Form 10-Q
period 1995-03-31
HOOPER HOLMES INC
filed 1995-05-15
CIK 741815

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1995

Commission File No. 1-9972

                              HOOPER HOLMES, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            New York                                       22-1659359
 ------------------------------                       ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification Number)

  170 Mt. Airy Rd., Basking Ridge, NJ                         07920
- ---------------------------------------                     ----------
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code: (908) 766-5000

                                      None
            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X   No
                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                     Outstanding at March 31, 1995
- ----------------------------          -----------------------------
Common stock, $.04 per value                    6,702,560

                      HOOPER HOLMES, INC. AND SUBSIDIARIES


                                     INDEX


                                                                        Page No.
                                                                        --------
PART I - Financial Information (1994 Audited)

     ITEM 1 - Financial Statements

          Consolidated Balance Sheets                                     1,2
            as of March 31, 1995 and
            December 31, 1994

          Consolidated Statements of Income                                3
            for the Three Months Ended
            March 31, 1995 and 1994

          Consolidated Statements of Cash Flows                            4
            for the Three Months Ended
            March 31, 1995 and 1994

          Notes to Financial Statements                                    5


     ITEM 2 - Management's Discussion and Analysis                        6,7
              of Financial Condition and Results
              of Operations


PART II - Other Information


     ITEM 6 - Exhibits and Reports on Form 8-K                             8

PART I - Financial Information (1994 Audited)

                              HOOPER HOLMES, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                        03/31/95      12/31/94
                                                     ------------   ------------
ASSETS

Current Assets

     Cash & Cash Equivalents .....................   $       --     $  1,695,844

     Accounts Receivable .........................     66,648,791     66,476,298

     Prepaid Expenses ............................      2,658,916      3,407,813
                                                     ------------   ------------

       Total Current Assets ......................     69,307,707     71,579,955
                                                     ------------   ------------

Property, Plant and Equipment

     Land and Land Improvements ..................        567,947        567,947

     Building ....................................      3,434,743      3,432,655

     Furniture, Fixtures & Equipment .............     11,774,391     11,172,750

     Leasehold Improvements ......................        317,398        307,579
                                                     ------------   ------------

     Total Property, Plant & Equipment ...........     16,094,479     15,480,931

     Less Accumulated Depreciation ...............      7,626,927      7,266,408
                                                     ------------   ------------

     Net Property, Plant & Equipment .............      8,467,552      8,214,523


Costs in Excess of Net Assets
   of Acquired Companies..........................     22,669,405     23,137,237

Intangible Assets ................................      2,394,475      2,470,947

Other Assets .....................................      2,322,946      2,893,254
                                                     ------------   ------------

Total Assets .....................................   $105,162,085   $108,295,916
                                                     ============   ============

                              HOOPER HOLMES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                     03/31/95         12/31/94
                                                   ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Current Maturities of Long Term Debt ....      $ 2,500,000      $ 2,150,000

     Accounts Payable ........................        5,661,562        6,386,762

     Accrued Expenses:

          Insurance Benefits .................          170,056          279,158

          Salaries, Wages and Fees ...........        1,785,534        2,100,127

          Payroll and Other Taxes ............        2,262,097        1,962,525

          Income Taxes Payable ...............          179,506          450,518

          Other ..............................        4,766,658        2,137,476
                                                   ------------     ------------

     Total Current Liabilities ...............       17,325,413       15,466,566

Long Term Debt, Less Current Maturities ......       41,476,942       46,326,942

Stockholders' Equity:

     Common Stock ............................          269,777          269,777

     Additional Paid in Capital ..............       24,114,410       24,114,410

     Retained Earnings .......................       22,446,692       22,589,370
                                                   ------------     ------------

                                                     46,830,879       46,973,557

     Less:  Treasury Stock ...................          471,149          471,149
                                                   ------------     ------------

     Total Stockholders' Equity ..............       46,359,730       46,502,408
                                                   ------------     ------------

Total Liabilities & Stockholders' Equity .....     $105,162,085     $108,295,916
                                                   ============     ============

                              HOOPER HOLMES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME



                                                     For the Three Months
                                                        Ended March 31
                                               ---------------------------------
                                                   1995                1994
                                               ------------        ------------

Revenues ...............................       $ 64,250,978        $ 61,915,041

Cost of Operations .....................         52,361,131          50,580,986
                                               ------------        ------------
Gross Profit ...........................         11,889,847          11,334,055
                                               ------------        ------------

Selling, General and Administrative ....         10,942,854           8,896,987
                                               ------------        ------------
Operating Profit .......................            946,993           2,437,068
                                               ------------        ------------
Other Income (Expense)
  Interest Expense .....................           (989,580)           (386,124)
  Interest Income ......................            154,038              54,713
                                               ------------        ------------
                                                   (835,542)           (331,411)
                                               ------------        ------------

Income before Taxes ....................            111,451           2,105,657

Income Taxes ...........................             53,000             916,500
                                               ------------        ------------
Net Income .............................       $     58,451        $  1,189,157
                                               ============        ============

Earnings per Share:
    Weighted Average Number of Shares ..          6,702,560           6,708,585

    Net Income .........................       $       0.01        $       0.18
                                               ============        ============

                              HOOPER HOLMES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For the Three Months
                                                            Ended March 31
                                                       ------------------------
                                                          1995          1994
                                                       ----------    ----------

Cash flows from operating activities:

  Net Income .....................................     $   58,451    $1,189,157

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization ................        924,235       855,242

    Provision for bad debt expense ...............        415,293       224,357

  Change in assets and liabilities:

    Accounts receivable ..........................       (587,786)   (7,997,801)

    Prepaid expenses and other assets ............      1,319,205      (208,613)

    Accounts payable and accrued expenses ........      1,508,846     1,660,904
                                                       ----------    ----------

  Net cash provided by (used in) operating
    activities ...................................      3,638,244    (4,276,754)
                                                       ----------    ----------

Cash flows from investing activities:

  Capital expenditures, net of disposals .........       (632,959)     (320,832)
                                                       ----------    ----------

  Net cash used in financing activities ..........       (632,959)     (320,832)
                                                       ----------    ----------

Cash flows from financing activities:

  Issuance of long term debt .....................      2,500,000     3,500,000

  Principal Payments of long term debt ...........     (7,000,000)            0

  Proceeds from exercise of stock options ........              0        15,472

  Dividends paid .................................       (201,129)     (503,085)
                                                       ----------    ----------

  Net cash (used in) provided by
    financing activities .........................      (4,701,129)    3,012,387
                                                        ----------    ----------

Net decrease in cash and cash equivalents ........     (1,695,844)   (1,585,199)

Cash and cash equivalents at beginning of year ...      1,695,844     1,585,199
                                                       ----------    ----------

Cash and cash equivalents at end of period .......     $        0    $        0
                                                       ==========    ==========

                              HOOPER HOLMES, INC.

                         Notes to Financial Statements
                                  (Unaudited)
                                 March 31, 1995


Note 1: Basis of Presentation

The financial information included herein is unaudited unless otherwise indicated; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.


Note 2: Earnings Per Share

Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the respective periods as outlined in Part I.

                              HOOPER HOLMES, INC.
                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

Results of Operation--Three months ended March 31, 1995 compared to
                      Three months ended March 31, 1994

Revenues for the first quarter of 1995 were $64,251,000 compared to $61,915,000 for the first quarter of 1994, an increase of 3.8%. This revenue increase evolves from both of our business segments and is as follows:

                                    1st Qtr.   1st Qtr.
         (000's)                      1995      1994     Increase
         -------                    --------  ---------  --------

         Healthcare Svcs.           $40,254    $39,253     2.6%
         Health Information Svcs.    23,997     22,662     5.9%

The first quarter 1995 increase in healthcare services revenue is attributed to our certified healthcare area. In Portamedic, the health information services division, revenue grew 5.9% for the first quarter 1995 versus 1994. With the continued objective of enhancing or maintaining margins, revenue sources with less than expected margins are being reviewed. This, to some extent, is temporary limiting the overall growth in revenues.

The Company's direct cost of operations, as a percentage of revenues, was 81.5% during the first quarter of 1995 compared to 81.7% during the first quarter of 1994 or from $50.6 million in 1994 to $52.4 million in 1995. Increased Medicare stepdown of home office costs helped stabilize this percentage relationship. As healthcare services revenue continues to constitute an increased percentage of our total revenue, this cost of operations percentage will increase. Pricing pressures on both sides of our business continue to contribute to this level of revenue growth. Selling, general and administrative (SG&A) expenses, as a percentage of revenues, were 17.0% during the first quarter of 1995 versus 14.4% during the first quarter of 1994. This percentage increase results from a $2.1 million increase in first quarter 1995 SG&A over first quarter 1994. This increase in healthcare SG&A resulted from additional selling, legal, regulatory and billing and collection personnel to service the increased healthcare business resulting from the Norrell acquisition. The lesser increase in health information SG&A is primarily from allocated home office SG&A expenses.

Operating profit for the first quarter 1995 decrease 61% to $947,000 as a result of the above increase in SG&A. The operating profit for the first quarter 1995 from health information services was approximately $2 million versus an approximate loss from healthcare of $1.0 million. Interest expense for the first quarter 1995 versus the first quarter 1994 was up over $.6 million due to higher net borrowings and higher interest rates. Other income was up $100,000 for the same period due to interest income and deferred gain recognized on the payment of the note receivables that resulted from the sale of our Direct Marketing business in 1992. This resulted in net Income for the first quarter of 1995 being $58,000 as compared to $1,189,000 for the first quarter of 1994.

Earnings per share for the first quarter of 1995 was $.01 per share versus $.18 in first quarter 1994. Average shares for the respective periods were 6,702,560 and 6,708,585.

Financial Condition

The Company's primary sources of cash are the Company's bank credit facility and internally generated funds. As of March 31, 1995 we reduced our total debt by $4.5 million compared to December 31, 1994. Days sales outstanding (DSO), a measure of accounts receivable efficiency, improved 14 days and 3 days respectively for healthcare and health information. Overall healthcare receivables decreased over $2 million in the first quarter 1995. That decrease is approximately equally split between our Medicare/Medicaid receivables and all other receivables. The Company renegotiated its revolving credit facility and increased it from $25 to $30 million, amended certain financial covenants and changed to base rate less 1/4% pricing. As of March 31, 1995, there was $21.3 borrowed of this facility.

The Company's current ratio at the end of the first three months of 1995 was 4.0 to 1 compared to 3.1 to 1 at 3/31/94 and 4.6 to 1 at 12/31/94. The Company closed the first quarter with over $51.9 million of working capital available.

Inflation has not nor is it expected to have a material impact on the company's results in 1995 nor have there been any material commitments for capital expenditures.

Dividends per share were decreased from $0.75 per share for the first quarter 1994 to $.03 for the first quarter 1995 and $.01 for the second quarter 1995.

Management believes that the combination of existing working capital available under the Company's credit facility and anticipated cash flows from operations will provide sufficient capital resources in the short term. Due to our increase in accounts receivable, management has initiated several steps to maximize the generation of cash in the short term, and will explore other financing options. The Company has recently retained Bear Stearns Inc. to assist the Company in evaluating and pursuing various alternatives with respect to the Nurse's House Call division, including the possible sale of the division.

Part II - Other Information



          ITEM 6: Exhibits and Reports on Form 8-K

                                                  Page No.
                                                  --------
                  Exhibit 27                         10

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Hooper Holmes, Inc.


Dated: May 15, 1995



                                                BY: JAMES M. McNAMEE
                                                    --------------------------
                                                    President and
                                                    Chief Executive Officer



                                                BY: FRED LASH
                                                    --------------------------
                                                    Senior Vice President
                                                    Chief Financial Officer &
                                                    Treasurer