Form 10-Q
period 1995-06-30
HOOPER HOLMES INC
filed 1995-08-16
CIK 741815

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995

SEC File No. 1-9972

                              HOOPER HOLMES, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            New York                                       22-1659359
 ------------------------------                       ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification Number)

  170 Mt. Airy Rd., Basking Ridge, NJ                         07920
---------------------------------------                     ----------
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

                           Yes  X   No
                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                     Outstanding at June 30, 1995
----------------------------          -----------------------------
Common stock, $.04 per value                    6,707,110

                      HOOPER HOLMES, INC. AND SUBSIDIARIES


                                     INDEX


                                                                        Page No.
                                                                        --------
PART I - Financial Information

     ITEM 1 - Financial Statements

          Consolidated Balance Sheets                                      1
            as of June 30, 1995 and
            December 31, 1994

          Consolidated Statements of Income                                2
            for the Quarter and Six Months Ended
            June 30, 1995 and 1994

          Consolidated Statements of Cash Flows                            3
            for the Six Months Ended
            June 30, 1995 and 1994

          Notes to Consolidated Financial Statements                      4,5


     ITEM 2 - Management's Discussion and Analysis                       6,7,8
              of Financial Condition and Results
              of Operations


PART II - Other Information

     ITEM 1 - Legal Proceedings                                             9

     ITEM 4 - Submission of Matters to a vote of                           10
              Security Holders

     ITEM 6 - Exhibits and Reports on Form 8-K                             11

                                               HOOPER HOLMES, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)


ASSETS                                                                06/30/95                      12/31/94
                                                                 -------------------           -------------------
Current assets:
   Cash and cash equivalents                                     $                0            $        1,695,844
   Accounts receivable                                                   13,220,972                    12,706,513
   Prepaid expenses                                                       1,645,723                     2,347,383
   Deferred/refundable taxes                                              9,215,575                             0
                                                                 -------------------           -------------------
       Total current assets                                              24,082,270                    16,749,740

Property, plant, and equipment:
   Land                                                                     570,116                       567,947
   Building                                                               3,438,634                     3,432,655
   Furniture & fixtures                                                   8,766,783                     8,179,498
   Leasehold improvements                                                   118,676                       110,726
                                                                 -------------------           -------------------

   Total property, plant & equipment                                     12,894,209                    12,290,826
   Less: accumulated depreciation                                         6,674,241                     6,027,686
                                                                 -------------------           -------------------

       Net property, plant & equipment                                    6,219,968                     6,263,140

Cost in excess of net assets of acquired companies                        3,970,333                     4,283,384
Intangibles assets                                                          180,868                       197,284
Other assets                                                              2,117,596                     1,632,763
Net assets - discontinued operations (Note 3)                            59,768,092                    74,045,993
                                                                 -------------------           -------------------

                                                                 $       96,339,127            $      103,172,304
                                                                 ===================           ===================

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Current maturities of long term debt                          $        2,800,000            $        2,150,000
   Accounts payable                                                       4,495,919                     5,043,424
   Accrued expenses:
      Insurance benefits                                                    101,915                       117,717
      Salaries and wages                                                     92,952                       522,181
      Payroll and other taxes                                               354,988                       422,392
      Income taxes payable                                                        0                       450,518
      Discontinued operations                                             8,957,941                             0
      Other                                                               2,938,789                     1,636,722
                                                                 -------------------           -------------------

       Total current liabilities                                         19,742,504                    10,342,954

Long term debt, less current maturities                                  43,126,942                    46,326,942

Stockholders' equity:
   Common stock                                                             269,777                       269,777
   Additional paid-in capital                                            24,097,717                    24,114,410
   Retained earnings                                                      9,515,299                    22,589,370
                                                                 -------------------           -------------------

                                                                         33,882,793                    46,973,557
   Less: treasury stock                                                     413,112                       471,149
                                                                 -------------------           -------------------

       Total stockholders' equity                                        33,469,681                    46,502,408
                                                                 -------------------           -------------------

                                                                 $       96,339,127            $      103,172,304
                                                                 ===================           ===================

See Notes to Consolidated Financial Statements


                               HOOPER HOLMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        Three Months Ended June 30,               Six Months Ended June 30,
                                                   ------------------------------------      -----------------------------------
                                                         1995                1994                  1995               1994
                                                   ----------------    ----------------      ----------------    ---------------
Revenues                                           $    24,395,611     $    23,015,621       $    48,393,054     $   45,677,792
Cost of operations                                      18,455,901          18,003,982            36,437,112         34,990,360
                                                   ----------------    ----------------      ----------------    ---------------

    Gross profit                                         5,939,710           5,011,639            11,955,942         10,687,432

Selling, general and administrative expenses             4,907,781           4,515,114             9,847,289          8,576,949
                                                   ----------------    ----------------      ----------------    ---------------

    Operating income                                     1,031,929             496,525             2,108,653          2,110,483

Other income (expense):
    Interest expense                                      (377,295)           (254,697)             (746,625)          (261,310)
    Interest income                                        120,366               7,480               187,219             18,061
    Other                                                        0                   0                     0                  0
                                                   ----------------    ----------------      ----------------    ---------------
                                                         (256,929)           (247,217)             (559,406)          (243,249)
                                                   ----------------    ----------------      ----------------    ---------------

    Income before income taxes                             775,000             249,308             1,549,247          1,867,234

Income taxes                                               328,971             108,487               697,161            812,699
                                                   ----------------    ----------------      ----------------    ---------------

    Income from continuing operations                      446,029             140,821               852,086          1,054,535
                                                   ----------------    ----------------      ----------------    ---------------

Discontinued operations:  (Note 3)
    Income (loss) from operations, net of taxes        (2,984,258)             301,069           (3,331,864)            576,512
    Loss on disposal, net of taxes                    (10,326,068)                   0          (10,326,068)                  0
                                                   ----------------    ----------------      ----------------    ---------------
    Income (loss) from discontinued operations        (13,310,326)             301,069          (13,657,932)            576,512
                                                   ----------------    ----------------      ----------------    ---------------

    Net income (loss)                              $  (12,864,297)     $       441,890       $  (12,805,846)     $    1,631,047
                                                   ================    ================      ================    ===============

Earnings (loss) per share:
    Weighted average number of shares                    6,707,110           6,710,660             6,704,398          6,709,628
      Income from continuing operations                      $0.07               $0.02                 $0.13              $0.16
      Income (loss) from discontinued operations            (1.98)                0.05                (2.03)               0.08
                                                   ----------------    ----------------      ----------------    ---------------
      Net income (loss)                                    ($1.91)               $0.07               ($1.90)              $0.24
                                                   ================    ================      ================    ===============

See Notes to Consolidated Financial Statements


                                                  HOOPER HOLMES, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                             Six Months Ended June 30,
                                                                                      -----------------------------------------
                                                                                            1995                   1994
                                                                                      ------------------    -------------------
Cash flows from operating activities:
Income from continuing operations                                                     $         852,086     $        1,054,535

Adjustments to reconcile income from continuing
    operations to net cash provided by operating activities:
    Depreciation and amortization                                                               922,767                618,289
    Provision for bad debt expense                                                               47,500                 40,883
    Change in assets and liabilities:
      Accounts receivable                                                                      (561,959)              (566,889)
      Prepaid expenses and other assets                                                         216,827             (1,608,624)
      Deferred/refundable taxes                                                              (9,215,575)                     0
      Accrued expenses--discontinued operations                                               8,957,941                      0
      Accounts payable and accrued expenses                                                    (208,393)               125,879
                                                                                      ------------------    -------------------

Net cash provided by (used in) operating activities of continuing operations                  1,011,194               (335,927)
                                                                                      ------------------    -------------------

Net cash provided by (used in) operating activities of discontinued operations                  921,121            (11,422,893)
                                                                                      ------------------    -------------------

Net cash provided by (used in) operating activities                                           1,932,315            (11,758,820)
                                                                                      ------------------    -------------------

Cash flows from investing activities:
    Capital expenditures, net of disposals                                                     (550,127)              (627,363)
    Net investing activities of discontinued operations                                        (301,152)              (158,106)
                                                                                      ------------------    -------------------

Net cash used in investing activities                                                          (851,279)              (785,469)
                                                                                      ------------------    -------------------

Cash flows from financing activities:
    Issuance of long term debt                                                                6,000,000             15,500,000
    Principal payments on long term debt                                                     (8,550,000)              (550,000)
    Payment of note                                                                                   0             (3,000,000)
    Proceeds from exercise of stock options                                                           0                 15,472
    Issuance of stock awards                                                                     41,344                      0
    Dividends paid                                                                             (268,224)            (1,006,382)
                                                                                      ------------------    -------------------

Net cash (used in) provided by financing activities                                          (2,776,880)            10,959,090
                                                                                      ------------------    -------------------

Net (decrease) in cash and cash equivalents                                                  (1,695,844)            (1,585,199)
Cash and cash equivalents at beginning of year                                                1,695,844              1,585,199
                                                                                      ------------------    -------------------

Cash and cash equivalents at end of period                                            $               0     $                0
                                                                                      ==================    ===================


See Notes to Consolidated Financial Statements

                              HOOPER HOLMES, INC.

                         Notes to Financial Statements
                                  (Unaudited)
                                 June 30, 1995


Note 1: Basis of Presentation

The financial information included herein is unaudited unless otherwise indicated; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the second quarter and six month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.


Note 2: Earnings Per Share

Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the respective periods as outlined in Part I.

Note 3:  Discontinued Operations

The Company has entered into an agreement that relates to the proposed sale, transfer and assignment of substantially all of the assets and business of the health care division of Hooper Holmes, Inc. a New York corporation, to Olsten Corporation, a Delaware corporation, or an affiliate thereof (the "NHC Transaction"), pursuant to an Agreement of Acquisition between the Company and Olsten, dated as of the 26th day of May, 1995. The NHC Division consists of the assets and business of the Company and its wholly-owned subsidiary Hooper Holmes Health Care, Inc. which are utilized principally in (a) providing comprehensive home health care services, including, without limitation, skilled and unskilled home health care services, pharmaceutical and ancillary services and products,
(b) providing private duty nursing services in institutional settings; (c) providing supplemental staffing services to or on behalf of health care facilities, providers and payors, and (d) operating six pharmacies. The NHC Division includes the assets and business of Nurse's House Call.

The Acquisition Agreement provides that as consideration for the sale of the NHC Assets, Olsten will transfer, assign and deliver to the Company all of the issued and outstanding capital stock of American Service Bureau, Inc., an Illinois corporation engaged in the business of providing paramedical examinations and related services to the life and health insurance industries under the name ASB Meditest, pay the Company Thirty-Four Million Five Hundred Thousand Dollars ($34,500,000) in cash as adjusted to reflect changes in the NHC Division Net Asset Amount between November 30, 1994 and the Closing Date, and in the ASB Meditest Net Asset Amount between December 31, 1994 and the Closing Date and assume certain specified liabilities relating to the NHC Division. If the Closing had taken place on June 30, 1995, the Cash Portion of the Purchase Price would have been $29.8 million after making this adjustment, and the liabilities to be assumed by Olsten would have been approximately $4.5 million. The Purchase Price was determined through arm's-length negotiation between the officers and financial advisors of Olsten and those of the Company.

In anticipation of the sale of Nurse's House Call which is subject to shareholder approval, the Company has presented the Nurse's House Call Division as a discontinued operation. Accordingly, the accompanying consolidated financial statements have been restated to conform with the discontinued operations presentation.

Net sales for the Company's discontinued operation (the "NHC Division") for the three and six months ended June 30, 1995 were $39.4 million and $79.7 million respectively, compared to $39.8 million and $79.1 million for three and six months ended June 30, 1994, respectively.

In the second quarter ended June 30, 1995, the Company has taken an after tax operating charge totaling $3.0 million pertaining to the discontinued operations. This charge relates to losses of the Nurse's House Call division in the second quarter and other aspects of the Nurse's House Call division.

The loss on disposal of $10.3 million (net of tax benefits of $7.6 million) includes a provision of $.9 million for operating losses during the phase out period.

Earnings (loss), from discontinued operations for the three months and six months ended June 30, 1995 and 1994 are net of taxes (benefits) of $(0.5) million and $(0.8) million, $0.2 million and $0.4 million, respectively. The net assets of discontinued operations consist primarily of accounts receivable, fixed assets, goodwill and intangibles, net of its related accounts payable and other accrued expenses.

                              HOOPER HOLMES, INC.

                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

Results of Operations -- Three months ended June 30, 1995 compared to
                         Three months ended June 30, 1994

Revenues from continuing operations for the second quarter of 1995 were $24,396,000 compared to $23,016,000 for the second quarter of 1994, an increase of 6.0%. This increase results from Portamedic continuing to be the preferred provider of examination services and the utilization of a large percentage of our premium priced services.

The Company's direct cost of operations from continuing operations, as a percentage of revenues, decreased from 78.2% for the second quarter of 1994 to 75.7% for the second quarter of 1995. This improvement resulted from the review in 1994 of unprofitable operations of the businesses acquired during late 1993, which resulted in the closing of nine (9) offices, and the elimination of certain contractor revenue sources with less than acceptable margins.

Selling, general and administrative expenses increased slightly, as a percentage of revenues to 20.1% from 19.6% for the second quarter of 1995 compared to the second quarter of 1994. This increase is primarily the result of additional sales and marketing expenses and data processing resources required to maintain and grow Health Information Services as the premier and preferred provider of examination services. Additionally, overall general corporate expenses have increased.

Operating income grew to $1.0 million from $497,000 and as a percentage of revenues, increased to 4.2% from 2.2% for the second quarter of 1995 compared to the second quarter of 1994. This increase is the result of improvement in cost of sales, offset by slightly higher selling, general and administrative expenses. Interest expense for the second quarter of 1995 was up just over $.1 million as a result of higher interest rates and higher net borrowings. The increase in interest expense was offset by the $.1 million increase in interest income. This increase is due primarily to a deferred gain recognized on the partial payment of the fully reserved note receivable resulting from the sale of our Direct Marketing business in 1992.

Earnings per share from continuing operations, for the second quarter of 1995 was $.07 per share versus $.02 per share for the second quarter of 1994. Average shares for the respective periods were 6,707,110 and 6,710,660, respectively.

The Company incurred a $13.3 million or $1.98 per share loss from discontinued operations in the second quarter of 1995. The loss relates to the planned sale of the "NHC Division" to Olsten Corporation and includes an after tax loss from operations of $3.0 million and an after tax loss of $10.3 million on the disposition of the "NHC Division."

Results of Operations -- Six months ended June 30, 1995 compared to
                         Six months ended June 30, 1994

Revenues from continuing operations for the first six months ended June 30, 1995 were $48,393,000 compared to $45,678,000 for the six months ended June 30, 1994, an increase of 5.9%. The growth in Health Information Services revenue is primarily due to internal growth, resulting in part to increased utilization of our premium priced services for the first six months of 1995 compared to the first six months of 1994.

The Company's direct cost of operations from continuing operations for the six months ended June 30, 1995 decreased to 75.3%, as a percentage of revenues, compared to 76.6% for the same period in 1994. This improvement resulted from the review, in 1994, of unprofitable operations of the businesses acquired during late 1993, which resulted in the closing of nine (9) offices, and the elimination of certain contractor revenue sources with less than acceptable margins.

Selling, general and administrative (SG&A) expenses increased as a percentage of revenues, to 20.3% from 18.8% for the first six months of 1995 compared to the first six months of 1994. This increase is primarily the result of additional sales and marketing expenses and data processing resources required to maintain and grow Health Information Services as the premier and preferred provider of examination services. Additionally, overall general corporate expenses have increased.

The Company's operating profit for the six months ended June 30, 1995, decreased slightly as a percentage of revenue to 4.4% from 4.6% as a result of the above increase in SG&A. Interest expense for the six months ended June 1995 was up nearly $.5 million as a result of higher interest rates and higher net borrowings. The increase in interest expense was partially offset by the $.2 million increase in interest income. This increase is due primarily to a deferred gain recognized on the partial payment of the fully reserved note receivable resulting from the sale of our Direct Marketing operation in 1992.

Earning per share from continuing operations, for the six months ended June 1995 was $.13 per share versus $.16 per share for the six months ended June 1994. Average shares outstanding for the respective periods were 6,704,398 and 6,709,628, respectively.

Financial Condition

The Company's primary sources of cash are the Company's bank credit facility and internally generated funds. As of June 30, 1995, the Company had total outstanding debt of $45.9 million, compared to $48.5 million as of December 31, 1994.

The Company's current ratio, as of June 30, 1995 was 1.2 to 1. The Company closed the first six months of 1995 with $4.3 million in working capital.

The assets and liabilities classified as "Net Assets - Discontinued Operation"are those net assets expected to be sold to Olsten Corporation and in return a substantial cash payment will be received. Had the closing occurred on June 30, 1995, the proceeds would have been $29.8 million. The proceeds will be utilized to ultimately pay down the Company's outstanding long term debt. It is anticipated that our bank credit facility, cash flows from operations and proceeds from the sale of Nurse's House Call to Olsten Corporation will provide sufficient capital resources over the next twelve months. It is anticipated that the sale transaction, improved cash flows and a revised bank debt arrangement will provide longer term liquidity.

Due to the current performance of the Nurse's House Call Division, and in the event that the Nurse's House Call transaction is not consummated, the Company would be required to renegotiate its debt financing arrangements or obtain other sources of debt financing. While management expects this would be available, there is no assurance that the financing could be obtained on terms favorable to the Company.

Following the sale of the Nurse's House Call division and the acquisition of ASB Meditest business, the Company's business will be primarily health information services. Historically, Health Information Services has experienced lower accounts receivable days sales outstanding (DSO's) than the DSO of the Nurse's House Call business. Management believes if this trend continues it should further strengthen the balance sheet, and provide increased liquidity.

Inflation has not nor will it have a material impact on the Company results nor have there been any material commitments for capital expenditures.

PART II -- Other Information

Item 1:  Legal Proceedings

On July 18, 1995, a lawsuit was filed in the Superior Court of California, County of Santa Barbara, by Stephani Johnson Scoles, an Independent Agent of the Company's Nurse's House Call Division. The lawsuit, names Norrell Health Care, Inc. (The Company's predecessor to the Agency Agreement), Olsten Kimberly Quality Care, Inc. and the Company as defendants. The Complaint alleges violations of the California Franchise Investment Law, breach of contract and fraud on the part of the Company and Norrell in connection with the establishment of the Agency Agreement. The Complaint seeks injunctive and declaratory relief, as well as recission, and compensatory damages in the amount of $700,000, or according to proof, plus interest and costs and punitive damages.

On April 4, 1995, the Company was served with a Civil Investigative Demand ("CID") by the United States Department of Justice ("DOJ"), relating to an investigation by the DOJ of allegations the Hooper Holmes, Inc.'s Nurse's House Call Division, and specifically its Columbus, Ohio office, falsified records and submitted false claims for reimbursement under Medicare and/or Medicaid. The CID requires the Company to provide documents and answers to interrogatories to the DOJ. The Company is cooperating with the DOJ to resolve this matter.

While it is not feasible to predict the outcome of these pending matters, based on a recent review, management is of the opinion that these matters will not have a material adverse impact on the Company's business or financial condition.

Item 4:  Submission of Matters to a vote of Security Holders

At the Company's Annual Meeting of Shareholders on May 16, 1995, the shareholders (1) elected James M. McNamee, Kenneth R. Rossano and G. Earle Wight to serve as directors until the 1998 Annual Meeting, and (2) ratified the selection of KPMG Peat Marwick LLP to serve as the Company's auditors for 1995.

The chart below names each director nominated for election by the shareholders at the 1995 Annual Meeting, the number of votes cast for, against or withheld and the number of broker nonvotes with respect to each such person:

                                        Votes Cast
                           ----------------------------------      Broker
Nominee                        For       Against     Withheld     Nonvotes
-------                    ---------    --------     --------     --------

James M. McNamee           4,423,888        --        74,868          0

Kenneth R. Rossano         4,424,075        --        74,681          0

G. Earle Wight             4,424,586        --        74,170          0


The name of each director whose term of office as a director continued after the annual meeting is as follows:

                                 Frederick D. King
                                 Quentin Kennedy, Sr.
                                 John Nolan
                                 Elaine La Monica
                                 Anne King Sullivan

With respect to the ratification of KPMG Peat Marwick LLP as auditors, the number of votes cast for was 4,486,831, cast against 7,250 and the number of abstentions was 4,675 and the number of broker nonvotes was 0.

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


Dated: August 15, 1995



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