Form 10-Q
period 1995-09-30
HOOPER HOLMES INC
filed 1995-11-14
CIK 741815

                                   FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1995

SEC File No. 1-9972

            Hooper Holmes, Inc.
            -------------------------------------------------------
                   (Exact name of registrant as specified in its charter)


New York                                           22-1659359
-----------------------------------------------    ----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification Number)

170 Mt. Airy Rd., Basking Ridge, NJ                07920
------------------------------------------------   ----------------------------
(Address of principal executive office)            (Zip Code)


Registrant's telephone number, including area code:  (908) 766-5000


                                     None
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


              Class                        Outstanding at September 30, 1995
--------------------------------         --------------------------------------
Common stock, $.04 par value                            6,707,052

                     HOOPER HOLMES, INC. AND SUBSIDIARIES

                                     INDEX

                                                          Page No.
                                                          --------
     PART I - Financial Information

          ITEM 1 - Financial Statements

               Consolidated Balance Sheets                     1
                   as of September 30, 1995 and
                   December 31, 1994

               Consolidated Statements of Income               2
                   for the Three Months and Nine Months
                   Ended September 30, 1995 and 1994

               Consolidated Statements of Cash Flows           3
                   for the Nine Months Ended
                   September 30, 1995 and 1994

               Notes to Consolidated Financial Statements    4,5


          ITEM 2 - Management's Discussion and Analysis    6,7,8
                     of Financial Condition and Results
                     of Operations


     PART II - Other Information

          ITEM 4 - Submission of Matters to a vote of          9
                     Security Holders

          ITEM 6 - Exhibits and Reports on Form 8-K

                              HOOPER HOLMES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                             09/30/95            12/31/94
                                                           ------------        ------------
ASSETS

CURRENT ASSETS:
  Cash                                                     $  1,864,392        $  1,695,844
  Accounts receivable                                        24,039,678          12,706,513
  Prepaid expenses                                            2,666,420           2,347,383
  Deferred / refundable taxes                                 9,454,365                   0
  Escrow funds                                               15,000,000                   0
                                                           ------------        ------------
  Total current assets                                       53,024,855          16,749,740

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                          570,116             567,947
  Building                                                    3,440,840           3,432,655
  Furniture & fixtures                                       15,092,261           8,179,498
  Leasehold improvements                                        118,676             110,726
                                                           ------------        ------------
  Total property, plant & equipment                          19,221,893          12,290,826
  Less: accumulated depreciation                              6,806,541           6,027,686
                                                           ------------        ------------
  Net property, plant & equipment                            12,415,352           6,263,140

  Cost in excess of net assets of acquired companies         16,690,942           4,283,384
  Intangible assets                                           8,972,660             197,284
  Other assets                                                3,643,757           1,632,763
  Net assets -- discontinued operations (Note 3)                      0          74,045,993
                                                           ------------        ------------
                                                           $ 94,747,566        $103,172,304
                                                           ============        ============
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current maturities of long term debt                     $  1,000,000        $  2,150,000
  Accounts payable                                            8,612,183           5,043,424
  Accrued expenses:
    Insurance benefits                                          129,588             117,717
    Salaries and wages                                          414,177             522,181
    Payroll and other taxes                                     749,037             422,392
    Income taxes payable                                              0             450,518
    Discontinued operations                                  12,072,075                   0
    Workers' compensation                                     1,995,189             247,887
    Other                                                     4,937,995           1,388,835
                                                           ------------        ------------

    Total current liabilities                                29,910,244          10,342,954

OTHER LIABILITIES:
  Long term debt                                             27,616,942          46,326,942
  Deferred tax liability                                      4,143,418                   0
                                                           ------------        ------------

  Total other liabilities                                    31,760,360          46,326,942

STOCKHOLDERS' EQUITY:
  Common stock                                                  269,777             269,777
  Additional paid-in capital                                 24,097,717          24,114,410
  Retained earnings                                           9,122,580          22,589,370
                                                           ------------        ------------
                                                             33,490,074          46,973,557
   Less: treasury stock                                         413,112             471,149
                                                           ------------        ------------
   Total stockholders' equity                                33,076,962          46,502,408
                                                           ------------        ------------
                                                           $ 94,747,566        $103,172,304
                                                           ============        ============

See Notes to Consolidated Financial Statements

                              HOOPER HOLMES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                              Three months ended               Nine months ended
                                                                 September 30,                    September 30,
                                                          ---------------------------     ---------------------------
                                                              1995           1994             1995           1994
                                                          ------------   ------------     ------------   ------------
Revenues                                                  $ 23,184,270   $ 22,680,230     $ 71,577,324   $ 68,358,022
Cost of operations                                          17,897,069     17,190,957       54,334,181     52,182,720
                                                          ------------   ------------     ------------   ------------

 Gross profit                                                5,287,201      5,489,273       17,243,143     16,175,302

Selling, general and administrative expenses                 4,199,022      4,769,278       14,046,312     13,344,824
                                                          ------------   ------------     ------------   ------------

 Operating income                                            1,088,179        719,995        3,196,831      2,830,478

Other income (expense):
 Interest expense                                             (451,801)      (337,299)      (1,198,426)      (598,609)
 Interest income                                                81,999          6,375          269,218         24,436
 Other                                                               0              0                0              0
                                                          ------------   ------------     ------------   ------------

                                                              (369,802)      (330,924)        (929,208)      (574,173)
                                                          ------------   ------------     ------------   ------------

 Income before income taxes                                    718,377        389,071        2,267,623      2,256,305

Income taxes                                                   324,000        169,236        1,021,161        981,935
                                                          ------------   ------------     ------------   ------------

 Income from continuing operations                             394,377        219,835        1,246,462      1,274,370
                                                          ------------   ------------     ------------   ------------

Discontinued operations: (Note 3)
 Income (loss) from operations, net of taxes                  (720,000)        94,544       (4,051,864)       671,056
 Loss on disposal, net of taxes                                      0              0      (10,326,068)             0
                                                          ------------   ------------     ------------   ------------

 Income (loss) from discontinued operations                   (720,000)        94,544      (14,377,932)       671,056
                                                          ------------   ------------     ------------   ------------
 Net income (loss)                                        $   (325,623)  $    314,379     $(13,131,470)  $  1,945,426
                                                          ============   ============     ============   ============

Earnings (loss) per share:
 Weighted average number of shares                           6,707,052      6,704,828        6,705,552      6,708,011
  Income from continuing operations                       $       0.06   $       0.03     $       0.19   $       0.19
  Income (loss) from discontinued operations                     (0.11)          0.02            (2.14)          0.10
                                                          ------------   ------------     ------------   ------------

  Net income (loss)                                       $      (0.05)  $       0.05     $      (1.95)   $       0.29
                                                          ============   ============     ============    ============

See Notes to Consolidated Financial Statements

                              Hooper Holmes, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                    Nine months ended
                                                                                       September 30,
                                                                                -----------------------------
                                                                                    1995             1994
                                                                                ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                                               $  1,246,462     $  1,274,370

Adjustments to reconcile income from continuing
  operations to net cash provided by operating activities:
  Depreciation and amortization                                                    1,260,043          812,341
  Provision for bad debt expense                                                      97,650           51,000
  Loss on disposal of NHC Division                                                10,326,068                0
  Change in assets and liabilities:
    Accounts receivable                                                              217,029            2,472
    Prepaid expenses and other assets                                               (347,674)        (961,046)
    Deferred/refundable taxes                                                     (9,454,365)               0
    Escrow account                                                               (15,000,000)               0
    Accrued expenses -- discontinued operations                                    6,507,430                0
    Accounts payable and accrued expenses                                          7,723,321         (204,872)
                                                                                ------------     ------------
Net cash (used in) provided by operating activities of continuing operations       2,575,964          974,265
                                                                                ------------     ------------
Net cash provided by (used in) operating activities of discontinued operations    (7,273,919)     (13,220,328)
                                                                                ------------     ------------
NET CASH (USED IN) OPERATING ACTIVITIES                                           (4,697,955)     (12,246,063)
                                                                                ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of ASB Corporation, net of cash acquired                           (31,000,000)               0
  Proceeds from disposition of NHC Division                                       57,412,355                0
  Capital expenditures, net of disposals                                            (595,435)        (717,114)
  Net investing activities of discontinued operations                               (796,441)        (329,157)
                                                                                ------------     ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               25,020,479       (1,046,271)
                                                                                ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long term debt                                                       7,000,000       17,826,942
  Principal payments on long term debt                                           (26,860,000)      (1,550,000)
  Payment of note                                                                          0       (3,000,000)
  Proceeds from exercise of stock options                                             41,344           38,722
  Treasury stock acquired                                                                  0          (98,964)
  Dividends paid                                                                    (335,320)      (1,509,565)
                                                                                ------------     ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                              (20,153,976)      11,707,135
                                                                                ------------     ------------

Net increase (decrease) in cash and cash equivalents                                 168,548       (1,585,199)
Cash and cash equivalents at beginning of year                                     1,695,844        1,585,199
                                                                                ------------     ------------

Cash and cash equivalents at end of period                                      $  1,864,392     $          0
                                                                                ============     ============

See Notes to Consolidated Financial Statements

                              HOOPER HOLMES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1995

NOTE 1:   BASIS OF PRESENTATION

The financial information included herein is unaudited unless otherwise indicated; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the third quarter and nine month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

NOTE 2:   EARNINGS PER SHARE

Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the respective periods as outlined in Part I.

NOTE 3:   DISCONTINUED OPERATIONS

The Company entered into an agreement that related to the sale, transfer and assignment of substantially all of the assets and business of the health care division of Hooper Holmes, Inc. a New York corporation, to Olsten Corporation, a Delaware corporation, or an affiliate thereof (the "NHC Transaction"), pursuant to an Agreement of Acquisition between the Company and Olsten, dated as of the 26th day of May, 1995. The NHC Division consists of the assets and business of the Company and its wholly-owned subsidiary Hooper Holmes Health Care, Inc. which are utilized principally in (a) providing comprehensive home health care services, including, without limitation, skilled and unskilled home health care services, pharmaceutical and ancillary services and products, (b) providing private duty nursing services in institutional settings; (c) providing supplemental staffing services to or on behalf of health care facilities, providers and payors, and (d) operating six pharmacies. The NHC Division includes the assets and business of Nurse's House Call.

The transaction closed September 29, 1995 subject to the final adjustment of the cash portion of the purchase price as discussed below. The Acquisition Agreement provided that as consideration for the sale of the NHC Assets, Olsten will transfer, assign and deliver to the Company all of the issued and outstanding capital stock ("ASB Meditest Stock ") of American Service Bureau, Inc., an Illinois corporation engaged in the business of providing paramedical examinations and related services to the life and health insurance industries under the name ASB Meditest ("ASB Meditest"), pay the Company Thirty-Four Million Five Hundred Thousand Dollars ($34,500,000) in cash as adjusted to reflect changes in the NHC Division Net Asset Amount between November 30, 1994 and the Closing Date, and in the ASB Meditest

Net Asset Amount between December 31, 1994 and the Closing Date and assume certain specified liabilities relating to the NHC Division. The preliminary net asset values as of September 29, 1995 resulted in a Cash Portion of the Purchase Price of $26.4 million and the liabilities to be assumed by Olsten were approximately $5.1 million. The final determination of the cash portion of the purchase price and of the net liabilities to be assumed is expected to occur no later than December 31, 1995. The Purchase Price was determined through arm's-length negotiation between the officers and financial advisors of Olsten and those of the Company. The accompanying consolidated financial statements have been restated to conform with the discontinued operations presentation.

Net sales for the Company's discontinued operation (the "NHC Division") for the three and nine months ended September 30, 1995 were $37.6 million and $117.2 million respectively, compared to $39.7 million and $118.7 million for three and nine months ended September 30, 1994, respectively.

In the third quarter ended September 30, 1995, the Company increased the after tax operating charge by $.7 million for legal fee accruals and additional losses from operations, which now totals $4.0 million for the nine months ended September 30, 1995 pertaining to the discontinued operations.

NOTE 4:        ACQUISITION

On September 29, 1995, as part of the NHC transaction, the Company purchased all of the outstanding stock of ASB Meditest, a national health information services company, headquartered in Framingham, Massachusetts. The acquisition was valued at approximately $33.5 million which included direct costs of the acquisition and was recorded under the purchase method of accounting. Cost in excess of net assets acquired of approximately $12.8 million is being amortized over 25 years using the straight line method. Additionally, a non-competition agreement was entered into in the amount of $2.0 million and is being expensed over 5 years.

The following unaudited pro forma information has been prepared as if the acquisition of ASB Meditest had occurred on January 1, 1995. This pro forma information does not purport to be an indication of the results that actually would have been obtained if the operations had been combined during the periods.

               (in thousands, except per share amounts)
                                            Nine Months Ended  Nine Months Ended
                                            September 30,1995  September 30,1994
                                            -----------------  -----------------
               Revenues                           $130,560           $130,785
               Net (loss) income                  $   (416)          $    497
               Net (loss) income per share        $   (.06)          $    .07
                                                  ========           ========

HOOPER HOLMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS -  THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO
                         THREE MONTHS ENDED SEPTEMBER 30, 1994

Revenues from continuing operations for the third quarter of 1995 were $23,184,000 compared to $22,680,000 for the third quarter of 1994, an increase of 2.2%. This increase continues to result from increased utilization of our premium priced services.

The Company's direct cost of operations from continuing operations, as a percentage of revenues, increased from 75.8% for the third quarter of 1994 to 77.2% for the third quarter of 1995. This increase in cost of sales results primarily from an increase in operating expenses of the field operations, including branch sales personnel and expenses, and upgrades of computer systems.

Selling, general and administrative expenses totaled $4.2 million as compared to $4.8 million, for 1995 and 1994 respectively, representing an improvement as a percentage of revenue to 18.1% from 21.0%. This improvement is primarily the result of improved control of expenses in the continuing Portamedic business.

Operating income improved to $1.1 million from $720,000 and as a percentage of revenues, increased to 4.7% from 3.2% for the third quarter of 1995 compared to the third quarter of 1994. This improvement is the result of improvement in selling, general and administrative expenses, offset by slightly higher cost of sales. Interest expense for the third quarter of 1995 was up just over $.1 million as a result of higher interest rates and higher net borrowings.
Interest income increased due primarily to a deferred gain recognized on the partial payment of the fully reserved note receivable resulting from the sale of our Direct Marketing business in 1992.

Earnings per share from continuing operations, for the third quarter of 1995 was $394,000 or $.06 per share versus $220,000 or $.03 per share for the third quarter of 1994. Average shares for the respective periods were 6,707,052 and 6,704,828, respectively.

The Company incurred a $13.3 million or $1.98 per share loss from discontinued operations in the second quarter of 1995. This loss was increased $.7 million in the third quarter primarily due to legal fee accruals and additional losses from operations. The loss relates to the sale of the "NHC Division" to Olsten Corporation and includes an after tax loss from operations of $4.0 million and an after tax loss of $10.3 million on the disposition of the "NHC Division."

RESULTS OF OPERATIONS -  NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO
                         NINE MONTHS ENDED SEPTEMBER 30, 1994

Revenues from continuing operations for the first nine months ended September 30, 1995 were $71,577,000 compared to $68,358,000 for the nine months ended September 30, 1994, an increase of 4.7%. The growth in Health Information Services revenue is primarily due to internal growth, resulting in part to increased utilization of our premium priced services for the first nine months of 1995 compared to the first nine months of 1994.

The Company's direct cost of operations from continuing operations for the nine months ended September 30, 1995 decreased to $54,334,000 or 75.9%, as a percentage of revenues, compared to $52,183,000 or 76.3% for the same period in 1994. This improvement resulted from management action in 1994 which resulted in the closing of nine (9) offices, and the elimination of certain contractor revenue sources with less than acceptable margins.

Selling, general and administrative (SG&A) expenses increased slightly as a percentage of revenues, to 19.6% from 19.5% for the first nine months of 1995 compared to the first nine months of 1994.

As a result of the foregoing, operating profit for the nine months ended September 30, 1995, increased as a percentage of revenue to 4.5% from 4.1% as a result of the above factors. Interest expense for the nine months ended September 1995 was up $.6 million as a result of higher interest rates and higher net borrowings. The increase in interest expense was partially offset by the $.3 million increase in interest income. This increase is due primarily to a deferred gain recognized on the partial payment of the fully reserved note receivable resulting from the sale of our Direct Marketing operation in 1992.

Earning per share from continuing operations, for the nine months ended September 1995 was $.19 per share versus $.19 per share for the nine months ended September 1994. Average shares outstanding for the respective periods were 6,705,552 and 6,708,011, respectively.

FINANCIAL CONDITION

The Company's primary sources of cash are its bank credit facility and internally generated funds. Due to the impact of the NHC transaction (as defined below) on the Company's balance sheet, the Company has negotiated a replacement financing agreement with its banks. The negotiated terms are consistent with that of the current agreement. As of September 30, 1995, the Company had total outstanding debt of $28.6 million, compared to $48.5 million as of December 31, 1994 following the application of certain of the proceeds of the NHC transaction.

The Company's current ratio, as of September 30, 1995 was 1.8 to 1. The Company closed the first nine months of 1995 with $23.1 million in working capital.

Having completed the sale of the Nurse's House Call division and the acquisition of the ASB Meditest business, the Company's business is now primarily health information services. Historically, Health Information Services has experienced lower accounts receivable days sales outstanding (DSO's) than that of the Nurse's House Call business, which ranged between 115 and 125 DSO. At September 30, 1995 the accounts receivable from the Company's continuing operation was $12.4 million with a DSO of approximately 47 days. The acquired Company's accounts receivable was approximately $11.6 million with a DSO of 53 days. The Company anticipates improving the acquired Company's DSO. Due to the historically lower DSO of the Company's health information services business, the Company expects to maintain a substantially lower overall DSO than its historic level which included the Nurse's House Call healthcare business.

The NHC transaction called for a portion of the purchase price to be placed in escrow until collections reduce the accounts receivables sold to Olsten to $15.0 million. The Company expects this will occur and, as required by its bank agreement, will reduce its long term debt as money is released from escrow.

On October 6, 1995, the Company sold the drug screening business (projected annualized revenue of approximately $6 million), acquired in the NHC transaction, for $1.2 million. Cash in the amount of $.7 million and a one year note for $.5 million have been received by the Company.

Inflation has not nor will it have a material impact on the Company results nor have there been any material commitments for capital expenditures.

PART II - OTHER INFORMATION


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the Company's Special Meeting of Shareholders on September 29, 1995, the shareholders (1) approved the sale, transfer and assignment of substantially all of the assets and business of the Company's health care division (the "NHC Division") to Olsten Corporation, in return for all of the outstanding stock of American Service Bureau, Inc. an affiliate Company of Olsten, cash and other consideration.

The chart below summarizes the number of votes cast for, against or withheld and the number of broker non-votes with respect to the aforementioned transaction:



                       Votes Cast
            -------------------------------          Total
               For       Against   Withheld          Voted
            ---------    -------   --------        ---------

            5,322,460     8,750     21,036         5,352,246

With respect to the above transaction, the total number of votes cast was 5,352,246, and there were 1,400,384 broker non-votes.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HOOPER HOLMES, INC.


Dated:  November 14, 1995


                                         /s/ James M. McNamee
                                     BY: _______________________________________
                                            James M. McNamee
                                            President and
                                            Chief Executive Officer


                                         /s/ Fred Lash
                                     BY: _______________________________________
                                            Fred Lash
                                            Senior Vice President
                                            Chief Financial Officer &
                                            Treasurer