Form 10-Q
period 1996-03-31
HOOPER HOLMES INC
filed 1996-05-13
CIK 741815

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996

Commission File No. 1-9972

                              Hooper Holmes, Inc.
            -------------------------------------------------------
                   (Exact name of registrant as specified in
                                 its charter)


New York                                  22-1659359
- ---------------------------------------   ---------------------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification Number)

170 Mt. Airy Rd., Basking Ridge, NJ       07920
- ---------------------------------------   ----------------------------------
(Address of principal executive office)   (Zip Code)


Registrant's telephone number, including area code:  (908) 766-5000


                                     None
- ----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes    X          No
                                 -------         -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                      Outstanding at March 31, 1996
- ----------------------------           -----------------------------
Common stock, $.04 per value                     6,712,114

                      HOOPER HOLMES, INC. AND SUBSIDIARIES



                                     INDEX


                                                        Page No.
                                                        --------

PART I - Financial Information (1995 Audited)

     ITEM 1 - Financial Statements

          Consolidated Balance Sheets                       1
            as of March 31, 1996 and
            December 31, 1995

          Consolidated Statements of Income                 2
            for the Three Months Ended
            March 31, 1996 and 1995

          Consolidated Statements of Cash Flows             3
            for the Three Months Ended
            March 31, 1996 and 1995

          Notes to Financial Statements                     4

     ITEM 2 - Management's Discussion and Analysis        5,6
                of Financial Condition and Results
                of Operations


PART II - Other Information


     ITEM 6 - Exhibits and Reports on Form 8-K
                Exhibit 27

                              HOOPER HOLMES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                  03/31/96          12/31/95
                                                -------------     -------------
                                                 (Unaudited)        (Audited)
ASSETS
Current Assets:
  Cash and cash equivalents                     $      -          $   1,065,464
  Accounts receivable - trade                      20,346,945        21,974,398
  Accounts receivable - other                       1,142,190         2,387,010
  Escrow funds                                      5,205,957        15,000,000
  Refundable income taxes                           8,914,734         9,264,734
  Other current assets                              5,008,661         4,716,328
                                                -------------     -------------
    Total current assets                           40,618,487        54,407,934

Property, plant and equipment:
  Land and land improvements                          570,116           570,116
  Building                                          3,471,186         3,465,876
  Furniture, fixtures and equipment                14,161,237        13,955,687
  Leasehold improvements                              278,676           278,676
                                                -------------     -------------
  Total property, plant and equipment              18,481,215        18,270,355
  Less: Accumulated depreciation                    8,007,167         7,423,190
                                                -------------     -------------
    Net property, plant and equipment              10,474,048        10,847,165

Cost in excess of net assets of
 acquired companies                                16,388,502        16,601,785
Intangible assets                                  10,711,148        10,589,722
Other assets                                          905,776         1,550,489
                                                -------------     -------------
    Total assets                                $  79,097,961     $  93,997,095
                                                =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long term debt          $   1,350,000     $   8,800,000
  Accounts payable                                  7,165,821        10,677,452
  Accrued expenses:
    Insurance benefits                                101,572           127,215
    Salaries, wages and fees                          374,222           596,886
    Payroll and other taxes                           265,013           740,678
    Income taxes payable                              501,591                 0
    Discontinued operations                         3,700,234         4,380,023
    Other                                           4,472,487         4,299,369
                                                -------------     -------------
    Total current liabilities                      17,930,940        29,621,623

Long term debt, less current maturities            22,700,000        26,250,000
Deferred income taxes                               4,824,831         4,993,459
                                                -------------     -------------
  Total other liabilities                          27,524,831        31,243,459

Common stock                                          269,777           269,777
Additional paid-in capital                         24,083,393        24,080,988
Retained earnings                                   9,616,703         9,138,401
                                                -------------     -------------
                                                   33,969,873        33,489,166
  Less: Treasury stock                                327,683           357,153
                                                -------------     -------------
  Total stockholders' equity                       33,642,190        33,132,013
                                                -------------     -------------
    Total liabilities and stockholders'
     equity                                     $  79,097,961     $  93,997,095
                                                =============     =============

                              HOOPER HOLMES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                       YTD March 31,
                                               ------------------------------
                                                    1996             1995
                                               -------------    -------------
Revenues                                       $  38,611,000    $  23,997,443
Cost of operations                                29,413,988       17,981,211
                                               -------------    -------------
 Gross profit                                      9,197,012        6,016,232
Selling, general and administrative expenses       7,823,618        4,939,508
                                               -------------    -------------
 Operating income                                  1,373,394        1,076,724
Other income (expense)
 Interest expense                                   (627,014)        (369,330)
 Interest income                                     301,068           66,853
                                               -------------    -------------
                                                    (325,946)        (302,477)
                                               -------------    -------------
 Income before income taxes                        1,047,448          774,247
Income taxes                                         502,000          368,190
                                               -------------    -------------
 Income from continuing operations                   545,448          406,057
                                               -------------    -------------
Discontinued operations:
 Loss from operations, net of taxes                        0         (347,606)
 Loss on disposal, net of taxes                            0                0
                                               -------------    -------------
 Loss from discontinued operations                         0         (347,606)
                                               -------------    -------------
 Net income                                    $     545,448    $      58,451
                                               =============    =============
Earnings (loss) per share:
 Weigted average number of shares                  6,712,114        6,702,502
    Income from continuing operations                   0.08             0.06
    Loss from discontinued operations                   0.00            (0.05)
                                               -------------    -------------
    Net income                                 $        0.08    $        0.01
                                               =============    =============

                              HOOPER HOLMES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        Three months ended March 31,
                                                                        ------------------------------
                                                                             1996             1995
                                                                        --------------   -------------
Cash flows from operating activities:
  Income from continuing operations                                     $      545,448   $    406,057
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
    Depreciation and amortization                                            1,316,309        527,403
    Provision for bad debt expense                                              95,000        107,502
    Issuance of stock awards                                                    31,875              0
  Change in assets and liabilities, net of effect from
    acquisitions / dispositions of businesses:
    Accounts receivable                                                      2,777,274     (1,630,419)
    Escrow funds                                                             9,794,043              0
    Income tax receivable                                                      350,000              0
    Other current assets                                                      (273,022)       712,725
    Accounts payable and accrued expenses                                   (3,740,398)     1,444,666
    Accrued expenses -- discontinued operations                               (679,789)             0
                                                                        --------------   ------------
  Net cash provided by operating activities of
   continuing operations                                                    10,216,740      1,567,934
                                                                        --------------   ------------
  Net cash provided by operating activities of
    discontinued operations                                                          0      2,070,310
                                                                        --------------   ------------
  Net cash provided by operating activities                                 10,216,740      3,638,244
                                                                        --------------   ------------

Cash flows from investing activities:
  Capital expenditures, net of disposals                                      (215,058)      (394,856)
  Net investing activities of discontinued operations                                0       (238,103)
                                                                        --------------   ------------
  Net cash used in investing activities                                       (215,058)      (632,959)
                                                                        --------------   ------------

Cash flows from financing activities:
  Issuance of long term debt                                                 2,500,000      2,500,000
  Principal payments on long term debt                                     (13,500,000)    (7,000,000)
  Dividends paid                                                               (67,146)      (201,129)
                                                                        --------------   ------------
  Net cash used in financing activities                                    (11,067,146)    (4,701,129)
                                                                        --------------   ------------

Net decrease in cash and cash equivalents                                   (1,065,464)    (1,695,844)
Cash and cash equivalents at beginning of year                               1,065,464      1,695,844
                                                                        --------------   ------------
Cash and cash equivalents at end of period                              $            0   $          0
                                                                        ==============   ============

                              HOOPER HOLMES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996


NOTE 1:   BASIS OF PRESENTATION

The financial information included herein is unaudited unless otherwise indicated; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K.

The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.


NOTE 2:   EARNINGS PER SHARE

Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the respective periods as outlined in Part I.


NOTE 3:   DISCONTINUED OPERATIONS

The 1995 consolidated financial statements exclude amounts for discontinued operations from captions applicable to continuing operations and have been restated to conform with the 1996 presentation.

                              HOOPER HOLMES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION - THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO
                       THREE MONTHS ENDED MARCH 31, 1995

Revenues for the first quarter of 1996 were $38.6 million compared to $24.0
million for the first quarter of  1995, an increase of 60.9%.   Management
believes this growth results from a combination of its continued efforts to gain marketshare and approximately $13.0 million of acquired revenue from the ASB Meditest acquisition.

The Company's cost of operations for the first quarter of 1996 totaled $29.4 million compared to $18.0 million for the first quarter of 1995. This increase in cost of sales results primarily from the added business of the ASB Meditest acquisition in September 1995, and higher branch operating expenses due largely to that acquisition. The Company believes that it may continue to realize additional branch operating savings as the planned consolidations of the ASB Meditest acquisition are finalized. Cost of operations as a percentage of revenues, increased from 74.9% for the first quarter of 1995 to 76.2% for the first quarter of 1996.

Selling, general and administrative expenses totaled $7.8 million as compared to $4.9 million for the first quarter of 1996 and 1995, respectively, and as a percentage of revenue totaled 20.3% compared to 20.6%. The increase of $2.9 million is largely attributed to SG&A expenses related to ongoing ASB Meditest corporate functions. The Company believes that additional savings will be realized as the integration of ASB Meditest continues.

Accordingly, the Company's operating income improved to $1.4 million from $1.1 million and as a percentage of revenues, decreased to 3.6% from 4.5% for the first quarter of 1996 compared to the first quarter of 1995.

Interest expenses increased in the first quarter of 1996 to $.6 million compared to $.4 million for the first quarter of 1995, due to higher amounts borrowed. This increase was offset by certain other income items, primarily interest earned on the escrowed accounts receivable sold as part of the Nurse's House Call transaction in September 1995.

Net income and earnings per share for the first quarter of 1996 were $545,000 or $.08 per share versus $406,000 or $.06 per share for the first quarter of 1995. Average shares for the respective periods were 6,712,114 and 6,702,502.

FINANCIAL CONDITION

The Company has three primary sources of cash, it's bank credit facility, internally generated funds and the escrowed cash from the Olsten/ASB Meditest deal that closed in September 1995.

Net cash provided by operations in the first quarter ended March 31, 1996 was $10.2 million. The primary source of this cash was $9.8 million from the escrow cash and $2.8 million from the reduction of ongoing accounts receivables. This was offset partly by a decrease in operating payables and accrued expenses due to temporarily higher levels at December 31, 1995 as a result of the NHC transaction.

Our revolver credit facility stood at $31.5 million at December 31, 1995 and was reduced $10.7 million during the quarter. The revolver balance at March 31, 1996 was $20.8 million with a total credit line available under the revolver of $29.3 million.

The balance of escrow cash at the start of the year was $15.0 million and at the close of the first quarter of 1996 was $5.2 million.

Due to the loss on the sale of Nurse's House Call operations in 1995, the Company anticipates an income tax refund in the second half of 1996 of approximately $9.0 million.

The Company's current ratio at the end of March 1996 stood at 2.3:1 as compared to 1.8:1 at December 31, 1995. Also, inflation has not, nor is it expected to have a material impact on the Company's financial results in 1996 and there have been no material commitments for capital expenditures.

Dividends declared in February and May 1996 were declared at $.01 per share.

Management believes that the combination of cash and cash equivalents, other working capital sources, borrowings under the Company's credit facility, the escrow cash and anticipated income tax refund, along with the anticipated cash flows from continuing operations, will provide sufficient capital resources for the foreseeable future.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HOOPER HOLMES, INC.


Dated:  May 13, 1996


                                  /s/ James M. McNamee
                              BY: _________________________________
                                  James M. McNamee
                                  President and
                                  Chief Executive Officer


                                  /s/ Fred Lash
                              BY: _________________________________
                                  Fred Lash
                                  Senior Vice President
                                  Chief Financial Officer &
                                  Treasurer