Form 10-Q
period 1996-06-30
HOOPER HOLMES INC
filed 1996-08-09
CIK 741815

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996

Commission File No. 1-9972

                      Hooper Holmes, Inc.
                      -----------------------------------------------
                            (Exact name of registrant as specified in its charter)


New York                                22-1659359
- ---------------------------------       -----------------------------------
(State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)        Identification Number)

170 Mt. Airy Rd., Basking Ridge, NJ     07920
- -----------------------------------     -----------------------------------
(Address of principal executive office) (Zip Code)


Registrant's telephone number, including area code:  (908) 766-5000

                         None
- --------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                  Yes        X        No
                      ---------------   --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Class                    Outstanding at June 30, 1996
- --------------------------------      ---------------------------------
Common stock, $.04 per value                     6,712,114

                      HOOPER HOLMES, INC. AND SUBSIDIARIES



                                     INDEX


                                                        Page No.
                                                        --------

PART I - Financial Information

       ITEM 1 - Financial Statements

           Consolidated Balance Sheets                      1
              as of June 30, 1996 and
              December 31, 1995

           Consolidated Statements of Operations            2
              for the Quarter and Six Months Ended
              June 30, 1996 and 1995

           Consolidated Statements of Cash Flows            3
              for the Six Months Ended
              June 30, 1996 and 1995

           Notes to Financial Statements                    4


       ITEM 2 - Management's Discussion and Analysis    5,6,7
                    of Financial Condition and Results
                    of Operations


PART II - Other Information


       ITEM 1 - Legal Proceedings                          8

       ITEM 4 - Submission of Matters to a vote of
                    Security Holders                       8

       ITEM 6 - Exhibits and Reports on Form 8-K

                   Exhibit 27                              -

                              Hooper Holmes, Inc.
                          Consolidated Balance Sheets


                                                           06/30/96                12/31/95
                                                        -------------            -------------
                                                         (Unaudited)               (Audited)
ASSETS
Current Assets:
   Cash and cash equivalents                            $     231,852            $   1,065,464
   Accounts receivable - trade                             19,291,522               21,974,398
   Accounts receivable - other                                649,160                2,387,010
   Escrow funds                                             1,046,719               15,000,000
   Refundable income taxes                                  8,571,048                9,264,734
   Other current assets                                     4,157,236                4,716,328
                                                        -------------            -------------
      Total current assets                                 33,947,537               54,407,934

Property, plant and equipment:
   Land and land improvements                                 570,116                  570,116
   Building                                                 3,493,708                3,465,876
   Furniture, fixtures and equipment                       14,451,001               13,955,687
   Leasehold improvements                                     281,776                  278,676
                                                        -------------            -------------
   Total property, plant and equipment                     18,796,601               18,270,355
   Less: Accumulated depreciation                           8,593,066                7,423,190
                                                        -------------            -------------
      Net property, plant and equipment                    10,203,535               10,847,165

Cost in excess of net assets of acquired companies         16,175,219               16,601,785
Intangible assets                                          10,267,275               10,589,722
Other assets                                                  829,872                1,550,489
                                                        -------------            -------------
      Total assets                                      $  71,423,438            $  93,997,095
                                                        =============            =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long term debt                 $   1,400,000            $   8,800,000
   Accounts payable                                         5,450,224               10,677,452
   Accrued expenses:
     Insurance benefits                                       254,250                  127,215
     Salaries, wages and fees                                 515,352                  596,886
     Payroll and other taxes                                  104,316                  740,678
     Discontinued operations                                3,324,577                4,380,023
     Other                                                  3,297,607                4,299,369
                                                        -------------            -------------
     Total current liabilities                             14,346,326               29,621,623

Long term debt, less current maturities                    17,900,000               26,250,000
Deferred income taxes                                       4,656,202                4,993,459
                                                        -------------            -------------
   Total other liabilities                                 22,556,202               31,243,459

Common stock                                                  269,777                  269,777
Additional paid-in capital                                 24,083,393               24,080,988
Retained earnings                                          10,495,423                9,138,401
                                                        -------------            -------------
                                                           34,848,593               33,489,166
   Less: Treasury stock                                       327,683                  357,153
                                                        -------------            -------------
   Total stockholders' equity                              34,520,910               33,132,013
                                                        -------------            -------------
     Total liabilities and stockholders' equity         $  71,423,438            $  93,997,095
                                                        =============            =============

See accompanying notes to consolidated financial statements.

                              Hooper Holmes, Inc.
                     Consolidated Statements Of Operations
                                  (Unaudited)

                                                      Three months ended June 30,            Six months ended June 30,
                                                  ---------------------------------     ---------------------------------
                                                        1996               1995               1996               1995
                                                  --------------     --------------     --------------     --------------
Revenues                                          $  39,813,823      $  24,395,611      $  78,424,823      $  48,393,054
Cost of operations                                   29,916,991         18,455,901         59,330,979         36,437,112
                                                  --------------     --------------     --------------     --------------
     Gross profit                                     9,896,832          5,939,710         19,093,844         11,955,942
Selling, general and administrative expenses          7,795,964          4,907,781         15,619,582          9,847,289
                                                  --------------     --------------     --------------     --------------
     Operating income                                 2,100,868          1,031,929          3,474,262          2,108,653
Other income (expense)
     Interest expense                                  (476,224)          (377,295)        (1,103,238)          (746,625)
     Interest income                                    194,222            120,366            495,290            187,219
                                                  --------------     --------------     --------------     --------------
                                                       (282,002)          (256,929)          (607,948)          (559,406)
                                                  --------------     --------------     --------------     --------------
     Income before income taxes                       1,818,866            775,000          2,866,314          1,549,247
Income taxes                                            873,000            328,971          1,375,000            697,161
                                                  --------------     --------------     --------------     --------------
     Income from continuing operations                  945,866            446,029          1,491,314            852,086
                                                  --------------     --------------     --------------     --------------
Discontinued operations:
     Loss from operations, net of taxes                       0         (2,984,258)                 0         (3,331,864)
     Loss on disposal, net of taxes                           0        (10,326,068)                 0        (10,326,068)
                                                  --------------     --------------     --------------     --------------
     Loss from discontinued operations                        0        (13,310,326)                 0        (13,657,932)
                                                  --------------     --------------     --------------     --------------
     Net income                                   $     945,866      $ (12,864,297)     $   1,491,314      $ (12,805,846)
                                                  ==============     ==============     ==============     ==============
Earnings (loss) per share:
     Weighted average number of shares                6,712,114          6,707,052          6,712,114          6,704,790
        Income from continuing operations                  0.14               0.07               0.22               0.13
        Loss from discontinued operations                  0.00              (1.97)              0.00              (2.03)
                                                  --------------     --------------     --------------     --------------
        Net income                                $        0.14      $       (1.90)     $        0.22      $       (1.90)
                                                  ==============     ==============     ==============     ==============


     See accompanying notes to consolidated financial statements.

                              Hooper Holmes, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                       Six months ended June 30,
                                                                                ------------------------------------
                                                                                      1996                 1995
                                                                                ---------------      ---------------
Cash flows from operating activities:
  Income from continuing operations                                             $     1,491,314      $       852,086
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
   Depreciation and amortization                                                      2,512,620              922,767
   Provision for bad debt expense                                                       190,000               47,500
   Issuance of stock awards                                                              31,875               41,344
   Loss on sale of fixed assets                                                          11,749
  Change in assets and liabilities, net of effect from
   acquisitions/dispositions of businesses:
   Accounts receivable                                                                4,230,726             (561,959)
   Escrow funds                                                                      13,953,281                    0
   Income tax receivable                                                                350,000           (9,215,575)
   Other current assets                                                                 698,770              216,827
   Accounts payable and accrued expenses                                             (6,813,422)            (208,393)
   Accrued expenses-discontinued operations                                          (1,055,446)           8,957,941
                                                                                ---------------      ---------------
  Net cash provided by operating activities of continuing operations                 15,601,467            1,052,538
                                                                                ---------------      ---------------
  Net cash provided by operating activities of discontinued operations                        0              921,121
                                                                                ---------------      ---------------
  Net cash provided by operating activities                                          15,601,467            1,973,659
                                                                                ---------------      ---------------

Cash flows from investing activities:
  Capital expenditures, net of disposals                                               (550,787)            (550,127)
  Net investing activities of discontinued operations                                         0             (301,152)
                                                                                ---------------      ---------------
  Net cash used in investing activities                                                (550,787)            (851,279)
                                                                                ---------------      ---------------

Cash flows from financing activities:
  Issuance of long term debt                                                          7,500,000            6,000,000
  Principal payments on long term debt                                              (23,250,000)          (8,550,000)
  Dividends paid                                                                       (134,292)            (268,224)
                                                                                ---------------      ---------------
  Net cash used in financing activities                                             (15,884,292)          (2,818,224)
                                                                                ---------------      ---------------

Net decrease in cash and cash equivalents                                              (833,612)          (1,695,844)
Cash and cash equivalents at beginning of year                                        1,065,464            1,695,844
                                                                                ---------------      ---------------
Cash and cash equivalents at end of period                                      $       231,852      $             0
                                                                                ===============      ===============





    See accompanying notes to consolidated financial statements.

                              HOOPER HOLMES, INC.

                         Notes to Financial Statements
                                 June 30, 1996


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

The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.


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

                              HOOPER HOLMES, INC.
                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

Results of Operation -   Three months ended June 30, 1996 compared to
                         Three months ended June 30, 1995

Revenues for the second quarter of 1996 were $39.8 million compared to $24.4
million for the second quarter of  1995, an increase of 63.2%.   Management
believes this growth results from a combination of approximately $13.5 million of acquired revenue from the ASB Meditest acquisition and its continued efforts to gain market share.

The Company's cost of operations for the second quarter of 1996 totaled $29.9 million compared to $18.5 million for the second quarter of 1995. This increase in cost of sales results primarily from the added business of the ASB Meditest acquisition in September 1995, and increased branch operating expenses due largely to the acquired branches in the acquisition. Cost of operations as a percentage of revenues, decreased from 75.7% for the second quarter of 1995 to 75.1% for the second quarter of 1996. The decrease is the result of cost savings and efficiencies realized from the integration of ASB Meditest.

Selling, general and administrative expenses totaled $7.8 million as compared to $4.9 million for the second quarter of 1996 and 1995, respectively, and as a percentage of revenue totaled 19.6% compared to 20.1%. The increase of $2.9 million is largely attributed to SG&A expenses related to ongoing corporate functions added to handle the increased acquired business.

Accordingly, the Company's operating income improved to $2.1 million from $1.0 million and as a percentage of revenues, increased to 5.3% from 4.2% for the second quarter of 1996 compared to the second quarter of 1995.

Interest expense increased in the second quarter of 1996 to $.5 million compared to $.4 million for the second quarter of 1995, due to higher amounts borrowed. This increase was offset by certain other income items, primarily interest earned on the escrowed funds that were part of the Nurse's House Call (NHC) transaction in September 1995.

Net income and earnings per share for the second quarter of 1996 were $946,000 or $.14 per share versus $446,000 or $.07 per share for the second quarter of 1995. Average shares for the respective periods were 6,712,114 and 6,707,502.

Results of Operation -   Six months ended June 30, 1996 compared to
                         Six months ended June 30, 1995

Revenues for the six months ended June 30, 1996 were $78.4 million compared to $48.4 million for the six months ended June 30, 1995, an increase of 62.1%. Management believes this growth results from a combination of approximately $26.5 million of acquired revenue from the ASB Meditest acquisition and its continued efforts to gain market share.

The Company's cost of operations for the six months ended June 30, 1996 totaled $59.3 million compared to $36.4 million for the six months ended June 30, 1995. This increase in cost of sales results primarily from the added business of the ASB Meditest acquisition in September 1995, and higher branch operating expenses due largely to that acquisition. Cost of operations as a percentage of revenues, increased from 75.3% for the six months ended June 30, 1995 to 75.7% for the six months ended June 30, 1996. The increase resulted from the additional costs related to the ASB acquisition.

Selling, general and administrative expenses totaled $15.6 million as compared to $9.8 million for the six months ended June 30, 1996 and 1995, respectively, and as a percentage of revenue totaled 19.9% compared to 20.4%. The increase of $6.1 million is largely attributed to SG&A expenses related to ongoing corporate functions added to handle the increased acquired business.

Accordingly, the Company's operating income improved to $3.5 million from $2.1 million and as a percentage of revenues, remained at 4.4% for the six months ended June 30, 1996, and 1995.

Interest expense increased for the six months ended June 30, 1996 to $1.1 million compared to $.7 million for the six months ended June 30, 1995, due to higher amounts borrowed. This increase was offset by certain other income items, primarily interest earned on the escrowed accounts receivable sold as part of the NHC transaction in September 1995.

Net income and earnings per share for the six months ended June 30, 1996 were $1,491,000 or $.22 per share versus $852,000 or $.13 per share for the six months ended June 30, 1995. Average shares for the respective periods were 6,712,114 and 6,704,790.

Financial Condition

The Company has three primary sources of cash, it's bank credit facility, internally generated funds and the escrowed cash from the Olsten/ASB Meditest deal that closed in September 1995.

Net cash provided by operations in the second quarter ended June 30, 1996 was $15.6 million. The primary source of this cash was $14.0 million from the escrow cash and $4.2 million from the reduction of ongoing accounts receivables, offset partly by a decrease in operating payables and accrued expenses due to temporarily higher levels at December 31, 1995 as a result of the NHC transaction.

Our revolver credit facility stood at $31.5 million at December 31, 1995 and was reduced $10.7 million during the second quarter. The revolver balance at June 30, 1996 was $16.2 million.

The balance of the escrow funds at the start of the year was $15.0 million and at the close of the second quarter of 1996 was just over $1 million dollars.

The Company's current ratio at the end of June 1996 stood at 2.4:1 as compared to 1.8:1 at December 31, 1995. Also, inflation has not, nor is it expected to have a material impact on the Company's financial results in 1996 and there have been no material commitments for capital expenditures.

Dividends declared in February and May 1996 were declared at $.01 per share and at $.02 per share for August 1996.

Management believes that the combination of cash and cash equivalents, other working capital sources, borrowings under the Company's credit facility, the escrow cash and anticipated income tax refund, along with the anticipated cash flows from continuing operations, will provide sufficient capital resources for the foreseeable future.

PART II - Other Information

Item 1:     Legal Proceedings

On April 4, 1995, the Company was served with a Civil Investigative Demand ("CID") by the United States Department of Justice ("DOJ"), relating to an investigation by the DOJ of allegations the Hooper Holmes, Inc.'s Nurse's House Call Division, and specifically its Columbus, Ohio office, falsified records and submitted false claims for reimbursement under Medicare and/or Medicaid. The CID required the Company to provide documents and answers to interrogatories to the DOJ. The Company sold its Nurse's House Call division in 1995. Early in the third quarter of this year, the Company received notification from the DOJ that it no longer has obligations under the CID. The Company considers the matter closed.



Item 4:     Submission of Matters to a vote of Security Holders

At the Company's Annual Meeting of Shareholders on May 22, 1996, the shareholders (1) elected Frederick D. King, Anne King Sullivan and Benjamin A. Currier to serve as directors until the 1999 Annual Meeting, and (2) ratified the selection of KPMG Peat Marwick LLP to serve as the Company's auditors for 1996.

The chart below names each director nominated for election by the shareholders at the 1996 Annual Meeting, the number of votes cast for, against or withheld and the number of broker nonvotes with respect to each such person:

                                 Votes Cast                  Broker
Nominee               For          Against    Withheld      Nonvotes
- --------              --------------------------------      --------

Frederick D. King     5,504,186      -        41,407            0

Anne King Sullivan    5,511,586      -        34,007            0

Benjamin A. Currier   5,506,540      -        39,053            0


The name of each director whose term of office as a director continued after the annual meeting is as follows:

               James M. McNamee
               Kenneth R. Rossano
               Quentin Kennedy, Sr.
               John Nolan
               Elaine La Monica
               G. Earle Wight

With respect to the ratification of KPMG Peat Marwick LLP as auditors, the number of votes cast for was 5,515,613 against 20,807 and the number of abstentions was 9,172 and the number of broker nonvotes was 0.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Hooper Holmes, Inc.


Dated: August 8, 1996



                                  BY:   /s/ James M. McNamee
                                       --------------------------------
                                       James M. McNamee
                                       President and
                                       Chief Executive Officer



                                  BY:  /s/ Fred Lash
                                       --------------------------------
                                       Fred Lash
                                       Senior Vice President
                                       Chief Financial Officer &
                                       Treasurer