Form 10-Q
period 1996-09-30
HOOPER HOLMES INC
filed 1996-11-12
CIK 741815

                                   FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1996

Commission File No. 1-9972


                  Hooper Holmes, Inc.
                  -------------------------------------------------------
                       (Exact name of registrant as specified in its charter)


New York                                           22-1659359
-------------------------------------              --------------------
(State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification Number)


170 Mt. Airy Rd., Basking Ridge, NJ                07920
---------------------------------------            ---------------------
(Address of principal executive office)            (Zip Code)


Registrant's telephone number, including area code:  (908) 766-5000



                          None
--------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.




             Yes      X        No
                  ---------       -----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


          Class                Outstanding at September 30, 1996
----------------------------   ------------------------------------
Common stock, $.04 per value             6,730,864

                     HOOPER HOLMES, INC. AND SUBSIDIARIES



                                     INDEX


                                                            Page No.
                                                            --------

PART I - Financial Information

     ITEM 1 - Financial Statements

          Consolidated Balance Sheets                          1
            as of September 30, 1996 and
            December 31, 1995

          Consolidated Statements of Operations                2
            for the Quarter and Nine Months
            Ended September 30, 1996 and 1995

          Consolidated Statements of Cash Flows                3
            for the Nine Months Ended
            September 30, 1996 and 1995

          Notes to Financial Statements                        4


     ITEM 2 - Management's Discussion and Analysis         5,6,7
                of Financial Condition and Results
                of Operations


PART II - Other Information

     ITEM 6 - Exhibits and Reports on Form 8-K

                Exhibit 27                                     -


                              Hooper Holmes, Inc.
                          Consolidated Balance Sheets




                                                          09/30/96                 12/31/95
                                                     --------------------     -------------------
                                                         (Unaudited)              (Audited)
ASSETS
Current Assets:
     Cash and cash equivalents                       $           466,414      $        1,065,464
     Accounts receivable - trade                              17,858,416              21,974,398
     Accounts receivable - other                                 498,961               2,387,010
     Escrow funds                                                 13,619              15,000,000
     Refundable income taxes                                   1,873,916               9,264,734
     Other current assets                                      3,888,019               4,716,328
                                                     --------------------     -------------------
         Total current assets                                 24,599,345              54,407,934

Property, plant and equipment:
     Land and land improvements                                  571,314                 570,116
     Building                                                  3,509,502               3,465,876
     Furniture, fixtures and equipment                        14,737,801              13,955,687
     Leasehold improvements                                      285,426                 278,676
                                                     --------------------     -------------------
     Total property, plant and equipment                      19,104,043              18,270,355
     Less: Accumulated depreciation                            9,139,022               7,423,190
                                                     --------------------     -------------------
         Net property, plant and equipment                     9,965,021              10,847,165

Cost in excess of net assets of acquired companies            16,416,852              16,601,785
Intangible assets                                              9,832,984              10,589,722
Other assets                                                     787,268               1,550,489
                                                     --------------------     -------------------
         Total assets                                $        61,601,470      $       93,997,095
                                                     ====================     ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long term debt            $         1,300,000      $        8,800,000
     Accounts payable                                          5,457,623              10,677,452
     Accrued expenses:
         Insurance benefits                                    2,103,051                 994,820
         Salaries, wages and fees                                945,444                 596,886
         Payroll and other taxes                                 237,334                 740,678
         Discontinued operations                               1,512,597               4,380,023
         Other                                                 2,540,451               3,431,764
                                                     --------------------     -------------------
         Total current liabilities                            14,096,500              29,621,623

Long term debt, less current maturities                        7,450,000              26,250,000
Deferred income taxes                                          4,487,574               4,993,459
                                                     --------------------     -------------------
     Total other liabilities                                  11,937,574              31,243,459

Common stock                                                     269,777                 269,777
Additional paid-in capital                                    24,015,190              24,080,988
Retained earnings                                             11,461,705               9,138,401
                                                     --------------------     -------------------
                                                              35,746,672              33,489,166
     Less: Treasury stock                                        179,276                 357,153
                                                     --------------------     -------------------
     Total stockholders' equity                               35,567,396              33,132,013
                                                     --------------------     -------------------
         Total liabilities and stockholders' equity  $        61,601,470      $       93,997,095
                                                     ====================     ===================

See accompanying notes to consolidated financial statements.

                              Hooper Holmes, Inc.
                     Consolidated Statements Of Operations
                                  (Unaudited)

                                                             Three months ended                     Nine months ended
                                                               September 30,                          September 30,
                                                    -------------------------------------  ------------------------------------
                                                          1996                1995               1996               1995
                                                    -----------------   ----------------   -----------------  -----------------
Revenues                                            $      37,907,218   $     23,184,270   $     116,332,041  $      71,577,324
Cost of operations                                         28,631,068         17,897,069          87,962,047         54,334,181
                                                    -----------------   ----------------   -----------------  -----------------
   Gross profit                                             9,276,150          5,287,201          28,369,994         17,243,143
Selling, general and administrative expenses                6,917,970          4,199,022          22,537,552         14,046,312
                                                    -----------------   ----------------   -----------------  -----------------
   Operating income                                         2,358,180          1,088,179           5,832,442          3,196,831
Other income (expense)
   Interest expense                                          (293,643)          (451,801)         (1,396,882)        (1,198,426)
   Interest income                                             54,039             81,999             549,329            269,218
                                                    -----------------   ----------------   -----------------  -----------------
                                                             (239,604)          (369,802)           (847,553)          (929,208)
                                                    -----------------   ----------------   -----------------  -----------------
   Income before income taxes                               2,118,576            718,377           4,984,889          2,267,623
Income taxes                                                1,018,000            324,000           2,393,000          1,021,161
                                                    -----------------   ----------------   -----------------  -----------------
   Income from continuing operations                        1,100,576            394,377           2,591,889          1,246,462
                                                    -----------------   ----------------   -----------------  -----------------
Discontinued operations:
   Loss from operations, net of taxes                               0           (720,000)                  0         (4,051,864)
   Loss on disposal, net of taxes                                   0                  0                   0        (10,326,068)
                                                    -----------------   ----------------   -----------------  -----------------
   Loss from discontinued operations                                0           (720,000)                  0        (14,377,932)
                                                    -----------------   ----------------   -----------------  -----------------
Net income (loss)                                   $       1,100,576   $       (325,623)  $       2,591,889  $     (13,131,470)
                                                    =================   ================   =================  =================
Earnings (loss) per share:
   Weighted average number of shares                        6,715,906          6,707,052           6,713,387          6,705,552
      Income from continuing operations                          0.16               0.06                0.39               0.19
      Loss from discontinued operations                          0.00              (0.11)               0.00              (2.14)
                                                    -----------------   ----------------   -----------------  -----------------
      Net income (loss)                             $            0.16   $          (0.05)  $            0.39  $           (1.95)
                                                    =================   ================   =================  =================

See accompanying notes to consolidated financial statements.

                              Hooper Holmes, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     Nine months ended September 30,
                                                                               --------------------------------------------
                                                                                        1996                     1995
                                                                               -------------------     --------------------
Cash flows from operating activities:
 Income from continuing operations                                             $        2,591,889      $         1,246,462
 Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities:
  Depreciation and amortization                                                         3,748,023                1,260,043
  Provision for bad debt expense                                                          285,000                   97,650
  Issuance of stock awards                                                                 31,875                   41,344
  Loss on sale of fixed assets                                                             13,183                        0
 Change in assets and liabilities, net of effect from
  acquisitions/dispositions of businesses:
  Accounts receivable                                                                   5,719,031                  217,029
  Income tax receivable                                                                 7,390,817               (1,008,681)
  Other current assets                                                                    999,718                 (347,674)
  Accounts payable and accrued expenses                                                (6,098,582)               7,723,321
  Accrued expenses -- discontinued operations                                          (2,867,426)                       0
                                                                               -------------------     --------------------
 Net cash provided by operating activities of continuing operations                    11,813,528                9,229,494
                                                                               -------------------     --------------------
 Net cash provided by operating activities of discontinued operations                           0                 (693,448)
                                                                               -------------------     --------------------
 Net cash provided by operating activities                                             11,813,528                8,536,046
                                                                               -------------------     --------------------
Cash flows from investing activities:
 Net proceeds from dispositions                                                                 0               13,219,698
 Escrow funds                                                                          14,986,381                        0
 Acquisition, net of cash acquired                                                        (30,000)                       0
 Capital expenditures, net of disposals                                                  (880,578)                (595,435)
 Net investing activities of discontinued operations                                            0                 (796,441)
                                                                               -------------------     --------------------
 Net cash used in investing activities                                                 14,075,803               11,827,822
                                                                               -------------------     --------------------
Cash flows from financing activities:
 Issuance of long term debt                                                            12,500,000                7,000,000
 Principal payments on long term debt                                                 (38,800,000)             (26,860,000)
 Proceeds from issuance of stock options                                                   80,204                        0
 Dividends paid                                                                          (268,585)                (335,320)
                                                                               -------------------     --------------------
   Net cash used in financing activities                                              (26,488,381)             (20,195,320)
                                                                               -------------------     --------------------

Net decrease in cash and cash equivalents                                                (599,050)                 168,548
Cash and cash equivalents at beginning of year                                          1,065,464                1,695,844
                                                                               -------------------     --------------------
Cash and cash equivalents at end of period                                     $          466,414      $         1,864,392
                                                                               ===================     ====================




See accompanying notes to consolidated financial statements.

                              HOOPER HOLMES, INC.

                         Notes to Financial Statements
                              September 30, 1996



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

The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.



Note 2:   Earnings Per Share


Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the respective periods as outlined in Part I.



Note 3:   Discontinued Operations


The 1995 consolidated financial statements exclude amounts for discontinued operations from captions applicable to continuing operations.

                              HOOPER HOLMES, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operation


Results of Operation - Three months ended September 30, 1996 compared to
                       Three months ended September 30, 1995


Revenues for the third quarter of 1996 were $37.9 million compared to $23.2
million for the third quarter of  1995, an increase of 63.5%.   Management
believes this growth results from a combination of acquired revenue from the ASB Meditest (ASB) acquisition and its continued efforts to gain market share.

The Company's cost of operations for the third quarter of 1996 totaled $28.6 million compared to $17.9 million for the third quarter of 1995. This increase in cost of sales results primarily from the added business of the ASB acquisition in September 1995, and increased branch operating expenses due primarily to the acquired branches in the acquisition. Cost of operations as a percentage of revenues, decreased from 77.2% for the third quarter of 1995 to 75.5% for the third quarter of 1996. The decrease is the result of cost savings and efficiencies realized from the integration of ASB.

Selling, general and administrative expenses totaled $6.9 million as compared to $4.2 million for the third quarter of 1996 and 1995, respectively, and as a percentage of revenue totaled 18.2% compared to 18.1%. The increase of $2.7 million is largely attributed to SG&A expenses related to ongoing corporate functions added to handle the acquired business.

Accordingly, the Company's operating income improved to $2.4 million from $1.1 million and as a percentage of revenues, increased to 6.2% from 4.7% for the third quarter of 1996 compared to the third quarter of 1995.

Interest expense decreased in the third quarter of 1996 to $.3 million compared to $.5 million for the third quarter of 1995, due to lower amounts borrowed. The Company reduced its revolver borrowings by $10 million during the quarter. Interest expense was offset by certain other income items, primarily interest earned on the escrowed funds that were part of the Nurse's House Call (NHC) transaction in September 1995.

Net income and earnings per share for the third quarter of 1996 were $1,101,000 or $.16 per share versus $394,000 or $.06 per share for the third quarter of 1995. Average shares for the respective periods were 6,715,906 and 6,707,052.

Results of Operation -   Nine months ended September 30, 1996 compared to
                         Nine months ended September 30, 1995

Revenues for the nine months ended September 30, 1996 were $116.3 million compared to $71.6 million for the nine months ended September 30, 1995, an increase of 62.5%. Management believes this growth results from a combination of acquired revenue from the ASB Meditest (ASB) acquisition and its continued efforts to gain marketshare.

The Company's cost of operations for the nine months ended September 30, 1996 totaled $88.0 million compared to $54.3 million for the nine months ended September 30, 1995. This increase in cost of sales results primarily from the added business of the ASB acquisition in September 1995, and higher branch operating expenses due primarily to that acquisition. Cost of operations as a percentage of revenues, decreased slightly from 75.9% for the nine months ended September 30, 1995 to 75.6% for the nine months ended September 30, 1996. The decrease results from the cost savings realized from the integration of ASB.

Selling, general and administrative expenses totaled $22.5 million as compared to $14.0 million for the nine months ended September 30, 1996 and 1995, respectively, and as a percentage of revenue totaled 19.4% compared to 19.6%. This increase is largely attributed to SG&A expenses related to ongoing corporate functions added to handle the acquired business.

Accordingly, the Company's operating income improved to $5.8 million from $3.2 million and as a percentage of revenues, increased to 5.0% for the third quarter of 1996 from 4.5% for the third quarter of 1995.

Interest expense for the nine months ended September 30, 1996 was $1.4 million compared to $1.2 million for the nine months ended September 30, 1995. This increase was offset by certain other income items, primarily interest earned on the escrowed accounts receivable sold as part of the NHC transaction in September 1995.

Net income and earnings per share for the nine months ended September 30, 1996 were $2,592,000 or $.39 per share versus $1,246,000 or $.19 per share for the nine months ended September 30, 1995. Average shares for the respective periods were 6,713,387 and 6,705,552.

Financial Condition

The Company's primary sources of cash are its bank credit facility and internally generated funds.

Net cash provided by operations in the third quarter ended September 30, 1996 was $11.8 million. The primary source of this cash was $7.4 million from income tax refunds and $5.7 million from the reduction of ongoing accounts receivables, offset partly by a decrease in operating payables and accrued expenses due to temporarily higher levels at December 31, 1995 as a result of the NHC transaction.

Our revolver credit facility stood at $31.5 million at December 31, 1995. The revolver balance at September 30, 1996 was $6.2 million. This amount was reduced as a result of the release of the escrowed funds, the tax refunds, and the reduction of ongoing accounts receivables.

The balance of the escrow funds at the start of the year was $15.0 million and at the close of the third quarter of 1996 was $14,000. These escrowed funds were released to the Company and utilized to pay down our debt.

The Company's current ratio at the end of September 1996 stood at 1.7:1 as compared to 1.8:1 at December 31, 1995. Inflation has not, nor is it expected to have a material impact on the Company's financial results in 1996 and there have been no material commitments for capital expenditures.

Dividends declared in February and May 1996 were declared at $.01 per share and at $.02 per share for August and November 1996.

Management believes that the combination of cash and cash equivalents, other working capital sources, borrowings under the Company's credit facility and anticipated income tax refunds, along with the anticipated cash flows from continuing operations, will provide sufficient capital resources for the foreseeable future.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Hooper Holmes, Inc.


Dated: November 12, 1996



                                     BY: /s/ James M. McNamee
                                         ------------------------------
                                         James M. McNamee
                                         President and
                                         Chief Executive Officer



                                     BY: /s/ Fred Lash
                                         ------------------------------
                                         Fred Lash
                                         Senior Vice President
                                         Chief Financial Officer &
                                         Treasurer