Form 10-K405
period 1996-12-31
HOOPER HOLMES INC
filed 1997-03-31
CIK 741815

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934




For the fiscal year ended         December 31, 1996
                          ---------------------------------------------------


Commission File Number                 1-9972
                          ---------------------------------------------------

                              Hooper Holmes, Inc.
-----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             New York                               22-1659359
-------------------------------------    ------------------------------------
(State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization)

170 Mt. Airy Road, Basking Ridge, N.J.                 07920
-------------------------------------    ------------------------------------
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code    (908) 766-5000
                                                   --------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on
Title of Each Class                                  Which Registered
--------------------                           ---------------------------

Common Stock ($0.04 Par Value)                   American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
-----------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X      No
   ---------    ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [X]

Based on the closing sales price of February 28, 1997 the aggregate market value of the voting stock held by non affiliates of Registrant was $98,842,000.

The number of shares outstanding of the Registrant's common stock, $.04 par value was 6,794,121 at February 28, 1997.

Certain information contained in the Company's 1996 Annual Report to Shareholders and its Proxy Statement in connection with its 1997 Annual Meeting of Shareholders is incorporated by reference into Parts I, II and III of this Form 10-K.

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

     Today, the Company is nationally recognized as the largest provider of health information services through a network of nearly 200 branch offices in 50 states. Through its health information alternate site operations the Company provides medical and paramedical examinations (which typically involve taking a medical history, recording physical information and obtaining specimens) and related services to life and health insurance companies.

Business Strategy

     Management believes that the Company is well positioned to continue to capitalize on several favorable trends currently affecting the health information, alternate site industry.

     The health information alternate site services business which provides specialty underwriting information services to the country's life and health insurance industry, continues to show trends which indicate an increase in life and health insurance underwriting volume, stricter underwriting standards for life and health insurance and a basic consolidation of health information companies serving the industry.

     The Company's commitment to automation has placed it in the position of being the leading nationwide automated provider of health information services. Development of electronic exam technology via laptops has led to the introduction of our "Teledex" automated exam and application services which we find has been widely accepted as a solution to many of our clients' needs for accurate and timely health information. The formulation in 1996 of our partnerships with new clients utilizing direct response to sell policies are examples of strides recently made as a result of our investments in technology in the past 3 years. It is management's objective to expand the Company's capabilities to provide additional database services to the insurance industry as they face new challenges in their changing market.

     Over the past several years, the Company's health information services have grown through internal development of branch offices and acquisitions of strategically located similar businesses. The acquisition of

ASB Meditest in 1995 ratifies management's intentions to continue to expand its health information services business through internal growth and strategic acquisitions.

     The Company's ongoing strategy is to combine these positive industry trends, increased market presence, entrance into related markets and our superior technology to become the leading health information services provider in the life and health insurance industry.

Health Information Services

  Industry Overview

     Management believes that continued growth in the health information business results from an increase in the number of medical and paramedical examinations ordered and from additional testing procedures and new services required by insurance companies. Additionally, several important trends in the insurance industry point to increased demand for the Company's health information services:

     Stricter Underwriting Standards. Many life and health insurance companies continue to lower the thresholds of insurance coverage requiring pre-insurance examinations, due in part to growing concern over substance abuse, AIDS and other illnesses and the improved ability to identify AIDS and other life-threatening diseases through laboratory testing. As technological advances enable home detection of additional risks, the Company anticipates an increased demand for such procedures as part of the examination process.

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

     Restructuring. Costs and competitive pressures are forcing many of our clients in the life and health industry to change their methods of doing business. Procedures for completing applications, processing and even the underwriting of risks are being outsourced from what were traditionally in-house operations to more efficient, cost effective third parties. This area is our fastest growing segment of new services.

     The Company believes that it is well positioned to capitalize on these trends for several reasons. The Company's network of highly automated branch offices enables it to provide services nationwide in all urban and rural locations. On-site branch office management is accountable for local operations which enhances the Company's ability to establish and maintain relationships with local insurance agents. The 1993 acquisition of Lifedata Medical Services, Inc., a company with a large number of rural examiners, enhanced this long term objective. The 1995 acquisition of ASB Meditest added additional locations rounding our total nationwide to 200, which were consolidated during 1996. Also, the Company is committed to providing superior quality service and has established and implemented a strict set of quality assurance standards. Because the Company owns the majority of its branch offices and does not rely on franchisees to provide medical and paramedical examinations, it is able to maintain consistent enforcement of these Company-wide standards. Finally, the Company provides accurate and complete examination results to insurance clients, in most cases within three to five days of receiving the initial request for an examination. The Company's ability to process examinations rapidly is due, in part, to the proximity of its branch offices to the homes and workplaces of insurance applicants, ongoing improvements in data processing and management information systems, and the use of medically trained personnel who promptly evaluate insurance applicants and efficiently process examination results. The Company has increased resources in its quality assurance review system in an effort to make the quality of its health information services among the best in the life and health insurance industry.

  Services

     Portamedic(R) -- Medical and Paramedical Examinations

     Management believes that the Company is the leader of four leading national providers of medical and paramedical examinations for applicants seeking insurance coverage from life and health insurers. Examinations are provided nationwide under the Portamedic trade name through nearly 200 branch locations in 50 states. During 1996, The Company performed over 2.3 million paramedical examinations, covering all 50 states, Guam and Puerto Rico.

     Each branch office is staffed with a branch manager, who is responsible for local business development and general oversight of the local health information operation, and a support staff who are responsible for coordinating examination and reporting procedures. Each branch office typically uses full-time and part-time employees, and contract personnel to perform examinations, including registered nurses, licensed practical nurses, physicians, and medical and paramedical technicians. The Company's examiners provide examinations at the request of insurance agents at times and locations convenient to applicants, including the applicants' home or place of business. Each office is automated via a computer network using Novell networking software. The application software is written and maintained by in-house personnel. The Company acquired 27 "contract affiliates" with the acquisition of ASB Meditest and have now consolidated down to 17, which the Company feels complements its own branch network in many geographical areas.

     Since almost all of the Company's examiners are nurses and other medically trained professionals, the Company is able to provide its clients with a full range of medical and paramedical examination services. These services primarily involve recording an applicant's medical history, height and weight, measuring blood pressure, and collecting urine specimens. In addition, examiners increasingly perform more sophisticated procedures requested by insurance underwriters, including electro-cardiograms, lung capacity measurements and blood sample collections which are sent to independent laboratories for testing for AIDS and other life-threatening diseases. Both written and electronic reports of examination results are provided to insurance clients typically within three to five days of the initial request for an examination.

     Prudential Insurance Company of America continues to be a major customer but due to overall revenue growth, fell below 10% of revenues for 1996 and 1995. In 1994, Prudential provided 12% of total revenues.

  Infolink(TM) Services Group

     Under the Infolink name, the Company offers comprehensive life and health inspection reports and Attending Physician Statements to its insurance clients. During 1996, the Company provided over 409,000 Infolink reports. The ASB Meditest acquisition had a substantial complimentary operation in Chicago and we have focused new product development in this Chicago office. These reports, available in varying degrees of detail pursuant to a client's request, assist insurance underwriters in developing a more comprehensive profile of an insurance applicant. A life and health inspection report includes information relating to an insurance applicant's lifestyle, employment history and financial status. A member of the branch office staff prepares the Infolink report primarily based upon telephone interviews with the applicant, his or her employer, his or her business and personal associates, and electronically transmits the report to the insurance underwriter. An Attending Physician Statement provides details of an applicant's medical history and is obtained, with the insurance applicant's consent, from notes and records maintained by the physician responsible for administering treatment. Our new Teledex service offers sophisticated electronically produced exams to our clients and was developed for what we see as a natural fit with the trends for "smart underwriting" (electronic) now emerging within the life and health insurance industry. Management expects that Infolink reports will become increasingly important to insurance underwriters as insurance companies continue to tighten underwriting standards.

     The Company is a leader in applying computerized technology to provide health information to the life and health industry. In 1995, the Company developed an automated pen-based laptop computer that permits the immediate input of data into the Company's computer network by examiners at the examination site. This same technology was utilized in the development of our Teledex services which we feel will both replace and enhance the laptop technology initiated by the Company. Management intends to continue to integrate computer technology into its health information services business to provide additional data needed by insurance companies to make underwriting decisions. In 1995, we added the ability to complete and transmit ECG's in the same fashion.

     From time to time, the Company performs other services such as wellness health screening for corporations and other organizations outside of the insurance industry. These other services presently do not constitute a significant portion of the Company's health information business.

  Total Company revenues follow:


                                  -- 1996 --                       --1995 --
                                              % of                             % of
                            Amount        Total Revenues         Amount    Total Revenue
                            ------        --------------         ------    -------------
          Portamedic        $140.4              89.9%           $100.4          90.2%
          Infolink            15.9              10.1%             10.9          9.8%
                         ---------          ---------        ---------     ---------
                            $156.3             100.0%           $111.3        100.0%

  Quality Assurance and Training

     The quality and reputation of personnel and operations are critical to the continued success of the Company's business. Management believes that its insurance clients view the Company as a leader in terms of overall quality of services. The Company's commitment to the highest quality standards is supported by its quality assurance and training program.

     In 1995 the Company completed the ability to monitor all health services via an automated statistical quality control program. As a result of this advanced capability, it has greater control over the quality of services performed and as a result, 1996 was a year of unequaled quality performance. At the branch office level, local management is accountable for maintaining quality controls. In each branch office, examiners receive training in proper examination procedures and reporting requirements. Quality assurance specialists monitor examiner's performance through detailed analyses of examinations, provide examiners with periodic evaluations and conduct regular audits of branch office quality controls to assist examiners and branch managers in continually improving the quality of services performed.

     At the corporate headquarters level, quality assurance personnel use a comprehensive management information system to compile and review Company-wide information regarding the accuracy and timeliness of examinations and reports. These personnel regularly evaluate the Company's examination procedures and communicate with insurance company clients to address any specific evaluation results and, where appropriate, suggest revisions to improve the format of clients' examination procedures and reports.

Marketing and Sales

     The Company markets Portamedic and Infolink health information services on a national level through seven full-time sales representatives who call on senior underwriting executives at the home offices of insurance companies. The Company serves approximately 900 active life and health underwriting clients, including their extensive network of agency, district, and brokerage offices. National sales representatives promote the Company's consistently high quality of service and rapid response time to examination requests and are responsible for maintaining the Company's position on each insurance company's approved list of examination providers. The Company regularly attends and occasionally sponsors client conferences to provide national sales representatives with opportunities to further develop key relationships. In 1996, the Company launched its Healthdex services which provide a variety of services to the wellness and pharmaceutical sectors outside our core markets. We have begun further initiatives in this product line, which we feel will have a substantial impact on our new service offerings in 1997.

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

     The Company has developed a comprehensive automated branch management information system which is now "on-line" in all branch offices. A key benefit of the system is that it permits each branch office to instantly and regularly monitor the status of a particular examination request, which results in more responsive client service. The Company has been making its "status" information available to its clients on a dial in electronic basis. Management believes that the Company is the sole provider within the industry to offer this improved service. The system also enables personnel at the Company's corporate headquarters to compile company-wide information regarding quality assurance standards as well as other administrative and accounting information.

Competition

     The health information business is highly competitive, and certain of the Company's competitors in this business have greater resources than the Company, and offer services not offered by the Company or offer similar services at prices lower than those charged by the Company.

     Management believes that the Company is the leader of four firms operating nationally to provide health information services to insurance companies. A large, though decreasing number of regional and local firms also offer these services. In management's opinion, the principal competitive factors in the health information services market are speed of response, delivery of complete and accurate information, and price. Most recently, technological capabilities have taken the forefront in our clients needs. The Company, through its nationwide branch office network and highly qualified examiners, provides accurate and reliable health information reports at competitive prices to its insurance clients promptly, and generally within three to five days of receiving a request for an examination.

Personnel

     At December 31, 1996, the Company employed approximately 980 full-time and 720 part-time employees, none of whom is represented by a collective bargaining agreement. The Company also contracts with over 10,000 medically trained examiners. The Company's ability to recruit skilled personnel is essential to its continued growth and success. Management attributes the Company's success in recruiting skilled personnel in its health information business to the flexible work schedules and varied work assignments it offers to its examiners. Management believes that these factors will enable the Company to continue to attract and retain qualified personnel.

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

     None

ITEM 4.  Submission of Matters to a Vote of Security Holders
-------

     No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year covered by this report.



                                    PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
-------
Matters

     The common equity and related shareholder information presented under the caption "Quarterly Common Stock Price Ranges and Dividends" and "Shareholder Information -- Stock Listing" is incorporated by reference from the Company's 1996 Annual Report to Shareholders which is Exhibit 13 to this report. As of February 28, 1997, there were 659 shareholders of record.

ITEM 6.  Selected Financial Data
-------

     The financial data included under the caption "Selected Financial Data" is incorporated by reference from the Company's 1996 Annual Report to Shareholders which is Exhibit 13 to this report.

ITEM 7.  Management Discussion and Analysis of Financial Condition and Results
-------
of Operations

     The discussion included under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" is included in the Company's 1996 Annual Report to Shareholders which is Exhibit 13 to this report.

ITEM 8.  Financial Statements and Supplementary Data
-------

     Financial statements and supplementary data are included in the Company's 1996 Annual Report to Shareholders which is Exhibit 13 to this report.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
-------
Financial Disclosure

  None


                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant
--------

     Information contained under the captions "Nominees for Directors", "Directors Continuing in Office" and "Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1997 is incorporated herein by reference.

ITEM 11.  Executive Compensation
--------

     Information contained under the captions "Compensation of Executive Officers," "Compensation of Directors", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Report of the Executive Compensation Committee" and "Employment Contracts and Change-in-Control Arrangements" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1997 is incorporated herein by reference.

ITEM12.  Security Ownership of Certain Beneficial Owners and Management
-------

     Information contained under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of shareholders to be held on May 27, 1997 is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions
--------

     Information contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1997 is incorporated herein by reference.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------

     (a) (1) The following financial statements and independent auditors' report are included in the
     Registrant's 1996 Annual Report to Shareholders.
        Independent Auditors' Report
        Consolidated Balance Sheets --
           December 31, 1996 and 1995
        Consolidated Statements of Operations --
           Years ended December 31, 1996, 1995 and 1994
        Consolidated Statements of Stockholders' Equity --
           Years ended December 31, 1996, 1995 and 1994
        Consolidated Statements of Cash Flows --
           Years ended December 31, 1996, 1995 and 1994
        Notes to Consolidated Financial Statements

     (2) The following financial statement schedules and auditors' report are submitted herewith:
         Independent Auditors' Report
         Schedule II -- Valuation and Qualifying Accounts --
           Years ended December 31, 1996, 1995 and 1994
         All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

     (3)  Exhibits included herein


                                         EXHIBIT                         PAGE

          3.1         Restated Articles of Incorporation of                --
                      Hooper Holmes, Inc., as amended (1)
          3.2         Bylaws of Hooper Holmes, Inc., as amended
          4.1         Amended and Restated Rights Plan Agreement           --
                      between Hooper Holmes, Inc. and Midlantic
                      National Bank (2)
          10.1        Mortgage and Mortgage Modification Agreement         --
                      between Hooper Holmes, Inc. and First Fidelity
                      Bank, N.A., New Jersey (3)

_______________________
     (1) Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
     (2) Incorporated by reference to Exhibit 4(a) of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1991.
     (3) Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.



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
                   and First Union National Bank.
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
                   Hooper Holmes, Inc. and Olsten Corporation (15)

      10.14        Employee Retention Agreement by and between Hooper
                   Holmes, Inc. and Executive Officers of Hooper Holmes, Inc.
      13           Annual Report to security holders
      21           Subsidiaries of Hooper Holmes, Inc.
      23           Consent of KPMG Peat Marwick LLP
      24           Power of attorney
      27           Financial Data Schedule

_____________________
     (5) Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
     (6) Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
     (7) Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K or the fiscal quarter ended December 31, 1990.
     (8) Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
     (9) Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
     (10) Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
     (11) Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
     (12) Incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
     (13) Incorporated by reference to Exhibit A Company's Proxy Statement for the Special Meeting of Shareholders held on September 29, 1995.
     (14) Incorporated by reference to Exhibit C to the Company's Proxy Statement for the Special Meeting of Shareholders held on September 29, 1995.
     (15) Incorporated by reference to Exhibit B to the Company's Proxy Statement for the Special Meeting of Shareholders held on September 29, 1995.

          Reports on Form 8-K
          No report on Form 8-K has been filed during the fourth quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HOOPER HOLMES, INC.
                                  (Registrant)

                                  /s/ James M. McNamee
                                  ------------------------------------------
                                  By:James M. McNamee
                                     President & CEO


                                 Date:       March 28, 1997
                                      --------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



                                                  Date:   March 28, 1997
                                                        --------------------
/s/ James M. McNamee
------------------------------------------------
James M. McNamee         Director
                         President & CEO


                                                  Date:   March 28, 1997
                                                        --------------------
------------------------------------------------
*Benjamin A. Currier     Director


                                                  Date:   March 28, 1997
                                                        --------------------
------------------------------------------------
*Quentin J. Kennedy      Director


                                                  Date:   March 28, 1997
                                                        --------------------
------------------------------------------------
*Kenneth R. Rossano      Director


                                                  Date:   March 28, 1997
                                                        --------------------
------------------------------------------------
 Elaine L. LaMonica      Director


                                                  Date:   March 28, 1997
                                                        --------------------
------------------------------------------------
*John E. Nolan, Jr.      Director


                                                  Date:   March 28, 1997
                                                        --------------------
------------------------------------------------
*G. Earle Wight          Director


                                                  Date:   March 28, 1997
                                                        --------------------
/s/ Fred Lash
------------------------------------------------
Fred Lash                Senior V.P., Treasurer
                         and Chief Financial
                         and Accounting Officer

*James M. McNamee, by signing his name hereto, does hereby sign this report for the persons before whose printed name and asterisk appears, pursuant to the power of attorney duly executed by such person and filed as Exhibit 24 hereto with the Securities and Exchange Commission.


                               /s/ James M. McNamee
                               ---------------------------------------------
                               James M. McNamee

                              HOOPER HOLMES, INC.


                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS


                   YEARS ENDED DECEMBER 31, 1994, 1995, 1996


                                                               -- Additions --
                                          Balance At      Charged To     Charged To                    Balance At
                                          Beginning Of     Cost And        Other                         End Of
          Description                         Year         Expenses       Accounts     Deductions(1)      Year
---------------------------------      ----------------  ------------   ------------  ---------------  ----------
Year ended December 31, 1994
     Allowance for Doubtful Accounts         $257,910     $ 76,000            --          $176,024         $157,886

Year ended December 31, 1995
     Allowance for Doubtful Accounts         $157,886     $320,979            --          $ 12,844         $466,021

Year ended December 31, 1996
     Allowance for Doubtful Accounts         $466,021     $380,000            --          $112,224         $733,797




________________________________
(1)  Adjustment of uncollectible accounts, net of recoveries and credits.