Form 10-Q
period 1997-03-31
HOOPER HOLMES INC
filed 1997-05-09
CIK 741815

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D. C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1997

Commission File No. 1-9972

                Hooper Holmes, Inc.
                -------------------------------------------------------
                (Exact name of registrant as specified in its charter)


New York                                           22-1659359
-----------------------------------------------    -----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification Number)

170 Mt. Airy Rd., Basking Ridge, NJ                07920
-----------------------------------------------    -----------------------------
(Address of principal executive office)            (Zip Code)


Registrant's telephone number, including area code:  (908) 766-5000


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



                           Yes       X           No
                              ---------------      --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                     Outstanding at March 31, 1997
------------------------------        ------------------------------------
Common stock, $.04 par value                      6,829,056

                      HOOPER HOLMES, INC. AND SUBSIDIARIES



                                     INDEX


                                                              Page No.
                                                              --------
PART I - Financial Information (1996 Audited)

     ITEM 1 - Financial Statements

          Consolidated Balance Sheets                              1
              as of March 31, 1997 and
              December 31, 1996

          Consolidated Statements of Income                        2
              for the Three Months Ended
              March 31, 1997 and 1996

          Consolidated Statements of Cash Flows                    3
              for the Three Months Ended
              March 31, 1997 and 1996

          Notes to Financial Statements                            4

     ITEM 2 - Management's Discussion and Analysis               5,6
                    of Financial Condition and Results
                    of Operations


PART II - Other Information


     ITEM 6 - Exhibits and Reports on Form 8-K

          Exhibit 27


                               Hooper Holmes, Inc.
                           Consolidated Balance Sheets


                                                                   03/31/97                     12/31/96
                                                             ----------------------       ----------------------
                                                                  (unaudited)
ASSETS
Current Assets:
      Cash and cash equivalents                              $           2,415,696        $           2,936,447
      Accounts receivable - trade                                       19,972,405                   17,035,255
      Accounts receivable - other                                          165,915                    1,095,772
      Refundable taxes                                                   1,178,535                    1,230,198
      Other current assets                                               3,763,234                    3,474,226
                                                             ---------------------        ---------------------
          Total current assets                                          27,495,785                   25,771,898

Property, plant and equipment:
      Land and land improvements                                           571,314                      571,314
      Building                                                           3,548,523                    3,545,546
      Furniture, fixtures and equipment                                 14,927,969                   14,782,996
      Leasehold improvements                                               296,157                      296,157
                                                             ---------------------        ---------------------
      Total property, plant and equipment                               19,343,963                   19,196,013
      Less: Accumulated depreciation                                    10,320,091                    9,712,650
                                                             ---------------------        ---------------------
          Net property, plant and equipment                              9,023,872                    9,483,363

Cost in excess of net assets of acquired companies                      15,733,250                   15,948,735
Intangible assets                                                        8,955,049                    9,394,485
Other assets                                                               566,100                      697,185
                                                             ---------------------        ---------------------
          Total assets                                       $          61,774,056        $          61,295,666
                                                             =====================        =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current maturities of long term debt                   $           1,950,000        $           1,030,000
      Accounts payable                                                   5,838,279                    6,168,864
      Accrued expenses:
          Insurance benefits                                             1,767,837                    1,536,315
          Salaries, wages and fees                                       1,459,548                    1,264,739
          Payroll and other taxes                                          218,820                      167,013
          Income taxes payable                                           1,873,263                      334,879
          Discontinued operations                                          973,156                    1,287,700
          Other                                                          3,004,446                    2,175,651
                                                             ---------------------        ---------------------
          Total current liabilities                                     17,085,349                   13,965,161

Long term debt, less current maturities                                  1,000,000                    5,250,000
Deferred income taxes                                                    4,192,421                    4,361,049

Common stock                                                               273,120                      271,658
Additional paid-in capital                                              25,033,119                   24,645,945
Retained earnings                                                       14,208,549                   12,820,355
                                                             ---------------------        ---------------------
                                                                        39,514,788                   37,737,958
      Less: Treasury stock                                                  18,502                       18,502
                                                             ---------------------        ---------------------
      Total stockholders' equity                                        39,496,286                   37,719,456
                                                             ---------------------        ---------------------
          Total liabilities and stockholders' equity         $          61,774,056        $          61,295,666
                                                             =====================        =====================


  See accompanying notes to consolidated financial statements.

                               Hooper Holmes, Inc.
                      Consolidated Statements Of Operations
                                   (unaudited)


                                                             Three months ended
                                                                 March 31,
                                                 -------------------------------------------
                                                        1997                   1996
                                                 --------------------  ---------------------
Revenues                                         $        40,713,867   $         38,611,000
Cost of operations                                        29,647,270             29,413,988
                                                 --------------------  ---------------------
    Gross profit                                          11,066,597              9,197,012
SG & A expenses                                            8,103,029              7,823,618
                                                 --------------------  ---------------------
    Operating income                                       2,963,568              1,373,394
Other income (expense)
    Interest expense                                         (83,121)              (578,817)
    Interest income                                           29,532                181,433
    Other                                                     46,064                 71,438
                                                 --------------------  ---------------------
                                                              (7,525)              (325,946)
                                                 --------------------  ---------------------
    Income before income taxes                             2,956,043              1,047,448
Income taxes                                               1,432,000                502,000
                                                 --------------------  ---------------------
Net income                                       $         1,524,043   $            545,448
                                                 ====================  =====================

Earnings per share:
    Weighted average number of shares                      6,798,575              6,712,141
       Net income                                $              0.22   $               0.08
                                                 ====================  =====================


   See accompanying notes to consolidated financial statements.

                               Hooper Holmes, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                           Three months ended March 31,
                                                                                   ----------------------------------------------
                                                                                         1997                          1996
                                                                                   ----------------               ---------------
Cash flows from operating activities:
    Income from continuing operations                                              $      1,524,043               $      545,448
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                       1,272,089                    1,316,309
      Provision for bad debt expense                                                        120,000                       95,000
      Deferred tax (benefit) expense                                                       (168,628)                           0
      Issuance of stock awards                                                                    0                       31,875
      Loss on sale of fixed assets                                                            1,262                            0
    Change in assets and liabilities, net of effect from
      acquisitions / dispositions of businesses:
      Accounts receivable                                                                (2,127,291)                   2,777,274
      Other current assets                                                                 (157,923)                    (273,022)
      Income tax receivable                                                                  51,663                      350,000
      Accounts payable and accrued expenses                                               2,200,189                   (4,420,187)
                                                                                   ----------------               --------------
    Net cash provided by operating activities                                             2,715,404                      422,697
                                                                                   ----------------               --------------

Cash flows from investing activities:
    Net proceeds from dispositions                                                                0                    9,794,043
    Capital expenditures, net of disposals                                                 (158,941)                    (215,058)
                                                                                   ----------------               --------------
    Net cash (used in) provided by investing activities                                    (158,941)                   9,578,985
                                                                                   ----------------               --------------

Cash flows from financing activities:
    Issuance of long term debt                                                                    0                    2,500,000
    Principal payments on long term debt                                                 (3,330,000)                 (13,500,000)
    Proceeds related to the exercise of stock options                                       388,635                            0
    Dividends paid                                                                         (135,849)                     (67,146)
                                                                                   ----------------               --------------
    Net cash used in financing activities                                                (3,077,214)                 (11,067,146)
                                                                                   ----------------               --------------

Net decrease in cash and cash equivalents                                                  (520,751)                  (1,065,464)
Cash and cash equivalents at beginning of year                                            2,936,447                    1,065,464
                                                                                   ----------------               --------------
Cash and cash equivalents at end of period                                         $      2,415,696               $            0
                                                                                   ================               ==============

    See accompanying notes to consolidated financial statements.

                              HOOPER HOLMES, INC.

                         Notes to Financial Statements
                                 March 31, 1997


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

The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.


Note 2:   Earnings Per Share

Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the respective periods as outlined in Part I.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("EPS"), which is effective as of December 31, 1997. This standard changes the way companies compute EPS to require all companies to show "basic" and "dilutive" EPS and is to be retroactively applied, including each 1997 interim quarter. The statement is not expected to have a material effect on the calculation of EPS as, under current accounting standards, the dilutive EPS calculation is not more than 3% different than the basic calculation.

                              HOOPER HOLMES, INC.
                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

Results of Operation -   Three months ended March 31, 1997 compared to
                         Three months ended March 31, 1996

Revenues for the first quarter of 1997 were $40.7 million compared to $38.6 million for the first quarter of 1996, an increase of 5.4%. This growth results primarily from increases in revenues per unit of service performed. Certain revenue sources reviewed and discontinued in 1996 contributed approximately $1.0 million in revenue in the first quarter 1996 that were not sources in 1997.

The Company's cost of operations for the first quarter of 1997 totaled $29.6 million compared to $29.4 million for the first quarter of 1996. Cost of operations as a percentage of revenues, decreased from 76.2% for the first quarter of 1996 to 72.8% for the first quarter of 1997. As a percentage of revenues, the decrease is due to ongoing efforts to reach the optimum number of branches, control branch operating expenses, and the efficiencies realized from the integration of ASB Meditest.

Selling, general and administrative expenses totaled $8.1 million as compared to $7.8 million for the first quarters of 1997 and 1996, respectively, and as a percentage of revenue totaled 19.9% compared to 20.3%. As a percentage of revenues, the decrease is due to ongoing efforts to control corporate level expenses and in 1997 includes no residual ASB corporate costs that were in 1996.

Accordingly, the Company's operating income improved to $3.0 million from $1.4 million and as a percentage of revenues, increased to 7.3% from 3.6% for the first quarter of 1997 compared to the first quarter of 1996.

Interest expenses decreased in the first quarter of 1997 to $.1 million compared to $.6 million for the first quarter of 1996, due to lower amounts borrowed. Long term debt at March 31, 1997 was $1.0 million compared to $22.7 million as of March 31, 1996. The remaining $1.0 million was paid down in April.

Net income and earnings per share for the first quarter of 1997 were $1,524,000 or $.22 per share versus $545,000 or $.08 per share for the first quarter of 1996. Average shares for the respective periods were 6,798,575 and 6,712,141.

Financial Condition

The Company's primary sources of cash are internally generated funds and the Company's bank credit facility.

Net cash provided by operating activities for the first quarter of 1997 was $2.7 million compared to $.4 million for the first quarter of 1996. The significant sources were income from continuing operations of $1.5 million, $1.3 million of depreciation and amortization, $2.2 million of accounts payable and accrued expenses and was partially offset by a $2.1 million increase in accounts receivable returning to a more traditional level.

Our revolver credit facility was $1.0 million at March 31, 1997, compared to $20.8 million at March 31, 1996. As of March 31, 1997, a total credit line of $19.0 million is available under the revolver.

The Company's current ratio at the end of March 1997 stood at 1.6:1 as compared to 1.8:1 at December 31, 1996. Also, inflation has not, nor is it expected to have a material impact on the Company's financial results in 1997 and there have been no material commitments for capital expenditures.

Dividends declared in January 1997 were declared at $.02 per share.

Management believes that the combination of cash and cash equivalents, other working capital sources, and borrowings under the Company's credit facility, along with the anticipated cash flows from continuing operations, will provide sufficient capital resources for the foreseeable future.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Hooper Holmes, Inc.


Dated:  May 9, 1997



                                        BY:
                                            ------------------------------------
                                            James M. McNamee
                                            President and
                                            Chief Executive Officer



                                        BY:
                                            ------------------------------------
                                            Fred Lash
                                            Senior Vice President
                                            Chief Financial Officer &
                                            Treasurer