Form 10-Q
period 1997-06-30
HOOPER HOLMES INC
filed 1997-08-12
CIK 741815

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D. C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1997

Commission File No. 1-9972

                              Hooper Holmes, Inc.
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)


New York                                           22-1659359
-----------------------------------------------    -----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification Number)

170 Mt. Airy Rd., Basking Ridge, NJ                07920
---------------------------------------            -----------------------------
(Address of principal executive office)            (Zip Code)


Registrant's telephone number, including area code:  (908) 766-5000


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


                               Yes   X        No
                                   -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                             Outstanding at June 30, 1997
-------------------------------              -----------------------------------
Common stock, $.04 par value                              6,890,924

                     HOOPER HOLMES, INC. AND SUBSIDIARIES



                                     INDEX


                                                          Page No.
                                                          --------
PART I - Financial Information

  ITEM 1 - Financial Statements

     Consolidated Balance Sheets                              1
           as of June 30, 1997 and
           December 31, 1996

     Consolidated Statements of Operations                    2
           for the Quarter and Six Months Ended
           June 30, 1997 and 1996

     Consolidated Statements of Cash Flows                    3
           for the Six Months Ended
           June 30, 1997 and 1996

     Notes to Financial Statements                            4


  ITEM 2 - Management's Discussion and Analysis           5,6,7
              of Financial Condition and Results
              of Operations


PART II - Other Information

  ITEM 4 - Submission of Matters to a vote of                 8
              Security Holders

  ITEM 6 - Exhibits and Reports on Form 8-K
              Exhibit 27                                      -

                              Hooper Holmes, Inc.
                          Consolidated Balance Sheets


                                                                06/30/97                  12/31/96
                                                             ----------------        ----------------
                                                               (unaudited)               (audited)
ASSETS
Current Assets:
      Cash and cash equivalents                              $      6,376,820        $      2,936,447
      Accounts receivable - trade                                  18,284,637              17,035,255
      Accounts receivable - other                                     304,077               1,095,772
      Refundable taxes                                              1,178,046               1,230,198
      Other current assets                                          3,431,928               3,474,226
                                                             ----------------        ----------------
          Total current assets                                     29,575,508              25,771,898

Property, plant and equipment:
      Land and land improvements                                      571,314                 571,314
      Building                                                      3,586,977               3,545,546
      Furniture, fixtures and equipment                            15,038,016              14,782,996
      Leasehold improvements                                          295,286                 296,157
                                                             ----------------        ----------------
      Total property, plant and equipment                          19,491,593              19,196,013
      Less: Accumulated depreciation                               10,915,863               9,712,650
                                                             ----------------        ----------------
          Net property, plant and equipment                         8,575,730               9,483,363

Cost in excess of net assets of acquired companies                 15,517,765              15,948,735
Intangible assets                                                   8,515,613               9,394,485
Other assets                                                          533,379                 697,185
                                                             ----------------        ----------------
           Total assets                                      $     62,717,995        $     61,295,666
                                                             ================        ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current maturities of long term debt                   $      1,830,000        $      1,030,000
      Accounts payable                                              5,638,263               6,168,864
      Accrued expenses:
          Insurance benefits                                        1,959,329               1,536,315
          Salaries, wages and fees                                  1,637,458               1,264,739
          Payroll and other taxes                                     208,753                 167,013
          Income taxes payable                                      1,554,835                 334,879
          Discontinued operations                                     658,127               1,287,700
          Other                                                     3,059,228               2,175,651
                                                             ----------------        ----------------
          Total current liabilities                                16,545,993              13,965,161

Long term debt, less current maturities                                     0               5,250,000
Deferred income taxes                                               4,023,792               4,361,049

Common stock                                                          275,664                 271,658
Additional paid-in capital                                         25,704,850              24,645,945
Retained earnings                                                  16,186,198              12,820,355
                                                             ----------------        ----------------
                                                                   42,166,712              37,737,958
      Less: Treasury stock                                             18,502                  18,502
                                                             ----------------        ----------------
      Total stockholders' equity                                   42,148,210              37,719,456
                                                             ----------------        ----------------
          Total liabilities and stockholders' equity         $     62,717,995        $     61,295,666
                                                             ================        ================

See accompanying notes to consolidated financial statements.

                              Hooper Holmes, Inc.
                     Consolidated Statements Of Operations
                                  (unaudited)

                                                      Three months ended June 30,                Six months ended June 30,
                                                 -----------------------------------      --------------------------------------
                                                       1997               1996                   1997                1996
                                                 ----------------   ----------------      -----------------    -----------------
Revenues                                          $  41,398,735     $     39,813,823      $      82,112,603    $      78,424,823
Cost of operations                                   29,732,528           29,916,991             59,379,799           59,330,679
                                                 ----------------   ----------------      -----------------    -----------------
   Gross profit                                      11,666,207            9,896,832             22,732,804           19,094,144
Selling, general and administrative expenses          7,651,109            7,795,964             15,754,138           15,619,582
                                                 ----------------   ----------------      -----------------    -----------------
   Operating income                                   4,015,098            2,100,868              6,978,666            3,474,562
Other income (expense)
   Interest expense                                     (37,616)            (425,848)              (120,738)          (1,004,665)
   Interest income                                       39,727              102,394                 69,259              283,828
   Other                                                 49,962               41,451                 96,026              112,889
                                                 ----------------   ----------------      -----------------    -----------------
                                                         52,073             (282,003)                44,547             (607,948)
                                                 ----------------   ----------------      -----------------    -----------------
   Income before income taxes                         4,067,171            1,818,866              7,023,213            2,866,614
Income taxes                                          1,952,000              873,000              3,384,000            1,375,000
                                                 ----------------   ----------------      -----------------    -----------------
Net income                                        $   2,115,171     $        945,866      $       3,639,213    $       1,491,614
                                                 ================   ================      =================    =================

Net income per common share:
   Primary                                        $        0.30     $           0.14      $            0.52    $            0.22
   Fully diluted                                  $        0.30     $           0.14      $            0.51    $            0.22
                                                 ================   ================      =================    =================

Weighted average shares outstanding:
   Primary                                            7,043,242            6,714,614              6,997,424            6,713,378
   Fully diluted                                      7,143,540            6,714,614              7,109,964            6,713,378
                                                 ================   ================      =================    =================




See accompanying notes to consolidated financial statements.

                                   Hooper Holmes, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                   Six months ended June 30,
                                                                          --------------------------------------------
                                                                                 1997                      1996
                                                                          -------------------       ------------------

Cash flows from operating activities:
   Income from continuing operations                                        $       3,639,213       $       1,491,314
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                  2,547,538               2,512,620
     Provision for bad debt expense                                                   240,000                 190,000
     Deferred tax (benefit) expense                                                  (337,257)                      0
     Issuance of stock awards                                                               0                  31,875
     Loss on sale of fixed assets                                                      24,964                  11,749
   Change in assets and liabilities, net of effect from acquisitions/
     dispositions of businesses:
     Accounts receivable                                                             (697,686)              4,230,726
     Other current assets                                                             206,104                 698,770
     Income tax receivable                                                             52,152                 350,000
     Accounts payable and accrued expenses                                          1,780,831              (7,868,868)
                                                                          --------------------     -------------------
   Net cash provided by operating activities                                        7,455,859               1,648,187
                                                                          --------------------     -------------------
Cash flows from investing activities:
   Net proceeds from dispositions                                                           0              13,953,281
   Capital expenditures, net of disposals                                            (355,027)               (550,787)
                                                                          --------------------     -------------------
   Net cash (used in) provided by investing activities                               (355,027)             13,402,494
                                                                          --------------------     -------------------
Cash flows from financing activities:
   Issuance of long term debt                                                               0               7,500,000
   Principal payments on long term debt                                            (4,450,000)            (23,250,000)
   Proceeds from issuance of common stock                                             300,244                       0
   Proceeds related to the exercise of stock options                                  762,667                       0
   Dividends paid                                                                    (273,370)               (134,292)
                                                                          --------------------     -------------------
   Net cash used in financing activities                                           (3,660,459)            (15,884,292)
                                                                          --------------------     -------------------

Net increase (decrease) in cash and cash equivalents                                3,440,373                (833,611)
Cash and cash equivalents at beginning of year                                      2,936,447               1,065,464
                                                                          --------------------     -------------------
Cash and cash equivalents at end of period                                $         6,376,820      $          231,853
                                                                          ====================     ===================


See accompanying notes to consolidated financial statements.

                              HOOPER HOLMES, INC.

                         Notes to Financial Statements
                                 June 30, 1997


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

The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.


Note 2:   Earnings Per Share

Earnings per share is based on the weighted average number of common shares and common share equivalents resulting from options outstanding during the periods.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The new statement replaces the calculations currently used with "basic earnings per share" that includes only actual weighted shares outstanding and "diluted earnings per share" that includes the effect of any common stock equivalents or other items that dilute earnings per share. The new rules are effective at the end of 1997 and are retroactively applied to the quarterly periods. The adoption of this statement is not expected to be material.


Note 3:   Stock Split

On July 22, 1997 the Board of Directors approved a two-for-one stock split to all shareholders who owned shares on August 22, 1997. The Company will issue the additional shares on September 5, 1997. Common share and per share amounts in the Financial Statements do not reflect the impact of the stock split. If restated for the split, full dilutive earnings per share for the quarter ended June 30 would be $.15 in 1997 and $.07 in 1996, and for the six months ended June 30 would be $.26 in 1997 and $.11 in 1996.

                              HOOPER HOLMES, INC.
                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

Results of Operation -   Three months ended June 30, 1997 compared to
                         Three months ended June 30, 1996

Revenues for the second quarter of 1997 were $41.4 million compared to $39.8
million for the second quarter of  1996, an increase of 4.0%.   This growth
results from an increase in revenues per unit of service performed combined with the Company's efforts to gain market share.

The Company's cost of operations for the second quarter of 1997 totaled $29.7 million compared to $29.9 million for the second quarter of 1996. Cost of operations as a percentage of revenues, decreased from 75.1% for the second quarter of 1996 to 71.8% for the second quarter of 1997. This decrease is due to ongoing efforts to control branch operating expenses.

Selling, general and administrative expenses totaled $7.7 million as compared to $7.8 million for the second quarter of 1997 and 1996, respectively, and as a percentage of revenue totaled 18.5% compared to 19.6%. This moderate decrease, as a percentage of revenues, is due to management's ongoing efforts to control corporate level expenses.

Accordingly, the Company's operating income improved to $4.0 million from $2.1 million and as a percentage of revenues, increased to 9.7% from 5.3% for the second quarter of 1997 compared to the second quarter of 1996.

Interest expense in the second quarter of 1997 decreased significantly from the second quarter of 1996 due to lower amounts borrowed. The Company had no revolver borrowings as of June 30, 1997 and its remaining "mortgage" debt is classified as short term since it will be fully paid by January 1998.

Net income and earnings per share for the second quarter of 1997 were $2.1 million or $.30 per share on a fully dilutive basis versus $.9 million or $0.14 per share for the second quarter of 1996. Fully dilutive shares for the respective periods were 7,143,540 and 6,714,614.

Results of Operation -   Six months ended June 30, 1997 compared to
                         Six months ended June 30, 1996

Revenues for the six months ended June 30, 1997 were $82.1 million compared to $78.4 million for the six months ended June 30, 1996, an increase of 4.7%. This growth results from an increase in revenues per unit of service performed combined with the Company's efforts to gain market share.

The Company's cost of operations for the six months ended June 30, 1997 totaled $59.4 million compared to $59.3 million for the six months ended June 30, 1996. Cost of operations as a percentage of revenues, decreased from 75.7% for the six months ended June 30, 1996 to 72.3% for the six months ended June 30, 1997.
The decrease is due to ongoing efforts to control branch operating expenses.

Selling, general and administrative expenses totaled $15.8 million as compared to $15.6 million for the six months ended June 30, 1997 and 1996, respectively, and as a percentage of revenue totaled 19.2% compared to 19.9%. The slight dollar increase is due to management's efforts to closely monitor and control corporate level expenses, as 1996 included residual ASB corporate costs that were not present in 1997.

Accordingly, the Company's operating income improved to $7.0 million from $3.5 million and as a percentage of revenues, increased to 8.5% from 4.4% for the six months ended June 30, 1997, and 1996, respectively.

Interest expense decreased for the six months ended June 30, 1997 to $.1 million compared to $1.0 million for the six months ended June 30, 1996, due to lower amounts borrowed. Total debt at June 30, 1997 was $1.8 million compared to $19.3 million as of June 30, 1996. The Company had no revolver debt at June 30, 1997.

Net income and earnings per share for the six months ended June 30, 1997 were $3.6 million or $.51 per share, on a fully dilutive basis, versus $1.5 million or $.22 per share for the six months ended June 30, 1996. Fully dilutive shares for the respective periods were 7,109,964 and 6,713,378.

Financial Condition

The Company's primary sources of cash are internally generated funds and the Company's bank credit facility.

Net cash provided by operating activities for the six months ended June 30, 1997 was $7.5 million compared to $1.6 million for the six months ended July 30, 1996. The significant sources were income from continuing operations of $3.6 million, $2.5 million of depreciation and amortization, $1.8 million increase in accounts payable and accrued expenses, and was partially offset by a $.7 million increase in accounts receivable.

At June 30, 1997, $17.5 million of the Company's revolver credit facility of $20 million ($2.5 million committed to outstanding letters of credit) was available for use compared to the $3.8 million available at June 30, 1996.

The Company's current ratio at the end of June 1997 and December 31, 1996 stood at 1.8:1. Also, inflation has not, nor is it expected to have a material impact on the Company's financial results in 1997 and there have been no material commitments for capital expenditures.

Dividends declared in January and May 1997 were declared at $.02 per share.

Management believes that the combination of cash and cash equivalents, other working capital sources, and borrowings under the Company's credit facility, along with the anticipated cash flows from continuing operations, will provide sufficient capital resources for the foreseeable future.

PART II - Other Information


Item 4:   Submission of Matters to a vote of Security Holders

At the Company's Annual Meeting of Shareholders on May 27, 1997, the shareholders (1) elected John E. Nolan, Jr., Elaine L. La Monica and Quentin J. Kennedy to serve as directors until the 2000 Annual Meeting, (2) ratified the selection of KPMG Peat Marwick LLP to serve as the Company's auditors for 1997,
(3) approved the 1997 Director Option Plan, (4) approved the 1997 Stock Option Plan and (5) approved the 1997 CEO Stock Option Agreement.

The chart below names each director nominated for election by the shareholders at the 1997 Annual Meeting, the number of votes cast for, against or withheld and the number of broker nonvotes with respect to each such person:


                                Votes Cast                Broker
Nominee                   For     Against  Withheld      Nonvotes
-------                ----------------------------      --------
John E. Nolan          6,128,209     -       18,155          0

Elaine L. La Monica    5,760,899     -      385,465          0

Quentin J. Kennedy     5,762,414     -      383,950          0


The name of each director whose term of office as a director continued after the annual meeting is as follows:

                       James M. McNamee
                       Kenneth R. Rossano
                       G. Earle Wight
                       Benjamin A. Currier

With respect to the ratification of KPMG Peat Marwick LLP as auditors, the number of votes cast was 6,124,746 For, 5,724 Against, 15,894 Abstained and 0 Broker Nonvotes.

With respect to the approval of the 1997 Director Option Plan, the number of votes cast was 4,082,310 For, 818,038 Against, 43,907 Abstained and 0 Broker Nonvotes.

With respect to the approval of the 1997 Stock Option Plan, the number of votes cast was 4,796,374 For, 103,856 Against, 44,025 Abstained and 0 Broker Nonvotes.

With respect to the approval of the 1997 CEO Stock Option Agreement, the number of votes cast was 4,379,663 For, 516,516 Against, 48,076 Abstained and 0 Broker Nonvotes.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Hooper Holmes, Inc.


Dated: August 11, 1997



                                      BY:
                                           -------------------------------
                                           James M. McNamee
                                           President and
                                           Chief Executive Officer



                                      BY:
                                           -------------------------------
                                           Fred Lash
                                           Senior Vice President
                                           Chief Financial Officer &
                                           Treasurer