Form 10-Q
period 1997-09-30
HOOPER HOLMES INC
filed 1997-11-10
CIK 741815

                                   FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997

Commission File No. 1-9972

                   Hooper Holmes, Inc.
                   ----------------------------------------------
                        (Exact name of registrant as specified in its charter)


New York                                        22-1659359
---------------------------------------         ----------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification Number)

170 Mt. Airy Rd., Basking Ridge, NJ             07920
---------------------------------------         ----------------------
(Address of principal executive office)         (Zip Code)


Registrant's telephone number, including area code:  (908) 766-5000



                                None
----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes   X     No
                            ------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                      Outstanding at September 30, 1997
------------------------------      ---------------------------------
 Common stock, $.04 par value                  13,858,798

                     HOOPER HOLMES, INC. AND SUBSIDIARIES



                                     INDEX


                                                                Page No.
                                                                --------

PART I - Financial Information

     ITEM 1 - Financial Statements

          Consolidated Balance Sheets                              1
            as of September 30, 1997 and
            December 31, 1996

          Consolidated Statements of Operations                    2
            for the Quarter and Nine Months Ended
            September 30, 1997 and 1996

          Consolidated Statements of Cash Flows                    3
            for the Nine Months Ended
            September 30, 1997 and 1996

          Notes to Financial Statements                            4

     ITEM 2 - Management's Discussion and Analysis             5,6,7
                of Financial Condition and Results
                of Operations

PART II - Other Information

     ITEM 6 - Exhibits and Reports on Form 8-K

                Exhibit 27                                         -

                               Hooper Holmes, Inc.
                           Consolidated Balance Sheets


                                                             09/30/97                 12/31/96
                                                        --------------------     -------------------
                                                            (unaudited)              (audited)
ASSETS
Current Assets:
     Cash and cash equivalents                          $         9,173,973      $        2,936,447
     Accounts receivable - trade                                 19,444,712              17,035,255
     Accounts receivable - other                                    733,568               1,095,772
     Refundable taxes                                               193,206               1,230,198
     Other current assets                                         4,336,039               3,474,226
                                                        --------------------     -------------------
         Total current assets                                    33,881,498              25,771,898

Property, plant and equipment:
     Land and land improvements                                     571,314                 571,314
     Building                                                     3,620,515               3,545,546
     Furniture, fixtures and equipment                           15,157,555              14,782,996
     Leasehold improvements                                         300,115                 296,157
                                                        --------------------     -------------------
     Total property, plant and equipment                         19,649,499              19,196,013
     Less: Accumulated depreciation                              11,449,242               9,712,650
                                                        --------------------     -------------------
         Net property, plant and equipment                        8,200,257               9,483,363

Cost in excess of net assets of acquired companies               15,303,205              15,948,735
Intangible assets                                                 8,076,489               9,394,485
Other assets                                                        499,962                 697,185
                                                        --------------------     -------------------
         Total assets                                   $        65,961,411      $       61,295,666
                                                        ====================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long term debt               $         1,250,000      $        1,030,000
     Accounts payable                                             5,432,649               6,168,864
     Accrued expenses:
         Insurance benefits                                       2,059,730               1,536,315
         Salaries, wages and fees                                 1,837,263               1,264,739
         Payroll and other taxes                                    194,807                 167,013
         Income taxes payable                                     2,185,917                 334,879
         Discontinued operations                                  1,270,065               1,287,700
         Other                                                    3,172,926               2,175,651
                                                        --------------------     -------------------
         Total current liabilities                               17,403,357              13,965,161

Long term debt, less current maturities                                   0               5,250,000
Deferred income taxes                                             3,855,164               4,361,049

Common stock                                                        554,487                 271,658
Additional paid-in capital                                       25,908,094              24,645,945
Retained earnings                                                18,258,811              12,820,355
                                                        --------------------     -------------------
                                                                 44,721,392              37,737,958
     Less: Treasury stock                                            18,502                  18,502
                                                        --------------------     -------------------
     Total stockholders' equity                                  44,702,890              37,719,456
                                                        --------------------     -------------------
         Total liabilities and stockholders' equity     $        65,961,411      $       61,295,666
                                                        ====================     ===================

  See accompanying notes to consolidated financial statements.

                               Hooper Holmes, Inc.
                      Consolidated Statements Of Operations
                                   (unaudited)


                                                      Three months ended September 30,      Nine months ended September 30,
                                                     ----------------------------------   -----------------------------------
                                                           1997             1996               1997               1996
                                                     ---------------  ----------------   ----------------   -----------------
Revenues                                             $   40,701,044   $    37,907,218    $   122,813,646    $    116,332,041
Cost of operations                                       29,156,919        28,631,068         88,536,718          87,962,047
                                                     ---------------  ----------------   ----------------   -----------------
   Gross profit                                          11,544,125         9,276,150         34,276,928          28,369,994
Selling, general and administrative expenses              7,236,692         6,917,970         22,990,829          22,537,552
                                                     ---------------  ----------------   ----------------   -----------------
   Operating income                                       4,307,433         2,358,179         11,286,099           5,832,442
Other income (expense)
   Interest expense                                         (26,987)         (261,418)          (147,724)         (1,266,083)
   Interest income                                           80,464            34,501            149,723             318,328
   Other                                                     25,299           (12,687)           121,325             100,202
                                                     ---------------  ----------------   ----------------   -----------------
                                                             78,777          (239,604)           123,324            (847,553)
                                                     ---------------  ----------------   ----------------   -----------------
   Income before income taxes                             4,386,210         2,118,575         11,409,423           4,984,889
Income taxes                                              2,106,000         1,018,000          5,490,000           2,393,000
                                                     ---------------  ----------------   ----------------   -----------------
Net income                                           $    2,280,210   $     1,100,575    $     5,919,423    $      2,591,889
                                                     ===============  ================   ================   =================

Net income per common share:
   Primary                                           $         0.16   $          0.08    $          0.42    $           0.19
   Fully diluted                                     $         0.16   $          0.08    $          0.41    $           0.19
                                                     ===============  ================   ================   =================

Weighted average shares outstanding: (1)
   Primary                                               14,424,705        13,431,812         14,138,297          13,426,774
   Fully diluted                                         14,424,705        13,431,812         14,295,295          13,426,774
                                                     ===============  ================   ================   =================

(1) Adjusted to reflect a two for one stock split effective August 22, 1997.





See accompanying notes to consolidated financial statements.

                               Hooper Holmes, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                      Nine months ended September 30,
                                                                                ---------------------------------------------
                                                                                       1997                     1996
                                                                                -------------------     ---------------------
Cash flows from operating activities:
   Net income                                                                   $        5,919,423      $          2,591,889
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                      3,767,620                 3,748,023
      Provision for bad debt expense                                                       360,000                   285,000
      Deferred tax (benefit) expense                                                      (505,885)                        0
      Issuance of stock awards                                                                   0                    31,875
      Loss on sale of fixed assets                                                          53,974                    13,183
   Change in assets and liabilities, net of effect from acquisitions /
      dispositions of businesses:
      Accounts receivable                                                               (2,407,252)                5,719,031
      Other current assets                                                                (664,591)                  999,717
      Income tax receivable                                                              1,036,992                 7,390,817
      Accounts payable and accrued expenses                                              3,218,196                (8,966,008)
                                                                                -------------------     ---------------------
   Net cash provided by operating activities                                            10,778,477                11,813,528
                                                                                -------------------     ---------------------

Cash flows from investing activities:
   Net proceeds from dispositions                                                                0                14,986,381
   All other acquisitions                                                                        0                   (30,000)
   Capital expenditures, net of disposals                                                 (574,962)                 (880,578)
                                                                                -------------------     ---------------------
   Net cash (used in) provided by investing activities                                    (574,962)               14,075,803
                                                                                -------------------     ---------------------

Cash flows from financing activities:
   Issuance of long term debt                                                                    0                12,500,000
   Principal payments on long term debt                                                 (5,030,000)              (38,800,000)
   Proceeds from issuance of common stock                                                   23,301                         0
   Proceeds related to the exercise of stock options                                     1,521,677                    80,203
   Dividends paid                                                                         (480,967)                 (268,585)
                                                                                -------------------     ---------------------
   Net cash used in financing activities                                                (3,965,989)              (26,488,381)
                                                                                -------------------     ---------------------

Net increase (decrease) in cash and cash equivalents                                     6,237,526                  (599,051)
Cash and cash equivalents at beginning of year                                           2,936,447                 1,065,464
                                                                                -------------------     ---------------------
Cash and cash equivalents at end of period                                      $        9,173,973      $            466,413
                                                                                ===================     =====================



See accompanying notes to consolidated financial statements.

                              HOOPER HOLMES, INC.

                         Notes to Financial Statements
                               September 30, 1997


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

The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.


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


Note 3:   Stock Split

On July 22, 1997 the Board of Directors approved a two-for-one stock split to all shareholders who owned shares on August 22, 1997. The Company issued the additional shares on September 5, 1997. Common share and per share amounts in the Financial Statements have been adjusted to reflect the impact of the stock split.

                              HOOPER HOLMES, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations -  Three months ended September 30, 1997 compared to
                         Three months ended September 30, 1996

Revenues for the third quarter of 1997 were $40.7 million compared to $37.9
million for the third quarter of 1996, an increase of 7.4%.   This growth
results from an increase in revenues per unit of service performed combined with the Company's efforts to gain market share.

The Company's cost of operations for the third quarter of 1997 totaled $29.2 million compared to $28.6 million for the third quarter of 1996. Cost of operations as a percentage of revenues, decreased from 75.5% for the third quarter of 1996 to 71.6% for the third quarter of 1997. This decrease is due to ongoing efforts to control branch operating expenses.

Selling, general and administrative expenses totaled $7.2 million as compared to $6.9 million for the third quarter of 1997 and 1996, respectively, and as a percentage of revenue totaled 17.8% compared to 18.3%. This moderate decrease, as a percentage of revenues, is due to management's ongoing efforts to control corporate level expenses.

Accordingly, the Company's operating income improved to $4.3 million from $2.4 million and as a percentage of revenues, increased to 10.6% from 6.2% for the third quarter of 1997 compared to the third quarter of 1996.

Interest expense in the third quarter of 1997 decreased significantly from the third quarter of 1996 due to lower amounts borrowed. The Company had no revolver borrowings as of September 30, 1997 and its remaining "mortgage" debt is classified as short term since it will be fully paid by January 1998.

Net income and earnings per share for the third quarter of 1997 were $2.3 million or $.16 per share on a fully dilutive basis versus $1.1 million or $0.08 per share for the third quarter of 1996. Fully dilutive shares for the respective periods were 14,424,705 and 13,431,812.

Results of Operations -  Nine months ended September 30, 1997 compared to
                         Nine months ended September 30, 1996

Revenues for the nine months ended September 30, 1997 were $122.8 million compared to $116.3 million for the nine months ended September 30, 1996, an
increase of 5.6%.   This growth results from an increase in revenues per unit of service performed combined with the Company's efforts to gain market share.

The Company's cost of operations for the nine months ended September 30, 1997 totaled $88.5 million compared to $88.0 million for the nine months ended
September 30, 1996.   Cost of operations as a percentage of revenues, decreased
from 75.6% for the nine months ended September 30, 1996 to 72.1% for the nine months ended September 30, 1997. The decrease is due to ongoing efforts to control branch operating expenses.

Selling, general and administrative expenses totaled $23.0 million as compared to $22.5 million for the nine months ended September 30, 1997 and 1996, respectively, and as a percentage of revenue totaled 18.7% compared to 19.4%. This decrease, as a percentage of revenues, is due to management's ongoing efforts to control corporate expense despite continued revenue growth.

Accordingly, the Company's operating income improved to $11.3 million from $5.8 million and as a percentage of revenues, increased to 9.2% from 5.0% for the nine months ended September 30, 1997, and 1996, respectively.

Interest expense decreased for the nine months ended September 30, 1997 to $.1 million compared to $1.3 million for the nine months ended September 30, 1996, due to lower amounts borrowed. Total debt at September 30, 1997 was $1.3 million compared to $8.8 million as of September 30, 1996. The Company had no revolver debt at September 30, 1997.

Net income and earnings per share for the nine months ended September 30, 1997 were $5.9 million or $.41 per share, on a fully dilutive basis, versus $2.6 million or $.19 per share for the nine months ended September 30, 1996. Fully dilutive shares for the respective periods were 14,295,295 and 13,426,774.

Financial Condition

The Company's primary sources of cash are internally generated funds and the Company's bank credit facility.

Net cash provided by operating activities for the nine months ended September 30, 1997 was $10.8 million compared to $11.8 million for the nine months ended September 30, 1996. The significant sources were net income of $5.9 million, $3.8 million of depreciation and amortization, $3.2 million increase in accounts payable and accrued expenses, and was partially offset by a $2.4 million increase in accounts receivable.

At September 30, 1997, $17.7 million of the Company's revolver credit facility of $20 million ($2.3 million committed to outstanding letters of credit) was available for use compared to the $14.3 million available at September 30, 1996.

The Company's current ratio at the end of September 1997 was 1.9:1 compared to 1.8:1 at December 31, 1996. Also, inflation has not, nor is it expected to have a material impact on the Company's financial results in 1997 and there have been no material commitments for capital expenditures.

Dividends declared in January and April 1997 were declared at $.01 per share, and July 1997 at $.015 per share.

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

                                 Hooper Holmes, Inc.


Dated: November 10, 1997



                                 BY:
                                      ---------------------------------
                                      James M. McNamee
                                      President and
                                      Chief Executive Officer



                                 BY:
                                      ---------------------------------
                                      Fred Lash
                                      Senior Vice President
                                      Chief Financial Officer &
                                      Treasurer