Form 10-K405
period 1997-12-31
HOOPER HOLMES INC
filed 1998-03-30
CIK 741815

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For the fiscal year ended       December 31, 1997
                         -------------------------------------------------------
Commission File Number               1-9972
                      ----------------------------------------------------------

                                Hooper Holmes, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                New York                                        22-1659359
---------------------------------------------             ----------------------
(State or other jurisdiction of incorporation                  (IRS Employer
or organization)                                          Identification Number)

        170 Mt. Airy Road, Basking Ridge, N.J.                     07920
-----------------------------------------------------     ----------------------
       (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code          (908) 766-5000
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange on
Title of Each Class                                       Which Registered
-------------------                                    ------------------------

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


Yes      X             No
   ---------------       ----------------
Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sales price of February 27, 1998 the aggregate market value of the voting stock held by non affiliates of Registrant was $262,161,500.

The number of shares outstanding of the Registrant's common stock, $.04 par value was 13,981,949 at February 27, 1998.

Certain information contained in the Company's 1997 Annual Report to Shareholders and its Proxy Statement in connection with its 1998 Annual Meeting of Shareholders is incorporated by reference into Parts I, II and III of this Form 10-K.

                                    FORM 10K
                                    --------

                                     PART 1
                                     ------

ITEM 1.  Business
------

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

     Today, the Company is nationally recognized as the largest provider of health information services through a network of over 200 branch offices in 50 states. Through its alternate site health information operations the Company provides medical and paramedical examinations (which typically involve taking a medical history, recording physical information and obtaining specimens) and related services to life and health insurance companies.

Business Strategy

     Management believes that the Company is well positioned to continue to capitalize on several favorable trends currently affecting the alternate site health information industry.

     The alternate site health information services business which provides specialty underwriting information services to the country's life and health insurance industry, continues to show trends which indicate an increase in life and health insurance underwriting volume, stricter underwriting standards for life and health insurance and a basic consolidation of health information companies serving the industry.

     The Company's commitment to automation has placed it in the position of being the leading nationwide automated provider of health information services. Development of electronic exam technology via laptops has led to the introduction of our "Teledex" automated exam and application services. These services have been widely accepted as a solution to many clients' needs for accurate and timely health information. The formation in 1996 and 1997 of partnerships with new clients which utilize direct response to sell policies, exemplify the result of our investment in technology in the past three years. As more insurance is being sold to applicants through direct response where there is no agent to gather the pertinent underwriting information, the need for "Teledex" becomes more critical. Consequently, the value of our direct contact services to assess risk classification increases in this agentless environment, thereby increasing the demand. It is management's objective to expand the Company's capabilities to provide additional database services to the insurance industry as it faces new challenges in its changing market.

     Over the past several years, the Company's health information services have grown through internal development of branch offices and acquisitions of strategically located similar businesses. The acquisition of

ASB Meditest in 1995 underscored management's intention to continue to expand its health information services business through internal growth and strategic acquisitions.

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

     Stricter Underwriting Standards. Many life and health insurance companies have been lowering the thresholds of insurance coverage requiring pre-insurance examinations, due in part to growing concern over substance abuse, AIDS and other illnesses and to the improved ability to identify AIDS and other life-threatening diseases through laboratory testing. As technological advances enable home detection of additional risks, the Company anticipates an increased demand for such procedures as part of the examination process.

     Consolidation. To improve quality control and reduce administrative costs, life and health insurance companies are reducing the number of health information providers approved for use by local agents. Management believes that the Company has benefited and will continue to benefit from these consolidation efforts because of its reputation for providing prompt, high quality service and its well established relationships with most of the major insurance companies at both national and local levels. The acquisition of ASB Meditest has further enhanced both our ability and standing among our client base.

     Restructuring. Costs and competitive pressures are forcing many of our clients in the life and health industry to change their methods of doing business. Procedures for completing applications, processing and even the underwriting of risks are being outsourced from what were traditionally in-house operations to more efficient, cost effective third parties. This is a rapidly growing area of new services.

     Nontraditional distribution outlets. Consolidation in the banking, investment banking and securities industries have resulted in the defacto formation of new life insurance distribution channels. Commercial banks, large discount brokerage businesses and investment houses are all combining with a primary focus of offering financial products for retirement and estate planning, which frequently include life insurance policies, through these recently developed channels.

     The Company believes that it is well positioned to capitalize on these trends for several reasons. The Company's network of highly automated branch offices enables it to provide services nationwide in all urban and rural locations. On-site branch office management is accountable for local operations which enhances the Company's ability to establish and maintain relationships with local insurance agents. The 1993 acquisition of Lifedata Medical Services, Inc., a company with a large number of rural examiners, enhanced this long term objective. The 1995 acquisition of ASB Meditest added additional locations rounding our total nationwide to over 200. Also, the Company is committed to providing superior quality service and has established and implemented a strict set of quality assurance standards. Because the Company owns most of its branch offices and does not rely on franchisees to provide medical and paramedical examinations, it is able to maintain consistent enforcement of these Company-wide standards. Finally, the Company provides accurate and complete examination results to insurance clients, in most cases within three to five days of receiving the initial request for an examination. The Company's ability to process examinations rapidly is due, in part, to the proximity of its branch offices to the homes and workplaces of insurance applicants, ongoing improvements in data processing and management information systems, and the use of medically trained personnel who promptly evaluate insurance applicants and efficiently process examination results. The Company has increased resources in its quality assurance review system in an effort to make the quality of its health information services among the best in the life and health insurance industry.


     Services

     Portamedic(R) -- Medical and Paramedical Examinations

     Management believes that the Company is the leader of the five largest national providers of medical and paramedical examinations for applicants seeking insurance coverage from life and health insurers. Examinations are provided nationwide under the Portamedic trade name through over 200 branch locations in 50 states. During 1997, The Company performed over 2.3 million paramedical examinations, covering all 50 states, Guam and Puerto Rico.

     Each branch office is staffed with a branch manager, who is responsible for local business development and general oversight of the local health information operation, and a support staff responsible for coordinating examination and reporting procedures. Each branch office typically uses full-time and part-time employees, and contract personnel to perform examinations, including registered nurses, licensed practical nurses, physicians, and medical and paramedical technicians. The Company's examiners provide examinations at the request of insurance agents at times and locations convenient to applicants, including the applicants' home or place of business. Each office is automated via a computer network using Novell networking software. The application software is written and maintained by in-house personnel. The Company has 17 "contract affiliates" from the acquisition of ASB Meditest, which the Company feels complements its own branch network in many geographical areas.

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


     Infolink(TM) Services Group

     Under the Infolink name, the Company offers comprehensive life and health inspection reports and Attending Physician Statements to its insurance clients. During 1997, the Company provided over 337,000 Infolink reports, a decrease from 1996. This volume decrease was due to the Company selectively eliminating marginally profitable business. The ASB Meditest acquisition provided a substantial complimentary operation in Chicago and we have focused new product development in this Chicago office. These reports, available in varying degrees of detail pursuant to a client's request, assist insurance underwriters in developing a more comprehensive profile of an insurance applicant. A life and health inspection report includes information relating to an insurance applicant's lifestyle, employment history and financial status. A member of the branch office staff prepares the Infolink report primarily based upon telephone interviews with the applicant, his or her employer, his or her business and personal associates, and electronically transmits the report to the insurance underwriter. An Attending Physician Statement provides details of an applicant's medical history and is obtained, with the insurance applicant's consent, from notes and records maintained by the physician responsible for administering treatment. Our new Teledex service offers sophisticated electronically produced exams to our clients and was developed for what we see as a natural fit with the trends for "smart underwriting" (electronic) now emerg-ing within the life and health insurance industry. Management expects that Infolink reports will become increasingly important to insurance underwriters as insurance companies continue to tighten underwriting standards.

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

     Total Company revenues follow:

                       --1997--                            --1996--
                                  % of                               % of
                Amount      Total Revenues           Amount     Total Revenue
                ------      --------------           ------     -------------
Portamedic      $150.9               91.2%           $140.4             89.9%
Infolink          14.5                8.8%             15.9             10.1%
                ------           ---------           ------         ---------
                $165.4              100.0%           $156.3            100.0%

     Quality Assurance and Training

     The quality and reputation of personnel and operations are critical to the continued success of the Company's business. Management believes that its insurance clients view the Company as a leader in terms of overall quality of services. The Company's commitment to the highest quality standards is supported by its quality assurance and training program.

     In 1995 the Company completed the ability to monitor all health services via an automated statistical quality control program. As a result of this advanced capability, it has greater control over the quality of services performed and as a result, 1996 and 1997 were years of unequaled quality performance. At the branch office level, local management is accountable for maintaining quality controls. In each branch office, examiners receive training in proper examination procedures and reporting requirements. Quality assurance specialists monitor examiner's performance through detailed analyses of examinations, provide examiners with periodic evaluations and conduct regular audits of branch office quality controls to assist examiners and branch managers in continually improving the quality of services performed.

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

Marketing and Sales

     The Company markets Portamedic and Infolink health information services on a national level through seven full-time sales representatives who call on senior underwriting executives at the home offices of insurance companies. The Company serves approximately 900 active life and health underwriting clients, including their extensive network of agency, district, and brokerage offices. National sales representatives promote the Company's consistently high quality of service and rapid response time to examination requests and are responsible for maintaining the Company's position on each insurance company's approved list of examination providers. The Company regularly attends and occasionally sponsors client conferences to provide national sales representatives with opportunities to further develop key relationships. In 1996, the Company launched its Healthdex services which provide a variety of services to the wellness and pharmaceutical sectors outside our core markets. We began new initiatives in this product line, which we felt would have a substantial impact on our new service offerings in 1997. This initiative has been slow in realizing meaningful revenues, but the company still expects a significant contribution in future periods.

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

     The industry consists of five major competitors. One of the competitors was part of a spin-off in 1997, and then sold by the new company to a home healthcare company providing pediatric homecare services.

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

Personnel

     At December 31, 1997, the Company employed approximately 1020 full-time and 715 part-time employees, none of whom is represented by a collective bargaining agreement. The Company also contracts with over 8,700 medically trained examiners. The Company's ability to recruit skilled personnel is essential to its continued growth and success. Management attributes the Company's success in recruiting skilled personnel in its health information business to the flexible work schedules and varied work assignments it offers to its examiners. Management believes that these factors will enable the Company to continue to attract and retain qualified personnel.

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

     The Company leases its branch offices under a number of operating leases with varying terms and expirations. See Note 7 to the Company's Consolidated Financial Statements.

ITEM 3.  Legal Proceedings
-------

     None

ITEM 4.  Submission of Matters to a Vote of Security Holders
-------

     No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
-------
Matters

     The common equity and related shareholder information presented under the caption "Quarterly Common Stock Price Ranges and Dividends" and "Shareholder Information - Stock Listing" is incorporated by reference from the Company's 1997 Annual Report to Shareholders which is Exhibit 13 to this report. As of February 27, 1998, there were 833 shareholders of record.


ITEM 6.  Selected Financial Data
-------

     The financial data included under the caption "Selected Financial Data" is incorporated by reference from the Company's 1997 Annual Report to Shareholders which is Exhibit 13 to this report.

ITEM 7.  Management Discussion and Analysis of Financial Condition and Results
-------
of Operations

     The discussion included under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" is included in the Company's 1997 Annual Report to Shareholders which is Exhibit 13 to this report.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
--------

     None

ITEM 8.  Financial Statements and Supplementary Data
-------

     Financial statements and supplementary data are included in the Company's 1997 Annual Report to Shareholders which is Exhibit 13 to this report.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
-------
Financial Disclosure

     None


                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant
--------

     Information contained under the captions "Nominees for Directors", "Directors Continuing in Office" and "Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 1998 is incorporated herein by reference.

ITEM 11.  Executive Compensation
--------

     Information contained under the captions "Compensation of Executive Officers," "Compensation of Directors", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Report of the Executive Compensation Committee" and "Employment Contracts and Change-in-Control Arrangements" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 1998 is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
--------

     Information contained under the caption "Stock Ownership of Certain Beneficial Owners and

Management" in the Company's Proxy Statement for the Annual Meeting of shareholders to be held on May 19, 1998 is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions
--------

     Information contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 1998 is incorporated herein by reference.


                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------

     (a) (1)   The following financial statements and independent auditors'
                  report are included in the Registrant's 1997 Annual Report to Shareholders.
               Independent Auditors' Report
               Consolidated Balance Sheets --
                  December 31, 1997 and 1996
               Consolidated Statements of Operations --
                  Years ended December 31, 1997, 1996 and 1995
               Consolidated Statements of Stockholders' Equity --
                  Years ended December 31, 1997, 1996 and 1995
               Consolidated Statements of Cash Flows --
                  Years ended December 31, 1997, 1996 and 1995
               Notes to Consolidated Financial Statements

         (2) Schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

         (3)   Exhibits included herein


                                      EXHIBIT                             PAGE

               3.1    Restated Articles of Incorporation of                 --
                      Hooper Holmes, Inc., as amended (1)
               3.2    Bylaws of Hooper Holmes, Inc., as amended (2)         --
               4.1    Amended and Restated Rights Plan Agreement            --
                      between Hooper Holmes, Inc. and Midlantic
                      National Bank (3)

         -----------------------
         (1) Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
         (2) Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
         (3) Incorporated by reference to Exhibit 4(a) of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1991.

                                         EXHIBIT                            PAGE

           10.1      Amended Employee Retention Agreement by and between      --
                     Hooper Holmes, Inc., and James M. McNamee (4)
           10.2      Form of Indemnification Agreement (5)                    --
           10.3      Hooper Holmes, Inc. Nonqualified Stock                   --
                     Option Plan (6)
           10.4      First Amendment to Hooper Holmes, Inc.                   --
                     Nonqualified Stock Option Plan (7)
           10.5      Hooper Holmes, Inc. 1992 Stock Option Plan               --
                     as amended (8)
           10.6      Employee Stock Purchase Plan (1993) of Hooper            --
                     Holmes, Inc. (9)
           10.7      Hooper Holmes, Inc. 1994 Stock Option Plan (10)          --
           10.8      Credit Agreement between Hooper Holmes, Inc.             --
                     and First Union National Bank. (11)
           10.9      CEO Stock Option Agreement (12)                          --
           10.10     1997 Stock Option Plan
           10.11     1997 Director Option Plan
           10.12     Employee Retention Agreement by and between Hooper       --
                     Holmes, Inc. and Executive Officers of Hooper Holmes,
                       Inc. (13)
           13        Annual Report to security holders
           21        Subsidiaries of Hooper Holmes, Inc.
           23        Consent of KPMG Peat Marwick LLP
           24        Power of attorney
           27        Financial Data Schedule

--------------------
         (4) Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
         (5) Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
         (6) Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K or the fiscal quarter ended December 31, 1990.
         (7) Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
         (8) Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
         (9) Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
        (10) Incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
        (11) Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
        (12) Incorporated by reference to Attachment to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 27, 1997.
        (13) Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

              Reports on Form 8-K
              No report on Form 8-K has been filed during the fourth quarter of 1997.

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

                               HOOPER HOLMES, INC.
                                  (Registrant)

                                           /s/ James M. McNamee
                                          --------------------------------------
                                           By:  James M. McNamee
                                                President & CEO


                                          Date:         March 30, 1998
                                               ---------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ James M. McNamee                               Date:    March 30, 1998
-------------------------------------------------       ------------------------
James M. McNamee           Director
                           President & CEO


                                                   Date:    March 30, 1998
-------------------------------------------------       ------------------------
*Benjamin A. Currier       Director



                                                   Date:    March 30, 1998
-------------------------------------------------       ------------------------
*Quentin J. Kennedy        Director



                                                   Date:    March 30, 1998
-------------------------------------------------       ------------------------
*Kenneth R. Rossano        Director


                                                   Date:    March 30, 1998
-------------------------------------------------       ------------------------
*Elaine La Monica Rigolosi Director


                                                   Date:    March 30, 1998
-------------------------------------------------       ------------------------
*John E. Nolan             Director


                                                   Date:    March 30, 1998
-------------------------------------------------       ------------------------
*G. Earle Wight            Director


/s/ Fred Lash                                      Date:    March 30, 1998
-------------------------------------------------       ------------------------
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

                                /s/ James M. McNamee
                                ----------------------------
                                James M. McNamee