Form 10-Q
period 1998-03-31
HOOPER HOLMES INC
filed 1998-05-12
CIK 741815

                                   FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998

Commission File No. 1-9972

               Hooper Holmes, Inc.
               -------------------------------------------------------
                    (Exact name of registrant as specified in its charter)


New York                                             22-1659359
---------------------------------------              --------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                        Identification Number)

170 Mt. Airy Rd., Basking Ridge, NJ                  07920
---------------------------------------              --------------------------
(Address of principal executive office)              (Zip Code)


Registrant's telephone number, including area code:  (908) 766-5000



                                     None
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



               Yes        X         No
                  ---------------     ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                       Outstanding at March 31, 1998
----------------------------           ----------------------------------
Common stock, $.04 par value                       13,986,174

                      HOOPER HOLMES, INC. AND SUBSIDIARIES



                                     INDEX


                                                              Page No.
                                                              --------

PART I - Financial Information (1997 Audited)

     ITEM 1 - Financial Statements

          Consolidated Balance Sheets                                1
            as of March 31, 1998 and
            December 31, 1997

          Consolidated Statements of Income                          2
            for the Three Months Ended
            March 31, 1998 and 1997

          Consolidated Statements of Cash Flows                      3
            for the Three Months Ended
            March 31, 1998 and 1997

          Notes to Financial Statements                              4


     ITEM 2 - Management's Discussion and Analysis                 5,6
                of Financial Condition and Results
                of Operations


PART II - Other Information


     ITEM 4 - Submission of Matters to a vote                        6
                of Security Holders

     ITEM 6 - Exhibits and Reports on Form 8-K

          Exhibit 27

                              Hooper Holmes, Inc.
                          Consolidated Balance Sheets


                                                                  03/31/98               12/31/97
                                                              ---------------      ----------------
                                                                (unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                $    18,210,836      $     13,159,431
     Accounts receivable - trade                                   21,061,217            18,011,490
     Accounts receivable - other                                      197,382               508,857
     Refundable taxes                                                  11,619                23,535
     Other current assets                                           2,790,720             2,458,283
                                                              ---------------      ----------------
         Total current assets                                      42,271,774            34,161,596

Property, plant and equipment:
     Land and land improvements                                       591,213               591,213
     Building                                                       3,936,178             3,931,574
     Furniture, fixtures and equipment                             15,979,647            15,675,217
     Leasehold improvements                                           300,115               300,115
                                                              ---------------      ----------------
     Total property, plant and equipment                           20,807,153            20,498,119
     Less: Accumulated depreciation                                12,611,582            12,050,903
                                                              ---------------      ----------------
         Net property, plant and equipment                          8,195,571             8,447,216

Cost in excess of net assets of acquired companies, net            14,875,010            15,089,108
Intangible assets, net                                              7,218,933             7,647,711
Other assets                                                          444,230               595,486
                                                              ---------------     -----------------
         Total assets                                         $    73,005,518      $     65,941,117
                                                              ===============      ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long term debt                     $             0      $              0
     Accounts payable                                               6,938,671             5,577,158
     Accrued expenses:
         Insurance benefits                                         1,815,206             1,969,403
         Salaries, wages and fees                                   2,414,427             1,935,277
         Payroll and other taxes                                      235,982               170,152
         Income taxes payable                                       3,545,407               610,487
         Discontinued operations                                      566,707               573,970
         Other                                                      2,213,087             2,944,248
                                                              ---------------      ----------------
         Total current liabilities                                 17,729,487            13,780,695

Long term debt, less current maturities                                     0                     0
Deferred income taxes                                               3,472,422             3,641,051

Common stock                                                          559,582               557,565
Additional paid-in capital                                         27,381,728            27,079,265
Retained earnings                                                  23,880,801            20,901,043
                                                              ---------------      ----------------
                                                                   51,822,111            48,537,873
     Less: Treasury stock                                              18,502                18,502
                                                              ---------------      ----------------
     Total stockholders' equity                                    51,803,609            48,519,371
                                                              ---------------      ----------------
         Total liabilities and stockholders' equity           $    73,005,518      $     65,941,117
                                                              ===============      ================


See accompanying notes to consolidated financial statements.

                              Hooper Holmes, Inc.
                     Consolidated Statements Of Operations
                                  (unaudited)


                                                   Three months ended
                                                         March 31,
                                             -------------------------------
                                                 1998               1997
                                             -------------     -------------
Revenues                                     $  46,111,306     $  40,713,867
Cost of operations                              31,613,838        29,647,270
                                             -------------     -------------
   Gross profit                                 14,497,468        11,066,597
SG & A expenses                                  8,578,592         8,103,029
                                             -------------     -------------
   Operating income                              5,918,876         2,963,568
Other income (expense)
   Interest expense                                      0           (83,121)
   Interest income                                 129,538            29,532
   Other                                           (38,353)           46,064
                                             -------------     -------------
                                                    91,185            (7,525)
                                             -------------     -------------
   Income before income taxes                    6,010,061         2,956,043
Income taxes                                     2,821,000         1,432,000
                                             -------------     -------------
Net income                                   $   3,189,061     $   1,524,043
                                             =============     =============

Net income per common share:
   Basic                                              0.23              0.11
   Diluted                                   $        0.22     $        0.11
                                             =============     =============
Weighted average number of shares: (1)
   Basic                                        13,962,605        13,597,479
   Diluted                                      14,742,485        13,913,594
                                             =============     =============


(1) Adjusted to reflect a two for one stock split effective August 22, 1997.


See accompanying notes to consolidated financial statements.

                              Hooper Holmes, Inc.
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                       Three months ended March 31,
                                                                  ---------------------------------------
                                                                         1998                 1997
                                                                  ------------------     ----------------
Cash flows from operating activities:
   Net income                                                     $       3,189,061      $     1,524,043
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                       1,237,268            1,272,089
      Provision for bad debt expense                                        120,000              120,000
      Deferred tax (benefit) expense                                       (168,628)            (168,628)
      Loss on sale of fixed assets                                            3,016                1,262
   Change in assets and liabilities:
      Accounts receivable                                                (2,858,251)          (2,127,291)
      Other current assets                                                 (181,181)            (157,923)
      Income tax receivable                                                  11,915               51,663
      Accounts payable and accrued expenses                               3,948,792            2,200,189
                                                                  ------------------     ----------------
   Net cash provided by operating activities                              5,301,992            2,715,404
                                                                  ------------------     ----------------

Cash flows from investing activities:
   Capital expenditures, net of disposals                                  (345,764)            (158,941)
                                                                  ------------------     ----------------

Cash flows from financing activities:
   Principal payments on long term debt                                           0           (3,330,000)
   Proceeds related to the exercise of stock options                        304,480              388,635
   Dividends paid                                                          (209,303)            (135,849)
                                                                  ------------------     ----------------
   Net cash provided by (used in) financing activities                       95,177           (3,077,214)
                                                                  ------------------     ----------------

Net increase (decrease) in cash and cash equivalents                      5,051,405             (520,751)
Cash and cash equivalents at beginning of year                           13,159,431            2,936,447
                                                                  ------------------     ----------------
Cash and cash equivalents at end of period                        $      18,210,836      $     2,415,696
                                                                  ==================     ================


See accompanying notes to consolidated financial statements.

                              HOOPER HOLMES, INC.

                         Notes to Financial Statements
                                 March 31, 1998


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

The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.


Note 2:   Earnings Per Common Share

"Basic" earnings per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options were exercised.

                              HOOPER HOLMES, INC.
                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

Results of Operation -  Three months ended March 31, 1998 compared to
                        Three months ended March 31, 1997

Revenues for the first quarter of 1998 were $46.1 million compared to $40.7 million for the first quarter of 1997, an increase of 13.3%. This growth results primarily from a 12% increase in the number of examinations performed and increases in revenues per unit of service.

The Company's cost of operations for the first quarter of 1998 totaled $31.6 million compared to $29.6 million for the first quarter of 1997. Cost of operations as a percentage of revenues, decreased from 72.8% for the first quarter of 1997 to 68.6% for the first quarter of 1998. This percentage decrease is due to ongoing efforts to limit branch operating expense increases, and the efficiencies realized from continued branch automation initiatives.

Selling, general and administrative expenses totaled $8.6 million as compared to $8.1 million for the first quarters of 1998 and 1997, respectively, and as a percentage of revenue totaled 18.6% compared to 19.9%. As a percentage of revenues, the decrease is due to ongoing efforts to control corporate level expenses.

Accordingly, the Company's operating income improved to $5.9 million from $3.0 million and as a percentage of revenues, increased to 12.8% from 7.3% for the first quarter of 1998 compared to the first quarter of 1997.

The Company has no long term debt, and therefore, no interest expense. Interest income increased to $.1 million, due to higher levels of invested funds.

Net income and earnings per share for the first quarter of 1998 were $3.2 million or $.22 per diluted share versus $1.5 million or $.11 per diluted share for the first quarter of 1997. Average diluted shares for the respective periods were 14,742,485 and 13,913,594.

Financial Condition

The Company's primary sources of cash are internally generated funds and the Company's bank credit facility.

Net cash provided by operating activities for the first quarter of 1998 was $5.3 million compared to $2.7 million for the first quarter of 1997. The significant sources were net income of $3.2 million, $1.3 million of depreciation and amortization, $3.9 million increase in accounts payable and accrued expenses, and was offset by a $2.9 million increase in accounts receivable. The increase in accounts payable and accrued expenses was partly due to an increase of $2.7 million in income taxes payable which was partially liquidated in April 1998.

The Company had no borrowings against its revolver credit facility at March 31, 1998, compared to $1.0 million at March 31, 1997. As of March 31, 1998, a total credit line of $18.3 million is available under the revolver.

The Company's current ratio at the end of March 1998 stood at 2.4:1 as compared to 2.5:1 at December 31, 1997. Inflation has not, nor is it expected to have a material impact on the Company's financial results in 1998 and there have been
no material commitments for capital expenditures.   Year 2000 costs are not
considered material.

Dividends declared in January 1998 were declared at $.015 per share.

Management believes that the combination of cash and cash equivalents, other working capital sources, and borrowings under the Company's credit facility along with the anticipated cash flows from continuing operations, will provide sufficient capital resources for the foreseeable future.


PART II

ITEM 4 - Submission of Matters to a vote of Security Holders

At a Special Meeting of Shareholders on February 24, 1998, the Shareholders approved a proposal to amend the Company's Certificate of Incorporation to increase the amount of authorized Common Stock, par value $.04 per share, from 20,000,000 shares to 80,000,000 shares. The number of votes cast FOR was 8,267,289, AGAINST was 4,375,998 and the number of ABSTENTIONS was 73,616.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Hooper Holmes, Inc.


Dated:  May 12, 1998



                                  BY:  /s/ James M. McNamee
                                       ----------------------------
                                       James M. McNamee
                                       President and
                                       Chief Executive Officer



                                  BY:  /s/ Fred Lash
                                       ----------------------------
                                       Fred Lash
                                       Senior Vice President
                                       Chief Financial Officer &
                                       Treasurer