Form 10-Q
period 1998-06-30
HOOPER HOLMES INC
filed 1998-08-11
CIK 741815

                                   FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1998

Commission File No. 1-9972

               Hooper Holmes, Inc.
               ------------------------------------------------
                      (Exact name of registrant as specified in its charter)


New York                                          22-1659359
---------------------------------------           ----------------------------
(State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification Number)

170 Mt. Airy Rd., Basking Ridge, NJ               07920
---------------------------------------           ----------------------------
(Address of principal executive office)           (Zip Code)


Registrant's telephone number, including area code:  (908) 766-5000


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



               Yes    X         No
                  ----------      ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                              Outstanding at June 30, 1998
-------------------------------               ----------------------------
Common stock, $.04 par value                          14,120,041

                     HOOPER HOLMES, INC. AND SUBSIDIARIES



                                     INDEX


                                                              Page No.
                                                              --------

     PART I - Financial Information

          ITEM 1 - Financial Statements

               Consolidated Balance Sheets                        1
                   as of June 30, 1998 and
                   December 31, 1997

               Consolidated Statements of Operations              2
                   for the Three and Six Months Ended
                   June 30, 1998 and 1997

               Consolidated Statements of Cash
                   Flows for the Six Months Ended                 3
                   June 30, 1998 and 1997

               Notes to Unaudited Financial Statements            4

          ITEM 2 - Management's Discussion and Analysis       5,6,7
                    of Financial Condition and Results
                    of Operations


     PART II - Other Information

          ITEM 4 - Submission of Matters to a vote of             8
                    Security Holders

          ITEM 6 - Exhibits and Reports on Form 8-K

                    Exhibit 27                                    -

                               Hooper Holmes, Inc.
                           Consolidated Balance Sheets

                                                                             06/30/98                 12/31/97
                                                                        -------------------      -------------------
                                                                           (unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                           $      22,570,178        $      13,159,431
     Accounts receivable - trade                                                18,388,548               18,011,490
     Accounts receivable - other                                                   257,518                  508,857
     Refundable taxes                                                                9,537                   23,535
     Other current assets                                                        2,694,051                2,458,283
                                                                        -------------------      -------------------
         Total current assets                                                   43,919,832               34,161,596

Property, plant and equipment:
     Land and land improvements                                                    591,213                  591,213
     Building                                                                    3,957,074                3,931,574
     Furniture, fixtures and equipment                                          16,217,963               15,675,217
     Leasehold improvements                                                        300,115                  300,115
                                                                        -------------------      -------------------
     Total property, plant and equipment                                        21,066,365               20,498,119
     Less: Accumulated depreciation                                             13,191,244               12,050,903
                                                                        -------------------      -------------------
         Net property, plant and equipment                                       7,875,121                8,447,216

Cost in excess of net assets of acquired companies, net                         14,673,290               15,089,108
Intangible assets, net                                                           6,790,154                7,647,711
Other assets                                                                       410,916                  595,486
                                                                        -------------------      -------------------
         Total assets                                                    $      73,669,313        $      65,941,117
                                                                        ===================      ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $       6,051,261        $       5,577,158
     Accrued expenses:
         Insurance benefits                                                      2,074,314                1,969,403
         Salaries, wages and fees                                                1,951,035                1,935,277
         Payroll and other taxes                                                   156,414                  170,152
         Income taxes payable                                                    1,010,865                  610,487
         Discontinued operations                                                   390,282                  573,970
         Other                                                                   1,935,265                2,944,248
                                                                        -------------------      -------------------
         Total current liabilities                                              13,569,436               13,780,695

Deferred income taxes                                                            3,303,794                3,641,051

Common stock                                                                       564,936                  557,565
Additional paid-in capital                                                      29,190,981               27,079,265
Retained earnings                                                               27,058,668               20,901,043
                                                                        -------------------      -------------------
                                                                                56,814,585               48,537,873
     Less: Treasury stock                                                           18,502                   18,502
                                                                        -------------------      -------------------
     Total stockholders' equity                                                 56,796,083               48,519,371
                                                                        -------------------      -------------------
         Total liabilities and stockholders' equity                      $      73,669,313        $      65,941,117
                                                                        ===================      ===================

  See accompanying notes to unaudited consolidated financial statements.

                              Hooper Holmes, Inc.
                     Consolidated Statements Of Operations
                                  (unaudited)

                                                         Three months ended                           Six months ended
                                                              June 30,                                    June 30,
                                           ----------------------------------------    ------------------------------------------
                                                   1998                 1997                   1998                  1997
                                           ------------------     -----------------     ------------------     ------------------
Revenues                                   $      45,568,682      $     41,398,735      $      91,679,989      $      82,112,603
Cost of operations                                31,818,737            29,732,528             63,432,575             59,379,799
                                           ------------------     -----------------     ------------------     ------------------
   Gross profit                                   13,749,945            11,666,207             28,247,414             22,732,804
Selling, general and
   administrative expenses                         7,545,729             7,651,109             16,124,321             15,754,138
                                           ------------------     -----------------     ------------------     ------------------
   Operating income                                6,204,217             4,015,098             12,123,093              6,978,666
Other income (expense)
   Interest expense                                        0               (37,616)                     0               (120,737)
   Interest income                                   186,851                39,727                316,389                 69,259
   Other                                             (56,487)               49,962                (94,840)                96,026
                                           ------------------     -----------------     ------------------     ------------------
                                                     130,364                52,073                221,549                 44,547
                                           ------------------     -----------------     ------------------     ------------------
   Income before income taxes                      6,334,581             4,067,171             12,344,642              7,023,213
Income taxes                                       2,945,000             1,952,000              5,766,000              3,384,000
                                           ------------------     -----------------     ------------------     ------------------
Net income                                 $       3,389,581      $      2,115,171      $       6,578,642      $       3,639,213
                                           ==================     =================     ==================     ==================

Net income per common share:
   Basic                                                0.24                  0.15                   0.47                   0.27
   Diluted                                 $            0.23      $           0.15      $            0.44      $            0.26
                                           ==================     =================     ==================     ==================
Weighted average number of shares: (1)
   Basic                                          14,081,228            13,728,678             14,022,244             13,663,441
   Diluted                                        15,008,389            14,180,181             14,875,437             14,045,299
                                           ==================     =================     ==================    ===================

(1) Adjusted to reflect a two for one stock split effective August 22, 1997.


See accompanying notes to unaudited consolidated financial statements.

                               Hooper Holmes, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                           Six months ended June 30,
                                                                 ----------------------------------------------
                                                                          1998                     1997
                                                                 ---------------------     --------------------
Cash flows from operating activities:
   Net income                                                      $        6,578,642        $       3,639,213
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                          2,492,566                2,547,538
     Provision for bad debt expense                                           240,000                  240,000
     Deferred tax benefit                                                    (337,257)                (337,257)
     Issuance of stock awards                                                  38,250                        0
     Loss on sale of fixed assets                                              38,096                   24,964
   Change in assets and liabilities:
     Accounts receivable                                                     (365,718)                (697,686)
     Other current assets                                                     (51,198)                 206,104
     Income tax receivable                                                     13,998                   52,152
     Accounts payable and accrued expenses                                    656,741                1,780,831
                                                                 ---------------------      -------------------
   Net cash provided by operating activities                                9,304,120                7,455,859
                                                                 ---------------------      -------------------

Cash flows from investing activities:
   Capital expenditures                                                      (685,193)                (355,027)
                                                                 ---------------------      -------------------

Cash flows from financing activities:
   Principal payments on long term debt                                             0               (4,450,000)
   Proceeds from employee stock purchase plan                                 324,248                  300,244
   Proceeds related to the exercise of stock options                          888,589                  762,667
   Dividends paid                                                            (421,017)                (273,370)
                                                                 ---------------------      -------------------
   Net cash provided by (used in) financing activities                        791,820               (3,660,459)
                                                                 ---------------------      -------------------

Net increase in cash and cash equivalents                                   9,410,747                3,440,373
Cash and cash equivalents at beginning of year                             13,159,431                2,936,447
                                                                 ---------------------      -------------------
Cash and cash equivalents at end of period                       $         22,570,178       $        6,376,820
                                                                 =====================      ===================


    See accompanying notes to unaudited consolidated financial statements.

                              HOOPER HOLMES, INC.

                    Notes to Unaudited Financial Statements
                                 June 30, 1998


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

The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.


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

                              HOOPER HOLMES, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operation

Results of Operation - Three months ended June 30, 1998 compared to
                       Three months ended June 30, 1997

Revenues for the second quarter of 1998 were $45.6 million compared to $41.4 million for the second quarter of 1997, an increase of 10%. This growth is the result of a 7% increase in the number of paramedical exams performed, and increases in revenues per unit of service.

The Company's cost of operations for the second quarter of 1998 totaled $31.8 million compared to $29.7 million for the second quarter of 1997. Cost of operations as a percentage of revenues, decreased from 71.8% for the second quarter of 1997 to 69.8% for the second quarter of 1998. This decrease is due to ongoing efforts to control branch operating expenses.

Selling, general and administrative expenses totaled $7.5 million and $7.7 million for the second quarters of 1998 and 1997, respectively, and as a percentage of revenue totaled 16.6% compared to 18.5%. As a percentage of revenues, the decrease is due to management's ongoing efforts to control corporate level expenses.

Accordingly, the Company's operating income improved to $6.2 million from $4.0 million and as a percentage of revenues, increased to 13.6% from 9.7% for the second quarter of 1998 compared to the second quarter of 1997.

The Company had no revolver borrowings as of June 30, 1998. Interest income increased to $.2 million due to higher levels of invested funds.

Net income and earnings per share for the second quarter of 1998 were $3.4 million or $.23 per share on a diluted basis versus $2.1 million or $0.15 per share for the second quarter of 1997. Weighted average diluted shares for the respective periods were 15,008,389 and 14,180,181.

                             HOOPER HOLMES, INC.
                   Management's Discussion and Analysis of
                 Financial Condition and Results of Operation

Results of Operation - Six months ended June 30, 1998 compared to
                       Six months ended June 30, 1997

Revenues for the six months ended June 30, 1998 were $91.7 million compared to $82.1 million for the six months ended June 30, 1997, an increase of 11.7%. This growth results from a 9% increase in the number of paramedical exams performed, and an increase in revenues per unit of service.

The Company's cost of operations for the six months ended June 30, 1998 totaled $63.4 million compared to $59.4 million for the six months ended June 30, 1997. Cost of operations as a percentage of revenues, decreased from 72.3% for the six months ended June 30, 1997 to 69.2% for the six months ended June 30, 1998. The decrease is due to ongoing efforts to control branch operating expenses.

Selling, general and administrative expenses totaled $16.1 million as compared to $15.8 million for the six months ended June 30, 1998 and 1997, respectively, and as a percentage of revenue totaled 17.6% compared to 19.2%. As a percentage of revenue, the decrease is due to ongoing efforts to closely monitor and control corporate level expenses.

Accordingly, the Company's operating income improved to $12.1 million from $7.0 million and as a percentage of revenues, increased to 13.2% from 8.5% for the six months ended June 30, 1998, and 1997, respectively.

The Company had no revolver borrowing as of June 30, 1998. Interest income increased to $.3 million due to higher levels of invested funds.

Net income and earnings per share for the six months ended June 30, 1998 were $6.6 million or $.44 per share, on a diluted basis, versus $3.6 million or $.26 per share for the six months ended June 30, 1997. Weighted average diluted shares for the respective periods were 14,875,437 and 14,045,299.

Financial Condition

The Company's primary sources of cash are internally generated funds and the Company's bank credit facility.

Net cash provided by operating activities for the six months ended June 30, 1998 was $9.3 million compared to $7.5 million for the six months ended July 30, 1997. The significant sources were net income of $6.6 million and $2.5 million of depreciation and amortization.

The Company has no borrowings against its $20 million revolver facility at June 30, 1998 and as of June 30, 1998, a total amount of $18.4 million is available under the revolver, $1.6 million committed to outstanding letters of credit.

The Company's current ratio at the end of June 1998 was 3.2:1, compared to 2.5:1 at December 31, 1997. Also, inflation has not, nor is it expected to have a material impact on the Company's financial results in 1998. There are no material commitments for capital expenditures. Year 2000 costs are not considered material.

Dividends declared in January and May 1998 were declared at $.015 per share. At its board meeting of July 28, 1998, the Company increased its quarterly dividend to $.02 per share.

Management believes that the combination of cash and cash equivalents, other working capital sources, and borrowings under the Company's credit facility, along with the anticipated cash flows from operations, will provide sufficient capital resources for the foreseeable future.

PART II - Other Information


Item 4:   Submission of Matters to a vote of Security Holders

At the Company's Annual Meeting of Shareholders on May 19, 1998, the shareholders elected James M. McNamee, Kenneth R. Rossano and G. Earle Wight to serve as directors until the 2001 Annual Meeting, and ratified the selection of KPMG Peat Marwick LLP to serve as the Company's auditors for 1998.

The chart below names each director nominated for election by the shareholders at the 1998 Annual Meeting, the number of votes cast for, against or withheld and the number of broker nonvotes with respect to each such person:


                                    Votes Cast              Broker
Nominee                  For         Against   Withheld    Nonvotes
-------               ---------------------------------    --------

James M. McNamee      12,806,009        -       13,260         0

Kenneth R. Rossano    12,803,051        -       16,218         0

G. Earle Wight        12,805,717        -       13,552         0


The name of each director whose term of office as a director continued after the annual meeting is as follows:

                  John E. Nolan
                  Elaine L. Rigolosi
                  Quentin J. Kennedy
                  Benjamin A. Currier

With respect to the ratification of KPMG Peat Marwick LLP as auditors, the number of votes cast was 12,797,455 For, 5,210 Against, 16,603 Abstained and 0 Broker Nonvotes.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Hooper Holmes, Inc.


Dated: August 11, 1998



                                   BY: /s/ James M. McNamee
                                       ----------------------------------------
                                       James M. McNamee
                                       Chairman, President and
                                       Chief Executive Officer



                                   BY: /s/ Fred Lash
                                       ----------------------------------------
                                       Fred Lash
                                       Senior Vice President
                                       Chief Financial Officer &
                                       Treasurer