Form 10-Q
period 1998-09-30
HOOPER HOLMES INC
filed 1998-11-13
CIK 741815

                                   FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1998

Commission File No. 1-9972

               Hooper Holmes, Inc.
               -------------------------------------------------------
                    (Exact name of registrant as specified in its charter)


New York                                      22-1659359
--------------------------------------        --------------------------------
(State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)               Identification Number)

170 Mt. Airy Rd., Basking Ridge, NJ           07920
---------------------------------------       --------------------------------
(Address of principal executive office)       (Zip Code)


Registrant's telephone number, including area code:  (908) 766-5000



                                     None
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               Yes        X         No
                  ---------------     --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                        Outstanding at September 30, 1998
----------------------------           ------------------------------------
Common stock, $.04 par value                       14,077,416

                      HOOPER HOLMES, INC. AND SUBSIDIARIES



                                     INDEX


                                                                 Page No.
                                                                 --------

PART I - Financial Information

     ITEM 1 - Financial Statements

               Consolidated Balance Sheets                           1
                   as of September 30, 1998 and
                   December 31, 1997

               Consolidated Statements of Operations                 2
                   for the Three and Nine Months Ended
                   September 30, 1998 and 1997

               Consolidated Statements of Cash Flows                 3
                   for the Nine Months Ended
                   September 30, 1998 and 1997

               Notes to Unaudited Financial Statements               4

     ITEM 2 - Management's Discussion and Analysis               5,6,7
                    of Financial Condition and Results
                    of Operations


PART II - Other Information

     ITEM 6 - Exhibits and Reports on Form 8-K

                    Exhibit 27                                       -

                               Hooper Holmes, Inc.
                           Consolidated Balance Sheets

                                                                09/30/98           12/31/97
                                                             --------------     --------------
                                                               (unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                               $  24,727,890      $  13,159,431
     Accounts receivable - trade                                18,635,982         18,011,490
     Accounts receivable - other                                   751,743            508,857
     Refundable taxes                                                7,408             23,535
     Other current assets                                        2,865,191          2,458,283
                                                             --------------     --------------
         Total current assets                                   46,988,214         34,161,596

Property, plant and equipment:
     Land and land improvements                                    591,213            591,213
     Building                                                    3,964,974          3,931,574
     Furniture, fixtures and equipment                          16,549,022         15,675,217
     Leasehold improvements                                        308,783            300,115
                                                             --------------     --------------
     Total property, plant and equipment                        21,413,992         20,498,119
     Less: Accumulated depreciation                             13,757,228         12,050,903
                                                             --------------     --------------
         Net property, plant and equipment                       7,656,764          8,447,216

Cost in excess of net assets of acquired companies, net         15,105,737         15,089,108
Intangible assets, net                                           6,509,293          7,647,711
Other assets                                                       434,737            595,486
                                                             ==============     ==============
         Total assets                                        $  76,694,745      $  65,941,117
                                                             ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                        $   5,983,414      $   5,577,158
     Accrued expenses:
         Insurance benefits                                      2,055,645          1,969,403
         Salaries, wages and fees                                2,175,662          1,935,277
         Payroll and other taxes                                   103,557            170,152
         Income taxes payable                                    2,040,658            610,487
         Discontinued operations                                   284,669            573,970
         Other                                                   1,740,354          2,944,248
                                                             --------------     --------------
         Total current liabilities                              14,383,959         13,780,695

Deferred income taxes                                            3,135,166          3,641,051

Common stock                                                       565,183            557,565
Additional paid-in capital                                      29,268,422         27,079,265
Retained earnings                                               30,314,655         20,901,043
                                                             --------------     --------------
                                                                60,148,260         48,537,873
     Less: Treasury stock                                          972,640             18,502
                                                             --------------     --------------
     Total stockholders' equity                                 59,175,620         48,519,371
                                                             --------------     --------------
         Total liabilities and stockholders' equity          $  76,694,745      $  65,941,117
                                                             ==============     ==============

    See accompanying notes to unaudited consolidated financial statements.

                               Hooper Holmes, Inc.
                      Consolidated Statements Of Operations
                                   (unaudited)


                                                                   Three months ended                  Nine months ended
                                                                      September 30,                      September 30,
                                                            -------------------------------    ---------------------------------
                                                                  1998            1997               1998              1997
                                                            --------------   --------------    ---------------   ---------------
Revenues                                                    $  45,382,706    $  40,701,044     $  137,062,695    $  122,813,646
Cost of operations                                             31,759,515       29,156,919         95,192,090        88,536,718
                                                            --------------   --------------    ---------------   ---------------
   Gross profit                                                13,623,191       11,544,126         41,870,605        34,276,928
Selling, general and administrative expenses                    7,223,987        7,236,692         23,348,308        22,990,829
                                                            --------------   --------------    ---------------   ---------------
   Operating income                                             6,399,204        4,307,434         18,522,297        11,286,099
Other income (expense)
   Interest expense                                                     0          (26,986)                 0          (147,724)
   Interest income                                                205,890           80,464            522,278           149,723
   Other                                                          (47,828)          25,299           (142,668)          121,325
                                                            --------------   --------------    ---------------   ---------------
                                                                  158,062           78,777            379,610           123,324
                                                            --------------   --------------    ---------------   ---------------
   Income before income taxes                                   6,557,266        4,386,210         18,901,907        11,409,423
Income taxes                                                    3,019,000        2,106,000          8,785,000         5,490,000
                                                            --------------   --------------    ---------------   ---------------
Net income                                                  $   3,538,266    $   2,280,210     $   10,116,907    $    5,919,423
                                                            ==============   ==============    ===============   ===============

Net income per common share:
   Basic                                                             0.25             0.16               0.72              0.43
   Diluted                                                  $        0.24    $        0.16     $         0.68    $         0.42
                                                            ==============   ==============    ===============   ===============
Weighted average number of shares: (1)
   Basic                                                       14,098,614       13,830,887         14,047,981        13,719,870
   Diluted                                                     14,923,826       14,445,656         14,891,567        14,180,962
                                                            ==============   ==============    ===============   ===============


(1) Adjusted to reflect a two for one stock split effective August 22, 1997.


See accompanying notes to unaudited consolidated financial statements.

                               Hooper Holmes, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                  Nine months ended September 30,
                                                                 ---------------------------------
                                                                       1998             1997
                                                                 --------------     --------------
Cash flows from operating activities:
   Net income                                                    $  10,116,907      $   5,919,423
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                  3,697,390          3,767,620
      Provision for bad debt expense                                   360,000            360,000
      Deferred tax benefit                                            (505,885)          (505,885)
      Issuance of stock awards                                          38,250                  0
      Loss on sale of fixed assets                                      44,924             53,974
   Change in assets and liabilities:
      Accounts receivable                                           (1,227,378)        (2,407,252)
      Other current assets                                            (243,227)          (664,591)
      Income tax receivable                                             16,127          1,036,992
      Accounts payable and accrued expenses                          1,511,263          3,218,196
                                                                 --------------     --------------
   Net cash provided by operating activities                        13,808,371         10,778,477
                                                                 --------------     --------------

Cash flows from investing activities:
   Acquisitions                                                       (765,747)                 0
   Capital expenditures                                             (1,067,257)          (574,962)
                                                                 --------------     --------------
   Net cash used in investing activities                            (1,833,004)          (574,962)
                                                                 --------------     --------------

Cash flows from financing activities:
   Principal payments on long term debt                                      0         (5,030,000)
   Proceeds from employee stock purchase plan                          324,248             23,301
   Proceeds related to the exercise of stock options                   926,277          1,521,677
   Treasury stock acquired                                            (954,138)                 0
   Dividends paid                                                     (703,295)          (480,967)
                                                                 --------------     --------------
   Net cash used in financing activities                              (406,908)        (3,965,989)
                                                                 --------------     --------------

Net increase in cash and cash equivalents                           11,568,459          6,237,526
Cash and cash equivalents at beginning of year                      13,159,431          2,936,447
                                                                 --------------     --------------
Cash and cash equivalents at end of period                       $  24,727,890      $   9,173,973
                                                                 ==============     ==============


   See accompanying notes to unaudited consolidated financial statements.

                              HOOPER HOLMES, INC.

             Notes to Unaudited Consolidated Financial Statements
                               September 30, 1998

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

The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

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

                              HOOPER HOLMES, INC.
                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

Results of Operation -  Three months ended September 30, 1998 compared to
                        Three months ended September 30, 1997

Revenues for the third quarter of 1998 were $45.4 million compared to $40.7
million for the third quarter of  1997, an increase of 12%.   This growth is the
result of a 7% increase in the number of paramedical exams performed, and increases in revenues per unit of service.

The Company's cost of operations for the third quarter of 1998 totaled $31.8 million compared to $29.2 million for the third quarter of 1997. Cost of operations as a percentage of revenues, decreased from 71.6% for the third quarter of 1997 to 70.0% for the third quarter of 1998. This decrease is due to ongoing efforts to control branch operating expenses.

Selling, general and administrative expenses totaled $7.2 million for the third quarters of 1998 and 1997, and as a percentage of revenue totaled 15.9% compared to 17.8%, respectively. As a percentage of revenues, the decrease is due to management's ongoing efforts to control corporate level expenses.

Accordingly, the Company's operating income improved to $6.4 million from $4.3 million and as a percentage of revenues, increased to 14.1% from 10.6% for the third quarter of 1998 compared to the third quarter of 1997.

The Company had no revolver borrowings as of September 30, 1998. Interest income increased to $.2 million due to higher levels of invested funds.

Net income and earnings per share for the third quarter of 1998 were $3.5 million or $.24 per share on a diluted basis versus $2.2 million or $0.16 per share for the third quarter of 1997. Weighted average diluted shares for the respective periods were 14,923,826 and 14,445,656.

                              HOOPER HOLMES, INC.
                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

Results of Operation - Nine months ended September 30, 1998 compared to
                       Nine months ended September 30, 1997

Revenues for the nine months ended September 30, 1998 were $137.0 million compared to $122.8 million for the nine months ended September 30, 1997, an
increase of 11.6%.   This growth results from a 9% increase in the number of
paramedical exams performed, and an increase in revenues per unit of service, along with modest price increases.

The Company's cost of operations for the nine months ended September 30, 1998 totaled $95.2 million compared to $88.5 million for the nine months ended
September 30, 1997.   Cost of operations as a percentage of revenues, decreased
from 72.1% for the nine months ended September 30, 1997 to 69.5% for the nine months ended September 30, 1998. The decrease is due to ongoing efforts to control branch operating expenses.

Selling, general and administrative expenses totaled $23.3 million as compared to $23.0 million for the nine months ended September 30, 1998 and 1997, respectively, and as a percentage of revenue totaled 17.0% compared to 18.7%. As a percentage of revenue, the decrease is due to ongoing efforts to closely monitor and control corporate level expenses.

Accordingly, the Company's operating income improved to $18.5 million from $11.3 million and as a percentage of revenues, increased to 13.5% from 9.2% for the nine months ended September 30, 1998, and 1997, respectively.

The Company had no revolver borrowing as of September 30, 1998. Interest income increased to $.5 million due to higher levels of invested funds.

Net income and earnings per share for the nine months ended September 30, 1998 were $10.1 million or $.68 per share, on a diluted basis, versus $5.9 million or $.42 per share for the nine months ended September 30, 1997. Weighted average diluted shares for the respective periods were 14,891,567 and 14,180,962.

Financial Condition

The Company's primary sources of cash are internally generated funds and the Company's bank credit facility.

Net cash provided by operating activities for the nine months ended September 30, 1998 was $13.8 million compared to $10.8 million for the nine months ended September 30, 1997. The significant sources were net income of $10.1 million and $3.7 million of depreciation and amortization.

The Company has no borrowings against its $20 million revolver facility at September 30, 1998 and as of September 30, 1998, a total amount of $18.4 million is available under the revolver, $1.6 million committed to outstanding letters of credit.

The Company's current ratio at the end of September 1998 was 3.3:1, compared to 2.5:1 at December 31, 1997. Also, inflation has not, nor is it expected to have a material impact on the Company's financial results in 1998. There are no material commitments for capital expenditures.

Dividends declared in January and May 1998 were declared at $.015 per share, and July 1998 at $.02 per share.

Management believes that the combination of cash and cash equivalents, other working capital sources, and borrowings under the Company's credit facility, along with the anticipated cash flows from operations, will provide sufficient capital resources for the foreseeable future.

The Company recognizes the need to insure that its operations and relationships with its customers, suppliers and other third parties will not be adversely impacted by the Year 2000 software issue. In January 1997, the Company formed a "Year 2000" compliance committee. The committee has been charged with identifying all information and non-information technology systems that could be affected by the Year 2000 issue, and has concluded this issue will not have a material effect on the Company.

The Company has developed a phased program to address its Year 2000 issues. The first phase consisted of identifying the company's IT Systems and Non-IT Systems, and identifying suppliers and customers who operations could impact those of the Company. Phase one was completed on schedule. The second phase consists of determining whether those systems are Year 2000 compliant, based on certifications received from suppliers and vendors, and on management's assessment of its internal systems. Many of the Company's critical suppliers and vendors have indicated that they already are or will be Year 2000 compliant during 1999, and management has therefore determined there is no need for a contingency plan. The second phase is expected to be completed in the fourth quarter 1998. Phase three, is already underway, and consists of remediating non-compliant systems and the Company expects to complete this phase by early 1999. Year 2000 costs are not expected to exceed one quarter of a million dollars.

The Company has attempted to identify all of its Year 2000 problem areas, and has communicated, and will continue to communicate with its suppliers, customers, and other parties. Management believes that it is taking adequate steps to insure that its systems will be Year 2000 compliant. We do not foresee a situation where our results of operations or financial condition could be impacted, but that remains a possibility.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Hooper Holmes, Inc.


Dated: November 13, 1998



                                  BY:  /s/ James M. McNamee
                                       -----------------------------------
                                       James M. McNamee
                                       Chairman, President and
                                       Chief Executive Officer



                                  BY:  /s/ Fred Lash
                                       -----------------------------------
                                       Fred Lash
                                       Senior Vice President
                                       Chief Financial Officer &
                                       Treasurer