Form 10-K
period 1998-12-31
HOOPER HOLMES INC
filed 1999-03-31
CIK 741815

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1998.

                         Commission file number: 1-9972

                              HOOPER HOLMES, INC.
             (Exact name of Registrant as specified in its charter)

                New York                                    22-1659359
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

           170 Mt. Airy Road
           Basking Ridge, NJ                                 07920
(Address of principal executive offices)                   (Zip Code)

                            Area Code (908) 766-5000
              (Registrant's telephone number, including area code)


         Securities registered pursuant to Section 12(b) of the Act:

--------------------------------------------------------------------------------
                                                Name of Each Exchange
         Title of Each Class                    on Which Registered
Common Stock ($.04 par value)                  American Stock Exchange

--------------------------------------------------------------------------------
                             ----------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes [x] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendments to this Form 10-K.    [_]

     As of February 12, 1999, there were 28,314,182 shares of Common Stock outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on the closing price of these shares on the American Stock Exchange, was $339,232,391 based on 26,606,462 shares. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

     Certain information contained in the Company's 1998 Annual Report to Shareholders and its Proxy Statement in connection with its 1999 Annual Meeting of Shareholders is incorporated by reference into Parts I, II and III of this Form 10-K.

                                    FORM 10K
                                    --------
                                     PART 1
                                     ------

ITEM 1.  Business
-------

General

        The Company was founded in 1899 to provide business information reports to the insurance industry. During its first 70 years, the Company established a nationwide network of branch offices through which it successfully developed relationships with most of the leading insurance companies in the United States. In the early 1970's, to meet the increasingly sophisticated needs of its insurance industry clients, the Company began using nurses and other skilled professionals to provide physical examinations and health profiles for persons applying for life and health insurance. By the early 1980's, the Company had developed an extensive branch office network and had gained experience in providing health-related services. These factors, coupled with favorable demographic and health care cost containment trends, led the Company to expand into the health care field by providing home health care services to individuals, and nurses and other personnel for supplemental staffing to health care facilities. To focus on its growing health information examination services and health care operations, the Company sold most of its original business information operation in 1988, sold its direct marketing services business in 1992, and sold the majority of its facilities for servicing medically fragile children in 1994. In 1995, the Company sold its Nurse's House Call home healthcare segment and, as part of that transaction, acquired a major competitor in the health information segment, American Service Bureau, Inc., d/b/a ASB Meditest ("ASB Meditest") of Framingham, Mass. In 1998, the Company acquired a majority interest in Heritage Labs International, LLC.

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

        The Company's commitment to automation has placed it in the position of being the leading nationwide automated provider of health information services. Development of electronic exam technology via laptops has led to the introduction of our "Teledex" automated exam and application services. These services have been widely accepted as a solution to many clients' needs for accurate and timely health information. The formation in 1996 and 1997 of partnerships with new clients which utilize direct response to sell policies, exemplify the result of our investment in technology in the past three years. As more insurance is being sold to applicants through direct response, where there is no agent to gather the pertinent underwriting information, the need for "Teledex" becomes more critical. Consequently, the value of our direct contact services to assess risk classification increases in this agentless environment, thereby increasing the demand. It is management's objective to expand the Company's capabilities to provide additional database services to the insurance industry as it faces new challenges in its changing market.

        Over the past several years, the Company's health information services have grown through internal development of branch offices and acquisitions of strategically located similar businesses. The acquisition of ASB Meditest in 1995 and Heritage Labs in 1998, underscored management's intention to continue to expand its health information services business through internal growth and strategic acquisitions.

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

        The Company believes that it is well positioned to capitalize on these trends for several reasons. The Company's network of highly automated branch offices enables it to provide services nationwide in all urban and rural locations. On-site branch office management is accountable for local operations which enhances the Company's ability to establish and maintain relationships with local insurance agents. The 1993 acquisition of Lifedata Medical Services, Inc., a company with a large number of rural examiners, enhanced this long term objective. The 1995 acquisition of ASB Meditest added additional locations rounding our total nationwide to over 200. Also, the Company is committed to providing superior quality service and has established and implemented a strict set of quality assurance standards. Because the Company owns most of its branch offices and does not rely on franchisees to provide medical and paramedical examinations, it is able to maintain consistent enforcement of these Company-wide standards. Finally, the Company provides accurate and complete examination results to insurance clients, in most cases within three to five days of receiving the initial request for an examination. The Company's ability to process examinations rapidly is due, in part, to the proximity of its branch offices to the homes and workplaces of insurance applicants, ongoing improvements in data processing and management information systems, and the use of medically trained personnel who promptly evaluate insurance applicants and efficiently process examination results. The Company has increased resources in its quality assurance review system to make the quality of its health information services among the best in the life and health insurance industry.


        Services

        Portamedic(R) -- Medical and Paramedical Examinations

        Management believes that the Company is the leader of the five largest national providers of medical and paramedical examinations for applicants seeking insurance coverage from life and health insurers. Examinations are provided nationwide under the Portamedic trade name through over 200 branch locations in 50 states. During 1998, the Company performed over 2.5 million paramedical examinations, covering all 50 states, Guam and Puerto Rico.

        Each branch office is staffed with a branch manager, who is responsible for local business development and general oversight of the local health information operation, and a support staff responsible for coordinating examination and reporting procedures. Each branch office typically uses full-time and part-time employees, and contract personnel to perform examinations, including registered nurses, licensed practical nurses, physicians, and medical and paramedical technicians. The Company's examiners provide examinations at the request of insurance agents at times and locations convenient to applicants, including the applicants' home or place of business. Each office is automated via a computer network using Novell networking software. The application software is written and maintained by in-house personnel. The Company has 14 "contract affiliates" from the acquisition of ASB Meditest, which the Company feels complements its own branch network in many geographical areas.

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


        Infolink(TM) Services Group

        Under the Infolink name, the Company offers comprehensive life and health inspection reports and Attending Physician Statements to its insurance clients. During 1998, the Company provided over 303,000 Infolink reports, a decrease from 1997. This volume decrease was due to the Company selectively eliminating marginally profitable business. The ASB Meditest acquisition provided a substantial complementary operation in Chicago and we have focused new product development in this Chicago office. These reports, available in varying degrees of detail pursuant to a client's request, assist insurance underwriters in developing a more comprehensive profile of an insurance applicant. A life and health inspection report includes information relating to an insurance applicant's lifestyle, employment history and financial status. A member of the branch office staff prepares the Infolink report primarily based upon telephone interviews with the applicant, his or her employer, his or her business and personal associates, and electronically transmits the report to the insurance underwriter. An Attending Physician Statement provides details of an applicant's medical history and is obtained, with the insurance applicant's consent, from notes and records maintained by the physician responsible for administering treatment. Our new Teledex service offers sophisticated electronically produced exams to our clients and was developed for what we see as a natural fit with the trends for "smart underwriting" (electronic) now emerging within the life and health insurance industry. Management expects that Infolink reports will become increasingly important to insurance underwriters as insurance companies continue to tighten underwriting standards.

        The Company is a leader in applying technology to facilitate the gathering and distribution of health information to the life and health industry. In 1995, the Company developed an automated pen-based laptop computer that permits the immediate input of data into the Company's computer network by examiners at the examination site. This same technology was utilized in the development of our Teledex services which we feel will both replace and enhance the laptop technology initiated by the Company. Management intends to continue to integrate computer technology into its health information services business to provide additional data needed by insurance companies to make underwriting decisions. In 1995, we added the ability to complete and transmit ECG's in the same fashion.

        From time to time, the Company performs other services such as wellness health screening for corporations and other organizations outside of the insurance industry. These other services presently do not constitute a significant portion of the Company's health information business.

        Total Company revenues follow:

                            -- 1998 --                        --1997 --
                                     % of                               % of
                      Amount    Total Revenues          Amount    Total Revenue
                      ------    --------------          ------    -------------
Portamedic            $170.7             92.2%          $150.9            91.2%
Infolink                14.5              7.8%            14.5             8.8%
                      ------         ---------          ------        ---------
                      $185.2            100.0%          $165.4           100.0%

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

        In 1995 the Company developed the ability to monitor all health services via an automated statistical quality control program. As a result of this advanced capability, it has greater control over the quality of services performed and as a result, 1996, 1997 and 1998 were years of unequaled quality performance. At present, the Company is initiating an even more precise quality assurance system geared towards an enhanced statistical system. At the branch office level, local management is accountable for maintaining quality controls. In each branch office, examiners are reviewed for proper examination procedures and reporting requirements. Quality assurance specialists monitor examiners' performances through detailed analyses of examinations, provide examiners with periodic evaluations and conduct regular audits of branch office quality controls to assist examiners and branch managers in continually improving the quality of services performed.

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

Marketing and Sales

        The Company markets Portamedic and Infolink health information services on a national level through seven full-time sales representatives who call on senior underwriting executives at the home offices of insurance companies. The Company serves approximately 900 active life and health underwriting clients, including their extensive network of agency, district, and brokerage offices. National sales representatives promote the Company's consistently high quality of service and rapid response time to examination requests and are responsible for maintaining the Company's position on each insurance company's approved list of examination providers. The Company regularly attends and occasionally sponsors client conferences to provide national sales representatives with opportunities to further develop key relationships. In 1996, the Company launched its Healthdex services which provide a variety of services to the wellness and pharmaceutical sectors outside our core markets. We began new initiatives in this product line, which we felt would have a substantial impact on our new service offerings. This initiative has been slow in realizing meaningful revenues, but the company still expects a significant contribution in future periods.

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

        The industry consists of five major competitors. One of the competitors was part of a spin-off in 1997 and then sold by the new company to a home healthcare company providing pediatric homecare services.

        Management believes that the Company is the leader of five firms operating nationally to provide health information services to insurance companies. A large, though decreasing number of regional and local firms also offer these services. In management's opinion, the principal competitive factors in the health information services market are speed of response, delivery of complete and accurate information, and price. Most recently, technological capabilities have taken the forefront in our clients needs. The Company, through its nationwide branch office network and highly qualified examiners, provides accurate and reliable health information reports at competitive prices to its insurance clients promptly, and generally within three to five days of receiving a request for an examination.

Personnel

        At December 31, 1998, the Company employed approximately 1091 full-time and 647 part-time employees, none of whom is represented by a collective bargaining agreement. The Company also contracts with over 8,700 medically trained examiners. The Company's ability to recruit skilled personnel is essential to its continued growth and success. Management attributes the Company's success in recruiting skilled personnel in its health information business to the flexible work schedules and varied work assignments it offers to its examiners. Management believes that these factors will enable the Company to continue to attract and retain qualified personnel.

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

ITEM 2.  Properties

        The Company owns a five-building complex located at 170 Mt. Airy Road, Basking Ridge, New Jersey. Of approximately 53,000 total square feet of office space, the Company maintains its operations in approximately 42,000 square feet and the balance is leased or available for lease to several tenants. Management believes that this arrangement provides for the Company's foreseeable expansion needs.

        The Company leases its branch offices under a number of operating leases with varying terms and expirations. See Note 7 to the Company's Consolidated Financial Statements.

ITEM 3.  Legal Proceedings

        Information contained in Note 8 to the Company's consolidated financial statements contained in the annual report to shareholders is incorporated herein by reference.

ITEM 4.  Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

        The common equity and related shareholder information presented under the caption "Quarterly Common Stock Price Ranges and Dividends" and "Shareholder Information -- Stock Listing" is incorporated by reference from the Company's 1998 Annual Report to Shareholders which is Exhibit 13 to this report. As of February 12, 1999, there were 850 shareholders of record.


ITEM 6. Selected Financial Data

        The financial data included under the caption "Selected Financial Data" is incorporated by reference from the Company's 1998 Annual Report to Shareholders which is Exhibit 13 to this report.

ITEM 7. Management Discussion and Analysis of Financial Condition and Results of Operations

        The discussion included under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations", which is incorporated by reference to the Company's 1998 Annual Report to Shareholders which is Exhibit 13 to this report.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

        None

ITEM 8. Financial Statements and Supplementary Data

        Financial statements and supplementary data are included in the Company's 1998 Annual Report to Shareholders which is Exhibit 13 to this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None


                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     Information contained under the captions "Nominees for Directors", "Directors Continuing in Office" and "Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 1999 is incorporated herein by reference.

ITEM 11.  Executive Compensation

        Information contained under the captions "Compensation of Executive Officers," "Compensation of

Directors", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Report of the Executive Compensation Committee" and "Employment Contracts and Change-in-Control Arrangements" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 1999 is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

        Information contained under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of shareholders to be held on May 25, 1999 is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

        Information contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 1999 is incorporated herein by reference.


                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)     (1)     The following financial statements and independent
                        auditors' report are included in the
                        Registrant's 1998 Annual Report to Shareholders.
                        Independent Auditors' Report
                        Consolidated Balance Sheets --
                                December 31, 1998 and 1997
                        Consolidated Statements of Income --
                                Years ended December 31, 1998, 1997 and 1996
                        Consolidated Statements of Stockholders' Equity --
                                Years ended December 31, 1998, 1997 and 1996
                        Consolidated Statements of Cash Flows --
                                Years ended December 31, 1998, 1997 and 1996
                        Notes to Consolidated Financial Statements

                (2) Schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

                (3)     Exhibits included herein

                                                EXHIBIT                                 PAGE
                        3.1     Restated Certificate of Incorporation of                 --
                                Hooper Holmes, Inc., as amended (1)
                        3.2     Certificate of Amendment of the Certificate of
                                Incorporation of Hooper Holmes, Inc.
                        3.3     Bylaws of Hooper Holmes, Inc., as amended (2)            --
                        4.1     Amended and Restated Rights Plan Agreement               --
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

                                                EXHIBIT                                 PAGE
                        10.1    Amended Employee Retention Agreement by and between      --
                                Hooper Holmes, Inc., and James M. McNamee (4)
                        10.2    Form of Indemnification Agreement (5)                    --
                        10.3    Hooper Holmes, Inc. Nonqualified Stock                   --
                                Option Plan (6)
                        10.4    First Amendment to Hooper Holmes, Inc.                   --
                                Nonqualified Stock Option Plan (7)
                        10.5    Hooper Holmes, Inc. 1992 Stock Option Plan               --
                                as amended (8)
                        10.6    Employee Stock Purchase Plan (1993) of Hooper            --
                                Holmes, Inc. (9)
                        10.7    Hooper Holmes, Inc. 1994 Stock Option Plan (10)          --
                        10.8    Credit Agreement between Hooper Holmes, Inc.             --
                                and First Union National Bank. (11)
                        10.9    CEO Stock Option Agreement (12)                          --
                        10.10   1997 Stock Option Plan (13)                              --
                        10.11   1997 Director Option Plan  (14)                          --
                        10.12   Employee Retention Agreement by and between Hooper       --
                                Holmes, Inc. and Executive Officers of Hooper Holmes, Inc. (15)
                        13      Annual Report to security holders
                        21      Subsidiaries of Hooper Holmes, Inc.   (none)
                        23      Consent of KPMG LLP
                        24      Power of attorney
                        27      Financial Data Schedule
---------------------
                (4)     Incorporated by reference to Exhibit 10.3 of the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended December 31, 1990.
                (5)     Incorporated by reference to Exhibit 10.4 of the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended December 31, 1990.
                (6)     Incorporated by reference to Exhibit 10.5 of the
                        Company's Annual Report on Form 10-K or the fiscal
                        quarter ended December 31, 1990.
                (7)     Incorporated by reference to Exhibit 10.9 of the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended December 31, 1992.
                (8)     Incorporated by reference to Exhibit 10.11 of the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended December 31, 1992.
                (9)     Incorporated by reference to Exhibit 10.12 of the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended December 31, 1993.
                (10)    Incorporated by reference to Exhibit 10.16 of the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended December 31, 1994.
                (11)    Incorporated by reference to Exhibit 10.10 of the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended December 31, 1996.
                (12)    Incorporated by reference to Attachment to the Company's
                        Proxy Statement for the Annual Meeting of Shareholders
                        held on May 27, 1997.
                (13)    Incorporated by reference to Exhibit 10.10 of the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended December 31, 1997.
                (14)    Incorporated by reference to Exhibit 10.11 of Company's
                        Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1997.
                (15)    Incorporated by reference to Exhibit 10.14 of the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended December 31, 1996.

                        Reports on Form 8-K
                        No report on Form 8-K has been filed during the fourth quarter of 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HOOPER HOLMES, INC.
                                 (Registrant)

                                                        /s/ James M. McNamee
                                                        ---------------------
                                                        By:  James M. McNamee
                                                             President & CEO



                                                        Date:   March 30,1999
                                                             -----------------
        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ James M. McNamee                                 Date:    March 30, 1999
________________________________________________          ----------------------
  James M. McNamee      Director
                        President & CEO

                                                     Date:    March 30, 1999
________________________________________________          ---------------------
*Benjamin A. Currier    Director

                                                     Date:    March 30, 1999
________________________________________________          ---------------------
*Quentin J. Kennedy     Director

                                                     Date:    March 30 ,1999
________________________________________________          ---------------------
*Kenneth R. Rossano     Director

                                                     Date:    March 30, 1999
________________________________________________          --------------------
 Elaine Rigolosi        Director

                                                     Date:    March 30, 1999
________________________________________________          ---------------------
*John E. Nolan          Director

                                                     Date:    March 30, 1999
________________________________________________          ---------------------
*G. Earle Wight         Director

/s/ Fred Lash                                        Date:    March 30, 1990
________________________________________________          ---------------------
  Fred Lash             Senior V.P., Treasurer
                        and Chief Financial
                        and Accounting Officer

*James M. McNamee, by signing his name hereto, does hereby sign this report for the persons before whose printed name an asterisk appears, pursuant to the power of attorney duly executed by such person and filed as Exhibit 24 hereto with the Securities and Exchange Commission.

                                                      /s/ James M. McNamee
                                                  -----------------------------
                                                  James M. McNamee