Form 10-Q
period 1999-03-31
HOOPER HOLMES INC
filed 1999-05-13
CIK 741815

                                   FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999

Commission File No. 1-9972

                              Hooper Holmes, Inc.
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)


New York                                      22-1659359
---------------------------------------       ---------------------------
(State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)                Identification Number)

170 Mt. Airy Rd., Basking Ridge, NJ           07920
---------------------------------------       ---------------------------
(Address of principal executive office)       (Zip Code)


Registrant's telephone number, including area code: (908) 766-5000


                                     None
-------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               Yes  X     No______
                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        Class                           Outstanding at March 31, 1999
--------------------------------        ----------------------------------
Common stock, $.04 par value                        28,547,282

                     HOOPER HOLMES, INC. AND SUBSIDIARIES


                                     INDEX


                                                              Page No.
                                                              --------

PART I - Financial Information

     ITEM 1 - Financial Statements

          Consolidated Balance Sheets                             1
            as of March 31, 1999 and
            December 31, 1998

          Consolidated Statements of Income                       2
            for the Three Months Ended
            March 31, 1999 and 1998

          Consolidated Statements of Cash Flows                   3
            for the Three Months Ended
            March 31, 1999 and 1998

          Notes to Financial Statements                           4


     ITEM 2 - Management's Discussion and Analysis              5,6,7
                of Financial Condition and Results
                of Operations


PART II - Other Information

     ITEM 6 - Exhibits and Reports on Form 8-K

          Exhibit 27

                              HOOPER HOLMES, INC.
                          Consolidated Balance Sheets

                                                                                   03/31/99                12/31/98
                                                                               --------------           --------------
                                                                                 (unaudited)               (audited)
ASSETS
Current Assets:
     Cash and cash equivalents                                                 $   30,762,678           $   29,752,361
     Accounts receivable - trade                                                   24,566,061               18,145,856
     Other current assets                                                           5,569,498                5,396,202
                                                                               --------------           --------------
         Total current assets                                                      60,898,237               53,294,419

Property, plant and equipment:
     Land and land improvements                                                       591,213                  591,213
     Building                                                                       4,236,358                4,236,358
     Furniture, fixtures and equipment                                             17,952,514               17,345,109
     Leasehold improvements                                                           315,478                  314,545
                                                                               --------------           --------------
     Total property, plant and equipment                                           23,095,563               22,487,225
     Less: Accumulated depreciation                                                14,621,821               14,166,163
                                                                               --------------           --------------
         Net property, plant and equipment                                          8,473,742                8,321,062

Cost in excess of net assets of acquired companies, net                            16,229,548               16,398,245
Intangible assets, net                                                              6,409,911                6,728,112
Other assets                                                                          411,365                  274,547
                                                                               --------------           --------------
         Total assets                                                          $   92,422,803           $   85,016,385
                                                                               ==============           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable                                                              $      450,000           $      450,000
     Accounts payable                                                               7,970,144                6,606,518
     Accrued expenses:
         Insurance benefits                                                         1,623,655                1,662,747
         Salaries, wages and fees                                                     844,211                2,356,582
         Payroll and other taxes                                                      286,710                  204,893
         Income taxes payable                                                       5,243,640                3,315,758
         Discontinued operations                                                    2,656,579                2,845,007
         Other                                                                      1,570,607                2,377,001
                                                                               --------------           --------------
         Total current liabilities                                                 20,645,546               19,818,506

Deferred income taxes                                                               2,349,858                2,518,487
Minority interest                                                                     345,194                  385,441

Stockholders' equity:
     Common stock, par value $.04 per share; authorized 80,000,000 shares
         issued 28,651,614 in 1999, and 28,379,964 in 1998                          1,146,265                1,135,198
     Additional paid-in capital                                                    31,895,405               29,515,099
     Retained earnings                                                             37,013,175               32,616,294
                                                                               --------------           --------------
                                                                                   70,054,845               63,266,591
     Less: Treasury stock at cost, 104,332 shares in 1999 and 1998                    972,640                  972,640
                                                                               --------------           --------------
     Total stockholders' equity                                                    69,082,205               62,293,951
                                                                               --------------           --------------
         Total liabilities and stockholders' equity                            $   92,422,803           $   85,016,385
                                                                               ==============           ==============

  See accompanying notes to unaudited consolidated financial statements.

                              HOOPER HOLMES, INC.
                       Consolidated Statements Of Income
                                  (unaudited)

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                     ---------------------------------------
                                                           1999                   1998
                                                     ---------------         ---------------
Revenues                                             $   52,939,420          $   46,111,306
Cost of operations                                       35,890,332              31,613,838
                                                     ---------------         ---------------
    Gross profit                                         17,049,088              14,497,468
Selling, general and administrative expenses              8,570,415               8,578,592
                                                     ---------------         ---------------
    Operating income                                      8,478,673               5,918,876
Other income (expense)
    Interest expense                                         (9,528)                      0
    Interest income                                         205,477                 129,538
    Other                                                     3,186                 (38,353)
                                                     ---------------         ---------------
                                                            199,135                  91,185
                                                     ---------------         ---------------
Income before income taxes                                8,677,808               6,010,061
Income taxes                                              3,927,000               2,821,000
                                                     ---------------         ---------------
Net income                                           $    4,750,808          $    3,189,061
                                                     ===============         ===============

Net income per common share:
    Basic                                                      0.17                    0.11
    Diluted                                          $         0.16          $         0.11
                                                     ===============         ===============
Weighted average number of shares: (1)
    Basic                                                28,391,733              27,925,210
    Diluted                                              30,284,656              29,502,824
                                                     ===============         ===============

(1) Adjusted to reflect a two for one stock split effective January 8, 1999.


See accompanying notes to unaudited consolidated financial statements.

                              HOOPER HOLMES, INC.
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------------------
                                                                  1999                     1998
                                                            ---------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                    $  4,750,808           $    3,189,061
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                   1,074,967                1,237,268
  Provision for bad debt expense                                          0                  120,000
  Minority interest                                                 (40,247)                       0
  Deferred tax benefit                                             (168,629)                (168,628)
  Issuance of stock awards                                           64,050                        0
  Loss on sale of fixed assets                                            0                    3,016
 Change in assets and liabilities:
  Accounts receivable                                            (6,420,205)              (2,858,251)
  Other current assets                                             (275,114)                (169,266)
  Accounts payable and accrued expenses                           2,289,041                3,948,792
                                                               -------------          ---------------
 Net cash provided by operating activities                        1,274,671                5,301,992
                                                               -------------          ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Business acquisition, net of cash acquired                        (177,792)                       0
 Capital expenditures                                              (597,958)                (345,764)
                                                               -------------          ---------------
 Net cash used in investing activities                             (775,750)                (345,764)
                                                               -------------          ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of long term debt                                         100,000                        0
 Principal payments on long term debt                              (100,000)                       0
 Proceeds related to the exercise of stock options                  865,323                  304,480
 Dividends paid                                                    (353,927)                (209,303)
                                                               -------------          ---------------
 Net cash provided by financing activities                          511,396                   95,177
                                                               -------------          ---------------

Net increase in cash and cash equivalents                         1,010,317                5,051,405
Cash and cash equivalents at beginning of year                   29,752,361               13,159,431
                                                               -------------          ---------------
Cash and cash equivalents at end of period                     $ 30,762,678           $   18,210,836
                                                               =============          ===============


    See accompanying notes to unaudited consolidated financial statements.

                              HOOPER HOLMES, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999


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

The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.


NOTE 2:  EARNINGS PER COMMON SHARE

"Basic" net inome per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options were exercised. All appropriate share and per share amounts have been restated for the January 8, 1999 stock split.


NOTE 3:  CAPITAL STOCK

The Company declared a two for one stock split effective January 8, 1999.

The net tax benefit derived from the exercise of stock options was $1.5 million. Options exercised during the first quarter 1999 were 271,650 shares.

                              HOOPER HOLMES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION - THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO
                       THREE MONTHS ENDED MARCH 31, 1998

Revenues for the first quarter of 1999 were $52.9 million compared to $46.1 million for the first quarter of 1998, an increase of 14.8%. This growth results from an increase in the number of examinations performed and increases in services performed per exam.

The Company's cost of operations for the first quarter of 1999 totaled $35.9 million compared to $31.6 million for the first quarter of 1998. Cost of operations as a percentage of revenues, decreased from 68.6% for the first quarter of 1998 to 67.8% for the first quarter of 1999. This percentage decrease is due to ongoing efforts to control branch operating expenses despite significant revenue growth.

Selling, general and administrative expenses totaled $8.6 million for the first quarters of 1999 and 1998, respectively, and as a percentage of revenue totaled 16.2% compared to 18.6%. As a percentage of revenues, the decrease is due to ongoing efforts to control corporate level expenses.

Accordingly, the Company's operating income improved to $8.5 million from $5.9 million and as a percentage of revenues, increased to 16.0% from 12.8% for the first quarter of 1999 compared to the first quarter of 1998.

The effective tax rate was 45% and 47% for the quarters ended March 31, 1999 and 1998, respectively. The decrease is the result of increased profitability which lessened the impact of non-tax deductible goodwill amortization. Interest income increased to $.2 million, due to higher levels of invested funds.

Net income and earnings per share for the first quarter of 1999 were $4.8 million or $.16 per diluted share versus $3.2 million or $.11 per diluted share for the first quarter of 1998. Average diluted shares for the respective periods were 30,284,656 and 29,502,824.

FINANCIAL CONDITION

The Company's primary sources of cash are internally generated funds and the Company's bank credit facility.

Net cash provided by operating activities for the first quarter of 1999 was $1.3 million compared to $5.3 million for the first quarter of 1998. The significant sources were net income of $4.8 million, $1.1 million of depreciation and amortization, $2.2 million increase in accounts payable and accrued expenses, and was offset by a $6.4 million increase in accounts receivable.

Accounts Receivable increased $6.4 million during the first quarter 1999, compared to year end 1998, and is primarily due to revenue growth of $5.0 million during the first quarter 1999, compared to the fourth quarter 1998. Days Sales Outstanding (DSO) was 47 days at the end of the first quarter 1999 and 1998.

The Company had no borrowings against its revolver credit facility at March 31, 1999. As of March 31, 1999, a total credit line of $18.6 million is available under the revolver, with $1.4 million committed to outstanding letters of credit. The note payable of $450,000 is an obligation of our majority owned subsidiary.

The Company's current ratio at the end of March 1999 stood at 2.9:1 as compared to 2.7:1 at December 31, 1998. Inflation has not, nor is it expected to have a material impact on the Company's financial results in 1999 and there have been no material commitments for capital expenditures.

Dividends declared in January 1999 were declared at $.0125 per share.

Management believes that the combination of cash and cash equivalents, other working capital sources, and borrowings under the Company's credit facility along with the anticipated cash flows from operations, will provide sufficient capital resources for the foreseeable future.


YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

The Company recognizes the need to insure that its operations and relationships with its customers, suppliers and other third parties will not be adversely impacted by the Year 2000 software issue. In January 1997, the Company formed a "Year 2000" compliance committee. The committee has been charged with identifying all information and non-information technology systems that could be affected by the Year 2000 issue.

The Company has developed a phased program to address its Year 2000 issues. The first phase consisted of identifying the Company's IT Systems and Non-IT Systems, and identifying suppliers and customers whose operations could impact those of the Company. Phase one was completed on schedule. The second phase consisted of determining whether those systems are Year 2000 compliant, based on certifications received from suppliers and customers, and on management's assessment of its internal systems. Many of the Company's critical suppliers and vendors have indicated that they already are, or will be Year 2000 complaint during 1999. The second phase was completed in the fourth quarter of 1998. Phase three is already underway, and consists of remediating non-compliant systems, as well as developing a worse case contingency plan. The Company expects to complete this phase early in the second quarter, 1999.

Since the Company's Year 2000 compliance is dependent upon key third parties also being Year 2000 compliant on a timely basis, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its results of operations, financial condition or cash flows. If our systems, or those of key third parties are not fully Year 2000 functional, we estimate that up to a one month disruption in operations could occur. Such a disruption could result in delays in providing services and in issuing billings to customers. These consequences could have a material adverse impact on our results of operations, financial condition and cash flows if we are unable to substantially conduct our business in the ordinary course. We believe that our efforts, including the development of a contingency plan, scheduled for completion in the second quarter 1999, will significantly reduce the adverse impact that any disruption in business might have. Year 2000 costs are not expected to exceed one quarter of a million dollars. The Company has attempted to identify all of its Year 2000 problem areas, has communicated, and will continue to communicate with its suppliers, customers, and other parties. Management believes that it is taking adequate steps to insure that its systems will be Year 2000 compliant. We believe our ongoing efforts to address the Year 2000 issue will minimize possible negative consequences to our Company.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HOOPER HOLMES, INC.


Dated: May 13, 1999



                                       BY: /s/ James M. Mcnamee
                                           -------------------------------------
                                           James M. McNamee
                                           Chairman, President and
                                           Chief Executive Officer



                                       BY: /s/ Fred Lash
                                           -------------------------------------
                                           Fred Lash
                                           Senior Vice President
                                           Chief Financial Officer &
                                           Treasurer