Form 10-Q
period 1999-06-30
HOOPER HOLMES INC
filed 1999-08-13
CIK 741815

                                   FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1999

Commission File No. 1-9972

                              Hooper Holmes, Inc.
                       --------------------------------
            (Exact name of registrant as specified in its charter)


           New York                                           22-1659359
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                       Identification Number)

  170 Mt. Airy Rd., Basking Ridge, NJ                          07920
---------------------------------------                     ----------
(Address of principal executive office)                     (Zip Code)


Registrant's telephone number, including area code:  (908) 766-5000


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

                           Yes   X    No
                               -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                            Outstanding at June 30, 1999
----------------------------                ----------------------------
Common stock, $.04 par value                        28,829,394

                      HOOPER HOLMES, INC. AND SUBSIDIARIES


                                      INDEX


                                                                        Page No.
                                                                        --------
   PART I - Financial Information

            ITEM 1 - Financial Statements

                     Consolidated Balance Sheets                             1
                         as of June 30, 1999 and
                         December 31, 1998

                     Consolidated Statements of Income                       2
                         for the Three and Six Months Ended
                         June 30, 1999 and 1998

                     Consolidated Statements of Cash Flows                   3
                         for the Six Months Ended
                         June 30, 1999 and 1998

                     Notes to Unaudited Financial Statements                 4


            ITEM 2 - Management's Discussion and Analysis                5,6,7,8
                              of Financial Condition and Results
                              of Operations


   PART II - Other Information

            ITEM 4 - Submission of Matters to a vote of                      9
                              Security Holders

            ITEM 6 - Exhibits and Reports on Form 8-K
                              Exhibit 27                                     -

                               Hooper Holmes, Inc.
                           Consolidated Balance Sheets


                                                                              06/30/99                12/31/98
                                                                         -------------------     -------------------
                                                                            (unaudited)              (audited)
ASSETS
Current Assets:
     Cash and cash equivalents                                           $       34,877,002      $       29,752,361
     Accounts receivable                                                         23,364,188              18,145,856
     Other current assets                                                         5,809,249               5,396,202
                                                                         -------------------     -------------------
         Total current assets                                                    64,050,439              53,294,419

Property, plant and equipment:
     Land and land improvements                                                     618,972                 591,213
     Building                                                                     4,494,904               4,236,358
     Furniture, fixtures and equipment                                           17,998,219              17,345,109
     Leasehold improvements                                                         318,843                 314,545
                                                                         -------------------     -------------------
     Total property, plant and equipment                                         23,430,938              22,487,225
     Less: Accumulated depreciation                                              15,056,705              14,166,163
                                                                         -------------------     -------------------
         Net property, plant and equipment                                        8,374,233               8,321,062

Cost in excess of net assets of acquired companies, net                          16,017,321              16,398,245
Intangible assets, net                                                            6,047,924               6,728,112
Other assets                                                                        401,256                 274,547
                                                                         -------------------     -------------------
         Total assets                                                    $       94,891,173      $       85,016,385
                                                                         ===================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable                                                        $          450,000      $          450,000
     Accounts payable                                                             7,161,254               6,606,518
     Accrued expenses:
         Insurance benefits                                                       1,565,171               1,662,747
         Salaries, wages and fees                                                   895,639               2,356,582
         Payroll and other taxes                                                    203,895                 204,893
         Income taxes payable                                                     3,230,785               3,315,758
         Discontinued operations                                                  1,578,630               2,845,007
         Other                                                                    1,343,004               2,377,001
                                                                         -------------------     -------------------
         Total current liabilities                                               16,428,378              19,818,506

Deferred income taxes                                                             2,181,230               2,518,487
Minority interest                                                                   270,755                 385,441

Stockholders' equity:
     Common stock, par value $.04 per share; authorized 80,000,000 shares
         issued 28,933,726 in 1999, and 28,379,964 in 1998                        1,157,349               1,135,198
     Additional paid-in capital                                                  34,352,028              29,515,099
     Retained earnings                                                           41,474,073              32,616,294
                                                                         -------------------     -------------------
                                                                                 76,983,450              63,266,591
     Less: Treasury stock at cost, 104,332 shares in 1999 and 1998                  972,640                 972,640
                                                                         -------------------     -------------------
     Total stockholders' equity                                                  76,010,810              62,293,951
                                                                         -------------------     -------------------
         Total liabilities and stockholders' equity                      $       94,891,173      $       85,016,385
                                                                         ===================     ===================


  See accompanying notes to unaudited consolidated financial statements.

                               Hooper Holmes, Inc.
                        Consolidated Statements Of Income
                                   (unaudited)

                                                         Three months ended                        Six months ended
                                                              June 30,                                 June 30,
                                                ------------------------------------    -------------------------------------
                                                      1999                1998                1999                 1998
                                                ----------------    ----------------    -----------------    ----------------
Revenues                                        $    54,471,840     $    45,568,683     $    107,411,260     $    91,679,989
Cost of operations                                   37,539,973          31,818,737           73,430,306          63,432,575
                                                ----------------    ----------------    -----------------    ----------------
    Gross profit                                     16,931,867          13,749,946           33,980,954          28,247,414
Selling, general and administrative expenses          8,499,170           7,545,729           17,069,585          16,124,321
                                                ----------------    ----------------    -----------------    ----------------
    Operating income                                  8,432,697           6,204,217           16,911,369          12,123,093
Other income (expense)
    Interest expense                                     (9,953)                  0              (19,481)                  0
    Interest income                                     233,258             186,851              438,735             316,389
    Other                                                23,054             (56,487)              26,241             (94,840)
                                                ----------------    ----------------    -----------------    ----------------
                                                        246,359             130,364              445,495             221,549
                                                ----------------    ----------------    -----------------    ----------------
Income before income taxes                            8,679,056           6,334,581           17,356,864          12,344,642
Income taxes                                          3,858,000           2,945,000            7,785,000           5,766,000
                                                ----------------    ----------------    -----------------    ----------------
Net income                                      $     4,821,056     $     3,389,581     $      9,571,864     $     6,578,642
                                                ================    ================    =================    ================

Net income per common share:
    Basic                                                  0.17                0.12                 0.34                0.23
    Diluted                                     $          0.16     $          0.11     $           0.31     $          0.22
                                                ================    ================    =================    ================
Weighted average number of shares: (1)
    Basic                                            28,745,066          28,162,455           28,569,375          28,044,488
    Diluted                                          30,740,177          30,050,593           30,512,416          29,776,708
                                                ================    ================    =================    ================

(1) Adjusted to reflect a two for one stock split effective January 8, 1999.

See accompanying notes to unaudited consolidated financial statements.

                               Hooper Holmes, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                         Six months ended June 30,
                                                                 -------------------------------------------
                                                                        1999                    1998
                                                                 -------------------     -------------------
Cash flows from operating activities:
    Net income                                                   $        9,571,864      $        6,578,642
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                       2,169,226               2,492,566
      Provision for bad debt expense                                              0                 240,000
      Minority interest                                                    (114,686)                      0
      Deferred tax benefit                                                 (337,256)               (337,257)
      Issuance of stock awards                                               64,050                  38,250
      Loss on sale of fixed assets                                                0                  38,096
    Change in assets and liabilities:
      Accounts receivable                                                (5,218,332)               (365,718)
      Other assets                                                         (467,694)                (37,200)
      Accounts payable and accrued expenses                                (658,128)                656,741
                                                                 -------------------     -------------------
    Net cash provided by operating activities                             5,009,044               9,304,120
                                                                 -------------------     -------------------

Cash flows from investing activities:
    Business acquisition, net of cash acquired                             (273,307)                      0
    Capital expenditures                                                   (960,040)               (685,193)
                                                                 -------------------     -------------------
    Net cash used in investing activities                                (1,233,347)               (685,193)
                                                                 -------------------     -------------------

Cash flows from financing activities:
    Issuance of long term debt                                              100,000                       0
    Principal payments on long term debt                                   (100,000)                      0
    Proceeds from employee stock purchase plan                              551,718                 324,248
    Proceeds related to the exercise of stock options                     1,511,311                 888,589
    Dividends paid                                                         (714,085)               (421,017)
                                                                 -------------------     -------------------
    Net cash provided by financing activities                             1,348,944                 791,820
                                                                 -------------------     -------------------

Net increase in cash and cash equivalents                                 5,124,641               9,410,747
Cash and cash equivalents at beginning of year                           29,752,361              13,159,431
                                                                 -------------------     -------------------
Cash and cash equivalents at end of period                       $       34,877,002      $       22,570,178
                                                                 ===================     ===================

Supplemental disclosure of cash flow information
Cash paid during the year for :
    Interest                                                     $           19,590      $                0
    Income taxes                                                 $        5,925,229      $        5,284,879


    See accompanying notes to unaudited consolidated financial statements.

                               HOOPER HOLMES, INC.

              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 1999


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

The results of operations for the three and six month period ended June 30,1999 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.


Note 2:    Earnings Per Common Share

"Basic" net income per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents (1,943,041 and 1,732,220 for June 30, 1999 and 1998, respectively) are shares assumed to be issued if outstanding stock options were exercised. All appropriate share and per share amounts have been restated for the January 8, 1999 stock split.


Note 3:    Capital Stock

The Company declared a two for one stock split effective January 8, 1999.

The net tax benefit derived from the exercise of stock options was $2.7 million, for the six months ended June 30, 1999. Options exercised during the second quarter 1999 were 209,050 shares.

                               HOOPER HOLMES, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

Results of Operation - Three months ended June 30, 1999 compared to
                       Three months ended June 30, 1998

Revenues for the second quarter of 1999 were $54.5 million compared to $45.6 million for the second quarter of 1998, an increase of 20%. This growth is the result of a 9% increase in the number of paramedical exams performed, and increases in revenues per unit of service.

The Company's cost of operations for the second quarter of 1999 totaled $37.5 million compared to $31.8 million for the second quarter of 1998. Cost of operations as a percentage of revenues, decreased from 69.8% for the second quarter of 1998 to 68.9% for the second quarter of 1999. This decrease is due to ongoing efforts to control branch operating expenses, despite significant revenue growth.

Selling, general and administrative expenses totaled $8.5 million and $7.5 million for the second quarters of 1999 and 1998, respectively, and as a percentage of revenue totaled 15.6% compared to 16.6%. As a percentage of revenues, the decrease is due to management's ongoing efforts to control corporate level expenses.

Accordingly, the Company's operating income improved to $8.4 million from $6.2 million and as a percentage of revenues, increased to 15.5% from 13.6% for the second quarter of 1999 compared to the second quarter of 1998.

Interest income increased to $.2 million, due to higher levels of invested funds. The effective tax rate was 44% and 46% for the quarters ended June 30, 1999 and 1998, respectively. The decrease is the result of increased profitability which lessened the impact of non-tax deductible goodwill amortization.

Net income and earnings per share for the second quarter of 1999 were $4.8 million or $.16 per share on a diluted basis versus $3.4 million or $0.11 per share for the second quarter of 1998. Weighted average diluted shares for the respective periods were 30,740,177 and 30,050,593.

                               HOOPER HOLMES, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

Results of Operation - Six months ended June 30, 1999 compared to
                       Six months ended June 30, 1998

Revenues for the six months ended June 30, 1999 were $107.4 million compared to $91.7 million for the six months ended June 30, 1998, an increase of 17%. This growth results from a 7% increase in the number of paramedical exams performed, and an increase in revenues per unit of service.

The Company's cost of operations for the six months ended June 30, 1999 totaled $73.4 million compared to $63.4 million for the six months ended June 30, 1998. Cost of operations as a percentage of revenues, decreased from 69.2% for the six months ended June 30, 1998 to 68.4% for the six months ended June 30, 1999. The decrease is due to ongoing efforts to control branch operating expenses, despite significant revenue growth.

Selling, general and administrative expenses totaled $17.1 million as compared to $16.1 million for the six months ended June 30, 1999 and 1998, respectively, and as a percentage of revenue totaled 15.9% compared to 17.6%. As a percentage of revenue, the decrease is due to ongoing efforts to closely monitor and control corporate level expenses.

Accordingly, the Company's operating income improved to $16.9 million from $12.1 million and as a percentage of revenues, increased to 15.7% from 13.2% for the six months ended June 30, 1999, and 1998, respectively.

Interest income increased to $.4 million, due to higher levels of invested funds. The effective tax rate was 45% and 47% for the six months ended June 30, 1999 and 1998, respectively. The decrease is the result of increased profitability which lessened the impact of non-tax deductible goodwill amortization.

Net income and earnings per share for the six months ended June 30, 1999 were $9.6 million or $.31 per share, on a diluted basis, versus $6.6 million or $.22 per share for the six months ended June 30, 1998. Weighted average diluted shares for the respective periods were 30,512,416 and 29,776,708.

Financial Condition

The Company's primary sources of cash are internally generated funds and the Company's bank credit facility.

Net cash provided by operating activities for the six months ended June 30, 1999 was $5.0 million compared to $9.3 million for the six months ended June 30, 1998. The significant sources were net income of $9.6 million and $2.2 million of depreciation and amortization, and was offset by an increase in accounts receivables of $5.2 million.

Accounts Receivable increased $5.2 million during the six months ended June 30, 1999, compared to year end 1998, and is due primarily to revenue growth of $15.7 million during the six months ended June 30, 1999. Days Sales Outstanding (DSO) was 41 days at June 30, 1999, compared to 47 days at the end of the first quarter 1999 and 1998.

The Company has no borrowings against its $20 million revolver facility at June 30, 1999 and as of June 30, 1999, a total amount of $18.6 million is available under the revolver, $1.4 million committed to outstanding letters of credit. The note payable of $450,000 is an obligation of our majority-owned subsidiary.

The Company's current ratio at the end of June 1999 was 3.9:1, compared to 2.7:1 at December 31, 1998. Also, inflation has not, nor is it expected to have a material impact on the Company's consolidated financial results in 1999 and there have been no material commitments for capital expenditures.

Dividends declared in January and May 1999 were declared at $.0125 per share. At its board meeting of July 27, 1999, the Company declared a quarterly dividend of $.0125 per share.

Management believes that the combination of cash and cash equivalents, other working capital sources, and borrowings under the Company's credit facility, along with the anticipated cash flows from operations, will provide sufficient capital resources for the foreseeable future.

Year 2000 Computer Systems Compliance

The Company recognizes the need to insure that its operations and relationships with its customers, suppliers and other third parties will not be adversely impacted by the Year 2000 issue. In January 1997, the Company formed a "Year 2000" compliance committee. The committee has been charged with identifying all information and non-information technology systems that could be affected by the Year 2000 issue.

The Company has developed a phased program to address its Year 2000 issues. The first phase consisted of identifying the Company's IT (Information Technology) Systems and Non-IT Systems, and identifying suppliers and customers whose operations could impact those of the Company. Phase one was completed on schedule. The second phase consisted of determining whether those systems are Year 2000 compliant, based on certifications received from suppliers and customers, and on management's assessment of its internal systems. Many of the Company's critical suppliers and vendors have indicated that they already are, or will be Year 2000 complaint during 1999. The second phase was completed in the fourth quarter of 1998. Phase three is already underway, and consists of remediating non-compliant systems, as well as developing a worse case contingency plan. The Company completed this phase in the second quarter, 1999. The contingency plan developed addresses critical areas of our business and is designed to mitigate serious disruptions of our business flow beyond 1999. The plan primarily provides for using alternate systems processes and procedures developed, as temporary substitutes, for existing systems that may experience Year 2000 problems. These alternative systems and procedures have been developed for the home office functions as well as the Company's network of branch offices. Additionally, the Year 2000 committee, is prepared to address unexpected Year 2000 problems that may arise.

Since the Company's Year 2000 compliance is dependent upon key third parties also being Year 2000 compliant on a timely basis, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its results of operations, financial condition or cash flows. If our systems, or those of key third parties are not fully Year 2000 functional, we estimate that up to a one month disruption in operations could occur. Such a disruption could result in delays in providing services and in issuing billings to customers. These consequences could have a material adverse impact on our consolidated results of operations, financial condition and cash flows if we are unable to substantially conduct our business in the ordinary course. Year 2000 costs are not expected to exceed one quarter of a million dollars. The Company has attempted to identify all of its Year 2000 problem areas, has communicated, and will continue to communicate, with its suppliers, customers, and other parties. Management believes that it is taking adequate steps to insure that its systems are Year 2000 compliant. We believe our ongoing efforts to address the Year 2000 issue will minimize possible negative consequences to our Company.

PART II - Other Information


Item 4:  Submission of Matters to a vote of Security Holders

At the Company's Annual Meeting of Shareholders on May 25, 1999, the shareholders elected Benjamin A. Currier and Elaine L. Rigolosi to serve as directors until the 2002 Annual Meeting, adopted the 1999 Stock Option Plan, amended the Company's Certificate of Incorporation to increase the amount of authorized common stock from 80 million shares to 240 million shares and ratified the selection of KPMG LLP to serve as the Company's auditors for 1999.

The chart below names each director nominated for election by the shareholders at the 1999 Annual Meeting, the number of votes cast for, against or withheld and the number of broker nonvotes with respect to each such person:


                                                       Votes Cast                                 Broker
Nominee                                For              Against              Withheld            Nonvotes
-------                             -------------------------------------------------            --------
Benjamin A. Currier                 22,277,028             -                  999,201               0

Elaine L. Rigolosi                  22,270,280             -                1,005,949               0

The name of each director whose term of office as a director continued after the annual meeting is as follows:

                        James M. McNamee
                        Kenneth R. Rossano
                        John E. Nolan
                        Quentin J. Kennedy
                        G. Earle Wight

With respect to the 1999 Stock Option Plan, the number of votes cast was 21,038,726 For, 2,044,418 Against, 193,081 Abstained and 0 Broker Nonvotes.

With respect to the amendment to the Certificate of Incorporation, the number of votes cast was 20,107,487 For, 3,026,778 Against, 141,963 Abstained and 0 Broker Nonvotes.

With respect to the ratification of KPMG LLP as auditors, the number of votes cast was 23,168,177 For, 21,634 Against, 85,818 Abstained and 0 Broker Nonvotes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Hooper Holmes, Inc.


Dated: August 13, 1999

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