Form 10-Q
period 1999-09-30
HOOPER HOLMES INC
filed 1999-11-15
CIK 741815

                                   FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1999

Commission File No. 1-9972

               Hooper Holmes, Inc.
               ----------------------------------------------
                    (Exact name of registrant as specified in its charter)


New York                                                22-1659359
---------------------------------------                 ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification Number)

170 Mt. Airy Rd., Basking Ridge, NJ                     07920
---------------------------------------                 ------------------------
(Address of principal executive office)                 (Zip Code)


Registrant's telephone number, including area code:  (908) 766-5000



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


               Yes       X          No
                  ---------------     --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                               Outstanding at September 30, 1999
-------------------------------              -----------------------------------
Common stock, $.04 par value                            29,076,094

                      HOOPER HOLMES, INC. AND SUBSIDIARIES


                                     INDEX


                                                             Page No.
                                                             --------

     PART I - Financial Information

          ITEM 1 - Financial Statements

               Consolidated Balance Sheets                        1
                   as of September 30, 1999 and
                   December 31, 1998

               Consolidated Statements of Income                  2
                   for the Three and Nine Months Ended
                   September 30, 1999 and 1998

               Consolidated Statements of Cash Flows              3
                   for the Nine Months Ended
                   September 30, 1999 and 1998

               Notes to Unaudited Consolidated
                   Financial Statements                        4, 5

          ITEM 2 - Management's Discussion and Analysis     6,7,8,9
                    of Financial Condition and Results
                    of Operations


     PART II - Other Information                                 10


          ITEM 6 - Exhibits and Reports on Form 8-K

                    Exhibit 27                                    -

                                    Item 1
                               Hooper Holmes, Inc.
                           Consolidated Balance Sheets

                                                                                 09/30/99                      12/31/98
                                                                          ------------------------     ------------------------
                                                                                (unaudited)                   (audited)
ASSETS
Current Assets:
     Cash and cash equivalents                                           $             40,547,401      $             29,752,361
     Accounts receivable                                                               23,719,228                    18,145,856
     Other current assets                                                               6,626,153                     5,396,202
                                                                         ------------------------      ------------------------
         Total current assets                                                          70,892,782                    53,294,419

Property, plant and equipment:
     Land and land improvements                                                           618,972                       591,213
     Building                                                                           4,497,789                     4,236,358
     Furniture, fixtures and equipment                                                 18,216,421                    17,345,109
     Leasehold improvements                                                               319,323                       314,545
                                                                         ------------------------      ------------------------
     Total property, plant and equipment                                               23,652,505                    22,487,225
     Less: Accumulated depreciation                                                    15,457,649                    14,166,163
                                                                         ------------------------      ------------------------
         Net property, plant and equipment                                              8,194,856                     8,321,062

Goodwill, net                                                                          15,912,310                    16,398,245
Intangible assets, net                                                                  5,621,295                     6,728,112
Other assets                                                                              944,329                       274,547
                                                                         ------------------------      ------------------------
         Total assets                                                    $            101,565,572      $             85,016,385
                                                                         ========================      ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable                                                        $                450,000      $                450,000
     Accounts payable                                                                   7,242,071                     6,606,518
     Accrued expenses:
         Insurance benefits                                                             1,225,138                     1,662,747
         Salaries, wages and fees                                                       1,221,358                     2,356,582
         Payroll and other taxes                                                          246,780                       204,893
         Income taxes payable                                                           2,386,658                     3,315,758
         Discontinued operations                                                        1,577,633                     2,845,007
         Other                                                                          1,368,252                     2,377,001
                                                                         ------------------------      ------------------------
         Total current liabilities                                                     15,717,890                    19,818,506

Deferred income taxes                                                                   2,012,602                     2,518,487
Minority interest                                                                         202,761                       385,441

Commitments and contingencies

Stockholders' equity:
     Common stock, par value $.04 per share; authorized 240,000,000 shares
         issued 29,180,426 in 1999, and 28,379,964 in 1998                              1,167,217                     1,135,198
     Additional paid-in capital                                                        37,334,444                    29,515,099
     Retained earnings                                                                 46,103,298                    32,616,294
                                                                         ------------------------      ------------------------
                                                                                       84,604,959                    63,266,591
     Less: Treasury stock at cost, 104,332 shares in 1999 and 1998                        972,640                       972,640
                                                                         ------------------------      ------------------------
     Total stockholders' equity                                                        83,632,319                    62,293,951
                                                                         ------------------------      ------------------------
         Total liabilities and stockholders' equity                      $            101,565,572      $             85,016,385
                                                                         ========================      ========================


  See accompanying notes to unaudited consolidated financial statements.

                               Hooper Holmes, Inc.
                        Consolidated Statements Of Income
                                   (unaudited)

                                                      Three months ended                          Nine months ended
                                                         September 30,                              September 30,
                                            ----------------------------------------    -------------------------------------------
                                                   1999                  1998                   1999                   1998
                                            -------------------    -----------------    --------------------    -------------------
Revenues                                    $       53,830,084     $     45,382,706     $       161,241,344     $      137,062,694
Cost of operations                                  37,752,753           31,759,515             111,183,059             95,192,090
                                            -------------------    -----------------    --------------------    -------------------
    Gross profit                                    16,077,331           13,623,191              50,058,285             41,870,604
Selling, general and administrative
 expenses                                            7,752,361            7,223,987              24,821,945             23,348,308
                                            -------------------    -----------------    --------------------    -------------------
    Operating income                                 8,324,970            6,399,204              25,236,340             18,522,296
Other income (expense)
    Interest expense                                   (10,466)                   0                 (29,947)                     0
    Interest income                                    309,984              205,890                 748,719                522,278
    Other                                              119,122              (47,828)                145,363               (142,667)
                                            -------------------    -----------------    --------------------    -------------------
                                                       418,640              158,062                 864,135                379,611
                                            -------------------    -----------------    --------------------    -------------------
Income before income taxes                           8,743,611            6,557,266              26,100,475             18,901,907
Income taxes                                         3,754,000            3,019,000              11,539,000              8,785,000
                                            -------------------    -----------------    --------------------    -------------------
Net income                                  $        4,989,611     $      3,538,266     $        14,561,475     $       10,116,907
                                            ===================    =================    ====================    ===================

Net income per common share:
    Basic                                                 0.17                 0.13                    0.51                   0.36
    Diluted                                 $             0.16     $           0.12     $              0.48     $             0.34
                                            ===================    =================    ====================    ===================
Weighted average number of shares: (1)
    Basic                                           28,893,070           28,197,228              28,678,459             28,095,907
    Diluted                                         30,899,970           29,847,653              30,641,601             29,783,122
                                            ===================    =================    ====================    ===================


(1) Adjusted to reflect a two for one stock split effective January 8, 1999.


See accompanying notes to unaudited consolidated financial statements.

                               Hooper Holmes, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                            Nine months ended September 30,
                                                                  ----------------------------------------------------
                                                                           1999                         1998
                                                                  ------------------------     -----------------------
Cash flows from operating activities:
    Net income                                                    $            14,561,475      $           10,116,907
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                             3,228,746                   3,697,390
      Provision for bad debt expense                                                    0                     360,000
      Minority interest                                                          (182,680)                          0
      Deferred tax benefit                                                       (505,885)                   (505,885)
      Issuance of stock awards                                                     64,050                      38,250
      Loss on sale of fixed assets                                                      0                      44,924
    Change in assets and liabilities:
      Accounts receivable                                                      (6,278,378)                 (1,227,378)
      Other assets                                                             (1,130,073)                   (243,227)
      Accounts payable and accrued expenses                                       926,792                   1,527,391
                                                                  ------------------------     -----------------------
    Net cash provided by operating activities                                  10,684,047                  13,808,372
                                                                  ------------------------     -----------------------

Cash flows from investing activities:
    Business acquisition, net of cash acquired                                   (384,197)                   (765,747)
    Capital expenditures                                                       (1,197,652)                 (1,067,257)
                                                                  ------------------------     -----------------------
    Net cash used in investing activities                                      (1,581,849)                 (1,833,004)
                                                                  ------------------------     -----------------------

Cash flows from financing activities:
    Issuance of long term debt                                                    100,000                           0
    Principal payments on long term debt                                         (100,000)                          0
    Proceeds from employee stock purchase plan                                    551,718                     324,248
    Proceeds related to the exercise of stock options                           2,215,595                     926,277
    Treasury stock acquired                                                             0                    (954,138)
    Dividends paid                                                             (1,074,471)                   (703,296)
                                                                  ------------------------     -----------------------
    Net cash provided by financing activities                                   1,692,842                    (406,909)
                                                                  ------------------------     -----------------------

Net increase in cash and cash equivalents                                      10,795,040                  11,568,459
Cash and cash equivalents at beginning of year                                 29,752,361                  13,159,431
                                                                  ------------------------     -----------------------
Cash and cash equivalents at end of period                        $            40,547,401      $           24,727,890
                                                                  ========================     =======================

Supplemental disclosure of cash flow information
Cash paid during the year for:
    Interest                                                      $                29,947      $                    0
    Income taxes                                                  $             8,525,170      $            5,284,879


    See accompanying notes to unaudited consolidated financial statements.

                               HOOPER HOLMES, INC.

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 1999


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

The results of operations for the three and nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.


Note 2:   Earnings Per Common Share

"Basic" net income per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" net income per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents (1,963,142 and 1,711,705 for September 30, 1999 and 1998, respectively) are shares assumed to be issued if outstanding stock options were
exercised.   All appropriate share and per share amounts have been restated for the January 8, 1999 stock split.


Note 3:   Capital Stock

The Company declared a two for one stock split effective January 8, 1999.

The net tax benefit derived from the exercise of stock options was $5.0 million, for the nine months ended September 30, 1999. Options exercised during the third quarter 1999 were 246,700 shares.

Note 4:   Subsequent Events

On November 1, 1999, the Company purchased certain assets of Paramedical Services of America, Inc., (PSA), a national health information services subsidiary of Pediatric Services of America, Inc., headquartered in Atlanta, Georgia.

The purchase price was $81 million (subject to certain post closing adjustments) and was financed with existing cash of $16 million and bank borrowings of $65 million. The acquisition will be accounted for using the purchase method of accounting. The purchase price will be assigned to the net assets based on the fair value of such assets and liabilities at the date of acquisition.

On October 29, 1999, the Company replaced its three year $20 million revolving loan facility and entered into a credit agreement with three banks that included a $65 million, six year term loan, and a $35 million dollar, three year revolving loan. The loans bear interest at rates up to prime plus 1/4% or Libor plus 1 3/4%, depending on the Company's Consolidated Funded Debit to EBITDA Ratio. Interest payments only are due against the term loan for the first eighteen months. On November 1, 1999, in conjunction with the PSA acquisition, the Company borrowed the entire amount of the term loan. There are no borrowings against the revolver loan.

                                    Item 2
                               HOOPER HOLMES, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

Results of Operations - Three months ended September 30, 1999 compared to
                        Three months ended September 30, 1998

Revenues for the third quarter of 1999 were $53.8 million compared to $45.4
million for the third quarter of  1998, an increase of 19%.   This growth is the
result of a 8% increase in the number of paramedical exams performed, and increases in revenues per unit of service.

The Company's cost of operations for the third quarter of 1999 totaled $37.8 million compared to $31.8 million for the third quarter of 1998. Cost of operations as a percentage of revenues, increased slightly to 70.1% for the third quarter of 1999 from 70.0% for the third quarter of 1998.

Selling, general and administrative expenses totaled $7.8 million for the third quarter of 1999, compared to $7.2 million for the third quarter of 1998, and as a percentage of revenue totaled 14.4% compared to 15.9%, respectively. As a percentage of revenues, the decrease is due to management's ongoing efforts to control and leverage corporate level expenses, despite increased revenues.

Accordingly, the Company's operating income improved to $8.3 million from $6.4 million and as a percentage of revenues, increased to 15.5% from 14.1% for the third quarter of 1999 compared to the third quarter of 1998.

The Company had no revolving loan borrowings as of September 30, 1999. Interest income increased to $.3 million due to higher levels of invested funds.

Net income and net income per share for the third quarter of 1999 were $5.0 million or $.16 per share on a diluted basis versus $3.5 million or $0.12 per share for the third quarter of 1998. Weighted average diluted shares for the respective periods were 30,899,970 and 29,847,653.

                               HOOPER HOLMES, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

Results of Operations - Nine months ended September 30, 1999 compared to
                        Nine months ended September 30, 1998

Revenues for the nine months ended September 30, 1999 were $161.2 million compared to $137.1 million for the nine months ended September 30, 1998, an
increase of 18%.   This growth results from a 7% increase in the number of
paramedical exams performed, and an increase in revenues per unit of service, along with modest price increases.

The Company's cost of operations for the nine months ended September 30, 1999 totaled $111.2 million compared to $95.2 million for the nine months ended
September 30, 1998.   Cost of operations as a percentage of revenues, decreased
from 69.4% for the nine months ended September 30, 1998 to 69.0% for the nine months ended September 30, 1999. The decrease is due to ongoing efforts to control branch operating expenses.

Selling, general and administrative expenses totaled $24.8 million as compared to $23.3 million for the nine months ended September 30, 1999 and 1998, respectively, and as a percentage of revenue totaled 15.4% compared to 17.0%. As a percentage of revenue, the decrease is due to ongoing efforts to closely monitor and control corporate level expenses.

Accordingly, the Company's operating income improved to $25.2 million from $18.5 million and as a percentage of revenues, increased to 15.7% from 13.5% for the nine months ended September 30, 1999, and 1998, respectively.

The Company had no revolving loan borrowings as of September 30, 1999. Interest income increased to $.7 million due to higher levels of invested funds.

Net income and net income per share for the nine months ended September 30, 1999 were $14.6 million or $.48 per share, on a diluted basis, versus $10.1 million or $.34 per share for the nine months ended September 30, 1998. Weighted average diluted shares for the respective periods were 30,641,601 and 29,783,122.

Financial Condition

The Company's primary sources of cash are internally generated funds and the Company's bank credit facility.

Net cash provided by operating activities for the nine months ended September 30, 1999 was $10.7 million compared to $13.8 million for nine months ended September 30, 1998. The significant sources were net income of $14.6 million and $3.2 million of depreciation and amortization, and was offset by an increase in accounts receivables of $6.3 million.

Accounts Receivable increased $6.3 million during the nine months ended September 30, 1999, compared to year end 1998. This increase was due primarily to revenue growth of $24.2 million during the nine months ended September 30, 1999. Days Sales Outstanding (DSO) was 43 days at September 30, 1999, compared to 41 days at the end of the third quarter 1998.

The Company had no borrowings against its $20 million revolving loan facility at September 30, 1999 and as of that date, a total amount of $18.6 million is available under the revolver and $1.4 million is committed to outstanding letters of credit. The note payable of $450,000 is an obligation of our majority-owned subsidiary.

The Company's current ratio at the end of September 1999 was 4.5:1, compared to 2.7:1 at December 31, 1998. Also, inflation has not had, nor is it expected to have, a material impact on the Company's consolidated financial results in 1999 and there have been no material commitments for capital expenditures.

Dividends paid in February, May and August 1999 were $.0125 per share. At its board meeting of October 26, 1999, the Company declared a quarterly dividend of $.0125 per share, payable November 26, 1999, to shareholders of record on November 12, 1999.

As of November 1, 1999, the Company purchased certain assets of Paramedical Services of America, Inc., (PSA), a national health information services subsidiary of Pediatric Services of America, Inc., headquartered in Atlanta, Georgia.

The purchase price was $81 million (subject to certain post closing adjustments) and was financed with existing cash of $16 million and bank borrowings of $65 million. The acquisition will be accounted for using the purchase method of accounting. The purchase price will be assigned to the net assets based on the fair value of such assets and liabilities at the date of acquisition.

On October 29, 1999, the Company replaced its three year $20 million revolving loan facility and entered into a credit agreement with three banks that included a $65 million, six year term loan, and a $35 million dollar, three year revolving loan. The loans bear interest at rates up to prime plus 1/4% or Libor plus 1 3/4%, depending on the Company's Consolidated Funded Debt to
EBITDA Ratio. Interest payments only are due against the term loan for the first eighteen months. As of November 1, 1999, in conjunction with the PSA acquisition, the Company borrowed the entire amount of the term loan. There are no borrowings against the revolving loan.

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

Phase three consisted of remediating non-compliant systems, as well as developing a worse case contingency plan. The Company completed its contingency plan in the second quarter, 1999. The contingency plan addresses critical areas of our business and is designed to mitigate serious disruptions of our business flow beyond 1999. The plan primarily provides for using alternate systems processes and procedures developed, as temporary substitutes, for existing systems that may experience Year 2000 problems. These alternative systems and procedures have been developed for the home office functions as well as the Company's network of branch offices. Additionally, the Year 2000 committee, is prepared to address unexpected Year 2000 problems that may arise.

Since the Company's Year 2000 compliance is dependent upon key third parties also being Year 2000 compliant on a timely basis, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its results of operations, financial condition or cash flows. If our systems, or those of key third parties are not fully Year 2000 functional, we estimate that up to a one month disruption in operations could occur. Such a disruption could result in delays in providing services and in issuing billings to customers. These consequences could have a material adverse impact on our consolidated results of operations, financial condition and cash flows if we are unable to substantially conduct our business in the ordinary course. Year 2000 costs have not exceeded one quarter of a million dollars. The Company has attempted to identify all of its Year 2000 problem areas, has communicated, and will continue to communicate, with its suppliers, customers, and other parties. Management believes that it is taking adequate steps to insure that its systems are Year 2000 compliant. We believe our ongoing efforts to address the Year 2000 issue will minimize possible negative consequences to our Company.

Part II - Other Information

Item 6.     Exhibits and reports on Form 8-K

            Form 8-K was filed on September 17, 1999. Exhibits included were:

                  (99.1)   Press release dated August 31, 1999
                  (99.2)   Asset Purchase Agreement

            Exhibit 10.1 Credit Agreement between Hooper Holmes, Inc. and First Union National Bank

            Exhibit 27    Financial Data Schedules

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Hooper Holmes, Inc.


Dated: November 15, 1999



                                  BY:  /s/ James M. McNamee
                                       ---------------------------------------
                                       James M. McNamee
                                       Chairman, President and
                                       Chief Executive Officer



                                  BY:  /s/ Fred Lash
                                       ---------------------------------------
                                       Fred Lash
                                       Senior Vice President
                                       Chief Financial Officer &
                                       Treasurer