Form 10-K405
period 1999-12-31
HOOPER HOLMES INC
filed 2000-03-30
CIK 741815

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------
                                   FORM 10-K
                                ---------------

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999.

                         Commission file number: 1-9972

                                ---------------

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

================================================================================
                                                 Name of Each Exchange
Title of Each Class                               on Which Registered
--------------------------------------------------------------------------------
Common Stock ($.04 par value)                   American Stock Exchange
================================================================================

                                ---------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     As of February 29, 2000, there were 32,867,394 shares of Common Stock outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on the closing price of these shares on the American Stock Exchange, was $ 957,300,083 based on 31,131,710 shares. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

     Certain information contained in the Company's 1999 Annual Report to Shareholders and its Proxy Statement in connection with its 2000 Annual Meeting of Shareholders is incorporated by reference into Parts I, II and III of this Form 10-K.

================================================================================

                                    FORM 10K
                                    --------

                                     PART 1
                                     ------


ITEM 1.  Business
-------

General

   Hooper Holmes is the nation's leading provider of health information services to the life insurance industry. We provide paramedical and medical examinations, personal health interviews and record collection, and laboratory testing, which help life insurance companies evaluate the risks associated with underwriting policies. We serve our customers through our network of over 9,000 registered nurses, licensed practical nurses, physicians, phlebotomists and medical and EKG technicians, of which approximately 1,300 are employees and 7,700 are active independent contractors. We operate through approximately 230 branch offices and 75 contract affiliate offices located in 50 states, Guam and Puerto Rico. We have over 700 life insurance company customers, including the 50 largest in the United States.

Growth Strategy

   Our growth strategy is to enhance our industry leadership position by capitalizing on the industry trends and providing the most comprehensive array of health information services to the life insurance industry. We will pursue this strategy by:

 .    Continuing our commitment to industry leadership through automation.
     Insurance companies and insurance agents are demanding faster, more user-friendly services. In response, we have made a substantial investment in technology and we believe we have the most automated branch network and operating system in the industry. Today, customers can handle several examination orders, monitoring order status, communicating with our customer service and branch locations, and receiving results of personal health interviews. For 1999, we received approximately 40% of all orders electronically. We intend to continue investing in the latest technology to further enhance our services and provide expanded electronic access over the Internet.

 .    Increasing our focus on alternate distribution channels. Alternate distribution channels represent a rapidly growing segment of the life insurance industry. For the year 1999, alternate distribution channel customers accounted for approximately $41 million or 18% of our gross Portamedic revenues, up approximately 72% from $24 million for the same period in 1998. We believe that our geographic coverage and level of automation position us to provide the level of support that alternate distribution channels require. We have aggressively pursued sales to entities using these channels and are currently establishing alliances that in many cases have resulted in exclusive relationships with them.

 .    Leveraging our national branch network. Our national branch network provides us with a broad geographical coverage capable of providing local service for insurance companies, agents and brokers across the entire United States. This coverage positions us to become the preferred provider of health information services to a consolidating life insurance industry. We believe that our branch network and technological infrastructure enable us to significantly increase the volume of our services with only a marginal increase in our branch operating costs.

 .    Continuing to pursue strategic acquisitions. We intend to continue pursuing strategic acquisitions that complement existing services and leverage our existing capabilities. Two recent acquisitions have increased our market share and enhanced our service offerings: PSA, the second largest provider of medical and paramedical examinations in the U.S., in November 1999 and Heritage Labs International LLC, a provider of laboratory testing services for life insurers, in December 1998.

 .    Expanding into related lines of business. We are exploring means to enter new lines of business which leverage our existing branch network, service capabilities or customer base. For example, we continue to develop services for pharmaceutical companies engaged in the clinical trials process, including specimen collection and data management. We also intend to explore adding other services, including offerings for the long-term care insurance market and workers' compensation case management.

Services

Portamedic -- Paramedical and Medical Examinations

   We perform paramedical and medical examinations of insurance policy applicants under the Portamedic trade name and provide the results to insurance companies, agents and other non-traditional insurance marketers in connection with issuance of primarily life insurance policies. We are the leading paramedical and medical examination company in the U.S., having performed approximately 2.9 million exams in the twelve months ended December 31, 1999.

   Since an insurance applicant may reconsider his or her purchase in the time it takes to deliver examination results, our system is designed to timely deliver applicant information to the insurance company. We strive to schedule an appointment within 24 to 30 hours of receiving the request and to complete the entire examination process in three to five days, unless the applicant desires a later appointment. Our examiners perform examinations at times and locations convenient to applicants, primarily at the applicant's home or place of business.

   Since almost all of our examiners are nurses and other medically trained professionals, we are able to provide our customers with a full range of paramedical and medical examinations. Our examiners also perform other ancillary services including helping applicants understand and complete forms and obtaining consent signatures. In addition, we have dedicated customer service employees in Chicago, who help complete applications based on telephone interviews with applicants, and additional customer service employees located in service centers in Minneapolis, Dallas and Kansas City, who provide general customer service support.

   Each insurance company has separate guidelines for determining whether an examination is required and the type of services required. The following chart illustrates what a typical insurance company's guidelines might look like for determining the types of examinations and samples collected when our services are required. Our computer system contains more than 1,600 of these charts for various insurance companies.

                                                        Age of Applicant
                              -----------------------------------------------------------------
                                   18-40           41-50            51-60          61-70
                              -----------------------------------------------------------------
                $100,000        Urine, Blood    Paramedical,    Paramedical,    Paramedical,
                and under                       Urine, Blood    Urine, Blood    Urine, Blood,
                                                                                Resting EKG
                              -----------------------------------------------------------------
                $100,001-       Paramedical     Paramedical,    Paramedical,    Paramedical,
                $350,000        Urine, Blood    Urine, Blood    Urine, Blood,   Urine, Blood,
                                                                Resting EKG     Resting EKG
                              -----------------------------------------------------------------
        Policy  $350,001-       Paramedical,    Paramedical,    Paramedical,    Medical Exam,
        Amount  $500,000        Urine, Blood    Urine, Blood    Urine, Blood,   Urine, Blood,
                                                Resting EKG     Stress EKG      Stress EKG
                              -----------------------------------------------------------------
                $500,001-       Paramedical,    Paramedical,    Medical Exam,   Medical Exam,
                $1,000,000      Urine, Blood    Urine, Blood,   Urine, Blood,   Urine, Blood,
                                                Resting EKG     Stress EKG      Stress EKG
                              -----------------------------------------------------------------
                $1,000,001      Paramedical,    Medical Exam,   Medical Exam,   Medical Exam,
                and up          Urine, Blood,   Urine, Blood,   Urine, Blood,   Urine, Blood,
                                Resting EKG     Stress EKG      Stress EKG      Stress EKG
                              -----------------------------------------------------------------


Infolink Services Group -- Personal Health Interviews and Medical Record Collection

   Under the Infolink name, we offer personal health interviews and medical record collection, including attending physician statements, to our customers. Infolink reports are completed through highly automated, centrally located offices. In 1999, we provided approximately 350,000 Infolink reports.

   Infolink reports can be ordered electronically, by fax or by phone. Approximately 50 full-time employees prepare all of the Infolink reports ordered by our customers from call centers in Austin, Texas; Philadelphia, Pennsylvania; and Louisville, Kentucky. These employees interview the applicant, his or her employer, and his or her business and personal associates. The report is then electronically transmitted or faxed to the insurance underwriter at its request. Our information systems allow us to tailor reports for each client's needs and reduce paperwork and turnaround time for our clients. We strive to deliver our Infolink reports back to the insurance company within two to three days from the time of request.

   In addition, life insurance companies may also require attending physician statements. In such cases, either a branch office or our central attending physician statement office in Chicago will contact the applicant's physician, clinic or hospital to request medical records, send a written request with payment and follow-up to confirm delivery of the information.

Heritage Labs

   In December 1998, we acquired a 55% interest in Heritage Labs, a laboratory providing testing services for the life insurance industry. Heritage Labs processes lab tests both for our customers and third-party health information service providers. This acquisition has enabled us to internalize the laboratory testing process and to offer our life insurance customers a one-stop source for their health information service needs. Combined with our existing automation, we believe Heritage Labs allows us to provide a seamless service of processing, gath-ering and testing health information for our life insurance customers.

   Insurance companies determine which laboratory will process the samples collected from their respective applicants. Since December 1998, we have added over 85 new customers for our Heritage Labs testing services bringing the total number of customers to over 130. The number of samples tested in December 1999 doubled to approximately 33,500 from 16,600 in December 1998.

Other Services

   Under the Healthdex tradename, we are developing services for pharmaceutical and biotechnology companies. Our goal is to leverage our health information expertise and branch network to provide outsourced information services to support clinical trials and data analysis. Currently our business in this area consists of performing chart review and monitoring clinical trials processes. Chart review entails collecting patient information from physician records and transmitting it to customers in formats requested by them. Clinical trials monitoring entails verifying investigator credentials and site locations, as well as assuring that proper informed consent processes are followed. In addition, we perform some ancillary services such as occupational health screening and substance abuse testing for corporations and other organizations outside of the insurance industry.

Our Network

   We believe our network of branch offices and contract affiliates is the most extensive in our industry. We can provide an examination to any applicant in any location in the United States.

   Our branch managers are responsible for the supervision of the local health information operations. Support staff coordinate examinations and reporting procedures and perform quality assurance functions. Branch sales personnel perform marketing and sales activities. Each branch office is automated with direct electronic connections to our home office in Basking Ridge, New Jersey. Orders are received by both branch offices and our corporate home office. Those orders received by our home office are electronically processed and routed to the appropriate branch. The branch office is responsible for scheduling the examination and assigning an examiner. The status of the examination is entered into the branch office system, then is retrieved and processed by the home office and made available to the customer. Once examination results are complete, they are faxed or mailed directly to the customer.

   We have 75 independent contract affiliates, 60 of which we added in the acquisition of PSA. Contract affiliates perform many of the same functions as our branch offices, but are independently owned and operated. Our contract affiliates provide our Portamedic services in assigned geographical areas throughout the United States and receive orders directly from our customers. Three of our contract affiliates have exclusive rights to provide examination services in areas that are not served by our branch offices. Each contract affiliate is responsible for compensating, training, hiring and supervising all of its personnel and must meet the same quality assurance standards of our branches, including necessary credentialing of its examiners. Our contract affiliates use a version of our system software that allows them to bill customers and obtain examination status reports.

Our Automation Systems

   As technology continues to advance the underwriting process, life insurance companies are demanding timely delivery of information from health information service providers. Our automation systems are designed to meet these demands by providing the following benefits.

Electronic Networking Capabilities Between Branch Offices

   We have developed a comprehensive, automated management information system, designed by our field personnel, that is now online in all branch offices. The system connects each branch and the home office, allowing us to send and receive orders, schedule examinations, and instantly and regularly monitor examination request status. The system enables personnel at our corporate headquarters to compile company-wide information regarding quality assurance standards, in addition to administrative, accounting and other management information.

Direct Electronic Links with our Customers

   Many of our customers communicate with us electronically through our Win Remote APS Paramedical Inspection Data (R.A.P.I.D.) system. Customers electronically place orders with us and receive personal interview reports through this system, reducing the turnaround time and cost associated with each order.

   We provide additional automation services to our customers through our Teledex service. Teledex is an automated service providing applicant information to our insurance customers on an expedited basis. When an insurance customer transmits an order through Teledex, a staff member pulls up a customer-specific underwriting questionnaire on his or her computer terminal and begins collecting applicant information, which includes a telephone interview with the applicant. Teledex has over 1,600 different, customer-specific underwriting questionnaires in its system, which enables us to provide customized reports for each customer in a matter of hours. This process is valuable to our customers because it allows them to begin the underwriting process upon receipt of our Teledex report, rather than waiting for an examiner to perform the examination, collect the data and then return the report and examination results. Teledex additionally receives and handles orders for attending physician statements.

   These customer links are designed to reduce paperwork, turnaround time and the chance that the insurance applicant will reconsider his or her buying decision by the time results are gathered.

Internet-based Ordering and Monitoring

   In addition to accessing Win R.A.P.I.D., customers can conduct business with us online through the Internet. Our online service enables customers to place orders and instantly and regularly monitor the status of a particular examination request. The benefits of this service to the customer are faster processing, 24-hour access, and easy order tracking. Customers gain access to our Portamedic Web site using a secure password. The status of exams is updated at the close of each business day and made available to the customer at the beginning of the next business day. The Internet has improved our customer service and has also lowered our processing costs by reducing the human interaction in the ordering process. This service is intended to complement telephone contact between our branches and insurance customers, and it provides an additional level of service that many of our customers desire. Management believes that we are the only health information services provider to offer this online service. Non-traditional insurance marketers, who employ a direct response approach to selling insurance products, particularly depend upon our ability to expedite their requests for service. Approximately 14% of our alternate distribution channel orders were placed through the Internet during the fourth quarter of 1999.

Quality Assurance Program

   The quality and reputation of personnel and operations are critical to the continued success of our business. Our successful implementation of quality assurance depends on our ability to recognize problems and solve them within a relatively short time period. To help do this, we employ a statistical quality control program, which allows us to monitor quality at many different levels of operation.

   At the branch office level, quality assurance specialists monitor examiner performance. Each examiner undergoes periodic evaluations to provide feedback and ensure that any recurring mistakes are remedied. Specialists also conduct regular audits of branch office quality controls to assist branch managers in improving their performance and the quality of services examiners perform.

   At the corporate headquarters level, quality assurance specialists monitor examiner performance twice each year through detailed statistical analyses of examination accuracy and reporting methodology. A quality assurance log created monthly by the corporate office tracks errors and problems with examinations and examiners, including lab errors, omissions on forms and misdirected transmission of results. The quality assurance specialists regularly evaluate examination procedures and consult with our insurance customers to address any specific problems and, where appropriate, suggest revisions to improve examination procedures and reports.

   We hire and contract with properly trained, experienced examiners. In addition, we have developed a database of over 1,000 credentialed physicians who are approved to perform medical examinations for our customers.

Sales and Marketing

   We market Portamedic and Infolink health information services on a national level through seven full-time sales representatives who call on senior underwriting executives at the home offices of insurance companies. Two of these sales representatives call exclusively on entities that distribute through alternate distribution channels. We serve approximately 700 life insurance companies, including their extensive network of agency, district, and brokerage offices. National sales representatives promote our consistently high quality of service and rapid response time to examination requests and are responsible for maintaining our position on each insurance company's approved list of examination providers. We regularly attend and occasionally sponsor customer conferences to provide national sales representatives with opportunities to further develop key relationships.

   At the local level, branch managers, and in certain offices, additional marketing personnel, market our services directly to the local insurance agents and managers, who have the authority to select examination providers from the list approved by the insurance companies' home offices. These local marketing efforts highlight the quality of our examiners and the speed and accuracy of our services, including the ability of each branch to quickly ascertain the status of each service request through our automated branch management information system.

Competition

   Management believes that we are the largest of the three national firms that focus primarily on providing paramedical and medical examinations, personal interviews and record collection to the life insurance industry. Our two largest competitors are Examination Management Services, Inc. and American Para Professional Systems. A significant number of regional and local firms also compete in our industry. Through our Heritage Labs subsidiary we also compete with laboratory testing providers, who typically do not provide other health information services such as paramedical and medical examinations, personal interviews and record collection.

   Although we have exclusive relationships with a small number of our customers, companies traditionally use two or more health information services providers. This means we face direct competition from our competitors who have existing relationships with many of our customers. Our ability to retain customers will depend on our continued ability to serve their needs and distinguish ourselves from our competitors. In management's opinion, the principal competitive factors in our market are:

 .    quality of service and examinations;

 .    timeliness of examination process and communication of results;

 .    geographic breadth of coverage;

 .    automation and connectivity between health information providers and insurers; and

 .    price.

   More recently, technological capabilities have become much more important to meeting our customers' needs. We are continually enhancing and expanding our technology and network infrastructure to accommodate our customers' changing needs, including the electronic ordering of our services and online status checks. We are also adapting to the technological needs of insurance companies which are beginning to rely more on alternate distribution channels, including the Internet, to sell their products.

Service Marks and Trademarks

     We have registered several service marks, including "Portamedic(R), "Healthdex(R)" and "Teledex(R)," and have filed applications to register "Infolink" and the Hooper Holmes logo with the United States Patent and Trademark Office. Our rights to these marks will continue as long as we comply with the usage, renewal filing and other legal requirements relating to the renewal of service marks. We also have a non-exclusive license to use the name "PSA" solely in connection with the business we acquired from PSA, for one year after the closing. We intend to use the "PSA" name to facilitate the integration of PSA's business into ours.

Personnel

   With the acquisition of PSA, we employ approximately 1,500 full-time and 1,500 part-time employees, including 1,300 examiners, none of whom is represented by a collective bargaining agreement. We also contract with over 7,700 medically trained examiners, and utilize the services of 75 contract affiliates. We hire and contract with properly trained, experienced and, when required, licensed or certified examiners. Our ability to recruit skilled personnel is essential to our continued growth and success. Management attributes our success in recruiting skilled personnel in our health information services business to the flexible work schedules and varied work assignments we offer our examiners. Management believes that these factors will enable us to continue to attract and retain qualified personnel.

Government Regulation

   Certain aspects of our business are regulated by the states in which we operate and, to a lesser extent, by the federal government. In addition to licensing and certification requirements for our examiners, we are subject to regulations governing various aspects of our services, including needle disposal and specimen handling procedures, and licensing and FDA requirements governing Heritage Labs and our examination kits. Management is not aware of any pending federal or state environmental laws or regulations that would have a material adverse effect on our business or competitive position or that would require material capital expenditures on our part to effect compliance.

Insurance and Legal Proceedings

   Claims made against us arising in the course of providing health information services have not resulted in any material liability to date. We carry liability insurance in coverage amounts that we believe is customary in our business. There can be no assurance, however, that such coverage will be sufficient to cover claims made against us, that adequate insurance coverage will continue to be available to us, or that insurance coverage will be available on favorable terms. Our insurance coverage includes occurrence-based medical professional liability insurance and claims-made non-medical professional liability insurance, a property insurance policy, a general liability policy, and an umbrella insurance policy.

   We are a party to a number of legal actions arising in the ordinary course of business. In the opinion of management, we have adequate legal defense and/or insurance coverage respecting each of these actions and do not believe their ultimate disposition will materially affect our consolidated results of operations or financial position.

   In the past, some state agencies have claimed that we improperly classified our examiners as independent contractors for purposes of state unemployment tax laws and that we were therefore liable for arrears of taxes, or for penalties for failure to comply with these laws. We have recently received an adverse determination in California on an unemployment tax issue and are currently appealing that decision. Other similar state claims are also pending or have been resolved. We have prevailed in four of these states, and we have re-classified our independent contractors as employees in two states. We also recently settled with another state and intend to remit unemployment taxes for certain types of independent contractors in that state. These adverse determinations have not had a material adverse effect on our business.

ITEM 2.  Properties
-------

   We own a five-building complex located at 170 Mt. Airy Road, Basking Ridge, New Jersey. Of approximately 53,000 total square feet of office space, we maintain our operations in approximately 43,500 square feet and the balance is leased or available for lease to several tenants. Management believes that this arrangement provides for our foreseeable expansion needs.

   We lease our field offices under a number of operating leases with varying terms and expirations.

ITEM 3.  Legal Proceedings
-------

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

                                    PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
-------
        Matters

        The common equity and related shareholder information presented under the caption "Quarterly Common Stock Price Ranges and Dividends" and "Shareholder Information -- Stock Listing" is incorporated by reference from the Company's 1999 Annual Report to Shareholders which is Exhibit 13 to this report. As of February 11, 2000, there were 880 shareholders of record.


ITEM 6.  Selected Financial Data
-------

        The financial data included under the caption "Selected Financial Data" is incorporated by reference from the Company's 1999 Annual Report to Shareholders which is Exhibit 13 to this report.

ITEM 7. Management Discussion and Analysis of Financial Condition and Results of
-------
        Operations

        The discussion included under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations", which is incorporated by reference to the Company's 1999 Annual Report to Shareholders which is Exhibit 13 to this report.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------

        None

ITEM 8.  Financial Statements and Supplementary Data
-------

        Financial statements and supplementary data are included in the Company's 1999 Annual Report to Shareholders which is Exhibit 13 to this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and
-------
        Financial Disclosure

        None


                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant
--------

        Information contained under the captions "Nominees for Directors", "Directors Continuing in Office" and "Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2000 is incorporated herein by reference.

ITEM 11.  Executive Compensation
--------

        Information contained under the captions "Compensation of Executive Officers," "Compensation of Directors", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Report of the Executive Compensation Committee" and "Employment Contracts and Change-in-Control Arrangements" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2000 is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
--------

        Information contained under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of shareholders to be held on May 23, 2000 is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions
--------

        Information contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2000 is incorporated herein by reference.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------

   (a)  (1)     The following financial statements and independent
                auditors' report are included in the
                Registrant's 1999 Annual Report to Shareholders.
                Independent Auditors' Report
                Consolidated Balance Sheets--
                        December 31, 1999 and 1998
                Consolidated Statements of Income--
                        Years ended December 31, 1999, 1998 and 1997
                Consolidated Statements of Stockholders' Equity --
                        Years ended December 31, 1999, 1998 and 1997
                Consolidated Statements of Cash Flows --
                        Years ended December 31, 1999, 1998 and 1997
                Notes to Consolidated Financial Statements

        (2) Schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

        (3)     Exhibits included herein


                                        EXHIBIT                            PAGE

                3.1     Restated Certificate of Incorporation of            --
                        Hooper Holmes, Inc., as amended (1)
                3.2 Certificate of Amendment of the Certificate of Incorporation of Hooper Holmes, Inc.
                3.3     Bylaws of Hooper Holmes, Inc., as amended
                4.1     Amended and Restated Rights Agreement               --
                        between Hooper Holmes, Inc. and Midlantic
                        National Bank (2)
                4.2     Amendment Number 2 to the Amended and Restated
                        Rights Agreement between Hooper Holmes, Inc. and
                        First City Transfer Company as successor to
                        Midlantic National Bank.


-----------------------

(1) Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(2) Incorporated by reference to Exhibit 4(a) of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1991.

                                  EXHIBIT                                 PAGE

10.1    Amended Employee Retention Agreement by and between                --
        Hooper Holmes, Inc., and James M. McNamee (3)
10.2    Form of Indemnification Agreement (4)                              --
10.3    Hooper Holmes, Inc. Nonqualified Stock                             --
        Option Plan (5)
10.4    First Amendment to Hooper Holmes, Inc.                             --
        Nonqualified Stock Option Plan (6)
10.5    Hooper Holmes, Inc. 1992 Stock Option Plan                         --
        as amended (7)
10.6    Employee Stock Purchase Plan (1993) of Hooper
        Holmes, Inc., as amended
10.7    Hooper Holmes, Inc. 1994 Stock Option Plan (8)                     --
10.8    Amended and Restated Revolving Credit and Term Loan                --
        Agreement between Hooper Holmes, Inc. and First Union
        National Bank and Fleet Bank, N.A. (9)
10.9    CEO Stock Option Agreement (10)                                    --
10.10   1997 Stock Option Plan (11)                                        --
10.11   1997 Director Option Plan  (12)                                    --
10.12   Employee Retention Agreement by and between Hooper                 --
        Holmes, Inc. and Executive Officers of Hooper Holmes, Inc. (13)
10.13   1999 Stock Option Plan
13      Annual Report to security holders
21      Subsidiaries of Hooper Holmes, Inc.   (none)
23      Consent of KPMG LLP
24      Power of attorney
27      Financial Data Schedule
    ---------------------

(3) Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(4) Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(5) Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K or the fiscal quarter ended December 31, 1990.

(6) Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(7) Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(8) Incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(9) Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 1999.

(10) Incorporated by reference to Attachment to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 27, 1997.

(11) Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(12) Incorporated by reference to Exhibit 10.11 of Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(13) Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Reports on Form 8-K

     Report on Form 8-K filed on November 12, 1999, reporting the acquisition of substantially all of the assets of Paramedical Services of America, Inc., and subsequently amended by Form 8-K/A filed on January 14, 2000 reporting the financial statements of the Paramedical Services of America, Inc. business acquired.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HOOPER HOLMES, INC.
                                  (Registrant)

                                                  /s/ JAMES M. McNAMEE
                                                  ----------------------------
                                                  By:  James M. McNamee
                                                  President & CEO

                                                  Date: March 30, 2000
                                                       -----------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ JAMES M. McNAMEE                                    Date:           March 30, 2000
------------------------------------------------                -------------------------
  James M. McNamee      Director
                        President & CEO

                                                        Date:           March 30, 2000
------------------------------------------------                -------------------------
*Benjamin A. Currier    Director

                                                        Date:           March 30, 2000
------------------------------------------------                -------------------------
*Quentin J. Kennedy     Director

                                                        Date:           March 30, 2000
------------------------------------------------                -------------------------
*Kenneth R. Rossano     Director

                                                        Date:           March 30, 2000
------------------------------------------------                -------------------------
*Elaine Rigolosi        Director

                                                        Date:           March 30, 2000
------------------------------------------------                -------------------------
*John E. Nolan          Director

                                                        Date:           March 30, 2000
------------------------------------------------                -------------------------
*G. Earle Wight         Director

/s/ FRED LASH                                           Date:           March 30, 2000
------------------------------------------------                -------------------------
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

                                         /s/ JAMES M. McNAMEE
                                         ---------------------------------------
                                         James M. McNamee