Form 10-Q
period 2000-03-31
HOOPER HOLMES INC
filed 2000-05-12
CIK 741815

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2000

Commission File No. 1-9972

                               Hooper Holmes, Inc.
                   -------------------------------------------
                    (Exact name of registrant as specified in
                                  its charter)


New York                                             22-1659359
------------------------------------                 -------------------------
(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification Number)

170 Mt. Airy Rd., Basking Ridge, NJ                  07920
---------------------------------------              -------------------------
(Address of principal executive office)              (Zip Code)


Registrant's telephone number, including area code:  (908) 766-5000



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



                           Yes   X              No
                               -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              Class                        Outstanding at March 31, 2000
---------------------------------          --------------------------------
Common stock, $.04 par value                          66,103,288

                      HOOPER HOLMES, INC. AND SUBSIDIARIES



                                      INDEX


                                                                      Page No.
                                                                      --------

PART I - Financial Information

         ITEM 1 - Financial Statements

                  Consolidated Balance Sheets                            1
                      as of March 31, 2000 and
                      December 31, 1999

                  Consolidated Statements of Income                      2
                      for the Three Months Ended
                      March 31, 2000 and 1999

                  Consolidated Statements of Cash Flows                  3
                      for the Three Months Ended
                      March 31, 2000 and 1999

                  Notes to Financial Statements                          4


         ITEM 2 - Management's Discussion and Analysis               5,6,7
                           of Financial Condition and Results
                           of Operations


PART II - Other Information

         ITEM 6 - Exhibits and Reports on Form 8-K
                  Exhibit 27

                               Hooper Holmes, Inc.
                           Consolidated Balance Sheets


                                                                                         03/31/00               12/31/99
                                                                                       ------------           ------------
                                                                                       (unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                                         $ 84,409,516           $ 41,363,019
     Accounts receivable                                                                 39,185,880             36,836,412
     Other current assets                                                                 5,585,234              5,233,884
                                                                                       ------------           ------------
         Total current assets                                                           129,180,631             83,433,315

Property, plant and equipment:
     Land and land improvements                                                             618,972                618,972
     Building                                                                             4,504,324              4,502,638
     Furniture, fixtures and equipment                                                   21,364,196             21,020,009
     Leasehold improvements                                                                 328,983                324,328
                                                                                       ------------           ------------
     Total property, plant and equipment                                                 26,816,475             26,465,947
     Less: Accumulated depreciation                                                      16,682,616             16,075,132
                                                                                       ------------           ------------
         Net property, plant and equipment                                               10,133,859             10,390,815

Goodwill, net                                                                            72,481,980             73,276,965
Intangible assets, net                                                                   15,684,597             16,523,290
Other assets                                                                                640,145                846,943
                                                                                       ------------           ------------
         Total assets                                                                  $228,121,212           $184,471,328
                                                                                       ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long term debt                                              $    101,784           $    142,953
     Accounts payable                                                                    11,838,423             11,543,665
     Accrued expenses:
         Insurance benefits                                                               1,355,245              1,559,552
         Salaries, wages and fees                                                           414,526              3,209,031
         Payroll and other taxes                                                            492,325                357,029
         Income taxes payable                                                             4,587,425              5,033,946
         Discontinued operations                                                            289,011                293,736
         Other                                                                            3,182,493              5,217,684
                                                                                       ------------           ------------
         Total current liabilities                                                       22,261,232             27,357,596

Long term debt, less current maturities                                                  15,307,047             65,307,047
Deferred income taxes                                                                     1,753,648              1,911,027
Minority interest                                                                           204,302                203,962

Stockholders' equity:
     Common stock, par value $.04 per share; authorized 240,000,000                       2,652,478              2,335,642
         shares issued 66,311,952 in 2000, and 58,391,052 in 1999
     Additional paid-in capital                                                         127,482,843             36,357,092
     Retained earnings                                                                   59,432,302             51,971,602
                                                                                       ------------           ------------
                                                                                        189,567,623             90,664,336
     Less: Treasury stock at cost, 208,664 shares in 2000 and 1999                          972,640                972,640
                                                                                       ------------           ------------
     Total stockholders' equity                                                         188,594,983             89,691,696
                                                                                       ------------           ------------
         Total liabilities and stockholders' equity                                    $228,121,212           $184,471,328
                                                                                       ============           ============

See accompanying notes to unaudited consolidated financial statements.

                               Hooper Holmes, Inc.
                        Consolidated Statements Of Income
                                   (unaudited)


                                                                   Three months ended
                                                                       March 31,
                                                          ----------------------------------
                                                              2000                 1999
                                                          ------------          ------------
Revenues                                                  $ 85,772,679          $ 52,939,420
Cost of operations                                          59,973,330            35,890,332
                                                          ------------          ------------
    Gross profit                                            25,799,349            17,049,088
Selling, general and administrative expenses                11,627,736             8,570,415
                                                          ------------          ------------
    Operating income                                        14,171,613             8,478,673
Other income (expense):
    Interest expense                                          (919,726)               (9,528)
    Interest income                                            642,583               205,477
    Other Income, net                                          (39,214)                3,186
                                                          ------------          ------------
                                                              (316,357)              199,135
                                                          ------------          ------------
Income before income taxes                                  13,855,256             8,677,808
Income taxes                                                 5,958,000             3,927,000
                                                          ------------          ------------
Net income                                                $  7,897,256          $  4,750,808
                                                          ============          ============

Earnings per share:
    Basic                                                         0.13                  0.08
    Diluted                                               $       0.12          $       0.08
                                                          ============          ============
Weighted average number of shares: (1)
    Basic                                                   60,944,892            56,783,466
    Diluted                                                 64,953,758            60,569,312
                                                          ============          ============

(1) Adjusted to reflect a two for one stock split effective April 26, 2000.

See accompanying notes to unaudited consolidated financial statements.

                               Hooper Holmes, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                   Three months ended March 31,
                                                                                ----------------------------------
                                                                                    2000                  1999
                                                                                ------------          ------------
Cash flows from operating activities:
    Net income                                                                  $  7,897,256          $  4,750,808
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                2,251,561             1,074,967
      Minority interest                                                                    0               (40,247)
      Deferred tax benefit                                                          (157,378)             (168,629)
      Issuance of stock awards                                                       153,750                64,050
      Loss on sale of fixed assets                                                     2,030                     0
    Change in assets and liabilities:
      Accounts receivable                                                         (2,349,468)           (6,420,205)
      Other current assets                                                          (144,552)             (275,114)
      Accounts payable and accrued expenses                                       (1,823,857)            2,289,041
                                                                                ------------          ------------
    Net cash provided by operating activities                                      5,829,342             1,274,671
                                                                                ------------          ------------

Cash flows from investing activities:
    Business acquisition, net of cash acquired                                             0              (177,792)
    Capital expenditures                                                            (362,957)             (597,958)
                                                                                ------------          ------------
    Net cash used in investing activities                                           (362,957)             (775,750)
                                                                                ------------          ------------

Cash flows from financing activities:
    Issuance of long term debt                                                             0               100,000
    Principal payments on long term debt                                         (50,041,169)             (100,000)
    Proceeds from offering of common stock, net                                   86,964,126                     0
    Proceeds related to the exercise of stock options                              1,093,711               865,323
    Dividends paid                                                                  (436,556)             (353,927)
                                                                                ------------          ------------
    Net cash provided by financing activities                                     37,580,112               511,396
                                                                                ------------          ------------

Net increase in cash and cash equivalents                                         43,046,497             1,010,317
Cash and cash equivalents at beginning of year                                    41,363,019            29,752,361
                                                                                ------------          ------------
Cash and cash equivalents at end of period                                      $ 84,409,516          $ 30,762,678
                                                                                ============          ============


See accompanying notes to unaudited consolidated financial statements.

                               HOOPER HOLMES, INC.

              Notes to Unaudited Consolidated Financial Statements
                                 March 30, 2000


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

The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.


Note 2:   Earnings Per Common Share

"Basic" net income per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents (4,008,866 and 3,785,846 for March 31, 2000 and 1999, respectively) are shares assumed to be issued if outstanding stock options were exercised. All appropriate share and per share amounts have been restated for the April 26, 2000 two for one stock split.


Note 3:   Capital Stock

On February 29, 2000 the Company successfully completed a 3,675,000 share offering of common stock, at an offering price of $ 25.125 per share and provided net proceeds of approximately $ 87 million to the Company. In conjunction with this offering, the Company repaid $50 million of the $65 million borrowed against the term loan used to finance the acquisition of PSA.

The Company declared a two for one stock split effective April 26, 2000.

The net tax benefit derived from the exercise of stock options was $3.2 million, for the three months ended March 30, 2000. Options exercised during the first quarter 2000 were 560,900 shares.

                                    Item 2
                               HOOPER HOLMES, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

Results of Operation - Three months ended March 31, 2000 compared to
                       Three months ended March 31, 1999

Revenues for the first quarter 2000 increased 62% to $85.8 million from $52.9 million for the first quarter 1999. This growth resulted in a 58.0% increase in the number of paramedical examinations performed to 1,054,000 from 667,000, and is the result of the acquisition of Paramedical Services of America, Inc. (PSA) on November 1, 1999, a one time positive impact from revenue generated due to a life insurance regulatory phenomenon referred to a "Triple X," which appears to have caused a rush to buy certain policies before a rate increase or change in premium structure went into effect, an increase in services performed per examination, an increase in the number of Infolink reports to 110,000 from 82,000 and a modest price increase. The increase in Infolink reports resulted from management reemphasizing branch generation of Infolink reports

The Company's cost of operations for the first quarter of 2000 totaled $60.0 million compared to $35.9 million for the first quarter of 1999. Cost of operations as a percentage of revenues, increased to 69.9% for the first quarter of 2000 from 67.8% for the first quarter of 1999. This percentage increase is primarily due to slightly higher direct costs associated with contractor affiliate revenue acquired as a result of the PSA acquisition.

Selling, general and administrative expenses totaled $11.6 million for the first quarter of 2000 compared to $ 8.6 million for the first quarter of 1999, and as a percentage of revenue totaled 13.6% compared to 16.2%, respectively. This dollar increase is attributable to costs associated with the acquisition of PSA, largely, amortization of goodwill and intangibles, and additional corporate resources needed to handle the PSA acquisition.

Accordingly, the Company's operating income improved to $14.2 million from $8.5 million and as a percentage of revenues, increased to 16.5% from 16.0% for the first quarter of 2000 compared to the first quarter of 1999.

The effective tax rate was 43% and 45% for the quarters ended March 31, 2000 and 1999, respectively. The decrease is the result of increased profitability which lessened the impact of non-tax deductible goodwill amortization.

Interest expense increased to $.9 million for the first quarter 2000, as a result of the borrowings against the Company's term loan, used to finance the acquisition of PSA. Interest income increased to $.6 million, due to higher levels of invested funds.

Net income and earnings per share for the first quarter of 2000 were $7.9 million or $.12 per diluted share versus $4.8 million or $.08 per diluted share for the first quarter of 1999. Average diluted shares for the respective periods were 64,953,758 and 60,569,312.

Liquidity and Financial Resources

The Company's primary sources of cash are internally generated funds and cash and cash equivalents, as well as the company's bank credit facility.

On February 29, 2000 the Company successfully completed a 3,675,000 share offering of common stock, at an offering price of $ 25.125 per share and provided net proceeds of approximately $ 87 million to the Company. In conjunction with this offering, the Company repaid $50 million of the $65 million borrowed against the term loan used to finance the acquisition of PSA.

Net cash provided by operating activities for the first quarter of 2000 was $5.8 million compared to $1.3 million for the first quarter of 1999. In the first quarter of 2000, the significant sources were net income of $7.9 million, $2.3 million of depreciation and amortization and was partially offset by a $2.3 million increase in accounts receivable, and a $1.8 million decrease in accounts payable and accrued expenses.

Accounts Receivable increased $2.3 million during the first quarter 2000, compared to year end 1999, and is primarily due to revenue growth of $9.9 million during the first quarter 2000, compared to the fourth quarter 1999. Days Sales Outstanding (DSO) for the quarter ended March 31, 2000 was 41.3 days, compared to 43.7 days for the quarter ended December 31, 1999.

As of March 31, 2000, the Company has outstanding borrowings against the term loan in the amount of $ 15 million, and has no borrowings against the $ 35 million revolving loan.

The Company's current ratio at the end of March 2000 stood at 5.6:1 as compared to 3.0:1 at December 31, 1999. Inflation has not, nor is it expected to have a material impact on the Company's financial results in 2000 and there have been no material commitments for capital expenditures.

Dividends declared in January 2000 were declared at $.0075 per share.

Management believes that the combination of cash and cash equivalents, other working capital sources, and borrowings under the Company's credit facility along with the anticipated cash flows from operations, will provide sufficient capital resources for the foreseeable future.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued statement of Financial Accounting Standards (SFAS) No. 133. Accounting for Derivative Instruments and Hedging Activities, which, as amended, becomes effective for our financial statements beginning January 1, 2001. SFAS No. 133 requires a company to recognize all derivative instruments as assets or liabilities in its balance sheet and measure them at fair value. The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Hooper Holmes, Inc.


Dated:  May 12, 2000



                                         BY:  /s/ James M. McNamee
                                              ----------------------------------
                                               James M. McNamee
                                               Chairman, President and
                                               Chief Executive Officer



                                         BY:  /s/ Fred Lash
                                              ----------------------------------
                                               Fred Lash
                                               Senior Vice President
                                               Chief Financial Officer &
                                               Treasurer