Form 10-Q
period 2000-06-30
HOOPER HOLMES INC
filed 2000-08-14
CIK 741815

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2000

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


                                       None
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                           Yes   X      No
                              -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                                 Outstanding at June 30, 2000
--------------------------------                 -------------------------------
Common stock, $.04 par value                              66,493,810

                      HOOPER HOLMES, INC. AND SUBSIDIARIES



                                     INDEX


                                                               Page No.
                                                               --------
PART I - Financial Information

      ITEM 1 - Financial Statements

           Consolidated Balance Sheets                             1
              as of June 30, 2000 and
              December 31, 1999

           Consolidated Statements of Income                       2
              for the Six Months Ended
              June 30, 2000 and 1999

           Consolidated Statements of Cash Flows                   3
              for the Six Months Ended
              June 30, 2000 and 1999

           Notes to Unaudited Consolidated Financial Statements    4


      ITEM 2 - Management's Discussion and Analysis               5-8
                  of Financial Condition and Results
                  of Operations


PART II - Other Information

      Item 4 - Submission of Matters to a vote of
               Security Holders                                     9

      ITEM 6 - Exhibits and Reports on Form 8-K
                  Exhibit 27

                               Hooper Holmes, Inc.
                           Consolidated Balance Sheets



                                                                                   06/30/00             12/31/99
                                                                               ----------------    ----------------
                                                                                  (unaudited)           (audited)
ASSETS
Current Assets:
     Cash and cash equivalents                                                 $    79,800,904      $  41,363,019
     Accounts receivable                                                            31,757,479         36,836,412
     Other current assets                                                            5,154,163          5,233,884
                                                                               ----------------     --------------
         Total current assets                                                      116,712,546         83,433,315

Property, plant and equipment:
     Land and land improvements                                                        618,972            618,972
     Building                                                                        4,538,304          4,502,638
     Furniture, fixtures and equipment                                              21,920,512         21,020,009
     Leasehold improvements                                                            365,433            324,328
                                                                               ----------------     --------------
     Total property, plant and equipment                                            27,443,221         26,465,947
     Less: Accumulated depreciation                                                 17,286,418         16,075,132
                                                                               ----------------     --------------
         Net property, plant and equipment                                          10,156,803         10,390,815

Goodwill, net                                                                       71,686,995         73,276,965
Intangible assets, net                                                              14,845,904         16,523,290
Other assets                                                                           706,797            846,943
                                                                               ----------------     --------------
         Total assets                                                          $   214,109,045      $ 184,471,328
                                                                               ================     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long term debt                                      $       152,676      $     142,953
     Accounts payable                                                                8,196,727         11,543,665
     Accrued expenses:
         Insurance benefits                                                            341,430          1,559,552
         Salaries, wages and fees                                                      665,608          3,209,031
         Payroll and other taxes                                                       266,022            357,029
         Income taxes payable                                                          114,210          5,033,946
         Discontinued operations                                                       288,199            293,736
         Other                                                                       3,878,679          5,217,684
                                                                               ----------------     --------------
         Total current liabilities                                                  13,903,551         27,357,596

Long term debt, less current maturities                                              3,217,986         65,307,047
Deferred income taxes                                                                1,596,270          1,911,027
Minority interest                                                                      181,410            203,962

Stockholders' equity:
     Common stock, par value $.04 per share; authorized 240,000,000                  2,682,899          2,335,642
         shares issued 67,072,474 in 2000 and 58,391,052 in 1999.
     Additional paid-in capital                                                    133,450,488         36,357,092
     Retained earnings                                                              63,598,851         51,971,602
                                                                               ----------------     --------------
                                                                                   199,732,238         90,664,336
     Less: Treasury stock at cost, 578,664 shares in 2000 and 208,664 in 1999        4,522,410            972,640
                                                                               ----------------     --------------
     Total stockholders' equity                                                    195,209,828         89,691,696
                                                                               ----------------     --------------
         Total liabilities and stockholders' equity                            $   214,109,045      $ 184,471,328
                                                                               ================     ==============


See accompanying notes to unaudited consolidated financial statements.

                               Hooper Holmes, Inc.
                        Consolidated Statements Of Income
                                   (unaudited)


                                                              Three months ended                   Six months ended
                                                                   June 30,                            June 30,
                                                     ----------------------------------    ----------------------------------
                                                           2000               1999               2000              1999
                                                     ---------------   ----------------    ---------------    ---------------
Revenues                                             $   67,581,280    $    54,471,840     $  153,353,959     $  107,411,260
Cost of operations                                       48,859,666         37,539,973        108,832,996         73,430,305
                                                     ---------------   ----------------    ---------------    ---------------
    Gross profit                                         18,721,614         16,931,867         44,520,963         33,980,955
Selling, general and administrative expenses             11,982,483          8,499,170         23,610,219         17,069,585
                                                     ---------------   ----------------    ---------------    ---------------
    Operating income                                      6,739,131          8,432,697         20,910,744         16,911,370
Other income (expense):
    Interest expense                                       (233,022)            (9,953)        (1,152,749)           (19,481)
    Interest income                                       1,206,801            233,258          1,849,384            438,735
    Other Income, net                                       419,767             23,054            380,554             26,240
                                                     ---------------   ----------------    ---------------    ---------------
                                                          1,393,546            246,359          1,077,189            445,494
                                                     ---------------   ----------------    ---------------    ---------------
Income before income taxes                                8,132,677          8,679,056         21,987,933         17,356,864
                                                     ---------------   ----------------    ---------------    ---------------
Income taxes                                              3,468,000          3,858,000          9,426,000          7,785,000
                                                     ---------------   ----------------    ---------------    ---------------
Net income                                           $    4,664,677    $     4,821,056     $   12,561,933     $    9,571,864
                                                     ===============   ================    ===============    ===============

Earnings per share:
    Basic                                                      0.07               0.08               0.20               0.17
    Diluted                                          $         0.07    $          0.08     $         0.19     $         0.16
                                                     ===============   ================    ===============    ===============
Weighted average number of shares: (1)
    Basic                                                66,497,164         57,490,132         63,721,028         57,138,750
    Diluted                                              70,325,995         61,480,354         67,639,877         61,024,832
                                                     ===============   ================    ===============    ===============


(1)  Adjusted to reflect a two for one stock split effective April 26, 2000.


See accompanying notes to unaudited consolidated financial statements.

                               Hooper Holmes, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                   Six months ended June 30,
                                                                               ----------------------------------
                                                                                      2000                1999
                                                                               ----------------     -------------
Cash flows from operating activities:
    Net income                                                                 $    12,561,933      $  9,571,864
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                  4,512,233         2,169,226
      Minority interest                                                                      0          (114,686)
      Deferred tax benefit                                                            (314,757)         (337,256)
      Issuance of stock awards                                                         153,750            64,050
      Loss on sale of fixed assets                                                      17,278                 0
    Change in assets and liabilities:
      Accounts receivable                                                            5,078,933        (5,218,332)
      Other current assets                                                             219,867          (467,694)
      Accounts payable and accrued expenses                                         (6,847,321)         (658,128)
                                                                               ----------------     -------------
    Net cash provided by operating activities                                       15,381,916         5,009,044
                                                                               ----------------     -------------

Cash flows from investing activities:
    Business acquisition, net of cash acquired                                               0          (273,307)
    Capital expenditures                                                            (1,028,142)         (960,040)
                                                                               ----------------     -------------
    Net cash used in investing activities                                           (1,028,142)       (1,233,347)
                                                                               ----------------     -------------

Cash flows from financing activities:
    Issuance of long term debt                                                               0           100,000
    Principal payments on long term debt                                           (62,079,338)         (100,000)
    Proceeds from offering of common stock, net                                     86,963,634                 0
    Proceeds from employee stock purchase plan                                         680,738           551,718
    Proceeds related to the exercise of stock options                                3,003,531         1,511,311
    Treasury stock acquired                                                         (3,549,770)                0
    Dividends paid                                                                    (934,684)         (714,085)
                                                                               ----------------     -------------
    Net cash provided by financing activities                                       24,084,111         1,348,944
                                                                               ----------------     -------------

Net increase in cash and cash equivalents                                           38,437,885         5,124,641
Cash and cash equivalents at beginning of year                                      41,363,019        29,752,361
                                                                               ----------------     -------------
Cash and cash equivalents at end of period                                     $    79,800,904      $ 34,877,002
                                                                               ================     =============



See accompanying notes to unaudited consolidated financial statements.

                               HOOPER HOLMES, INC

              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2000


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

The results of operations for the three and six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.


Note 2: Net Income Per Common Share

Basic net income per common share equals net income divided by weighted average common shares outstanding during the period. Diluted net income per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents (3,828,831 and 3,990,222 for the three months ended and 3,918,849 and 3,886,082 for the six months ended June 30, 2000 and 1999, respectively) are shares assumed to be issued if outstanding stock options were exercised. All appropriate share and per share amounts have been restated for the April 26, 2000 two for one stock split.


Note 3: Capital Stock


The Company declared a two for one stock split effective April 26, 2000.

The net tax benefit derived from the exercise of stock options was $6.6 million for the six months ended June 30, 2000. Options exercised for the six months ended June 30, 2000 were 1,207,300 shares.

On May 30, 2000, the Board of Directors authorized the repurchase of 2.5 million shares of the Company's common stock during this calendar year for an aggregate purchase price not to exceed $25 million. For the period ended June 30, 2000, the Company purchased 370,000 shares for a total cost of $3.5 million.

                                     Item 2
                               HOOPER HOLMES, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

Results of Operation -    Three months ended June 30, 2000 compared to
                          Three months ended June 30, 1999

Revenues for the second quarter of 2000 increased 24% to $67.6 million from $54.5 million for the second quarter of 1999. This growth resulted from a 23.0% increase in the number of paramedical examinations performed to 829,000 from 674,000, and is the result of the acquisition of Paramedical Services of America, Inc. (PSA) on November 1, 1999, an increase in services performed per examination, an increase in the number of Infolink reports to 96,000 from 91,000 and a modest price increase. The increase in Infolink reports resulted from management reemphasizing branch generation of Infolink reports. The Company believes that "Triple X", the one time regulatory amendment affecting the insurance industry, appears to have resulted in a revenue shift from the second quarter of 2000 into the first quarter of 2000.

The Company's cost of operations for the second quarter of 2000 totaled $48.9 million compared to $37.5 million for the second quarter of 1999. Cost of operations as a percentage of revenues increased to 72.3% for the second quarter of 2000 from 68.9% for the second quarter of 1999. This percentage increase is primarily due to higher direct costs associated with contractor affiliate revenue acquired as a result of the PSA acquisition, higher branch operating expenses incurred to meet the volume increase experienced in the first quarter of 2000, and our efforts to bring PSA's cost structure in line with Hooper Holmes' is taking longer than previously anticipated.

Selling, general and administrative expenses totaled $ 12.0 million for the second quarter of 2000 compared to $ 8.5 million for the second quarter of 1999, and as a percentage of revenue totaled 17.7% compared to 15.6%, respectively. This dollar increase is attributable to certain charges associated with the acquisition of PSA, (largely amortization of goodwill and intangibles), and additional corporate resources needed to handle the increased business as a result of the PSA acquisition.

Accordingly, the Company's operating income decreased to $6.7 million from $8.4 million and as a percentage of revenues, decreased to 10.0% from 15.5% for the second quarter of 2000 compared to the second quarter of 1999.

The effective tax rate was 43% and 45% for the quarters ended June 30, 2000 and 1999, respectively. The decrease is the result of increased profitability which lessened the impact of non-tax deductible goodwill amortization from a 1995 acquisition.

Interest expense increased to $.2 million for the second quarter of 2000, as a result of the borrowings against the Company's term loan, used to finance the acquisition of PSA. Interest income increased to $1.2 million, due to higher levels of invested funds. Other income, net, includes a one-time pre-tax gain realized from the sale of securities owned by the Company in the amount of $.4 million.

Net income and net income per share for the second quarter of 2000 were $4.7 million or $.07 per diluted share versus $4.8 million or $.08 per diluted share for the second quarter of 1999. Average diluted shares for the respective periods were 70,325,995 and 61,480,354.

                               HOOPER HOLMES, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

Results of Operation -    Six months ended June 30, 2000 compared to
                          Six months ended June 30, 1999

Revenues for the six months ended June 30, 2000 increased 42.8% to $153.4 million from $107.4 million for the six months ended June 30, 1999. This growth resulted from a 40.4% increase in the number of paramedical examinations performed to 1,883,000 from 1,342,000 and is the result of the acquisition of Paramedical Services of America, Inc. (PSA) on November 1, 1999, a one time positive impact from revenue generated due to a life insurance regulatory phenomenon referred to as "Triple X," which appears to have caused a rush to buy certain policies before a rate increase or change in premium structure went into effect, and has resulted in a revenue shift from the second quarter of 2000 into the first quarter of 2000 an increase in services performed per examination, an increase in the number of Infolink reports to 205,000 from 172,000 and a modest price increase. The increase in Infolink reports resulted from management reemphasizing branch generation of Infolink reports.

The Company's cost of operations for the six month's ended June 30, 2000 totaled $108.8 million compared to $73.4 million for the six months ended June 30, 1999. Cost of operations as a percentage of revenues, increased to 71.0% for the six months ended June 30, 2000 from 68.4% for the six months ended June 30, 1999. This percentage increase is primarily due to higher direct costs associated with contractor affiliate revenue acquired as a result of the PSA acquisition, and higher branch operating expenses incurred in the first quarter of 2000, to meet the increased volume associated with the "Triple X" phenomenon.

Selling, general and administrative expenses totaled $23.6 million for the six months ended June 30, 2000 compared to $ 17.1 million for the six months ended June 30, 1999, and as a percentage of revenue totaled 15.4% compared to 15.9%, respectively. This dollar increase is attributable to certain charges associated with the acquisition of PSA, (largely amortization of goodwill and intangibles), and additional corporate resources needed to handle the increased business as a result of the PSA acquisition.

Accordingly, the Company's operating income improved to $20.9 million from $16.9 million and as a percentage of revenues, decreased to 13.6% from 15.7% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

The effective tax rate was 43% and 45% for the six months ended June 30, 2000 and 1999, respectively. The decrease is the result of increased profitability which lessened the impact of non-tax deductible goodwill amortization from a 1995 acquisition.

Interest expense increased to $1.2 million for the six months ended June 30, 2000, as a result of the borrowings against the Company's term loan, used to finance the acquisition of PSA. Interest income increased to $1.8 million, due to higher levels of invested funds. Other income, net, includes a one time pre-tax gain realized from the sale of securities owned by the Company of $.4 million.

Net income and net income per share for the six months ended June 30, 2000 were $12.6 million or $.19 per diluted share versus $9.6 million or $.16 per diluted share for six months ended June 30, 1999. Average diluted shares for the respective periods were 67,639,877 and 61,024,832.

Liquidity and Financial Resources

The Company's primary sources of cash are internally generated funds and cash and cash equivalents, as well as the company's bank credit facility.

Net cash provided by operating activities for the six months ended June 30, 2000 was $15.4 million compared to $5.0 million for the six month's ended June 30, 1999. The significant sources were net income of $12.6 million, $4.5 million of depreciation and amortization, a $5.1 million decrease in accounts receivable, and was offset by a $6.8 million decrease in accounts payable and accrued expenses.

Days Sales Outstanding (DSO) for the six months ended June 30, 2000 was 42.3 days, compared to 54.5 days for the year ended December 31, 1999.

As of June 30, 2000, the Company has outstanding borrowings against the term loan in the amount of $3 million, and has no borrowings against the $35 million revolving loan.

The Company's current ratio at the end of June 2000 stood at 8.4:1 as compared to 3.0:1 at December 31, 1999. Inflation has not, nor is it expected to have a material impact on the Company's financial results in 2000 and there have been no material commitments for capital expenditures.

On May 30, 2000, the Board of Directors authorized the repurchase of 2.5 million shares of the Company's common stock during this calendar year for an aggregate purchase price not to exceed $25 million. For the period ended June 30, 2000, the Company purchased 370,000 shares for a total cost of $3.5 million.

Dividends declared in January and April 2000 were declared at $.0075 per share. At its board meeting of July 25, 2000, the company declared a quarterly dividend of $.0075 per share.

Management believes that the combination of cash and cash equivalents, other working capital sources, and borrowings under the Company's credit facility along with the anticipated cash flows from operations, will provide sufficient capital resources for the foreseeable future.

PART II - Other Information


Item 4: Submission of Matters to a vote of Security Holders

At the Company's Annual Meeting of Shareholders on May 23, 2000, the shareholders elected John E. Nolan and Quentin J. Kennedy to serve as directors until the 2003 Annual Meeting, and ratified the selection of KPMG LLP to serve as the Company's independent auditors for 2000.

The chart below names each director nominated for election by the shareholders at the 2000 Annual Meeting, the number of votes cast for, against or withheld and the number of broker nonvotes with respect to each such person:

                                          Votes Cast                      Broker
Nominee                        For          Against       Withheld      Nonvotes
-------                       ------------------------------------      --------
John E. Nolan                 26,915,446       -         1,637,788          0

Quentin J. Kennedy            27,928,498       -           624,736          0


The name of each director whose term of office as a director continued after the annual meeting is as follows:

                       James M. McNamee
                       Kenneth R. Rossano
                       Benjamin A. Currier
                       Elaine L. Rigolosi
                       G. Earle Wight



With respect to the ratification of KPMG LLP as independent auditors, the number of votes cast was 28,259,887 For, 272,965 Against, 20,382 Abstained and 0 Broker Nonvotes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Hooper Holmes, Inc.


Dated:  August 14, 2000



                                            BY:  /s/ James M. McNamee
                                               ---------------------------------
                                                     James M. McNamee
                                                     Chairman, President and
                                                     Chief Executive Officer



                                            BY:  /s/ Fred Lash
                                               ---------------------------------
                                                     Fred Lash
                                                     Senior Vice President
                                                     Chief Financial Officer &
                                                     Treasurer