Form 10-Q
period 2000-09-30
HOOPER HOLMES INC
filed 2000-11-13
CIK 741815

                                   FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2000

Commission File No. 1-9972

                               Hooper Holmes, Inc.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


New York                                          22-1659359
---------------------------------------           ------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification Number)

170 Mt. Airy Rd., Basking Ridge, NJ               07920
---------------------------------------           ------------------------------
(Address of principal executive office)           (Zip Code)


Registrant's telephone number, including area code:  (908) 766-5000


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


                 Yes    X              No
                      -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                            Outstanding at September 30, 2000
------------------------------             -------------------------------------
Common stock, $.04 par value                              66,047,810

                     HOOPER HOLMES, INC. AND SUBSIDIARIES


                                     INDEX


                                                                        Page No.
                                                                        --------

PART I - Financial Information

         ITEM 1 - Financial Statements

              Consolidated Balance Sheets                                   1
                  as of September 30, 2000 and
                  December 31, 1999

              Consolidated Statements of Income                             2
                  for the Three and Nine Months Ended
                  September 30, 2000 and 1999

              Consolidated Statements of Cash Flows                         3
                  for the Nine Months Ended
                  September 30, 2000 and 1999

              Notes to Unaudited Consolidated
                  Financial Statements                                      4


         ITEM 2 - Management's Discussion and Analysis                  5,6,7
                    of Financial Condition and Results
                    of Operations


PART II - Other Information



         ITEM 6 - Exhibits and Reports on Form 8-K
                           Exhibit 27                                       -

                               Hooper Holmes, Inc.
                           Consolidated Balance Sheets

                                                                                09/30/00                 12/31/99
                                                                          ---------------------     --------------------
                                                                              (unaudited)                (audited)
ASSETS
Current Assets:
     Cash and cash equivalents                                            $         78,325,113      $        41,363,019
     Accounts receivable                                                            30,173,161               36,836,412
     Other current assets                                                            6,008,256                5,233,884
                                                                          ---------------------     --------------------
         Total current assets                                                      114,506,530               83,433,315

Property, plant and equipment:
     Land and land improvements                                                        618,972                  618,972
     Building                                                                        4,540,898                4,502,638
     Furniture, fixtures and equipment                                              21,762,806               21,020,009
     Leasehold improvements                                                            371,617                  324,328
                                                                          ---------------------     --------------------
     Total property, plant and equipment                                            27,294,293               26,465,947
     Less: Accumulated depreciation                                                 17,545,184               16,075,132
                                                                          ---------------------     --------------------
         Net property, plant and equipment                                           9,749,109               10,390,815

Goodwill, net                                                                       70,892,010               73,276,965
Intangible assets, net                                                              14,007,211               16,523,290
Other assets                                                                           573,211                  846,943
                                                                          ---------------------     --------------------
         Total assets                                                     $        209,728,071      $       184,471,328
                                                                          =====================     ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long term debt                                 $            152,676      $           142,953
     Accounts payable                                                                7,468,754               11,543,665
     Accrued expenses:
         Insurance benefits                                                            493,839                1,559,552
         Salaries, wages and fees                                                    1,158,635                3,209,031
         Payroll and other taxes                                                       356,106                  357,029
         Income taxes payable                                                                -                5,033,946
         Discontinued operations                                                       287,658                  293,736
         Other                                                                       2,016,235                5,217,684
                                                                          ---------------------     --------------------
         Total current liabilities                                                  11,933,903               27,357,596

Long term debt, less current maturities                                              3,279,817               65,307,047
Deferred income taxes                                                                1,438,892                1,911,027
Minority interest                                                                      135,085                  203,962

Stockholders' equity:
     Common stock, par value $.04 per share; authorized 240,000,000                  2,696,779                2,335,642
         shares issued 67,419,474 in 2000 and 58,391,052 in 1999
     Additional paid-in capital                                                    135,242,339               36,357,092
     Retained earnings                                                              66,989,247               51,971,602
                                                                          ---------------------     --------------------
                                                                                   204,928,365               90,664,336
     Less: Treasury stock at cost, 1,371,664 shares in 2000
         and 208,664 in 1999                                                        11,987,991                  972,640
                                                                          ---------------------     --------------------
     Total stockholders' equity                                                    192,940,374               89,691,696
                                                                          ---------------------     --------------------
         Total liabilities and stockholders' equity                       $        209,728,071      $       184,471,328
                                                                          =====================     ====================

  See accompanying notes to unaudited consolidated financial statements.

                               Hooper Holmes, Inc.
                        Consolidated Statements Of Income
                                   (unaudited)

                                                           Three months ended                          Nine months ended
                                                              September 30,                              September 30,
                                                -----------------------------------------------------------------------------------
                                                       2000                  1999                 2000                  1999
                                                -----------------    -----------------    -------------------   -------------------
Revenues                                        $     61,270,178     $     53,830,084     $      214,624,137    $      161,241,344
Cost of operations                                    44,699,923           37,752,753            153,532,920           111,183,059
                                                -----------------    -----------------    -------------------   -------------------
    Gross profit                                      16,570,255           16,077,331             61,091,217            50,058,285
Selling, general and administrative expenses          10,881,505            7,752,361             34,491,723            24,821,945
                                                -----------------    -----------------    -------------------   -------------------
    Operating income                                   5,688,750            8,324,970             26,599,494            25,236,340
Other income (expense):
    Interest expense                                     (68,893)             (10,466)            (1,221,642)              (29,947)
    Interest income                                    1,189,409              309,984              3,038,793               748,719
    Other Income (expense), net                           (6,872)             119,122                373,681               145,363
                                                -----------------    -----------------    -------------------   -------------------
                                                       1,113,644              418,640              2,190,832               864,135
                                                -----------------    -----------------    -------------------   -------------------
Income before income taxes                             6,802,394            8,743,610             28,790,326            26,100,475
                                                -----------------    -----------------    -------------------   -------------------
Income taxes                                           2,915,000            3,754,000             12,341,000            11,539,000
                                                -----------------    -----------------    -------------------   -------------------
Net income                                      $      3,887,394     $      4,989,610     $       16,449,326    $       14,561,475
                                                =================    =================    ===================   ===================

Earnings per share:
    Basic                                                   0.06                 0.09                   0.25                  0.25
    Diluted                                     $           0.06     $           0.08     $             0.24    $             0.24
                                                =================    =================    ===================   ===================
Weighted average number of shares: (1)
    Basic                                             66,120,725           57,786,140             64,526,766            57,356,918
    Diluted                                           69,425,058           61,799,940             68,234,937            61,283,202
                                                =================    =================    ===================   ===================

(1) Adjusted to reflect a two for one stock split effective April 26, 2000.

See accompanying notes to unaudited consolidated financial statements.

                               Hooper Holmes, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                        Nine months ended September 30,
                                                                               --------------------------------------------------
                                                                                       2000                        1999
                                                                               ----------------------     -----------------------
Cash flows from operating activities:
    Net income                                                                 $          16,449,326      $           14,561,475
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                        6,799,556                   3,228,746
      Minority interest                                                                      (68,877)                   (182,680)
      Deferred tax benefit                                                                  (472,135)                   (505,885)
      Issuance of stock awards                                                               153,750                      64,050
      Loss on sale of fixed assets                                                            33,137                           0
    Change in assets and liabilities:
      Accounts receivable                                                                  6,663,251                  (6,278,378)
      Other current assets                                                                  (500,640)                 (1,130,073)
      Income tax receivable                                                                        0                       7,408
      Accounts payable and accrued expenses                                               (8,358,396)                    919,384
                                                                               ----------------------     -----------------------
    Net cash provided by operating activities                                             20,698,972                  10,684,047
                                                                               ----------------------     -----------------------

Cash flows from investing activities:
    Business acquisition, net of cash acquired                                                     0                    (384,197)
    Capital expenditures                                                                  (1,289,953)                 (1,197,652)
                                                                               ----------------------     -----------------------
    Net cash used in investing activities                                                 (1,289,953)                 (1,581,849)
                                                                               ----------------------     -----------------------

Cash flows from financing activities:
    Issuance of long term debt                                                               100,000                     100,000
    Principal payments on long term debt                                                 (62,117,507)                   (100,000)
    Proceeds from offering of common stock, net                                           86,828,696                           0
    Proceeds from employee stock purchase plan                                               680,738                     551,718
    Proceeds related to the exercise of stock options                                      4,508,180                   2,215,595
    Treasury stock acquired                                                              (11,015,351)                          0
    Dividends paid                                                                        (1,431,681)                 (1,074,471)
                                                                               ----------------------     -----------------------
    Net cash provided by financing activities                                             17,553,075                   1,692,842
                                                                               ----------------------     -----------------------

Net increase in cash and cash equivalents                                                 36,962,094                  10,795,040
Cash and cash equivalents at beginning of year                                            41,363,019                  29,752,361
                                                                               ----------------------     -----------------------
Cash and cash equivalents at end of period                                     $          78,325,113      $           40,547,401
                                                                               ======================     =======================

    See accompanying notes to unaudited consolidated financial statements.

                              HOOPER HOLMES, INC.

             Notes to Unaudited Consolidated Financial Statements
                               September 30, 2000


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

The results of operations for the three and nine month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.


Note 2:      Net Income Per Common Share

"Basic" net income per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" net income per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents (3,304,333 and 4,013,800 for September 30, 2000 and 1999,
respectively) are shares assumed to be issued if outstanding stock options were exercised. All appropriate share and per share amounts have been restated for the April 26, 2000 stock split.


Note 3:      Capital Stock

The Company declared a two for one stock split effective April 26, 2000.

The net tax benefit derived from the exercise of stock options was $7.1 million, for the nine months ended September 30, 2000. Options exercised during the third quarter 2000 were 347,000 shares.

On May 30, 2000, the Board of Directors authorized the repurchase of 2.5 million shares of the Company's common stock during this calendar year for an aggregate purchase price not to exceed $ 25 million. For the period ended September 30, 2000, the Company purchased 1,163,000 shares for a total cost of $ 11.0 million.


Note 4:      Legal Matters

The Company is a party to a number of legal actions arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defense and/or insurance coverage respecting each of these actions and does not believe their ultimate disposition will materially affect the Company's consolidated results of operations or financial position.

                                    Item 2
                              HOOPER HOLMES, INC
                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations - Three months ended September 30, 2000 compared to
                        Three months ended September 30, 1999

Revenues for the third quarter of 2000 were $61.3 million compared to $53.8 million for the third quarter of 1999, an increase of 14%. This growth resulted from a 17.0% increase in the number of paramedical examinations performed to 767,000 from 657,000 and is the result of the acquisition of Paramedical Services of America, Inc. (PSA) on November 1, 1999, an increase in services performed per examination, an increase in the number of Infolink reports to 102,000 from 87,000 and a modest price increase. The increase in Infolink reports resulted from management reemphasizing branch generation of Infolink reports.

The Company's cost of operations for the third quarter of 2000 totaled $44.7 million compared to $37.8 million for the third quarter of 1999. Cost of operations as a percentage of revenues, increased to 73.0% for the third quarter of 2000 from 70.1% for the third quarter of 1999. This percentage increase is primarily due to higher direct costs associated with contractor affiliate revenue as a result of the PSA acquisition and higher branch operating expenses incurred to meet the volume increase experienced in the first quarter of 2000, and our efforts to bring PSA's cost structure in line with Hooper Holmes' is taking longer than previously anticipated.

Selling, general and administrative expenses totaled $10.9 million for the third quarter of 2000, compared to $7.8 million for the third quarter of 1999, and as a percentage of revenue totaled 17.8% compared to 14.4%, respectively. This dollar increase is attributable to certain charges associated with the acquisition of PSA, (largely amortization of goodwill and intangibles), and additional corporate resources needed to handle the increased business as a result of the PSA acquisition.

Accordingly, the Company's operating income decreased to $5.7 million from $8.3 million and as a percentage of revenues, decreased to 9.3% from 15.5% for the third quarter of 2000 compared to the third quarter of 1999.

The effective tax rate was 43% for the quarters ended September 30, 2000 and 1999.

Interest income increased to $1.2 million, due to higher levels of invested funds.

Net income and net income per share for the third quarter of 2000 were $3.9 million or $.06 per share on a diluted basis versus $5.0 million or $0.08 per share for the third quarter of 1999. Weighted average diluted shares for the respective periods were 69,425,058 and 61,799,940.

                              HOOPER HOLMES, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
Results of Operations - Nine months ended September 30, 2000 compared to
                        Nine months ended September 30, 1999

Revenues for the nine months ended September 30, 2000 were $214.6 million compared to $161.2 million for the nine months ended September 30, 1999, an increase of 33%. This growth resulted from a 33% increase in the number of paramedical examinations performed to 2,650,000 from 1,999,000 and is the result of the acquisition of Paramedical Services of America, Inc. (PSA) on November 1, 1999, a one time positive impact from revenue generated due to a life insurance regulatory phenomenon referred to as "Triple X," which appears to have caused a rush in early 2000 to buy certain policies before a rate increase or change in premium structure went into effect, an increase in services performed per examination, an increase in the number of Infolink reports to 307,000 from 260,000 and a modest price increase. The increase in Infolink reports resulted from management reemphasizing branch generation of Infolink reports.

The Company's cost of operations for the nine months ended September 30, 2000 totaled $153.5 million compared to $111.2 million for the nine months ended September 30, 1999. Cost of operations as a percentage of revenues, increased from 69.0% for the nine months ended September 30, 1999 to 71.5% for the nine months ended September 30, 2000. This percentage increase is primarily due to higher costs associated with contractor affiliate revenue required as a result of the PSA acquisition, and higher branch operating expenses incurred in the first quarter of 2000, to meet the increased volume associated with the "Triple X" phenomenon.

Selling, general and administrative expenses totaled $34.5 million as compared to $24.8 million for the nine months ended September 30, 2000 and 1999, respectively, and as a percentage of revenue totaled 16.1% compared to 15.4%. This dollar increase is attributable to certain charges associated with the acquisition of PSA, (largely amortization of goodwill and intangibles), and additional corporate resources needed to handle the increased business as a result of the PSA acquisition.

Accordingly, the Company's operating income improved to $26.6 million from $25.2 million and as a percentage of revenues, decreased to 12.4% from 15.7% for the nine months ended September 30, 2000, and 1998, respectively.

Interest expense increased to $1.2 million for the nine months ended September 30, 2000, as a result of the borrowings against the Company's term loan, used to finance the acquisition of PSA. Interest income increased to $3.0 million, due to higher levels of invested funds

Net income and net income per share for the nine months ended September 30, 2000 were $16.4 million or $.24 per diluted share, versus $14.6 million or $.24 per share for the nine months ended September 30, 1999. Average diluted shares for the respective periods were 68,234,937 and 61,283,202.

The effective tax rate was 43% and 44% for the nine months ended September 30, 2000 and 1999, respectively. The decrease is the result of increased profitability which lessened the impact of non-tax deductible goodwill amortization from a 1995 acquisition.

Liquidity and Financial Resources


The Company's primary sources of cash are internally generated funds and cash and cash equivalents, as well as the company's bank credit facility.

Net cash provided by operating activities for the nine months ended September 30, 2000 was $20.7 million compared to $10.7 million for the nine month's ended September 30, 1999. The significant sources for the nine months ended September 30, 2000 were net income of $16.5 million, $6.8 million of depreciation and amortization, a $6.7 million decrease in accounts receivable, and was offset by an $8.4 million decrease in accounts payable and accrued expenses.

Days Sales Outstanding (DSO) for the nine months ended September 30, 2000 was
40.0 days, compared to 54.5 days for the year ended December 31, 1999.

As of September 30, 2000, the Company has outstanding borrowings against the term loan in the amount of $ 3 million, and has no borrowings against the $ 35 million revolving loan.

The Company's current ratio at the end of September 2000 stood at 9.6:1 as compared to 3.0:1 at December 31, 1999. Inflation has not, nor is it expected to have a material impact on the Company's financial results in 2000 and there have been no material commitments for capital expenditures.

On May 30, 2000, the Board of Directors authorized the repurchase of 2.5 million shares of the Company's common stock during this calendar year for an aggregate purchase price not to exceed $ 25 million. For the period ended September 30, 2000, the Company purchased 1,163,000 shares for a total cost of $ 11.0 million.

Dividends paid in February, May and August 2000 were $.0075 per share. At its board meeting of October 24, 2000, the company declared a quarterly dividend of $.0075 per share.

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


Dated: November 13, 2000



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