Form 10-K405
period 2000-12-31
HOOPER HOLMES INC
filed 2001-04-02
CIK 741815

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

      For the fiscal year ended December 31, 2000.

                         Commission file number: 1-9972
                         ------------------------------

                               HOOPER HOLMES, INC.
             (Exact name of Registrant as specified in its charter)

            New York                                         22-1659359
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

         170 ML Airy Road
         Basking Ridge, NJ                                     07920
(Address of principal executive offices)                     (Zip Code)

                            Area Code (908) 766-5000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

================================================================================
                                               Name of Each Exchange
      Title of Each Class                       on Which Registered
- --------------------------------------------------------------------------------
Common Stock (5.04 par value)                 American Stock Exchange
================================================================================

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229,4O5 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |X|

      As of February 28, 2001, there were 65,171,810 shares of Common Stock outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on the closing price of these shares on the American Stock Exchange, was $ 494,607.856 based on 61,825,982 shares. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

      Certain information contained in the Company's 2000 Annual Report to Shareholders and its Proxy Statement in connection with its 2001 Annual Meeting of Shareholders is incorporated by reference into Parts I, It and III of this Form 10-K.

================================================================================

                                    FORM 10K

                                     PART I

ITEM 1. Business

General

      Hooper Holmes is the nation's leading provider of health information services to the life insurance industry. We provide paramedical and medical examinations, personal health interviews and record collection, and laboratory testing, which help life insurance companies evaluate the risks associated with underwriting policies. We serve our customers through our network of over 8,500 registered nurses, licensed practical nurses, physicians, phlebotomists and medical and EKG technicians, of which approximately 1,000 are employees and 7,500 are active independent contractors. We operate through approximately 230 branch offices and 75 contract affiliate offices located in 50 states, Guam and Puerto Rico. We have over 700 life insurance company customers, and virtually all of the 100 largest in the United States.

Growth Strategy

      Our growth strategy is to enhance our industry leadership position by capitalizing on the industry trends and providing the most comprehensive array of health information services to the life insurance industry. We will pursue this strategy by:

o Continuing our commitment to industry leadership through automation. Insurance companies and insurance agents are demanding faster, more user-friendly services. In response, we have made a substantial investment in technology and we believe we have the most automated branch network and operating system in the industry. Today, customers can handle several examination orders, monitor order status, communicate with our customer service and branch locations, and receive results of personal health interviews. For 2000, we received approximately 40% of all orders electronically. We intend to continue investing in the latest technology to further enhance our services and provide expanded electronic access over the Internet.

o Increasing our focus on alternate distribution channels. Alternate distribution channels represent a rapidly growing segment of the life insurance industry. For the year 2000, alternate distribution channel customers accounted for approximately $51 million or 19% of our gross Portamedic revenues, up approximately 24% from $41 million for the same period in 1999. We believe that our geographic coverage and level of automation position us to provide the level of support that alternate distribution channels require. We have aggressively pursued sales to entities using these channels and are currently establishing alliances that in many cases have resulted in exclusive relationships with them.

o Leveraging our national branch network. Our national branch network provides us with a broad geographical coverage capable of providing local service for insurance companies. agents and brokers across the entire United States. This coverage positions us to become the preferred provider of health information services to a consolidating life insurance industry. We believe that our branch network and technological infrastructure enable us to significantly increase the volume of our services with only a marginal increase in our branch operating costs.

o Continuing to pursue strategic acquisitions. We intend to continue pursuing strategic acquisitions that complement existing services and leverage our existing capabilities. A sizable regional competitor acquisition on the west coast and several small regional competitors have increased our market share and enhanced our ser-vice offerings. Our marketing alliance and equity investment in e-Nable.com allows us to join with its parent company, the MIB Group, to offer complete services through one portal, e-Nable.com.

o Expanding into related lines of business. We are exploring means to enter new lines of business which leverage our existing branch network, service capabilities or customer base. For example, we continue to develop services for pharmaceutical companies engaged in the clinical trials process, including specimen collection and data management. Our exclusive arrangement with DNA Services paved the way for entry into those markets.

Services

Portamedic -- Paramedical and Medical Examinations

      We perform paramedical and medical examinations of insurance policy applicants under the Portamedic trade name and provide the results to insurance companies, agents and other non-traditional insurance marketers in connection with issuance of primarily life insurance policies. We are the leading paramedical and medical examination company in the U.S., having performed approximately 3.4 million exams in the twelve months ended December 31, 2000 up from the 2.9 million performed in 1999.

      Since an insurance applicant may reconsider his or her purchase in the time it takes to deliver examination results, our system is designed to timely deliver application information to the insurance company. We strive to schedule an appointment within 24 to 30 hours of receiving the request and to complete the entire examination process in three to five days, unless the applicant desires a later appointment. Our examiners perform examinations at times and locations convenient to applicants, primarily at the applicant's home or place of business.

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

      Each insurance company has separate guidelines for determining whether an examination is required and the type of services required. The following chart illustrates what a typical insurance company's guidelines might look like for determining the types of examinations and samples collected when our services are requested. Our computer system contains more than 2,000 of these charts for various insurance companies.

                                             Age of Applicant
                        -------------------------------------------------------------
                            18-40          41-50           51-60           61-70
                        -------------------------------------------------------------
          $100,000      Urine, Blood    Paramedical,    Paramedical,    Paramedical
          and under                     Urine, Blood    Urine, Blood    Urine, Blood,
                                                                        Resting EKG
                        -------------------------------------------------------------
          $100,001-     Paramedical     Paramedical,    Paramedical     Paramedical
          $350,000      Urine, Blood    Urine, Blood    Urine, Blood,   Urine, Blood,
                                                        Resting EKG     Resting EKG
                        -------------------------------------------------------------
Policy    $350,001-     Paramedical     Paramedical     Medical Exam,   Medical Exam,
Amount    $500,000      Urine, Blood    Urine, Blood,   Urine, Blood,   Urine, Blood,
                                        Resting EKG     Stress EKG      Stress EKG
                        -------------------------------------------------------------
          $500,001-     Paramedical     Paramedical     Medical Exam,   Medical Exam,
          $1,000,000    Urine, Blood    Urine, Blood,   Urine, Blood,   Urine, Blood,
                                        Resting EKG     Stress EKG      Stress EKG
                        -------------------------------------------------------------
          $1,000,001    Paramedical     Medical Exam,   Medical Exam,   Medical Exam,
          and up        Urine, Blood,   Urine, Blood,   Urine, Blood,   Urine, Blood,
                        Resting EKG     Stress EKG      Stress EKG      Stress EKG
                        -------------------------------------------------------------

Infolink Services Group -- Personal Health Interviews and Medical Record Collection

      Under the Infolink name, we offer personal health interviews and medical record collection, including attending physician statements, to our customers. Infolink reports are completed through highly automated, centrally located offices. In 2000, we provided approximately 420,000 Infolink reports, up 20% over 1999.

      Infolink reports can be ordered electronically, by fax or by phone. Approximately 50 full-time employees prepare all of the Infolink reports ordered by our customers from call centers in Austin, Texas; Philadelphia. Pennsylvania; and Louisville, Kentucky. These employees interview the applicant, his or her employer; and his or her business and personal associates. The report is then electronically transmitted or faxed to the insurance underwriter at its request. Our information systems allow us to tailor reports for each client's needs and reduce paperwork and turnaround time for our clients. We strive to deliver our Infolink reports back to the insurance company within two to three days from the time of request.

      In addition, life insurance companies may also require attending physician statements. In such cases, either a branch office or our central attending physician statement office in Chicago will contact the applicant's physician, clinic or hospital to request medical records, send a written request with payment and follow-up to confirm delivery of the information.

Heritage Labs

      In December 1998, we acquired a 55% interest in Heritage Labs, a laboratory providing testing services for the life insurance industry. Heritage Labs processes tab tests both for our customers and third-party health information service providers. This acquisition has enabled us to internalize the laboratory testing process and to offer our life insurance customers a one-stop source for their health information service needs. Combined with our existing automation, we believe Heritage Labs allows us to provide a seamless service of processing, gathering and testing health information for our life insurance customers.

      Insurance companies determine which laboratory will process the samples collected from their respective applicants. In 2000, we increased our customer list to over 150 insurance companies. The number of samples tested in 2000 was 339,000 versus 290,000 in 1999.

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

      In late 2000, we began offering Teledex as a licensed product to the insurance industry. After providing tele-underwriting solutions to customers who have outsourced their call centers to us, we now have the technology and support systems necessary to license our innovative product to customers. As our customers strive to improve their efficiency, we believe licensing offers a unique opportunity for Hooper Holmes to further leverage its investments in technology to meet the increasing demands of the evolving life insurance industry."

      In 2000, we began working with Numoda.com, a communications technology company to jointly develop underwriting applications for hand-held devices, such as the Palm Pilot. This program is expected to benefit the insurance industry by delivering examination data to the underwriters within twenty-four hours of completion. The electronic devices will also allow us to communicate more efficiently with our field force by electronically assigning cases and receiving updated statuses on outstanding cases.

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

      We have approximately 75 independent contract affiliates. Contract affiliates perform many of the same functions as our branch offices, but are independently owned and operated. Our contract affiliates provide our Portamedic services in assigned geographical areas throughout the United States and receive orders directly from our customers. Three of our contract affiliates have exclusive rights to provide examination services in areas that are not served by our branch offices. Each contract affiliate is responsible for compensating, training, hiring and supervising all of its personnel and must meet the same quality assurance standards of our branch-es, including necessary credentialing of its examiners. Our contract affiliates use a version of our system software that allows them to bill customers and obtain examination status reports.

Our Automation Systems

      As technology continues to advance the underwriting process, life insurance companies are demanding timely delivery of information from health information service providers. Our automation systems are designed to meet these demands by providing the following benefits.

Electronic Networking Capabilities Between Branch Offices

      We have developed a comprehensive, automated management information system, designed by our field personnel, that is now online in all branch offices, The system connects each branch and the home office, allowing us to send and receive orders, schedule examinations, and instantly and regularly monitor examination request status. The system enables personnel at our corporate headquarters to compile company-wide information regarding quality assurance standards, in addition to administrative, accounting and other management information.

Direct Electronic Links with our Customers

      Many of our customers communicate with us electronically through our Win Remote APS Paramedical Inspection Data (R.A.P.I.D.) system. Customers electronically place orders with us and receive personal interview reports through this system, reducing the turnaround time and cost associated with each order.

      We provide additional automation services to our customers through our Teledex service. Teledex is an automated service providing applicant information to our insurance customers on an expedited basis. When an insurance customer transmits an order through Teledex, a staff member pulls up a customer-specific underwriting questionnaire on his or her computer terminal and begins collecting applicant information, which includes a telephone interview with the applicant. Teledex has over 1,600 different, customer-specific underwriting questionnaires in its system, which enables us to provide customized reports for each customer in a matter of hours. This process is valuable to our customers because it allows them to been the underwriting process upon receipt of our Teledex report, rather than waiting for an examiner to perform the examination, collect the data and then return the report and examination results. Teledex additionally receives and handles orders for attending physician statements.

      These customer links are designed to reduce paperwork, turnaround time and the chance that the insurance applicant will reconsider his or her buying decision by the time results are gathered.

Internet-based Ordering and Monitoring

      In addition to accessing Win R.A.P.I.D., customers can conduct business with us online through the Internet. Our online service enables customers to place orders and instantly and regularly monitor the status of a particular examination request. The benefits of this service to the customer are faster processing, 24-hour access, and easy order tracking. Customers gain access to our Portamedic Web site using a secure password. The status of exams is updated at the close of each business day and made available to the customer at the beginning of the next business day. The Internet has improved our customer service and has also lowered our processing costs by reducing the human interaction in the ordering process. This service is intended to complement telephone contact between our branches and insurance customers, and it provides an additional level of service that many of our customers desire. Management believes that we are the only health information services provider to offer this online service. Non-traditional insurance marketers, who employ a direct response approach to selling insurance products, particularly depend upon our ability to expedite their requests for service. Approximately 30% of our alternate distribution channel orders were placed through the Internet in 2000.

Investment in e-Nable.com

      In December 2000, Hooper Holmes and e.Nable.com Corporation, entered into a marketing agreement (concurrent with an equity investment) that will allow insurance carrier customers to order and receive all the requirements for life and health insurance underwriting from a single source. e-Nable.com, a subsidiary of MIB Group, is a leader in e-commerce solutions for life and health insurance underwriting. The exclusive agreement is expected to significantly enhance the transaction time in the life and health insurance underwriting process, increase revenue and decrease acquisition costs. As a result, we are able to provide the life and health insurance industry unprecedented speed and accuracy in submitting, underwriting, and issuing insurance policies.

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

      At the corporate headquarters level, quality assurance specialists monitor examiner performance twice each year through detailed statistical analyses of examination accuracy and reporting methodology, A quality assurance log created monthly by the corporate office tracks errors and problems with examinations and examiners, including lab errors, omissions on forms and misdirected transmission of results. The quality assurance specialists regularly evaluate examination procedures and consult with our insurance customers to address any specific problems and, where appropriate, suggest revisions to improve examination procedures and reports.

      We hire and contract with properly trained, experienced examiners. In addition, we have developed a database of over 1,000 credentialed physicians who are approved to perform medical examinations for our customers.

Sales and Marketing

      We market Portamedic and Infolink health information services on a national level through seven full-time sales representatives who call on senior underwriting executives at the home offices of insurance companies. Two of these sales representatives call exclusively on entities that distribute through alternate distribution channels. We serve approximately 700 life insurance companies, including their extensive network of agency, district. and brokerage offices. National sales representatives promote our consistently high quality of service and rapid response time to examination requests and are responsible for maintaining our position on each insurance company's approved list of examination providers. We regularly attend and occasionally sponsor customer conferences to provide national sales representatives with opportunities to further develop key relationships.

      At the local level, branch managers, and in certain offices, additional marketing personnel, market our services directly to the local insurance agents and managers, who have the authority to select examination providers from the list approved by the insurance companies' home offices. These local marketing efforts high.

light the quality of our examiners and the speed and accuracy of our services, including the ability of each branch to quickly ascertain the status of each service request through our automated branch management information system.

Competition

      Management believes that we are the largest of the three national firms that focus primarily on providing paramedical and medical examinations, personal interviews and record collection to the life insurance industry. Our largest competitors are Examination Management Services, Inc., American Para Professional Systems and Exam One, a subsidiary of Lab One (Labs). A significant number of regional and local firms also compete in our industry. Through our Heritage Labs subsidiary we also compete with laboratory testing providers, who typically do not provide other health information services such as paramedical and medical examinations, personal interviews and record collection.

      Although we have exclusive relationships with a small number of our customers, companies traditionally use two or more health information services providers. This means we face direct competition from our competitors who have existing relationships with many of our customers. Our ability to retain customers will depend on our continued ability to serve their needs and distinguish ourselves from our competitors. In management's opinion, the principal competitive factors in our market are:

o     quality of service and examinations;

o     timeliness of examination process and communication of results;

o     geographic breadth of coverage;

o automation and connectivity between health information providers and insurers; and

o     price.

      More recently, technological capabilities have become much more important to meeting our customers' needs. We are continually enhancing and expanding our technology and network infrastructure to accommodate our customers' changing needs, including the electronic ordering of our services and online status checks. We are also adapting to the technological needs of insurance companies which are beginning to rely more on alternate distribution channels, including the Internet. to sell their products.

Service Marks and Trademarks

      We have registered several service marks, including "Portamedic(R)." Healthdex(R)" and "Teledex(R)," and have filed applications to register "Infolink" and the Hooper Holmes logo with the United States Patent and Trademark Office. Our rights to these marks will continue as long as we comply with the usage, renewal filing and other legal requirements relating to the renewal of service marks.

Personnel

      We employ approximately 1,350 full-time and 950 part-time employees, including over 1,000 examiners, none of whom is represented by a collective bargaining agreement. We also contract with over 7,500 medically trained examiners, and utilize the services of 75 contract affiliates. We hire and contract with properly trained, experienced and, when required, licensed or certified examiners. Our ability to recruit skilled personnel is essential to our continued growth and success. Management attributes our success in recruiting skilled personnel in our health information services business to the flexible work schedules and varied work assignments we offer our examiners. Management believes that these factors will enable us to continue to attract and retain qualified personnel.

Government Regulation

      Certain aspects of our business are regulated by the states in which we operate and, to a lesser extent, by the federal government. In addition to licensing and certification requirements for our examiners, we are subject to regulations governing various aspects of out services, including needle disposal and specimen handling procedures, and licensing and FDA requirements governing Heritage Labs and our examination kits. Management is not aware of any pending federal or state environmental laws or regulations that would have a material adverse effect on our business or competitive position or that would require material capital expenditures on our part to effect compliance.

Insurance and Legal Proceedings

      Claims made against us arising in the course of providing health information services have not resulted in any material liability to date. We carry liability insurance in coverage amounts that we believe is customary in our business. There can be no assurance, however, that such coverage will be sufficient to cover claims made against us, that adequate insurance coverage will continue to be available to us, or that insurance coverage will be available on favorable terms. Our insurance coverage includes occurrence-based medical professional liability insurance and, claims-made non-medical professional liability insurance, a property insurance policy, a general liability policy, and an umbrella insurance policy.

      We are a party to a number of legal actions arising in the ordinary course of business. In the opinion of management, we have adequate legal defense and/or insurance coverage respecting each of these actions and do not believe their ultimate disposition will materially affect our consolidated results of operations or financial position.

      In the past, some state agencies have claimed that we improperly classified our examiners as independent contractors for purposes of state unemployment tax laws and that we were therefore liable for arrears of taxes, or for penalties for failure to comply with these laws. We have received an adverse determination in California on an unemployment tax issue and are currently appealing that decision. Other similar state claims are also pending or have been resolved. We have prevailed in four of these states, and we have re-classified our independent contractors as employees in two states, These adverse determinations have not had a material adverse effect on our business.

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

                                     PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

      The common equity and related shareholder information presented under the caption "Quarterly Common Stock Price Ranges and Dividends" and "Shareholder Information -- Stock Listing" is incorporated by reference from the Company's 2000 Annual Report to Shareholders which is Exhibit 13 to this report. As of February 16, 2001, there were 982 shareholders of record.

ITEM 6. Selected Financial Data

      The financial data included under the caption "Selected Financial Data" is incorporated by reference from the Company's 2000 Annual Report to Shareholders which is Exhibit 13 to this report.

ITEM 7. Management Discussion and Analysis of Financial Condition and Results of Operations

      The discussion included under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations", which is incorporated by reference to the Company's 2000 Annual Report to Shareholders which is Exhibit 13 to this report.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

      None

ITEM 8. Financial Statements and Supplementary Data

      Financial statements and supplementary data are included in the Company's 2000 Annual Report to Shareholders which is Exhibit 13 to this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

      Information contained under the captions "Nominees for Directors", "Directors Continuing in Office" and "Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2001 is incorporated herein by reference.

ITEM 11. Executive Compensation

      Information contained under the captions "Compensation of Executive Officers," "Compensation of Directors", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Report of the Executive Compensation Committee" and "Employment Contracts and Change-in-Control Arrangements" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2001 is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

      Information contained under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of shareholders to be held on May 22, 2001 is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

      Information contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2001 is incorporated herein by reference.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   (1)   The following financial statements and independent auditors'
                  report are included in the Registrant's 2000 Annual Report to Shareholders.
                  Independent Auditors' Report
                  Consolidated Balance Sheets --
                    December 31, 2000 and 1999
                  Consolidated Statements of Income --
                    Years ended December 31, 2000, 1999 and 1998
                  Consolidated Statements of Stockholders' Equity --
                    Years ended December 31, 2000, 1999 and 1998
                  Consolidated Statements of Cash Flows
                    Years ended December 31, 2000, 1999 and 1998 --
                  Notes to Consolidated Financial Statements

            (2) Schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

            (3)   Exhibits included herein

                                         EXHIBIT                            PAGE

                  3.1   Restated Certificate of Incorporation of             --
                        Hooper Holmes, Inc., as amended (1)

                  3.2   Certificate of Amendment of the Certificate of       --
                        Incorporation of Hooper Holmes, Inc. (2)

                  3.3   Bylaws of Hooper Holmes, Inc., as amended (3)        --

                  4.1 Rights Agreement between Hooper Holmes. Inc. and First City Transfer Company

- --------
(1) Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(2) Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(3) Incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

      10.1  Amended Employee Retention Agreement by and between Hooper       --
            Holmes, Inc., and James M. McNamee (4)
      10.2  Form of Indemnification Agreement (5)                            --
      10.3  Hooper Holmes, Inc. Nonqualified Stock Option Plan (6)           --
      10.4  First Amendment to Hooper Ho1mes, Inc. Nonqualified Stock        --
            Option Plan (7)
      10.5  Hooper Holmes, Inc. 1992 Stock Option Plan as amended (8)        --
      10.6  Employee Stock Purchase Plan (1993) of Hooper Holmes,            --
            Inc., as amended (9)
      10.7  Hooper Holmes, Inc. 1994 Stock Option Plan (10)                  --
      10.8  Amended and Restated Revolving Credit and Term Loan              --
            Agreement between Hooper Holmes, Inc. and First Union
            National Sank and Fleet Bank, N.A. (11)
      10.9  CEO Stock Option Agreement (12)                                  --
      10.10 1997 Stock Option Plan (13)                                      --
      10.11 1997 Director Option Plan (14)                                   --
      10.12 Employee Retention Agreement by and between Hooper Holmes,       --
            Inc. and Executive Officers of Hooper Holmes, Inc. (15)
      10.13 1999 Stock Option Plan (16)                                      --
      13    Annual Report to security holders
      21    Subsidiaries of Hooper Holmes, Inc. (none)
      23    Consent of KPMG LLP
      24    Power of attorney
      27    Financial Data Schedule

- --------
(4) Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
(5) Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
(6) Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K or the fiscal quarter ended December 31, 1990.
(7) Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(8) Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(9) Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(10) Incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(11) Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 1999.
(12) Incorporated by reference to Attachment to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 27, 1997.
(13) Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(14) Incorporated by reference to Exhibit 10.11 of Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(15) Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(16) Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

      Reports on Form S-K

      No report on Form 8-K was filed during the fourth quarter of 2000.

                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange, Act of 1934, the Registrant has duty caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

                          HOOPER HOLMES, INC.
                             (Registrant)


                                        ----------------------------------------
                                        By: James M. McNamee
                                        President & CEO

                                        Date: March 30, 2001
                                             -----------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ James M. McNamee
- ------------------------------------------------        Date:  March 30, 2001
James M. McNamee                Director                     -------------------
                                President & CEO


- ------------------------------------------------        Date:  March 30, 2001
*Benjamin A. Currier            Director                     -------------------


- ------------------------------------------------        Date:  March 30, 2001
*Quentin J. Kennedy             Director                     -------------------


- ------------------------------------------------        Date:  March 30, 2001
*Kenneth R. Rossano             Director                     -------------------


- ------------------------------------------------        Date:  March 30, 2001
*Elaine Rigolosi                Director                     -------------------


- ------------------------------------------------        Date:  March 30, 2001
*John E. Nolan                  Director                     -------------------


- ------------------------------------------------        Date:  March 30, 2001
*G. Earle Wight                 Director                     -------------------

/s/ Fred Lash
- ------------------------------------------------        Date:  March 30, 2001
Fred Lash                       Senior V.P. Treasurer        -------------------
                                and Chief Financial
                                and Accounting Officer

* James M. McNamee, by signing his name hereto, does hereby sign this report for the persons before whose printed name an asterisk appears, pursuant to the power of attorney duly executed by such person and filed as Exhibit 24 hereto with the Securities and Exchange Commission.


                                        ----------------------------------------
                                        James M. McNamee