Form 10-Q
period 2001-03-31
HOOPER HOLMES INC
filed 2001-05-15
CIK 741815

                                   FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2001

Commission File No. 1-9972

               Hooper Holmes, Inc.
               -------------------------------------------------------
                    (Exact name of registrant as specified in its charter)


New York                                           22-1659359
-----------------------------------------------    ---------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification Number)

170 Mt. Airy Rd., Basking Ridge, NJ                07920
---------------------------------------            ----------------------------
(Address of principal executive office)            (Zip Code)


Registrant's telephone number, including area code:  (908) 766-5000


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



               Yes        X        No______________
                  ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Class                              Outstanding at March 31, 2001
-------------------------------------           -----------------------------
    Common stock, $.04 par value                        64,883,210

                     HOOPER HOLMES, INC. AND SUBSIDIARIES


                                     INDEX


                                                                 Page No.
                                                                 --------

     PART I - Financial Information

ITEM 1 - Financial Statements

               Consolidated Balance Sheets                           1
                   as of March 31, 2001 and
                   December 31, 2000

               Consolidated Statements of Income                     2
                   for the Three Months Ended
                   March 31, 2001 and 2000

               Consolidated Statements of Cash Flows                 3
                   for the Three Months Ended
                   March 31, 2001 and 2000

               Notes to Financial Statements                         4,5

          ITEM 2 - Management's Discussion and Analysis              6,7
                    of Financial Condition and Results
                    of Operations

                               Hooper Holmes, Inc.

                           Consolidated Balance Sheets

                                                                                         03/31/01                 12/31/00
                                                                                    -------------------      -------------------
                                                                                       (unaudited)
ASSETS
Current Assets:

      Cash and cash equivalents                                                     $  38,660,618             $  45,680,471
      Marketable securities                                                            30,337,050                29,188,309
      Accounts receivable, net                                                         32,935,157                28,870,624
      Other current assets                                                              4,799,740                 4,539,330
                                                                                    --------------            --------------
          Total current assets                                                        106,732,565               108,278,734

Property, plant and equipment:
      Land and land improvements                                                          618,972                   618,972
      Building                                                                          4,554,105                 4,554,105
      Furniture, fixtures and equipment                                                21,958,274                21,830,027
      Leasehold improvements                                                              402,058                   379,376
                                                                                    --------------            --------------
      Total property, plant and equipment                                              27,533,409                27,382,480
      Less: Accumulated depreciation and amortization                                  18,663,175                18,058,073
                                                                                    --------------            --------------
          Property, plant and equipment, net                                            8,870,234                 9,324,407

Goodwill, net                                                                          78,188,139                78,815,845
Intangible assets, net                                                                 13,128,284                13,865,768
Other assets                                                                            5,781,058                   751,128
                                                                                    --------------            --------------
          Total assets                                                              $ 212,700,280             $ 211,035,882
                                                                                    ==============            ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

      Current maturities of long-term debt                                          $     196,836             $     196,836
      Accounts payable                                                                  8,501,948                 7,402,862
      Accrued expenses:
          Insurance benefits                                                              269,054                   291,408
          Salaries, wages and fees                                                      1,220,580                 2,585,457
          Payroll and other taxes                                                         302,222                   232,348
          Income taxes payable                                                          4,327,627                   902,721
          Other                                                                         3,235,411                 3,362,025
                                                                                    --------------            --------------
          Total current liabilities                                                    18,053,678                14,973,657

Long term debt, less current maturities                                                 3,410,836                 3,195,295
Deferred income taxes                                                                   1,670,096                 1,708,954
Minority interest                                                                          92,506                    81,355

Stockholders' equity:
      Common stock, par value $.04 per share; authorized 240,000,000                    2,699,963                 2,698,167
          shares, issued 67,499,074 in 2001 and 67,454,174 in 2000.
      Additional paid-in capital                                                      135,595,465               135,419,195
      Accumulated other comprehensive income                                              102,175                         0
      Retained earnings                                                                75,198,901                71,009,995
                                                                                    --------------            --------------
                                                                                      213,596,504               209,127,357
      Less: Treasury stock at cost (2,615,864 and 1,993,564 shares)                    24,123,340                18,050,736
                                                                                    --------------            --------------
      Total stockholders' equity                                                      189,473,164               191,076,621
                                                                                    --------------            --------------
          Total liabilities and stockholders' equity                                $ 212,700,280             $ 211,035,882
                                                                                    ==============            ==============

  See accompanying notes to unaudited consolidated financial statements.

                              Hooper Holmes, Inc.
                       Consolidated Statements Of Income
                                  (unaudited)

                                                                       Three months ended
                                                                            March 31,
                                                             ----------------------------------------
                                                                     2001                    2000
                                                             ----------------        ----------------
Revenues                                                     $     63,626,364        $     85,772,679
Cost of operations                                                 44,775,058              59,973,330
                                                             ----------------        ----------------
   Gross profit                                                    18,851,306              25,799,349
Selling, general and administrative expenses                       11,680,190              11,627,736
                                                             ----------------        ----------------
   Operating income                                                 7,171,116              14,171,613

Other income (expense):
   Interest expense                                                   (64,488)               (919,726)
   Interest income                                                  1,004,889                 642,583
   Other Income (expense), net                                        (54,344)                (39,214)
                                                             ----------------        ----------------
                                                                      886,057                (316,357)
                                                             ----------------        ----------------
Income before income taxes                                          8,057,173              13,855,256
                                                             ----------------        ----------------
Income taxes                                                        3,379,000               5,958,000
                                                             ----------------        ----------------
Net income                                                   $      4,678,173        $      7,897,256
                                                             ================        ================
Earnings per share:
   Basic                                                                 0.07                    0.13
   Diluted                                                   $           0.07        $           0.12
                                                             ================        ================
Weighted average number of shares: (1)
   Basic                                                           65,205,040              60,944,892
   Diluted                                                         67,360,817              64,953,758
                                                             ================        ================

(1) Adjusted to reflect a two for one stock split effective April 12, 2000.

See accompanying notes to unaudited consolidated financial statements.

                              Hooper Holmes, Inc.
                     Consolidated Statements of Cash Flows
                                  (unuadited)

                                                                                         Three months ended March 31,
                                                                                       ---------------------------------
                                                                                           2001                2000
                                                                                       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $   4,678,173       $   7,897,256
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                        2,303,159           2,251,561
      Provision for bad debt expense                                                          75,000                   0
      Deferred tax benefit                                                                   (38,858)           (157,378)
      Issuance of stock awards                                                                 5,689             153,750
      Loss on sale of fixed assets                                                             5,209               2,030
  Change in assets and liabilities:
      Accounts receivable                                                                 (4,139,533)         (2,349,468)
      Other current assets                                                                  (290,340)           (144,552)
      Accounts payable and accrued expenses                                                3,378,172          (1,823,857)
                                                                                       -------------       -------------
  Net cash provided by operating activities                                                5,976,671           5,829,342
                                                                                       -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                                                      (8,475,005)                  0
  Redemptions of marketable securities                                                     7,428,439                   0
  Business acquisition, net of cash acquired                                                (311,974)                  0
  Investment in e-nable.com                                                               (5,000,000)                  0
  Capital expenditures                                                                      (177,032)           (362,957)
                                                                                       -------------       -------------
  Net cash used in investing activities                                                   (6,535,572)           (362,957)
                                                                                       -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long term debt                                                                 250,000                   0
  Principal payments on long term debt                                                       (34,459)        (50,041,169)
  Proceeds from issuance of common stock, net                                                      0          86,964,126
  Proceeds related to the exercise of stock options                                          391,664           1,093,711
  Treasury stock acquired                                                                 (6,578,891)                  0
  Dividends paid                                                                            (489,266)           (436,556)
                                                                                       -------------       -------------
  Net cash (used in) provided by financing activities                                     (6,460,952)         37,580,112
                                                                                       -------------       -------------
Net increase in cash and cash equivalents                                                 (7,019,853)         43,046,497
Cash and cash equivalents at beginning of year                                            45,680,471          41,363,019
                                                                                       -------------       -------------
Cash and cash equivalents at end of period                                             $  38,660,618       $  84,409,516
                                                                                       =============       =============
Supplemental disclosure of cash flow information
Cash paid (received) during the quarter for:
  Interest                                                                             $      66,150       $   1,630,851
                                                                                       -------------       -------------
  Income taxes                                                                         $    (260,093)      $   3,146,702
                                                                                       -------------       -------------

See accompanying notes to unaudited consolidated financial statements.

                                 HOOPER HOLMES, INC.

           Notes to Unaudited Consolidated Financial Statements
                                 March 30, 2001


Note 1:   Basis of Presentation

The financial information included herein is unaudited however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation.

The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K.

The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.


Note 2:   Earnings Per Common Share

"Basic" net income per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents (2,155,777 and 4,008,866 for March 31, 2001 and 2000,
respectively) are shares assumed to be issued if outstanding stock options were exercised. All appropriate share and per share amounts have been restated for the April 12, 2000 two for one stock split.


Note 3:   Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") requires that items defined as other comprehensive income, such as unrealized investment gains and losses, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Comprehensive income for the three months ended March 31, 2001, and March 31, 2000 were $4,780,348 and $7,897,256, respectively.

Note 4:    Capital Stock

The Company declared a two for one stock split effective April 12, 2000.

The net tax benefit derived from the exercise of stock options was $.3 million for the three months ended March 30, 2001. Options exercised during the first quarter 2001 were 94,400 shares, of which 49,500 shares were issued from Treasury Stock. Additionally, 5000 shares of Treasury Stock were used for employee stock awards.

On May 30, 2000, the Board of Directors authorized the repurchase of 2.5 million shares of the Company's common stock during calendar year 2001 for an aggregate purchase price not to exceed $ 25 million. For the three months ended March 31, 2001, the Company purchased 677,000 shares at a total cost of $ 6.6 million.


Note 5:   Investments

On January 31, 2001, the Company entered into a marketing and equity investment agreement with e-Nable.com, at a total cost of $ 5.0 million. e-Nable.com provides an Internet-based business processing solutions that allow integration of data sources, underwriting intelligence, distribution channels and insurance products. The Company's investment is included in other assets on the accompanying consolidated balance sheet.


Note 6:   Legal Matters

The Company is a party to a number of legal actions arising in the ordinary course of its business. The Company is a defendant in an action arising out of the Company's resale of a drug screening business it acquired and subsequently sold in 1995. The plaintiff claims to have suffered damages from the Company's alleged failure to comply with the terms of a non-competition agreement and a first right of refusal, as well as incomplete disclosure about the transaction. The Company believes that the plaintiff suffered no damages and will vigorously defend this action in court. In the opinion of management, the Company has substantial legal defenses and/or insurance coverage with respect to all of its pending legal actions; accordingly, none of these actions is expected to have a material adverse effect on the Company, its consolidated results of operations or its consolidated financial position.

                                     Item 2
                              HOOPER HOLMES, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operation

Results of Operation -  Three months ended March 31, 2001 compared to
                        Three months ended March 31, 2000

Revenues for the first quarter 2001 decreased 26% to $63.6 million from $85.8 million for the first quarter 2000. The number of paramedical examinations performed decreased to 782,000 from 1,054,000, and the number of Infolink reports decreased to 106,000 from 110,000. This decrease is the result of a one time positive impact in the first quarter 2000, from revenue generated due to a life insurance regulatory phenomenon referred to a "Triple X," which appears to have caused a rush to buy certain policies before a rate increase or change in premium structure went into effect.

The Company's cost of operations for the first quarter of 2001 totaled $44.8 million compared to $60.0 million for the first quarter of 2000. Cost of operations as a percentage of revenues, increased to 70.4% for the first quarter of 2001 from 69.9% for the first quarter of 2000. The dollar decrease is due to less direct costs incurred because of reduced revenue levels attributable to the Triple X phenomenon in the first quarter of 2000. While branch operating expense are down in dollars for the first quarter of 2001 compared to the first quarter of 2000, they remain slightly higher as a percentage of revenue, thus contributing to the slight percentage increase in cost of sales.

Selling, general and administrative expenses totaled $11.7 million for the first quarter of 2001 compared to $ 11.6 million for the first quarter of 2000, and as a percentage of revenues totaled 18.4% compared to 13.6%, respectively. The increase, as a percentage of revenues, is due to lower revenue levels in the first quarter 2001, as a result of the "Triple X" phenomenon.

Accordingly, the Company's operating income decreased to $7.2 million from $14.2 million and as a percentage of revenues, decreased to 11.3% from 16.5% for the first quarter of 2001 compared to the first quarter of 2000.

Interest expense decreased to $ .1 million for the first quarter of 2001 from $
 .9 million for the first quarter 2000, due to lower debt levels. Interest income increased to $1.0 million from

$ .6 million, due to higher levels of invested funds.

The effective tax rate was 42% and 43% for the quarters ended March 31, 2001 and 2000, respectively.


Net income and earnings per share for the first quarter of 2001 were $4.7 million or $.07 per diluted share versus $7.9 million or $.12 per diluted share for the first quarter of 2000. Average diluted shares for the respective periods were 67,360,817 and 64,953,758.

Liquidity and Financial Resources

The Company's primary sources of cash are internally generated funds and cash and cash equivalents, as well as the Company's bank credit facility.

On January 31, 2001, the Company entered into a marketing and equity investment agreement with e-Nable.com, at a total cost of $ 5.0 million. e-Nable.com provides an Internet-based business processing solutions that allow integration of data sources, underwriting intelligence, distribution channels and insurance products. The Company's investment is included in other assets on the accompanying consolidated balance sheet.

Net cash provided by operating activities for the first quarter of 2001 was $6.0 million compared to $ 5.8 million for the first quarter of 2000. In the first quarter of 2001, the significant sources were net income of $4.7 million, $2.3 million of depreciation and amortization and a $ 3.4 million increase in accounts payable and accrued expense, and was partially offset by a $4.1 million increase in accounts receivable.

Accounts receivable increased $4.1 million during the first quarter 2001, compared to year end 2000, and is primarily due to revenue growth of $3.2 million during the first quarter 2001 over the fourth quarter 2000. Days Sales Outstanding (DSO) for the quarter ended March 31, 2001 was 48.9 days, compared to 38.5 days for the quarter ended December 31, 2000.

As of March 31, 2001, the Company has outstanding borrowings against the term loan in the amount of $ 3 million, and has no borrowings against the $ 35 million revolving loan.

The Company's current ratio at the end of March 2001 stood at 5.9:1 as compared to 7.2:1 at December 31, 2000. Inflation has not, nor is it expected to have a material impact on the Company's financial results in 2001 and there have been no material commitments for capital expenditures.

Dividends declared in January 2001 were declared at $.0075 per share.

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

                                  Hooper Holmes, Inc.


Dated:  May 15, 2001



                                  BY:  /s/ James M. McNamee
                                       -----------------------------------------
                                       James M. McNamee
                                       Chairman, President and
                                       Chief Executive Officer



                                  BY:  /s/ Fred Lash
                                       -----------------------------------------
                                       Fred Lash
                                       Senior Vice President
                                       Chief Financial Officer &
                                       Treasurer