Form 10-Q
period 2001-06-30
HOOPER HOLMES INC
filed 2001-08-14
CIK 741815

                                   FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2001

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



               Yes        X        No______________
                          _

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                Class                             Outstanding at June 30, 2001
---------------------------------------------  ---------------------------------
    Common stock, $.04 par value                            65,057,315

                     HOOPER HOLMES, INC. AND SUBSIDIARIES


                                 INDEX


                                                    Page No.
                                                    --------

     PART I - Financial Information

ITEM 1 - Financial Statements

               Consolidated Balance Sheets                1
                   as of June 30, 2001 and
                   December 31, 2000

               Consolidated Statements of Income          2
                   for the Six Months Ended
                   June 30, 2001 and 2000

               Consolidated Statements of Cash Flows      3
                   for the Six Months Ended
                   June 30, 2001 and 2000

               Notes to Consolidated
                   Financial Statements                 4-5

          ITEM 2 - Management's Discussion and         6-10
                   Analysis of Financial Condition
                   and Results of Operations

     PART II - Other Information

          Item 4 - Submission of Matters to a vote of
                 Security Holders                        11

                              Hooper Holmes, Inc.
                          Consolidated Balance Sheets
                                  (unaudited)

                                                                                        06/30/01                12/31/00
                                                                                   -------------------     -------------------
ASSETS
Current Assets:
      Cash and cash equivalents                                                    $       36,617,815      $       45,680,471
      Marketable securities                                                                31,666,148              29,188,309
      Accounts receivable, net                                                             29,292,001              28,870,624
      Other current assets                                                                  4,992,275               4,539,330
                                                                                   -------------------     -------------------
          Total current assets                                                            102,568,239             108,278,734

Property, plant and equipment:
      Land and land improvements                                                              618,972                 618,972
      Building                                                                              4,561,085               4,554,105
      Furniture, fixtures and equipment                                                    22,134,025              21,830,027
      Leasehold improvements                                                                  397,229                 379,376
                                                                                   -------------------     -------------------
      Total property, plant and equipment                                                  27,711,311              27,382,480
      Less: Accumulated depreciation and amortization                                      19,278,866              18,058,073
                                                                                   -------------------     -------------------
          Property, plant and equipment, net                                                8,432,445               9,324,407

Goodwill, net                                                                              81,399,702              78,815,845
Intangible assets, net                                                                     12,718,494              13,865,768
Other assets                                                                                5,770,743                 751,128
                                                                                   -------------------     -------------------
          Total assets                                                             $      210,889,623      $      211,035,882
                                                                                   ===================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term debt                                         $          189,492      $          196,836
      Accounts payable                                                                      7,201,016               7,402,862
      Accrued expenses:
          Insurance benefits                                                                  338,765                 291,408
          Salaries, wages and fees                                                          1,591,413               2,585,457
          Payroll and other taxes                                                             263,369                 232,348
          Income taxes payable                                                                      0                 902,721
          Other                                                                             2,803,493               3,362,025
                                                                                   -------------------     -------------------
          Total current liabilities                                                        12,387,548              14,973,657

Long term debt, less current maturities                                                     3,389,011               3,195,295
Deferred income taxes                                                                       1,550,739               1,708,954
Minority interest                                                                             168,319                  81,355

Stockholders' equity:
      Common stock, par value $.04 per share; authorized 240,000,000                        2,699,963               2,698,167
          shares, issued 67,499,074 in 2001 and 67,454,174 in 2000.
      Additional paid-in capital                                                          134,841,381             135,419,195
      Accumulated other comprehensive income                                                   93,185                       0
      Retained earnings                                                                    78,205,177              71,009,995
                                                                                   -------------------     -------------------
                                                                                          215,839,706             209,127,357
      Less: Treasury stock at cost (2,441,759 and 1,993,564 shares)                        22,445,700              18,050,736
                                                                                   -------------------     -------------------
      Total stockholders' equity                                                          193,394,006             191,076,621
                                                                                   -------------------     -------------------
          Total liabilities and stockholders' equity                               $      210,889,623      $      211,035,882
                                                                                   ===================     ===================







    See accompanying notes to unaudited consolidated financial statements.

                               Hooper Holmes, Inc.
                        Consolidated Statements Of Income
                                   (unaudited)


                                                     Three months ended                           Six months ended
                                                          June 30,                                    June 30,
                                        ----------------------------------------------------------------------------------------
                                               2001                   2000                   2001                   2000
                                        -------------------    -------------------    -------------------    -------------------
Revenues                                $       60,730,318     $       67,581,280     $      124,356,682     $      153,353,959
Cost of operations                              43,828,854             48,859,666             88,603,912            108,832,996
                                        -------------------    -------------------    -------------------    -------------------
    Gross profit                                16,901,464             18,721,614             35,752,770             44,520,963
Selling, general and administrative
 expenses                                       11,618,316             11,982,483             23,298,506             23,610,219
                                        -------------------    -------------------    -------------------    -------------------
    Operating income                             5,283,148              6,739,131             12,454,264             20,910,744
Other income (expense):
    Interest expense                               (54,649)              (233,022)              (119,136)            (1,152,749)
    Interest income                                830,564              1,206,801              1,835,453              1,849,384
    Other (expense) Income, net                   (104,292)               419,767               (158,638)               380,554
                                        -------------------    -------------------    -------------------    -------------------
                                                   671,623              1,393,546              1,557,679              1,077,189
                                        -------------------    -------------------    -------------------    -------------------
Income before income taxes                       5,954,771              8,132,677             14,011,943             21,987,933
                                        -------------------    -------------------    -------------------    -------------------
Income taxes                                     2,462,000              3,468,000              5,841,000              9,426,000
                                        -------------------    -------------------    -------------------    -------------------
Net income                              $        3,492,771     $        4,664,677     $        8,170,943     $       12,561,933
                                        ===================    ===================    ===================    ===================

Earnings per share:
    Basic                               $             0.05     $             0.07     $             0.13     $             0.20
    Diluted                             $             0.05     $             0.07     $             0.12     $             0.19
                                        ===================    ===================    ===================    ===================
Weighted average number of shares: (1)
    Basic                                       64,936,162             66,497,164             65,069,858             63,721,028
    Diluted                                     67,011,418             70,325,995             67,186,118             67,639,877
                                        ===================    ===================    ===================    ===================



(1) Adjusted to reflect a two for one stock split effective April 12, 2000.


    See accompanying notes to unaudited consolidated financial statements.

                               Hooper Holmes, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                               Six months ended June 30,
                                                                      ---------------------------------------------
                                                                             2001                      2000
                                                                      --------------------      -------------------

Cash flows from operating activities:
    Net income                                                        $         8,170,943       $       12,561,933
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                             4,647,042                4,512,233
      Provision for bad debt expense                                              150,000                        0
      Deferred tax benefit                                                       (158,215)                (314,757)
      Issuance of stock awards                                                      5,689                  153,750
      Loss on sale of fixed assets                                                 16,837                   17,278
    Change in assets and liabilities:
      Accounts receivable                                                        (571,377)               5,078,933
      Other current assets                                                       (472,561)                 219,867
      Accounts payable and accrued expenses                                    (1,483,801)              (6,847,321)
                                                                      --------------------      -------------------
    Net cash provided by operating activities                                  10,304,557               15,381,916
                                                                      --------------------      -------------------

Cash flows from investing activities:
    Purchases of marketable securities                                        (15,305,540)                       0
    Redemptions of marketable securities                                       12,920,885                        0
    Business acquisition, net of cash acquired                                 (4,364,136)                       0
    Investment in e-nable.com                                                  (5,000,000)                       0
    Capital expenditures                                                         (344,362)              (1,028,142)
                                                                      --------------------      -------------------
    Net cash used in investing activities                                     (12,093,153)              (1,028,142)
                                                                      --------------------      -------------------

Cash flows from financing activities:
    Issuance of long term debt                                                    250,000                        0
    Principal payments on long term debt                                          (63,628)             (62,079,338)
    Proceeds from issuance of common stock, net                                         0               86,963,634
    Proceeds from employee stock purhcase plan                                          0                  680,738
    Proceeds related to the exercise of stock options                             874,758                3,003,531
    Treasury stock acquired                                                    (7,359,429)              (3,549,770)
    Dividends paid                                                               (975,761)                (934,684)
                                                                      --------------------      -------------------
    Net cash (used in) provided by financing activities                        (7,274,060)              24,084,111
                                                                      --------------------      -------------------

Net (decrease) increase in cash and cash equivalents                           (9,062,656)              38,437,885
Cash and cash equivalents at beginning of year                                 45,680,471               41,363,019
                                                                      --------------------      -------------------
Cash and cash equivalents at end of period                            $        36,617,815       $       79,800,904
                                                                      ====================      ===================


Supplemental disclosure of cash flow information
Cash paid during the year for:
    Interest                                                          $           123,278       $        1,928,887
    Income taxes                                                      $         6,086,487       $        7,779,137



    See accompanying notes to unaudited consolidated financial statements.

                                 HOOPER HOLMES, INC.

             Notes to Unaudited Consolidated Financial Statements
                                 June 30, 2001


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

The results of operations for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

On January 31, 2001, the Company entered into a marketing and equity investment agreement with e-Nable.com, at a total cost of $5.0 million. The Company's investment is included in other assets on the accompanying unaudited balance sheet, which is being accounted for under the cost method of investments, as it owns less than 20% of e-Nable.com.


Note 2:   Net Income Per Common Share

Basic net income per common share equals net income divided by weighted average common shares outstanding during the period. Diluted net income per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents (2,075,256 and 3,828,831 for the three months ended and 2,116,260 and 3,918,849 for the six months ended June 30, 2001 and 2000, respectively) are
shares assumed to be issued if outstanding stock options were exercised.   All
appropriate share and per share amounts have been restated for the April 12, 2000 two for one stock split.

Note 3:   Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") requires that items defined as other comprehensive income, such as unrealized investment gains and losses, be separately classified in the consolidated financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. Comprehensive income for the three months ended June 30, 2001 was $ 3,483,782 and for the six months ended June 30, 2001 was $ 8,264,128, respectively.


Note 4:   Capital Stock

The Company declared a two for one stock split effective April 12, 2000.

The net tax benefit derived from the exercise of stock options was $ 1.0 million for the six months ended June 30, 2001. Options exercised for the six months ended June 30, 2001 were 309,000 shares, of which 264,100 shares were issued from Treasury Stock. Additionally, 5000 shares of Treasury Stock were used for employee stock awards, and 49,505 shares of Treasury Stock were issued as part of a second quarter acquisition.

On May 30, 2000, the Board of Directors authorized the repurchase of 2.5 million shares of the Company's common stock during the calendar year 2001 for an aggregate purchase price not to exceed $ 25 million. For the six months ended June 30, 2001, the Company purchased 766,800 shares at a total cost of $ 7.3 million.

Note 5:   Legal Matters

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

                                    Item 2
                              HOOPER HOLMES, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operation

Results of Operation -  Three months ended June 30, 2001 compared to
                        Three months ended June 30, 2000


Revenues for the second quarter of 2001 decreased 10.1% to $60.7 million from $67.6 million for the second quarter of 2000. The number of paramedical examinations performed decreased to 752,000 from 829,000 while the number of Infolink reports increased to 108,000 from 96,000. The decrease in the number of paramedical examinations is the result of a slower than expected recovery in the life insurance industry, an increasingly difficult economic environment, and certain competitive issues. The increase in the number of Infolink reports is due to increased volume of lower priced reports from one major Infolink client.

The Company's cost of operations for the second quarter of 2001 totaled $43.8 million compared to $48.9 million for the second quarter of 2000. Cost of operations as a percentage of revenues remain relatively unchanged at 72.2% for the second quarter, compared to the 72.3% for the second quarter 2000.

Selling, general and administrative expenses totaled $ 11.6 million for the second quarter of 2001 compared to $ 12.0 million for the second quarter of 2000, and as a percentage of revenue totaled 19.1% compared to 17.7%,
respectively.   The increase, as a percentage of revenues, is due to lower revenue levels in the second quarter 2001.

Accordingly, the Company's operating income decreased to $5.3 million from $6.7 million and as a percentage of revenues, decreased to 8.7% from 10.0% for the second quarter of 2001 compared to the second quarter of 2000.

Interest expense decreased to $.1 million for the second quarter of 2001 from $
 .2 million for the second quarter 2000, due to lower debt levels. Interest income decreased to $ .8 million from $ 1.2 million, due to lower levels of invested funds and lower interest rates. The decrease in Other income, net, for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000, is due to a one time pre-tax gain realized in the second quarter 2000, from the sale of securities owned by the Company of $.4 million.

The effective tax rate was 41% and 43% for the quarters ended June 30, 2001 and 2000, respectively.

Net income and net income per share for the second quarter of 2001 were $3.5 million or $.05 per diluted share versus $4.7 million or $.07 per diluted share for the second quarter of 2000. Average diluted shares for the respective periods were 67,011,418 and 70,325,995.

                              HOOPER HOLMES, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operation

Results of Operation -  Six months ended June 30, 2001 compared to
                        Six months ended June 30, 2000


Revenues for the six months ended June 30, 2001 decreased 18.9% to $124.4 million from $153.4 million for the six months ended June 30, 2000. The number of paramedical examinations performed decreased to 1,504,000 from 1,883,000 while the number of Infolink reports increased to 213,000 from 205,000. The decrease in the number of paramedical examinations is the result of a slower than expected recovery in the life insurance industry, following the "Triple X", phenomenon in the first quarter of 2000, an increasingly difficult economic environment, and certain competitive issues. The increase in the number of Infolink reports is due to increased volume of lower priced reports from one major Infolink client.

The Company's cost of operations for the six month's ended June 30, 2001 totaled $88.6 million compared to $108.8 million for the six months ended June 30, 2000. Cost of operations as a percentage of revenues, increased to 71.2% for the six months ended June 30, 2001 from 71.0% for the six months ended June 30, 2000. Branch operating expenses for the six months ended June 30, 2001, are down approximately 11.3% compared to the six months ended June 30, 2000, however, they remain slightly higher as a percentage of revenues, thus contributing to the modest percentage increase in cost of sales.

Selling, general and administrative expenses totaled $23.3 million for the six
months ended   June 30, 2001 compared to $ 23.6 million for the six months ended
June 30, 2000, and as a percentage of revenue totaled 18.7% compared to 15.4%, respectively. The increase, as a percentage of revenues, is due to lower revenue levels for the six months ended June 30, 2001.

Accordingly, the Company's operating income decreased to $12.5 million from $20.9 million and as a percentage of revenues, decreased to 10.0% from 13.6% for the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

The effective tax rate was 41% and 43% for the six months ended June 30, 2001 and 2000, respectively.

Interest expense decreased to $ .1 million for the six months ended June 30, 2001, from $1.2 million for the six months ended June 30, 2000, due to lower
debt levels.   Interest income remained consistent at $1.8 million.  The
decrease in Other income, net, for the six months ended June 30, 2001, as compared to June 30, 2000, is due to a one time pre-tax gain realized in the second quarter 2000, from the sale of securities owned by the Company of $.4 million.

Net income and net income per share for the six months ended June 30, 2001 were $8.2 million or $.12 per diluted share versus $12.6 million or $.19 per diluted share for six months ended June 30, 1999. Average diluted shares for the respective periods were 67,186,118 and 67,639,877.

Liquidity and Financial Resources

The Company's primary sources of cash are internally generated funds and cash, cash equivalents, and marketable securities, as well as the Company's bank credit facility.

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

Net cash provided by operating activities for the six months ended June 30, 2001 was $10.3 million compared to $15.4 million for the six month's ended June 30, 2000. The significant sources were net income of $8.2 million, $4.6 million of depreciation and amortization, and was offset by a $1.5 million decrease in accounts payable and accrued expenses.

Days Sales Outstanding (DSO) for the six months ended June 30, 2001 was 41.5 days, compared to 38.5 days for the year ended December 31, 2000, and down from
47.5 days at March 31, 2001.

As of June 30, 2001, the Company has outstanding borrowings against the term loan in the amount of $ 3 million, and has no borrowings against the $ 35 million revolving loan.

The Company's current ratio at June 30, 2001 stood at 8.3:1 as compared to 7.2:1 at December 31, 2000. Inflation has not, nor is it expected to have a material impact on the Company's financial results in 2001 and there have been no material commitments for capital expenditures.

On May 30, 2000, the Board of Directors authorized the repurchase of 2.5 million shares of the Company's common stock during this calendar year for an aggregate purchase price not to exceed $ 25 million. For the period ended June 30, 2001, the Company purchased 767,000 shares for a total cost of $ 7.3 million.

Dividends declared in January and April 2001 were declared at $.0075 per share. At its board meeting of August 7, 2001, the company declared a quarterly dividend of $.0075 per share.

Management believes that the combination of cash and cash equivalents, other working capital sources, and borrowings under the Company's credit facility along with the anticipated cash flows from operations, will provide sufficient capital resources for the foreseeable future.

Recently Issued Accounting Standards

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.

Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be
measured as of the date of adoption.   This second step is required to be
completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of earnings.

As of June 30, 2001, the Company has unamortized goodwill in the amount of $81.4 million, unamortized identifiable intangible assets in the amount of $12.7 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $ 3.2 million and $
1.8 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

PART II - Other Information


Item 4:   Submission of Matters to a vote of Security Holders

At the Company's Annual Meeting of Shareholders on May 22, 2001, the shareholders elected James M. McNamee, Kenneth R. Rossano and G. Earle Wight to serve as directors until the 2004 Annual Meeting, and ratified the selection of KPMG LLP to serve as the Company's independent auditors for 2001.

The chart below names each director nominated for election by the shareholders at the 2001
Annual Meeting, the number of votes cast for, against or withheld and the number of broker nonvotes with respect to each such person:


Votes Cast              Broker
Nominee                  For      Against   Withheld   Nonvotes
--------------------  ----------  -------  ----------  --------

James M. McNamee      47,140,154        -  12,591,271         0

Kenneth R. Rossano    55,780,092        -   3,951,333         0

G. Earle Wight        47,118,565        -   12,62,860         0

The name of each director whose term of office as a director continued after the annual meeting is as follows:

                  Benjamin A. Currier
                  Elaine L. Rigolosi
                  Quentin J. Kennedy
                  John E. Nolan



With respect to the ratification of KPMG LLP as independent auditors, the number of votes cast was 59,135,555 For, 488,400 Against, 107,470 Abstained and 0 Broker Nonvotes.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Hooper Holmes, Inc.


Dated:  August 14, 2001



                                  BY:  /s/ James M. McNamee
                                       ------------------------------------
                                       James M. McNamee
                                       Chairman, President and
                                       Chief Executive Officer



                                  BY:  /s/ Fred Lash
                                       ------------------------------------
                                       Fred Lash
                                       Senior Vice President
                                       Chief Financial Officer &
                                       Treasurer