Form 10-Q
period 2001-09-30
HOOPER HOLMES INC
filed 2001-11-14
CIK 741815

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2001

Commission File No. 1-9972

                           Hooper Holmes, Inc.
                           --------------------------------------------------
                                (Exact name of registrant as specified in
                                 its charter)


New York                                                    22-1659359
--------------------------------                   -----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification Number)

170 Mt. Airy Rd., Basking Ridge, NJ                           07920
---------------------------------------            -----------------------------
(Address of principal executive office)                    (Zip Code)


Registrant's telephone number, including area code:  (908) 766-5000


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



                           Yes   X               No
                              -------          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                             Outstanding at September 30, 2001
-----------------------------            ---------------------------------------
Common stock, $.04 par value                          64,610,615

                      HOOPER HOLMES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
         PART I - Financial Information

                  ITEM 1 - Financial Statements

                           Consolidated Balance Sheets                     1
                               as of September 30, 2001 and
                               December 31, 2000

                           Consolidated Statements of Income               2
                               for the Three and Nine Months Ended
                               September 30, 2001 and 2000

                           Consolidated Statements of Cash Flows           3
                               for the Nine Months Ended
                               September 30, 2001 and 2000

                           Notes to Consolidated
                               Financial Statements                        4-6


                  ITEM 2 - Management's Discussion and Analysis            7-11
                               of Financial Condition and Results
                               of Operations

                  ITEM 3 - Quantitative and Qualitative Disclosures        12
                               About Market Risk

                               Hooper Holmes, Inc.
                           Consolidated Balance Sheets
                                   (unaudited)


                                                                                     09/30/01                     12/31/00
                                                                               ---------------------          ----------------

ASSETS
Current Assets:
      Cash and cash equivalents                                                $         43,802,153       $        45,680,471
      Marketable securities                                                              29,736,932                29,188,309
      Accounts receivable, net                                                           27,678,045                28,870,624
      Other current assets                                                                4,651,544                 4,539,330
                                                                               ---------------------      --------------------
          Total current assets                                                          105,868,674               108,278,734

Property, plant and equipment:
      Land and land improvements                                                            618,972                   618,972
      Building                                                                            4,613,750                 4,554,105
      Furniture, fixtures and equipment                                                  22,261,694                21,830,027
      Leasehold improvements                                                                414,719                   379,376
                                                                               ---------------------      --------------------
      Total property, plant and equipment                                                27,909,135                27,382,480
      Less: Accumulated depreciation and amortization                                    19,820,877                18,058,073
                                                                               ---------------------      --------------------
          Property, plant and equipment, net                                              8,088,258                 9,324,407

Goodwill, net                                                                            81,516,277                78,815,845
Intangible assets, net                                                                   12,515,074                13,865,768
Investment                                                                                5,000,000                         0
Other assets                                                                                767,608                   751,128
                                                                               ---------------------      --------------------
          Total assets                                                         $        213,755,891       $       211,035,882
                                                                               =====================      ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term debt                                     $            212,338       $           196,836
      Accounts payable                                                                    7,228,932                 7,402,862
      Accrued expenses:
          Insurance benefits                                                                332,613                   291,408
          Salaries, wages and fees                                                        2,071,517                 2,585,457
          Payroll and other taxes                                                           258,774                   232,348
          Income taxes payable                                                            1,842,225                   902,721
          Other                                                                           3,128,594                 3,362,025
                                                                               ---------------------      --------------------
          Total current liabilities                                                      15,074,993                14,973,657

Long term debt, less current maturities                                                   3,336,997                 3,195,295
Deferred income taxes                                                                     1,544,578                 1,708,954
Minority interest                                                                           177,160                    81,355

Stockholders' equity:
      Common stock, par value $.04 per share; authorized 240,000,000                      2,699,963                 2,698,167
          shares, issued 67,499,074 in 2001 and 67,454,174 in 2000.
      Additional paid-in capital                                                        134,808,731               135,419,195
      Accumulated other comprehensive income                                                240,514                         0
      Retained earnings                                                                  80,962,515                71,009,995
                                                                               ---------------------      --------------------
                                                                                        218,711,723               209,127,357
      Less: Treasury stock at cost (2,888,459 and 1,993,564 shares)                      25,089,560                18,050,736
                                                                               ---------------------      --------------------
      Total stockholders' equity                                                        193,622,163               191,076,621
                                                                               ---------------------      --------------------
          Total liabilities and stockholders' equity                           $        213,755,891       $       211,035,882
                                                                               =====================      ====================

  See accompanying notes to unaudited consolidated financial statements.

                               Hooper Holmes, Inc.
                        Consolidated Statements Of Income
                                   (unaudited)

                                                              Three months ended                        Nine months ended
                                                                 September 30,                            September 30,
                                                  ----------------------------------------------------------------------------------
                                                         2001                 2000                 2001                  2000
                                                  ------------------    -----------------    -----------------    ------------------
Revenues                                          $      57,238,204     $     61,270,178     $    181,594,886     $     214,624,137
Cost of operations                                       41,481,906           44,699,923          130,085,818           153,532,920
                                                  ------------------    -----------------    -----------------    ------------------
    Gross profit                                         15,756,298           16,570,255           51,509,068            61,091,217
Selling, general and administrative expenses             10,913,321           10,881,505           34,211,827            34,491,723
                                                  ------------------    -----------------    -----------------    ------------------
    Operating income                                      4,842,977            5,688,750           17,297,241            26,599,494
Other income (expense):
    Interest expense                                        -46,360              -68,893             -165,496            -1,221,642
    Interest income                                         856,269            1,189,409            2,691,722             3,038,792
    Other (expense) Income, net                             -59,335               -6,872             -217,973               373,682
                                                  ------------------    -----------------    -----------------    ------------------
                                                            750,574            1,113,644            2,308,253             2,190,832
                                                  ------------------    -----------------    -----------------    ------------------
Income before income taxes                                5,593,551            6,802,394           19,605,494            28,790,326
                                                  ------------------    -----------------    -----------------    ------------------
Income taxes                                              2,348,000            2,915,000            8,189,000            12,341,000
                                                  ------------------    -----------------    -----------------    ------------------
Net income                                        $       3,245,551     $      3,887,394     $     11,416,494     $      16,449,326
                                                  ==================    =================    =================    ==================

Earnings per share:
    Basic                                         $            0.05     $           0.06     $           0.18     $            0.25
    Diluted                                       $            0.05     $           0.06     $           0.17     $            0.24
                                                  ==================    =================    =================    ==================
Weighted average number of shares: (1)
    Basic                                                64,944,481           66,120,725           65,027,607            64,526,766
    Diluted                                              67,306,045           69,425,058           67,820,431            68,234,937
                                                  ==================    =================    =================    ==================

(1) Adjusted to reflect a two for one stock split effective April 12, 2000.


See accompanying notes to unaudited consolidated financial statements.

                               Hooper Holmes, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                          Nine months ended September 30,
                                                                                  ------------------------------------------------
                                                                                          2001                        2000
                                                                                  ----------------------      --------------------
Cash flows from operating activities:
    Net income                                                                    $          11,416,494       $        16,449,326
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                          6,996,454                 6,799,556
       Provision for bad debt expense                                                           225,000                         0
       Deferred tax benefit                                                                    -164,375                  -472,135
       Issuance of stock awards                                                                   5,689                   153,750
       Loss on sale of fixed assets                                                              20,854                    33,137
    Change in assets and liabilities:
       Accounts receivable                                                                      967,579                 6,663,251
       Other current assets                                                                    -128,695                  -500,640
       Accounts payable and accrued expenses                                                  1,203,640                -8,427,273
                                                                                  ----------------------      --------------------
    Net cash provided by operating activities                                                20,542,640                20,698,972
                                                                                  ----------------------      --------------------

Cash flows from investing activities:
    Purchases of marketable securities                                                      -22,172,041                         0
    Redemptions of marketable securities                                                     21,863,932                         0
    Business acquisition, net of cash acquired                                               -6,066,957                         0
    Investment in e-nable                                                                    -5,000,000                         0
    Capital expenditures                                                                       -563,940                -1,289,953
                                                                                  ----------------------      --------------------
    Net cash used in investing activities                                                   -11,939,006                -1,289,953
                                                                                  ----------------------      --------------------

Cash flows from financing activities:
    Issuance of long term debt                                                                  250,000                   100,000
    Principal payments on long term debt                                                        -92,797               -62,117,507
    Proceeds from issuance of common stock, net                                                       0                86,828,696
    Proceeds from employee stock purhcase plan                                                        0                   680,738
    Proceeds related to the exercise of stock options                                           906,986                 4,508,180
    Treasury stock acquired                                                                 -10,082,167               -11,015,351
    Dividends paid                                                                           -1,463,974                -1,431,681
                                                                                  ----------------------      --------------------
    Net cash (used in) provided by financing activities                                     -10,481,952                17,553,075
                                                                                  ----------------------      --------------------

Net (decrease) increase in cash and cash equivalents                                         -1,878,318                36,962,094
Cash and cash equivalents at beginning of year                                               45,680,471                41,363,019
                                                                                  ----------------------      --------------------
Cash and cash equivalents at end of period                                        $          43,802,153       $        78,325,113
                                                                                  ======================      ====================


Supplemental disclosure of non-cash investing activity
Change in net unrealized gain on marketable securities available for sale         $             240,514       $                 0

Supplemental disclosure of cash flow information
Cash paid during the year for:
    Interest                                                                      $             175,072       $         2,042,886
    Income taxes                                                                  $           6,344,366       $        10,303,575

    See accompanying notes to unaudited consolidated financial statements.

                               HOOPER HOLMES, INC.

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2001

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

The results of operations for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

On January 31, 2001, the Company entered into a marketing and equity investment agreement with e-Nable, at a total cost of $5.0 million. The Company's investment is being accounted for under the cost method of investments, as it owns less than 20% of e-Nable.

Note 2: Earnings Per Share

Basic earnings per share equals net income divided by weighted average common shares outstanding during the period. Diluted earnings per share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents (2,361,564 and 3,304,333 for the three months ended and 2,792,824 and 3,708,171 for the nine months ended September 30, 2001 and 2000, respectively) are shares assumed to be issued if outstanding stock options were exercised. All appropriate share and per share amounts have been restated for the April 12, 2000 two for one stock split.

Note 3: Comprehensive Income

Comprehensive income includes net income and other comprehensive income which refers to those revenues, expenses, gains and losses which are excluded from net income. Other comprehensive income includes unrealized gains and losses on marketable securities classified as available-for-sale.

                                                         Nine Month Period Ended
                                              September 30, 2001         September 30, 2000
                                              ------------------         ------------------

Net income                                       $ 11,416,494               $  16,449,326
Other comprehensive income:
Unrealized holding gains
   arising during period                              442,248                     -
Less: reclassification adjustment
   for gains included in net income                  (201,734)                    -
                                                 ------------               -------------
Net unrealized gains on
   securities                                         240,514                     -
                                                 ------------               -------------

Total comprehensive income                       $ 11,657,008               $  16,449,326
                                                 ============               =============

                                                         Three Month Period Ended
                                              September 30, 2001         September 30, 2000
                                              ------------------         ------------------

Net income                                       $  3,245,551               $   3,887,394
Other comprehensive income:
Unrealized holding gains
   arising during period                              214,863                      -
Less: reclassification adjustment
   for gains included in net income                   (67,534)                     -
                                                 ------------               -------------
Net unrealized gains on
   securities                                         147,329                      -
                                                 ------------               -------------

Total comprehensive income                       $  3,392,880               $   3,887,394
                                                 ============               =============

Note 4: Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available for sale securities by major security type at September 30, 2001 were as follows:

                                                                    Gross              Gross             Estimated
                                                Amortized         Unrealized         Unrealized            Fair
                                                   Cost              Gain               Loss               Value


Government Agencies                             $   767,424         $  4,470              $     0       $   771,894
Government Bonds & Notes                          4,210,448           15,463               (1,899)        4,224,012
Corporate debt securities                        24,518,546          222,850                 (370)       24,741,026
                                                -----------         --------              -------       -----------
Total                                           $29,496,418         $242,783              $(2,269)      $29,736,932
                                                ===========         ========              =======       ===========


The proceeds from the sale of available-for-sale securities and gross realized gains were $21,863,932 and $240,514, respectively for the period ending September 30, 2001. Realized gains from the sale of available-for-sale securities are determined on a specific identification basis. Maturities of availabe-for-sale securities were as follows at September 30, 2001:

                                      Amortized                 Estimated
                                        Cost                    Fair Value

Due within 1 year                     $ 5,765,118              $ 5,802,580
Due within 1-5 years                   21,169,183               21,357,987
Due within 5-10 years                   2,562,117                2,576,365
                                      -----------              -----------
Total                                 $29,496,418              $29,736,932
                                      ===========              ===========



Note 5: Capital Stock

The Company declared a two for one stock split effective April 12, 2000.

The net tax benefit derived from the exercise of stock options was $ 1.0 million for the nine months ended September 30, 2001. Options exercised for the nine months ended September 30, 2001 were 317,600 shares, of which 272,700 shares were issued from Treasury Stock. Additionally, 5,000 shares of Treasury Stock were used for employee stock awards, and 49,505 shares of Treasury Stock were issued as part of a second quarter acquisition.

On May 30, 2000, the Board of Directors authorized the repurchase of 2.5 million shares of the Company's common stock during the calendar year 2001 for an aggregate purchase price not to exceed $ 25 million. For the nine months ended September 30, 2001, the Company purchased 1,222,100 shares at a total cost of $
10.1 million.

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

                                     Item 2
                               HOOPER HOLMES, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

Results of Operation -  Three months ended September 30, 2001 compared to
                        Three months ended September 30, 2000

Revenues for the third quarter of 2001 decreased 6.6% to $57.2 million from $61.3 million for the third quarter of 2000. The number of paramedical examinations performed decreased to 689,000 from 767,000. The decrease in the number of paramedical examinations is the result of a slower than expected recovery in the life insurance industry, an increasingly difficult economic environment, and certain competitive issues. The volume decrease in paramedical examinations performed was partially offset by an increase in the average revenue per unit of service of approximately .4% for the third quarter of 2001, compared to the third quarter of 2000. This percentage increase is the result of an increase in services performed per examination. The number of Infolink reports decreased to 95,000 from 102,000. The decrease in the number of Infolink reports is the result of decreased volume resulting from a slower than expected recovery in the life insurance industry and an increasingly difficult economic environment. Additionally, the average price per unit of service decreased approximately 10%, as lower priced reports from one major client represented a greater percentage of the total Infolink reports provided.

The Company's cost of operations for the third quarter of 2001 totaled $41.5 million compared to $44.7 million for the third quarter of 2000. Cost of operations as a percentage of revenues improved to 72.5% for the third quarter 2001, compared to the 73.0% for the third quarter 2000. The reduction, as a percentage of revenues, is due to the Company's ability to manage its field expenses, despite a reduction in revenue.

Selling, general and administrative expenses totaled $ 10.9 million for the third quarter of 2001 and the third quarter of 2000, and as a percentage of revenue totaled 19.1% compared to 17.8%, respectively. The increase, as a percentage of revenues, is due to lower revenue levels in the third quarter of 2001.

Accordingly, the Company's operating income decreased to $4.8 million from $5.7 million and as a percentage of revenues, decreased to 8.5% from 9.3% for the third quarter of 2001 compared to the third quarter of 2000.

Interest expense decreased to $.05 million for the third quarter of 2001 from $
 .07 million for the third quarter 2000, due to lower interest rates on borrowed funds. Interest income decreased to $ .9 million for the third quarter of 2001 from $ 1.2 million for the third quarter 2000, due to lower levels of invested funds.

The effective tax rate was 42% and 43% for the quarters ended September 30, 2001 and 2000, respectively.

Net income and earnings per diluted share for the third quarter of 2001 were $3.2 million or $.05 per diluted share versus $3.9 million or $.06 per diluted share for the third quarter of 2000. Average diluted shares for the respective periods were 67,306,045 and 69,425,058.

                               HOOPER HOLMES, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

Results of Operation - Nine months ended September 30, 2001 compared to
                       Nine months ended September 30, 2000

Revenues for the nine months ended September 30, 2001 decreased 15.4% to $181.6 million from $214.6 million for the nine months ended September 30, 2000. The number of paramedical examinations performed decreased to 2,193,000 from 2,650,000. The decrease in the number of paramedical examinations is the result of a slower than expected recovery in the life insurance industry, an increasingly difficult economic environment, and certain competitive issues. The volume decrease in paramedical examinations performed was partially offset by an increase in the average revenue per unit of service of approximately .9% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. This percentage increase is the result of an increase in services performed per examination. The number of Infolink reports increased slightly to 308,000 from 307,000. The increase in the number of Infolink reports is due to increased volume of lower priced reports from one major Infolink client. The average price per Infolink report decreased by approximately 20%, and is due to an increase in lower priced reports from one major client which represents a greater percentage of the total Infolink reports provided.

The Company's cost of operations for the nine month's ended September 30, 2001 totaled $130.1 million compared to $153.5 million for the nine months ended September 30, 2000. Cost of operations as a percentage of revenues increased to 71.6% for the nine months ended September 30, 2001 from 71.5% for the nine months ended September 30, 2000. Branch operating expenses for the nine months ended September 30, 2001, are down approximately 9.0% compared to the nine months ended September 30, 2000, however, they remain slightly higher as a percentage of revenues, thus contributing to the modest percentage increase in cost of sales.

Selling, general and administrative expenses totaled $34.2 million for the nine months ended September 30, 2001 compared to $ 34.5 million for the nine months ended September 30, 2000, and as a percentage of revenue totaled 18.8% compared to 16.1%, respectively. The increase, as a percentage of revenues, is due to lower revenue levels for the nine months ended September 30, 2001.

Accordingly, the Company's operating income decreased to $17.3 million from $26.6 million and as a percentage of revenues, decreased to 9.5% from 12.4% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

The effective tax rate was 42% and 43% for the nine months ended September 30, 2001 and 2000, respectively.

Interest expense decreased to $ .2 million for the nine months ended September 30, 2001, from $ 1.2 million for the nine months ended September 30, 2000, due to lower interest rates on borrowed funds. Interest income decreased to $ 2.7 million for the nine months ended September 30, 2001, compared to $ 3.0 million for the nine months ended September 30, 2000.

The decrease in Other (expense) income, net, for the nine months ended September 30, 2001, as compared to September 30, 2000, is due to a one time pre-tax gain realized in the second quarter 2000, from the sale of securities owned by the Company of $.4 million.

Net income and earnings per diluted share for the nine months ended September 30, 2001 were $11.4 million or $.17 per diluted share versus $16.4 million or $.24 per diluted share for the nine months ended September 30, 2000. Average diluted shares for the respective periods were 67,820,431 and 68,234,937.

Liquidity and Financial Resources

The Company's primary sources of cash are internally generated funds, cash equivalents, and marketable securities, as well as the Company's bank credit facility.

On January 31, 2001, the Company entered into a marketing and equity investment agreement with e-Nable, at a total cost of $ 5.0 million. e-Nable provides an Internet-based business processing solutions that allow integration of data sources, underwriting intelligence, distribution channels and insurance products. In August 2001, the Company executed a convertible promissory note agreement with e-Nable, to provide additional financing for up to $ 1.75 million. As of September 30, 2001, there has been no additional financing provided to e-Nable.

Net cash provided by operating activities for the nine months ended September 30, 2001 was $20.6 million compared to $20.7 million for the nine month's ended September 30, 2000. The significant sources were net income of $ 11.4 million, $7.0 million of depreciation and amortization, and a $1.2 million increase in accounts payable and accrued expenses.

Days Sales Outstanding (DSO) for the nine months ended September 30, 2001 was
39.0 days, compared to 38.5 days for the year ended December 31, 2000, and 40.0 days at September 30, 2000.

As of September 30, 2001, the Company has outstanding borrowings against the term loan in the amount of $ 3 million, and has no borrowings against the $ 35 million revolving loan.

The Company's current ratio at September 30, 2001 stood at 7.0:1 as compared to 7.2:1 at December 31, 2000. Inflation has not, nor is it expected to have a material impact on the Company's financial results in 2001 and there have been no material commitments for capital expenditures.

On May 30, 2000, the Board of Directors authorized the repurchase of 2.5 million shares of the Company's common stock during this calendar year for an aggregate purchase price not to exceed $ 25 million. For the period ended September 30, 2001, the Company purchased 1,222,100 shares for a total cost of $ 10.1 million.

Dividends paid in February, May and August 2001 were $.0075 per share. At its board meeting on October 24, 2001, the Company declared a quarterly dividend of $.0075 per share.

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

Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the Company's adoption of Statement 142.

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

In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of earnings.

As of September 30, 2001, the Company has unamortized goodwill in the amount of $81.5 million and unamortized identifiable intangible assets in the amount of $12.5 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $ 3.2 million and $ 2.8 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company's debt security portfolio represents funds held temporarily pending use in our business and operations. The Company mitigates their risk by investing in only high credit quality securities that it believes to be low risk and by positioning its portfolio to respond to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of September 30, 2001.

                                                                                                2006 &                 Estimated
                                  2001        2002       2003        2004         2005       thereafter    Total       Fair Value
                                  ----        ----       ----        ----         ----       ----------   -------      ----------

(in Thousands  $)
Fixed Rate Investments           $1,000      $5,202     $7,061     $6,525        $6,223       $3,212      $29,223        $29,737
Average Interest Rates             5.23%       5.78%      5.76%      6.35%         6.07%        5.58%        5.92%

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Hooper Holmes, Inc.


Dated:  November 14, 2001



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