Form 10-K
period 2001-12-31
HOOPER HOLMES INC
filed 2002-04-01
CIK 741815

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             _____________________

                                    FORM 10-K
                              _____________________

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2001.

                         Commission file number: 1-9972
                             _____________________

                               HOOPER HOLMES, INC.
             (Exact name of Registrant as specified in its charter)


             New York                                    22-1659359
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

       170 Mt. Airy Road                                   07920
       Basking Ridge, NJ                                 (Zip Code)
(Address of principal executive offices)


                            Area Code (908) 766-5000
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

================================================================================
       Title of Each Class                          Name of Each Exchange
                                                     on Which Registered
--------------------------------------------------------------------------------
  Common Stock ($.04 par value)                    American Stock Exchange
================================================================================

                              _____________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s)229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

     As of February 28, 2002, there were 65,106,105 shares of Common Stock outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on the closing price of these shares on February 28, 2002 on the American Stock Exchange, was $ 544,863,358 based on 60,607,715 shares. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

     Certain information contained in the Company's 2001 Annual Report to Shareholders and its Proxy Statement in connection with its 2002 Annual Meeting of Shareholders is incorporated by reference into Parts I, II and III of this Form 10-K.

================================================================================

                                    FORM 10K
                                    --------

                                     PART 1
                                     ------

 ITEM 1. Business
 -------

 General

     Hooper Holmes is the nation's leading provider of health information underwriting services to the life insurance industry. We provide paramedical and medical examinations, personal health interviews and record collection, and laboratory testing, which help life insurance companies evaluate the risks associated with underwriting policies. We serve our customers through our network of approximately 8,000 registered nurses, licensed practical nurses, physicians, phlebotomists and medical and EKG technicians, of which approximately 1,200 are employees and approximately 6,800 are active independent contractors. We operate through approximately 225 branch offices and 75 contract affiliate offices located in 50 states, Guam and Puerto Rico. We have over 700 life insurance company customers, and most of the top 100 in the United States.

 Growth Strategy

     Our growth strategy is to enhance our industry leadership position by capitalizing on the industry trends and providing the most comprehensive array of health information services to the life insurance industry. We will pursue this strategy by:

..    Continuing our commitment to industry leadership through automation.
     Insurance companies and insurance agents are demanding faster, more user-friendly services. In response, we have made a substantial investment in technology and we believe we have the most automated branch network and operating system in the industry. Today, customers can handle several examination orders, monitor order status, communicate with our customer service and branch locations, and receive results of personal health interviews, electronically. For 2001, we received approximately 48% of all orders electronically. We intend to continue investing in the latest technology to further enhance our services and provide expanded electronic access over the Internet.

..    Increasing our focus on alternate distribution channels. Alternate distribution channels represent a rapidly growing segment of the life insurance industry. For the year 2001, alternate distribution channel customers accounted for approximately $64 million or 27% of our gross Portamedic revenues, up approximately 24% from $51 million for the same period in 2000. We believe that our geographic coverage and level of automation position us to provide the level of support that alternate distribution channels require. We have aggressively pursued sales to entities using these channels and are currently establishing alliances that in some cases have resulted in exclusive relationships with them.

..    Leveraging our national branch network. Our national branch network provides us with a broad geographical coverage capable of providing local service for insurance companies, agents and brokers across the entire United States. This coverage positions us to become the preferred provider of health information services to a consolidating life insurance industry. We believe that our branch network and technological infrastructure enable us to significantly increase the volume of our services with only a marginal increase in our branch operating costs.

..    Continuing to pursue strategic acquisitions. We intend to continue pursuing strategic acquisitions that complement existing services and leverage our existing capabilities. Our acquisition of a significant regional competitor in the Southeast and eleven other companies affirms our strategy here. Our marketing alliance and equity investment in e-Nable Corporation will allow us to join with its parent company, the MIB Group, to offer complete services through one portal, e-Nable Corporation.

..    Expanding into related lines of business. We are exploring means to enter new lines of business which leverage our existing branch network, service capabilities or customer base. For example, we continue to develop services for pharmaceutical companies engaged in the clinical trials process, including specimen collection and data management.

Services

Portamedic -- Paramedical and Medical Examinations

      We perform paramedical and medical examinations of insurance policy applicants under the Portamedic trade name and provide the results to insurance companies, agents and other non-traditional insurance marketers primarily in connection with the issuance of life insurance policies. We are the leading paramedical and medical examination Company in the U.S., having performed approximately 3.0 million exams for the year ended December 31, 2001 compared to approximately 3.4 million exams performed for the year ended December 31, 2000.

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

     As imaging technology continues to advance, Portamedic has developed exclusive capabilities to expedite completed requirements through the underwriting process. Our new Fax And Scan Today (F.A.S.T.) service indexes and images underwriting documents for immediate retrieval at our web site or through a securely encrypted File Transfer Protocol (FTP) site. Using the combined simplicity of fax processing with the latest in document management technology, clients now have the ability to case manage the workflow of pending applications and access imaged requirements from a single, convenient source.

     Images delivered through F.A.S.T. are password protected, making them available only to authorized personnel as designated by client companies. This can make F.A.S.T. documents simultaneously available to authorized agents, brokers and home office employees.

     In 2001, we introduced and are testing our e-mobile exam(TM) with large and small insurers, home office personnel and agents in the field. Using hand-held wireless devices, this new service provides state of the art business process solutions and rapid delivery of underwriting information. Features of this new service include electronic signature capture, improved quality of underwriting information, efficient communications between client, agent and insurer, elimination of paper forms, and same-day transmission of underwriting data collected.

     Since almost all of our examiners are nurses and other medically trained professionals, we are able to provide our customers with a full range of paramedical and medical examinations. Our examiners also perform other ancillary services including helping applicants understand and complete forms and obtaining consent signatures. In addition, we have dedicated customer service employees in Chicago, who help complete applications based on telephone interviews with applicants, and additional customer service employees located in service centers in Minneapolis, MN; Dallas, TX; Kansas City, KS; Santa Ana, CA; and Basking Ridge, NJ who provide general customer service support.

Each insurance company has separate guidelines for determining whether an examination is required and the type of services required. The following chart illustrates what a typical insurance company's guidelines might look like for determining the types of examinations and samples collected when our services are requested. Our computer system contains more than 2,000 of these charts for various insurance companies. Also, our system tracks required examination forms and our new Online Forms Library makes every state form of every client available to be printed from our branch system.


                                                        Age of Applicant
                             -----------------------------------------------------------------------
                                  18-40              41-50            51-60             61-70
                             -----------------------------------------------------------------------
                 $100,000      Urine, Blood      Paramedical,      Paramedical,       Paramedical,
                 and under                       Urine, Blood      Urine, Blood       Urine, Blood,
                                                                                      Resting EKG
                             -----------------------------------------------------------------------

                 $100,001-     Paramedical       Paramedical,      Paramedical,       Paramedical,
                 $350,000      Urine, Blood      Urine, Blood      Urine, Blood,      Urine, Blood,
                                                                   Resting EKG        Resting EKG
                             -----------------------------------------------------------------------

   Policy        $350,001-     Paramedical,      Paramedical,      Paramedical,       Medical Exam,
   Amount        $500,000      Urine, Blood      Urine, Blood      Urine, Blood,      Urine, Blood,
                                                 Resting EKG       Stress EKG         Stress EKG
                             -----------------------------------------------------------------------

                 $500,001-     Paramedical,      Paramedical,      Medical Exam,      Medical Exam,
                 $1,000,000    Urine, Blood      Urine, Blood,     Urine, Blood,      Urine, Blood,
                                                 Resting EKG       Stress EKG         Stress EKG
                             -----------------------------------------------------------------------

                 $1,000,001    Paramedical,      Medical Exam,     Medical Exam,      Medical Exam,
                 and up        Urine, Blood,     Urine, Blood,     Urine, Blood,      Urine, Blood,
                               Resting EKG       Stress EKG        Stress EKG         Stress EKG
                             -----------------------------------------------------------------------


Infolink Services Group -- Personal Health Interviews and Medical Record Collection

     Under the Infolink name, we offer personal health interviews and medical record collection, including attending physician statements, to our customers. Infolink reports are completed through highly automated, centrally located offices. In 2001, we provided approximately 410,000 Infolink reports, down 10,000 reports from 2000.

     Infolink reports can be ordered electronically, by fax or by phone. Approximately 74 full-time employees prepare all of the Infolink reports ordered by our customers from call centers in Austin, Texas; Philadelphia, Pennsylvania; Louisville, Kentucky; Chicago, Illinois; and San Jose, California. These employees interview the applicant, his or her employer, and his or her business and personal associates. The report is then electronically transmitted or faxed to the insurance underwriter at its request. Our information systems allow us to tailor reports for each client's needs and reduce paperwork and turnaround time for our clients. We strive to deliver our Infolink reports back to the insurance company within two to three days from the time of request.

     In addition, life insurance companies may also require attending physician statements. In such cases, either a branch office or our central attending physician statement offices in Chicago and San Jose will contact the applicant's physician, clinic or hospital to request medical records, send a written request with payment and follow-up to confirm delivery of the information.

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

     Insurance companies determine which laboratory will process the samples collected from their respective applicants. In 2001, we increased our customer list to over 180 insurance companies. The number of samples tested in 2001 was approximately 360,000 versus approximately 339,000 in 2000.

Portamedic Select(TM)

     In 2001, Portamedic Select(TM) went into full production with some of the largest insurance carriers in the industry. Offering pre-underwriting and case management services, Portamedic Select(TM) designs workflow processes that meet the specific underwriting needs of client companies, helping them issue more policies faster. Insurance carriers operating through direct marketing channels who use Portamedic Select(TM) have reported measurable benefits that far exceed their expectations. Portamedic Select(TM) reduced the underwriting cycle time for a major brokerage and alternative distribution carrier from ten days to three days. Portamedic Select(TM) can also consolidate and coordinate the clients' multiple supplier services and billing under a single, uniform system.

Other Services

     Under the Healthdex tradename, we are developing services for pharmaceutical and biotechnology companies. Our goal is to leverage our health information expertise and branch network to provide outsourced information services to support clinical trials and data analysis. Currently our business in this area consists of performing chart review and monitoring clinical trials processes. Chart review entails collecting patient information from physician records and transmitting it to customers in formats requested by them. Clinical trials monitoring entails verifying investigator credentials and site locations, as well as insuring that proper informed consent processes are followed. In addition, we perform some ancillary services such as occupational health screening and substance abuse testing for corporations and other organizations outside of the insurance industry.

     In late 2000, we began offering Teledex as a licensed product to the insurance industry. After providing tele-underwriting solutions to customers who have outsourced their call centers to us, we now have the technology and support systems necessary to license our innovative product to customers. As our customers strive to improve their efficiency, we believe licensing offers a unique opportunity for Hooper Holmes to further leverage its investments in technology to meet the increasing demands of the evolving life insurance industry.

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

     We have approximately 75 independent contract affiliates. Contract affiliates perform many of the same functions as our branch offices, but are independently owned and operated. Our contract affiliates provide our Portamedic services in assigned geographical areas throughout the United States and receive orders directly from our customers. Three of our contract affiliates have exclusive rights to provide examination services in areas that are not served by our branch offices. Each contract affiliate is responsible for compensating, training, hiring and supervising all of its personnel and must meet the same quality assurance standards of our branches, including necessary credentialing of its examiners. Our contract affiliates use a version of our system software that allows them to process customer billing information and obtain examination status reports.

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

     We provide additional automation services to our customers through our Teledex service. Teledex is an automated service providing applicant information to our insurance customers on an expedited basis. When an insurance customer transmits an order through Teledex, a staff member pulls up a customer-specific underwriting questionnaire on his or her computer terminal and begins collecting applicant information, which includes a telephone interview with the applicant. Teledex has over 2,000 different, customer-specific under-writing questions in its system, which enables us to provide customized reports for each customer in a matter of hours. This process is valuable to our customers because it allows them to begin the underwriting process upon receipt of our Teledex report, rather than waiting for an examiner to perform the examination, collect the data and then return the report and examination results. Teledex additionally receives and handles orders for attending physician statements.

   These customer links are designed to reduce paperwork, turnaround time and the chance that the insurance applicant will reconsider his or her buying decision by the time results are gathered.

Internet-based Ordering and Monitoring

  In addition to accessing Win R.A.P.I.D., customers can conduct business with us online through the Internet. Our online service enables customers to place orders and instantly and regularly monitor the status of a particular examination request. The benefits of this service to the customer are faster processing, 24-hour access, and easy order tracking. Customers gain access to our Portamedic Web site using a secure password. The status of exams is updated at the close of each business day and made available to the customer at the beginning of the next business day. The Internet has improved our customer service and has also lowered our processing costs by reducing the human interaction in the ordering process. This service is intended to complement telephone contact between our branches and insurance customers, and it provides an additional level of service that many of our customers desire. Non-traditional insurance marketers, who employ a direct response approach to selling insurance products, particularly depend upon our ability to expedite their requests for service. Approximately 37% of our alternate distribution channel orders were placed through the Internet in 2001.

Investment in e-Nable Corporation

   In January 2001, Hooper Holmes and e-Nable Corporation, entered into a marketing agreement (concurrent with an equity investment) that will allow insurance carrier customers to order and receive all the requirements for life and health insurance underwriting from a single source. e-Nable Corporation, a subsidiary of MIB Group, is a leader in e-commerce solutions for life and health insurance underwriting. The exclusive agreement is expected to significantly enhance the transaction time in the life and health insurance underwriting process, increase revenue and decrease acquisition costs. As a result, we are able to provide the life and health insurance industry unprecedented speed and accuracy in submitting, underwriting, and issuing insurance policies.

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

   At the corporate headquarters level, quality assurance specialists monitor examiner performance twice each year through detailed statistical analyses of examination accuracy and reporting methodology. A quality assurance log created monthly by the corporate office tracks errors and problems with examinations and examiners, including lab errors, omissions on forms and misdirected transmission of results. The quality assurance spe-cialists regularly evaluate examination procedures and consult with our insurance customers to address any specific problems and, where appropriate, suggest revisions to improve examination procedures and reports.

  We hire and contract with properly trained, experienced examiners. In addition, we have developed a database of over 1,000 credentialed physicians who are approved to perform medical examinations for our customers.

Sales and Marketing

  As new service capabilities have been introduced to the marketplace through the partnering of Portamedic and Heritage Labs, client companies have expressed a greater preference to work with a single point of contact for all of the services provided through Hooper Holmes. To better meet this demand, we have consolidated the Portamedic and Heritage Labs sales forces into a single unified team, focused on providing a more comprehensive approach to understanding and servicing all the underwriting needs of our customers. Additionally, we have added several account specialist positions who provide our clients with technical support services.

  All Portamedic, Heritage Labs and Infolink services will now be marketed on a national level through ten full-time sales executives with an average career tenure of more than 20 years. Three of these sales representatives call exclusively on entities that distribute through alternate distribution channels. We serve approximately 700 life insurance companies, including their extensive network of agency, district, and brokerage offices. National sales representatives promote our consistently high quality of service and rapid response time to examination requests and are responsible for maintaining our position on each insurance company's approved list of examination providers. We regularly attend and occasionally sponsor customer conferences to provide national sales representatives with opportunities to further develop key relationships.

  At the local level, branch managers, and in certain offices, additional marketing personnel, market our services directly to the local insurance agents and managers, who have the authority to select examination providers from the list approved by insurance companies home offices. These local marketing efforts highlight the quality of our examiners and the speed and accuracy of our services, including the ability of each branch to quickly ascertain the status of each service request through our automated branch management information system.

Competition

  Management believes that we are the largest of the four national firms that focus primarily on providing para-medical and medical examinations, personal interviews and record collection to the life insurance industry. Our largest competitors are Examination Management Services, Inc., American Para Professional Systems and Exam One, a subsidiary of Lab One, Inc. A significant number of regional and local firms also compete in our industry. Through our Heritage Labs subsidiary we also compete with laboratory testing providers, who typically do not provide other health information services such as paramedical and medical examinations, personal interviews and record collection.

  Although we have exclusive relationships with a small number of our customers, companies traditionally use two or more health information services providers. This means we face direct competition from our competitors who have existing relationships with many of our customers. Our ability to retain customers will depend on our continued ability to serve their needs and distinguish ourselves from our competitors. In management's opinion, the principal competitive factors in our market are:

..   price;

..   geographic breadth of coverage;

..   quality of service and examinations;

..   automation and connectivity between health information providers and insurers; and

..   timeliness of examination process and communication of results.

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

Service Marks and Trademarks

  We have registered several service marks, including
"Portamedic(R),""Healthdex(R)," "Teledex(R)," "Infolink(R)" and the Hooper Holmes logo with the United States Patent and Trademark Office. Our rights to these marks will continue as long as we comply with the usage, renewal filing and other legal requirements relating to the renewal of service marks.

Personnel

  We employ approximately 1,300 full-time and 1,250 part-time employees, including approximately 1,200 examiners, none of whom is represented by a collective bargaining agreement. We also contract with approximately 6,800 medically trained examiners, and utilize the services of 75 contract affiliates. We hire and contract with properly trained, experienced and, when required, licensed or certified examiners. Our ability to recruit skilled personnel is essential to our continued growth and success. Management attributes our success in recruiting skilled personnel in our health information services business to the flexible work schedules and varied work assignments we offer our examiners. Management believes that these factors will enable us to continue to attract and retain qualified personnel.

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

Insurance and Legal Proceedings

  Claims made against us arising in the course of providing health information services have not resulted in any material liability to date. We carry liability insurance in coverage amounts that we believe is customary in our business. There can be no assurance, however, that such coverage will be sufficient to cover claims made against us, that adequate insurance coverage will continue to be available to us, or that insurance coverage will be available on favorable terms. Our insurance coverage includes claims-made medical professional liability insurance and claims-made non-medical professional liability insurance, a property insurance policy, a general liability policy, and an umbrella insurance policy.

  The Company is a defendant in an action arising out of the Company's resale of a drug screening business it acquired and subsequently sold in 1995. The plaintiff claims to have suffered damages from the Company's alleged failure to comply with the terms of a non-competition agreement and a right of first refusal, as well as incomplete disclosure about the transaction. The Company has proposed a settlement and has a provision of $1.2 million for the matter in 2001. In the opinion of management, the Company has substantial legal defenses and/or insurance coverage with respect to all of its other pending legal actions; accordingly, none of these actions is expected to have a material adverse effect on the Company, its results of operations or its consolidated financial position.

  In the past, some state agencies have claimed that we improperly classified our examiners as independent contractors for purposes of state unemployment tax laws and that we were therefore liable for arrears of taxes, or for penalties for failure to comply with these laws. Following an adverse determination in California on an unemployment tax issue, we converted most of our California-based examiners to employees. We have prevailed on this issue in four states, and we have re-classified our independent contractors as employees in two other states. These adverse determinations have not had a material adverse effect on our business.

ITEM 2. Properties
------

  We own a five-building complex located at 170 Mt. Airy Road, Basking Ridge, New Jersey. Of approximately 53,000 total square feet of office space, we maintain our operations in approximately 43,000 square feet and the balance is leased or available for lease to several tenants. Management believes that this arrangement provides for our foreseeable expansion needs.

  We lease our field offices under a number of operating leases with varying terms and expirations.

ITEM 3. Legal Proceedings
------

  None

ITEM 4. Submission of Matters to a Vote of Security Holders
------

  No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
------
        Matters

  The common equity and related shareholder information presented under the caption "Quarterly Common Stock Price Range and Dividends" and "Investor Information -- Common Stock Information" is incorporated by reference from the Company's 2001 Annual Report to Shareholders which is Exhibit 13 to this report. As of February 14, 2002, there were 936 shareholders of record.

ITEM 6. Selected Financial Data
------

  The financial data included under the caption "Selected Financial Data" contained in the Company's 2001 Annual Report to Shareholders which is Exhibit 13 to this report is incorporated by reference herein.

ITEM 7. Management Discussion and Analysis of Financial Condition and Results of
------
        Operations

  The discussion included under the caption "Management's Discussion and Analysis" contained in the Company's 2001 Annual Report to Shareholders which is
Exhibit 13 to this report is incorporated by reference herein.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
-------

  The discussion included under the caption "Management's Discussion and Analysis" contained in the Company's 2001 Annual Report to Shareholders which is
Exhibit 13 to this report is incorporated by reference herein.

ITEM 8. Financial Statements and Supplementary Data
------

  Financial statements and supplementary data are included in the Company's 2001 Annual Report to Shareholders which is Exhibit 13 to this report and are incorporated by reference herein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and
------
        Financial Disclosure

  None

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant
-------

  Information contained under the captions "Nominees for Directors", "Directors Continuing in Office" , "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2002 is incorporated herein by reference.

ITEM 11. Executive Compensation
-------

  Information contained under the captions "Compensation of Executive Officers," "Compensation of Directors", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Report of the Executive Compensation Committee" and "Employment Contracts and Change-in-Control Arrangements" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2002 is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management
-------

  Information contained under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2002 is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions
-------

  Information contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2002 is incorporated herein by reference.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------

  (a) (1) The following financial statements and independent auditors' report are included in the Registrant's 2001 Annual Report to Shareholders. Independent Auditors' Report
           Consolidated Balance Sheets--
              December 31, 2001 and 2000
           Consolidated Statements of Income--
              Years ended December 31, 2001, 2000 and 1999
           Consolidated Statements of Stockholders' Equity--
              Years ended December 31, 2001, 2000 and 1999
           Consolidated Statements of Cash Flows--
              Years ended December 31, 2001, 2000 and 1999
           Notes to Consolidated Financial Statements

      (2) Schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

      (3)  Exhibits included herein

  (b)      No report on Form 8-K was filed during the fourth quarter of 2001.


  (c)                                        EXHIBIT

      3.1 Restated Certificate of Incorporation of Hooper Holmes, Inc., as amended (1)

      3.2 Certificate of Amendment of the Certificate of Incorporation of Hooper Holmes, Inc. (2)

      3.3  Bylaws of Hooper Holmes, Inc., as amended (3)

      4.1 Rights Agreement between Hooper Holmes, Inc. and First City Transfer Company (4)

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

(2) Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(3) Incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(4) Incorporated by reference to Exhibit 4.1 of the Company's Report on Form 10-K for the fiscal year ended December 31, 2000.

      10.1 Amended Employee Retention Agreement by and between Hooper Holmes, Inc., and James M. McNamee (5)

      10.2  Form of Indemnification Agreement (6)

      10.3  Hooper Holmes, Inc. Nonqualified Stock Option Plan (7)

      10.4 First Amendment to Hooper Holmes, Inc. Nonqualified Stock Option Plan (8)

      10.5  Hooper Holmes, Inc. 1992 Stock Option Plan as amended (9)

      10.6 Employee Stock Purchase Plan (1993) of Hooper Holmes, Inc., as amended (10)

      10.7  Hooper Holmes, Inc. 1994 Stock Option Plan (11)

      10.8 Amended and Restated Revolving Credit and Term Loan Agreement between Hooper Holmes, Inc. and First Union National Bank and Fleet Bank, N.A. (12)

      10.9  CEO Stock Option Agreement (13)

      10.10 1997 Stock Option Plan (14)

      10.11 1997 Director Option Plan (15)

      10.12 Employee Retention Agreement by and between Hooper Holmes, Inc. and Executive Officers of Hooper Holmes, Inc. (16)

      10.13 1999 Stock Option Plan (17)

      13    2001 Annual Report to Shareholders

      21    Subsidiaries of Hooper Holmes, Inc. (none)

      23    Consent of KPMG LLP

      24    Power of attorney
 _____________________

(5) Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(6) Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(7) Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K or the fiscal quarter ended December 31, 1990.

(8) Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(9) Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(10) Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(11) Incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(12) Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 1999.

(13) Incorporated by reference to Attachment to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 27, 1997.

(14) Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(15) Incorporated by reference to Exhibit 10.11 of Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(16) Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(17) Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HOOPER HOLMES, INC.
                                  (Registrant)

                                     /s/ James M. McNamee
                                     ___________________________________________
                                     By: James M. McNamee
                                         President & CEO

                                     Date:  April 1, 2002
                                          --------------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

___________________________________________________   Date:     April 1, 2002
James M. McNamee            Director                       ---------------------
                            President & CEO

___________________________________________________   Date:     April 1, 2002
*Benjamin A. Currier        Director                       ---------------------

___________________________________________________   Date:     April 1, 2002
Quentin J. Kennedy          Director                       ---------------------

___________________________________________________   Date:     April 1, 2002
*Kenneth R. Rossano         Director                       ---------------------

___________________________________________________   Date:     April 1, 2002
*Elaine Rigolosi            Director                       ---------------------

___________________________________________________   Date:     April 1, 2002
*John E. Nolan              Director                       ---------------------

___________________________________________________   Date:     April 1, 2002
*G. Earle Wight             Director                       ---------------------

__________________________________________________    Date:     April 1, 2002
Fred Lash                   Senior V.P., Treasurer         ---------------------
                            and Chief Financial
                            and Accounting Officer

*James M. McNamee, by signing his name hereto, does hereby sign this report for the persons before whose printed name an asterisk appears, pursuant to the power of attorney duly executed by such person and filed as Exhibit 24 hereto with the Securities and Exchange Commission.


                                  /s/ James M. McNamee
                                  ______________________________________________
                                  James M. McNamee