Form 10-K/A
period 2001-12-31
HOOPER HOLMES INC
filed 2002-04-02
CIK 741815

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             _____________________

                                   FORM 10-K/A
                                 Amendment No. 1
                              _____________________

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

(14) Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(15) Incorporated by reference to Exhibit 10.11 of Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(16) Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(17) Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HOOPER HOLMES, INC.
                                  (Registrant)

                                     /s/ James M. McNamee
                                     ___________________________________________
                                     By: James M. McNamee
                                         President & CEO

                                     Date:  April 2, 2002
                                          --------------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ James M. McNamee
___________________________________________________   Date:     April 2, 2002
James M. McNamee            Director                       ---------------------
                            President & CEO

___________________________________________________   Date:     April 2, 2002
*Benjamin A. Currier        Director                       ---------------------

___________________________________________________   Date:     April 2, 2002
Quentin J. Kennedy          Director                       ---------------------

___________________________________________________   Date:     April 2, 2002
*Kenneth R. Rossano         Director                       ---------------------

___________________________________________________   Date:     April 2, 2002
*Elaine Rigolosi            Director                       ---------------------

___________________________________________________   Date:     April 2, 2002
*John E. Nolan              Director                       ---------------------

___________________________________________________   Date:     April 2, 2002
*G. Earle Wight             Director                       ---------------------

/s/ Fred Lash
__________________________________________________    Date:     April 2, 2002
Fred Lash                   Senior V.P., Treasurer         ---------------------
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