Form 10-Q
period 2002-03-31
HOOPER HOLMES INC
filed 2002-05-15
CIK 741815

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2002

Commission File No. 1-9972

                           Hooper Holmes, Inc.
                           -----------------------------------------------------
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

                           Yes       X               No
                              ---------------          --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                             Outstanding at March 31, 2002
---------------------------------           -----------------------------------
Common stock, $.04 par value                            65,174,615

                      HOOPER HOLMES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                 Page No.
                                                                 --------

      PART I - Financial Information (unaudited)

         ITEM 1 - Financial Statements

                  Consolidated Balance Sheets                        1
                      as of March 31, 2002 and
                      December 31, 2001

                  Consolidated Statements of Income                  2
                      for the Three Months Ended
                      March 31, 2002 and 2001

                  Consolidated Statements of Cash Flows              3
                      for the Three Months Ended
                      March 31, 2002 and 2001

                  Notes to Consolidated

                      Financial Statements                           4-8


         ITEM 2 - Management's Discussion and Analysis               9-12
                      of Financial Condition and Results
                      of Operations

         ITEM 3 - Quantitative and Qualitative Disclosures           13
                      About Market Risk

                               Hooper Holmes, Inc.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                           03/31/02                  12/31/01
                                                                                     ---------------------      --------------------
ASSETS
Current Assets:
      Cash and cash equivalents                                                      $         49,139,705       $        52,571,616
      Marketable securities                                                                    34,806,680                31,225,891
      Accounts receivable, net                                                                 31,935,491                24,939,364
      Other current assets                                                                      6,889,322                 5,676,399
                                                                                     ---------------------      --------------------
          Total current assets                                                                122,771,198               114,413,270

Property, plant and equipment:
      Land and land improvements                                                                  618,972                   618,972
      Building                                                                                  4,635,735                 4,634,145
      Furniture, fixtures and equipment                                                        22,938,509                22,507,894
      Leasehold improvements                                                                      438,829                   427,897
                                                                                     ---------------------      --------------------
      Total property, plant and equipment                                                      28,632,045                28,188,908
      Less: Accumulated depreciation and amortization                                          20,885,878                20,355,456
                                                                                     ---------------------      --------------------
          Property, plant and equipment, net                                                    7,746,167                 7,833,452

Goodwill                                                                                       82,607,793                81,515,202
Intangible assets, net                                                                         10,587,303                11,995,686
Investment                                                                                      5,875,000                 5,218,750
Other assets                                                                                    1,019,255                   994,383
                                                                                     ---------------------      --------------------
          Total assets                                                               $        230,606,716       $       221,970,743
                                                                                     =====================      ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term debt                                           $            106,925       $           239,669
      Accounts payable                                                                          9,358,093                 7,479,797
      Accrued expenses:
          Insurance benefits                                                                      157,404                   386,093
          Salaries, wages and fees                                                              2,034,354                 3,368,318
          Payroll and other taxes                                                                 373,835                   289,779
          Income taxes payable                                                                  5,517,628                 4,683,762
          Other                                                                                 3,598,448                 3,906,662
                                                                                     ---------------------      --------------------
          Total current liabilities                                                            21,146,687                20,354,080

Long term debt, less current maturities                                                         3,393,794                 3,280,496
Deferred income taxes                                                                           1,581,910                 1,741,617
Minority interest                                                                                 330,111                   187,676

Stockholders' equity:
      Common stock, par value $.04 per share; authorized 240,000,000                            2,699,963                 2,699,963
          shares, issued 67,499,074 in 2002 and 2001.
      Additional paid-in capital                                                              131,838,243               134,482,010
      Accumulated other comprehensive income                                                       68,320                   201,589
      Retained earnings                                                                        89,475,110                84,308,815
                                                                                     ---------------------      --------------------
                                                                                              224,081,636               221,692,377
      Less: Treasury stock at cost (2,324,459 and 2,949,459 shares)                            19,927,422                25,285,503
                                                                                     ---------------------      --------------------
      Total stockholders' equity                                                              204,154,214               196,406,874
                                                                                     ---------------------      --------------------
          Total liabilities and stockholders' equity                                 $        230,606,716       $       221,970,743
                                                                                     =====================      ====================

     See accompanying notes to unaudited consolidated financial statements.

                               Hooper Holmes, Inc.
                        Consolidated Statements Of Income
                                   (unaudited)

                                                                                               Three months ended
                                                                                                   March 31,
                                                                              -----------------------------------------------------
                                                                                       2002                         2001
                                                                              -----------------------     -------------------------
Revenues                                                                      $           66,489,833      $             63,626,364
Cost of operations                                                                        45,900,589                    44,775,058
                                                                              -----------------------     -------------------------
    Gross profit                                                                          20,589,244                    18,851,306
Selling, general and administrative expenses                                              11,236,403                    11,680,190
                                                                              -----------------------     -------------------------
    Operating income                                                                       9,352,841                     7,171,116

Other income (expense):
    Interest expense                                                                         (28,839)                      (64,488)
    Interest income                                                                          555,596                     1,004,889
    Other Income (expense), net                                                             (190,255)                      (54,344)
                                                                              -----------------------     -------------------------
                                                                                             336,502                       886,057
                                                                              -----------------------     -------------------------
Income before income taxes                                                                 9,689,343                     8,057,173
                                                                              -----------------------     -------------------------
Income taxes                                                                               3,876,000                     3,379,000
                                                                              -----------------------     -------------------------
Net income                                                                    $            5,813,343      $              4,678,173
                                                                              =======================     =========================

Earnings per share:
    Basic                                                                     $                 0.09      $                   0.07
    Diluted                                                                   $                 0.09      $                   0.07
                                                                              =======================     =========================
Weighted average number of shares:
    Basic                                                                                 64,871,744                    65,205,040
    Diluted                                                                               67,724,851                    68,255,775
                                                                              =======================     =========================

See accompanying notes to unaudited consolidated financial statements.

                               Hooper Holmes, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                             Three months ended March 31,
                                                                                    ------------------------------------------------
                                                                                            2002                       2001
                                                                                    ----------------------      --------------------
Cash flows from operating activities:
    Net income                                                                      $           5,813,343       $         4,678,173
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                            1,240,714                 2,303,159
       Provision for bad debt expense                                                              75,000                    75,000
       Deferred tax benefit                                                                      (159,707)                  (38,858)
       Net realized loss (gain) on marketable securities available for sale                        26,704                   (63,993)
       Issuance of stock awards                                                                         0                     5,689
       Loss on sale of fixed assets                                                                 7,042                     5,209
    Change in assets and liabilities:
       Accounts receivable                                                                     (7,071,128)               (4,139,533)
       Other current assets                                                                    (1,237,795)                 (290,340)
       Accounts payable and accrued expenses                                                    2,638,788                 3,378,172
                                                                                    ----------------------      --------------------
    Net cash provided by operating activities                                                   1,332,961                 5,912,678
                                                                                    ----------------------      --------------------

Cash flows from investing activities:
    Purchases of marketable securities                                                         (7,268,907)               (8,475,005)
    Redemptions of marketable securities                                                        3,528,145                 7,492,432
    Business acquisition, net of cash acquired                                                   (369,219)                 (311,974)
    Investment in e-nable.com                                                                    (656,250)               (5,000,000)
    Capital expenditures                                                                         (475,461)                 (177,032)
                                                                                    ----------------------      --------------------
    Net cash used in investing activities                                                      (5,241,692)               (6,471,579)
                                                                                    ----------------------      --------------------

Cash flows from financing activities:
    Issuance of long term debt                                                                          0                   250,000
    Principal payments on long term debt                                                          (19,446)                  (34,459)
    Proceeds related to the exercise of stock options                                           1,143,314                   391,664
    Treasury stock acquired                                                                             0                (6,578,891)
    Dividends paid                                                                               (647,048)                 (489,266)
                                                                                    ----------------------      --------------------
    Net cash provided by (used in) financing activities                                           476,820                (6,460,952)
                                                                                    ----------------------      --------------------

Net decrease in cash and cash equivalents                                                      (3,431,911)               (7,019,853)
Cash and cash equivalents at beginning of year                                                 52,571,616                45,680,471
                                                                                    ----------------------      --------------------
Cash and cash equivalents at end of period                                          $          49,139,705       $        38,660,618
                                                                                    ======================      ====================

Supplemental disclosure of non-cash investing activity
Change in net unrealized gain on marketable secutiries available for sale           $              68,320       $           102,172

Supplemental disclosure of cash flow information Cash paid (received)
during the quarter for:
    Interest                                                                        $              32,063       $            66,150
    Income taxes                                                                    $           1,419,891       $          (260,093)

    See accompanying notes to unaudited consolidated financial statements.

                               HOOPER HOLMES, INC.

              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2002

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

The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

Note 2:  Earnings Per Share

"Basic" earnings per share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per share equals net income divided by the sum of weighted average common shares outstanding during the period plus dilutive common stock equivalents. Common stock equivalents (2,853,107 and 3,050,735 for the three months ended March 31, 2002 and 2001, respectively) are shares assumed to be issued if outstanding stock options were exercised.

Options to purchase 1,501,750 and 1,554,900 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2002 and 2001, respectively, because their exercise prices exceeded the average market price of outstanding common shares for the period.

Note 3:  Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss) which refers to those revenues, expenses, gains and losses which are excluded from net income. Other comprehensive income includes unrealized gains and losses on marketable securities classified as available-for-sale.

                                                Three Month Period Ended
                                           March 31, 2002     March 31, 2001
                                           --------------     --------------

Net income                                   $ 5,813,343      $ 4,678,173
Other comprehensive income:
Unrealized holding gains (losses)
   arising during period                        (159,973)         166,168
Less: reclassification adjustment for
   (gains) losses included in net income          26,704           63,993
                                             -----------      -----------
Net unrealized gain (loss) on
   securities                                   (133,269)         102,175
                                             -----------      -----------

Total comprehensive income                   $ 5,680,074      $ 4,780,348
                                             ===========      ===========



Note 4:  Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for sale securities by major security type and class of security at March 31, 2002 and December 31, 2001, was as follows:

                                                                   Gross             Gross
                                                                 Unrealized        Unrealized         Estimated
                                                Amortized          holding          holding             Fair
                                                   Cost             Gain             Loss               Value
                                                ---------        ----------        ----------         ---------
 At March 31, 2002

Government Agencies                          $   2,544,758     $      2,261          ($3,443)       $   2,543,576
Government Bonds & Notes                         4,550,292            4,552          (11,061)            4,543,783
Corporate Debt Securities                       27,643,310          110,093          (34,082)           27,719,321
                                                ----------          -------        ----------           ----------

Total                                        $  34,738,360       $  116,906          ($48,586)       $  34,806,680
                                             =============       ==========       ============       =============
At December 31, 2001

Government Agencies                          $   1,915,840     $      6,001            -            $   1,921,841
Government Bonds & Notes                         2,149,010            8,390           (2,048)            2,155,352
Corporate Debt Securities                       26,959,452          194,617           (5,371)           27,148,698
                                                ----------          -------         ---------           ----------

Total                                        $  31,024,302       $  209,008          ($7,419)        $  31,225,891
                                             =============       ==========       ===========        =============

Maturities of debt securities classified as available-for-sale were as follows at March 31, 2002 (maturities of mortgage-backed securities and collateralized mortgage obligations have been presented based upon estimated cash flows, assuming no change in the current interest rate environment):

                                             Amortized             Estimated
                                                Cost               Fair Value
                                            -------------       ---------------

Due within one year                         $  8,135,629         $  8,169,442
Due after one year through five years         24,683,348           24,715,943
Due after five years through ten years         1,919,383            1,921,295
                                            ------------         ------------
                                            $ 34,738,360         $ 34,806,680
                                            ============         ============

Proceeds from the sale of investment securities available for sale were $ 3,528,145 and $7,428,439 in the quarters ended March 31, 2002 and 2001, respectively, gross realized gains included in income in the quarters ended March 31, 2002 and 2001 were $0 and $63,993 respectively, and gross realized losses included in income in the quarters ended March 31, 2002 and 2001 were $26,704 and $0, respectively.

Note 5:  Capital Stock

The net tax benefit derived from the exercise of stock options was $ 1.6 million and $.3 million for the three months ended March 31, 2002 and 2001, respectively. Options exercised for the three months ended March 31, 2002 totaled 625,000 shares, all of which were issued from Treasury Stock.

On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2.5 million shares of the Company's common stock for an aggregate purchase price not to exceed $ 25 million. For the three months ended March 31, 2002, the Company did not purchase any shares of its common stock.

Note 6:  Legal Matters

The Company is a party to a number of legal actions arising in the ordinary course of its business. The Company is a defendant in an action arising out of the Company's resale of a drug screening business it acquired and subsequently sold in 1995. The plaintiff claims to have suffered damages from the Company's alleged failure to comply with the terms of a non-competition agreement and a first right of refusal, as well as incomplete disclosure about the transaction. The Company has proposed a settlement and has a provision of $ 1.2 million for the matter in 2001. In the opinion of management, the Company has substantial legal defenses and/or insurance coverage with respect to all of its other pending legal actions; accordingly, none of these actions is expected to have a material adverse effect on the Company, its consolidated results of operations or its consolidated financial position.

Note 7:     Goodwill and Intangible Assets

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new statement. Other identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Useful lives of amortizable intangible assets are required to be re-evaluated each reporting period with any changes in estimated useful lives being accounted for prospectively over the revised remaining useful life.

    The Company adopted SFAS 142 on January 1, 2002. Effective January 1, 2002, the Company reclassified $ 1.2 million of previously recorded value related to acquired workforce into goodwill and ceased amortizing this amount. Upon adoption, the Company no longer amortizes goodwill. The following table presents the effect the adoption of SFAS 142 would have had on the quarter ending March 31, 2001, and the year ending December 31, 2001 had SFAS 142 been applied retroactively:

                                                               Three months ended              Year ended
                                                     ------------------------------------------------------------
                                                       March 31, 2002    March 31, 2001     December 31, 2001
                                                     ------------------------------------------------------------
(dollars in thousands except for earnings per share)

Net income                                               $   5,813          $   4,678          $    15,247
Addback: Goodwill amortization, net of tax                      --                526                2,338
                                                         ---------          ---------          -----------
Adjusted net income                                      $   5,813          $   5,204          $    17,585
                                                         =========          =========          ===========
Basic earnings per share:
                      Net income                         $     .09          $     .07          $       .24
                      Goodwill amortization                     --                .01                  .04
                                                         ---------          ---------          -----------
                      Adjusted net income                $     .09          $     .08          $       .28
                                                         =========          =========          ===========
Diluted earnings per share
                      Net income                         $     .09          $     .07          $       .23
                      Goodwill amortization                     --                .01                  .03
                                                         ---------          ---------          -----------
                      Adjusted net income                $     .09          $     .08          $       .26
                                                         =========          =========          ===========



The Company has six months from the date of adoption to complete the initial test for impairment of Goodwill. During the first quarter of 2002, the Company completed its goodwill impairment evaluation and has concluded that goodwill is not impaired. The annual impairment test will be performed in the fourth quarter of each fiscal year.

Amortizable intangible assets are to be reviewed for impairment in accordance with SFAS No. 144 which supercedes SFAS No. 121 and further refines SFAS 121's requirement that companies recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. SFAS 144 also extends the presentation of discontinued operations to include more disposal transactions. The application of SFAS 144 in January 2002 did not have a material effect on our consolidated results of operations or financial position. As of January 1, 2002, the Company re-evaluated the carrying value and remaining useful lives of all previously recognized intangible assets and did not adjust either. As of March 31, 2002, there has been no triggering event that would cause the Company to re-evaluate the recoverability of its intangible assets.

All intangible assets are being amortized over their estimated useful lives, as indicated below. Intangible assets consist of:

                                           March 31, 2002     December 31, 2001
                                         ------------------  -------------------
Non-Competition Agreements (3-5 years)       $  4,337,500        $  4,267,500
Referral Base (9-11 years)                      9,298,500           9,296,000
Contractor Network (7 years)                    5,600,000           5,600,000
Assembled workforce ( 6 years)                       --             1,238,000
Trademarks and tradenames (10-15 years)           409,000             409,000
                                             ------------        ------------
                                               19,645,000          20,810,500
Less accumulated amortization                  (9,057,697)         (8,814,814)
                                             ------------        ------------
                                             $ 10,587,303        $ 11,995,686
                                             ============        ============



The aggregate acquired intangible amortization expense for the quarters ended March 31, 2002 and March 31, 2001, were approximately $678,000 and $770,000, respectively. The estimated acquired intangible amortization expense for the fiscal year ending December 31, 2002 is $2,712,000.

Note 8:  Investment

On January 31, 2001, the Company entered into a marketing and equity investment agreement with e-Nable Corporation (e-Nable), at a total original cost of $ 5.0 million. e-Nable provides Internet-based business processing solutions that allow integration of data sources, underwriting intelligence, distribution channels and insurance products. In August 2001, the Company executed a convertible promissory note agreement with e-Nable, to provide additional financing for up to $1.75 million of which $ .9 million was outstanding as of March 31, 2002. The Company has no future commitment to contribute additional funds to e-Nable other than the additional financing referred to above. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments.

The Company believes that the value of the investment is recoverable based on the initiatives completed to date by e-Nable management and its projected future operating results, including the technological developments and the backing of the majority owner of e-Nable, MIB, which is a life insurance industry trade organization. Demand for this service from industry organizations is expected to increase in 2002 and beyond. e-Nable is in the process of attempting to secure additional financing to allow it to complete its development efforts. If actual demand does not materialize, or if the financing efforts are not successful, the Company will review the value of the investment of long-lived assets to determine if the carrying value of the investment remains recoverable.

                                     Item 2
                               HOOPER HOLMES, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

Results of Operation -    Three months ended March 31, 2002 compared to
                          Three months ended March 31, 2001

Revenues for the first quarter of 2002 increased 5% to $ 66.5 million from $
63.6 million for the first quarter of 2001. The number of paramedical examinations performed increased slightly to 787,000 from 785,000. While units are relatively flat, the 5% revenue increase is due to an increase in the average revenue per examination of approximately 2.9%. Management believes this percentage increase in average revenue is due to higher prices per examination based on selling value added services such as Portamedic Select and Portamedic F.A.S.T.

The number of Infolink reports remained flat at approximately 106,000 reports for the first quarter, of both 2002 and 2001. The average price per unit of service decreased approximately 4 % for the first quarter of 2002 compared to the first quarter of 2001. This percentage decrease is the result of the Company's efforts to control medical fees associated with Infolink reports and certain competitive pressures.

The Company's cost of operations for the first quarter of 2002 totaled $45.9 million compared to $44.8 million for the first quarter of 2001. Cost of operations as a percentage of revenues improved to 69.0% for the first quarter of 2002, compared to 70.4% for the first quarter of 2001. The reduction, as a percentage of revenues, is due to the Company's ability to leverage its field expenses, despite the 5 % increase in revenues.

Selling, general and administrative expenses totaled $ 11.2 million for the first quarter of 2002 compared to $ 11.7 million for the first quarter of 2001, and as a percentage of revenue totaled 16.9% compared to 18.4%, respectively. The decrease, as a percentage of revenues, is due to higher revenue levels in the first quarter of 2002. Amortization of intangible assets was $ .7 million for the first quarter of 2002 compared to amortization of goodwill and intangible assets of $ 1.7 million for first quarter 2001. The decrease is attributable to the adoption of FASB Statement No. 142 "Goodwill and other Intangible Assets", which the Company adopted January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized.

Accordingly, the Company's operating income increased to $9.4 million from $7.2 million and as a percentage of revenues, increased to 14.1% from 11.3% for the first quarter of 2002 compared to the first quarter of 2001.

Interest income decreased to $ .6 million for the first quarter of 2002 from $
1.0 million for the first quarter 2001, due primarily to lower interest rates.

The effective tax rate was 40% and 42% for the quarters ended March 31, 2002 and 2001, respectively. The reduction in the effective tax rate is due to the adoption of Statement 141 and 142 and the resultant elimination of certain non-deductible goodwill amortization.

Net income and earnings per diluted share for the first quarter of 2002 were $5.8 million or $.09 per diluted share versus $4.7 million or $.07 per diluted share for the first quarter of 2001. Weighted average diluted shares for the respective periods were 67,724,851 and 68,255,775.

Liquidity and Financial Resources

The Company's primary sources of cash are internally generated funds, cash equivalents, and marketable securities, as well as the Company's bank credit facility.

On January 31, 2001, the Company entered into a marketing and equity investment agreement with e-Nable (e-Nable), at a total original cost of $ 5.0 million. e-Nable Corporation provides Internet-based business processing solutions that allow integration of data sources, underwriting intelligence, distribution channels and insurance products. In August 2001, the Company executed a convertible promissory note agreement with e-Nable, to provide additional financing for up to $1.75 million of which $ .9 million was funded and outstanding as of March 31, 2002. The Company has no future commitment to contribute additional funds to e-Nable other than the additional financing referred to above. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments.

The Company believes that the value of the investment is recoverable based on the initiatives completed to date by e-Nable management and its projected future operating results, including the technological developments and the backing of the majority owner of e-Nable, MIB, which is a life insurance industry trade organization. Demand for this service from industry organizations is expected to increase in 2002 and beyond. e-Nable is in the process of attempting to secure additional financing to allow it to complete its development efforts. If actual demand does not materialize, or if the financing efforts are not successful, the Company will review the value of the investment of long-lived assets to determine if the carrying value of the investment remains recoverable.

Net cash provided by operating activities for the three months ended March 31, 2002 was $1.3 million compared to $6.0 million for the three months ended March 31, 2001. The significant sources were net income of $ 5.8 million, $1.2 million of depreciation and amortization, a $2.6 million increase in accounts payable and accrued expenses, and was offset by a $ 7.1 million increase in accounts receivable.

Days Sales Outstanding (DSO) for the three months ended March 31,2002 was 46.0 days, compared to 47.5 days for the three months ended March 31, 2001, and 36.5 days at December 31, 2001.

As of March 31, 2002, the Company has outstanding borrowings against the term loan in the amount of $ 3 million, and has no borrowings against the $ 35 million revolving loan.

The Company's current ratio at March 31, 2002 stood at 5.8:1 as compared to 5.6:1 at December 31, 2001. Inflation has not, nor is it expected to have a material impact on the Company's financial results in 2002 and there have been no material commitments for capital expenditures.

On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2.5 million shares of the Company's common stock for an aggregate purchase price not to exceed $ 25 million. For the three months ended March 31, 2002, the Company did not purchase any shares of its common stock.

Dividends paid in February 2002 were $.01 per share. At its board meeting on April 3, 2002, the Company declared a quarterly dividend of $.01 per share.

Management believes that the combination of current cash and cash equivalents, and borrowings under the Company's credit facility along with the anticipated cash flows from operations, will provide sufficient capital resources to satisfy our short term and foreseeable long term needs.

Forward Looking Statements

Certain written and oral statements made by our Company or with the approval of an authorized executive officer of our Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995, including statements made in this report and other filings with the Securities and Exchange Commission. These statements generally are not historical in nature and can be identified by words such as "believe," "expect," "intend," "estimate," "anticipate," "project," "will," "may," "should," "could" and similar expressions. These statements involve risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These statements are not guarantees of future performance or results.

The following are some of the factors that could cause our Company's actual results to differ materially from those described in forward-looking statements:

Trends and other developments affecting the life insurance industry--We currently derive nearly all of our revenues from life insurance companies. The demand for our services is largely dependent on the demand for life insurance policies, policy amounts, the type of health information services requested, general economic conditions, and other factors beyond our control. Any decreases in demand for health information services by life insurance companies could substantially harm our business.

Loss of customers--Our relationships with most insurance company customers are not covered by formal written agreements, and we have exclusive relationships with only a small number of customers. Our ability to retain these customers will depend on our continued ability to serve their needs and distinguish us from our competitors. The loss of one or more customers could materially impact our business.

Changes in the health information services business environment--These include changes in the types of products demanded by insurance companies, competitive product and pricing pressures, including technological advancements by competitors, and our ability to gain or maintain market share notwithstanding the actions of our competitors. Factors such as these could impact our earnings and growth.

Continued growth of alternative distribution channels--Our continued growth will depend in part on increased use of the Internet and other alternative distribution channels by our customers to sell their life insurance products. Rapid growth in the use of these distribution channels may not continue. Reduction or replacement of these channels could limit any growth in the number of applications for life insurance policies, which could substantially harm our business.

Need to enhance and expand our technology and infrastructure--We need to continually adapt to the technological needs of our insurance company customers by enhancing and expanding our technology and network infrastructure to accommodate our customers' changing needs. Our failure to do so could substantially harm our business.

Loss of key management--Our continued success is materially dependent upon our key management team, including James M. McNamee, our Chairman, President and Chief Executive Officer, none of whom has an employment agreement. If we lose one or more of our executive officers, an inability to successfully recruit and retain additional highly skilled and experienced management, or to successfully train and promote existing personnel to serve in a managerial capacity, could substantially harm our business.

Acquisitions and other strategic investments--Our growth strategy has included acquiring other businesses and making strategic investments. There is no guarantee that these activities will be profitable, or that we will continue growing through these types of activities or otherwise.

Changes in laws and regulations, including changes in accounting standards, taxation requirements and environmental laws.

The effectiveness of our sales, advertising and marketing programs.

Our ability to achieve earnings forecasts, which are primarily based on projected numbers of examinations to be performed.

Economic and political conditions in the United States.

The uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

Other factors not identified could also cause actual results to materially differ from those described in forward-looking statements. Caution should be taken not to place undue reliance on any forward-looking statements made in this report or otherwise since such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of March 31, 2002.

                                                                                               2007 &                 Estimated
                                 2002         2003        2004         2005        2006      thereafter     Total     Fair Value
                                 ----         ----        ----         ----        ----      ----------     -----     ----------
(in thousands)
Fixed Rate Investments          $5,397       $9,068      $7,351       $7,831      $1,555       $2,927      $34,129      $34,807
Average Interest Rates           6.01%        5.00%       5.46%        6.23%       5.97%        6.13%        5.68%

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Hooper Holmes, Inc.

Dated:  May 15, 2002



                                             BY:  /s/ James M. McNamee
                                                ------------------------------
                                                      James M. McNamee
                                                      Chairman, President and
                                                      Chief Executive Officer


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