Form 10-Q
period 2002-06-30
HOOPER HOLMES INC
filed 2002-08-14
CIK 741815

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2002

Commission File No. 1-9972

             Hooper Holmes, Inc.
             -------------------------------------------------------
               (Exact name of registrant as specified in
                  its charter)


            New York                                    22-1659359
---------------------------------------     ---------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                   Identification Number)

170 Mt. Airy Rd., Basking Ridge, NJ                     07920
---------------------------------------     --------------------------------
(Address of principal executive office)              (Zip Code)


Registrant's telephone number, including area code:  (908) 766-5000


                                      None
-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes        X              No
                              ---------------          --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 Class                         Outstanding at June 30, 2002
----------------------------------------       ---------------------------------
Common stock, $.04 par value                              65,206,623

                      HOOPER HOLMES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                   Page No.

PART I - Financial Information (unaudited)

         ITEM 1 - Financial Statements

                  Consolidated Balance Sheets                          1
                      as of June 30, 2002 and
                      December 31, 2001

                  Consolidated Statements of Income                    2
                      for the Three and Six Months Ended
                      June 30, 2002 and 2001

                  Consolidated Statements of Cash Flows                3
                      for the Six Months Ended
                      June 30, 2002 and 2001

                  Notes to Consolidated

                      Financial Statements                             4-9


         ITEM 2 - Management's Discussion and Analysis                 10-17
                       of Financial Condition and Results
                       of Operations

         ITEM 3 - Quantitative and Qualitative Disclosures             18
                       About Market Risk

Part II - Other Information

         ITEM 4 - Submission of matters to a vote of                   19
                       Security Holders

                               HOOPER HOLMES, INC.
                           Consolidated Balance Sheets
                                  (unaudited)


                                                                                06/30/02          12/31/01
                                                                              ------------      ------------
ASSETS
Current Assets:

      Cash and cash equivalents                                               $ 49,826,958      $ 52,571,616
      Marketable securities                                                     35,723,292        31,225,891
      Accounts receivable, net                                                  29,124,858        24,939,364
      Other current assets                                                       6,272,980         5,676,399
                                                                              ------------      ------------
          Total current assets                                                 120,948,088       114,413,270

Property, plant and equipment:
      Land and land improvements                                                   618,972           618,972
      Building                                                                   4,883,305         4,634,145
      Furniture, fixtures and equipment                                         23,039,377        22,507,894
      Leasehold improvements                                                       440,719           427,897
                                                                              ------------      ------------
      Total property, plant and equipment                                       28,982,373        28,188,908
      Less: Accumulated depreciation and amortization                           21,438,329        20,355,456
                                                                              ------------      ------------
          Property, plant and equipment, net                                     7,544,044         7,833,452

Goodwill                                                                        85,412,900        81,515,202
Intangible assets, net                                                          10,359,009        11,995,686
Investment                                                                       4,682,499         5,218,750
Other assets                                                                     1,162,660           994,383
                                                                              ------------      ------------
          Total assets                                                        $230,109,200      $221,970,743
                                                                              ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

      Current maturities of long-term debt                                    $    124,649      $    239,669
      Accounts payable                                                           7,639,343         7,479,797
      Accrued expenses:
          Insurance benefits                                                       199,037           386,093
          Salaries, wages and fees                                               1,503,803         3,368,318
          Payroll and other taxes                                                  354,045           289,779
          Income taxes payable                                                   3,585,135         4,683,762
          Other                                                                  3,899,497         3,906,662
                                                                              ------------      ------------
          Total current liabilities                                             17,305,509        20,354,080

Long term debt, less current maturities                                          3,346,902         3,280,496
Deferred income taxes                                                            1,560,781         1,741,617
Minority interest                                                                  478,419           187,676

Stockholders' equity:
      Common stock, par value $.04 per share; authorized 240,000,000             2,699,963         2,699,963
          shares, issued 67,499,074 in 2002 and 2001.
      Additional paid-in capital                                               131,443,659       134,482,010
      Accumulated other comprehensive income                                       142,916           201,589
      Retained earnings                                                         92,742,679        84,308,815
                                                                              ------------      ------------
                                                                               227,029,217       221,692,377
      Less: Treasury stock at cost (2,292,451 and 2,949,459 shares)             19,611,628        25,285,503
                                                                              ------------      ------------
      Total stockholders' equity                                               207,417,589       196,406,874
                                                                              ------------      ------------
          Total liabilities and stockholders' equity                          $230,109,200      $221,970,743
                                                                              ============      ============


     See accompanying notes to unaudited consolidated financial statements.

                              HOOPER HOLMES, INC.
                       Consolidated Statements Of Income
                                  (unaudited)

                                      Three months ended              Six months ended
                                           June 30,                       June 30,
                                   --------------------------    ----------------------------
                                      2002           2001            2002            2001
                                   -----------    -----------    ------------    ------------
Revenues                           $66,015,123    $60,730,318    $132,504,956    $124,356,682
Cost of Operations                  47,034,682     43,828,854      92,935,271      88,603,912
                                   -----------    -----------    ------------    ------------
Gross profit                        18,980,441     16,901,464      39,569,685      35,752,770
Selling, general and admini-
 strative expenses                  11,288,646     11,618,316      22,525,049      23,298,506
Loss on Investment                   1,630,000       -              1,630,000        -
                                   -----------    -----------    ------------    ------------
Operating income                     6,061,795      5,283,148      15,414,636      12,454,264

Other income (expense):
Interest expense                       (28,675)       (54,649)        (57,514)       (119,136)
Interest income                        717,296        830,564       1,272,892       1,835,453
Other Income (expense), net           (238,073)      (104,292)       (428,328)       (158,638)
                                   -----------    -----------    ------------    ------------
                                       450,548        671,623         787,050       1,557,679
                                   -----------    -----------    ------------    ------------
Income before income taxes           6,512,343      5,954,771      16,201,686      14,011,943
                                   -----------    -----------    ------------    ------------
Income taxes                         2,592,000      2,462,000       6,468,000       5,841,000
                                   -----------    -----------    ------------    ------------
Net income                         $ 3,920,343    $ 3,492,771    $  9,733,686    $  8,170,943
                                   ===========    ===========    ============    ============

Earnings per share:
Basic                              $      0.06    $      0.05    $       0.15    $       0.13
Diluted                            $      0.06    $      0.05    $       0.14    $       0.12
                                   ===========    ===========    ============    ============
Weighted average number of shares:
Basic                               65,265,493     64,936,162      65,069,706      65,069,858
Diluted                             68,087,145     67,899,474      67,905,998      68,077,624
                                   ===========    ===========    ============    ============


     See accompanying notes to unaudited consolidated financial statements.

                               HOOPER HOLMES, INC.
                      Consolidated Statements Of Cash Flows
                                   (unaudited)

                                                                                 Six months ended June 30,
                                                                             ------------------------------
                                                                                 2002              2001
                                                                             -----------       ------------
Cash flows from operating activities:
  Net income                                                                 $ 9,733,686       $  8,170,943
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                              2,504,498          4,647,042
    Loss on investment                                                         1,630,000           -
    Provision for bad debt expense                                               150,000            150,000
    Deferred tax benefit                                                        (180,836)          (158,215)
    Net realized loss (gain) on marketable securities available for sale          22,007           (158,107)
    Issuance of stock awards                                                   -                      5,689
    Loss on sale of fixed assets                                                  14,140             16,837
  Change in assets and liabilities:
    Accounts receivable                                                       (4,335,495)          (571,377)
    Other current assets                                                        (764,858)          (472,561)
    Accounts payable and accrued expenses                                       (751,807)        (1,483,801)
                                                                             ------------      -------------
  Net cash provided by operating activities                                    8,021,335         10,146,450
                                                                             ------------      -------------

Cash flows from investing activities:
    Purchases of marketable securities                                        16,196,668)       (15,305,540)
    Redemptions of marketable securities                                      11,618,587         13,078,992
    Business acquisitions, net of cash acquired                               (3,651,770)        (4,364,136)
    Investment in and advances to e-nable Corporation                         (1,093,750)        (5,000,000)
    Capital expenditures                                                        (838,480)          (344,362)
                                                                             ------------      -------------
    Net cash used in investing activities                                     10,162,081)       (11,935,046)
                                                                             ------------      -------------

Cash flows from financing activities
    Issuance of long term debt                                                       --             250,000
    Principal payments on long term debt                                         (48,615)           (63,628)
    Proceeds from employee stock purchase plan                                   551,821               --
    Proceeds related to the exercise of stock options                          1,431,192            874,758
    Treasury stock acquired                                                   (1,238,489)        (7,359,429)
    Dividends paid                                                            (1,299,821)          (975,761)
                                                                             ------------      -------------
    Net cash used in financing activities                                       (603,912)        (7,274,060)
                                                                             ------------      -------------

Net decrease in cash and cash equivalents                                     (2,744,658)        (9,062,656)
Cash and cash equivalents at beginning of year                                52,571,616         45,680,471
                                                                             ------------      -------------
Cash and cash equivalents at end of period                                   $49,826,958       $ 36,617,815
                                                                             ============      =============

Supplemental disclosure of non-cash investing activity
Change in net unrealized gain on marketable securities available for sale    $   (58,673)      $    270,685

Supplemental disclosure of cash flow information
Cash paid during the quarter for:
    Interest                                                                 $    61,030       $    123,278
    Income taxes                                                             $ 4,451,210       $  6,086,487

     See accompanying notes to unaudited consolidated financial statements.

                               HOOPER HOLMES, INC.

              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2002

Note 1:           Basis of Presentation

The financial information included herein is unaudited however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K.

The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

Note 2:  Earnings Per Share

"Basic" earnings per share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per share equals net income divided by the sum of weighted average common shares outstanding during the period plus dilutive common stock equivalents. Common stock equivalents (2,821,652 and 2,963,312 for the three months ended and 2,836,292 and 3,007,766 for the six months ended June 30, 2002 and 2001, respectively) are shares assumed to be issued if outstanding stock options were exercised.

Options to purchase 1,499,500 and 1,515,300 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2002 and 2001, respectively, and 1,500,625 and 1,535,100 shares for the six months ended June 30, 2002 and 2001, respectively, because their exercise prices exceeded the average market price of outstanding common shares for the period.

Note 3:  Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss) which refers to those revenues, expenses, gains and losses which are excluded from net income. Other comprehensive income includes unrealized gains and losses on marketable securities classified as available-for-sale.

                                         Three Month Period Ended       Six Month Period Ended
                                       June 30, 2002  June 30, 2001  June 30, 2002   June 30, 2001
                                       -------------  -------------  -------------   -------------
Net income ..........................   $ 3,920,343    $ 3,492,771    $ 9,733,686    $ 8,170,943
Other comprehensive income:
Unrealized holding gains (losses)
    arising during period ...........        79,293         85,124        (80,680)       251,292
Less: reclassification adjustment for
    (gains) losses included in net
    income ..........................        (4,697)       (94,114)        22,007       (158,107)
                                        -----------    -----------    -----------    -----------
Net unrealized gain (loss) on
securities...........................        74,596         (8,990)       (58,673)        93,185
                                        -----------    -----------    -----------    -----------
Total comprehensive income ..........   $ 3,994,939    $ 3,483,781    $ 9,675,013    $ 8,264,128
                                        ===========    ===========    ===========    ===========

4:       Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for sale securities by major security type and class of security at June 30, 2002 and December 31, 2001, was as follows:

                                             Gross         Gross
                                           Unrealized     Unrealized    Estimated
                             Amortized      Holding        Holding        Fair
                               Cost          Gain           Loss          Value
                            -----------   -----------   ------------   ------------
At June 30, 2002
Government Agencies .....   $ 4,076,450   $    11,423   $         0    $ 4,087,872
Government Bonds & Notes      7,626,100        28,344           (62)     7,654,382
Corporate Debt Securities    23,877,826       130,030       (26,819)    23,981,038
                            -----------   -----------   -----------    -----------
Total ...................   $35,580,376   $   169,797   ($   26,881)   $35,723,292
                            ===========   ===========   ===========    ===========
At December 31, 2001
Government Agencies .....   $ 1,915,840   $     6,001          --      $ 1,921,841
Government Bonds & Notes      2,149,010         8,390        (2,048)     2,155,352
Corporate Debt Securities    26,959,452       194,617        (5,371)    27,148,698
                            -----------   -----------   -----------    -----------
Total ...................   $31,024,302   $   209,008   ($    7,419)   $31,225,891
                            ===========   ===========   ===========    ===========

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2002 (maturities of mortgage-backed securities and collateralized mortgage obligations have been presented based upon estimated cash flows, assuming no change in the current interest rate environment):

                                          Amortized       Fair
                                             Cost         Value
                                         -----------   -----------

Due within one year ..................   $10,574,723   $10,615,037
Due after one year through five years     23,197,241    23,292,362
Due after five years through ten years     1,808,412     1,815,893
                                         -----------   -----------
                                         $35,580,376   $35,723,292
                                         ===========   ===========

Proceeds from the sale of investment securities available for sale were $ 11,618,587 and $13,078,992 in the six months ended June 30, 2002 and 2001, respectively. Gross realized gains included in income in the six months ended June 30, 2002 and 2001 were $15,862 and $158,107 respectively, and gross realized losses included in income in the six months ended June 30, 2002 and 2001 were $37,869 and $0, respectively.

Note 5:  Capital Stock

The net tax benefit derived from the exercise of stock options was $ 1.9 million and $1.0 million for the six months ended June 30, 2002 and 2001, respectively. Options exercised for the six months ended June 30, 2002 totaled 733,700 shares, all of which were issued from Treasury Stock.

On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2.5 million shares of the Company's common stock for an aggregate purchase price not to exceed $ 25 million. For the six months ended June 30, 2002, the Company purchased 149,300 shares at a total cost of $ 1.2 million.

Note 6:  Legal Matters

The Company is a party to a number of legal actions arising in the ordinary course of its business. The Company was a defendant in an action arising out of the Company's resale of a drug screening business it acquired and subsequently sold in 1995. The plaintiff claimed to have suffered damages from the Company's alleged failure to comply with the terms of a non-competition agreement and a first right of refusal, as well as incomplete disclosure about the transaction. This action was settled in July 2002 and the Company paid $1.5 million, an amount provided for in its financial statements. In the opinion of management, the Company has substantial legal defenses and/or insurance coverage with respect to all of its other pending legal actions; accordingly, none of these actions is expected to have a material adverse effect on the Company, its consolidated results of operations or its consolidated financial position.

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

    The Company adopted SFAS 142 on January 1, 2002. Effective January 1, 2002, the Company reclassified $ 1.2 million of previously recorded value related to acquired workforce into goodwill and ceased amortizing this amount. Upon adoption, the Company no longer amortizes goodwill. The following table presents the effect the adoption of SFAS 142 would have had on the quarters ended June 30, 2001 and 2002, and the six months ended June 30, 2002 and 2001 had SFAS 142 been applied retroactively:

                                                        Three months ended                Six months ended
                                                  June 30, 2002   June 30, 2001    June 30, 2002   June 30, 2001
                                                  -------------   -------------    -------------   -------------
(dollars in thousands except for earnings
  per share)
Net income ................................         $   3,920       $   3,493       $   9,734       $   8,171
Addback:  Goodwill amortization, net of tax              --               549            --             1,075
                                                    ---------       ---------       ---------       ---------
Adjusted net income .......................         $   3,920       $   4,042       $   9,734       $   9,246
                                                    =========       =========       =========       =========
Basic earnings per share:
                  Net income ..............         $     .06       $     .05       $     .15       $     .13
                  Goodwill amortization ...              --               .01            --               .02
                                                    ---------       ---------       ---------       ---------
                  Adjusted net income .....         $     .06       $     .06       $     .15       $     .15
                                                    =========       =========       =========       =========
Diluted earnings per share
                  Net income ..............         $     .06       $     .05       $     .14       $     .12
                  Goodwill amortization ...              --               .01            --               .02
                                                    ---------       ---------       ---------       ---------
                  Adjusted net income .....         $     .06       $     .06       $     .14       $     .14
                                                    =========       =========       =========       =========

During the first quarter of 2002, the Company completed its goodwill impairment evaluation and has concluded that goodwill is not impaired. The annual impairment test will be performed in the fourth quarter of each fiscal year.

Amortizable intangible assets are to be reviewed for impairment in accordance with SFAS No. 144 which supercedes SFAS No. 121 and further refines SFAS 121's requirement that companies recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. SFAS 144 also extends the presentation of discontinued operations to include more disposal transactions. The application of SFAS 144 in January 2002 did not have a material effect on our consolidated results of operations or financial position. As of January 1, 2002, the Company re-evaluated the carrying value and remaining useful lives of all previously recognized intangible assets and did not adjust either. As of June 30, 2002, there has been no triggering event that would cause the Company to re-evaluate the recoverability of its intangible assets.

During the six months ended June 30, 2002, the Company completed several acquisitions which has resulted in $3.1 million of goodwill and $.5 million of intangible assets. Intangible assets consist of customer base of $.3 million, and non-competition agreements of $.2 million. Amortization expense related to the acquired intangible assets for the six months ended June 30, 2002 was approximately $11,750.

All intangible assets are being amortized over their estimated useful lives, as indicated below. Intangible assets consist of:

                                          June 30, 2002  December 31, 2001
                                          ------------    ----------------
Non-Competition Agreements (3-5 years)    $  4,492,500     $  4,267,500
Referral Base (9-11 years) ............      9,599,000        9,296,000
Contractor Network (7 years) ..........      5,600,000        5,600,000
Assembled workforce ( 6 years) ........           --          1,238,000
Trademarks and tradenames (10-15 years)        409,000          409,000
                                          ------------     ------------
                                            20,100,500       20,810,500
Less accumulated amortization .........     (9,741,491)      (8,814,814)
                                          ------------     ------------
                                          $ 10,359,009     $ 11,995,686
                                          ============     ============



The aggregate acquired intangible amortization expense for the six months ended June 30, 2002 and June 30, 2001, was approximately $1,362,000 and $1,550,000, respectively. The estimated acquired intangible amortization expense for the fiscal years ending December 31, 2002 to December 31, 2006 is $2,665,000, $2,423,000, $2,222,000, $1,633,000, and $1,327,000, respectively.

Note 8:  Investment

On January 31, 2001, the Company entered into a marketing and equity investment agreement with e-Nable Corporation (e-Nable), at a total original cost of $ 5.0 million. e-Nable provides Internet-based business processing solutions that allow integration of data sources, underwriting intelligence, distribution channels and insurance products. In August 2001, the Company executed a convertible promissory note agreement with e-Nable, to provide additional financing for up to $1.75 million of which $ 1.3 million was funded and outstanding as of June 30, 2002. The Company has no future commitment to contribute additional funds to e-Nable other than the additional financing referred to above. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments.

During the second quarter of 2002, the Company recorded a 25% write down to the carrying value of its investment in and advances to e-Nable Corporation, which resulted in a pre-tax charge of $ 1.6 million. The adjustment was estimated based on an assessment of the fair value of the investment and was mainly the result of the difficulty e-Nable has had in securing additional capital in the capital markets. If demand for the e-Nable products does not materialize or if e-Nable's financing efforts are not successful, the Company will continue to review the value of the investment to determine if the carrying value of the e-Nable investment should be further reduced.

Note 9: Commitments and Contingencies

On June 20, 2002, the Company, and subsequently its three principal competitors have been notified by the California Department of Health Services that they are in violation of the California Business and Professions Code, with respect to the drawing of blood by phlebotomists on a mobile basis. The Company disagrees with the Department's interpretation of the law, has retained legal counsel and is working with the Department to develop a reasonable interpretation of the law and a plan that will allow the Company to continue using phlebotomists to draw blood. There is no assurance that the Company will be able to continue utilizing the services of phlebotomists in California. However, the Company is exploring alternative collection methods, as well as expanding its network of licensed nurses and physicians, who are unaffected by the Department's interpretation of the law. It is expected this will minimize the impact to the Company and its insurance company customers should the Department ultimately prevail. The Company continues to service its customers in the State of California without interruption.

                                     Item 2
                               HOOPER HOLMES, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

Results of Operation - Three months ended June 30, 2002 compared to
                       Three months ended June 30, 2001

Revenues for the second quarter of 2002 increased 9% to $ 66.0 million from $
60.7 million for the second quarter of 2001. The number of paramedical examinations performed increased 7 % to 772,000 from 724,000. The increase in revenue and the increase in the number of paramedical exams performed is the result of the overall improvement in the life insurance industry in the second quarter. The revenue increase is also due to an increase in the average revenue per examination of approximately 3.4 %. Management believes the percentage increase in the average revenue per examination is due to higher prices per examination based on selling value added services such as Portamedic Select and Portamedic F.A.S.T.

On June 20, 2002, the Company, and subsequently its three principal competitors have been notified by the California Department of Health Services that they are in violation of the California Business and Professions Code, with respect to the drawing of blood by phlebotomists on a mobile basis. The Company disagrees with the Department's interpretation of the law, has retained legal counsel and is working with the Department to develop a reasonable interpretation of the law and a plan that will allow the Company to continue using phlebotomists to draw blood. There is no assurance that the Company will be able to continue utilizing the services of phlebotomists in California. However, the Company is exploring alternative collection methods, as well as expanding its network of licensed nurses and physicians, who are unaffected by the Department's interpretation of the law. It is expected this will minimize the impact to the Company and its insurance company customers should the Department ultimately prevail. The Company continues to service its customers in the State of California without interruption.

The number of Infolink reports increased to approximately 113,000 reports for the second quarter of 2002 from 108,000 reports for the second quarter of 2001. The average price per unit of service decreased approximately 3 % for the second quarter of 2002 compared to the second quarter of 2001. This percentage decrease is the result of certain competitive pressures and the Company's efforts to control medical fees associated with Infolink reports.

The Company's cost of operations for the second quarter of 2002 totaled $47.0 million compared to $43.8 million for the second quarter of 2001. Cost of operations as a percentage of revenues improved to 71.2% for the second quarter of 2002, compared to 72.2% for the second quarter of 2001. The reduction, as a percentage of revenues, is due to the Company's ability to leverage its field expenses, despite the 9% increase in revenues, and is offset by increased blood kit charges.

Selling, general and administrative expenses (SG&A) totaled $ 11.3 million for the second quarter of 2002 compared to $ 11.6 million for the second quarter of 2001, and as a percentage of revenues totaled 17.1% compared to 19.1%, respectively. The decrease, as a percentage of revenues, is due to higher revenue levels in the second quarter of 2002. Amortization of intangible assets was $ .7 million for the second quarter of 2002 compared to amortization of goodwill and intangible assets of $ 1.7 million for second quarter 2001. The decrease is attributable to the adoption of FASB Statement No. 142 "Goodwill and other Intangible Assets", which the Company adopted January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized.

The favorable effect of SFAS 142 in the second quarter of 2002, was offset by increased SG&A costs primarily in the areas of general insurance and employee programs insurance, which increased over the second quarter of 2001. These insurance costs, given current renewal trends in the insurance industry, are expected to increase in 2002, as the Company renews its insurance policies.

During the second quarter of 2002, the Company recorded a 25% write down to the carrying value of its investment in and advances to e-Nable Corporation, which resulted in a pre-tax charge of $ 1.6 million. The adjustment was estimated based on an assessment of the fair value of the investment and was mainly the result of the difficulty e-Nable has had in securing additional capital in the capital markets. If demand for the e-Nable products does not materialize or if e-Nable's financing efforts are not successful, the Company will continue to review the value of the investment to determine if the carrying value of the e-Nable investment should be further reduced.

The Company's operating income increased to $6.1 million from $5.3 million and as a percentage of revenues, increased to 9.2% from 8.7% for the second quarter of 2002 compared to the second quarter of 2001.

Interest income decreased to $ .7 million for the second quarter of 2002 from $ ..8 million for the second quarter 2001, due primarily to lower interest rates.

The effective tax rates were 40% and 41% for the quarters ended June 30, 2002 and 2001, respectively. The reduction in the effective tax rate is due to the adoption of Statement 141 and 142 and the resultant elimination of certain non-deductible goodwill amortization.

Net income and earnings per diluted share for the second quarter of 2002 were $3.9 million and $.06 per diluted share versus $3.5 million and $.05 per diluted share for the second quarter of 2001. Weighted average diluted shares for the respective periods were 68,087,145 and 67,899,474

                               HOOPER HOLMES, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

Results of Operation - Six months ended June 30, 2002 compared to
                       Six months ended June 30, 2001

Revenues for the six months ended June 30, 2002 increased 6.6% to $132.5 million from $124.4 million for the six months ended June 30, 2001. The number of paramedical examinations performed increased to approximately 1,559,000 from 1,509,000. These increases are due to the overall improvement in the life insurance industry and an increase in the average revenue per examination of approximately 3.2 %. Management believes the percentage increase in the average revenue per examination is due to higher prices per examination based on selling value added services such as Portamedic Select and Portamedic F.A.S.T.

On June 20, 2002, the Company, and subsequently its three principal competitors have been notified by the California Department of Health Services that they are in violation of the California Business and Professions Code, with respect to the drawing of blood by phlebotomists on a mobile basis. The Company disagrees with the Department's interpretation of the law, has retained legal counsel and is working with the Department to develop a reasonable interpretation of the law and a plan that will allow the Company to continue using phlebotomists to draw blood. There is no assurance that the Company will be able to continue utilizing the services of phlebotomists in California. However, the Company is exploring alternative collection methods, as well as expanding its network of licensed nurses and physicians, who are unaffected by the Department's interpretation of the law. It is expected this will minimize the impact to the Company and its insurance company customers should the Department ultimately prevail. The Company continues to service its customers in the State of California without interruption.

The Company's cost of operations for the six months ended June 30, 2002 totaled $92.9 million compared to $88.6 million for the six months ended June 30, 2001. Cost of operations as a percentage of revenues, decreased to 70.1% for the six months ended June 30, 2002 from 71.2% for the six months ended June 30, 2001. The reduction, as a percentage of revenues, is due to the Company's ability to leverage its field expenses, despite the 6.6% increase in revenues, and is offset by increased blood kit charges.

Selling, general and administrative expenses (SG&A) totaled $22.5 million for the six months ended June 30, 2002 compared to $ 23.3 million for the six months ended June 30, 2001, and as a percentage of revenues totaled 17.0% compared to 18.7%, respectively. The decrease is attributable to the adoption of FASB. Statement No. 142 " Goodwill and other Intangible Assets", which the Company adopted January 1, 2002. SFAS. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. Amortization of intangible assets was $ 1.4 million for the six months ended June 30, 2002 compared to amortization of goodwill and intangible assets of $ 3.4 million for the six months ended June 30, 2001. The favorable effect of SFAS 142 for the six months ended June 30, 2002, was offset by increased SG&A cost primarily in the areas of general insurance and employee programs insurance, which increased over the six months ended June 30, 2001. These insurance costs, given current renewal trends in the insurance industry, are expected to increase in 2002, as the Company renews its insurance policies.

During the second quarter of 2002, the Company recorded a 25% write down to the carrying value of its investment in and advances to e-Nable Corporation, which resulted in a pre-tax charge of $ 1.6 million. The adjustment was estimated based on an assessment of the fair value of the investment and was mainly the result of the difficulty e-Nable has had in securing additional capital in the capital markets. If demand for the e-Nable products does not materialize or if e-Nable's financing efforts are not successful, the Company will continue to review the value of the investment to determine if the carrying value of the e-Nable investment should be further reduced.

The Company's operating income increased to $15.4 million from $12.5 million and as a percentage of revenues, increased to 11.6% from 10.0% for the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

Interest income decreased to $.3 million for the six months ended June 30, 2002, compared to $1.8 million for the six months ended June 30, 2001 due to lower interest rates.

The effective tax rates were 40% and 42% for the six months ended June 30, 2002 and 2001, respectively. The reduction in the effective tax rate is due to the adoption of Statement 141 and 142 and the resultant elimination of certain non-deductible goodwill amortization.

Net income and earnings per diluted share for the six months ended June 30, 2002 were $9.7 million and $.14 per diluted share versus $8.2 million and $.12 per diluted share for the six months ended June 30, 2001. Average diluted shares for the respective periods were 67,905,998 and 68,077,624.

Liquidity and Financial Resources

The Company's primary sources of cash are internally generated funds, cash equivalents, and marketable securities, as well as the Company's bank credit facility.

On January 31, 2001, the Company entered into a marketing and equity investment agreement with e-Nable Corporation (e-Nable), at a total original cost of $ 5.0 million. e-Nable Corporation provides Internet-based business processing solutions that allow integration of data sources, underwriting intelligence, distribution channels and insurance products. In August 2001, the Company executed a convertible promissory note agreement with e-Nable, to provide additional financing for up to $1.75 million of which $ 1.3 million was funded and outstanding as of June 30, 2002. The Company has no future commitment to contribute additional funds to e-Nable other than the additional financing referred to above. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments.

During the second quarter of 2002, the Company recorded a 25% write down to the carrying value of its investment in and advances to e-Nable Corporation, which resulted in a pre-tax charge of $ 1.6 million. The adjustment was estimated based on an assessment of the fair value of the investment and was mainly the result of the difficulty e-Nable has had in securing additional capital in the capital markets. If demand for the e-Nable products does not materialize or if e-Nable's financing efforts are not successful, the Company will continue to review the value of the investment to determine if the carrying value of the e-Nable investment should be further reduced.

Net cash provided by operating activities for the six months ended June 30, 2002 was $6.4 million compared to $10.2 million for the six months ended June 30, 2001. The significant sources were net income of $ 9.7 million, $2.5 million of depreciation and amortization, and was offset by a $ 4.3 million increase in accounts receivable and a $ .8 million decrease in accounts payable and accrued expenses.

Days Sales Outstanding (DSO) for the six months ended June 30, 2002 was 42.0 days, compared to 46.0 days for the three months ended March 31, 2002, and 36.5 days at December 31, 2001.

As of June 30, 2002, the Company has outstanding borrowings against the term loan in the amount of $ 3 million, and has no borrowings against the $ 35 million revolving loan.

The Company's current ratio at June 30, 2002 stood at 7.0:1 as compared to 5.6:1 at December 31, 2001. Inflation has not, nor is it expected to have a material impact on the Company's financial results in 2002 and there have been no material commitments for capital expenditures.

On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2.5 million shares of the Company's common stock for an aggregate purchase price not to exceed $ 25 million. For the six months ended June 30, 2002, the Company purchased 149,300 shares at a total cost of $ 1.2 million.

Dividends paid in February and May 2002 were $.01 per share or an aggregate of $.02 per share for the six months ended June 30, 2002 versus $.015 for the comparable period last year. At its board meeting on July 30, 2002, the Company declared a quarterly dividend of $.01 per share.

Management believes that the combination of current cash and cash equivalents, and borrowings under the Company's credit facility along with the anticipated cash flows from operations, will provide sufficient capital resources to satisfy our short term and foreseeable long term needs.

Critical Accounting Policies

There were no changes to the Company's critical accounting policies during the six months ended June 30, 2002.

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires companies to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. Companies also record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003 and the Company does not anticipate that the statement will have a material impact on the Company's financial statements.

On July 2002, the Financials Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No.146,"Accounting for Costs Associated with Exit or Disposal Activities" which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146, replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and the Company does not anticipate that the statement will have a material impact on the Company's financial statements.

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

Loss of customers--Our relationships with most insurance company customers are not covered by formal written agreements, and we have exclusive relationships with only a small number of customers. Our ability to retain these customers will depend on our continued ability to serve their needs and to distinguish us from our competitors. The loss of one or more customers could materially impact our business.

Changes in the health information services business environment--These include changes in the types of products demanded by insurance companies, competitive product and pricing pressures, including technological advancements by competitors, and our ability to gain or maintain market share notwithstanding the actions of our competitors. Factors such as these could adversely impact our earnings and growth.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company's debt security portfolio represents funds held temporarily pending use in our business and operations. The Company mitigates this risk by investing in only high credit quality securities that it believes to be low risk and by positioning its portfolio to respond to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of June 30, 2002.

                                                                                    2007 &                Estimated
                              2002       2003        2004       2005       2006   thereafter    Total     Fair Value
                              ----       ----        ----       ----       ----   ----------    -----     ----------
(in thousands)
Fixed Rate Investments      $ 4,153    $ 8,389    $ 10,993    $ 5,708    $ 1,680    $ 3,821    $ 34,743    $35,723
Average Interest Rates        5.65%      4.94%       5.02%      5.90%      5.76%      6.27%       5.39%

PART II - Other Information

Item 4:  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders on May 21, 2002, the shareholders elected Benjamin A. Currier and Elaine L. Rigolosi to serve as directors until the 2005 Annual Meeting, ratified the selection of KPMG LLP to serve as the Company's independent auditors for 2002 and approved the 2002 Stock Option Plan.

The chart below names each director nominated for election by the shareholders at the 2002 Annual Meeting, the number of votes cast for, against or withheld and the number of broker nonvotes with respect to each such person:

                                         Votes Cast                 Broker
Nominee                     For           Against      Withheld    Nonvotes
-------                    ------------------------------------    --------
Benjamin Currier           55,764,535        -        2,800,283        0

Elaine L. Rigolosi         55,770,641        -        2,794,177        0



The name of each director whose term of office as a director continued after the annual meeting is as follows:

                  Quentin J. Kennedy
                  John E. Nolan
                  James M. McNamee
                  Kenneth R. Rossano
                  G. Earle Wight

With respect to the ratification of KPMG LLP as independent auditors, the number of votes cast was 56,212,930 For, 2,279,680 Against, 72,206 Abstained and 0 Broker Nonvotes.

With respect to the approval of the 2002 Stock Option Plan, the number of votes cast was 52,138,388 For, 6,166,584 Against, 259,843 Abstained and 0 Broker Nonvotes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Hooper Holmes, Inc.
Dated:  August 14, 2002



                                          BY: /s/ James M. McNamee
                                              -------------------------------
                                                  James M. McNamee
                                                  Chairman, President and
                                                  Chief Executive Officer

                                          BY: /s/ Fred Lash
                                              -------------------------------
                                                  Fred Lash
                                                  Senior Vice President
                                                  Chief Financial Officer &
                                                  Treasurer