Form 10-Q
period 2002-09-30
HOOPER HOLMES INC
filed 2002-11-13
CIK 741815

FORM 10Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002

Commission File No. 1-9972

Hooper Holmes, Inc.

(Exact name of registrant as specified in its charter)

New York	22-1659359

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

170 Mt. Airy Rd., Basking Ridge, NJ	07920

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (908) 766-5000

None

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

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 30, 2002

Common stock, $.04 par value	64,364,723

HOOPER HOLMES, INC. AND SUBSIDIARIES

Hooper Holmes, Inc.
 Consolidated Balance Sheets
(unaudited)

	09/30/02	12/31/01

ASSETS
Current Assets:
Cash and cash equivalents	$41,645,219	$52,571,616
Marketable securities	33,839,367	31,225,891
Accounts receivable, net	25,908,820	24,939,364
Other current assets	6,586,952	5,676,399

Total current assets	107,980,358	114,413,270
Property, plant and equipment:
Land and land improvements	627,672	618,972
Building	4,887,635	4,634,145
Furniture, fixtures and equipment	23,999,690	22,507,894
Leasehold improvements	440,719	427,897

Total property, plant and equipment	29,955,716	28,188,908
Less: Accumulated depreciation and amortization	21,713,346	20,355,456

Property, plant and equipment, net	8,242,370	7,833,452
Goodwill	94,937,873	81,515,202
Intangible assets, net	10,746,756	11,995,686
Investment	0	5,218,750
Other assets	3,494,448	994,383

Total assets	$225,401,805	$221,970,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$143,342	$239,669
Accounts payable	8,368,569	7,479,797
Accrued expenses:
Insurance benefits	179,435	386,093
Salaries, wages and fees	1,728,760	3,368,318
Payroll and other taxes	508,802	289,779
Income taxes payable	1,894,328	4,683,762
Other	4,406,411	3,906,662

Total current liabilities	17,229,647	20,354,080
Long term debt, less current maturities	3,381,860	3,280,496
Other long term liabilities	652,410
Deferred income taxes	2,029,621	1,741,617
Minority interest	763,475	187,676
Stockholders’ equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 67,499,074 in 2002 and 2001.	2,699,963	2,699,963
Additional paid-in capital	130,417,612	134,482,010
Accumulated other comprehensive income	222,963	201,589
Retained earnings	92,229,298	84,308,815

	225,569,836	221,692,377
Less: Treasury stock at cost (2,292,451 and 2,949,459 shares)	24,225,044	25,285,503

Total stockholders’ equity	201,344,792	196,406,874

Total liabilities and stockholders’ equity	$225,401,805	$221,970,743

See accompanying notes to unaudited consolidated financial statements.

Hooper Holmes, Inc.
 Consolidated Statements Of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Revenues	$59,590,822	$57,238,204	$192,095,778	$181,594,886
Cost of operations	43,726,569	41,481,906	136,661,840	130,085,818

Gross profit	15,864,253	15,756,298	55,433,938	51,509,068
Selling, general and administrative expenses	11,063,205	10,913,321	33,588,254	34,211,827
Loss on investment	5,120,000	—	6,750,000	—

Operating income	(318,952)	4,842,977	15,095,684	17,297,241
Other income (expense):
Interest expense	(28,312)	(46,360)	(85,826)	(165,496)
Interest income	653,334	856,270	1,926,226	2,691,722
Other Income (expense), net	(124,600)	(59,336)	(552,928)	(217,973)

	500,422	750,574	1,287,472	2,308,253

Income before income taxes	181,470	5,593,551	16,383,156	19,605,494

Income taxes	46,000	2,348,000	6,514,000	8,189,000

Net income	$135,470	$3,245,551	$9,869,156	$11,416,494

Earnings per share:
Basic	$0.00	$0.05	$0.15	$0.18
Diluted	$0.00	$0.05	$0.15	$0.17

Weighted average number of shares:
Basic	64,834,518	64,944,481	64,990,448	65,027,607
Diluted	66,820,460	67,306,045	67,544,152	67,820,431

See accompanying notes to unaudited consolidated financial statements.

Hooper Holmes, Inc.
 Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,

	2002	2001

Cash flows from operating activities:
Net income	$9,869,156	$11,416,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,685,097	6,996,454
Loss on investment	6,750,000	—
Provision for bad debt expense	225,000	225,000
Deferred tax benefit	255,030	(164,375)
Net realized loss (gain) on marketable securities available for sale	(33,008)	(225,641)
Issuance of stock awards	—	5,689
Loss on sale of fixed assets	17,502	20,854
Change in assets and liabilities:
Accounts receivable	1,284,249	967,579
Other current assets	(3,064,133)	(128,695)
Accounts payable and accrued expenses	(5,080,308)	1,203,640

Net cash provided by operating activities	13,908,585	20,316,999

Cash flows from investing activities:
Purchases of marketable securities	(28,824,724)	(21,946,399)
Redemptions of marketable securities	26,265,222	21,863,932
Business acquisitions, net of cash acquired	(12,066,652)	(6,066,957)
Investment in and advances to e-nable Corporation	(1,531,250)	(5,000,000)
Capital expenditures	(1,405,519)	(563,940)

Net cash used in investing activities	(17,562,923)	(11,713,364)

Cash flows from financing activities:
Issuance of long term debt	—	250,000
Principal payments on long term debt	(81,447)	(92,797)
Proceeds from employee stock purchase plan	551,821	—
Proceeds related to the exercise of stock options	1,752,812	906,986
Treasury stock acquired	(7,546,572)	(10,082,167)
Dividends paid	(1,948,673)	(1,463,974)

Net cash used in financing activities	(7,272,059)	(10,481,952)

Net decrease in cash and cash equivalents	(10,926,397)	(1,878,317)
Cash and cash equivalents at beginning of year	52,571,616	45,680,471

Cash and cash equivalents at end of period	$41,645,219	$43,802,154

Supplemental disclosure of non-cash investing activity
Change in net unrealized gain on marketable securities available for sale	$34,944	$414,680
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$258,554	$175,072
Income taxes	$7,176,685	$6,344,366

See accompanying notes to unaudited consolidated financial statements.

HOOPER HOLMES, INC.

Notes to Unaudited Consolidated Financial Statements
September 30, 2002

Note 1:          Basis of Presentation

The financial information included herein is unaudited however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K.

The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Note 2:          Earnings Per Share

“Basic” earnings per share equals net income divided by weighted average common shares outstanding during the period.  “Diluted” earnings per share equals net income divided by the sum of weighted average common shares outstanding during the period plus dilutive common stock equivalents.  Common stock equivalents (1,985,942 and 2,361,564 for the three months ended and 2,553,704 and 2,792,824 for the nine months ended September 30, 2002 and 2001, respectively) are shares assumed to be issued if outstanding stock options were exercised.

Options to purchase 3,993,750 and 1,969,800 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2002 and 2001, respectively, and 2,331,643 and 1,676,650 shares for the nine months ended September 30, 2002 and 2001, respectively, because their exercise prices exceeded the average market price of outstanding common shares for the period.

Note 3:          Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss) which refers to those revenues, expenses, gains and losses which are excluded from net income. Other comprehensive income includes unrealized gains and losses on marketable securities classified as available-for-sale.

	Three Month Period Ended		Nine Month Period Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net income	$135,470	$3,245,551	$9,869,156	$11,416,494
Other comprehensive income:
Unrealized holding gains arising during period	134,655	214,864	53,974	466,156
Less: reclassification adjustment for (gains) losses included in net income	(55,015)	(67,534)	(33,008)	(225,641)

Net unrealized gain (loss) on securities	79,640	147,330	20,966	240,515

Total comprehensive income	$215,110	$3,392,881	$9,890,122	$11,657,009

4:          Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for sale securities by major security type and class of security at September 30, 2002 and December 31, 2001, was as follows:

	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Estimated Fair Value

At September 30, 2002
Government Agencies	$8,287,890	$18,752	$(54)	$8,306,588
Government Bonds & Notes	9,465,739	75,254	0	9,540,993
Corporate Debt Securities	15,863,182	131,887	(3,283)	15,991,786

Total	$33,616,811	$225,893	$(3,337)	$33,839,367

At December 31, 2001
Government Agencies	$1,915,840	$6,001	—	$1,921,841
Government Bonds & Notes	2,149,010	8,390	(2,048)	2,155,352
Corporate Debt Securities	26,959,452	194,617	(5,371)	27,148,698

Total	$31,024,302	$209,008	$(7,419)	$31,225,891

Maturities of debt securities classified as available-for-sale were as follows at September 30, 2002 (maturities of mortgage-backed securities and collateralized mortgage obligations have been presented based upon estimated cash flows, assuming no change in the current interest rate environment):

	Amortized Cost	Fair Value

Due within one year	$10,159,766	$10,192,176
Due after one year through five years	23,092,768	23,277,144
Due after five years through ten years	364,277	370,047

	$33,616,811	$33,839,367

Proceeds from the sale of investment securities available for sale were $ 26,265,222 and $21,863,932 in the nine months ended September 30, 2002 and 2001, respectively. Gross realized gains included in income in the nine months ended September 30, 2002 and 2001 were $74,953 and $225,641 respectively, and gross realized losses included in income in the nine months ended September 30, 2002 and 2001 were $41,945 and $0, respectively.

Note 5:          Capital Stock

The net tax benefit derived from the exercise of stock options was $ 2.2 million and $1.0 million for the nine months ended September 30, 2002 and 2001, respectively.  Options exercised for the nine months ended September 30, 2002 totaled 936,300 shares, all of which were issued from Treasury Stock.

On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $ 25 million.  For the nine months ended September 30, 2002, the Company purchased 1,193,800 shares at a total cost of approximately $ 7.5 million.

Note 6:          Legal Matters

The Company is a party to a number of legal actions arising in the ordinary course of its business.  In the opinion of management, the Company, has substantial legal defenses and/or insurance coverage with respect to all of its pending legal actions.  Accordingly, none of these actions is expected to have a material adverse effect on the Company, its consolidated results of operations or its consolidated financial position.

Note 7:          Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new statement. Other identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Useful lives of amortizable intangible assets are required to be re-evaluated each reporting period with any changes in estimated useful lives being accounted for prospectively over the revised remaining useful life.

The Company adopted SFAS 142 on January 1, 2002. Effective January 1, 2002, the Company reclassified $ 1.2 million of previously recorded value related to acquired workforce into goodwill and ceased amortizing this amount.  Upon adoption, the Company no longer amortizes goodwill. The following table presents the effect the adoption of SFAS 142 would have had on the quarters ended September 30, 2001, and the nine months ended September 30, 2001 had SFAS 142 been applied retroactively:

	Three months ended		Nine months ended

(dollars in thousands except for earnings per share)	Sept. 30, 2002	Sept 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Net income	$135	$3,246	$9,869	$11,416
Addback: Goodwill amortization, net of tax	—	588	—	1,663

Adjusted net income	$135	$3,834	$9,869	$13,079

Basic earnings per share:
Net income	$.00	$.05	$.15	$.18
Goodwill amortization	—	.01	—	.02

Adjusted net income	$.00	$.06	$.15	$.20

Diluted earnings per share
Net income	$.00	$.05	$.15	$.17
Goodwill amortization	—	.01	—	.02

Adjusted net income	$.00	$.06	$.15	$.19

During the first quarter of 2002, the Company completed its goodwill impairment evaluation and has concluded that goodwill is not impaired. The annual impairment test will be performed in the fourth quarter of each fiscal year.

Amortizable intangible assets are to be reviewed for impairment in accordance with SFAS No. 144 which supercedes SFAS No. 121 and further refines SFAS 121’s requirement that companies recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset.  In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale.  SFAS 144 also extends the presentation of discontinued operations to include more disposal transactions.  The application of SFAS 144 in January 2002 did not have a material effect on our consolidated results of operations or financial position. As of January 1, 2002, the Company re-evaluated the carrying value and remaining useful lives of all previously recognized intangible assets and did not adjust either. As of September 30, 2002, there has been no event that would cause the Company to re-evaluate the recoverability of its intangible assets.

During the nine months ended September 30, 2002, the Company, completed several acquisitions which have resulted in the addition of $12.6 million of goodwill and $1.6 million of intangible assets to the financial statements.  Intangible assets consist of customer base of $1.1 million, non-competition agreements of $.3 million, and tradename of $.2 million. Amortization expense related to the acquired intangible assets for the nine months ended September 30, 2002 was approximately $40,213.

All intangible assets are being amortized over their estimated useful lives, as indicated below. Intangible assets consist of:

	September 30, 2002	December 31, 2001

Non-Competition Agreements (3-5 years)	$4,597,500	$4,267,500
Referral Base (9-11 years)	10,433,000	9,296,000
Contractor Network (7 years)	5,600,000	5,600,000
Assembled workforce (6 years)	—	1,238,000
Trademarks and tradenames (10-15 years)	559,000	409,000

	21,189,500	20,810,500
Less accumulated amortization	(10,442,744)	(8,814,814)

	$10,746,756	$11,995,686

The aggregate intangible amortization expense for the nine months ended September 30, 2002 and September 30, 2001, was approximately $2,063,000 and $2,363,000, respectively. The estimated acquired intangible amortization expense for the fiscal years ending December 31, 2002 to December 31, 2006 is $2,672,000, $2,566,000, $2,365,000, $1,770,000, and $1,435,000, respectively.

Note 8:          Investment

On January 31, 2001, the Company entered into a marketing and equity investment agreement with e-Nable Corporation (e-Nable), at a total initial cost of $ 5.0 million.  e-Nable provides Internet-based business processing solutions that allow integration of data sources, underwriting intelligence, distribution channels and insurance products.  In August 2001, the Company executed a convertible promissory note agreement with e-Nable, to provide additional financing for up to $1.75 million, all of which had been funded by August 2002. The Company has no commitment to contribute additional funds to e-Nable.  Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments.

During the second quarter of 2002, the Company recorded a 25% write down of the carrying value of its investment in and advances to e-Nable Corporation, which resulted in a pre-tax charge of $ 1.6 million, or $1.0 million after tax.   The adjustment was estimated based on an assessment of the fair value of the investment and was mainly the result of the difficulty e-Nable has had in securing additional capital in the capital markets. During the third quarter of 2002, the company wrote off the remaining carrying value of its investment in and advances to e-Nable Corporation, which resulted in a pre-tax charge of $5.1 million, or $3.1 million after tax.  The adjustment was based on the continuing assessment of the carrying value of the investment, given that e-Nable has been unsuccessful in its attempt to secure additional capital.

Note 9:          Commitments and Contingencies

On June 20, 2002, the Company, and subsequently its three principal competitors were notified by the California Department of Health Services that they were in violation of the California Business and Professions Code, with respect to the drawing of blood by phlebotomists on a mobile basis.  The Company disagreed with the Department’s interpretation of the law, retained legal counsel and is working with the Department to develop a reasonable interpretation of the law and a plan that will allow the Company to continue using phlebotomists to draw blood. On October 15, 2002, representatives of each of the four major paramedical companies, including Hooper Holmes, Inc, met with the Deputy Chief of the California Department of Health Services (DHS) to discuss the position taken by the DHS relative to the drawing of blood by non-licensed individuals on a mobile basis.  The DHS has waived certain requirements determined to be not applicable to the paramedical industry and has proposed a type of limited licensure for paramedical companies.  The paramedical industry is presently working out the details of such licensure with the DHS and is confident that an agreement on licensure will be reached. The Company continues to service its customers in the State of California without interruption.

Note 10:          Subsequent Events

On October 31, 2002, the Company completed the acquisition of the stock of privately held “684 Associates”, doing business as D&D Associates, a provider of Independent Medical Examinations, for approximately $38 million in cash. D&D Associates’ revenues for the year ended December 31, 2001, the most recent fiscal year end, was $25 million.  The Company used its existing cash to fund the acquisition and anticipates recording intangible assets and goodwill from the acquisition of approximately $36.4 million.

Item 2
HOOPER HOLMES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operation

Results of Operation -	Three months ended September 30, 2002 compared to
Three months ended September 30, 2001

Revenues for the third quarter of 2002 increased 4% to $59.6 million from $57.2 million for the third quarter of 2001.  The number of paramedical examinations performed decreased slightly by 2% to 678,000 from 689,000. The decrease in the number of paramedical exams performed is the result of reduced life insurance application activity. The decrease in examinations was partially offset by an increase in the average revenue per examination of approximately 5% for the third quarter of 2002, compared to the third quarter of 2001. Management believes the percentage increase in the average revenue per examination is due to higher prices per examination based on selling value added services such as Portamedic Select and Portamedic F.A.S.T.

On June 20, 2002, the Company, and subsequently its three principal competitors were notified by the California Department of Health Services that they were in violation of the California Business and Professions Code, with respect to the drawing of blood by phlebotomists on a mobile basis.  The Company disagreed with the Department’s interpretation of the law, retained legal counsel and is working with the Department to develop a reasonable interpretation of the law and a plan that will allow the Company to continue using phlebotomists to draw blood. On October 15, 2002, representatives of each of the four major paramedical companies, including Hooper Holmes, Inc, met with the Deputy Chief of the California Department of Health Services (DHS) to discuss the position taken by the DHS relative to the drawing of blood by non-licensed individuals on a mobile basis. The DHS waived certain requirements determined to be not applicable to the paramedical industry and has proposed a type of limited licensure for paramedical companies.  The paramedical industry is presently working out the details of such licensure with the DHS and is confident that an agreement on licensure will be reached. The Company continues to service its customers in the State of California without interruption.

The number of Infolink reports increased to approximately 104,000 reports for the third quarter of 2002 from 95,000 reports for the third quarter of 2001.  The average price per unit of service for the third quarter of 2002, remained consistent with the average price per unit of service for the third quarter of 2001. The increase in the number of Infolink reports is the result of new business acquired through acquisitions in the third quarter of 2002.

The Company’s cost of operations for the third quarter of 2002 totaled $43.7 million compared to $41.5 million for the third quarter of 2001.  Cost of operations as a percentage of revenues increased to 73.4% for the third quarter of 2002, compared to 72.5% for the third quarter of 2001. The increase as a percentage of revenues is due to additional blood kit inventory costs, and a sales tax issue related to the purchase of blood kits, that is now resolved.

Selling, general and administrative expenses (SG&A) totaled $11.1 million for the third quarter of 2002 compared to $10.9 million for the third quarter of 2001, and as a percentage of revenues totaled 18.6% compared to 19.1%, respectively.   The decrease, as a percentage of revenues, is due to higher comparative revenue levels in the third quarter of 2002.  In addition, amortization of intangible assets was $.7 million for the third quarter of 2002 compared to amortization of goodwill and intangible assets of $1.8 million for third quarter 2001. The decrease is attributable to the adoption of FASB Statement No. 142 “Goodwill and other Intangible Assets”, which the Company adopted January 1, 2002.  SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized.  The favorable effect of SFAS 142 in the third quarter of 2002, was offset by increased SG&A costs primarily in the areas of general insurance and employee programs insurance, which increased over the third quarter of 2001.

During the third quarter of 2002, the Company wrote off the remaining carrying value of its investment in and advances to e-Nable Corporation, which resulted in a pre-tax charge of $5.1 million, or $3.1 million after tax.  The adjustment was based on the continuing assessment of the carrying value of the investment, given that e-Nable has been unsuccessful in its attempt to secure additional capital.

The Company’s operating income (loss) decreased to $(.3) million from $4.8 million and as a percentage of revenues, decreased to (.5%) from 8.5% for the third quarter of 2002 compared to the third quarter of 2001.

Interest income decreased to $.7 million for the third quarter of 2002 from $.9 million for the third quarter 2001, due primarily to lower interest rates.

The effective tax rates were 40% and 42% for the quarters ended September 30, 2002 and 2001, respectively. The reduction in the effective tax rate is due to the adoption of Statement 141 and 142 and the resultant elimination of certain non-deductible goodwill amortization.

Net income and earnings per diluted share for the third quarter of 2002 were $.1 million and $.002 per diluted share versus $3.2 million and $.05 per diluted share for the third quarter of 2001. Weighted average diluted shares for the respective periods were 66,820,460 and 67,306,045.

HOOPER HOLMES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operation

Results of Operation -	Nine months ended September 30, 2002 compared to
Nine months ended September 30, 2001

Revenues for the nine months ended September 30, 2002 increased 6% to $192.1 million from $181.6 million for the nine months ended September 30, 2001.  The number of paramedical examinations performed increased to approximately 2,233,000 from 2,193,000.  These increases are due to improvement in the life insurance industry, primarily during the first six months of 2002, and an increase in the average revenue per examination of approximately 4%.  Management believes the percentage increase in the average revenue per examination is due to higher prices per examination based on selling value added services such as Portamedic Select and Portamedic F.A.S.T.

On June 20, 2002, the Company, and subsequently its three principal competitors were notified by the California Department of Health Services that they were in violation of the California Business and Professions Code, with respect to the drawing of blood by phlebotomists on a mobile basis.  The Company disagreed with the Department’s interpretation of the law, retained legal counsel and is working with the Department to develop a reasonable interpretation of the law and a plan that will allow the Company to continue using phlebotomists to draw blood. On October 15, 2002, representatives of each of the four major paramedical companies, including Hooper Holmes, Inc, met with the Deputy Chief of the California Department of Health Services (DHS) to discuss the position taken by the DHS relative to the drawing of blood by non-licensed individuals on a mobile basis.  The DHS waived certain requirements determined to be not applicable to the paramedical industry and has proposed a type of limited licensure for paramedical companies.  The paramedical industry is presently working out the details of such licensure with the DHS and is confident that an agreement on licensure will be reached. The Company continues to service its customers in the State of California without interruption.

The Company’s cost of operations for the nine months ended September 30, 2002 totaled $136.7 million compared to $130.1 million for the nine months ended September 30, 2001.  Cost of operations as a percentage of revenues, decreased to 71.1% for the nine months ended September 30, 2002 from 71.6% for the nine months ended September 30, 2001.   The reduction, as a percentage of revenues, is due to the Company’s ability to leverage its field expenses, despite the 6% increase in revenues, and is offset by increased blood kit costs.

Selling, general and administrative expenses (SG&A) totaled $33.6 million for the nine months ended September 30, 2002 compared to $34.2 million for the nine months ended September 30, 2001, and as a percentage of revenues totaled 17.5% compared to 18.8%, respectively.  The decrease is attributable to the adoption of FASB. Statement No. 142 “ Goodwill and other Intangible Assets”, which the Company adopted January 1, 2002.  SFAS. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized.  Amortization of intangible assets was $2.1 million for the nine months ended September 30, 2002 compared to amortization of goodwill and intangible assets of $5.2 million for the nine months ended September 30, 2001.  The favorable effect of SFAS 142 for the nine months ended September 30, 2002, was offset by increased SG&A costs primarily in the areas of general insurance and employee programs insurance, which increased over the nine months ended September 30, 2001.

During the second quarter of 2002, the Company recorded a 25% write down of the carrying value of its investment in and advances to e-Nable Corporation, which resulted in a pre-tax charge of $1.6 million, or $1.0 million after tax.  The adjustment was estimated based on an assessment of the fair value of the investment and was mainly the result of the difficulty e-Nable has had in securing additional capital in the capital markets. During the third quarter of 2002, the company wrote off the remaining carrying value of its investment in and advances to e-Nable Corporation, which resulted in a pre-tax charge of $5.1 million, or $3.1 million after tax.  For the nine months ended September 30, 2002, the entire $6.8 million of investment in and advances to e-Nable was written off.  The Company continues to pursue the strategic benefits offered by e-Nable. The adjustment was based on the continuing assessment of the carrying value of the investment, given that e-Nable has been unsuccessful in its attempt to secure additional capital.

The Company’s operating income decreased to $15.1 million from $17.3 million and as a percentage of revenues, decreased to 7.9% from 9.5% for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

Interest income decreased to $1.9 million for the nine months ended September 30, 2002, compared to $2.7 million for the nine months ended September 30, 2001 due to lower interest rates.

The effective tax rates were 40% and 42% for the nine months ended September 30, 2002 and 2001, respectively.   The reduction in the effective tax rate is due to the adoption of Statement 141 and 142 and the resultant elimination of certain non-deductible goodwill amortization.

Net income and earnings per diluted share for the nine months ended September 30, 2002 were $9.9 million and $.15 per diluted share versus $11.4 million and $.17 per diluted share for the nine months ended September 30, 2001. Average diluted shares for the respective periods were 67,544,152 and 67,820,431.

Liquidity and Financial Resources

The Company’s primary sources of cash are internally generated funds, cash equivalents, and marketable securities, as well as the Company’s bank credit facility.

On January 31, 2001, the Company entered into a marketing and equity investment agreement with e-Nable Corporation (e-Nable), at a total initial cost of $5.0 million.  e-Nable Corporation provides Internet-based business processing solutions that allow integration of data sources, underwriting intelligence, distribution channels and insurance products.  In August 2001, the Company executed a convertible promissory note agreement with e-Nable, to provide additional financing for up to $1.75 million, all of which had been funded by August 2002.  The Company has no future commitment to contribute additional funds to e-Nable.  Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments.

During the second quarter of 2002, the Company recorded a 25% write down to the carrying value of its investment in and advances to e-Nable Corporation, which resulted in a pre-tax charge of $1.6 million, or $1.0 million after tax. The adjustment was estimated based on an assessment of the fair value of the investment and was mainly the result of the difficulty e-Nable has had in securing additional capital in the capital markets. During the third quarter of 2002, the company wrote off the remaining carrying value of its investment in and advances to e-Nable Corporation, which resulted in a pre-tax charge of $5.1 million, or $3.1 million after tax.  The adjustment was based on the continuing assessment of the carrying value of the investment, given that e-Nable has been unsuccessful in its attempt to secure additional capital.

On October 31, 2002, the Company completed the acquisition of the stock of privately held D&D Associates, a provider of Independent Medical Examinations, for approximately $38 million in cash. D&D Associates’ revenues for the year ended December 31, 2001, its most recent fiscal year end was $25 million.  The Company used its existing cash to fund the acquisition and anticipates recording intangible assets and goodwill from the acquisition of approximately $36.4 million.  The acquisition is immediately accretive to the Company, and is expected to contribute between $0.04 and $0.05 per diluted share to earnings in 2003. D&D Associates is a leading provider of Independent Medical Examinations case management services in the New York City area.

Net cash provided by operating activities for the nine months ended September 30, 2002 was $13.9 million compared to $20.5 million for the nine months ended September 30, 2001. The significant sources were net income of $9.9 million, $3.7 million of depreciation and amortization, $6.8 million adjustment related to the write down of the e-Nable investment, and was offset by a $3.1 million increase in other assets and a $ 5.5 million decrease in accounts payable and accrued expenses.

Days Sales Outstanding (DSO) for the nine months ended September 30, 2002 was 33.9 days, compared to 40.5 days for the nine months ended September 30, 2001, and 36.5 days at December 31, 2001.

As of September 30, 2002, the Company has outstanding borrowings against the term loan in the amount of $3 million, and has no borrowings against the $35 million revolving loan.

The Company’s current ratio at September 30, 2002 stood at 6.3:1 as compared to 5.6:1 at December 31, 2001.  Inflation has not had, nor is it expected to have, a material impact on the Company’s financial results in 2002 and there have been no material commitments for capital expenditures.

On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $ 25 million.  For the nine months ended September 30, 2002, the Company purchased 1,193,800 shares at a total cost of $ 7.5 million.

Dividends paid in February, May, and August 2002 were $.01 per share or an aggregate of $.03 per share for the nine months ended September 30, 2002 versus $.023 for the comparable period last year. At its board meeting on October 29, 2002, the Company declared a quarterly dividend of $.01 per share.

Management believes that the combination of current cash and cash equivalents, and borrowings under the Company’s credit facility along with the anticipated cash flows from operations, will provide sufficient capital resources to satisfy our short term and foreseeable long term needs.

Critical Accounting Policies

There were no changes to the Company’s critical accounting policies during the nine months ended September 30, 2002.  Such policies are described in the Company’s 2001 Annual Report on Form 10-K.

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires companies to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. Companies also record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003 and the Company does not anticipate that the statement will have a material impact on the Company’s financial statements.

In June 2002, the Financials Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No.146,”Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred.  Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  The adoption of SFAS 146 is expected to result in delayed recognition for certain types of costs as compared to the provisions of EITF 94-3.  SFAS 146 is effective for new exit or disposal activities that are initiated after December 31, 2002, and does not affect amounts currently reported in the Company’s consolidated financial statements.  SFAS 146 will affect the types and timing of costs included in future restructuring programs, if any, but is not expected to have a material impact on the Company’s financial position or results of operations.

Forward Looking Statements

Certain written and oral statements made by our Company or with the approval of an authorized executive officer of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995, including statements made in this report and other filings with the Securities and Exchange Commission. These statements generally are not historical in nature and can be identified by words such as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may,” “should,” “could” and similar expressions. These statements involve risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These statements are not guarantees of future performance or results.

The following are some of the factors that could cause our Company’s actual results to differ materially from those described in forward-looking statements:

Trends and other developments affecting the life insurance industry—We currently derive nearly all of our revenues from life insurance companies. The demand for our services is largely dependent on the demand for life insurance policies, policy amounts, the type of health information services requested, general economic conditions, and other factors beyond our control. Any decreases in demand for health information services by life insurance companies could substantially harm our business.

Loss of customers—Our relationships with most insurance company customers are not covered by formal written agreements, and we have exclusive relationships with only a small number of customers. Our ability to retain these customers will depend on our continued ability to serve their needs and to distinguish us from our competitors. The loss of one or more customers could materially impact our business.

Changes in the health information services business environment—These include changes in the types of products demanded by insurance companies, competitive product and pricing pressures, including technological advancements by competitors, and our ability to gain or maintain market share notwithstanding the actions of our competitors. Factors such as these could adversely impact our earnings and growth.

Continued growth of alternative distribution channels—Our continued growth will depend in part on increased use of the Internet and other alternative distribution channels by our customers to sell their life insurance products. Rapid growth in the use of these distribution channels may not continue. Reduction or replacement of these channels could limit any growth in the number of applications for life insurance policies, which could substantially harm our business.

Need to enhance and expand our technology and infrastructure—We need to continually adapt to the technological needs of our insurance company customers by enhancing and expanding our technology and network infrastructure to accommodate our customers’ changing needs. Our failure to do so could substantially harm our business.

Loss of key management—Our continued success is materially dependent upon our key management team, including James M. McNamee, our Chairman, President and Chief Executive Officer, none of whom has an employment agreement. If we lose one or more of our executive officers, an inability to successfully recruit and retain additional highly skilled and experienced management, or to successfully train and promote existing personnel to serve in a managerial capacity, could substantially harm our business.

Acquisitions and other strategic investments—Our growth strategy has included acquiring other businesses and making strategic investments. There is no guarantee that these activities will be profitable, or that we will continue growing through these types of activities or otherwise.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer.  The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes.  The Company’s debt security portfolio represents funds held temporarily pending use in our business and operations.  The Company mitigates this risk by investing in only high credit quality securities that it believes to be low risk and by positioning its portfolio to respond to a significant reduction in a credit rating of any investment issuer or guarantor.  The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of September 30, 2002.

(in thousands)	2002	2003	2004	2005	2006	2007 & thereafter	Total	Estimated Fair Value

Fixed Rate Investments	$1,357	$9,724	$15,034	$3,870	$1,980	$800	$32,765	$33,839
Average Interest Rates	4.19%	4.22%	4.40%	4.29%	4.06%	5.49%	4.33%

Item 4.   Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part II – Other Information

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 99.1 Certification Pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, files herewith.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOPER HOLMES, INC.

Dated: November 13, 2002

	BY:	/s/ JAMES M. McNAMEE

James M. McNamee Chairman, President and Chief Executive Officer

	BY:	/s/ FRED LASH

Fred Lash Senior Vice President Chief Financial Officer & Treasurer

CERTIFICATION

I,  James M. McNamee, certify that:

1.  I  have reviewed this quarterly report on Form 10-Q of Hooper Holmes Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures  (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report the (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and  procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES M. McNAMEE

James M. McNamee Chairman, President, and Chief Executive Officer November 13, 2002

CERTIFICATION

I,  Fred Lash, certify that:

1.  I  have reviewed this quarterly report on Form 10-Q of Hooper Holmes Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures  (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report the (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and  procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ FRED LASH

Fred Lash Senior Vice President, CFO & Treasurer November 13, 2002