Form 10-K
period 2002-12-31
HOOPER HOLMES INC
filed 2003-03-31
CIK 741815

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual	Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002.

Commission file number: 1-9972

HOOPER HOLMES, INC.

(Exact name of Registrant as specified in its charter)

New York	22-1659359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 Mt. Airy Road Basking Ridge, NJ	07920
(Address of principal executive offices)	(Zip Code)

Area Code (908) 766-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($.04 par value)	American Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act Rule #12b-2).

Yes ☒    No ☐

As of February 28, 2003, there were 64,754,923 shares of Common Stock outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on the closing price of these shares on February 28, 2003 on the American Stock Exchange, was $297,167,681 based on 60,939,852 shares. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

Certain information contained in the Company’s 2002 Annual Report to Shareholders and its Proxy Statement in connection with its 2003 Annual Meeting of Shareholders is incorporated by reference into Parts I, II and III of this Form 10-K.

FORM 10K

PART 1

ITEM 1.    Business

General

Hooper Holmes is one of the nation’s leading providers of outsourced risk assessment services to the life and health insurance industry and medical evaluation and claims management services to the automobile insurance industry and the workers compensation industry. We provide paramedical and medical examinations, independent medical examinations, personal health interviews and record collection, and laboratory testing, which help life insurance companies evaluate the risks associated with underwriting policies and evaluate physical injuries for property and casualty insurers. We serve our customers through our network of approximately 7,600 registered nurses, licensed practical nurses, physicians, phlebotomists and medical and EKG technicians, of which approximately 1,200 are employees and approximately 6,400 are active independent contractors. Hooper Holmes has a total employee count of 2,700. We operate through approximately 215 branch offices and 60 contract affiliate offices located in 50 states, the United Kingdom, Guam and Puerto Rico. We have over 700 life insurance company customers, and most of the top 100 in the United States.

Growth Strategy

Our growth strategy is to further enhance our industry leadership position through the vertical integration of value added services, and through the expansion of our core competencies into adjacent core businesses and markets. We will pursue this strategy by:

Providing a complete one-stop source for risk assessment services. With the reorganization of the Company in late 2002 into two distinct business units, we are now able to focus on clearly defined segments of the markets that we serve. The Health Information Business Unit (HIBU) provides a one-source order and delivery system of services to fully underwrite an application for life, health and disability insurance. These insurance company customers are better able to meet their cost containment and cycle time objectives by outsourcing their requirements to a single supplier like Hooper Holmes. The Diversified Business Unit (DBU) provides high quality, cost efficient outsourced claims management services to automobile and workers’ compensation insurance carriers, helping them increase internal productivity and profit.

Expanding core competencies geographically and vertically. The DBU presently services customers in the Metropolitan New York/Tri-State region. We can leverage our recently acquired physician network, which mostly provides independent medical exams (IMEs) for No-Fault benefits, to provide similar services in the workers’ compensation and disability insurance arenas. Most of our Portamedic operating centers throughout the U.S. have established networks of medical specialists. Our strategy is to expand those networks to include additional specialists that can provide comparable IMEs to the same national customers as well as to new ones. As we continue to expand our services nationwide, we believe we will have one of the first networks of medical specialists to service the property and casualty insurance industries on a nationwide basis.

Bundling of complementary services. A growing number of life insurance customers are contracting for services through corporate procurement departments. These purchasing agents are more inclined to contract with full service companies like Hooper Holmes that provide complete underwriting products, including examinations, laboratory analysis, attending physician statements, personal history interviews, and tele-underwriting. These services are often priced as bundled services, offering the customer cost efficiencies.

Continuing to pursue strategic acquisitions and marketing agreements. We intend to continue pursuing strategic initiatives that complement existing services and leverage our existing capabilities. We recently entered into a ten-year strategic marketing alliance with SwissRe and e-Nable Corporation that will allow certain customers of Swiss Re to acquire risk assessment services provided by Hooper Holmes and e-Nable under preferential terms. These covered parties will be able to reduce policy underwriting costs and issue time by leveraging Swiss Re’s buying power and acquiring these services from a single source. The DBU will continue to identify regional and local market leaders as potential acquisitions to further meet our objective of creating a national network of physician specialist panels.

Smaller regional paramedical competitors are seeking to merge or be acquired at an increasing rate. Businesses which were previously able to bill insurance companies directly must now affiliate with larger approved vendors of these life insurance companies. These affiliations are strained due to price discounting and cost pressures. As a result, entrepreneurs who have built successful businesses themselves are, in increasing numbers, electing to sell their businesses. The Company has, and will continue to consider the acquisition of these companies that have strong business models.

Continuing our commitment to technological initiatives and the promotion and implementation of industry standards. Over 1,600 underwriters and field producers registered for Portamedic F.A.S.T., making it the most popular on-line document management retrieval system in the industry. Our e-forms library is now host to 19,000 electronic forms, serving 100 customers, and assuring the use of the most current and proper state specific application forms. We have been very active in supporting the initiatives led by the Association for Cooperative Operation in Research and Development (ACORD), whose purpose is to establish electronic message standards for the life and health insurance industry. A Hooper Holmes employee is a co-chair of the ACORD Working Group Subcommittee on Underwriting Requirements. We intend to invest in the latest technologies to further enhance our operating efficiencies and to provide more Internet-based services to our customers.

In the DBU, we intend to:

•	Leverage our electronic capabilities. Increasingly, our customers are moving toward a paperless environment and they need to be able to determine the status of an order in real time. From electronic ordering; to an automated tracking system; to imaging and automated data transfer; our comprehensive approach to IT solutions could result in exclusive relationships with current and new customers.

•	Expand into the Workers’ Compensation (WC) market. WC is a state-mandated, comprehensive insurance program that requires employers to fund medical expenses and other costs resulting from work-related injuries and illnesses. With healthcare costs exploding and employers’ desire to keep costs to a minimum, it is management’s opinion that the demand for outsourced claims management and IME’s is increasing. With the growth in automobile no-fault claims in New York, WC currently accounts for only a small percentage of our total cases.

Leveraging our national branch network. Our national branch network provides us with broad geographical coverage capable of providing local service for insurance companies, agents and brokers across the entire United States. This company owned network positions us to become the preferred provider of health information services in an industry otherwise comprised primarily of contractor and affiliate-owned competitors. We believe that our branch network and technological infrastructure enables us to significantly increase the volume of our services with only a marginal increase in our branch operating costs.

Expanding into related lines of business. We are exploring means to enter new lines of business which leverage our existing branch network, service capabilities or customer base. For example, we continue to develop services for pharmaceutical companies engaged in the clinical trials process, including specimen collection and data management. We are exploring related markets to leverage our panel of certified physician specialists, particularly in the casualty insurance arena.

Services

Health Information Business Unit (HIBU)

Portamedic—Paramedical and Medical Examinations

We perform paramedical and medical examinations of insurance policy applicants under the Portamedic trade name and provide the results to insurance companies, agents and other non-traditional insurance marketers primarily in connection with the issuance of life insurance policies. We are the leading paramedical and medical examination company in the U.S., having performed approximately 2.9 million exams for the year ended December 31, 2002 compared to approximately 3.0 million exams performed for the year ended December 31, 2001.

Since an insurance applicant may reconsider his or her purchase in the time it takes to deliver examination results, our system is designed to timely deliver applicant information to the insurance company. We strive to schedule an appointment within 24 to 30 hours of receiving the request and to complete the entire examination process in three to five days, unless the applicant desires a later appointment. Our examiners perform examinations at times and locations convenient to applicants, primarily at the applicant’s home or place of business.

As imaging technology continues to advance, Portamedic has developed exclusive capabilities to expedite completed requirements through the underwriting process. Our new Fax And Scan Today (F.A.S.T.) service indexes and images underwriting documents for immediate retrieval on our web site or through a securely encrypted File Transfer Protocol (FTP) site. Using the combined simplicity of fax processing with the latest in document management technology, clients now have the ability to case manage the workflow of pending applications and access imaged documents from a single, convenient source.

Images delivered through F.A.S.T. are password protected, making them available only to authorized personnel as designated by client companies. This can make F.A.S.T. documents simultaneously available to authorized agents, brokers and home office employees.

Since almost all of our examiners are nurses and other medically trained professionals, we are able to provide our customers with a full range of paramedical and medical examinations. Our examiners also perform other ancillary services including helping applicants understand and complete forms and obtaining consent signatures. In addition, we have dedicated customer service employees in Chicago, who help complete applications based on telephone interviews with applicants, and additional customer service employees located in service centers in Minneapolis, MN; Dallas, TX; Kansas City, KS; Santa Ana, CA; and Basking Ridge, NJ who provide general customer service support. Each insurance company has separate guidelines for determining whether an examination is required and the type of services required. The age of the applicant and the amount of life insurance applied for are the primary determinants. A policy application of a thirty-five year old male, for a $100,000 policy may only require a blood draw and exam whereas an applicant that is 60 years old seeking a $500,000 policy may need to submit to a medical exam by a physician, urine, blood and a stress EKG. For most clients, the medical underwriting requirements increase as the age of the applicant increases and the amount of insurance applied for increases. Our computer system contains more than 2,000 of these matrixes for various insurance companies. Also, our system tracks required examination forms and our new Online Forms Library makes every state form of every client in our library, available to be printed from our branch system.

Infolink Services Group—Personal Health Interviews and Medical Record Collection

Under the Infolink name, we offer personal health interviews and medical record collection, including attending physician statements, to our customers. Infolink reports are completed through highly automated, centrally located offices. In 2002, we provided approximately 438,000 Infolink reports, up from 410,000 reports in 2001.

Infolink reports can be ordered electronically, by fax or by phone. Approximately 65 full-time employees prepare all of the Infolink reports ordered by our customers from call centers in Austin, Texas; Philadelphia, Pennsylvania; and Louisville, Kentucky. These employees interview the applicant, his or her employer, and his or her business and personal associates. The report is then electronically transmitted or faxed to the insurance underwriter at his request. Our information systems allow us to tailor reports for each client’s needs and reduce paperwork and turnaround time for our clients. We strive to deliver our Infolink reports back to the insurance company within two to three days from the time of request.

In addition, life insurance companies may also require attending physician statements. In such cases, either a branch office or our central attending physician statement offices in Chicago and San Jose will contact the applicant’s physician, clinic or hospital to request medical records, send a written request with payment and follow-up to confirm delivery of the information.

We believe there is a large potential to increase this business by devoting increased resources and the Company will focus on this in 2003. Recently, we have appointed a senior manager, with over 25 years experience with the Company, to head this operation. We are reviewing every facet of this operation and expect it to be totally revamped by mid 2003. It is expected that solid sales initiatives will bring these improvements to the attention of our clients.

Heritage Labs

In December 1998, we acquired a 55% interest in Heritage Labs, a laboratory which provides testing services primarily for the life insurance industry. Heritage Labs processes specimens for our customers and third-party health information service providers. This acquisition has enabled us to internalize the laboratory testing process and to offer our life insurance customers a one-stop source for their health information service needs. Combined with our existing automation, we believe Heritage Labs allows us to provide a seamless service of processing, gathering and testing health information for our life insurance customers.

Insurance companies and public health entities determine which laboratory will process the samples collected from their respective applicants. In 2002, we increased our customer list to over 300 companies. The number of samples tested in 2002 was approximately 490,000 versus approximately 360,000 in 2001, an increase of 36%.

Portamedic Select™

In 2002, Portamedic Select™ continued to grow. Offering pre-underwriting and case management services, Portamedic Select™ designs workflow processes that meet the specific underwriting needs of client companies, helping them issue more policies faster. Insurance carriers operating through direct marketing channels who use Portamedic Select™ have reported measurable benefits that far exceed their expectations. Portamedic Select™ reduced the underwriting cycle time for a major brokerage and alternative distribution carrier from ten days to three days. Portamedic Select™ can also consolidate and coordinate the clients’ multiple supplier services and billing under a single, uniform system. In 2002, we equipped all our customer service centers with this technology.

Other Health Information Business Unit Services

Under the Healthdex tradename, we evaluate services for pharmaceutical and biotechnology companies. Our goal is to leverage our health information expertise and branch network to provide outsourced information services to support clinical trials and data analysis. We also perform clinical trials monitoring which entails verifying investigator credentials and site locations, as well as insuring that proper informed consent processes are followed.

We also offer Teledex as a licensed product to the insurance industry. After providing tele-underwriting solutions to customers who have outsourced their call centers to us, we now have the technology and support systems necessary to license our innovative product to customers. As our customers strive to improve their efficiency, we believe licensing offers a unique opportunity for Hooper Holmes to further leverage its investments in technology to meet the increasing demands of the evolving life insurance industry.

Diversified Business Unit (DBU)

The Diversified Business Unit (DBU) was formed after the acquisition of D&D Associates on October 31, 2002. D&D Associates is a leading provider of Independent Medical Examinations (IME) and case management services to the automobile insurance industry. We serve customers in the New York and Tri-State region through our panel of over 800 Board Certified Physicians and Certified Insurance Consultants. Our panel provides accurate, professional and impartial medical evaluations for many of the largest automobile insurance companies in New York, including 4 of the top 10 insurers. Our success is primarily attributable to our quality control system, our review process for credentialing and qualifying physicians, and fast turnaround time. By providing service that meets or exceeds our customers’ expectations and maintaining our commitment to “Keeping the Independence in I.M.E.”, we expect to be able to continue to increase our market share with existing customers and by adding new customers.

D&D provides case management support for three categories of claims:

1)	Personal Injury Protection (PIP)—The term that applies to the portion of No-Fault Insurance that will pay for the policyholder’s medical expenses and lost wages, without regard to fault.

2)	Tort—Claims that result in lawsuits against an at-fault driver that can be brought for economic losses that exceed no-fault benefits.

3)	Workers’ Compensation—Involves injuries sustained during the course of performing duties at work.

Each category of claim could require any or all of three types of case management services:

1)	Independent Medical Examinations—An IME is a medical process whereby an insurance company requests a certified third-party doctor perform an examination of an injured or disability claimant to determine if the claimant needs further treatment and to determine what expenses are eligible for payment or reimbursement.

2)	Peer and Record Review—A Peer Review is a process whereby a doctor reviews the medical necessity of a procedure performed by another doctor in the same specialty to determine whether the procedure was necessary.

3)	Radiology Reviews—A Radiology Review is a process whereby an independent doctor reviews MRI’s, CAT scans and X-Rays. This is different than a peer review and an IME in that only the film is reviewed, not the patient or the medical records.

These services require compliance to strict protocols that begins with coordinating the insurance company’s claim review requirements with qualified, independent doctors. We review and proofread all orders and records, schedule required services, and contact claimants to coordinate medical visits and exams. Seven quality assurance checkpoints allow us to monitor the progress of each case as it flows through the process. These checkpoints insure client quality satisfaction. Under New York State law, insurers have 30 days to respond to a claim to determine if the claim will be paid, partially paid, or denied. Therefore, timeliness is critical. A large and diverse panel of board certified physicians has enabled us to provide exceptional time service and maintain an excellent relationship with our customers.

Our Network

We believe our network of branch offices and contract affiliate offices is the most extensive in our industry. We can provide an examination to any applicant in any location in the United States.

Our branch managers are responsible for the supervision of the local health information operations. A support staff coordinates examinations and reporting procedures and performs quality assurance functions. Branch sales personnel perform marketing and sales activities. Each branch office is automated with direct electronic connections to our home office in Basking Ridge, New Jersey. Orders are received by both branch offices and our corporate home office. Those orders received by our home office are electronically processed and routed to the appropriate branch. The branch office is responsible for scheduling the examination and assigning an examiner. The status of the examination is entered into the branch office system, is then retrieved and processed by the home office and made available to the customer. Once examination results are complete, they are faxed or mailed directly to the customer.

We have approximately 60 independent contract affiliate offices. Contract affiliates perform many of the same functions as our branch offices, but are independently owned and operated. Our contract affiliates provide our Portamedic services in assigned geographical areas throughout the United States and receive orders directly from our customers. Three of our contract affiliates have exclusive rights to provide examination services in areas that are not served by our branch offices. Each contract affiliate is responsible for compensating, training, hiring and supervising all of its personnel and must meet the same quality assurance standards of our branches, including necessary credentialing of its examiners. Our contract affiliates use a version of our system software that allows them to process customer billing information and obtain examination status reports.

Our Automation Systems

Our technology group is progressing on enhancements to our current IT infrastructure and applications by strengthening our imaging capabilities in our two major processes—Internet Processing and Fax and Scan Today (F.A.S.T.).

Internet Processing

Although the Internet segment of our economy may not be as explosive as it was in the late 1990’s, the technology that grew from it is clearly evident with the carriers, brokerages and agencies, which make up the insurance industry. The industry has taken up the challenges to utilize this new technology. Portamedic is determined to continue to lead as they move forward and assist by being able to meld the older legacy systems with new technological advances. This Internet technology is enabling us to interface with the larger brokerage houses as they begin providing more Internet capabilities to independent agents concurrent with carriers brokering out more plan types.

F.A.S.T. Imaging

Fax and Scan Today is our technologically advanced system of imaging medical underwriting information and transmitting those images electronically to our clients’ underwriting systems, thereby eliminating the traditional bottleneck of paper reports.

Our imaging capabilities are expanding to cover all facets of our business. We can gather any paper or electronic document, bundle these documents and pass them on to the carrier, thus shortening time and service and “product to customer” cycle times. Our association with Heritage Labs also enables us to bring laboratory electronic results together with medical and personal histories.

Portamedic has also become ACORD certified as both a sender and a receiver of the TXLife XML standards. As working members of the ACORD’s standards group, we are assisting the industry in setting standards for communication of electronic transactions.

Improved Infolink and APS Systems

We have replaced our WIN Remote APS Paramedic Inspection Data (RAPID) system with our Internet web services. This makes it easier for customers to order and track the progress of pending cases. Additionally, we have a physician database that assists customers in identifying the correct physician when ordering an APS, thereby further streamlining the process.

Direct Electronic Links with Our Customers

Management believes our ability to image and electronically transmit all services to the insurance carrier has set us apart from the competition. We can send all the components of the underwriting process to the insurance client as an image. These images can be reviewed for quality by any of our Customer Service Centers in advance of transmission to the client.

We provide additional automation services to our customers through our Teledex service. Teledex is an automated service providing applicant information to our insurance customers on an expedited basis. When an insurance customer transmits an order through Teledex, a staff member pulls up a customer-specific underwriting questionnaire on his or her computer terminal and begins collecting applicant information, which includes a telephone interview with the applicant. Teledex has over 2,000 customer-specific underwriting questions in its system, which enables us to provide customized reports for each customer in a matter of hours. This process is valuable to our customers because it allows them to begin the underwriting process upon receipt of our Teledex report, rather than waiting for an examiner to perform the examination, collect the data and then return the report and examination results. Teledex additionally receives and handles orders for attending physician statements.

These customer links are designed to reduce paperwork, turnaround time and the chance that the insurance applicant will reconsider his or her buying decision by the time results are gathered.

Quality Assurance Program

The quality and reputation of personnel and operations are critical to the continued success of our business. Our successful implementation of quality assurance depends on our ability to recognize problems and solve them within a relatively short time period. To help do this, we employ a statistical quality control program, which allows us to monitor and quantify quality standards at many different levels of operation.

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

In 2002, we initiated a program to perform criminal background checks on our examiners. We hire and contract with properly trained, experienced examiners. In addition, we have developed a database of over 1,000 credentialed physicians who are approved to perform medical examinations for our customers.

Sales and Marketing

As new service capabilities have been introduced to the marketplace through the partnering of Portamedic and Heritage Labs, client companies have expressed a greater preference to work with a single point of contact for all of the services provided through Hooper Holmes. To better meet this demand, we have consolidated the Portamedic and Heritage Labs sales forces into a single unified team, focused on providing a more comprehensive approach to understanding and servicing all the underwriting needs of our customers. Additionally, we have added an account specialist position that provides our clients with technical support and e-business services.

All Portamedic, Heritage Labs and Infolink services are marketed on a national level through 17 full-time sales executives with average career tenure of approximately 20 years. Several of these sales representatives call exclusively on entities that distribute through alternative distribution channels. We serve approximately 700 life insurance companies, including their extensive network of agency, district, and brokerage offices. National sales representatives promote our quality of service and response time to examination requests and are responsible for maintaining our position on each insurance company’s approved list of examination providers. We regularly attend and occasionally sponsor customer conferences to provide national sales representatives with opportunities to further develop key relationships. The sales department was recently reorganized and now reports to the General Manager of the Health Information Business Unit. Additionally, a staff Chief Marketing Officer position was added.

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

The DBU is a regional leader in the $2 plus billion growing Independent Medical Examination (IME) case management services industry. Its panel of Board Certified Physicians and Certified Insurance Consultants supports the Company’s efforts to provide medical evaluations that are accurate, professional, impartial and timely.

The DBU has established extensive personal contacts with numerous clients and industry professionals. The unit has a sales force of five full-time employees who solicit and maintain new and existing customers. The sales associates are responsible for contacting new business via telephone, mail and e-mail, attending conventions and doing face-to-face sales presentations. The unit also engages in periodic direct response marketing efforts and is a member and/or participates in various industry associations and trade groups. Additionally, the unit attends national, regional, and local industry trade shows and conferences. The DBU also maintains a separate website at www.dndweb.com, that provides information to current and prospective customers.

Competition

In the HIBU market, management believes that we are the largest of the four national firms that focus primarily on providing examinations, specimen analysis, personal interviews, and medical record collection to the life insurance industry. Our largest competitors are Examination Management Services, Inc., American Para Professional Systems and LabOne, Inc. A significant number of regional and local firms also compete in our industry. Although we have exclusive relationships with a growing number of our customers, companies traditionally use two or more health information services providers. This means we face direct competition from our competitors who have existing relationships with many of our customers. Our ability to retain customers will depend on our continued ability to serve their needs and distinguish ourselves from our competitors. In management’s opinion, the principal competitive factors in our market are:

•	price;

•	geographic breadth of coverage;

•	quality of service and examinations;

•	automation and connectivity between health information providers and insurers; and

•	timeliness of examination process and communication of results.

More recently, technological capabilities have become more important to meeting our customers’ needs. We are continually enhancing and expanding our technology and network infrastructure to accommodate our customers’ changing needs, including the electronic ordering and delivery of our services and online status checks. We are also adapting to the technological needs of insurance companies that are beginning to rely more on industry standards for electronic data interchange, such as the initiatives led by ACORD.

In the DBU market, our clients are some of the largest automobile insurance companies in the nation. Management estimates it holds the leading vendor position for these clients in the metropolitan New York, Nassau and Suffolk county areas for IMEs, physician peer and record reviews, and radiology reviews. We believe that there are no publicly traded direct competitors, but rather, many regional privately owned firms. Management estimates that its closest competitor in the New York City area is National Health Resources.

Service Marks and Trademarks

We have registered several service marks, including “Portamedic®,”“Healthdex®,” “Teledex®,” “Infolink®” and the Hooper Holmes logo with the United States Patent and Trademark Office. Our rights to these marks will continue as long as we comply with the usage, renewal filing and other legal requirements relating to the renewal of service marks.

Personnel

We employ approximately 1,450 full-time and 1,250 part-time employees, including approximately 1,200 examiners, none of whom is represented by a collective bargaining agreement. We also contract with approximately 6,400 medically trained examiners, and utilize the services of 60 contract affiliates. We hire and contract with properly trained, experienced and, when required, licensed or certified examiners. Our ability to recruit skilled personnel is essential to our continued growth and success. Management attributes our success in recruiting skilled personnel in our health information services business to the flexible work schedules and varied work assignments we offer our examiners. Management believes that these factors will enable us to continue to attract and retain qualified personnel.

Government Regulation

Certain aspects of our business are regulated by the states in which we operate and, to a lesser extent, by the federal government. In addition to licensing and certification requirements for our examiners, we are subject to regulations governing various aspects of our services, including the drawing of blood, needle disposal and specimen handling. Certain aspects of our business and that of our Heritage Labs and “684” Associates (dba D&D Associates) subsidiaries may be subject to certain provisions of the Health Insurance Portability and Accountability Act (“HIPAA”) relating to the privacy of protected health information. The Food and Drug Administration governs certain aspects of the business of Heritage Labs, including the manufacturing of specimen collection kits. Management is not aware of any pending federal or state environmental laws or regulations that would have a material adverse effect upon our business or competitive position or that would require material capital expenditures on our part to effect compliance.

On June 20, 2002, the Company, and subsequently its three principal competitors were notified by the California Department of Health Services that they were in violation of the California Business and Professions Code, with respect to the drawing of blood by phlebotomists on a mobile basis. The Company disagreed with the Department’s interpretation of the law, retained legal counsel and is working with the Department to develop a reasonable interpretation of the law and a plan that allows the Company to continue using phlebotomists to draw blood. Several times in 2002, representatives of each of the four major paramedical companies, including Hooper Holmes, Inc, met with the Deputy Chief of the California Department of Health Services (DHS) to discuss the position taken by the DHS relative to the drawing of blood by non-licensed individuals on a mobile basis. The DHS waived certain requirements determined to be not applicable to the paramedical industry and has proposed a type of limited licensure for paramedical companies. The paramedical industry is presently working out the details of such licensure with the DHS and is confident that an agreement on licensure will be reached. The Company continues to service its customers in the State of California without interruption.

Insurance and Legal Proceedings

Claims made against us arising in the course of providing health information services have not resulted in any material liability to date. We carry liability insurance in coverage amounts that we believe is customary in our business. There can be no assurance, however, that such coverage will be sufficient to cover claims made against us, that adequate insurance coverage will continue to be available to us, or that insurance coverage will be available on favorable terms. Our insurance coverage includes claims-made medical professional liability insurance with a $50,000 self insured retention per claim and claims-made non-medical professional liability insurance, a property insurance policy, a general liability policy and an umbrella insurance policy.

In the past, some state agencies have claimed that we improperly classified our examiners as independent contractors for purposes of state unemployment tax laws and that we were therefore liable for arrears of taxes, or for penalties for failure to comply with their interpretation of the laws. We received an adverse determination in the State of California, and as a result, converted our independent contractors to employees. Other similar state claims are also pending. We cannot be assured that we will prevail in these cases, or that we will not be subject to similar claims in other states in the future.

Web Availability

We make available free of charge on or through our web-site,www.hooperholmes.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K and all amendments to these reports as soon as reasonably practical after such reports are filed with the SEC.

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

None

ITEM 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

The common equity and related shareholder information presented under the caption “Quarterly Common Stock Price Range and Dividends” and “Investor Information—Common Stock Information” is incorporated by reference from the Company’s 2002 Annual Report to Shareholders which is Exhibit 13 to this report. As of February 14, 2003, there were 1,123 shareholders of record.

ITEM 6.    Selected Financial Data

The financial data included under the caption “Selected Financial Data” contained in the Company’s 2002 Annual Report to Shareholders which is Exhibit 13 to this report is incorporated by reference herein.

ITEM 7.    Management Discussion and Analysis of Financial Condition and Results of Operations

The discussion included under the caption “Management’s Discussion and Analysis” contained in the Company’s 2002 Annual Report to Shareholders which is Exhibit 13 to this report is incorporated by reference herein.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

The discussion included under the caption “Management’s Discussion and Analysis” contained in the Company’s 2002 Annual Report to Shareholders which is Exhibit 13 to this report is incorporated by reference herein.

ITEM 8.    Financial Statements and Supplementary Data

Financial statements and supplementary data are included in the Company’s 2002 Annual Report to

Shareholders which is Exhibit 13 to this report and are incorporated by reference herein.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

Information contained under the captions “Nominees for Directors”, “Directors Continuing in Office”            , “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2003 is incorporated herein by reference.

ITEM 11.    Executive Compensation

Information contained under the captions “Compensation of Executive Officers,” “Compensation of Directors”, “Option Grants in Last Fiscal Year”, “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values”, “Equity Compensation Plan Information”, “Report of the Executive Compensation Committee” and “Employment Contracts and Change-in-Control Arrangements” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2003 is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

Information contained under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2003 is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions

Information contained under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2003 is incorporated herein by reference.

ITEM 14.    Controls and Procedures

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1) The following financial statements and independent auditors’ report are included in the
Registrant’s	2001 Annual Report to Shareholders.
Independent	Auditors’ Report
Consolidated	Balance Sheets—
December	31, 2002 and 2001
Consolidated	Statements of Income—
Years	ended December 31, 2002, 2001 and 2000
Consolidated	Statements of Stockholders’ Equity—
Years	ended December 31, 2002, 2001 and 2000
Consolidated	Statements of Cash Flows—
Years	ended December 31, 2002, 2001 and 2000
Notes	to Consolidated Financial Statements

(2)	Schedules are omitted because they are not required, inapplicable, or the
information	is otherwise shown in the financial statements or notes thereto.

(3)	Exhibits included herein
(b)	Report on Form 8-K filed November 8, 2002 reporting the acquisition of all the issued and outstanding common stock of “684” Associates, Ltd., doing business as D&D Associates, and subsequently amended by Form 8-K/A filed December 30, 2002 reporting the financial statements of the business acquired.

(c)

EXHIBIT

3.1	Restated Certificate of Incorporation of Hooper Holmes, Inc., as amended (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of Hooper Holmes, Inc. (2)

3.3	Bylaws of Hooper Holmes, Inc., as amended (3)

4.1	Rights Agreement between Hooper Holmes, Inc. and First City Transfer Company (4)

4.2	Amendment to Rights Agreement

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(3)	Incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(4)	Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 10-K for the fiscal year ended December 31, 2000.

10.1	Amended Employee Retention Agreement by and between Hooper Holmes, Inc., and James M. McNamee (5)

10.2	Form of Indemnification Agreement (6)

10.3	Hooper Holmes, Inc. 1992 Stock Option Plan as amended (7)

10.4	Employee Stock Purchase Plan (1993) of Hooper Holmes, Inc., as amended (8)

10.5	Hooper Holmes, Inc. 1994 Stock Option Plan (9)

10.6	Amended and Restated Revolving Credit and Term Loan Agreement between Hooper Holmes, Inc. and First Union National Bank and Fleet Bank, N.A. (10)

10.7	CEO Stock Option Agreement (11)

10.8	1997 Stock Option Plan (12)

10.9	1997 Director Option Plan (13)

10.10	Employee Retention Agreement by and between Hooper Holmes, Inc. and Executive Officers of Hooper Holmes, Inc. (14)

10.11	1999 Stock Option Plan (15)

10.12	2002 Stock Option Plan (16)

13	2002 Annual Report to Shareholders

21	Subsidiaries of Hooper Holmes, Inc.

23	Consent of KPMG LLP

24	Power of attorney

99.1	Chief Executive Officer and Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(5)	Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
(6)	Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
(7)	Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(8)	Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K or the fiscal year ended December 31, 1999.
(9)	Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(10)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 1999.
(11)	Incorporated by reference to Attachment to the Company’s Proxy Statement for the Annual Meeting of Shareholders held on May 27, 1997.
(12)	Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(13)	Incorporated by reference to Exhibit 10.11 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(14)	Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(15)	Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(16)	Incorporated by reference to Attachment to the Company’s Proxy Statement for the Annual Meeting of Shareholders held on May 21, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOPER HOLMES, INC.
(Registrant)

/S/ JAMES M. MCNAMEE
By:	James M. McNamee
President & CEO

Date:	March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/S/ JAMES M. MCNAMEE James M. McNamee	Director President & CEO	Date: March 31, 2003

*Benjamin A. Currier	Director	Date: March 31, 2003

*Quentin J. Kennedy	Director	Date: March 31, 2003

*Kenneth R. Rossano	Director	Date: March 31, 2003

*Elaine Rigolosi	Director	Date: March 31, 2003

*John E. Nolan	Director	Date: March 31, 2003

G. Earle Wight	Director	Date: March 31, 2003

/S/ FRED LASH Fred Lash	Senior V.P., Treasurer and Chief Financial and Accounting Officer	Date: March 31, 2003

*	James M. McNamee, by signing his name hereto, does hereby sign this report for the persons before whose printed name an asterisk appears, pursuant to the power of attorney duly executed by such person and filed as Exhibit 24 hereto with the Securities and Exchange Commission.

/S/ JAMES M. MCNAMEE

James M. McNamee

CERTIFICATIONS

I, James M. McNamee, certify that:

1.	I have reviewed this annual report on Form 10-K of Hooper Holmes Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report the (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James M. McNamee
James M. McNamee
Chairman, President, and Chief Executive Officer
March 31, 2003

CERTIFICATIONS

I, Fred Lash, certify that:

1.	I have reviewed this annual report on Form 10-K of Hooper Holmes Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report the (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Fred Lash
Fred Lash
Senior Vice President, CFO & Treasurer
March 31, 2003