Form 10-Q
period 2003-03-31
HOOPER HOLMES INC
filed 2003-05-15
CIK 741815

FORM 10Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2003

Common stock, $.04 par value	64,696,623

HOOPER HOLMES, INC. AND SUBSIDIARIES

Hooper Holmes, Inc

Consolidated Balance Sheets

(unaudited)

	03/31/2003	12/31/2002

ASSETS
Current Assets:
Cash and cash equivalents	$23,242,137	$23,298,151
Marketable securities	21,597,437	22,761,101
Accounts receivable, net	31,477,879	27,809,521
Other current assets	6,340,293	6,823,818

Total current assets	82,657,746	80,692,591
Property, plant and equipment:
Land and land improvements	627,672	627,672
Building	4,882,663	4,882,663
Furniture, fixtures and equipment	24,874,078	24,446,393
Leasehold improvements	671,254	663,419

Total property, plant and equipment	31,055,667	30,620,147
Less: Accumulated depreciation and amortization	22,486,277	21,924,363

Property, plant and equipment, net	8,569,390	8,695,784
Goodwill	118,994,353	117,075,544
Intangible assets, net	27,924,733	28,474,439
Other assets	1,323,529	1,291,172

Total assets	$239,469,751	$236,229,530

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$0	$172,776
Accounts payable	10,492,169	10,436,388
Accrued expenses:
Insurance benefits	29,531	484,748
Salaries, wages and fees	1,462,051	1,816,791
Payroll and other taxes	441,599	449,093
Income taxes payable	4,073,355	2,703,713
Other	5,183,775	5,853,132

Total current liabilities	21,682,480	21,916,641
Long term debt, less current maturities	3,060,668	3,313,983
Other long term liabilities	806,195	806,195
Deferred income taxes	3,416,349	3,483,114
Minority interest	1,113,554	902,650
Stockholders’ equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 67,499,074 in 2003 and 2002.	2,699,963	2,699,963
Additional paid-in capital	127,962,449	128,079,363
Accumulated other comprehensive income	112,813	160,873
Retained earnings	99,857,814	96,009,551

	230,633,039	226,949,750
Less: Treasury stock at cost (2,802,451 and 2,754,151 shares)	21,242,534	21,142,803

Total stockholders’ equity	209,390,505	205,806,947

Total liabilities and stockholders’ equity	$239,469,751	$236,229,530

See accompanying notes to unaudited consolidated financial statements.

Hooper Holmes, Inc.

Consolidated Statements Of Income

(unaudited)

	Three months ended March 31,

	2003	2002

Revenues	$74,849,933	$66,489,833
Cost of operations	52,099,098	45,900,589

Gross profit	22,750,835	20,589,244
Selling, general and administrative expenses	14,949,384	11,236,403

Operating income	7,801,451	9,352,841
Other income (expense):
Interest expense	(60,160)	(28,839)
Interest income	214,551	555,596
Other expense, net	(325,141)	(190,255)

	(170,750)	336,502

Income before income taxes	7,630,701	9,689,343
Income taxes	2,973,000	3,876,000

Net income	$4,657,701	$5,813,343

Earnings per share:
Basic	0.07	0.09
Diluted	$0.07	$0.09

Weighted average number of shares:
Basic	64,744,169	64,871,744
Diluted	66,222,850	67,724,851

See accompanying notes to unaudited consolidated financial statements.

Hooper Holmes, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,

	2002	2001

Cash flows from operating activities:
Net income	$4,657,701	$5,813,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,600,701	1,240,714
Provision for bad debt expense	45,000	75,000
Deferred tax benefit	(66,765)	(159,707)
Net realized loss on marketable securities available for sale	24,296	26,704
Issuance of stock awards	164,100	0
Loss on sale of fixed assets	(5,891)	7,042
Change in assets and liabilities:
Accounts receivable	(3,713,358)	(7,071,128)
Other current assets	513,533	(1,237,795)
Accounts payable and accrued expenses	50,329	2,638,788

Net cash provided by operating activities	3,269,646	1,332,961

Cash flows from investing activities:
Purchases of marketable securities	(7,706,727)	(7,268,907)
Redemptions of marketable securities	8,829,580	3,528,145
Business acquisition, net of cash acquired	(2,378,961)	(369,219)
Investment in e-nable.com	0	(656,250)
Capital expenditures	(440,973)	(475,461)

Net cash used in investing activities	(1,697,081)	(5,241,692)

Cash flows from financing activities:
Principal payments on long term debt	(426,090)	(19,446)
Proceeds related to the exercise of stock options	23,503	1,143,314
Treasury stock acquired	(418,248)	0
Dividends paid	(809,437)	(647,048)

Net cash (used in) provided by financing activities	(1,630,272)	476,820

Effect of exchange rate changes on cash	1,693	0

Net decrease in cash and cash equivalents	(56,014)	(3,431,911)
Cash and cash equivalents at beginning of year	23,298,151	52,571,616

Cash and cash equivalents at end of period	$23,242,137	$49,139,705

Supplemental disclosure of non-cash investing activity
Change in net unrealized gain on marketable secutiries available for sale	$26,808	$68,320
Supplemental disclosure of cash flow information
Cash paid (received) during the quarter for:
Interest	$48,394	$32,063
Income taxes	$1,609,097	$1,419,891

HOOPER HOLMES, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2003

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

The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Note 2:     Earnings Per Share

“Basic” earnings per share equals net income divided by weighted average common shares outstanding during the period.  “Diluted” earnings per share equals net income divided by the sum of weighted average common shares outstanding during the period plus dilutive common stock equivalents calculated using the treasury stock method.  Common stock equivalents (1,478,681 and 2,853,107 for the three months ended March 31, 2003 and 2002, respectively) are shares assumed to be issued if outstanding stock options were exercised.

Options to purchase 5,310,850 and 1,501,750 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2003 and 2002, respectively, because their exercise prices exceeded the average market price of outstanding common shares for the period.

Note 3:     Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss), which refers to those revenues, expenses, gains, and losses which are excluded from net income. Other comprehensive income includes unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments.

	Three Month Period Ended

	March 31, 2003	March 31, 2002

Net income	$4,657,701	$5,813,343
Other comprehensive income:
Unrealized holding gains Arising during period	7,780	(159,973)
Less: reclassification adjustment for (gains) losses included in net income	(24,296)	26,704

Net unrealized gain (loss) on securities	16,516	(133,269)

Foreign currency translation	2,283	0

Total comprehensive income	$4,643,468	$5,680,074

Note 4:     Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for sale securities by major security type and class of security at March 31, 2003 and December 31, 2002, was as follows:

	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Estimated Fair Value

At March 31, 2003
Bank Certificates of Deposit	$392,732	$134	$0	$392,866
Government Agencies	0	0	0	0
Government Bonds & Notes	8,561,862	42,549	(583)	8,603,828
Corporate Debt Securities	12,450,262	155,122	(4,641)	12,600,743

Total	$21,404,856	$197,805	$(5,224)	$21,597,437

At December 31, 2002

Bank Certificates of Deposit	$590,000	$0	$0	$590,000
Government Agencies	3,295,847	12,082	0	3,307,929
Government Bonds & Notes	5,080,240	35,244	0	5,115,484
Corporate Debt Securities	13,575,625	173,021	(958)	13,747,688

Total	$22,541,712	$220,347	$(958)	$22,761,101

Maturities of debt securities classified as available-for-sale were as follows at March 31, 2003 (maturities of mortgage-backed securities and collateralized mortgage obligations have been presented based upon estimated cash flows, assuming no change in the current interest rate environment):

	Amortized Cost	Fair Value

Due within one year	$7,204,681	$7,220,581
Due after one year through five years	13,608,858	13,777,283
Due after five years through ten years	591,317	599,573

	$21,404,856	$21,597,437

Proceeds from the sale of investment securities available for sale were $ 8,829,580 and $3,528,145 in the three months ended March 31, 2003 and 2002, respectively. Gross realized gains included in income in the three months ended March 31, 2003 and 2002 were $0, and gross realized losses included in income in the three months ended March 31, 2003 and 2002 were $24,296 and $26,704, respectively.

Note 5:     Capital Stock

The net tax benefit derived from the exercise of stock options was $.01 million and $1.6 million for the three months ended March 31, 2003 and March 31, 2002, respectively.  Options exercised for the three months ended March 31, 2003 and March 31, 2002 totaled 11,500 shares and 625,000 shares, respectively, all of which were issued from Treasury Stock.

On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $ 25 million.  For the three months ended March 31,2003, the Company purchased 89,800 shares at a total cost of approximately $ .4 million.  For the three months ended March 31, 2002, the company did not purchase any shares of its common stock.

Note 6:     Legal Matters

The Company is a party to a number of legal actions arising in the ordinary course of its business.  In the opinion of management, the Company, has substantial legal defenses and/or insurance coverage with respect to all of its pending legal actions.  Accordingly, none of these actions is expected to have a material adverse effect on the Company’s liquidity, its consolidated results of operations or its consolidated financial position.

Note 7:     Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the new rules, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 “Business Combinations,” for recognition separate from goodwill. Effective January 1, 2002, the Company adopted SFAS 142. The Company completed its annual impairment test as of December 31, 2002 and did not have any impairment loss.

The Company has two reportable operating segments: the Health Information Business Unit (HIBU) and the Diversified Business Unit (DBU).

HIBU includes our core health information operations: Portamedic, Infolink, Heritage Labs and Medicals Direct.  It provides a full range of paramedical services to the life insurance industry in the U.S. and the United Kingdom.  The DBU operating segment provides Independent Medical Examinations (IME) case-management services primarily for property and casualty insurers and claims reviewers.

The changes in the carrying amount of goodwill for the three months ended March 31, 2003, are as follows:

	HIBU	DBU	Total

Balance as of December 31, 2002	$98,449,094	$18,626,450	$117,075,544

Acquisition goodwill	1,984,376	—	1,984,376
Foreign currency translation adjustment	(65,567)	—	(65,567)

Balance as of March 31, 2003	$100,367,903	$18,626,450	$118,994,353

The aggregate intangible amortization expense for the quarters ended March 31, 2003, and 2002, was approximately $991,000 and $672,000, respectively. The estimated acquired intangible amortization expense for the fiscal years ending December 31, 2003 to December 31, 2007 is $4,009,000, $3,843,000, $3,252,000, $2,838,000 and $2,087,000, respectively.

All intangible assets are being amortized over their estimated useful lives, as indicated below. Intangible assets consist of:

(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance

At March 31, 2003
Non-Competition agreements	4.7	$8,689	$(5,637)	$3,052
Referral base	12.8	25,751	(5,304)	20,447
Contractor network	7.2	6,120	(4,079)	2,041
Trademarks and tradenames	18.6	2,559	(174)	2,385

		$43,119	$(15,194)	$27,925

At December 31, 2002
Non-Competition agreements	4.9	$8,405	$(5,327)	$3,078
Referral base	13.4	25,594	(4,784)	20,810
Contractor network	7.3	6,120	(3,955)	2,165
Trademarks and tradenames	19.0	2,559	(138)	2,421

		$42,678	$(14,204)	$28,474

Note 8:     Investment

On January 31, 2001, the Company entered into a marketing and equity investment agreement with e-Nable Corporation (e-Nable), at a total initial cost of $ 5.0 million.  e-Nable provides Internet-based business processing solutions that allow integration of data sources, underwriting intelligence, distribution channels and insurance products.  In August 2001, the Company executed a convertible promissory note agreement with e-Nable, to provide additional financing for up to $1.75 million, all of which had been funded by August 2002. The Company has no commitment to provide additional funds to e-Nable.  Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments.

During the second quarter of 2002, the Company recorded a 25% write down of the carrying value of its investment in and advances to e-Nable Corporation, which resulted in a pre-tax charge of $ 1.6 million, or $1.0 million after tax.   The adjustment was estimated based on an assessment of the fair value of the investment and was mainly the result of the difficulty e-Nable has had in securing additional capital in the capital markets. During the third quarter of 2002, the company wrote off the remaining carrying value of its investment in, and advances to, e-Nable Corporation, which resulted in a pre-tax charge of $5.1 million, or $3.1 million after tax.  The adjustment was based on the continuing assessment of the carrying value of the investment, given that e-Nable has been unsuccessful in its attempt to secure additional capital.

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

Note 10:     Acquisitions and Dispositions

During the first quarter of 2003, the Company acquired specific assets and liabilities of three health information services companies. The aggregate purchase price of these acquisitions was approximately $2.4 million.  These acquisitions resulted in total costs in excess of net assets acquired of $2.0 million, identifiable tangible assets of $.03 million, identifiable intangible assets of $.1 million, and non-competition agreements of approximately $.3 million. Identifiable intangible assets and the non-competition agreements are being amortized on a straight line basis over a period of 9 and 3 years, respectively.  In accordance with SFAS No. 142, which the Company adopted on January 1, 2002, goodwill is no longer amortized. The first quarter 2003 acquisitions are not material to the consolidated financial statements and therefore individually or in the aggregate do not require pro forma information.

Note 11:     Operating Segments

Effective January 1, 2003, the Company has two reportable operating segments: the Health Information Business Unit (HIBU) and the Diversified Business Unit (DBU).

HIBU includes our core health information operations: Portamedic, Infolink, Heritage Labs and Medicals Direct. It provides a full range of paramedical services to the life insurance industry in the U.S. and the United Kingdom.  The DBU operating segment provides Independent Medical Examinations (IME) case-management services primarily for property and casualty insurers and claims reviewers.

The segments’ accounting policies are the same as those described in the summary of significant accounting policies except that interest expense and non-operating income and expenses are not allocated to the individual operating segment when determining segment profit or loss.

A summary of segment information for the three month period ended March 31,2003 is presented below (in thousands).

	HIBU	DBU	Total

Revenue	$66,097	$8,753	$74,850
Operating Income	$5,977	$1,824	$7,801
Total Assets	$233,983	$5,487	$239,470

Note 12:      Stock-Based Compensation

At March 31, 2003, the Company had stock-based employee compensation plans.  The Company accounts for those plans using the intrinsic value-based method of accounting under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to stock-based employee compensation:

	Three Months Ended March 31,
(thousands of dollars, except per share data)	2003	2002

Net earnings, as reported	$4,658	$5,813
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	100	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	843	738

Pro forma net earnings	$3,915	$5,075

Net earnings per share:
Basic, as reported	$.07	$.09
Basic, pro forma	$.06	$.08
Diluted, as reported	$.07	$.09
Diluted, pro forma	$.06	$.08

The fair value of each stock option granted during the quarter ended March 31, 2003 is estimated on the date of grant using the Black-Schles option pricing model with the following assumptions. There were no grants during the first quarter 2002.

Expected life (years)	9.8
Expected volatility	51.02%
Expected dividend yield	.71%
Risk-free interest rate	1.75%
Weighted average fair value of options granted during the quarter	$3.05

On January 28, 2003, a Board resolution was passed to award non-employee directors of the Company, up to a maximum of 15,000 shares of the Company’s common stock as a compensation for future services.  Each director was awarded 5,000 shares on January 31, 2003, and will be awarded 5,000 shares on January 31, 2004, and 5,000 shares on January 31, 2005, subject to certain conditions.  All shares awarded will be restricted under SEC Rule 144, and may not be sold or transferred by the outside director until four years from the date of issue. During the first quarter of 2003, the Company expensed the fair value of the 30,000 shares awarded on January 31, 2003 and such amount is included in SG&A expenses in the consolidated Statement of Income.  The total charge was $164,000.

Note 13:     Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires companies to record the fair value of an asset retirement obligation as a liability in the period in which they incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. Companies also record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. This statement did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s consolidated financial statements. The disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operation -	Three months ended March 31, 2003 compared to
Three months ended March 31, 2002

Overview:

Hooper Holmes is one of the nation’s leading providers of outsourced risk assessment services to the life and health insurance industry and medical evaluation and claims management services to the automobile insurance industry and the workers’ compensation industry.  We provide paramedical and medical examinations, independent medical examinations, personal health interviews and record collection, and laboratory testing, which help life insurance companies evaluate the risks associated with underwriting policies and evaluate physical injuries for property and casualty insurers.  Our business is composed of two segments: the Health Information Business Unit (HIBU) and the Diversified Business Unit (DBU).

HIBU consists of the Company’s Portamedic, Infolink, Heritage Labs and Medicals Direct divisions. It provides paramedical, laboratory, Attending Physician Statement, inspection report and underwriting services used to underwrite life, health and disability insurance.  DBU consists of D&D Associates, which provides outsourced claims management services to automobile and workers’ compensation insurance carriers.

Revenues:

Total consolidated revenues for 2003 increased 13% to $74.8 million for the first quarter of 2003, compared to $66.5 million for first quarter of 2002.

Revenues for the HIBU segment decreased $.4 million to $66.1 million for the first quarter 2003, compared to $66.5 million for the first quarter 2002.   Within this segment, revenue for the paramedical and Infolink businesses decreased  $4.6 million to $59.3 million for the first quarter of 2003, compared to $63.9 million for the first quarter of 2002.  The number of paramedical examinations performed decreased 11% from 787,000 to 702,000. The decrease in the number of paramedical examinations performed is the result of reduced life insurance application activity in the first quarter of 2003, compared to the first quarter of 2002. The MIB Group, Inc., a provider of information and database management services, reported that life insurance applications were down 6.2% in the first quarter of 2003 compared to the first quarter of 2002. This contributed to the Company’s paramedical and Infolink revenue decrease of 7.2% for the first quarter of 2003 compared to the first quarter of 2002. The decrease in the number of examinations was offset by an increase in the average revenue per examination of approximately 4%. Management believes the percentage increase in the average revenue per examination is due to higher prices per examination based on selling value added services such as Portamedic Select and Portamedic F.A.S.T. The number of Infolink reports increased slightly to 108,000 for the first quarter of 2003, from 107,000 for the first quarter 2002. The increase in the number of Infolink reports is due to increased volume from existing clients brought on by the Company’s Portamedic F.A.S.T. technology, which provides clients with a quicker turnaround for Attending Physician Statements (APS’s).

Also, within this segment, Heritage Labs revenue grew 36% for the first quarter 2003 to $3.5 million, from $2.6 million for the first quarter 2002.  The number of samples tested increased 41% to 157,000 samples for the first quarter 2003, from 111,000 samples for the first quarter 2002.  The Company believes that Heritage Labs’ growth is the result of aggressive competitive pricing, coupled with offering insurance companies the convenience of a one-stop shop for their health information needs. Offering combined laboratory and paramedical pricing and services is increasingly more common in this competitive landscape.

Additionally, revenue for the first quarter of 2003, includes revenue from the third quarter 2002 acquisition of Medicals Direct Group in the amount of $3.3 million. There was no Medicals Direct revenue in the first quarter 2002.

Our future revenue stream is dependent upon the life insurance industry and the number of new policies being written which require medical underwriting information. Management expects insurance application activity to resume more traditional levels throughout 2003. We are confident we will hold our market share. Pricing of our services has become a significant factor in our competitive environment but we are confident that our field owned branch structure, and branch and automation efficiencies will allow us to continue reporting improved results.

Revenues for the Diversified Business Unit (DBU) segment, totaled $8.8 million for the first quarter 2003.  The DBU consists of D&D Associates, which was acquired by the Company in the fourth quarter of 2002.  There was no DBU revenue in the first quarter of 2002.

Cost of Operations:

The Company’s consolidated cost of operations for the first quarter of 2003 totaled $52.1 million compared to $45.9 million for the first quarter of 2002.  As a percentage or revenues, cost of operations increased to 69.6% for the first quarter of 2003 compared to 69.0% for the first quarter of 2002.

Cost of operations for the HIBU segment totaled $46.5 million for the first quarter of 2003, compared to $45.9 for the first quarter of 2002, an increase of $.6 million, and as percentage of revenues, totaled 70.3% for the first quarter of 2003, compared to 69.0% for the first quarter of 2002. Within the HIBU segment, cost of operations for the paramedical and Infolink businesses totaled $42.0 million for the first quarter of 2003, compared to $44.3 million for the first quarter of 2002.  This dollar decrease is due to lower revenue levels in the first quarter 2003. As a percentage of paramedical and Infolink revenue, cost of operations totaled 70.8% and 69.3% for the first quarter of 2003, and 2002, respectively. As a percentage of revenues, the increase is due to lower revenue levels in the first quarter of 2003, higher specimen collection kit prices, and an increase in specimen kit purchases during the first quarter of 2003.

Cost of operations for Heritage Labs increased to $2.3 million for the first quarter of 2003, compared to $1.6 million for the first quarter of 2002.  The dollar increase is due to higher revenue levels in the first quarter of 2003.

Cost of operations for Medicals Direct, totaled $2.2 million for the first quarter of 2003, and as percentage of Medicals Direct revenues totaled 67.6%.  There was no Medicals Direct cost of sales in the first quarter of 2002.

Cost of operations for the DBU segment, comprised of D&D Associates, totaled $5.6 million for the first quarter of 2003, and as a percentage of D&D revenues totaled 64.3%.

Selling, General and Administrative:

Consolidated selling, general and administrative (SG&A) expenses totaled $14.9 million for the first quarter of 2003, compared to $11.2 million for the first quarter of 2002, and as a percentage of revenues totaled 20.0% compared to 16.9%, respectively.

SG&A for the HIBU segment, increased $2.4 million to $13.6 million for the first quarter of 2003, compared to $11.2 million for the first quarter 2002. As a percentage of revenues, SG&A totaled 20.6% compared to 16.9 % for the first quarter 2003, and first quarter 2002, respectively.  The increase is due to additional SG&A costs associated with Medicals Direct of approximately $.7 million and additional costs of $1.7 million from the traditional paramedical and Infolink businesses.  The areas of increased costs are employee benefits, insurance, intangible asset amortization expense, national meeting costs, and Directors’ stock awards.

SG&A for the DBU totaled $1.3 million for the first quarter of 2003, and as a percentage of revenues, was 14.9%.  There were no DBU SG&A costs in the first quarter of 2002.

Operating income:

Accordingly, the Company’s consolidated operating income decreased 16.6% to $7.8 million for the first quarter of 2003 from $9.4 million for the first quarter of 2002, and as a percentage of revenues, decreased to 10.4% compared to 14.1%, respectively.

Operating income for the HIBU segment decreased 36.1% to $6.0 million for the first quarter of 2003 from $9.4 million for the first quarter of 2002, and as a percentage of revenues, decreased to 9.0% compared to 14.1%, respectively.

Operating income for the DBU segment was $1.8 million and as a percentage of revenues, was 20.8%.

Other:

Interest expense increased to $0.06 million for the first quarter of 2003, compared to $0.03 million for the first quarter of  2002. Interest income for the first quarter of 2003 decreased to $.2 million from $.6 million for the first quarter of 2002, due to lower interest rates and lower levels of invested funds. Other income (expense) for the first quarter of 2003 and 2002 was $0.3 million and $0.2 million, respectively.

The effective tax rate was 39% and 40% for the first quarter of 2003 and 2002, respectively. The rate is lower in 2003 due to the increased profitability of Heritage Labs, and the lower tax rate applied to the profits of Medicals Direct Group.

Net income for the first quarter of 2003 was $4.7 million or $.07 per diluted share versus $5.8 million or $.09 per diluted share for the first quarter of 2002.

Inflation did not have a significant effect on the Company’s operations in the first quarter of 2003

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

Liquidity and Financial Resources

The Company’s primary sources of cash are internally generated funds, cash equivalents, marketable securities and the Company’s credit facility.

Net cash provided by operating activities for the three months ended March 31, 2003 was $3.3 million as compared to $1.3 million for the three months ended March 31, 2002. The significant sources were net income of $4.7 million, $1.6 million of depreciation and amortization, a decrease of $.5 million in other assets, and were offset by an increase in accounts receivable of $3.7 million.  The increase  in accounts receivable is the result of expected slower collections in the first quarter of 2003, due to strong accounts receivable collections in December 2002.  Days sales outstanding, measured on a rolling 90 day basis,  was 38.0 days at March 31, 2003, compared to 42.1 days at March 31, 2002, and 36.1 at December 31, 2002.

On January 28, 2003, a Board resolution was passed to award non-employee directors of the Company up to a maximum of 15,000 shares of the Company’s common stock as compensation for future services.  Each director was awarded 5,000 shares on January 31, 2003, and will be awarded 5,000 shares on January 31, 2004, and 5,000 shares on January 31, 2005, subject to certain conditions.  All shares awarded will be restricted under SEC Rule 144, and may not be sold or transferred by the outside director until four years from the date of issue. During the first quarter of 2003, the Company expensed the fair value of the 30,000 shares awarded on January 31, 2003 and such amount is included in SG&A expenses in the consolidated Statement of Income.  The total charge was $164,000.

On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $25 million per year. For the three months ended March 31, 2003  the Company purchased 89,800 shares at a total cost of $$.4 million.  The Company did not purchase any treasury shares during the first quarter of 2002.

As of March 31, 2003, the Company has $3.0 million outstanding against its term loan, and in March 2003, Heritage Labs repaid its oustanding bank note in the amount of $.4 million.

Our current ratio as of March 31, 2003 was 3.8 to 1 compared to 3.7 to 1  December 31, 2002. Also, inflation has not had, nor is it expected to have, a material impact on our consolidated financial results. We have no material commitments for capital expenditures.

Quarterly dividends paid in February 2003 were $.0125 per share, and totaled $.8 million. At its April 22, 2003 board meeting, the Company declared a quarterly dividend of $.0125 per share.

Management believes that the combination of current cash, cash equivalents, marketable securities and available borrowings under our senior credit facility, along with anticipated cash flows from operations, will provide sufficient capital resources to satisfy both our short-term and foreseeable long-term needs.

Critical Accounting Policies

There were no changes to the Company’s critical accounting policies during the three months ended March 31, 2003.  Such policies are described in the Company’s 2002 Annual Report on Form 10-K.

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires companies to record the fair value of an asset retirement obligation as a liability in the period in which they incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. Companies also record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003.  This statement did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s consolidated financial statements. The disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002.

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

The following are some of the factors that could cause our Company’s actual results to differ materially from those described in forward-looking statements:

Trends and other developments affecting the life insurance industry - We currently derive nearly all of our revenues from life insurance companies. The demand for our services is largely dependent on the demand for life insurance policies, policy amounts, the type of health information services requested, general economic conditions, and other factors beyond our control. Any decreases in demand for health information services by life insurance companies could substantially harm our business.

Loss of customers - Our relationships with most insurance company customers are not covered by formal written agreements, and we have exclusive relationships with only a small number of customers. Our ability to retain these customers will depend on our continued ability to serve their needs and to distinguish us from our competitors. The loss of one or more customers could materially impact our business.

Changes in the health information services business environment - These include changes in the types of products demanded by insurance companies, competitive product and pricing pressures, including technological advancements by competitors, and our ability to gain or maintain market share notwithstanding the actions of our competitors. Factors such as these could adversely impact our earnings and growth.

Continued growth of alternative distribution channels - Our continued growth will depend in part on increased use of the Internet and other alternative distribution channels by our customers to sell their life insurance products. Rapid growth in the use of these distribution channels may not continue. Reduction or replacement of these channels could limit any growth in the number of applications for life insurance policies, which could substantially harm our business.

Need to enhance and expand our technology and infrastructure - We need to continually adapt to the technological needs of our insurance company customers by enhancing and expanding our technology and network infrastructure to accommodate our customers’ changing needs. Our failure to do so could substantially harm our business.

Loss of key management - Our continued success is materially dependent upon our key management team, including James M. McNamee, our Chairman, President and Chief Executive Officer, none of whom has an employment agreement. If we lose one or more of our executive officers, an inability to successfully recruit and retain additional highly skilled and experienced management, or to successfully train and promote existing personnel to serve in a managerial capacity, could substantially harm our business.

Acquisitions and other strategic investments - Our growth strategy has included acquiring other businesses and making strategic investments. There is no guarantee that these activities will be profitable, or that we will continue growing through these types of activities or otherwise.

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

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of March 31, 2003.

	2003	2004	2005	2006	2007	2008 & thereafter	Total	Estimated Fair Value

(in thousands)
Fixed Rate Investments	$4,781	$8,061	$2,636	$4,645	$150	$575	$20,848	$21,597
Average Interest Rates	2.32%	4.73%	3.95%	2.86%	6.66%	4.65%	3.67%

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

Dated: May 15, 2003

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
May 15, 2003

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
May 15, 2003