Form 10-Q
period 2003-06-30
HOOPER HOLMES INC
filed 2003-08-14
CIK 741815

FORM 10Q
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at June 30, 2003

Common stock, $.04 par value	64,786,423

HOOPER HOLMES, INC. AND SUBSIDIARIES

Hooper Holmes, Inc.

Notes to Unaudited Consolidated Financial Statements

Hooper Holmes, Inc.
Consolidated Balance Sheets
(unaudited)

	06/30/2003	12/31/2002

ASSETS
Current Assets:
Cash and cash equivalents	$16,599,187	$23,298,151
Marketable securities	20,436,074	22,761,101
Accounts receivable, net	33,886,096	27,809,521
Other current assets	5,621,515	6,823,818

Total current assets	76,542,872	80,692,591
Property, plant and equipment:
Land and land improvements	627,672	627,672
Building	4,882,663	4,882,663
Furniture, fixtures and equipment	25,686,310	24,446,393
Leasehold improvements	671,477	663,419

Total property, plant and equipment	31,868,122	30,620,147
Less: Accumulated depreciation and amortization	22,993,284	21,924,363

Property, plant and equipment, net	8,874,838	8,695,784
Goodwill	129,754,897	117,075,544
Intangible assets, net	30,510,296	28,474,439
Other assets	984,270	1,291,172

Total assets	$246,667,173	$236,229,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,000,000	$172,776
Accounts payable	10,146,313	10,436,388
Accrued expenses:
Insurance benefits	29,613	484,748
Salaries, wages and fees	1,523,109	1,816,791
Payroll and other taxes	542,800	449,093
Income taxes payable	1,652,189	2,703,713
Other	7,481,531	5,853,132

Total current liabilities	22,375,555	21,916,641
Long term debt, less current maturities	2,051,343	3,313,983
Other long term liabilities	4,567,638	806,195
Deferred income taxes	3,339,344	3,483,114
Minority interest	226,556	902,650
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 67,499,074 in 2003 and 2002.	2,699,963	2,699,963
Additional paid-in capital	127,677,528	128,079,363
Accumulated other comprehensive income	148,732	160,873
Retained earnings	104,142,365	96,009,551

	234,668,588	226,949,750
Less: Treasury stock at cost (2,712,651 and 2,754,151 shares)	20,561,851	21,142,803

Total stockholders’ equity	214,106,737	205,806,947

Total liabilities and stockholders’ equity	$246,667,173	$236,229,530

See accompanying notes to unaudited consolidated financial statements.

Hooper Holmes, Inc.
 Consolidated Statements Of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenues	$76,170,351	$66,015,123	$151,020,284	$132,504,956
Cost of operations	53,839,079	47,034,682	105,938,179	92,935,271

Gross profit	22,331,272	18,980,441	45,082,105	39,569,685
Selling, general and administrative expenses	13,976,194	11,288,646	28,925,576	22,525,049
Loss on investment	0	1,630,000	0	1,630,000

Operating income	8,355,078	6,061,795	16,156,529	15,414,636
Other income (expense):
Interest expense	(115,358)	(28,675)	(175,517)	(57,514)
Interest income	257,408	717,296	471,959	1,272,892
Other Income (expense), net	(188,662)	(238,073)	(513,803)	(428,328)

	(46,612)	450,548	(217,361)	787,050

Income before income taxes	8,308,466	6,512,343	15,939,168	16,201,686

Income taxes	3,213,246	2,592,000	6,186,246	6,468,000

Net income	$5,095,220	$3,920,343	$9,752,922	$9,733,686

Earnings per share:
Basic	$0.08	$0.06	$0.15	$0.15
Diluted	$0.08	$0.06	$0.15	$0.14

Weighted average number of shares:
Basic	64,756,409	65,265,493	64,750,322	65,069,706
Diluted	66,694,179	68,087,145	66,458,515	67,905,998

See accompanying notes to unaudited consolidated financial statements.

Hooper Holmes, Inc.
 Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$9,752,922	$9,733,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,248,449	2,504,498
Loss on investment	0	1,630,000
Provision for bad debt expense	90,000	150,000
Deferred tax benefit	(144,537)	(180,836)
Net realized gain on marketable securities available for sale	(134,646)	22,007
Issuance of stock awards	164,100	0
Loss on sale of fixed assets	(20,499)	14,140
Change in assets and liabilities:
Accounts receivable	(4,320,394)	(4,335,495)
Other current assets	1,550,134	(764,858)
Accounts payable and accrued expenses	1,999,692	(751,807)

Net cash provided by operating activities	12,185,221	8,021,335

Cash flows from investing activities:
Purchases of marketable securities	(18,303,230)	(16,196,668)
Redemptions of marketable securities	20,690,095	11,618,587
Business acquisition, net of cash acquired	(17,811,428)	(3,651,770)
Investment in e-nable.com	0	(1,093,750)
Capital expenditures	(1,316,753)	(838,480)

Net cash used in investing activities	(16,741,316)	(10,162,081)

Cash flows from financing activities:
Principal payments on long term debt	(435,416)	(48,615)
Proceeds from employee stock purchase plan	0	551,821
Proceeds related to the exercise of stock options	329,264	1,431,192
Treasury stock acquired	(418,248)	(1,238,489)
Dividends paid	(1,620,107)	(1,299,821)

Net cash used in financing activities	(2,144,507)	(603,912)

Effect of exchange rate changes on cash	1,638	0

Net decrease in cash and cash equivalents	(6,698,964)	(2,744,658)
Cash and cash equivalents at beginning of year	23,298,151	52,571,616

Cash and cash equivalents at end of period	$16,599,187	$49,826,958

Supplemental disclosure of non-cash investing activity
Change in net unrealized gain on marketable secutiries available for sale	$(119,358)	$(58,673)
Supplemental disclosure of cash flow information
Cash paid during the quarter for:
Interest	$106,245	$61,030
Income taxes	$7,193,252	$4,451,210

See accompanying notes to unaudited consolidated financial statements.

June 30, 2003

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

The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Note 2:     Earnings Per Share

“Basic” earnings per share equals net income divided by weighted average common shares outstanding during the period.  “Diluted” earnings per share equals net income divided by the sum of weighted average common shares outstanding during the period plus dilutive common stock equivalents.  Common stock equivalents (1,937,770 and 2,821,652 for the three months ended and 1,708,193 and 2,836,292 for the six months ended June 30, 2003 and 2002, respectively) are shares assumed to be issued if outstanding stock options were exercised.

Options to purchase 3,935,925 and 1,499,500 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2003 and 2002, respectively, and 4,623,388 and 1,500,625 shares for the six months ended June 30, 2003 and 2002, respectively, because their exercise prices exceeded the average market price of outstanding common shares for the period and were therefore antidilutive.

Note 3:     Stock-Based Compensation

At June 30, 2003, the Company had stock-based employee compensation plans.  The Company accounts for those plans using the intrinsic value-based method of accounting under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to stock-based employee compensation:

	Three Months Ended June 30		Six Months Ended June 30

(thousands of dollars, except per share data)	2003	2002	2003	2002

Net earnings, as reported	$5,095	$3,920	$9,753	$9,734
Add: Stock based employee compensation expense included in reported net income, net of related tax effect	0	0	100	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	732	763	1,575	1,514

Pro forma net earnings	$4,363	$3,157	$8,278	$8,220

Net earnings per share:
Basic, as reported	$.08	$.06	$.15	$.15
Basic, pro forma	$.07	$.05	$.13	$.13
Diluted, as reported	$.08	$.06	$.15	$.14
Diluted, pro forma	$.07	$.05	$.13	$.12

The fair value of each stock option granted during the quarter ended March 31, 2003 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.  There were no grants during the second quarter of 2003 and during the six month period end June 30, 2002.

Expected life (years)	9.8
Expected volatility	51.02%
Expected dividend yield	.71%
Risk-free interest rate	1.75%
Weighted average fair value of
Options granted during the year	$3.05

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

Note 4:     Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss) which refers to those revenues, expenses, gains and losses which are excluded from net income. Other comprehensive income includes unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments.

	Three Month Period Ended		Six Month Period Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net Income	$5,095,220	$3,920,343	$9,752,922	$9,733,686
Other comprehensive income:
Unrealized holding gains (losses) arising during period	54,058	79,293	61,838	(80,681)
Less: reclassification adjustment for (gains) losses included in net income	(110,350)	(4,697)	(134,646)	22,007

Net unrealized gain (loss) on securities	(56,292)	74,596	(72,808)	(58,674)

Foreign currency translation	92,211	0	60,667	0

Total comprehensive income	$5,131,139	$3,994,939	$9,740,781	$9,675,012

Note 5:     Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for sale securities by major security type and class of security at June 30, 2003 and December 31, 2002, were as follows:

	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Estimated Fair Value

At June 30, 2003
Bank certificates of deposit	$196,000	$18	$0	$196,018
Government agencies	2,668,339	4,123	(1,964)	2,670,498
Government bonds & notes	4,844,271	20,579	(31)	4,864,819
Corporate debt securities	12,627,433	97,186	(19,880)	12,704,739

Total	$20,336,043	$121,906	$(21,875)	$20,436,074

At December 31, 2002
Bank certificates of deposit	$590,000	$0	$0	$590,000
Government agencies	3,295,847	12,082	0	3,307,929
Government bonds & notes	5,080,240	35,244	0	5,115,484
Corporate debt securities	13,575,625	173,021	(958)	13,747,688

Total	$22,541,712	$220,347	$(958)	$22,761,101

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2003 (maturities of mortgage-backed securities and collateralized mortgage obligations have been presented based upon estimated cash flows, assuming no change in the current interest rate environment):

	Amortized Cost	Fair Value

Due within one year	$9,206,199	$9,259,937
Due after one year through five years	9,100,333	9,149,506
Due after five years through ten	2,029,511	2,026,631

	$20,336,043	$20,436,074

Proceeds from the sale of investment securities available for sale were $20,690,095 and $11,618,587 in the six months ended June 30, 2003 and 2002, respectively. Gross realized gains included in income in the six months ended June 30, 2003 and 2002 were $135,320 and $15,862 respectively, and gross realized losses included in income in the six months ended June 30, 2003 and 2002 were $674 and $37,869, respectively.

Note 6:     Capital Stock

The net tax benefit derived from the exercise of stock options was $ 0.1 million and $1.9 million for the six months ended June 30, 2003 and 2002, respectively.  Options exercised for the six months ended June 30, 2003 and June 30, 2002, totaled 101,300 shares and 733,700 shares, respectively, all of which were issued from Treasury Stock.

On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $ 25 million.  For the six months ended June 30, 2003 and June 30, 2002, the Company purchased 89,800 and 149,300 shares at a total cost of approximately $0.4 and $ 1.2 million, respectively.

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

The changes in the carrying amount of goodwill for the six months ended June 30, 2003, are as follows:

	HIBU	DBU	Total

Balance as of December 31, 2002	$98,449,094	$18,626,450	$117,075,544

Acquisition goodwill	$12,681,037	—	12,681,037
Foreign currency translation adjustment	(1,684)	—	(1,684)

Balance as of June 30, 2003	$111,128,447	$18,626,450	$129,754,897

The aggregate amortization expense for intangible assets for the six months ended June 30, 2003, and 2002, was approximately $2,009,000 and $1,362,000, respectively. The estimated intangible amortization expense for the fiscal years ending December 31, 2003 to December 31, 2007 is $4,278,000, $4,363,000, $3,732,000, $3,279,000 and $2,010,000, respectively.

All intangible assets are being amortized over their estimated useful lives, as indicated below. Intangible assets consist of:

(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance

At June 30, 2003
Non-Competition agreements	4.7	$9,488	$(5,970)	$3,518
Referral base	12.4	28,555	(5,828)	22,727
Contractor network	7.2	6,120	(4,204)	1,916
Trademarks and tradenames	18.6	2,559	(210)	2,349

		$46,722	$(16,212)	$30,510

At December 31, 2002
Non-Competition agreements	4.9	$8,405	$(5,327)	$3,078
Referral base	13.4	25,594	(4,784)	20,810
Contractor network	7.3	6,120	(3,955)	2,165
Trademarks and tradenames	19.0	2,559	(138)	2,421

		$42,678	$(14,204)	$28,474

Note 8:     Investment

On January 31, 2001, the Company entered into a marketing and equity investment agreement with e-Nable Corporation (enable), at a total initial cost of $ 5.0 million.  Enable provides Internet-based business processing solutions that allow integration of data sources, underwriting intelligence, distribution channels and insurance products.  In August 2001, the Company executed a convertible promissory note agreement with enable, to provide additional financing for up to $1.75 million, all of which had been funded by August 2002. The Company has no commitment to provide additional funds to enable  Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments.

During the second quarter of 2002, the Company recorded a 25% write down of the carrying value of its investment in and advances to enable Corporation, which resulted in a pre-tax charge of $ 1.6 million, or $1.0 million after tax.   The adjustment was estimated based on an assessment of the fair value of the investment and was mainly the result of the difficulty enable has had in securing additional capital in the capital markets. During the third quarter of 2002, the company wrote off the remaining carrying value of its investment in, and advances to, enable Corporation, which resulted in a pretax charge of $5.1 million, or $3.1 million after tax.  The adjustment was based on the continuing assessment of the carrying value of the investment, given that enable has been unsuccessful in its attempt to secure additional capital.

Note 9:     Commitments and Contingencies

On June 20, 2002, the Company, (and subsequently its three principal competitors), was notified by the California Department of Health Services (DHS) that it was in violation of the California Business and Professions Code with respect to the drawing of blood by phlebotomists on a mobile basis.  The Company disagreed with the DHS’s interpretation of the law, retained legal counsel, and began working with its three competitors to develop a reasonable interpretation of the law and a plan that will allow the industry to continue using phlebotomists to draw blood.  The paramedical companies retained a lobbyist and  legislation was introduced, which if enacted into law, would exempt the Company and its competitors from being licensed by the DHS as a clinical laboratory.  The legislation has passed the California Assembly and is now before the Senate.  The Company continues to service it customers in the State of California without interruption.

On July 11, 2003, the Company received a determination from the Internal Revenue Service that one individual the Company contracted with as an independent contractor, should have been classified as an employee in 2002.  This ruling also applies to any other individuals engaged by the Company under similar circumstances.  The ruling also states that the Company may not be subject to adverse consequences as the Company may be entitled to relief under applicable tax laws (Section 530 of the Revenue Act of 1978).  The Company and its advisors are continuing to review this determination. Management believes that the Company qualifies for relief under Section 530 and, therefore, that the ultimate outcome of this matter will not have a material effect on the Company’s consolidated financial position, results of operations and liquidity.

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

In connection with an acquisition during the second quarter of 2003, the Company deferred the payment of a portion of the purchase price and is required to make these  payments of $1.7 million in April 2005, and $2.8 million in July 2006.  These amounts are included within Other long-term liabilities on the consolidated balance sheet and are accruing interest at a weighted average rate of 5%.

Effective May 23, 2003, the Company entered into an employment agreement with James M. McNamee, the Company’s President and Chief Executive Officer.  The employment agreement is filed as exhibit 10.1 to this filing.

Note 10:     Acquisitions and Dispositions

For the six months ended June 30, 2003, the Company acquired specific assets and liabilities of eight health information services companies, and purchased the 45% minority interest in Heritage Labs, that it did not previously own, to bring its ownership interest to 100%.  The aggregate purchase price of these acquisitions, including acquisition costs, was approximately $17.8 million. These acquisitions resulted in total costs in excess of net assets acquired of $12.7 million, identifiable tangible assets of $2.0 million, identifiable intangible assets of $2.9 million, non-competition agreements of approximately $1.1 million and liabilities of $0.9 million. Identifiable intangible assets are being amortized on a straight line basis over a period of 9 years and non-competition agreements are being amortized on a straight line basis over a weighted average useful life of 4.0 years.  In accordance with SFAS No. 142, which the Company adopted on January 1, 2002, goodwill is no longer amortized. The 2003 acquisitions are not material to the consolidated financial statements and therefore individually or in the aggregate do not require pro forma information.

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

A summary of segment information as of and for the three and six month periods ended June 30, 2003 is presented below (in thousands).

	As of and for the Three Months Ended June 30, 2003			As of and for the Six Months Ended June 30, 2003

	HIBU	DBU	Total	HIBU	DBU	Total

Revenue	$67,564	$8,606	$76,170	$133,661	$17,359	$151,020
Operating Income	$6,708	$1,647	$8,355	$12,686	$3,471	$16,156
Total Assets	$232,195	$14,472	$246,667	$232,195	$14,472	$246,667

Note 12:     Recently Issued Accounting Standards

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

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (SFAS 146”), Accounting for Costs associated with Exit or Disposal Activities.”  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  The Company adopted SFAS 146 effective January 1, 2003, and the adoption had no effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. Adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2003, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133.  The statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This statement requires that an issuer classify a financial instrument that is within its scope as a liability.  The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003.  As of June 30, 2003, management believes that SFAS No. 150 will have no significant effect on the Company’s consolidated financial statements.

In May 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  The provisions are effective for revenue arrangements entered into in reporting periods beginning after June 15, 2003.  As of June 30, 2003, management believes that Issue No. 00-21 will have no significant effect on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operation -	Three months ended June 30, 2003 compared to three months ended June 30, 2002

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

HIBU consists of the Company’s Portamedic, Infolink and Heritage Labs divisions and the August 2002 acquisition of the Medicals Direct Group.  It provides paramedical, laboratory, Attending Physician Statement, inspection report and underwriting services used to underwrite life, health and disability insurance.  DBU consists of D&D Associates, which provides outsourced claims management services to automobile and workers’ compensation insurance carriers.

Revenues:

Comparative Revenues are set forth below:

	QUARTER ENDED JUNE 30

(in millions)	2003	2002

Portamedic	$53.2	$58.1
Infolink	5.5	5.1
Heritage Labs	3.8	2.8
Medicals Direct	5.1	—

Total HIBU segment	67.6	66.0
DBU segment	8.6	—

Total Revenues	$76.2	$66.0

Total consolidated revenues for 2003 increased 15% to $76.2 million for the second quarter of 2003, compared to $66.0 million for second quarter of 2002.

Revenues for the HIBU segment increased $1.6 million to $67.6 million for the second quarter 2003, compared to $66.0 million for the second quarter 2002. Within this segment, revenue for the Portamedic business decreased  $4.9 million to $53.2 million for the second quarter of 2003, compared to $58.1 million for the second quarter of 2002, and revenue for the Infolink business increased 7% to $5.5 million for the second quarter of 2003, compared to $5.1 million for the second quarter of 2002.  The number of paramedical examinations performed decreased 10% from 772,000 to 697,000. The decrease in the number of paramedical examinations performed is the result of reduced life insurance application activity in the second quarter of 2003, compared to the second quarter of 2002. The MIB Group, Inc., a provider of information and database management services, reported that life insurance applications were down 6.7% in the second quarter of 2003 compared to the second quarter of 2002. The decrease in the number of examinations was partially offset by an increase in the average revenue per examination of approximately 3%. Management believes the percentage increase in the average revenue per examination is due to higher prices per examination based on selling value added services such as Portamedic Select and Portamedic F.A.S.T. The number of Infolink reports increased to 121,000 for the second quarter of 2003, from 113,000 for the second quarter 2002. Management believes that the increase in the number of Infolink reports is due to increased volume from existing clients brought on by the Company’s Portamedic F.A.S.T. technology, which provides clients with a quicker turnaround for Attending Physician Statements (APS’s), and the Company’s acquisition in May 2003 of a high volume APS producer.

Also, within this segment, Heritage Labs revenue grew 35% for the second quarter 2003 to $3.8 million, from $2.8 million for the second quarter 2002.  The number of samples tested increased 45% to 179,000 samples for the second quarter 2003, from 123,000 samples for the second quarter 2002.  The Company believes that Heritage Labs’ growth is the result of aggressive competitive pricing, coupled with offering insurance companies the convenience of a one-stop shop for their health information needs. Offering combined laboratory and paramedical pricing and services is increasingly more common in this competitive landscape.

Additionally, the second quarter of 2003, includes $5.1 million of revenue from the August 2002 acquisition of Medicals Direct Group. There was no Medicals Direct revenue in the second quarter 2002.

Our future revenue stream is dependent upon the life insurance industry and the number of new policies being written which require medical underwriting information. Management expects insurance application activity to resume more traditional levels throughout the remainder of 2003.  The MIB Group Inc. has reported that life insurance applications in June 2003 increased 2.8% over June 2002.  While this one month increase is positive, it may not be indicative of a trend. We are confident we will hold our market share. Pricing of our services has become a significant factor in our competitive environment but we are confident that our field owned branch structure, and branch and automation efficiencies will allow us to continue reporting improved results for the remainder of 2003.

Revenues for the Diversified Business Unit (DBU) segment, totaled $8.6 million for the second quarter 2003.  The DBU consists of D&D Associates, which was acquired by the Company in the fourth quarter of 2002.  Consequently, there was no DBU revenue in the second quarter of 2002.

Cost of Operations:

The Company’s consolidated cost of operations for the second quarter of 2003 totaled $53.8 million compared to $47.0 million for the second quarter of  2002.  As a percentage of revenues, cost of operations decreased to 70.7% for the second quarter of 2003 compared to 71.3% for the second quarter of 2002.

Cost of operations for the HIBU segment totaled $48.3 million for the second quarter of 2003, compared to $47.0 for the second quarter of 2002, an increase of $1.3 million, and as percentage of revenues, totaled 71.5% for the second quarter of 2003, compared to 71.3% for the second quarter of 2002.

Within the HIBU segment, cost of operations for the Portamedic and Infolink businesses totaled $42.2 million for the second quarter of 2003, compared to $45.2 million for the second quarter of 2002.  This dollar decrease is due to lower revenue levels in the second quarter 2003. As a percentage of paramedical and Infolink revenue, cost of operations remained relatively flat totaling 71.8% and 71.6% for the second quarter of 2003, and 2002, respectively.

Cost of operations for Heritage Labs increased to $2.5 million for the second quarter of 2003, compared to $1.8 million for the second quarter of 2002.  The dollar increase is due to higher revenue levels in the second quarter of 2003.

Cost of operations for Medicals Direct, totaled $3.6 million for the second quarter of 2003, and as a percentage of Medicals Direct revenues totaled 71.6%.  There was no Medicals Direct cost of sales in the second quarter of 2002.

Cost of operations for the DBU segment, comprised of D&D Associates, totaled $5.5 million for the second quarter of 2003, and as a percentage of D&D revenues totaled 64.4%.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative (SG&A) expenses totaled $14.0 million for the second quarter of 2003, compared to $11.3 million for the second quarter of 2002, and as a percentage of revenues totaled 18.4% compared to 17.1%, respectively. SG&A for the HIBU segment, increased $1.3 million to $12.6 million for the second quarter of 2003, compared to $11.3 million for the second quarter 2002. As a percentage of revenues, SG&A totaled 18.6% compared to 17.1 % for the second quarter 2003, and second quarter 2002, respectively.  The increase is due to additional SG&A costs associated with Medicals Direct of approximately $0.8 million and additional costs of $0.5 million from the paramedical, Infolink and Heritage Labs businesses.  The areas of increased costs are employee benefits, insurance, and intangible asset amortization expense; these were partially offset by reduced incentive expense due to our shortfall in field objectives.

SG&A for the DBU totaled $1.4 million for the second quarter of 2003, and as a percentage of revenues, was 16.4%.  There were no DBU SG&A costs in the second quarter of 2002.

Operating income:

Accordingly, the Company’s consolidated operating income increased 37.8% to $8.4 million for the second quarter of 2003 from $6.1 million for the second quarter of 2002, and as a percentage of revenues, increased to 11.0% compared to 9.2%, respectively.

Operating income for the HIBU segment increased 10.7% to $6.7 million for the second quarter of 2003 from $6.1 million for the second quarter of 2002, and as a percentage of revenues, increased to 9.9% compared to 9.2%, respectively.

Operating income for the DBU segment was $1.6 million and as a percentage of revenues, was 19.1%.

Operating income was impacted in the second quarter 2002 by a pre-tax charge of $1.6 million ($1.0 million net of taxes) related to the Company’s write down of the carrying value of its investment in e-nable corporation.

Other:

Interest expense increased to $0.1 million for the second quarter of 2003, compared to $0.03 million for the second quarter of  2002. This increase is due to interest accruing on the deferred purchase price for the Heritage Labs acquisition in the second quarter of 2003, and interest on the financing of Medicals Direct accounts receivable.  Interest income for the second quarter of 2003 decreased to $.3 million from $.7 million for the second quarter of 2002 due to lower interest rates and lower levels of invested funds.  Other expense for the second quarter of 2003 and 2002 was $0.2 million.

The effective tax rate was 38% and 39% for the second quarter of 2003 and 2002, respectively. The rate is lower in 2003 due to the increased profitability of Heritage Labs, and the lower tax rate applied to the profits of Medicals Direct Group, which operates in the United Kingdom.

Net income for the second quarter of 2003 was $5.1 million or $.08 per diluted share versus $3.9 million or $.06 per diluted share for the second quarter of 2002.
Inflation did not have a significant effect on the Company’s operations in the second quarter of 2003.

Results of Operation –	Six months ended June 30, 2003 compared to six months ended June 30, 2002

Revenues:

Comparative Revenues are set forth below:

	SIX MONTHS ENDED JUNE 30

(in millions)	2003	2002

Portamedic	$107.6	$117.4
Infolink	10.4	9.7
Heritage Labs	7.3	5.4
Medicals Direct	8.3	—

Total HIBU segment	133.6	132.5
DBU segment	17.4	—

Total Revenues	$151.0	$132.5

Total consolidated revenues for 2003 increased 14% to $151.0 million for the six months ended June 30, 2003, compared to $132.5 million for the six months ended June 30, 2002.Revenues for the HIBU segment increased $1.2 million to $133.6 million for the six months ended June 30, 2003, compared to $132.5 million for the six months ended June 30, 2002.   Within this segment, revenue for the Portamedic business decreased  $9.8 million to $107.6 million for the six months ended June 30, 2003, compared to $117.4 million for the six months ended June 30, 2002, and revenue for the Infolink business increased 7% to $10.4 million for the six months ended June 30, 2003, compared to $9.7 million for the six months ended June 30, 2002.  The number of paramedical examinations performed decreased 10% from 1,559,000 for the six months ended June 30, 2002 to 1,400,000 for the six months ended June 30, 2003.  The decrease in the number of paramedical examinations performed is the result of reduced life insurance application activity in the six months ended June 30, 2003, compared to the six months ended June 30, 2002. The MIB Group, Inc., a provider of information and database management services, reported that life insurance applications were down 6.5% in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The decrease in the number of examinations was partially offset by an increase in the average revenue perexamination of approximately 3%. Management believes the percentage increase in the average revenue per examination is due to higher prices per examination based on selling value added services such as Portamedic Select and Portamedic F.A.S.T. The number of Infolink reports increased to 229,000 for the six months ended June 30, 2003, from 219,000 for the six months ended June 30, 2002. Management believes that the increase in the number of Infolink reports is due to increased volume from existing clients brought on by the Company’s Portamedic F.A.S.T. technology, which provides clients with a quicker turnaround for Attending Physician Statements (APS’s), and the Company’s acquisition in May 2003 of a high volume APS producer.

Also, within this segment, Heritage Labs revenue grew 35% for the six months ended June 30, 2003 to $7.3 million, from $5.4 million for the six months ended June 30, 2002.  The number of samples tested increased 44% to 336,000 samples for the six months ended June 30, 2003, from 234,000 samples for the six months ended June 30, 2002.  The Company believes that Heritage Labs’ growth is the result of aggressive competitive pricing, coupled with offering insurance companies the convenience of a one-stop shop for their health information needs. Offering combined laboratory and paramedical pricing and services is increasingly more common in this competitive landscape.  For the six months ended June 30, 2003, the average price per sample tested decreased to $13.25 compared to $14.33 for the six months ended June 30, 2002.

Additionally, the six months ended June 30, 2003, includes $8.3 million of revenue from the August 2002 acquisition of Medicals Direct Group. There was no Medicals Direct revenue in the six months ended June 30, 2002.

Our future revenue stream is dependent upon the life insurance industry and the number of new policies being written which require medical underwriting information. Management expects insurance application activity to resume to more traditional levels throughout the remainder of 2003.  The MIB Group Inc. has reported that life insurance applications in June 2003 increased 2.8% over June 2002.  While this one month increase is positive, it may not be indicative of a continuing trend. We are confident we will hold our market share. Pricing of our services has become a significant factor in our competitive environment but we are confident that our field owned branch structure, and branch and automation efficiencies will allow us to continue reporting improved results.

Revenues for the Diversified Business Unit (DBU) segment totaled $17.4 million for the second quarter 2003.  The DBU consists of D&D Associates, which was acquired by the Company in the fourth quarter of 2002.  Consequently, there was no DBU revenue in the second quarter of 2002.

Cost of Operations:

The Company’s consolidated cost of operations for the six months ended June 30, 2003 totaled $105.9 million compared to $92.9 million for the six months ended June 30, 2002.  As a percentage of revenues, cost of operations remained relatively flat at 70.2% for the six months ended June 30, 2003 compared to 70.1% for the six months ended June 30, 2002.

Cost of operations for the HIBU segment totaled $94.8 million for the six months ended June 30, 2003, compared to $92.9 for the six months ended June 30, 2002, an increase of $1.9 million, and as percentage of revenues, totaled 70.9% for the six months ended June 30, 2003, compared to 70.1% for the six months ended June 30, 2002.  Within the HIBU segment, cost of operations for the Portamedic and Infolink businesses totaled $84.1 million for the six months ended June 30, 2003, compared to $89.5 million for the six months ended June 30, 2002.  This dollar decrease is due to lower revenue levels for the six months ended June 30, 2003. As a percentage of paramedical and Infolink revenue, cost of operations totaled 71.3% and 70.4% for the six months ended June 30, 2003, and 2002, respectively.  As a percentage of revenues, the increase is due to lower revenue levels for the six months ended June 30, 2003, higher specimen collection kit prices, and an increase in specimen kit purchases during the first quarter of 2003.

Cost of operations for Heritage Labs increased to $4.8 million for the six months ended June 30, 2003, compared to $3.4 million for the six months ended June 30, 2002, and as a percentage of revenues totaled 65.5% for the six months ended June 30, 2003, compared to 63.1% for the six months ended June 30, 2002.  The dollar increase is due to higher revenue levels for the six months ended June 30, 2003.  As a percentage of revenue, the increase is due to aggressive pricing resulting from offering customers the convenience of a one-stop shop for their health information needs.

Cost of operations for Medicals Direct, totaled $5.9 million for the six months ended June 30, 2003, and as a percentage of Medicals Direct revenues totaled 70.0%.  There was no Medicals Direct cost of sales in the six months ended June 30, 2002.

Cost of operations for the DBU segment, comprised of D&D Associates, totaled $11.1 million for the six months ended June 30, 2003, and as a percentage of D&D revenues totaled 64.3%.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative (SG&A) expenses totaled $28.9 million for the six months ended June 30, 2003, compared to $22.5 million for the six months ended June 30, 2002, and as a percentage of revenues totaled 19.2% compared to 17.0% respectively.

SG&A for the HIBU segment, increased $3.7 million to $26.2 million for the six months ended June 30, 2003, compared to $22.5 million for the six months ended June 30, 2002.  As a percentage of revenues, SG&A totaled 19.6% compared to 17.0% for the six months ended June 30, 2003, and six months ended June 30, 2002, respectively.  The increase is due to additional SG&A costs associated with Medicals Direct of approximately $1.5 million and additional costs of $2.2 million from the paramedical, Infolink and Heritage Labs businesses.  The areas of increased costs are employee benefits, insurance, intangible asset amortization expense, national meeting costs, and Directors’ stock awards, and was offset by reduced incentive expense due to our shortfall in field objectives.

Operating income:

Accordingly, the Company’s consolidated operating income increased 4.8% to $16.2 million for the six months ended June 30, 2003 from $15.4 million for the six months ended June 30, 2002, and as a percentage of revenues, decreased to 10.7% compared to 11.6%, respectively.

Operating income for the HIBU segment decreased 17.7% to $12.7 million for the six months ended June 30, 2003 from $15.4 million for the six months ended June 30, 2002, and as a percentage of revenues, decreased to 9.5% compared to 11.6%, respectively.

Operating income for the DBU segment was $3.5 million and as a percentage of revenues, was 20.0%.

Operating income was impacted in the second quarter 2002 by a pre-tax charge of $1.6 million ($1.0 million net of taxes) related to the Company’s write down of the carrying value of its investment in e-nable corporation.

Other:

Interest expense increased to $0.2 million for the six months ended June 30, 2003, compared to $0.06 million for the six months ended June 30, 2002. This increase is due to interest accruing on the deferred purchase price for the Heritage Labs acquisition in the second quarter of 2003, and interest on the financing of Medicals Direct accounts receivable.  Interest income for the six months ended June 30, 2003 decreased to $0.5 million from $1.3 million for the six months ended June 30, 2002 due to lower interest rates and lower levels of invested funds.  Other expense for the six months ended June 30, 2003 and 2002 was $0.5 million and $0.4 million respectively.

The effective tax rate was 38% and 39% for the six months ended June 30, 2003 and 2002, respectively. The rate is lower in 2003 due to the increased profitability of Heritage Labs, and the lower tax rate applied to the profits of Medicals Direct Group, which operates in the U.K.

Net income for the six months ended June 30, 2003 was $9.8 million or $.15 per diluted share versus $9.7 million or $.14 per diluted share for the six months ended June 30, 2002.

Inflation did not have a significant effect on the Company’s operations in the second quarter of 2003.

Liquidity and Financial Resources

The Company’s primary sources of cash are internally generated funds, cash equivalents, marketable securities and the Company’s credit facility.

Net cash provided by operating activities for the six months ended June 30, 2003 was $12.2 million as compared to $8.0 million for the six months ended June 30, 2002. The significant sources were net income of $9.8 million, $3.2 million of depreciation and amortization, a decrease of $1.6 million in other current assets, an increase in accounts payable and accrued expenses of $2.0 million, and were offset by an increase in accounts receivable of $4.3 million.  The increase in accounts receivable at June 30, 2003 compared to December 31, 2002, is due to anticipated strong collections at December 31, 2002.  This is a seasonal ocurrence and accounts receivable balances are now at more normal levels.  The Medicals Direct Group accounts receivable increased $1.3 million due to increased revenue, and from acquisitions completed in the second quarter 2003. Days sales outstanding, measured on a rolling 90 day basis,  was 40.7 days at June 30, 2002, compared to 40.0 days at June 30, 2003, and 36.1 at December 31, 2002.

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

On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $25 million per year. For the six months ended June 30, 2003  the Company purchased 89,800 shares at a total cost of $0.4 million.

As of June 30, 2003, the Company has $3.0 million outstanding against its term loan, and in March 2003, Heritage Labs repaid its oustanding bank note in the amount of $0.4 million.

Our current ratio as of June 30, 2003 was 3.4 to 1 compared to 3.7 to 1  December 31, 2002. Also, inflation has not had, nor is it expected to have, a material impact on our consolidated financial results. We have no material commitments for capital expenditures.

Quarterly dividends paid in February and May 2003 were $.0125 per share, and totaled $1.6 million. At its July 31, 2003 board meeting, the Company declared a quarterly dividend of $.0125 per share.

Management believes that the combination of current cash, cash equivalents, marketable securities and available borrowings under our senior credit facility, along with anticipated cash flows from operations, will provide sufficient capital resources to satisfy both our short-term and foreseeable long-term needs.

On June 20, 2002, the Company, (and subsequently its three principal competitors), was notified by the California Department of Health Services (DHS) that it was in violation of the California Business and Professions Code with respect to the drawing of blood by phlebotomists on a mobile basis.  The Company disagreed with the DHS’s interpretation of the law, retained legal counsel, and began working with its three competitors to develop a reasonable interpretation of the law and a plan that will allow the industry to continue using phlebotomists to draw blood.  The paramedical companies retained a lobbyist and  legislation was introduced, which if enacted into law, would exempt the Company and its competitors from being licensed by the DHS as a clinical laboratory.  The legislation has passed the California Assembly and is now before the Senate.  The Company continues to service it customers in the State of California without interruption.

On July 11, 2003, the Company received a determination from the Internal Revenue Service that one individual the Company contracted with as an independent contractor, should have been classified as an employee in 2002.  This ruling also applies to any other individuals engaged by the Company under similar circumstances.  The ruling also states that the Company may not be subject to adverse consequences as the Company may be entitled to relief under applicable tax laws (Section 530 of the Revenue Act of 1978).  The Company and its advisors are continuing to review this determination. Management believes that the Company qualifies for relief under Section 530 and, therefore, that the ultimate outcome of this matter will not have a material effect on the Company’s consolidated financial position, results of operations and liquidity.

Critical Accounting Policies

There were no changes to the Company’s critical accounting policies during the three and six months ended June 30, 2003.  Such policies are described in the Company’s 2002 Annual Report on Form 10-K.

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

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (SFAS 146”), Accounting for Costs associated with Exit or Disposal Activities.”  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  The Company adopted SFAS 146 effective January 1, 2003, and the adoption had no effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. Adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2003, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133.  The statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This statement requires that an issuer classify a financial instrument that is within its scope as a liability.  The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003.  As of June 30, 2003, management believes that SFAS No. 150 will have no significant effect on the Company’s consolidated financial statements.

In May 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  The provisions are effective for revenue arrangements entered into in reporting periods beginning after June 15, 2003.  As of June 30, 2003, management believes that Issue No. 00-21 will have no significant effect on the Company’s consolidated financial statements.

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

Loss of key management - Our continued success is materially dependent upon our key management team. With the exception of the Company’s President and Chief Executive Officer, James M. McNamee, none of the Company’s officers and employees has an employment agreement. If we lose one or more of our executive officers, an inability to successfully recruit and retain additional highly skilled and experienced management, or to successfully train and promote existing personnel to serve in a managerial capacity, could substantially harm our business.

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

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of June 30, 2003.

(in thousands)	2003	2004	2005	2006	2007	2008 & thereafter	Total	Estimated Fair Value

Fixed Rate Investments	$5,746	$5,817	$4,404	$1,955	$0	$1,925	$19,847	$20,436
Average Interest Rates	0.92%	4.27%	4.32%	4.94%	0.00%	4.13%	3.36%

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

PART II - Other Information

Item 4: Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders on May 20, 2003, the shareholders elected Quentin J. Kennedy and John E. Nolan to serve as directors until the 2006 Annual Meeting, ratified the selection of KPMG LLP to serve as the Company’s independent auditors for 2003 and approved the 2004 Employee Stock Purchase Plan.

The chart below names each director nominated for election by the shareholders at the 2003 Annual Meeting, the number of votes cast for, against or withheld and the number of broker nonvotes with respect to each such person:

	Votes Cast
			Broker Withheld
Nominee	For	Against		Nonvotes	Abstained

Quentin J. Kennedy	52,964,815	—	6,718,478	0	0
John E. Nolan	45,628,670	—	14,054,623	0	0

The name of each director whose term of office as a director continued after the annual meeting is as follows:

James M. McNamee
Kenneth R. Rossano
G. Earle Wight
Benjamin A. Currier
Elaine L. Rigolosi

With respect to the ratification of KPMG LLP as independent auditors, the number of votes cast was 40,484,996 For, 19,129,433  Against, 68,364 Abstained and 0 Broker Nonvotes.

With respect to the approval of the 2004 Employee Stock Purchase Plan, the number of votes cast was 55,915,973 For, 2,233,803 Against, 1,533,517 Abstained and 0 Broker Nonvotes.

Item 5: Other Information

Employment Agreement for James M. McNamee:
Effective May 23, 2003, the Company entered into an employment agreement with James M. McNamee, the Company’s President and Chief Executive Officer.  For contract specifics, please see the attached exhibit 10.1 included in this filing.

Item 6 – Exhibits and Reports on Form 8-K

     (a)     Exhibits

Exhibit No.	Description of Exhibit

10.1	Employment Agreement dated May 23, 2003, by and between Hooper Holmes, Inc. and James M. McNamee.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

     (b)     Reports on Form 8-K

(i)	A report on Form 8-K, filed April 30, 2003, regarding a press release issued on April 24, 2003, announcing the Company’s financial results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hooper Holmes, Inc.

Dated:  August 14, 2003

BY:	/s/ JAMES M. MCNAMEE

James M. McNamee Chairman, President and Chief Executive Officer

BY:	/s/ FRED LASH

Fred Lash Senior Vice President Chief Financial Officer & Treasurer