Form 10-Q
period 2003-09-30
HOOPER HOLMES INC
filed 2003-11-14
CIK 741815

FORM 10Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003

Commission File No. 1-9972

Hooper Holmes, Inc.

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	22-1659359 (I.R.S. Employer Identification Number)

170 Mt. Airy Rd., Basking Ridge, NJ (Address of principal executive office)	07920 (Zip Code)

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

Yes      X           No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2).

Yes      X           No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 30, 2003
Common stock, $.04 par value	64,790,723

HOOPER HOLMES, INC. AND SUBSIDIARIES

Hooper Holmes, Inc.

Consolidated Balance Sheets

(Unaudited)

	09/30/2003	12/31/2002
ASSETS
Current Assets:
Cash and cash equivalents	$19,812,363	$23,298,151
Marketable securities	20,358,260	22,761,101
Accounts receivable, net	33,806,924	27,809,521
Other current assets	8,288,106	6,823,818

Total current assets	82,265,653	80,692,591
Property, plant and equipment:
Land and land improvements	627,672	627,672
Building	4,883,162	4,882,663
Furniture, fixtures and equipment	26,247,599	24,446,393
Leasehold improvements	934,554	663,419

Total property, plant and equipment	32,692,987	30,620,147
Less: Accumulated depreciation and amortization	23,245,873	21,924,363

Property, plant and equipment, net	9,447,114	8,695,784
Goodwill	129,947,543	117,075,544
Intangible assets, net	29,366,213	28,474,439
Other assets	814,423	1,291,172

Total assets	$251,840,946	$236,229,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,000,000	$172,776
Accounts payable	10,884,661	10,436,388
Accrued expenses:
Insurance benefits	165,082	484,748
Salaries, wages and fees	1,713,949	1,816,791
Payroll and other taxes	563,656	449,093
Income taxes payable	2,097,467	2,703,713
Other	8,520,120	5,853,132

Total current liabilities	24,944,935	21,916,641

Long term debt, less current maturities	2,039,240	3,313,983
Other long term liabilities	4,554,160	806,195
Deferred income taxes	3,279,489	3,483,114
Minority interest	336,166	902,650

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 67,499,074 in 2003 and 2002	2,699,963	2,699,963
Additional paid-in capital	127,667,970	128,079,363
Accumulated other comprehensive income	203,722	160,873
Retained earnings	106,644,558	96,009,551

	237,216,213	226,949,750
Less: Treasury stock at cost (2,708,351 and 2,754,151 shares)	20,529,257	21,142,803

Total stockholders’ equity	216,686,956	205,806,947

Total liabilities and stockholders’ equity	$251,840,946	$236,229,530

See accompanying notes to unaudited consolidated financial statements.

Hooper Holmes, Inc.

Consolidated Statements Of Income

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues	$73,552,193	$59,590,822	$224,572,477	$192,095,778
Cost of operations	52,940,372	43,726,569	158,878,551	136,661,840

Gross profit	20,611,820	15,864,253	65,693,926	55,433,938
Selling, general and administrative expenses	15,009,860	11,063,205	43,935,436	33,588,254
Loss on investment	0	5,120,000	0	6,750,000

Operating income (loss)	5,601,961	(318,952)	21,758,490	15,095,684
Other income (expense):
Interest expense	(94,716)	(28,312)	(270,233)	(85,826)
Interest income	110,877	653,334	582,835	1,926,226
Other (expense) income, net	(161,502)	(124,600)	(675,304)	(552,928)

	(145,341)	500,422	(362,702)	1,287,472

Income before income taxes	5,456,620	181,470	21,395,788	16,383,156
Income taxes	2,143,451	46,000	8,329,697	6,514,000

Net income	$3,313,169	$135,470	$13,066,091	$9,869,156

Earnings per share:
Basic	$0.05	$0.00	$0.20	$0.15
Diluted	$0.05	$0.00	$0.20	$0.15

Weighted average number of shares:
Basic	64,788,893	64,834,518	64,763,320	64,990,448
Diluted	66,917,196	66,820,460	66,611,408	67,544,152

See accompanying notes to unaudited consolidated financial statements.

2

Hooper Holmes, Inc.

Consolidated Statements Of Cash Flows

(unaudited)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$13,066,091	$9,869,156
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,029,642	3,685,097
Loss on investment	0	6,750,000
Provision for bad debt expense	135,000	225,000
Deferred taxes	(204,392)	255,030
Net realized gain on marketable securities available for sale	(126,122)	(33,008)
Issuance of stock awards	164,100	0
(Gain) loss on sale of fixed assets	(24,106)	17,502
Change in assets and liabilities:
Accounts receivable	(5,689,293)	1,284,249
Other current assets	435,791	(3,064,133)
Accounts payable and accrued expenses	4,748,691	(5,080,308)

Net cash provided by operating activities	17,535,402	13,908,585

Cash flows from investing activities:
Purchases of marketable securities	(24,667,321)	(28,824,724)
Redemptions of marketable securities	27,111,488	26,265,222
Business acquisitions, net of cash acquired	(17,980,258)	(12,066,652)
Investment in e-nable.com	0	(1,531,250)
Capital expenditures	(2,525,678)	(1,405,519)

Net cash used in investing activities	(18,061,769)	(17,562,923)

Cash flows from financing activities:
Principal payments on long term debt	(447,519)	(81,447)
Proceeds from employee stock purchase plan	0	551,821
Proceeds related to the exercise of stock options	352,301	1,752,812
Treasury stock acquired	(418,248)	(7,546,572)
Dividends paid	(2,431,083)	(1,948,673)

Net cash used in financing activities	(2,944,549)	(7,272,059)

Effect of exchange rate changes on cash	(14,872)	0

Net decrease in cash and cash equivalents	(3,485,788)	(10,926,397)
Cash and cash equivalents at beginning of year	23,298,151	52,571,616

Cash and cash equivalents at end of period	$19,812,363	$41,645,219

Supplemental disclosure of non-cash investing activity
Change in net unrealized gain on marketable secutiries available for sale	$(139,012)	$34,944
Supplemental disclosure of cash flow information
Cash paid during the quarter for:
Interest	$152,802	$258,554
Income taxes	$8,875,059	$7,176,685

See accompanying notes to unaudited consolidated financial statements.

3

HOOPER HOLMES, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2003

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

The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Note 2:    Earnings Per Share

“Basic” earnings per share equals net income divided by weighted average common shares outstanding during the period. “Diluted” earnings per share equals net income divided by the sum of weighted average common shares outstanding during the period plus dilutive common stock equivalents. Common stock equivalents (2,128,303 and 1,985,942 for the three months ended and 1,848,088 and 2,553,704 for the nine months ended September 30, 2003 and 2002, respectively) are shares assumed to be issued if outstanding stock options were exercised.

Options to purchase 1,889,300 and 3,993,750 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2003 and 2002, respectively, and 3,711,988 and 2,331,643 shares for the nine months ended September 30, 2003 and 2002, respectively, because their exercise prices exceeded the average market price of outstanding common shares for the period and were therefore antidilutive.

Note 3:    Stock-Based Compensation

At September 30, 2003, the Company had stock-based employee compensation plans. The Company accounts for those plans using the intrinsic value-based method of accounting under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to stock-based employee compensation:

	Three Months Ended September 30		Nine Months Ended September 30
(thousands of dollars, except per share data)	2003	2002	2003	2002
Net income, as reported	$3,313	$136	$13,066	$9,869
Add: Stock based employee compensation expense included in reported net income, net of related tax effect	0	0	100	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,315	879	2,890	2,380

Pro forma net income (loss)	$1,998	$(743)	$10,276	$7,489

Earnings (loss) per share:
Basic, as reported	$.05	$.00	$.20	$.15
Basic, pro forma	$.04	$(.01)	$.17	$.12
Diluted, as reported	$.05	$.00	$.20	$.15
Diluted, pro forma	$.04	$(.01)	$.16	$.11

The fair value of each stock option granted during the quarter and nine months ended September 30, 2003 and September 30, 2002 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions. There were no stock option grants during the quarter ending September 30, 2003.

	Three Months Ended		Nine Months Ended
	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002
Expected Life	—	8.31	9.92	8.31
Expected Volatility	—	48.04%	47.79%	48.04%
Expected Dividend Yield	—	0.57%	0.63%	0.57%
Risk-free Interest Rate	—	1.75%	1.75%	1.75%
Weighted Average Fair Value	—	$3.01	$3.11	$3.01

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

Note 4:    Comprehensive Income

Comprehensive income consists of net income, unrealized gains and losses on marketable securities classified as available-for-sale, and foreign currency translation.

	Three Month Period Ended		Nine Month Period Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net Income	$3,313,169	$135,470	$13,066,091	$9,869,156
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period	(69,701)	134,655	(7,863)	53,974
Less: reclassification adjustment for (gains) losses included in net income	57,712	(55,015)	(76,934)	(33,008)

Net unrealized gain (loss) on securities	(11,989)	79,640	(84,797)	20,966

Foreign currency translation	66,979	407	127,646	407

Total comprehensive income	$3,368,159	$215,517	$13,108,940	$9,890,529

Note 5:    Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for sale securities by major security type and class of security at September 30, 2003 and December 31, 2002, were as follows:

	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Estimated Fair Value
At September 30, 2003
Bank certificates of deposit	$295,000	$ 80	$ (118)	$294,962
Government agencies	3,247,367	16,104	(713)	3,262,758
Government bonds & notes	3,615,986	16,815	(0)	3,632,801
Corporate debt securities	13,119,530	77,074	(28,865)	13,167,739

Total	$20,277,883	$110,073	$(29,696)	$20,358,260

At December 31, 2002
Bank certificates of deposit	$590,000	$ 0	$ 0	$590,000
Government agencies	3,295,847	12,082	0	3,307,929
Government bonds & notes	5,080,240	35,244	0	5,115,484
Corporate debt securities	13,575,625	173,021	(958)	13,747,688

Total	$22,541,712	$220,347	$ (958)	$22,761,101

Maturities of debt securities classified as available-for-sale were as follows at September 30, 2003 (maturities of mortgage-backed securities and collateralized mortgage obligations have been presented based upon estimated cash flows, assuming no change in the current interest rate environment):

	Amortized Cost	Fair Value
Due within one year	$8,115,917	$8,163,142
Due after one year through five years	10,311,261	10,351,466
Due after five years through ten	1,850,705	1,843,652

	$20,277,883	$20,358,260

Proceeds from the sale of investment securities available-for-sale were $27,111,488 and $26,265,222 in the nine months ended September 30, 2003 and 2002, respectively. Gross realized gains included in income in the nine months ended September 30, 2003 and 2002 were $144,343 and $74,953 respectively, and gross realized losses included in income in the nine months ended September 30, 2003 and 2002 were $18,221 and $41,945, respectively.

Note 6:    Capital Stock

The net tax benefit derived from the exercise of stock options was $ 0.1 million and $2.2 million for the nine months ended September 30, 2003 and 2002, respectively. Options exercised for the nine months ended September 30, 2003 and September 30, 2002, totaled 105,600 shares and 936,300 shares, respectively, all of which were issued from Treasury Stock.

On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $25 million. For the nine months ended September 30, 2003 and September 30, 2002, the Company purchased 89,800 and 1,193,800 shares at a total cost of approximately $0.4 and $7.5 million, respectively.

Note 7:    Goodwill and Intangible Assets

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, are as follows:

	HIBU	DBU	Total
Balance as of December 31, 2002	$98,449,094	$18,626,450	$117,075,544

Acquisition	$12,808,704	41,163	12,849,867
Foreign currency translation adjustment	22,132	—	22,132

Balance as of September 30, 2003	$111,279,930	$18,667,613	$129,947,543

The aggregate amortization expense for intangible assets for the nine months ended September 30, 2003, and 2002, was approximately $3,155,000 and $2,068,000, respectively. The estimated intangible amortization expense for the fiscal years ending December 31, 2003 to December 31, 2007 is $4,472,000, $4,358,000, $3,729,000, $3,279,000 and $2,010,000, respectively.

All intangible assets are being amortized over their estimated useful lives, as indicated below. Intangible assets consist of:

(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance

At September 30, 2003
Non-Competition agreements	4.7	$9,488	$(6,353)	$3,135
Referral base	12.4	28,555	(6,429)	22,126
Contractor network	7.2	6,120	(4,329)	1,791
Trademarks and tradenames	18.6	2,559	(245)	2,314

		$46,722	$(17,356)	$29,366

At December 31, 2002
Non-Competition agreements	4.9	$8,405	$(5,327)	$3,078
Referral base	13.4	25,594	(4,784)	20,810
Contractor network	7.3	6,120	(3,955)	2,165
Trademarks and tradenames	19.0	2,559	(138)	2,421

		$42,678	$(14,204)	$28,474

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

The Company is aware of allegations that an independent examiner, who billed work through an independent contractor, which in turn billed work through the Company, assaulted certain insurance applicants whom were examined. The examiner did not work for the Company nor was the Company aware that the examiner was performing insurance examinations. The Company has agreed to reimburse one of its insurance company clients, which it billed for examinations performed by this examiner, for certain legal, consulting and other costs incurred by the client, which has been accrued during the quarter ended September 30, 2003. The Company and the client have also agreed upon an apportionment of any liability that may stem from examinations performed by the independent examiner. To date, the Company is not aware of any claims arising from the conduct of the independent examiner. The Company expects that the outcome of this matter will not have a material effect on the Company’s consolidated financial position, or liquidity. However, it could have an impact on the financial results of any one reporting period.

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

Effective May 23, 2003, the Company entered into an employment agreement with James M. McNamee, the Company’s President and Chief Executive Officer. The employment agreement was filed as exhibit 10.1 to Form 10Q for the quarter ended June 30, 2003.

Note 10:    Acquisitions and Dispositions

For the nine months ended September 30, 2003, the Company acquired specific assets and liabilities of eight health information services companies, and purchased the 45% minority interest in Heritage Labs, that it did not previously own, to bring its ownership interest to 100%. The aggregate purchase price of these acquisitions, including acquisition costs, was approximately $18.0 million. These acquisitions resulted in a total purchase price in excess of net assets acquired of $12.8 million, identifiable tangible assets of $2.0 million, identifiable intangible assets of $3.0 million, non-competition agreements of approximately $1.1 million and liabilities of $0.9 million. Identifiable intangible assets are being amortized on a straight line basis over a period of 9 years and non-competition agreements are being amortized on a straight line basis over a weighted average useful life of 4.0 years. In accordance with SFAS No. 142, which the Company adopted on January 1, 2002, goodwill is no longer amortized. The 2003 acquisitions are not material to the consolidated financial statements individually or in the aggregate and therefore do not require pro forma information.

Note 11:    Operating Segments

Effective January 1, 2003, the Company has two reportable operating segments: the Health Information Business Unit (HIBU) and the Diversified Business Unit (DBU). HIBU includes our core health information operations: Portamedic, Infolink, Heritage Labs and Medicals Direct. It provides a full range of paramedical services to the life insurance industry in the U.S. and the United Kingdom. The DBU operating segment, which consists of D&D Associates, acquired in the fourth quarter of 2002, provides Independent Medical Examinations (IME) case-management services primarily for property and casualty insurers and claims reviewers.

The segments’ accounting policies are the same as those described in the summary of significant accounting policies discussed in the Company’s 2002 annual report on Form 10-K except that interest expense and non-operating income and expenses are not allocated to the individual operating segment when determining segment profit or loss.

A summary of segment information as of and for the three and nine month periods ended September 30, 2003 is presented below (in thousands).

	As of and for the Three Months Ended September 30, 2003			As of and for the nine Months Ended September 30, 2003
	HIBU	DBU	Total	HIBU	DBU	Total
Revenue	$65,202	$8,350	$73,552	$198,863	$25,709	$224,572
Operating Income	$3,966	$1,636	$5,602	$16,651	$5,107	$21,758
Total Assets	$233,342	$18,499	$251,841	$233,342	$18,499	$251,841

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

In April 2003, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. The statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The provisions are effective for revenue arrangements entered into in reporting periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company’s consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operation - Three months ended September 30, 2003 compared to three months ended September 30, 2002

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

HIBU consists of the Company’s Portamedic, Infolink and Heritage Labs divisions and the August 2002 acquisition of the Medicals Direct Group. It provides paramedical, laboratory, Attending Physician Statement, inspection report and underwriting services used to underwrite life, health and disability insurance. DBU consists of D&D Associates, acquired in the fourth quarter of 2002, which provides outsourced claims management services to automobile and workers’ compensation insurance carriers.

Revenues:

Comparative Revenues are set forth below:

(in millions)	QUARTER ENDED SEPTEMBER 30
	2003	2002
Portamedic	$49.8	$51.2
Infolink	5.5	4.8
Heritage Labs	3.8	2.7
Medicals Direct	6.1	0.9

Total HIBU segment	65.2	59.6
DBU segment	8.4	—

Total Revenues	$73.6	$59.6

Total consolidated revenues for 2003 increased 23% to $73.6 million for the third quarter of 2003, compared to $59.6 million for third quarter of 2002.

Revenues for the HIBU segment increased $5.6 million to $65.2 million for the third quarter 2003, compared to $59.6 million for the third quarter 2002. Within this segment, revenue for the Portamedic business decreased $1.4 million to $49.8 million for the third quarter of 2003, compared to $51.2 million for the third quarter of 2002, and revenue for the Infolink business increased 16% to $5.5 million for the third quarter of 2003, compared to $4.8 million for the third quarter of 2002. The number of paramedical examinations performed decreased 3% from 681,000 to 662,000. The decrease in the number of paramedical examinations performed is the result of reduced life insurance application activity in the third quarter of 2003, compared to the third quarter of 2002. The MIB Group, Inc., a provider of information and database management services, reported that life insurance applications were down 2.1% in the third quarter of 2003 compared to the third quarter of 2002. The decrease in the number of examinations was partially offset by an increase in the average revenue per examination of approximately 0.2%. The number of Infolink reports increased to 122,000 for the third quarter of 2003, from 104,000 for the third quarter 2002. Management believes that the increase in the number of Infolink reports is due to increased volume from existing clients brought on by the Company’s Portamedic F.A.S.T. technology, which provides clients with a quicker turnaround for Attending Physician Statements (APS’s), and the Company’s acquisition in May 2003 of a high volume APS producer.

Also, within this segment, Heritage Labs revenue grew 41% for the third quarter 2003 to $3.8 million, from $2.7 million for the third quarter 2002. The number of samples tested increased 54% to 190,000 samples for the third quarter 2003, from 123,000 samples for the third quarter 2002. The Company believes that Heritage Labs’ growth is the result of securing business through aggressive competitive pricing, coupled with offering insurance companies the convenience of a one-stop shop for their health information needs. Offering combined laboratory and paramedical pricing and services is increasingly more common in this competitive landscape.

Revenue for the Medicals Direct Group increased to $6.1 million in the third quarter of 2003, compared to $0.9 million for the third quarter of 2002. The increase is due to revenue generated by Medicals Direct, whose results of operations are included since its acquisition in late August 2002, and organic growth, coupled with the acquisitions of two complimentary service providers.

Our future revenue stream is dependent upon the life insurance industry and the number of new policies being written which require medical underwriting information. Management is unsure if insurance application activity will resume to more traditional levels throughout the remainder of 2003. The MIB Group Inc. has reported that life insurance applications in September 2003 increased 1.9% over September 2002. While this one month increase is positive, however it may not be indicative of a trend. Pricing of our services has become a significant factor but we are confident that we will hold our market share and that our field owned branch structure, and branch and automation efficiencies will allow us to continue to face this challenging competitive environment.

Revenues for the Diversified Business Unit (DBU) segment, totaled $8.4 million for the third quarter 2003. The DBU consists of D&D Associates, which was acquired by the Company in the fourth quarter of 2002. Consequently, there was no DBU revenue in the third quarter of 2002.

Cost of Operations:

The Company’s consolidated cost of operations for the third quarter of 2003 totaled $52.9 million compared to $43.7 million for the third quarter of 2002. As a percentage of revenues, cost of operations decreased to 72.0% for the third quarter of 2003 compared to 73.4% for the third quarter of 2002.

Cost of operations for the HIBU segment totaled $47.7 million for the third quarter of 2003, compared to $43.7 for the third quarter of 2002, an increase of $4.0 million, and as a percentage of revenues, improved to 73.1% for the third quarter of 2003, compared to 73.4% for the third quarter of 2002.

Within the HIBU segment, cost of operations for the Portamedic and Infolink businesses totaled $40.7 million for the third quarter of 2003, compared to $41.4 million for the third quarter of 2002. This dollar decrease is due to lower revenue levels in the third quarter 2003. As a percentage of paramedical and Infolink revenue, cost of operations decreased slightly to 73.5% from 73.9% for the third quarter of 2003, and 2002, respectively.

Cost of operations for Heritage Labs increased to $2.4 million for the third quarter of 2003, compared to $1.8 million for the third quarter of 2002. The dollar increase is due to higher revenue levels in the third quarter of 2003.

Cost of operations for Medicals Direct, totaled $4.6 million for the third quarter of 2003, compared to $0.5 million for the third quarter of 2002. Medicals Direct was acquired in the later part of the third quarter of 2002.

Cost of operations for the DBU segment, comprised of D&D Associates, totaled $5.2 million for the third quarter of 2003, and as a percentage of D&D revenues totaled 63.0%.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative (SG&A) expenses totaled $15.0 million for the third quarter of 2003, compared to $11.1 million for the third quarter of 2002, and as a percentage of revenues totaled 20.4% compared to 18.6%, respectively.

SG&A for the HIBU segment, increased $2.5 million to $13.6 million for the third quarter of 2003, compared to $11.1 million for the third quarter 2002. As a percentage of revenues, SG&A totaled 20.8% compared to 18.6 % for the third quarter 2003, and third quarter 2002, respectively. The increase is due to additional SG&A costs associated with Medicals Direct of approximately $0.6 million and additional costs of $1.9 million from the paramedical, Infolink and Heritage Labs businesses. The areas of increased costs are employee benefits, insurance, legal, intangible asset amortization expense, and the write down of an acquired asset related to a 2000 acquisition. These increases were partially offset by reduced incentive compensation expense due to our shortfall in field objectives.

SG&A for the DBU totaled $1.4 million for the third quarter of 2003, and as a percentage of revenues, was 17.4%. There were no DBU SG&A costs in the third quarter of 2002.

Operating income:

Accordingly, the Company’s consolidated operating income increased to $5.6 million for the third quarter of 2003 from an operating loss of $(0.3) million for the third quarter of 2002, and as a percentage of revenues, increased to 7.6% compared to (0.5)%, respectively.

Operating income for the HIBU segment increased to $4.0 million for the third quarter of 2003 from $-0.3 million for the third quarter of 2002, and as a percentage of revenues, increased to 6.0% compared to (1.0)%, respectively.

Operating income for the DBU segment was $1.6 million and as a percentage of revenues, was 19.6%.

Operating income was impacted in the third quarter 2002 by a pre-tax charge of $5.1 million ($3.1 million net of taxes) related to the Company’s write down of the carrying value of its investment in e-Nable Corporation.

Other:

Interest expense increased to $0.1 million for the third quarter of 2003, compared to $0.03 million for the third quarter of 2002. This increase is due to interest on the financing of Medicals Direct accounts receivable. Interest income for the third quarter of 2003 decreased to $0.1 million from $0.7 million for the third quarter of 2002 due to lower interest rates and lower levels of invested funds. Other expense for the third quarter of 2003 was $0.2 million compared to $0.1 million for the third quarter of 2002.

The effective tax rate was 39% and 40% for the third quarter of 2003 and 2002, respectively. The rate is lower in 2003 due to the increased profitability of Heritage Labs and the lower tax rate applied to the profits of Medicals Direct Group, which operates in the United Kingdom.

Net income for the third quarter of 2003 was $3.3 million or $.05 per diluted share versus $0.1 million or $.00 per diluted share for the third quarter of 2002.

Inflation did not have a significant effect on the Company’s operations in the third quarter of 2003.

Results of Operation –	Nine months ended September 30, 2003 compared to
nine months ended September 30, 2002

Revenues:

Comparative Revenues are set forth below:

(in millions)	NINE MONTHS ENDED SEPTEMBER 30
	2003	2002
Portamedic	$157.5	$168.6
Infolink	15.9	14.5
Heritage Labs	11.1	8.1
Medicals Direct	14.4	0.9

Total HIBU segment	198.9	192.1
DBU segment	25.7	—

Total Revenues	$224.6	$192.1

Total consolidated revenues for 2003 increased 17% to $224.6 million for the nine months ended September 30, 2003, compared to $192.1 million for the nine months ended September 30, 2002. Revenues for the HIBU segment increased $6.8 million to $198.9 million for the nine months ended September 30, 2003, compared to $192.1 million for the nine months ended September 30, 2002. Within this segment, revenue for the Portamedic business decreased $11.1 million to $157.5 million for the nine months ended September 30, 2003, compared to $168.6 million for the nine months ended September 30, 2002, and revenue for the Infolink business increased 10% to $15.9 million for the nine months ended September 30, 2003, compared to $14.5 million for the nine months ended September 30, 2002. The number of paramedical examinations performed decreased 8% from 2,240,000 for the nine months ended September 30, 2002 to 2,061,000 for the nine months ended September 30, 2003. The decrease in the number of paramedical examinations performed is the result of reduced life insurance application activity in the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. The MIB Group, Inc., a provider of information and database management services, reported that life insurance applications were down 5.1% in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The decrease in the number of examinations was partially offset by an increase in the average revenue per examination of approximately 2%. Management believes the percentage increase in the average revenue per examination is due to higher prices per examination based on selling value added services such as Portamedic Select and Portamedic F.A.S.T. The number of Infolink reports increased to 351,000 for the nine months ended September 30, 2003, from 323,000 for the nine months ended September 30, 2002. Management believes that the increase in the number of Infolink reports is due to increased volume from existing clients brought on by the Company’s Portamedic F.A.S.T. technology, which provides clients with a quicker turnaround for Attending Physician Statements (APS’s), and the Company’s acquisition in May 2003 of a high volume APS producer.

Also, within this segment, Heritage Labs revenue grew 37% for the nine months ended September 30, 2003 to $11.1 million, from $8.1 million for the nine months ended September 30, 2002. The number of samples tested increased 47% to 526,000 samples for the nine months ended September 30, 2003, from 357,000 samples for the nine months ended September 30, 2002. The Company believes that Heritage Labs’ growth is the result of aggressive competitive pricing, coupled with offering insurance companies the convenience of a one-stop shop for their health information needs. Offering combined laboratory and paramedical pricing and services is increasingly more common in this competitive landscape. For the nine months ended September 30, 2003, the average price per sample tested decreased to $13.05 compared to $14.14 for the nine months ended September 30, 2002.

Revenue for the Medicals Direct Group increased to $14.4 million for the nine months ended September 30, 2003, compared to $0.9 million for the nine months ended September 30, 2002. The increase is due to revenue generated by Medicals Direct, whose results of operations are included since its acquisition in late August 2002, and organic growth, coupled with the acquisitions of two complimentary service providers.

Our future revenue stream is dependent upon the life insurance industry and the number of new policies being written which require medical underwriting information. Management expects insurance application activity to resume to more traditional levels throughout the remainder of 2003. The MIB Group Inc. has reported that life insurance applications in September 2003 increased 1.9% over September 2002. While this one month increase is positive, however it may not be indicative of a continuing trend. Pricing of our services has become a significant factor but we are confident that we sold our market share and that our field owned branch structure, and branch and automation efficiencies will allow us to continue to face this challenging competitive environment.

Revenues for the Diversified Business Unit (DBU) segment totaled $25.7 million for the nine months ended September 30, 2003. The DBU consists of D&D Associates, which was acquired by the Company in the fourth quarter of 2002. Consequently, there was no DBU revenue in the nine months ended September 30, 2002.

Cost of Operations:

The Company’s consolidated cost of operations for the nine months ended September 30, 2003 totaled $158.9 million compared to $136.7 million for the nine months ended September 30, 2002. As a percentage of revenues, cost of operations decreased to 70.8% for the nine months ended September 30, 2003 compared to 71.1% for the nine months ended September 30, 2002.

Cost of operations for the HIBU segment totaled $142.5 million for the nine months ended September 30, 2003, compared to $136.7 for the nine months ended September 30, 2002, an increase of $1.9 million, and as percentage of revenues, totaled 71.6% for the nine months ended September 30, 2003, compared to 71.1% for the nine months ended September 30, 2002. Within the HIBU segment, cost of operations for the Portamedic and Infolink businesses totaled $124.8 million for the nine months ended September 30, 2003, compared to $130.9 million for the nine months ended September 30, 2002. This dollar decrease is due to lower revenue levels for the nine months ended September 30, 2003.

As a percentage of paramedical and Infolink revenue, cost of operations totaled 72.0% and 71.5% for the nine months ended September 30, 2003, and 2002, respectively. As a percentage of revenues, the increase is due to lower revenue levels for the nine months ended September 30, 2003, higher specimen collection kit prices, and an increase in branch operating expenses.

Cost of operations for Heritage Labs increased to $7.2 million for the nine months ended September 30, 2003, compared to $5.2 million for the nine months ended September 30, 2002, and as a percentage of revenues totaled 64.8% for the nine months ended September 30, 2003, compared to 64.5% for the nine months ended September 30, 2002. The dollar increase is due to higher revenue levels for the nine months ended September 30, 2003. As a percentage of revenue, the increase is due to aggressive pricing resulting from offering customers the convenience of a one-stop shop for their health information needs.

Cost of operations for Medicals Direct, totaled $10.5 million for the nine months ended September 30, 2003, and as a percentage of Medicals Direct revenues totaled 72.5%. Cost of operations for the nine months ended September 30, 2002 was $0.6 million. Medicals Direct was acquired in the later part of the third quarter of 2002.

Cost of operations for the DBU segment, comprised of D&D Associates, totaled $16.4 million for the nine months ended September 30, 2003, and as a percentage of D&D revenues totaled 63.9%.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative (SG&A) expenses totaled $43.9 million for the nine months ended September 30, 2003, compared to $33.6 million for the nine months ended September 30, 2002, and as a percentage of revenues totaled 19.6% compared to 17.5% respectively.

SG&A for the HIBU segment, increased $6.2 million to $39.8 million for the nine months ended September 30, 2003, compared to $33.6 million for the nine months ended September 30, 2002. As a percentage of revenues, SG&A totaled 20.0% compared to 17.5% for the nine months ended September 30, 2003, and nine months ended September 30, 2002, respectively. The increase is due to additional SG&A costs associated with Medicals Direct of approximately $2.1 million and additional costs of $4.1 million from the paramedical, Infolink and Heritage Labs businesses. The areas of increased costs are employee benefits, insurance, intangible asset amortization expense, national meeting costs, Directors’ stock awards, the write down of an acquired investment related to a 2000 acquisition, and were offset by reduced incentive compensation expense due to our shortfall in field objectives.

SG&A for the DBU, comprised of D&D Associates, totaled $4.2 million for the nine months ended September 30, 2003. There were no DBU SG&A costs in the nine months ended September 30, 2002.

Operating income:

Accordingly, the Company’s consolidated operating income increased 44.1% to $21.8 million for the nine months ended September 30, 2003 from $15.1 million for the nine months ended September 30, 2002, and as a percentage of revenues, increased to 9.7% compared to 7.9%, respectively.

Operating income for the HIBU segment increased 10.3% to $16.7 million for the nine months ended September 30, 2003 from $15.1 million for the nine months ended September 30, 2002, and as a percentage of revenues, increased to 8.4% compared to 7.9%, respectively.

Operating income for the DBU segment was $5.1 million and as a percentage of revenues, was 19.9%.

Operating income was impacted during the nine months ended September 30, 2002 by a pre-tax charge of $6.8 million ($4.1 million net of taxes) related to the Company’s write down of the carrying value of its investment in e-Nable Corporation.

Other:

Interest expense increased to $0.3 million for the nine months ended September 30, 2003, compared to $0.09 million for the nine months ended September 30, 2002. This increase is due to interest accruing on the deferred purchase price for the Heritage Labs acquisition in the third quarter of 2003, and interest on the financing of Medicals Direct accounts receivable. Interest income for the nine months ended September 30, 2003 decreased to $0.6 million from $1.9 million for the nine months ended September 30, 2002 due to lower interest rates and lower levels of invested funds. Other expense for the nine months ended September 30, 2003 and 2002 was $0.7 million and $0.6 million respectively.

The effective tax rate was 38% and 40% for the nine months ended September 30, 2003 and 2002, respectively. The rate is lower in 2003 due to the increased profitability of Heritage Labs, and the lower tax rate applied to the profits of Medicals Direct Group, which operates in the U.K.

Net income for the nine months ended September 30, 2003 was $13.1 million or $.20 per diluted share versus $9.9 million or $.15 per diluted share for the nine months ended September 30, 2002.

Inflation did not have a significant effect on the Company’s operations in the nine months ended September 30, 2003.

Liquidity and Financial Resources

The Company’s primary sources of cash are internally generated funds, cash equivalents, marketable securities and the Company’s credit facility.

Net cash provided by operating activities for the nine months ended September 30, 2003 was $17.5 million as compared to $13.9 million for the nine months ended September 30, 2002. The significant sources were net income of $13.1 million, $5.0 million of depreciation and amortization, a decrease of $0.4 million in other assets, an increase in accounts payable and accrued expenses of $4.7 million, and were offset by an increase in accounts receivable of $5.7 million. The increase in accounts receivable at September 30, 2003 compared to December 31, 2002, is the result of strong collections at December 31, 2002. Also, certain customers have recently indicated they will be paying within Hooper’s net 30 day terms, due to the consolidation of payment processing centers and the limitation of resources to process payment. Previously, these customers were paying in approximately 14-21 days. The Medicals Direct Group accounts receivable increased $1.1 million due to increased revenue, and from acquisitions completed in the second quarter

2003. Days sales outstanding, measured on a rolling 90 day basis, was 43.6 days at September 30, 2003, compared to 40.7 days at June 30, 2003, and 32.1 days at December 31, 2002.

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

On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $25 million per year. For the nine months ended September 30, 2003, the Company purchased 89,800 shares at a total cost of $0.4 million.

As of September 30, 2003, the Company has $3.0 million outstanding against its term loan, and in March 2003, Heritage Labs repaid its outstanding bank note in the amount of $0.4 million.

Our current ratio as of September 30, 2003 was 3.3 to 1 compared to 3.7 to 1 at December 31, 2002. Also, inflation has not had, nor is it expected to have, a material impact on our consolidated financial results. We have no material commitments for capital expenditures.

Quarterly dividends paid in February, May and August 2003 were $.0125 per share, and totaled $2.4 million. At its October 27, 2003 board meeting, the Company declared a quarterly dividend of $.0125 per share.

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

The Company is aware of allegations that an independent examiner, who billed work through an independent contractor, which in turn billed work through the Company, assaulted certain insurance applicants whom were examined. The examiner did not work for the Company nor was the Company aware that the examiner was performing insurance examinations. The Company has agreed to reimburse one of its insurance company clients, which it billed for examinations performed by this examiner, for certain legal, consulting and other costs incurred by the client, which has been accrued during the quarter ended September 30, 2003. The Company and the client have also agreed upon an apportionment of any liability that may stem from examinations performed by the independent examiner. To date, the Company is not aware of any claims arising from the conduct of the independent examiner. The Company expects that the outcome of this matter will not have a material effect on the Company’s consolidated financial position, or liquidity. However, it could have an impact on the financial results of any one reporting period.

Critical Accounting Policies

There were no changes to the Company’s critical accounting policies during the three and nine months ended September 30, 2003. Such policies are described in the Company’s 2002 Annual Report on Form 10-K.

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

In April 2003, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. The statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The provisions are effective for revenue arrangements entered into in reporting periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company’s consolidated financial statements.

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

Loss of key management—Our continued success is materially dependent upon our key management team. With the exception of the Company’s President and Chief Executive Officer, James M. McNamee, none of the Company’s officers and employees has an employment agreement. If we lose one or more of our executive officers, an inability to successfully recruit and retain additional highly skilled and experienced management, or to successfully train and promote existing personnel to serve in a managerial capacity, could substantially harm our business.

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

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of September 30, 2003.

	2003	2004	2005	2006	2007	2008 & thereafter	Total	Estimated Fair Value
(in thousands)
Fixed Rate Investments	$3,446	$6,111	$4,895	$2,741	$60	$2,564	$19,817	$20,358
Average Interest Rates	1.00%	2.58%	1.24%	1.73%	1.73%	2.10%	1.79%

Item 4.    Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part II – Other Information

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

(i)	A report on Form 8-K, filed July 30, 2003, regarding a press release issued on July 28, 2003, announcing the Company’s financial results for the quarter and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hooper Holmes, Inc.

Dated: November 14, 2003

BY:	/s/ JAMES M. MCNAMEE

James M. McNamee Chairman, President and Chief Executive Officer

BY:	/s/ FRED LASH

Fred Lash Senior Vice President Chief Financial Officer & Treasurer