Form 10-K
period 2003-12-31
HOOPER HOLMES INC
filed 2004-03-15
CIK 741815

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003.

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

As of February 13, 2004, there were 64,886,823 shares of Common Stock outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on the closing price of these shares on February 13, 2004 on the American Stock Exchange, was $381,367,538 based on 61,018,806 shares. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

Certain information contained in the Company’s 2003 Annual Report to Shareholders and its Proxy Statement in connection with its 2004 Annual Meeting of Shareholders is incorporated by reference into Parts I, II and III of this Form 10-K.

HOOPER HOLMES, INC. — FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

FORM 10K

PART 1

ITEM 1.	Business

General

Hooper Holmes (the Company) is one of the nation’s leading providers of outsourced risk assessment services to the life and health insurance industry and medical evaluation and claims management services to the automobile insurance industry and the workers’ compensation industry. Our services include arranging and providing mobile paramedical and medical examinations, independent medical examinations, personal health interviews, record collection and laboratory testing which help life insurance companies evaluate the risks associated with underwriting insurance policies and property and casualty insurers evaluate physical injuries. We serve our customers through our network of approximately 10,000 field personnel, including 8,540 registered nurses, licensed practical nurses, physicians, phlebotomists and medical and EKG technicians, of which approximately 1,140 are employees and over 8,000 are active independent contractors. Hooper Holmes has a total employee count of 2,800. We operate through approximately 217 branch offices and 62 contractor affiliate offices located in 50 states, the United Kingdom (U.K.), Guam and Puerto Rico. We have over 700 life insurance company customers, and most of the top 100 in the United States.

Growth Strategy

Our growth strategy is to further enhance our industry leadership position through the vertical integration of value added services, and through the expansion of our core competencies into adjacent core businesses and markets. We will pursue this strategy by:

Providing a complete one-stop source for risk assessment services. With the reorganization of the Company in late 2002 into two distinct business units, we are able to focus on clearly defined segments of the markets we serve. The Health Information Business Unit (HIBU) provides a one-source order and delivery system of services to fully underwrite an application for life, health and disability insurance customers. These insurance company customers are better able to meet their cost containment and cycle time objectives by outsourcing their requirements to a single supplier such as Hooper Holmes. Our entry into the United Kingdom insurance market in August 2002, and the success of our U.K. subsidiary Medicals Direct Group validates the U.K. market as well. The Diversified Business Unit (DBU) provides high quality, cost efficient outsourced claims management services to automobile and workers’ compensation insurance carriers, helping them increase internal productivity and profit. The DBU provides independent medical examinations and related claim management services primarily to automobile (no-fault) insurers, workers’ compensation carriers, and third-party administrators. By providing high quality, timely, and cost efficient services, we help our customers improve productivity and reduce costs.

Expanding core competencies. The DBU provides independent medical examinations (IME’s) and related claim services throughout most of the United States for customers located primarily in the Metropolitan New York/Tri-State Region. We are expanding our national panel of physicians by way of targeted geographical recruitment and through acquisition. The expansion strategy should enable the DBU to develop one the most comprehensive panels of IME specialists in the industry. In addition, the DBU plans to leverage Portamedic’s long-standing relationships with most national insurance carriers.

Bundling of complementary services. A growing number of life insurance customers are contracting for services through corporate procurement departments. We believe that these purchasing agents are more inclined to contract with full service companies such as Hooper Holmes that provide complete underwriting products, including: examinations, laboratory analysis, attending physician statements, personal history interviews, and tele-underwriting. These services are often priced as bundled services, offering the customer cost efficiencies.

Continuing to pursue strategic acquisitions and marketing agreements. The DBU intends to continue pursuing strategic initiatives that complement existing services and leverage our existing capabilities. The DBU will continue to pursue strategic acquisitions that will provide geographic and market diversification. The IME industry is highly fragmented and is dominated by local and regional firms that provide services to specific market segments. The DBU closed two acquisitions in 2003: one was a Pennsylvania based IME company servicing New Jersey and Pennsylvania, and the other was a Buffalo, NY based provider of IME’s for both the automobile no-fault and workers’ compensation markets. These acquisitions put the DBU squarely into the workers’ compensation (WC) market. WC is a state-mandated insurance program that requires employers to fund medical expenses and other costs resulting from work-related injuries and illnesses. With healthcare costs increasing and employers’ desire to keep costs to a minimum, it is management’s opinion that the demand for outsourced claims management- including IME’s- is increasing. We plan to continue to expand into additional states through acquisitions in the DBU. The Company’s Chief Marketing Officer is focused on adding and expanding strategic alliances and other agreements. Part of our strategy over the last several years included the acquisition of attractive smaller regional paramedical companies. These opportunities will not be aggressively pursued in the future.

Continuing our commitment to technological initiatives and the promotion and implementation of industry standards. Over 3,700 underwriters and field producers registered for Portamedic F.A.S.T., making it the most popular on-line document management retrieval system in the industry. Our e-forms library is now host to 39,000 electronic forms, serves 500 customers, and assures the use of the most current and proper state specific application forms. We have been very active in supporting the initiatives led by the Association for Cooperative Operation in Research and Development (ACORD), whose purpose is to establish electronic message standards for the life and health insurance industries. A Hooper Holmes employee is a co-chair of the ACORD Working Group Subcommittee on Underwriting Requirements. During the 2003 ACORD National Convention, Hooper Holmes was the recipient of the prestigious Early Adopter and Business Integration Awards. The Early Adopter Award recognized Hooper Holmes for completing the ACORD Certification process for four transactions using ACORD’s TXLife transaction specification. The Business Integration Award recognized Hooper Holmes for completing a client implementation that documented project management and operational efficiencies and cost reductions. We intend to invest in the latest technologies to further enhance our operating efficiencies and to provide more Internet-based services to our customers.

DBU management has observed that insurers are increasingly moving toward a paperless environment and want to be able to determine the status of an order in real time. From electronic ordering, to an automated tracking system, to imaging and automated data transfer, our IT integration team is developing comprehensive solutions that may result in national agreements with new and current customers.

Leveraging our national branch network. Our national branch network provides us with broad geographical coverage capable of providing local service for insurance companies, agents and brokers across the entire United States. This company-owned national branch network positions us to become the preferred provider of health information services in an industry otherwise comprised primarily of contractor and affiliate-owned competitors. We believe that our branch network and technological infrastructure enables us to significantly increase the volume of our services with only a marginal increase in our branch operating costs.

Expanding our Business Process Outsourcing Services. As carriers continue to consolidate and demutualize in the increasingly competitive insurance environment, we believe that business process outsourcing (BPO) will be the fastest growing supplier-side segment of the financial services and insurance industries. Hooper Holmes is expanding its technology-based call center solutions to meet these customer challenges. We are developing point-of-sale tele-interviewing and underwriting requirements management services to reduce policy issue time and new business acquisition costs. We are also developing outsourced underwriting and policy administration services that will decrease policy maintenance costs, and shift costs from a fixed to a variable model. Our newly built Infolink Center has been equipped with the latest call center telephony and workforce management tools to complement our experienced and customer-focused BPO management team.

Services

Health Information Business Unit (HIBU)

Portamedic — Paramedical and Medical Examinations

We perform paramedical and medical examinations of insurance policy applicants under the Portamedic trade name and provide the results to insurance companies, agents and non-traditional insurance marketers primarily in connection with the issuance of life insurance policies. We are the leading paramedical and medical examination company in the U.S., having performed approximately 2.7 million exams for the year ended December 31, 2003 compared to approximately 2.9 million exams performed for the year ended December 31, 2002.

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

In 2003, the market for life insurance applications declined. The Medical Information Bureau Group, Inc. (MIB), a provider of information and database management services, reported a 4.1% decline in insurance applications in 2003. With business declining and insurance companies trying to offset the loss in investment income with an increased focus on costs, paramedical pricing has come under increased pressure. To combat this pressure, Portamedic has focused on providing more efficient and faster service. For the life insurance industry, the speed of issuing cases is of paramount importance. Portamedic is constantly offering methodologies to secure underwriting information in a faster manner. The first step in doing this is F.A.S.T. (Fax and Scan Today). This service indexes and images underwriting documents for immediate retrieval on our web site or through a securely encrypted File Transfer Protocol (FTP) site. Using the combined simplicity of fax processing with the latest in document management technology, clients now have the ability to case manage the workflow of pending applications and access imaged documents from a single, convenient source.

Images delivered through F.A.S.T. are password protected, making them available only to authorized personnel as designated by client companies. Password protection makes F.A.S.T. documents simultaneously available to authorized agents, brokers and home office employees.

Because almost all of our examiners are nurses and other medically trained professionals, we are able to provide our customers with a full range of paramedical and medical examinations. In addition, examiners perform ancillary services including helping applicants understand and complete forms, and obtaining consent signatures. We also have dedicated customer service employees in Chicago, who help complete applications based on telephone interviews with applicants, and additional customer service employees located in service centers in Minneapolis, MN; Dallas, TX; Kansas City, KS; Santa Ana, CA; and Basking Ridge, NJ who provide general customer service support. Each insurance company has separate guidelines for determining whether an examination is required and the type of services required. The age of the applicant and the amount of life insurance applied for are the primary determinants. A policy application of a thirty-five year old male for a $100,000 policy may only require a blood draw and an exam while an applicant that is sixty years old seeking a $500,000 policy may need to submit to a medical exam by a physician, and urine, blood and stress EKG tests. For most clients, the medical underwriting requirements increase as the age of the applicant increases and the amount of insurance applied for increases. Our computer system contains more than 2,000 of these matrixes for various insurance companies. Also, our system tracks required examination forms, and our new Online Forms Library makes every state form of every client in our library available to be printed from our branch system.

Infolink Services Group — Personal Health Interviews and Medical Record Collection

Under the Infolink name, we offer personal health interviews and medical record collection, including attending physician statements, to our customers. Infolink reports are completed through highly automated, centrally located offices. In 2003, we provided approximately 474,000 Infolink reports, up from 438,000 reports in 2002. We invested heavily into our new Kansas City based Infolink center in both technology and personnel. This new center resulted from the consolidation of five offices into one (Louisville, Austin, Philadelphia, Chicago APS and Chicago Teledex). At the Center we now have employee groups handling telephone inspections (gathering information about an applicant’s financial and employment history), Attending Physician Statements (APS) (securing copies of medical records from physicians) and Teledex (gathering medical information on the phone from applicants.) The consolidation enables us to move staff from one group to another as the work volumes change in each group. This state-of-the-art call center has the capability to record each telephone conversation, store them for two years and speed up the underwriting process. For example, if we complete a Teledex interview and we learn of a heath history problem, we can immediately order an APS, saving between 3-10 days for an insurance company.

Because we have voice print capacity, electrical generators, uninterrupted power sources, and the computer capacity, insurance companies look to outsource their call centers to Infolink. In 2003, a large life insurance company utilized us for all its new business, and we expect success in enlisting other insurance companies for these services. Infolink reports can be ordered electronically, by fax or by phone. Approximately 125 full-time employees prepare all of the Infolink reports ordered by our customers from the new Kansas City call center. These employees interview the applicant, his or her employer, and his or her business and personal associates. The report is then electronically transmitted or faxed to the insurance underwriter at his request. Our information systems allow us to tailor reports for each client’s needs and reduce paperwork and turnaround time for our clients. We strive to deliver our Infolink reports back to the insurance company within two to three days from the time of request.

In addition, life insurance companies may also require an APS. In such cases, either a branch office or our central attending physician statement offices in Kansas City and San Jose will contact the applicant’s physician, clinic or hospital to request medical records, send a written request with payment and follow-up to confirm delivery of the information.

We believe there is a large potential to increase this business by devoting increased resources and the Company will focus on this in 2004. In 2003, we appointed a senior manager with over 25 years experience with the Company to head this operation. We reviewed every facet of this operation and revamped it in 2003 to organize it centrally, upgrade it technologically, and link it more directly with our other services. Another benefit of consolidating the centers is the ease for prospective customers to see all of our operations. If a customer is interested in lab services, they may visit Heritage Labs in Kansas City. While there, we can quickly show them our capability in inspections, Teledex and APS’s.

Heritage Labs

In December 1998, we acquired a 55% interest in Heritage Labs, a laboratory which provides testing services primarily for the life insurance industry. We bought out the remaining 45% ownership in 2003. Heritage Labs processes specimens for our customers and third-party health information service providers. This acquisition has enabled us to internalize the laboratory testing process and to offer our life insurance customers a one-stop source for their health information service needs. Combined with our existing automation, we believe Heritage Labs allows us to provide a seamless service of processing, gathering and testing of health information for our life insurance customers.

Insurance companies and public health entities determine which laboratory will process the samples collected from their respective applicants. In 2003, we increased our customer list to over 327 companies. The number of samples tested in 2003 was approximately 724,000 compared to approximately 490,000 in 2002, an increase of 48%.

Portamedic Select™

Portamedic Select is another example of speeding up the underwriting process with all paramedical examination information coming to our lab in Kansas City. The examination form is imaged and sent to the Special Services Customer Service Center. The images are reviewed to make sure all required information is present. The images are then electronically matched with the applications and the entire package is sent electronically to the insurance company. We averaged about 6,000 units per month in 2003.

Diversified Business Unit (DBU)

The Diversified Business Unit (DBU) was formed after the acquisition of D&D Associates (DD) on October 31, 2002. Medimax (MX) and Allegiance Health (AH) became part of the DBU in October 2003 and January 2004 respectively. DD is a leading provider of independent medical examinations and peer reviews to the automobile no-fault insurance market in New York; AH is a leading provider of IME’s for workers’ compensation in NY; and MX provides IME’s for workers’ compensation and no-fault customers in most states across the country, primarily in Pennsylvania and New Jersey.

Collectively, our physician panel includes more than 2,400 physicians in 46 states, primarily in the northern region of the United States. Mostly board certified, the physician panel provides accurate, professional and impartial medical evaluations for most of the largest automobile and workers’ compensation insurers in New York. Our success is attributable to a rigid quality control process, a comprehensive review for credentialing and qualifying physicians, and fast turnaround time. By providing service that meets or exceeds our customers’ expectations and maintaining our commitment to “Keeping the Independence in I.M.E.”, we expect to be able to continue to increase our market share with existing customers and by adding new customers.

The DBU markets IME and related claim management services primarily to four insurance related market segments: 1) automobile no-fault (12 states have a no-fault system of auto insurance including New York, Pennsylvania, and New Jersey); 2) workers’ compensation; 3) disability; and 4) general liability.

Claim management services generally include: 1) independent medical exam - an objective opinion regarding the nature, origin, treatment, and causal relationship of an injury to determine if the claimant requires further treatment and/or to determine what expenses are eligible for payment or reimbursement; 2) peer review - an analysis of a prior treatment performed by a doctor in the same specialty to determine the appropriateness and necessity of the treatment; 3) radiology review - a review of imaging studies such as x-rays and MRI’s to confirm previous readings and interpretations of diagnostic studies; and 4) functional capacity evaluations - an extensive set of tests done by a licensed therapist designed to assess the ability to perform specific job tasks and activities of daily living.

These services require strict compliance to protocols that includes coordinating the insurance company’s claim review requirements with qualified, independent doctors. We review and proofread all orders and records, schedule required services, and contact claimants to coordinate medical visits and exams. Multiple quality assurance checkpoints allow us to monitor the progress through completion. These checkpoints insure that a finished report has been done as quickly as possible and is free of errors and omissions. Timeliness is critically important because under many state laws, insurers generally have a limited number of days to pay, partially pay, or deny a claim.

Our Network

We believe our network of branch offices and contract affiliate offices is the most extensive in our industry. We can provide an examination of any applicant in any location in the United States.

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

We have 62 independent contract affiliate offices. Contract affiliates perform many of the same functions as our branch offices, but are independently owned and operated. Our contract affiliates provide Portamedic services in assigned geographical areas throughout the United States and receive orders directly from our customers. Each contract affiliate is responsible for compensating, training, hiring and supervising all of its personnel and must meet the same quality assurance standards as our branches, including necessary credentialing of its examiners. Our contract affiliates use a version of our system software that allows them to process customer billing information and obtain examination status reports.

Our Automation Systems

Our technology group is working on enhancements to our current IT infrastructure and applications by strengthening our imaging capabilities in our two major processes — Internet processing and Fax and Scan Today (F.A.S.T.).

Internet Processing

We have utilized Internet processing to help insurance companies, Alternative Distribution Channel (ADC) clients, and brokers to order their exams faster and anytime of the day or night. Customers can inquire as to the status of their cases 24/7 and they appreciate the ease and convenience of doing this. Our Internet orders increased from 446,000 in 2002 to 596,000 in 2003 during a downturn in the life insurance industry.

Our next step will be to utilize the Internet to both distribute orders and receive status directly to and from our examiners. Currently, we fax an order to an examiner and the examiner calls in status every day to the branch office. The branch then enters the status into our system. During 2004 we expect that examiners with access to the Internet will enter the status directly into our system. Additionally, after examiners receive an order, they can download the correct form to use from e-forms (our electronic library of forms) and download the application or Teledex information if either needs to be signed. This will again speed up the underwriting process and will save clerical costs at our branch level.

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

Portamedic has also become ACORD certified as both a sender and a receiver of the TXLife XML standards which are emerging as life insurance industry standards. As working members of the ACORD’s Standards Group, we are assisting the industry in setting standards for communication of electronic transactions.

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

Examiner Qualification Program

We hire and contract with properly trained, experienced examiners. In addition, we have developed a database of over 1,000 credentialed physicians who are approved to perform medical examinations for our customers.

During 2003, we tightened security precautions on all examiners. We complete criminal background checks on all of our examiners. Additionally, we conduct background checks on all examiners working for our contractor affiliates. We have always verified physicians’ licenses, but now we are doing criminal background checks on all physicians as well. We recognize that it is important for us to do as much as possible to insure that each examiner conducts himself in a professional manner.

Sales and Marketing

In 2003, Hooper Holmes formed a Corporate Marketing Group. Under the direction of the Chief Marketing Officer, the Group is responsible for defining, pricing, and implementing new products and services; identifying and pursuing strategic alliances; and managing corporate advertising. The direct supervision of our sales executives was reorganized to effect a renewed sales approach. Our thirteen sales executives are working more closely with insurance companies to illustrate the benefit of using our company for all their underwriting services. Our four ADC sales executives are coordinating their efforts with the appropriate insurance company sales executives to show the benefits of working with Portamedic Select, the Infolink Call Center and Heritage Labs. By offering all services on an outsourced basis, we believe we can help insurance companies process their work faster and be more cost effective.

At the local level, branch managers, and in certain offices, additional marketing personnel, market our services directly to local insurance agents and managers, who have the authority to select examination providers from the list approved by insurance companies’ home offices. These local marketing efforts highlight the quality of our examiners and the speed and accuracy of our services, including the ability of each branch to quickly ascertain the status of each service request through our automated branch management information system.

The DBU markets IME and related claim management services through fourteen full-time sales managers who solicit potential customers for new business opportunities and attempt to increase market share from existing customers. Their responsibilities include: 1) developing and maintaining customer contact via telephone, mail, and e-mail; 2) attending industry related conventions and conferences; 3) making face-to-face sales presentations to new and existing customers; and 4) completing assigned sales training education. Our sales executives and operations managers have developed many close relationships with industry professionals throughout the years, leading to referrals and additional business. In addition, the DBU is a member of and/or participates in various industry associations and trade groups and also participates in national, regional, and local industry trade shows and conferences.

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

There are over 100 registered IME vendors in New York State alone, but many provide services to only a few customers in a specific market segment. Management believes the DBU may be the leading provider of IME’s in our current primary geographic market of New York, New Jersey, and Pennsylvania. Our principle competitors include local and national companies- Concentra, MES, Countrywide, and MMS.

Service Marks and Trademarks

We have registered several service marks, including “Portamedic®,” “Healthdex®,” “Teledex®,” “Infolink®” and the Hooper Holmes logo with the United States Patent and Trademark Office. Our rights to these marks will continue as long as we comply with the usage, renewal filing and other legal requirements relating to the renewal of service marks.

Personnel

We employ approximately 1,400 full-time and 1,170 part-time employees, including approximately 1,140 examiners, none of whom is represented by a collective bargaining agreement. We also contract with approximately 7,400 medically trained examiners, and utilize the services of 62 contract affiliates. We hire and contract with properly trained, experienced and, when required, licensed or certified examiners. Our ability to recruit skilled personnel is essential to our continued growth and success. Management attributes our success in recruiting skilled personnel in our health information services business to the flexible work schedules and varied work assignments we offer our examiners. Management believes that these factors will enable us to continue to attract and retain qualified personnel.

Government Regulation

Certain aspects of our business are regulated by the states in which we operate and, to a lesser extent, by the federal government. In addition to licensing and certification requirements for our examiners, we are subject to regulations governing various aspects of our services, including the drawing of blood, needle disposal and specimen handling. Certain aspects of our business and that of our Heritage Labs, Allegiance Health, Medimax and D&D Associates subsidiaries may be subject to certain provisions of the Health Insurance Portability and Accountability Act (“HIPAA”) relating to the privacy of protected health information. The Food and Drug Administration governs certain aspects of the business of Heritage Labs, including the manufacturing of specimen collection kits. Management is not aware of any pending federal or state environmental laws or regulations that would have a material adverse effect upon our business or competitive position or that would require material capital expenditures on our part to effect compliance.

On June 20, 2002, the Company, and subsequently its three principal competitors, were notified by the California Department of Health Services (DHS) that they were in violation of the California Business and Professions Code, with respect to the drawing of blood by phlebotomists on a mobile basis. The Company disagreed with the Department’s interpretation of the law, retained legal counsel and worked with the Department to develop a reasonable interpretation of the law and a plan that allowed the Company to continue using phlebotomists to draw blood. The paramedical industry, working with a lobbyist, was successful in enacting legislation exempting the paramedical industry from licensure by the DHS. The Governor signed the bill into law in February 2004. The Company continues to service its customers in the State of California without interruption.

Insurance and Legal Proceedings

Claims made against us arising in the course of providing health information services have not resulted in any material liability to date. We carry liability insurance in coverage amounts that we believe is customary in our business. There can be no assurance, however, that such coverage will be sufficient to cover claims made against us, that adequate insurance coverage will continue to be available to us, or that insurance coverage will be available on favorable terms. Our insurance coverage includes claims-made medical professional liability insurance with a $50,000 self insured retention per claim, claims-made non-medical professional liability insurance, a property insurance policy, a general liability policy and an umbrella insurance policy.

In the past, some state agencies have claimed that we improperly classified our examiners as independent contractors for purposes of state unemployment tax laws and that we were therefore liable for arrears of taxes, or for penalties for failure to comply with their interpretation of the laws. We received an adverse determination in the State of California, and as a result, converted our independent contractors to employees. Other similar state claims are also pending. There can be no assurance that we will prevail in these cases, or that we will not be subject to similar claims in other states in the future.

Web Availability

We make available free of charge on or through our web-site, www.hooperholmes.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K and all amendments to these reports as soon as reasonably practical after such reports are filed with the SEC.

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

The common equity and related shareholder information presented under the caption “Quarterly Common Stock Price Range and Dividends” and “Investor Information — Common Stock Information” is incorporated by reference from the Company’s 2003 Annual Report to Shareholders which is Exhibit 13 to this report. As of February 13, 2004, there were 1,089 shareholders of record.

ITEM 6.	Selected Financial Data

The financial data included under the caption “Selected Financial Data” contained in the Company’s 2003 Annual Report to Shareholders which is Exhibit 13 to this report is incorporated by reference herein.

ITEM 7.	Management Discussion and Analysis of Financial Condition and Results of Operations

The discussion included under the caption “Management’s Discussion and Analysis” contained in the Company’s 2003 Annual Report to Shareholders which is Exhibit 13 to this report is incorporated by reference herein.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

The discussion included under the caption “Management’s Discussion and Analysis” contained in the Company’s 2003 Annual Report to Shareholders which is Exhibit 13 to this report is incorporated by reference herein.

ITEM 8.	Financial Statements and Supplementary Data

Financial statements and supplementary data are included in the Company’s 2003 Annual Report to Shareholders which is Exhibit 13 to this report and are incorporated by reference herein.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.	Controls and Procedures

As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation or that would likely materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Information contained under the captions “Nominees for Directors,” “Directors Continuing in Office,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2004 is incorporated herein by reference.

ITEM 11.	Executive Compensation

Information contained under the captions “Compensation of Executive Officers,” “Compensation of Directors,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “Equity Compensation Plan Information,” “Report of the Executive Compensation Committee” and “Employment Contracts and Change-in-Control Arrangements” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2004 is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information contained under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25,2004 is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions

Information contained under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2004 is incorporated herein by reference.

ITEM 14.	Principal Accountants Fees and Services

The information appearing under the caption “Ratification of Selection of Auditors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2004, is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)	The following financial statements and independent auditors’ report are included in the Registrant’s 2003 Annual Report to Shareholders.

	Independent Auditors’ Report		19
	Consolidated Balance Sheets — December 31, 2003 and 2002		25
	Consolidated Statements of Income — Years ended December 31, 2003, 2002 and 2001		26
	Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2003, 2002 and 2001		27
	Consolidated Statements of Cash Flows — Years ended December 31, 2003, 2002 and 2001		28
	Notes to Consolidated Financial Statements		29

(2)	Independent Auditor’s Report on Financial Statement Schedule

	Financial Statement Schedule
	Schedule II – Valuation of Qualifying Accounts

	Schedules other than those listed above are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(3)	Exhibits included herein

(b)	Report on Form 8-K filed October 17, 2003 reporting the issuance of a press release providing updated third quarter earnings guidance for the quarter ended September 30, 2003.

	Report on Form 8-K filed October 30, 2003 reporting the issuance of a press release announcing the Company’s financial results for the quarter and nine months ended September 30, 2003.

(c)	EXHIBIT

	3.1	Restated Certificate of Incorporation of Hooper Holmes, Inc., as amended (1)

	3.2	Certificate of Amendment of the Certificate of Incorporation of Hooper Holmes, Inc. (2)

	3.3	Bylaws of Hooper Holmes, Inc., as amended (3)

	4.1	Rights Agreement between Hooper Holmes, Inc. and First City Transfer Company (4)

	4.2	Amendment to Rights Agreement (5)

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(3)	Incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(4)	Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 10-K for the fiscal year ended December 31, 2000.

(5)	Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 10-K for the fiscal year ended December 31, 2002.

10.1	Employment Agreement by and between Hooper Holmes, Inc., and James M. McNamee (6)

10.2	Form of Indemnification Agreement (7)

10.3	Hooper Holmes, Inc. 1992 Stock Option Plan as amended (8)

10.4	Employee Stock Purchase Plan (1993) of Hooper Holmes, Inc., as amended (9)

10.5	Hooper Holmes, Inc. 1994 Stock Option Plan (10)

10.6	Amended and Restated Revolving Credit and Term Loan Agreement between Hooper Holmes, Inc. and First Union National Bank and Fleet Bank, N.A. (11)

10.7	CEO Stock Option Agreement (12)

10.8	1997 Stock Option Plan (13)

10.9	1997 Director Option Plan (14)

10.10	Employee Retention Agreement by and between Hooper Holmes, Inc. and Executive Officers of Hooper Holmes, Inc. (15)

10.11	1999 Stock Option Plan (16)

10.12	2002 Stock Option Plan (17)

10.13	Amendment to Amended and Restated Credit Agreement (Second) Between Hooper Holmes, Inc. and Wachovia Bank, National Association, Fleet National Bank and Brown Brothers Harriman & Co.

10.14	Stock Purchase Plan (2004) of Hooper Holmes, Inc. (18)

13	2003 Annual Report to Shareholders

14	Hooper Holmes, Inc. Code of Conduct and Ethics

21	Subsidiaries of Hooper Holmes, Inc.

23	Consent of KPMG LLP

24	Power of attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(6)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2003.

(7)	Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(8)	Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(9)	Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(10)	Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(11)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 1999.

(12)	Incorporated by reference to Attachment to the Company’s Proxy Statement for the Annual Meeting of Shareholders held on May 27, 1997.

(13)	Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(14)	Incorporated by reference to Exhibit 10.11 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(15)	Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(16)	Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(17)	Incorporated by reference to Attachment to the Company’s Proxy Statement for the Annual Meeting of Shareholders held on May 21, 2002.

(18)	Incorporated by reference to Attachment to the Company’s Proxy Statement for the Annual Meeting of Shareholders held on May 20, 2003.

Schedule II

Hooper Holmes, Inc and Subsidiaries

Valuation and Qualifying Accounts

For the Three Years Ended December 31, 2003

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Year ended December 31, 2003
Reserves and allowance Accounts receivable allowance	$1,020,569	$0	$(81,740)	$1,102,309

Year ended December 31, 2002
Reserves and allowances Accounts receivable allowance	$933,961	$175,000	$88,392	$1,020,569

Year ended December 31, 2001
Reserves and allowances Accounts receivable allowance	$884,352	$233,499	$183,890	$933,961

(1)	Represents accounts receivable write-offs, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOPER HOLMES, INC. (Registrant)

/s/ James M. McNamee

By:	James M. McNamee
President & CEO

Date:	March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ James M. McNamee James M. McNamee	Director President & CEO	Date: March 15, 2004

* Benjamin A. Currier	Director	Date: March 15, 2004

* Quentin J. Kennedy	Director	Date: March 15, 2004

Kenneth R. Rossano	Director	Date: March 15, 2004

* Elaine Rigolosi	Director	Date: March 15, 2004

* John E. Nolan	Director	Date: March 15, 2004

* G. Earle Wight	Director	Date: March 15, 2004

/s/ Fred Lash Fred Lash	Senior V.P., Treasurer and Chief Financial and Accounting Officer	Date: March 15, 2004

*	James M. McNamee, by signing his name hereto, does hereby sign this report for the persons before whose printed name an asterisk appears, pursuant to the power of attorney duly executed by such person and filed as Exhibit 24 hereto with the Securities and Exchange Commission.

/s/ James M. McNamee

James M. McNamee

Independent Auditors Report on Schedule

The Board of Directors

Hooper Holmes, Inc.

Under date of February 25, 2004, we reported on the consolidated balance sheets of Hooper Holmes, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Our report refers to the Company’s adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/ KPMG LLP

KPMG LLP Short Hills, New Jersey February 25, 2004

Hooper Holmes, Inc. and Subsidiaries

Management’s Discussion and Analysis

Forward Looking Statements

Statements in this Annual Report on Form 10-K about our anticipated financial results and growth, as well as about the development of our services and markets, are forward looking statements that are based on our current plans and assumptions. Important information about the basis for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements is contained below and in “Forward Looking Statements” beginning on page 23.

Unless otherwise indicated, all references to a year reflect our fiscal year that ends December 31.

Business Overview

Hooper Holmes, Inc. is one of the nation’s leading providers of outsourced risk assessment services to the life and health insurance industry and medical evaluation and claims management services to the automobile insurance and workers’ compensation industries. Our services include arranging and providing mobile paramedical and medical examinations, independent medical examinations, personal health interviews, record collection and laboratory testing which help life insurance companies evaluate the risks associated with underwriting insurance policies and property and casualty insurers evaluate physical injuries. We provide our risk assessment services nationwide through our network of approximately 8,540 registered and licensed practical nurses, physicians, phlebotomists and medical and EKG technicians. Our evaluation and claims management services are provided primarily in the states of New York, New Jersey and Pennsylvania but on occasion in other states in the U.S. through three regional offices, one of which was acquired in late 2003 and one in January 2004. Our services are provided to most of the insurance companies in the United States and Puerto Rico as well as those in the United Kingdom.

Historically, our business focus has been to provide mobile paramedical and medical examinations in every state, in efficient time frames, with a high degree of reliability and accuracy and with experienced qualified examiners. Our philosophy of utilizing over 200 company-owned branch facilities to recruit, monitor and manage the examiners and therefore produce high quality services differentiated the Company for years. The advent of the Internet and the electronic delivery of orders directly to our home office affords us the opportunity to re-examine how we deliver these services. In 2002 we embarked on a successful program to expand into ancillary services and/or markets that we were familiar with and utilize these new services to supplement our core business. We entered the independent medical examination (IME) market with the acquisition of D&D Associates in late 2002 and added to that presence with one additional acquisition in 2003, and subsequently another in January 2004. We expect to continue to supplement organic growth with acquisitions in other states. We bill these services generally on a unit pricing basis and recognize the revenue when the service is performed. We invoice directly to insurance companies on a monthly basis.

During 2003, the Company acquired specific assets and liabilities of seven health information services companies, purchased Medimax, Inc., an independent medical exam company in October 2003, and in April 2003, purchased the 45% minority interest in Heritage Labs that it did not previously own, to bring the Company’s ownership interest to 100%, and our U.K. subsidiary, Medicals Direct Group (MDG) acquired three complimentary companies. The aggregate purchase of these acquisitions was $23.8 million. These acquisitions strengthened the Company’s position and market share as a leader in providing outsourced risk assessment services to the life and health insurance industries and claims management services to the automobile and workers’ compensation industries.

11	Annual Report 2003

Hooper Holmes, Inc. and Subsidiaries

In evaluating the Company’s operating performance and financial condition, management is focused on:

•	retaining and expanding the share of a client’s business we enjoy

•	securing additional clients

•	controlling costs of the field operations to provide earnings contribution and promote earnings growth and

•	delivering a superior service to our customers.

Management operates and views the business through two distinct business units. The Health Information Business Unit (HIBU) consists of the Company’s Portamedic, Infolink and Heritage Labs divisions and the August 2002 acquisition of the Medicals Direct Group (MDG), our U.K. subsidiary. It provides paramedical, laboratory, Attending Physician Statement (APS), inspection report and underwriting services used to underwrite life, health and disability insurance. The Diversified Business Unit (DBU) consists of D&D Associates, acquired in the fourth quarter of 2002, and Medimax Inc., acquired in the fourth quarter of 2003. The DBU provides outsourced claims management services to automobile and workers’ compensation insurance carriers.

The following provides a summary of the results of our operations for 2003 and a detailed discussion regarding these results follows.

•	Portamedic revenues decreased $13.4 million in 2003 compared to 2002.

•	Medicals Direct Group (U.K. subsidiary) revenues increased $18.7 million to $22.6 million in 2003 compared to the four months of revenues in the portion of 2002 that we owned them.

•	Heritage Labs revenues in 2003 were $15.1 million compared to $11.1 million in 2002, up 36%. The number of samples tested increased 48%.

•	Diversified Business Unit (DBU) revenues for 2003 were $33.6 million compared to $5.1 million of revenues for the two months during which we owned them in 2002.

•	Total SG&A increased $13.7 million or 30% over 2002.

•	Consolidated operating income as a percent of sales increased over 50 basis points to 8.9%.

Results of Operations

2003 Compared to 2002

Revenues:

Comparative revenues are set forth below:

	For the Years Ended December 31,		Increase/(Decrease)
(in millions)	2003	2002	Change	%
Portamedic	$207.1	$220.5	$(13.4)	(6.1)
Infolink	21.8	19.7	2.1	10.9
Heritage Labs	15.1	11.1	4.0	36.0
Medicals Direct (1)	22.6	3.9	18.7	N/A	(1)

Total HIBU segment	266.6	255.2	11.4	4.5
DBU segment (2)	33.6	5.1	28.5	N/A	(2)

Total Revenues	$300.2	$260.3	$39.9	15.3

(1)	Acquired in August 2002

(2)	Acquired in October 2002

Hooper Holmes, Inc.	12

Hooper Holmes, Inc. and Subsidiaries

Total consolidated revenues for 2003 increased 15.3% to $300.2 million, compared to $260.3 million for 2002.

Revenues for the HIBU segment increased $11.4 million to $266.6 million for 2003, compared to $255.2 million for 2002. Within this segment, revenues of the Portamedic business decreased $13.4 million to $207.1 million for 2003, compared to $220.5 million for the year 2002, and revenues of the Infolink business increased 10.9% to $21.8 million for 2003, compared to $19.7 million for 2002. This Portamedic revenue decline results from:

•	the number of paramedical examinations performed decreased 6% from 2,921,000 for 2002 to 2,749,000 for 2003.

•	reduced life insurance application activity in 2003, compared to 2002. The Medical Information Bureau Group, Inc. (MIB), a provider of information and database management services, reported that life insurance applications were down 4.1% in 2003 compared to 2002.

•	the loss of approvals of several clients impacting 2003, primarily due to price. These lost clients account for approximately half of the total unit change from 2003 to 2002.

•	Price - While the reduced number of paramedical examinations performed was partially offset by an increase in the average revenue per examination of approximately 0.8% from 2002 to 2003, the average revenue per examination decreased during 2003 by approximately 4.4%. We believe this reduction in 2003 reflects the current competitive environment that exists in the paramedical industry. Price has become the primary driver in the selection process by insurance companies to choose paramedical providers. Management is aggressively pricing its products in order to retain customer approvals and market share.

The number of Infolink reports increased to 474,000 for 2003, from 440,000 for 2002. Management believes that the increase is due to incremental units produced as a result of the opening of our new state-of-the-art call center in Kansas City, KS, which is part of the Infolink business.

Also, within this segment, Heritage Labs revenues grew 36% for 2003 to $15.1 million, from $11.1 million for 2002. This increase is due to:

•	the number of samples tested increased 48% to 724,000 samples for 2003, from 490,000 samples for 2002.

•	Price – the average price per sample tested decreased 7% compared to 2002. Heritage Labs has priced products to new customers at attractive and often breakeven prices for short periods of time in order to attract new customers. We believe this approach has been successful and has fueled Heritage’s growth.

•	Product offering – We offer insurance companies the convenience of a one-stop shop for their health information needs. Offering combined laboratory and paramedical pricing and services is increasingly more common in this competitive landscape.

Revenues in 2003 for Medicals Direct Group (MDG) were $22.6 million, and were $3.9 million for 2002 representing the four months they were in our consolidated results in 2002. Approximately $6.2 million of the growth is attributed to the three acquisitions completed by Medicals Direct in 2003. The services offered by MDG are “Screenings”, the equivalent of Hooper Holmes’ paramedical examination service; “Underwriting,” which is underwriting life insurance policies on an outsourced basis; “General Medicals,” which provides independent medical reports for legal, corporate, and insurance industries; and “Clinics,” which offer physical examination screening services for public transportation and corporate agencies. These service lines experienced significant revenue growth in 2003, with Screenings totaling $12.5 million, Underwriting totaling $4.1 million, Clinics totaling $3.1 million, and General Medicals totaling $2.9 million.

Our future revenue stream is dependent upon the stability and growth of the life and other segments of the insurance industry and the number of new policies being written which require medical underwriting information. Management is hopeful that insurance application activity will resume to more traditional levels throughout 2004. Pricing of our services has become a significant business factor but we remain confident that we will hold our

13	Annual Report 2003

Hooper Holmes, Inc. and Subsidiaries

market share and that our Company owned branch structure, and automation efficiencies, will allow us to continue to be successful in this challenging competitive environment.

Revenues for the Diversified Business Unit (DBU) segment totaled $33.6 million in 2003, and were $5.1 million in 2002, which includes the two months that D&D was in our consolidated results in 2002. Revenues for 2003 includes D&D Associates for the full year 2003 of $32.9 million and the October 2003 acquisition of Medimax Inc. of $.7 million.

The DBU experienced a decline in revenue during the second half of 2003 of approximately $1.1 million or 6.6% from the first half of 2003. The decrease is primarily due to the following:

•	A decline in automobile claims activity in the state of New York. We believe this is attributable to more conservative underwriting standards.

•	Certain large insurance company clients have more evenly distributed claims cases among their approved vendors.

•	Legislative changes requiring claimants and medical practitioners to notify insurers, on a more timely basis of a potential claim. This has resulted in a decline in the number of claims that may be considered for an Independent Medical Exam (IME) or Peer Review (PR).

•	Increased enforcement of insurance fraud laws by the New York State Insurance Fraud Bureau and special investigative units of insurance companies, which reduces their need for additional risk assessment services.

The Company intends to counter this revenue decline by expanding its market share through:

•	continuing to focus on the higher quality of service standards it believes it has over its competitors

•	aggressively marketing its services to other no-fault automobile insurance providers, and by continued expansion into workers’ compensation markets

•	seeking acquisition targets that offer similar services in other states that have a “No-Fault” system of automobile insurance, and entry into significant workers’ compensation markets.

Cost of Operations

The Company’s consolidated cost of operations for 2003 totaled $213.7 million compared to $185.8 million for 2002. As a percentage of revenues, cost of operations decreased slightly to 71.2% for 2003 compared to 71.4% for 2002.

Cost of operations for the HIBU segment totaled $192.3 million for 2003, compared to $182.4 for 2002, an increase of $9.9 million, and as a percentage of revenues, totaled 72.1% for 2003, compared to 71.4% for 2002. Within the HIBU segment, cost of operations for the Portamedic and Infolink businesses totaled $166.0 million for 2003, compared to $173.0 million for 2002. This dollar decrease is due to lower revenue levels for 2003. As a percentage of Portamedic and Infolink revenues, cost of operations totaled 72.4% for 2003 and 72.0% for 2002. As a percentage of revenues, the increase is due to lower revenue levels for 2003, higher specimen collection kit prices, and increased branch operating expenses.

Cost of operations for Heritage Labs increased to $9.8 million for 2003, compared to $7.2 million for 2002, and as a percentage of revenues totaled 64.9% for 2003, compared to 65.0% for 2002. The dollar increase is due to higher revenue levels for 2003. Despite a 7% decrease in the average revenue per sample tested, Heritage Labs has maintained this cost of sales percentage by negotiating improved shipping rate discounts, obtaining volume discounts on material costs and by using contractor versus employee labor.

Hooper Holmes, Inc.	14

Hooper Holmes, Inc. and Subsidiaries

Cost of operations for Medicals Direct Group, our U.K. subsidiary acquired in August 2002, totaled $16.5 million for 2003 and $2.2 million for 2002. As a percentage of revenues, cost of sales totaled 73.1% for 2003 compared to 55.8% for 2002. The dollar increase in cost of sales is the result of:

•	higher revenue levels in 2003 from organic growth

•	revenue from the companies acquired during 2003, which historically have had higher direct and operating costs. As MDG integrates these businesses into its own complementary operations, management believes that cost of sales levels will be reduced to more traditional MDG levels.

Cost of operations for the DBU segment totaled $21.4 million in 2003, compared to $3.4 million in 2002. In 2002, the DBU consisted of D&D Associates acquired on October 31, 2002. As a percentage of revenues, cost of sales totaled 63.9% for 2003, compared to 65.4% for 2002. The cost of sales component of the DBU is largely composed of the fees paid to physicians for the services they provide. While fees are negotiated as new physicians are added to the approved panel, the rates paid are relatively stable. Management does not expect any changes to the cost structure in the near future.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative (SG&A) expenses totaled $59.7 million for 2003, compared to $45.9 million for 2002, and as a percentage of revenues totaled 19.9% compared to 17.7% respectively.

SG&A for the HIBU segment increased $8.4 million to $53.7 million for 2003, compared to $45.2 million for 2002. As a percentage of HIBU revenues, SG&A totaled 20.1% compared to 17.7% for 2003 and 2002, respectively. The dollar increase within the HIBU is due to:

•	costs associated with MDG, whose 2002 results include five months of SG&A costs, and the three companies acquired by MDG in 2003, a total impact of $2.7 million.

•	employee benefits – largely attributable to premium increases for health and workers’ compensation insurances, $1.2 million.

•	amortization of intangible assets attributable to acquisitions completed in 2003, and the full year expense impact of the 2002 acquisitions, $1.3 million.

•	legal – increased costs associated with a legal agreement with a client and general insurance costs, $1.8 million.

SG&A for the DBU, comprised of D&D Associates and the October 2003 acquisition of Medimax, Inc., totaled $6.0 million for 2003, compared to $.7 million for 2002. The increase is the result of the consolidation of a full year of D&D Associates, acquired in October 2002, and the costs associated with Medimax, Inc.

Operating Income:

As a result of the aforementioned, the Company’s consolidated operating income increased 22.5% to $26.8 million for 2003, from $21.9 million for 2002, and as a percentage of revenues, increased to 8.9% compared to 8.4%, respectively.

Operating income for the HIBU segment decreased slightly to $20.7 million for 2003 from $20.8 million for 2002, and as a percentage of revenues, decreased to 7.8% compared to 8.2%, respectively.

Operating income for the DBU segment increased $5.0 million to $6.1 million for 2003 compared to $1.1 million for 2002. As a percentage of revenues, operating income was 18.2% and 21.1% for the years 2003 and 2002, respectively.

Consolidated operating income was impacted during 2002 by a pre-tax charge of $6.7 million ($4.1 million net of taxes) related to the Company’s write down of the carrying value of its investment in e-Nable Corporation (e-Nable).

During the second quarter of 2002, the Company recorded a 25% write down of the carrying value of its investment in, and advances to, e-Nable, which resulted in a pre-tax charge of $1.6 million, or $1.0 million after tax. The

15	Annual Report 2003

Hooper Holmes, Inc. and Subsidiaries

adjustment was estimated based on an assessment of the fair value of the investment and was mainly the result of the difficulty e-Nable has had in securing additional financing in the capital markets. During the third quarter of 2002, the Company wrote off the remaining carrying value of its investment in, and advances to, e-Nable which resulted in a pre-tax charge of $5.1 million, or $3.1 million after tax. The Company continues to pursue the strategic benefits offered by e-Nable. The adjustment was based on the continuing assessment of the carrying value of the investment, given that e-Nable has been unsuccessful in its attempt to secure additional capital. The Company has no future obligation or intent to fund the operations of e-Nable.

Other:

Interest income for 2003 decreased to $0.8 million from $2.3 million for 2002 due to lower interest rates and lower levels of invested funds. The reduced levels of invested funds is due to cash used to fund the 2003 acquisitions. Interest expense increased to $0.4 million for 2003, compared to $0.1 million for 2002. This increase is due to interest accruing on the portion of the purchase price due in 2005 and 2006 for the Heritage Labs acquisition completed in the second quarter of 2003, and interest on the financing of Medicals Direct accounts receivable.

The effective tax rate was 40% and 39% for 2003 and 2002, respectively. The 2003 year end tax rate of 40% increased over 2002 due to lower levels of tax free interest income, partially offset by a lower tax rate relating to the profits of Medicals Direct Group, which operates in the United Kingdom.

Net income for 2003 was $15.8 million or $.24 per diluted share versus $14.3 million or $.21 per diluted share for 2002.

Inflation did not have a significant effect on the Company’s operations in 2003.

2002 Compared to 2001

Total revenues for 2002 increased 6% to $260.3 million from $245.2 million for 2001. The number of paramedical examinations performed decreased from 2,981,000 to 2,921,000, a decrease of 2%. The decrease in the number of paramedical examinations performed is the result of reduced life insurance application activity, particularly in the second half of 2002. The decrease in the number of examinations was offset by an increase in the average revenue per examination of approximately 4%. Management believes the percentage increase in the average revenue per examination is due to higher prices per examination based on selling value added services such as Portamedic Select and Portamedic F.A.S.T. The number of Infolink reports increased 7% to 438,000 for the year 2002, from 410,000 for the year 2001. The increase in the number of Infolink reports is due to increased volume from existing clients brought on by the Company’s Portamedic F.A.S.T. technology, which provides clients with a quicker turnaround for Attending Physician Statements (APS).

Additionally, during the third and fourth quarters of 2002, the Company completed the acquisitions of Medicals Direct Group, located in the United Kingdom, and D&D Associates, located in New York. (See Note 2 to the consolidated financial statements.) The Medicals Direct Group acquisition and the D&D Associates acquisition contributed aggregate revenues of $9.0 million in 2002 from the dates of their respective acquisitions.

Our future revenue stream is dependent upon the life insurance industry and the number of new policies being written which require medical underwriting information. The MIB Group, Inc., a provider of information and database management services, reported that life insurance applications were down 4.2% in the fourth quarter of 2002 compared to the fourth quarter of 2001, contributing to the Company’s paramedical revenue decreasing by 8.2% for the fourth quarter of 2002 compared to the fourth quarter of 2001.

Management expects insurance application activity to resume more traditional levels in 2003. We are confident we will hold our market share. Pricing of our services has become a significant factor in our competitive environment but we are confident that our Company owned branch structure and branch and automation efficiencies will allow us to continue reporting improved results. The Infolink portion of our business is targeted for a major reorganization and sales and marketing emphasis for 2003. We expect to increase market share from both internal growth and through selected acquisitions.

Hooper Holmes, Inc.	16

Hooper Holmes, Inc. and Subsidiaries

The ADC market, while not growing explosively as it has in prior years, remains strong and we are optimistic in its prospects for further growth.

The Company’s majority owned subsidiary, Heritage Labs, provides laboratory testing services for specimens collected during paramedical examinations. Heritage Labs revenues grew 37% in 2002 versus 2001, and the number of samples tested increased 36% to 490,000 for 2002, versus 360,000 for 2001. The Company believes that Heritage Labs’ growth is the result of aggressive competitive pricing, coupled with offering insurance companies the convenience of a one-stop shop for their health information needs. Offering combined laboratory and paramedical pricing and services is increasingly more common in this competitive landscape.

Cost of Operations:

The Company’s cost of operations in 2002 totaled $185.8 million compared to $175.3 million for 2001, and as a percentage of revenues, remained relatively flat, decreasing slightly to 71.4% for 2002, from 71.5% for 2001. Cost of operations for the paramedical examination business increased from 71.7% in 2001 to 72.2% in 2002. The increase is the result of additional blood kit costs in 2002 of approximately $0.7 million and a sales tax issue related to the purchase of blood kits of approximately $0.5 million. Both issues were resolved in the latter part of 2002. The above cost increases in the paramedical examination business were offset by lower cost of sales percentages associated with the acquired Medicals Direct Group and D&D Associates companies, completed in the third and fourth quarters of 2002, respectively. Cost of sales associated with Heritage Labs remained relatively unchanged.

Selling, General and Administrative:

Selling, general and administrative (SG&A) expenses totaled $45.9 million for 2002, compared to $45.8 million for 2001, and as a percentage of revenues totaled 17.6% compared to 18.7%, respectively. The decrease, as a percentage of revenues, is due to higher revenues and no dollar increase in SG&A costs in 2002. In addition, amortization of intangible assets was $2.9 million for 2002, compared to amortization of goodwill and intangible assets of $6.9 million for 2001. The decrease is attributable to the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 142 “Goodwill and Other Intangible Assets,” which the Company adopted January 1, 2002. Statement of Financial Accounting Standards (“SFAS 142”), requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. The favorable effect of SFAS 142 was offset by increased SG&A costs primarily in the area of general insurance, corporate legal, employee insurance programs and the SG&A associated with the Medicals Direct Group and D&D Associates acquisitions completed in the latter part of 2002.

During the second quarter of 2002, the Company recorded a 25% write down of the carrying value of its investment in and advances to e-Nable, which resulted in a pre-tax charge of $1.6 million, or $1.0 million after tax. The adjustment was estimated based on an assessment of the fair value of the investment and was mainly the result of the difficulty e-Nable has had in securing additional financing in the capital markets. During the third quarter of 2002, the Company wrote off the remaining carrying value of its investment in and advances to e-Nable which resulted in a pre-tax charge of $5.1 million, or $3.1 million after tax. The Company continues to pursue the strategic benefits offered by e-Nable. The adjustment was based on the continuing assessment of the carrying value of the investment, given that e-Nable has been unsuccessful in its attempt to secure additional capital. The Company has no future obligation or intent to fund the operations of e-Nable.

Operating Income:

Accordingly, the Company’s operating income decreased 9.3% to $21.9 million for 2002 from $24.1 million for 2001, and as a percentage of revenues, decreased to 8.4% compared to 9.8%, respectively.

17	Annual Report 2003

Hooper Holmes, Inc. and Subsidiaries

Other:

Interest expense decreased to $0.1 million for 2002, compared to $0.2 million for 2001 as a result of lower interest rates. Interest income in 2002 consisted of interest earned on invested funds, the average balance of which was $70.8 million in 2002, compared to $72.7 million in 2001. Interest income decreased to $2.3 million in 2002, compared to $3.3 million in 2001 and is due to lower average invested funds and lower interest rates. Other income (expense) for 2002 is primarily the minority interest expense associated with the Company’s investment in Heritage Labs, and for 2001, includes a provision for legal matters of $1.2 million.

The effective tax rate was 39% and 41% in 2002 and 2001, respectively. The rate was lower in 2002 due to the elimination of certain non-deductible goodwill amortization as a result of the adoption of SFAS 142.

Net income for 2002 was $14.3 million or $.21 per diluted share versus $15.2 million or $.23 per diluted share for 2001.

Inflation did not have a significant effect on the Company’s operations in 2002.

Liquidity and Capital Resources

The Company’s primary sources of cash are internally generated funds, cash equivalents, marketable securities and the Company’s $35 million credit facility. Our current ratio as of December 31, 2003 was 3.0 to 1, compared to 3.3 to 1 at December 31, 2002. As of December 31, 2003 and 2002, working capital was $53.0 million and $56.2 million, respectively.

For the year ended December 31, 2003, the net cash provided by operating activities was $23.1 million as compared to $27.8 million for 2002. The significant sources were net income of $15.8 million, $7.0 million of depreciation and amortization, and an increase in accounts payable and accrued expenses of $2.5 million, which were offset by an increase in accounts receivable of $3.9 million. Consolidated days sales outstanding, measured on a rolling 90 day basis, was 42.3 days at December 31, 2003, compared to 32.1 days at December 31, 2002. The increase in accounts receivable at December 31, 2003 compared to December 31, 2002 is partially the result of unusually strong collections in December 2002. Also, certain customers have recently indicated they will be paying within Hooper’s net 30 day terms, due to the consolidation of payment processing centers and the limitation of resources to process payments. Previously these customers paid in less than 30 days. The Medicals Direct Group accounts receivable increased $5.4 million due to increased revenues, and from acquisitions completed in the second quarter 2003.

On January 28, 2003, a Board resolution was passed to award non-employee directors of the Company up to a maximum of 15,000 shares of the Company’s common stock as compensation. Each director was awarded 5,000 shares on January 31, 2003 and 2004, which vested immediately, and will be awarded 5,000 shares on January 31, 2005, subject to certain conditions. All shares awarded will be restricted under SEC Rule 144, and may not be sold or transferred by the outside director until four years from the date of issue. During the first quarter of 2003, the Company expensed the fair value of the 30,000 shares awarded on January 31, 2003 and such amount is included in SG&A expenses in the consolidated Statement of Income. The total charge was $164,100.

On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $25 million per year. For the year 2003, the Company purchased 89,800 shares at a total cost of $0.4 million.

On October 29, 1999, the Company entered into a $100 million Amended and Restated Revolving Credit and Term Loan Agreement with three banks. This senior credit facility consists of a $65 million six-year term loan and a $35 million three-year revolving loan, both unsecured. During 2001, the three year revolving loan expiration date was extended for one year to October 31, 2003. During 2003, the revolving loan expiration date was extended for three years to October 31, 2006. There are no borrowings outstanding against the revolving loan at December 31, 2003

Hooper Holmes, Inc.	18

Hooper Holmes, Inc. and Subsidiaries

and 2002. There are no additional borrowings available under the original $65 million term loan due to previous borrowings which have been repaid. As of December 31, 2003 and 2002, $3.0 million is outstanding against the term loan. Principal payments of $1.0 million are due to be repaid on January 31, 2004, 2005 and 2006. The Company has not borrowed under the $35 million revolving loan.

Both the term loan and the revolving loan bear interest at either the prime rate minus ½% to plus ¼% or LIBOR plus ¾% to 1¾%, depending on the ratio of our consolidated funded debt, as defined, to earnings before interest, taxes, depreciation and amortization, or “EBITDA.” As of December 31, 2003, interest was payable at an effective average annual interest rate of 1.96%. Either loan can be prepaid without penalty at any time. Also, commitment fees of up to 0.3% of the unused revolving loan are charged, and the agreement contains certain financial covenants related to dividends, fixed charge coverage, funded debt to "EBITDA" ratio and stock re-purchases.

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results. Quarterly dividends paid in 2003 were $.0125 per share and totaled $3.2 million.

We have no material commitments for capital expenditures. Future payments due under contractual obligations as of December 31, 2003 are as follows:

	Credit Facilities	Operating Leases	Acquisitions Purchase Price	Total
2004	$1,028,363	$11,542,719	—	$12,571,082
2005	1,000,000	5,941,143	1,700,000	8,641,143
2006	1,000,000	2,332,229	2,800,000	6,132,229
2007	—	1,152,431	—	1,152,431
2008	—	706,088	—	706,088

	$3,028,363	$21,674,610	$4,500,000	$29,202,973

Management believes that the combination of current cash, cash equivalents, marketable securities and available borrowings under our senior credit facility, along with anticipated cash flows from operations, will provide sufficient capital resources to satisfy both our short-term and foreseeable long-term needs.

On July 11, 2003, the Company received a determination from the Internal Revenue Service that one individual the Company contracted with as an independent contractor, should have been classified as an employee in 2002. This ruling also applies to any other individuals engaged by the Company under similar circumstances. The ruling also states that the Company may not be subject to adverse consequences as the Company may be entitled to relief under applicable tax laws (Section 530 of the Revenue Act of 1978). The Company and its advisors are continuing to review this determination. Management believes that the Company qualifies for relief under Section 530, and based on this, expects the outcome of this matter will not have a material effect on the Company’s consolidated financial position, results of operations and liquidity.

The Company is aware of allegations that an independent examiner, who billed work through an independent contractor, which in turn billed work through the Company, assaulted certain insurance applicants whom were examined. The examiner did not work for the Company nor was the Company aware that the examiner was performing insurance examinations. The Company has agreed to reimburse one of its insurance company clients, which it billed for examinations performed by this examiner, for certain legal, consulting and other costs incurred by the client. The Company and the client have also agreed upon an apportionment of any liability that may stem from examinations performed by the independent examiner and the Company has accrued a liability for this exposure. To date, the Company is aware of one claim arising from the conduct of the independent examiner which has been settled. The Company expensed $1.2 million relative to this matter in 2003 and based on the information currently available, management believes that the final outcome will not have any additional material effect on the Company’s consolidated financial position, results of operations or liquidity.

19	Annual Report 2003

Hooper Holmes, Inc. and Subsidiaries

In the past, some state agencies have claimed that we improperly classified our examiners as independent contractors for purposes of state unemployment tax laws and that we were therefore liable for taxes in arrears, or for penalties for failure to comply with their interpretation of the laws. We received an adverse determination in the State of California, and as a result, converted our independent contractors to employees. Other similar state claims are also pending. There are no assurances that we will prevail in these cases, or that we will not be subject to similar claims in other states in the future.

In January 2004, the Company completed the acquisition of the stock of Allegiance Health Inc., a privately held provider of independent medical examinations, for approximately $10 million. Allegiance Health Inc.’s revenues for the year ended December 31, 2003, its most recent fiscal year end, was approximately $12 million. The Company used its existing cash to fund the acquisition and anticipates recording intangible assets and goodwill from the acquisition. Allegiance Health Inc. is a provider of independent medical examinations and related services to the healthcare and insurance industries and self-insured companies.

Critical Accounting Policies

The SEC defines critical accounting policies as those that require application of management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following is not intended to be a comprehensive list of our accounting policies. Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgement in their application. There are also areas in which management’s judgement in selecting an available alternative would not produce a materially different result.

We have identified the following accounting policies as critical to us:

•	Revenue recognition

•	Valuation of accounts receivable

•	Valuation of goodwill and indentifiable intangible assets

•	Accounting for income taxes

Revenue recognition — The Company recognizes revenues for paramedical and medical examinations when the examination of the insurance policy applicant is completed. Revenues generated from medical record collection, laboratory testing and other services are recognized when the related service is completed. The Company does not enter into any multi-element revenue arrangements.

Allowance for doubtful accounts — The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management continuously assesses the financial condition of our customers and the markets in which these customers participate and adjusts or the allowance for doubtful accounts based on this periodic review. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, our ability to collect on accounts could be negatively impacted, in which case additional allowances may be required.

Valuation of goodwill and identifiable intangible assets — We assess the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

Hooper Holmes, Inc.	20

Hooper Holmes, Inc. and Subsidiaries

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

When we determine that the carrying value of intangibles and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, impairments are recognized when the expected future undiscounted cash flows derived from such assets are less than their carrying value. We generally measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net identifiable intangible assets and goodwill amounted to $164.7 million as of December 31, 2003. Intangible assets are being amortized over the following weighted average useful lives: non-competition agreements: 4.6 years, referral base: 12.4 years, contractor network: 7.3 years and trademarks and tradenames: 18.6 years.

On January 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As a result, the Company ceased amortizing goodwill. In lieu of amortization, we are required to perform an annual impairment review of goodwill. The Company completed its annual impairment test as of December 31, 2003, and did not have an impairment loss.

Accounting for income taxes — As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. If the Company were to establish a valuation allowance or increase this allowance in a period, the Company must include an expense within the tax provision in the consolidated statement of income. Significant management judgement is required in determining our provision for income taxes and our deferred tax assets and liabilities.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires companies to record the fair value of an asset retirement obligation as a liability in the period in which they incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. Companies also record a corresponding asset which is depreciated over the life of the asset. The Company adopted SFAS No. 143 on January 1, 2003. This statement did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. This Interpretation is applicable to guarantees issued or modified after December 31, 2002. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. The Company expects to continue to account for stock options under APB No. 25. In addition, this Statement amends the disclosure requirements of

21	Annual Report 2003

Hooper Holmes, Inc. and Subsidiaries

Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a free standing financial instrument that is within its scope as a liability or as an asset in some circumstances. The provisions of this statement are effective starting July 1, 2003 for the Company. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2003, the FASB issued FASB Interpretation No. 46R (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. As of December 31, 2003, we have not identified any VIE’s that would require consolidation or any significant exposure to VIE’s that would require disclosure.

Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company does not invest in equity securities or commodities or use financial derivatives for trading purposes. The Company’s debt security portfolio represents funds held temporarily pending use in our business and operations. The Company mitigates this risk by investing in only high credit quality securities that it believes to be low risk and by positioning its portfolio to respond to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2003.

(in thousands)	2004	2005	2006	2007	2008	2009 and Thereafter	Total	Estimated Fair Value
Fixed rate investments	$4,836	$2,531	$1,214	$60	$713	$975	$10,329	$10,603
Average interest rates	2.92%	1.44%	1.68%	1.92%	2.31%	2.57%	2.33%

The Company is also exposed to interest rate risk primarily through its borrowing activities, which are described in Note 7 to the Consolidated Financial Statements. The Company’s borrowings are under variable rate instruments. Future payments due under borrowings are $1,028,363 in 2004, $1,000,000 in 2005 and $1,000,000 in 2006, at an average interest rate of 1.96%.

Based on the Company’s market risk sensitive instruments (including investments and variable rate debt) outstanding at December 31, 2003, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

Hooper Holmes, Inc.	22

Hooper Holmes, Inc. and Subsidiaries

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

The following are some of the factors that could cause our Company’s actual results to differ materially from those described in forward-looking statements:

Trends and other developments affecting the life and other segments of the insurance industry—We currently derive nearly all of our revenues from life insurance companies. The demand for our services is largely dependent on the demand for life insurance policies, policy amounts, the type of health information services requested, general economic conditions and other factors beyond our control. Any decreases in demand for health information services by life insurance companies could substantially harm our business.

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

Loss of key management—Our continued success is materially dependent upon our key management team, including James M. McNamee, our Chairman, President and Chief Executive Officer, none of whom, except for Mr. McNamee, has an employment agreement. If we lose one or more of our executive officers, an inability to successfully recruit and retain additional highly skilled and experienced management, or to successfully train and promote existing personnel to serve in a managerial capacity, could substantially harm our business.

Acquisitions and other strategic investments—Our growth strategy has included acquiring other businesses and making strategic investments. There is no guarantee that these activities will be profitable, or that we will continue growing through these types of activities or otherwise.

Changes in laws and regulations, including changes in accounting standards, taxation requirements and environmental laws.

The effectiveness of our sales, advertising and marketing programs.

23	Annual Report 2003

Hooper Holmes, Inc. and Subsidiaries

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

Hooper Holmes, Inc.	24

Hooper Holmes, Inc. and Subsidiaries

C onsolidated Balance Sheets

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$28,291,019	$23,298,151
Marketable securities	10,603,332	22,761,101
Accounts receivable, net	34,663,082	27,809,521
Other current assets	6,569,707	6,823,818

Total current assets	80,127,140	80,692,591

Property and equipment	33,004,834	30,620,147
Less: Accumulated depreciation and amortization	23,393,981	21,924,363

	9,610,853	8,695,784
Goodwill	135,130,744	117,075,544

Intangible assets	29,617,156	28,474,439

Other assets	810,358	1,291,172

	$255,296,251	$236,229,530

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1,028,363	$172,776
Accounts payable	12,106,987	10,436,388
Accrued expenses:
Salaries, wages and fees	1,478,189	1,816,791
Income taxes payable	3,116,446	5,319,713
Other	9,416,252	6,786,973

Total current liabilities	27,146,237	24,532,641

Long-term debt, less current maturities	2,000,000	3,313,983
Other long-term liabilities	4,554,160	806,195
Deferred income taxes	1,758,879	867,114
Minority interest	358,705	902,650

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 67,499,074 in 2003 and 2002	2,699,963	2,699,963
Additional paid-in capital	127,487,718	128,079,363
Accumulated other comprehensive income	855,719	160,873
Retained earnings	108,613,932	96,009,551

	239,657,332	226,949,750
Less: Treasury stock at cost (2,662,151 shares in 2003 and 2,754,151 shares in 2002)	20,179,062	21,142,803

Total stockholders’ equity	219,478,270	205,806,947

	$255,296,251	$236,229,530

See accompanying notes to consolidated financial statements.

25	Annual Report 2003

Hooper Holmes, Inc. and Subsidiaries

Consolidated Statements of Income

	Years ended December 31,
	2003	2002	2001
Revenues	$300,181,513	$260,317,046	$245,184,854
Cost of operations	213,708,772	185,760,136	175,281,461

Gross profit	86,472,741	74,556,910	69,903,393
Selling, general and administrative expenses	59,678,823	45,935,249	45,792,053
Loss on investment	—	6,750,000	—

Operating income	26,793,918	21,871,661	24,111,340

Other income (expense):
Interest expense	(443,130)	(112,841)	(204,109)
Interest income	768,237	2,308,971	3,289,982
Other expense, net	(820,352)	(619,553)	(1,273,308)

	(495,245)	1,576,577	1,812,565

Income before income taxes	26,298,673	23,448,238	25,923,905

Income taxes	10,452,058	9,155,695	10,677,000

Net income	$15,846,615	$14,292,543	$15,246,905

Earnings per share:
Basic	$.24	$.22	$.24
Diluted	$.24	$.21	$.23

Weighted average shares — basic	64,773,346	64,868,163	64,895,764
Weighted average shares — diluted	66,598,604	67,229,119	67,618,151

See accompanying notes to consolidated financial statements.

Hooper Holmes. Inc.	26

Hooper Holmes, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
	Number of Shares	Amount
Balance, December 31, 2000	67,454,174	$2,698,167	$135,419,195	—	$71,009,995	$(18,050,736)	$191,076,621

Net income					15,246,905		15,246,905
Cash dividends ($.030 per share)					(1,948,085)		(1,948,085)
Unrealized gains on marketable securities, net of tax				201,589			201,589
Issuance of stock award			5,689			46,311	52,000
Exercise of stock options	44,900	1,796	(2,118,974)			3,060,551	943,373
Exercised stock option tax benefit			1,131,249				1,131,249
Issuance of shares for acquisitions			44,851			455,150	500,001
Purchase of treasury stock						(10,796,779)	(10,796,779)

Balance, December 31, 2001	67,499,074	2,699,963	134,482,010	201,589	84,308,815	(25,285,503)	196,406,874

Net income					14,292,543		14,292,543
Cash dividends ($.040 per share)					(2,591,807)		(2,591,807)
Unrealized gains (loss) on marketable securities, net of tax				(74,543)			(74,543)
Foreign currency translation				33,827			33,827
Exercise of stock options			(9,515,005)			12,074,862	2,559,857
Exercised stock option tax benefit			3,183,000				3,183,000
Issuance of shares for employee stock purchase plan			(70,642)			622,463	551,821
Purchase of treasury stock						(8,554,625)	(8,554,625)

Balance, December 31, 2002	67,499,074	2,699,963	128,079,363	160,873	96,009,551	(21,142,803)	205,806,947

Net income					15,846,615		15,846,615
Cash dividends ($.050 per share)					(3,242,234)		(3,242,234)
Unrealized gains (loss) on marketable securities, net of tax				(125,548)			(125,548)
Foreign currency translation				820,394			820,394
Exercise of stock options			(716,064)			1,151,688	435,624
Exercised stock option tax benefit			190,620				190,620
Issuance of stock awards			(66,201)			230,301	164,100
Purchase of treasury stock						(418,248)	(418,248)

Balance, December 31, 2003	67,499,074	$2,699,963	$127,487,718	$855,719	$108,613,932	$(20,179,062)	$219,478,270

See accompanying notes to consolidated financial statements.

27	Annual Report 2003

Hooper Holmes, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$15,846,615	$14,292,543	$15,246,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,961,584	5,213,731	9,288,418
Loss on investment	—	6,750,000
Provision for bad debt expense	—	175,000	233,499
Deferred tax expense (benefit)	1,590,000	(1,397,000)	(720,000)
Net realized (gain) loss on sale of marketable securities	(116,003)	188,227	(228,989)
Issuance of stock awards	164,100	—	52,000
(Gain) loss on sale of fixed assets	(58,367)	112,737	41,613
Change in assets and liabilities, net of effect from acquisitions of businesses:
Accounts receivable	(3,947,009)	2,677,633	3,697,761
Other assets	207,956	(1,039,922)	(1,380,324)
Accounts payable and accrued expenses	2,486,746	853,277	7,327,823

Net cash provided by operating activities	23,135,622	27,826,226	33,558,706

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(23,818,565)	(53,465,496)	(7,282,389)
Purchases of marketable securities	(26,638,909)	(33,749,818)	(30,049,331)
Redemptions of marketable securities	38,787,133	41,951,838	28,442,327
Investment in e-Nable Corporation	—	(1,531,250)	(5,218,750)
Capital expenditures, net of disposals	(3,305,887)	(2,141,267)	(885,961)

Net cash used in investing activities	(14,976,228)	(48,935,993)	(14,994,104)

Cash flows from financing activities:
Issuance of long-term debt	—	—	250,000
Principal payments on long-term debt	(513,420)	(119,889)	(121,966)
Proceeds from issuance of common stock	—	—	—
Proceeds from employee stock purchase plan	—	551,821	—
Proceeds related to the exercise of stock options	435,624	2,559,857	943,373
Treasury stock acquired	(418,248)	(8,554,625)	(10,796,779)
Dividends paid	(3,242,234)	(2,591,807)	(1,948,085)

Net cash used in financing activities	(3,738,278)	(8,154,643)	(11,673,457)

Effect of exchange rate changes on cash	571,752	(9,055)	—

Net increase (decrease) in cash and cash equivalents	4,992,868	(29,273,465)	6,891,145
Cash and cash equivalents at beginning of year	23,298,151	52,571,616	45,680,471

Cash and cash equivalents at end of year	$28,291,019	$23,298,151	$52,571,616

Supplemental disclosure of non-cash investing activity:
Change in net unrealized (loss) gain on marketable securities available for sale	$(201,876)	$17,800	$201,589
Common stock issued for business acquisitions	$—	$—	$500,001
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$304,701	$117,050	$213,310
Income taxes	$10,758,671	$7,418,690	$7,925,370

See accompanying notes to consolidated financial statements.

Hooper Holmes. Inc.	28

Hooper Holmes, Inc. and Subsidiaries

N otes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Hooper Holmes, Inc. and its majority owned subsidiaries (the “Company”). The Company’s investment in e-Nable Corporation, which was written off in 2002, was accounted for by the cost method based on the percentage of common ownership being less than 20% and the Company’s inability to exercise significant influence (see Note 8). All significant intercompany balances and transactions are eliminated in consolidation.

Description of the Business

The Company is one of the nation’s leading providers of outsourced risk assessment services to the life and health insurance industry and medical evaluation and claims management services to the automobile insurance industry and the workers’ compensation industry. We provide paramedical and medical examinations, independent medical examinations, personal health interviews and record collection, and laboratory testing, which help life insurance companies evaluate the risks associated with underwriting policies and evaluate physical injuries for property and casualty insurers. We serve our customers through our network of approximately 10,000 field personnel, including 8,540 registered nurses, licensed practical nurses, physicians, phle-botomists and medical and EKG technicians, of which approximately 1,140 are employees and over 8,000 are active independent contractors. Hooper Holmes has a total employee count of 2,800. We operate through approximately 217 branch offices and 62 contractor affiliate offices located in 50 states, the United Kingdom (U.K.), Guam and Puerto Rico. We have over 700 life insurance company customers, and most of the top 100 in the United States. The Company is subject to certain risks and uncertainties as a result of changes that could occur in the life and health insurance industry’s underwriting requirements and standards, in the automobile insurance industry and in the Company’s customer base.

Foreign Currency

The balance sheet of the Company’s foreign subsidiary is translated into United States Dollars at current year-end rates. Revenues, costs and expenses are translated at average monthly rates during each monthly period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of accumulated other comprehensive income. Transactional foreign currency gains or losses are included in other (income) expense, net.

Reclassification

Certain 2002 amounts were reclassified to conform with the 2003 presentation.

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures in these consolidated financial statements. Some of the significant estimates involve the evaluation of the recoverability of goodwill and identifiable intangible assets, valuation of accounts receivable, and the assessment of contingencies, including income taxes. Actual results could differ from those estimates.

29	Annual Report 2003

Hooper Holmes, Inc. and Subsidiaries

Marketable Securities

At December 31, 2003 and 2002, marketable securities consist of U.S. Treasury, mortgage-backed, asset-backed and corporate debt securities and bank certificates of deposit. The Company classifies all of its marketable security investments as available-for-sale. Available-for-sale securities are recorded at fair value and dividend and interest income are recognized when earned. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective interest method.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities at the date of purchase of less than 90 days to be cash equivalents.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method over the assets estimated useful lives. The cost of maintenance and repairs is charged to income as incurred. Significant renewals and betterments are capitalized.

Impairment of Long Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. Impairments are recognized when the expected future undiscounted cash flows derived from such assets are less than their carrying value, except for investments. A loss in the value of an investment will be recognized when it is determined that the decline in value is other than temporary. For such cases, losses are recognized for the difference between the fair value and the carrying amount. The Company considers various valuation factors, principally discounted cash flows, to assess the fair values of long-lived assets.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Goodwill and Other Acquisition Intangibles

Goodwill represents the excess of acquisition costs over the fair value of net assets of acquired businesses. The Company adopted the provisions of SFAS 142 as of January 1, 2002. Under the provisions of SFAS 142, goodwill is not amortized but is reviewed for impairment at least annually and written down only if it is determined that the recorded value of the Company’s two reporting units is greater than the fair value in accordance with the provisions of SFAS 142. If

Hooper Holmes, Inc.	30

Hooper Holmes, Inc. and Subsidiaries

recorded values are less than the fair values, no impairment is indicated. Intangible assets with determinable useful lives are amortized over their respective estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill and intangible assets acquired in business combinations completed before June 30, 2001 had been amortized through December 31, 2001.

Earnings Per Common Share

“Basic” earnings per common share equals net income divided by the weighted average common shares outstanding during the period. “Diluted” earnings per common share equals net income divided by the sum of the weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents (1,825,258, 2,360,956 and 2,722,387 for 2003, 2002 and 2001, respectively) are shares assumed to be issued if outstanding stock options were exercised.

Options to purchase 3,974,550 and 2,980,838 shares of common stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 2003 and 2002, respectively, because their exercise prices exceeded the average market price of outstanding common shares for the period and were therefore antidilutive.

Revenue Recognition

The Company recognizes revenues for paramedical and medical examinations when the examination of the insurance policy applicant is completed. Revenue generated from medical record collection, laboratory testing and other services is recognized when the related service is completed. The Company does not enter into any multi-element revenue arrangements.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

No provision has been made for federal income or withholding taxes which may be payable on the remittance of the undistributed retained earnings of foreign subsidiaries. These earnings have been reinvested to meet future operating requirements and the Company intends to continue such policy for the foreseeable future.

Concentration of Credit Risk

The Company’s accounts receivable are due primarily from insurance companies. No one customer accounts for more than 10% of revenues.

Fair Value of Financial Instruments

The carrying value for all financial instruments, except marketable securities at December 31, 2003 and 2002, approximates fair value due to the short maturity or rate reset date of these instruments. The fair value of marketable securities is determined using quoted market prices for these securities.

31	Annual Report 2003

Hooper Holmes, Inc. and Subsidiaries

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 14. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. The Company continues to account for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. SFAS No. 123 “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to adopt the disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB Statement No. 123.” No stock-based compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to stock-based employee compensation:

(thousands of dollars, except per share data)	2003	2002	2001
Net income, as reported	$15,847	$14,293	$15,247
Add: Stock based employee compensation expense included in reported net income, net of related tax effect	100	—	31
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,610	3,376	2,785

Pro forma net income	$12,337	$10,917	$12,493

Earnings per share:
Basic, as reported	$.24	$.22	$.24
Basic, pro forma	.19	.17	.19
Diluted, as reported	$.24	$.21	$.23
Diluted, pro forma	.19	.16	.18

The fair value of each stock option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001
Expected life (years)	9.8	8.3	9.3
Expected volatility	47.79%	48.04%	44.78%
Expected dividend yield	.71%	.57%	.37%
Risk-free interest rate	1.75%	1.75%	3.25%

Weighted average fair value of options granted during the year	$3.11	$3.28	$4.50

Advertising

Costs related to space in publications are expensed as incurred. Advertising expense was approximately $504,000, $306,000 and $299,000 in 2003, 2002 and 2001, respectively.

Hooper Holmes, Inc.	32

Hooper Holmes, Inc. and Subsidiaries

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires companies to record the fair value of an asset retirement obligation as a liability in the period in which they incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. Companies also record a corresponding asset which is depreciated over the life of the asset. The Company adopted SFAS No. 143 on January 1, 2003. This statement did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” The Interpretation clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. This interpretation is applicable to guarantees issued or modified after December 31, 2002. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a free standing financial instrument that is within its scope as a liability or as an asset in some circumstances. The provisions of this statement are effective starting July 1, 2003 for the Company. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. As of December 31, 2003, we have not identified any VIE’s that would require consolidation or any significant exposure to VIE’s that would require disclosure.

Note 2 — Acquisitions and Dispositions

During 2003, the Company acquired specific assets and liabilities of seven health information services companies, purchased Medimax, Inc., an independent medical exam company in October 2003, and in April 2003, purchased the 45% minority interest in Heritage Labs that it did not previously own, to bring its ownership interest to 100%. Relative to the Medimax acquisition, additional consideration of up to $2.7 million could be payable in 2005 and 2006 if certain performance criteria are met. The Company paid additional contingent consideration of $1.0 million relative to our acquisition of D&D Associates since certain performance criteria were met. These acquisitions strengthened the Company’s position and market share as a leader in providing outsourced risk assessment services to the life and health insurance industries and claims management services to the automobile and workers’ compensation industries.

33	Annual Report 2003

Hooper Holmes, Inc. and Subsidiaries

The aggregate purchase price of these acquisitions, including acquisition costs, was approximately $18.3 million. None of the individual purchase prices of these acquisitions exceeded $6.8 million. These acquisitions resulted in a total purchase price in excess of net assets acquired of $13.2 million, identifiable tangible assets of $1.1 million, identifiable intangible assets of $3.0 million, and non-competition agreements of $1.0 million. Identifiable intangible assets are being amortized on a straight line basis over a period of 9 years and non-competition agreements are being amortized on a straight line basis over a weighted average useful life of 4.2 years. In accordance with SFAS No. 142, which the Company adopted on January 1, 2002, goodwill is no longer amortized. The Heritage Labs acquisition requires the payment of $1.7 million and $2.8 million of purchase price in 2005 and 2006, respectively. These amounts are included within other long-term liabilities on the consolidated balance sheet and are accruing interest at a weighted average rate of 5%.

Also in 2003, the Company’s U.K. subsidiary, Medicals Direct Group (MDG) acquired three complimentary companies. The acquisitions of these entities increased MDG’s market share and enhanced its position as a market leader in the Screening and General Medicals businesses. The aggregate purchase price of these acquisitions, including acquisition costs, was approximately $6.5 million. These acquisitions resulted in a total purchase price in excess of net assets acquired of $4.6 million, identifiable tangible assets of $3.8 million, identifiable intangible assets of $1.0 million, non-competition agreements of $0.3 million and liabilities of $3.2 million. Identifiable intangible assets are being amortized on a straight line basis over a period of 9 years and non-competition agreements are being amortized on a straight line basis over a weighted average useful life of 2.0 years.

The 2003 acquisitions are not material to the consolidated financial statements individually or in the aggregate. On a pro forma basis, the effect on the operations from the 2003 acquisitions was not material except for additional annual amortization expense of approximately $.8 million.

On August 15, 2002, the Company acquired all of the outstanding common shares of Medicals Direct Group, located in the United Kingdom. Medicals Direct Group provides paramedical examinations and underwriting services to the life insurance industry, medical services through company operated clinics and medical reports to the legal profession. This acquisition affords the Company the opportunity to enter the U.K. insurance market and to leverage Medicals Direct to expand into insurance markets throughout Europe. The purchase price paid at closing was approximately $7.5 million plus acquisition related costs of approximately $0.6 million. In accordance with the purchase agreement, the Company will make an additional payment to certain Medicals Direct Group shareholders during the first quarter of 2004 for approximately $0.8 million, and another performance contingency payment during the second quarter of 2004, for approximately $0.9 million. The Company has accrued, in Accrued Expenses “Other”, these payments at December 31, 2003, as the contingent payments were deemed to be probable of being paid. Upon acquisition, the Company recorded goodwill in the amount of $9.7 million and identifiable intangible assets in the amount of $1.0 million. Identifiable intangible assets consist of customer base of $0.8 million and tradename of $0.2 million with weighted average useful lives of 9 and 10 years, respectively. The goodwill is not deductible for tax purposes.

On October 31, 2002, the Company acquired all of the issued and outstanding common stock of “684” Associates, Ltd., doing business as D&D Associates. D&D is a New York based independent medical examinations (IME) company which provides case management services primarily to property and casualty insurance companies in the New York City metropolitan area. This acquisition has allowed the Company to enter the IME market and is consistent with the Company’s strategy of acquiring businesses in growth areas that complement our core health

Hooper Holmes, Inc.	34

Hooper Holmes, Inc. and Subsidiaries

information business. The purchase price was $39 million including acquisition related costs of approximately $1.0 million, and was funded from the Company’s existing cash. In 2003, a revenue based performance criteria, as outlined in the stock purchase agreement, was met. As a result, the Company made an additional payment of $1.0 million in 2003. As a result of an independent third party valuation, the Company has recorded goodwill in the amount of $19.8 million and intangible assets in the amount of $18.2 million. The goodwill is expected to be deductible for tax purposes. Identifiable intangible assets are comprised of customer relationships $15.0 million, tradename $2.0 million, physicians network $0.4 million, and a noncompetition agreement valued at $0.8 million and are being amortized over their useful lives of 15 years, 20 years, 10 years and 5 years, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisitions:

(in thousands)	Medicals Direct Group As of August 15, 2002	D&D Associates As of October 31, 2002
Cash	$952	$657
Accounts receivable	2,479	3,244
Other assets	346	87
Property, plant and equipment	590	451
Intangible assets	950	18,220
Goodwill	9,721	19,752

Total assets acquired	$15,038	$42,411

Current liabilities	$3,712	$2,265
Deferred taxes	379	—
Long term debt	87	—
Other long term liabilities	1,234	—

Total liabilities acquired	$5,412	$2,265

Net assets acquired	$9,626	$40,146

The following unaudited pro forma information has been prepared as if the acquisitions of Medicals Direct Group and D&D Associates had occurred on January 1, 2001. The unaudited pro forma financial information does not purport to represent our consolidated results of operations or financial position that would have been achieved had the transactions to which pro forma effect is given been consummated as of the dates or for the periods indicated.

(in thousands, except per share data)	2002	2001
Revenues	$292,323	$274,921
Net income	16,481	15,833
Earnings per share – Basic	$.25	$.24
Earnings per share – Diluted	$.25	$.23

During 2002, the Company acquired specific assets and liabilities of ten health information services companies. The aggregate purchase price of these acquisitions was approximately $7.5 million including acquisition related costs of approximately $0.1 million, and has resulted in total costs in excess of net assets acquired of $6.5 million, identifiable intangible assets of $0.5 million, and non-competition agreements of approximately $0.6 million. Identifiable intangible assets and the non-competition agreements are being amortized on a straight line basis over a

35	Annual Report 2003

Hooper Holmes, Inc. and Subsidiaries

period of 3 to 9 years. On a pro forma basis, the effect on the operations of the 2002 health information acquisitions was not material.

During 2001, the Company acquired specific assets and liabilities of twelve health information services companies. The aggregate purchase price of these acquisitions including acquisition costs was approximately $6.8 million and has resulted in total costs in excess of net assets acquired of approximately $6.0 million. Of the $6.0 million costs in excess of net assets acquired, $4.3 million related to acquisitions prior to June 30, 2001, which is the date the Company adopted FASB Statement No. 141, “Business Combinations,” and are being amortized on a straight line basis over a period of 10 to 25 years. The costs in excess of net assets acquired for acquisitions subsequent to June 30, 2001 were not amortized. Additionally, noncompetition agreements were entered into in the aggregate amount of approximately $0.8 million and are being amortized on a straight line basis over 3 to 5 years.

All of the aforementioned acquisitions discussed above, have been accounted for using the purchase method of accounting and the purchase price of the acquisitions has been assigned to the net assets based on the fair value of such assets and liabilities at the date of acquisition. The consolidated financial statements include the results of operations from the respective dates of purchase.

Note 3 — Operating Segments

Effective January 1, 2003, the Company has two reportable operating segments: the Health Information Business Unit (HIBU) and the Diversified Business Unit (DBU). The HIBU includes our core health information operations: Portamedic, Infolink, Heritage Labs and Medicals Direct. It provides a full range of paramedical services to the life insurance industry in the U.S. and the United Kingdom. The DBU operating segment, which consists of D&D Associates and Medimax, Inc., provides independent medical examinations (IME) case management services primarily for property and casualty insurers and claims reviewers.

The segments’ accounting policies are the same as those described in Note 1: Summary of Significant Accounting Policies discussed in this annual report on Form 10-K, except that interest expense and non-operating income and expenses are not allocated to the individual operating segment when determining segment profit or loss.

A summary of segment information as of and for the years ended December 31, 2003 and 2002, are presented below (in thousands.) There was no DBU segment in 2001.

	For the year ended December 31, 2003			For the year ended December 31, 2002
	HIBU	DBU	Total	HIBU	DBU	Total
Revenue	$266,610	$33,572	$300,182	$255,179	$5,138	$260,317
Depreciation and Amortization	5,512	1,450	6,962	4,935	279	5,214
Operating income	20,684	6,110	26,794	20,786	1,086	21,872
Total assets	233,445	21,851	255,296	229,926	6,304	236,230

Hooper Holmes, Inc.	36

Hooper Holmes, Inc. and Subsidiaries

Note 4 — Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for sale securities by major security type and class of security at December 31, 2003 and December 31, 2002, was as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
At December 31, 2003
Bank certificates of deposit	$197,000	$0	$(595)	$196,405
Government agencies	1,561,517	24	(2,574)	1,558,967
Government bonds and notes	552,260	2,600	(0)	554,860
Corporate debt securities	8,275,042	42,675	(24,617)	8,293,100

	$10,585,819	$45,299	$(27,786)	$10,603,332

At December 31, 2002
Bank certificates of deposit	$590,000	$0	$0	$590,000
Government agencies	3,295,847	12,082	0	3,307,929
Government bonds and notes	5,080,240	35,244	0	5,115,484
Corporate debt securities	13,575,625	173,021	(958)	13,747,688

	$22,541,712	$220,347	$(958)	$22,761,101

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2003 (maturities of mortgage-backed securities and collateralized mortgage obligations have been presented based upon estimated cash flows, assuming no change in the current interest rate environment):

	Amortized Cost	Fair Value
Due Within one year	$4,904,069	$4,942,015
Due after one year through five years	4,684,013	4,674,186
Due after five years through ten years	997,737	987,131

	$10,585,819	$10,603,332

Proceeds from the sale of investment securities available for sale were $38,787,133 and $41,951,838 for the years ended December 31, 2003 and 2002, respectively. Gross realized gains included in income for the years ended December 31, 2003, 2002 and 2001, were $171,238, $230,172 and $230,735, respectively, and gross realized losses included in income for the years ended December 31, 2003, 2002 and 2001 were $55,235, $41,945 and $1,746, respectively.

Note 5 — Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss) which refers to those expenses, gains and losses which are excluded from net income.

37	Annual Report 2003

Hooper Holmes, Inc. and Subsidiaries

	Twelve Month Period Ended
	December 31, 2003	December 31, 2002	December 31, 2001
Net income	$15,846,615	$14,292,543	$15,246,905
Other comprehensive income:
Unrealized holding gains (losses) arising during period	(55,946)	40,275	336,692
Less: reclassification adjustment for (gains) losses included in net income	(69,602)	(114,818)	(135,103)

Net unrealized gain (loss) on securities, net of tax	(125,548)	(74,543)	201,589

Foreign currency translation	820,394	33,827	—

Total other comprehensive income	$16,541,461	$14,251,827	$15,448,494

Accumulated other comprehensive income as reported in the accompanying consolidated balance sheet, consists of $854,221 of foreign currency translation adjustments and $1,498 of unrealized gains, net, at December 31, 2003, and $33,827 of foreign currency translation adjustments and $127,046 of unrealized gains, net, at December 31, 2002.

Note 6 — Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts in the amount of $1,102,309 and $1,020,569 in 2003 and 2002, respectively.

Note 7 — Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31, 2003	December 31, 2002	Estimated Useful Life In Years
Land and improvements	$627,672	$627,672	10 - 20

Building and improvements	5,882,427	5,546,082	10 - 45

Furniture, fixtures and equipment	26,494,735	24,446,393	3 - 10

	$33,004,834	$30,620,147

Note 8 — Investment

On January 31, 2001, the Company entered into a marketing and equity investment agreement with e-Nable Corporation (e-Nable), at a total original cost of $5.0 million. e-Nable provides Internet-based business processing solutions that allow integration of data sources, underwriting intelligence, distribution channels and insurance products. In August 2001, the Company executed a convertible promissory note agreement with e-Nable, to provide additional financing for up to $1.75 million. The Company has no future commitment to contribute additional funds to e-Nable. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments.

During the second quarter of 2002, the Company recorded a 25% write down of the carrying value of its investment in and advances to e-Nable, which resulted in a pre-tax charge of $1.6 million, or $1.0 million after tax. The adjustment was estimated based on an assessment of the fair

Hooper Holmes, Inc.	38

Hooper Holmes, Inc. and Subsidiaries

value of the investment and was primarily the result of the difficulty e-Nable was having in securing additional financing in the capital markets. During the third quarter of 2002, the Company wrote off the entire remaining carrying value of its investment in and advances to e-Nable, which resulted in a pre-tax charge of $5.1 million, or $3.1 million after tax. The adjustment was based on the Company’s conclusion that the decrease in the fair value of the investment was other than temporary, given that e-Nable has been unsuccessful in its attempt to secure additional capital. The Company has no future obligation or intent to fund the operations of e-Nable.

Note 9 — Long Term Debt

On October 29, 1999, the Company entered into a $100 million Amended and Restated Revolving Credit and Term Loan Agreement with three banks. This senior credit facility consists of a $65 million, six-year term loan, and a $35 million, three-year revolving loan, both unsecured. During 2001, the three year revolving loan expiration date was extended for one year to October 31, 2003. During 2003, the revolving loan expiration date was extended for three years to October 31, 2006. As of December 31, 2003 and 2002, $3.0 million was outstanding against the term loan. Principal payments of $1.0 million each are due to be repaid on January 31, 2004, 2005 and 2006. The Company has not borrowed under the $35 million revolving loan. There are no additional borrowings available under the original $65 million term loan due to previous borrowings which have been repaid.

Both the term loan and the revolving loan bear interest at either the prime rate minus ½% to plus ¼% or LIBOR plus ¾% to 1 ¾%, depending on the ratio of our consolidated funded debt, as defined, to earnings before interest, taxes, depreciation and amortization, or “EBITDA.” As of December 31, 2003, interest was payable at an effective average annual interest rate of 1.96%. Either loan can be prepaid without penalty at any time. Also, commitment fees of up to 0.3% of the unused revolving loan are charged, and the agreement contains certain financial covenants related to dividends, fixed charge coverage and funded debt to “EBITDA” ratio, and stock re-purchases.

As of December 31, 2002, Heritage Labs, a majority owned subsidiary of the Company, had outstanding obligations under its bank note in the amount of $0.4 million, which was repaid in March 2003.

Note 10 — Commitments and Contingencies

The Company leases branch field offices under a number of operating leases which expire in various years through 2008. These leases generally contain renewal options and require the Company to pay all executory costs (such as property taxes, maintenance and insurance). The Company also leases telephone, computer and other miscellaneous equipment. These leases also expire in various years through 2008. The following is a schedule of future minimum lease payments for operating leases (with initial or remaining terms in excess of one year) as of December 31, 2003:

Year Ending December 31,
2004	$11,542,719
2005	5,941,143
2006	2,332,229
2007	1,152,431
2008	706,088

Total minimum lease payments	$21,674,610

39	Annual Report 2003

Hooper Holmes, Inc. and Subsidiaries

Rental expense under operating leases totaled $14,149,103, $13,786,642 and $12,739,549 in 2003, 2002 and 2001, respectively.

Effective May 23, 2003, the Company entered into an employment agreement with James M. McNamee, the Company’s President and Chief Executive Officer. The employment agreement was filed as exhibit 10.1 to Form 10Q for the quarter ended June 30, 2003.

The Company has employment retention contracts with certain executive officers of the Company for a two year period from the date a change in control occurs as further defined in the contracts.

On June 20, 2002, the Company, and subsequently its three principal competitors, were notified by the California Department of Health Services (DHS) that they were in violation of the California Business and Professions Code, with respect to the drawing of blood by phlebotomists on a mobile basis. The Company disagreed with the Department’s interpretation of the law, retained legal counsel and worked with the Department to develop a reasonable interpretation of the law and a plan that allowed the Company to continue using phlebotomists to draw blood. The paramedical industry, working with a lobbyist, was successful in persuading the legislature to enact a law exempting the paramedical industry from licensure by the DHS. The Governor signed the bill into law in February 2004. The Company continues to service its customers in the State of California without interruption.

On July 11, 2003, the Company received a determination from the Internal Revenue Service that one individual the Company contracted with as an independent contractor, should have been classified as an employee in 2002. This ruling also applies to any other individuals engaged by the Company under similar circumstances. The ruling also states that the Company may not be subject to adverse consequences as the Company may be entitled to relief under applicable tax laws (Section 530 of the Revenue Act of 1978). The Company and its advisors are continuing to review this determination. Management believes that the Company qualifies for relief under Section 530, and, based on this, expects the outcome of this matter will not have a material effect on the Company’s consolidated financial position, results of operations and liquidity.

The Company is aware of allegations that an independent examiner, who billed work through an independent contractor, which in turn billed work through the Company, assaulted certain insurance applicants whom were examined. The examiner did not work for the Company nor was the Company aware that the examiner was performing insurance examinations. The Company has agreed to reimburse one of its insurance company clients, which it billed for examinations performed by this examiner, for certain legal, consulting and other costs incurred by the client. The Company and the client have also agreed upon an apportionment of any liability that may stem from examinations performed by the independent examiner and the Company has accrued a liability for this exposure. To date, the Company is aware of one claim arising from the conduct of the independent examiner which has been settled. The Company expensed $1.2 million relative to this matter in 2003 and based on the information currently available, management believes that the final outcome will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 11 — Litigation

The Company is party to a number of legal actions arising in the ordinary course of its business. In the opinion of management, the Company has substantial legal defenses and/or insurance coverage with respect to all of its other pending legal actions; accordingly, none of these actions is expected to have a material adverse effect on the Company’s liquidity, its results of operations or its consolidated financial position.

Hooper Holmes, Inc.	40

Hooper Holmes, Inc. and Subsidiaries

Note 12 — Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the new rules, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 “Business Combinations,” for recognition separate from goodwill. Effective January 1, 2002, the date the Company adopted SFAS 142, the Company reclassified $0.8 million of previously recorded value related to acquired workforce into goodwill and ceased amortizing this amount. The Company was also required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments by the end of the first interim period after adoption. For intangible assets identified as having indefinite useful lives, the Company was required to test those intangible assets for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment was measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. The results of this analysis did not require the Company to recognize an impairment loss. The Company also completed its annual impairment test as of December 31, 2003 and did not have an impairment loss.

During 2003, the Company completed several acquisitions which have resulted in the addition of $17.8 million of goodwill and $5.4 million of identifiable intangible assets to the consolidated financial statements. Intangible assets acquired consist of customer base of $3.9 million, trade names of $0.1 million, non-competition agreements of $1.3 million and physician network of $0.1 million. Amortization expense related to the acquired intangible assets for the year ended December 31, 2003 was approximately $0.3 million.

All identifiable intangible assets are being amortized over their estimated useful lives, as indicated below. Intangible assets consist of:

(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
At December 31, 2003
Non-Competition agreements	4.6	$9,734	$(6,729)	$3,005
Referral base	12.4	29,521	(7,002)	22,519
Contractor network	7.3	6,220	(4,455)	1,765
Trademarks and tradenames	18.6	2,617	(289)	2,328

		$48,092	$(18,475)	$29,617

At December 31, 2002
Non-Competition agreements	4.9	$8,405	$(5,327)	$3,078
Referral base	13.4	25,594	(4,784)	20,810
Contractor network	7.3	6,120	(3,955)	2,165
Trademarks and tradenames	19.0	2,559	(138)	2,421

		$42,678	$(14,204)	$28,474

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

41	Annual Report 2003

Hooper Holmes, Inc. and Subsidiaries

examinations (IME) case-management services primarily for property and casualty insurers and claims reviewers.

The changes in the carrying amount of goodwill for the year ended December 31, 2003, are as follows:

	HIBU	DBU	Total
Balance as of December 31, 2002	$98,449,094	$18,626,450	$117,075,544

Acquisition goodwill	16,126,702	1,630,820	17,757,522
Foreign currency translation adjustment	297,678	—	297,678

Balance as of December 31, 2003	$114,873,474	$20,257,270	$135,130,744

The aggregate intangible amortization expense for the years ended December 31, 2003, 2002 and 2001 was approximately $4,271,000, $2,944,000 and $3,102,000, respectively. The estimated acquired intangible amortization expense for the fiscal years ending December 31, 2004 to December 31, 2008 is $4,575,000, $3,936,000, $3,406,000, $2,629,000 and $2,297,000, respectively.

The following pro forma information reconciles reported net income for the year ended December 31, 2001 to adjusted net income, reflecting the impact of SFAS 142.

(in thousands except for earnings per share)	Year ended December 31, 2001
Net income	$15,247
Addback: Goodwill and related intangible amortization, net of tax	2,254

Adjusted net income	$17,501

Basic earnings per share:
Net income	$.24
Goodwill amortization	.03

Adjusted net income	$.27

Diluted earnings per share
Net income	$.23
Goodwill amortization	.03

Adjusted net income	$.26

Hooper Holmes, Inc.	42

Hooper Holmes, Inc. and Subsidiaries

Note 13 — Income Taxes

Income tax expense is comprised of the following:

(in thousands)	2003	2002	2001
Federal:
Current	$9,489	$8,683	$9,303
Deferred	(841)	(1,162)	(545)

State and local:
Current	1,989	1,870	2,094
Deferred	(185)	(235)	(175)

	$10,452	$9,156	$10,677

The following reconciles the “statutory” federal income tax rates to the effective income tax rates:

	2003	2002	2001
Computed “expected” tax expense	35%	35%	35%

Increase (reduction) in tax expense resulting from:
State tax, net of federal benefit	5	6	7
Non-tax deductible amortization of goodwill	—	—	2
Other	—	(2)	(3)

Effective income tax rate	40%	39%	41%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

(in thousands)	2003	2002
Deferred tax assets:
Discontinued operation accruals	$23	$24
Receivable allowance	475	496
Intangible assets	1,065	221
Insurance benefits	60	193
Litigation reserve	154	—
Investment loss	2,690	2,616
Other	233	697

	4,700	4,247

Deferred tax liabilities:
Accumulated depreciation	(327)	(263)
Acquisition bases adjustment, primarily intangibles	(5,335)	(3,374)
Other	(31)	(118)

	(5,693)	(3,755)

Net deferred tax (liability) asset	$(993)	$492

43	Annual Report 2003

Hooper Holmes, Inc. and Subsidiaries

Deferred tax assets (liabilities) are presented in the consolidated balance sheets at December 31, 2003 as follows: other current assets $766,000 and deferred income taxes (noncurrent liability) $(1,759,000) and at December 31, 2002, other current assets $1,359,000 and deferred income taxes (noncurrent liability) $(867,000).

No valuation allowance has been provided on deferred tax assets since management believes that it is more likely than not that such assets will be realized through the reversal of existing deferred tax liabilities and future taxable income. The amount of the valuation allowance could change in the near term if estimates of taxable income change.

Note 14 — Capital Stock

Authorized Shares — As of December 31, 2003, there are 240,000,000 million shares authorized, of which 67,499,074 are issued.

Stock Repurchase Program — On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $25 million per year. For the years ended December 31, 2003, 2002 and 2001, the Company purchased 89,800, 1,346,000 and 1,347,000 shares at a total cost of $0.4 million, $8.6 million and $10.8 million, respectively.

Rights Agreement — On May 23, 2000, the Board of Directors adopted a Rights Agreement to replace the Rights Agreement which expired on June 16, 2000. The Board declared a dividend of one Common Share Purchase Right (a “Right”) for each outstanding share of Common Stock distributable on June 30, 2000.

The Rights Agreement was not adopted in response to any known effort to acquire control of the Company. Rather, the Rights Agreement was adopted in an effort to ensure that all of the Company’s shareholders are treated fairly in the event an attempt is made to take over the Company without paying all shareholders a full and fair price for all of their shares of Common Stock.

Until a person or group acquires 20% or more of the Company’s Common Stock or announces a tender or exchange offer to acquire 30% or more of the Company’s Common Stock (other than a Permitted Offer), the Rights will be evidenced by the Common Stock certificates, will automatically trade with the Common Stock and will not be exercisable. Thereafter, separate Rights certificates will be distributed. If (i) any person or group acquires 20% or more of the Company’s Common Stock (other than by a tender offer for all shares which the Company’s Board of Directors determines to be in the best interests of the Company and its shareholders, or by an inadvertent acquisition after which such person or group promptly divests a sufficient number of shares so that such person’s ownership is less than 20%) or (ii) the Company is involved in a merger or other business combination or sells more than 50% of its assets or earning power, each Right (other than Rights beneficially owned by 20% or more shareholders or certain transferees thereof, which Rights become void) will entitle the holder, upon payment of the exercise price of $110 (as adjusted), to buy a number of shares of Common Stock of the Company or of the acquiring company having a market value of twice the exercise price. If any person or group acquires between 20% and 50% of the Company’s Common Stock, the Company’s Board of Directors may, at its option, exchange each Right for a share of Company Common Stock.

The Rights Agreement will expire on June 15, 2010. In addition, the Rights may be redeemed for $0.01 per Right on or prior to the tenth day after any person or group acquires 20% or more of

Hooper Holmes, Inc.	44

Hooper Holmes, Inc. and Subsidiaries

the Company’s Common Stock, thus clearing the way for an acquisition which the Board believes to be in the best interests of the Company and its shareholders.

Stock Purchase Plan — In 1993, the shareholders approved the 1993 Employee Stock Purchase Plan which provided for granting of purchase rights to all full-time employees, as defined, of up to 2,000,000 shares of Company stock. The plan provided for the purchase of shares on the date one year from the grant date. During the year after the grant date, up to 10% of an employee’s compensation was withheld for their purchase. Employees can cancel their purchases any time during the year without penalty. The purchase price was 95% of the closing common stock price on the grant date. In April 2001, the Company distributed 72,608 shares under the April 2000 grant, and the aggregate purchase price was $551,821. In April 2002, the Company made a grant of approximately 66,237 shares and the aggregate purchase price was $550,429; however, the 2002 plan offering terminated in accordance with the plan’s automatic termination provision. In April 2003, the Company made a grant of approximately 114,321 shares and the aggregate purchase price is approximately $528,163.

Stock Awards — The Company’s Chairman and President is entitled to receive stock awards based on the attainment of performance goals established for any given year. For the years ended December 31, 2003 and 2002, no awards were granted. For the year ended December 31, 2001, 10,000 shares were granted.

On January 28, 2003, a Board resolution was passed to award non-employee directors of the Company up to a maximum of 15,000 shares of the Company’s common stock as compensation. Each director was awarded 5,000 shares on January 31, 2003 and 2004, which vested immediately, and will be awarded 5,000 shares on January 31, 2005, subject to certain conditions. All shares awarded will be restricted under SEC Rule 144, and may not be sold or transferred by the outside director until four years from the date of issue. During the first quarter of 2003, the Company expensed the fair value of the 30,000 shares awarded on January 31, 2003 and such amount is included in SG&A expenses in the consolidated Statement of Income. The total charge was $164,100.

Stock Option Plans — The Company’s stockholders approved stock option plans totaling 4,000,000 shares in 1994 and 1992, 2,400,000 shares in 1997, 2,000,000 shares in 1999 and 3,000,000 shares in 2002, which provide that options may be granted to management. Options are granted at fair value on the dates of the grants and are exercisable as follows: 25% after two years and 25% on each of three anniversary dates thereafter, and terminate after 10 years.

In May 1997, the Company’s stockholders approved the 1997 Director Stock Option Plan for 1,200,000 shares, which provides 200,000 options to non-employee directors. The options were granted at fair value on the date of the grant, and are exercisable in five equal annual installments beginning on the first anniversary of the date of the grant. The Company currently has six non-employee directors.

Also in May 1997, the Company’s stockholders approved the CEO Stock Option Agreement, which provides options to the Chief Executive Officer to acquire 800,000 shares, at an exercise price equal to the fair value at the date of grant. The options vest 160,000 shares annually for five years. Any unvested options became immediately exercisable in 1999, because the two performance related conditions were met: (a) the Company’s earnings per share were at least $.18 for the year ended December 31, 1998, and (b) the Company’s closing stock price was at least $3.75 per share for any consecutive 30 day period during the six months ended June 30, 1999.

45	Annual Report 2003

Hooper Holmes, Inc. and Subsidiaries

The following table summarizes stock option activity:

	Under Option
	Shares Available for Grant	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2000	2,219,208	8,547,200	$4.17
Granted	(1,712,500)	1,712,500	8.15
Exercised	—	(381,600)	2.47
Cancelled	132,300	(132,300)	9.76

Balance, December 31, 2001	639,008	9,745,800	$4.86
Authorized	2,660,792	—	—
Granted	(1,133,600)	1,133,600	6.13
Exercised	—	(1,469,100)	1.74
Cancelled	126,950	(126,950)	7.39

Balance, December 31, 2002	2,293,150	9,283,350	$6.18
Authorized	(16,000)	—	—
Granted	(2,028,600)	2,028,600	5.08
Exercised	—	(151,800)	2.87
Cancelled	230,025	(230,025)	6.72

Balance, December 31, 2003	478,575	10,930,125	$6.18

The weighted average fair value per stock option granted was $3.11 for the 2003 options, $3.01 for the 2002 options, and $4.50 for the 2001 options.

The following table summarizes information concerning options outstanding at December 31, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
$ .98 - $ 1.87	841,500	1.5	$ 1.00	841,500	$ 1.00
2.03 - 3.69	3,195,600	3.3	2.41	4,303,200	2.61
5.02 - 7.13	5,420,725	7.6	6.06	1,518,781	6.80
$10.76 - $12.88	1,472,300	6.2	$12.06	811,775	$12.51

Note 15 — 401k Savings and Retirement Plan

This plan is available to all employees with at least one year of service of greater than 1,000 hours of employment, and is administered by ING/ReliaStar Financial Corporation. The Company matches 25% of the first 10% of employee salary contributions. The Company’s payments for 2003, 2002 and 2001 were $453,000, $432,000 and $427,000, respectively. The Company’s common stock is not an investment option to employees participating in the 401k savings and retirement plan.

Hooper Holmes, Inc.	46

Hooper Holmes, Inc. and Subsidiaries

Independent Auditors’ Report

The Board of Directors and Stockholders

Hooper Holmes, Inc.

We have audited the accompanying consolidated balance sheets of Hooper Holmes, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hooper Holmes, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Standards No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002.

/s/ KPMG LLP

Short Hills, New Jersey February 25, 2004

47	Annual Report 2003

Hooper Holmes, Inc. and Subsidiaries

Selected Financial Data

	For the years ended December 31,
(dollars in thousands except per share data)	2003	2002	2001
Statement of Income Data:
Revenues	$300,182	$260,317	$245,185
Operating income	26,794	21,872	24,111
Interest expense	443	113	204
Income from continuing operations	15,847	14,293	15,247
Loss from discontinued operations	—	—	—
Net income	15,847	14,293	15,247
Earnings per share — basic:
Income from continuing operations	.24	.22	.24
Discontinued operations
Net income	.24	.22	.24
Earnings per share — diluted:	—	—	—
Income from continuing operations	.24	.21	.23
Discontinued operations	—	—	—
Net income	$.24	$.21	$.23

Cash dividends per share	$.050	$.040	$.030

Weighted average shares — basic	64,733,346	64,868,163	64,895,764
Weighted average shares — diluted	66,598,604	67,229,119	67,618,151

Balance Sheet Data (as of December 31):
Working capital	$52,981	$56,160	$94,059
Total assets	255,296	236,230	221,971
Current maturities of long-term debt	1,028	173	240
Long-term debt, less current maturities	2,000	3,314	3,280
Total long-term debt	3,028	3,487	3,520
Stockholders’ equity	219,478	$205,807	$196,407

Per share and share amounts are adjusted to reflect two for one stock splits effective August 22, 1997, January 8, 1999 and April 12, 2000.

48	Annual Report 2003

For the years ended December 31,
2000	1999	1998	1997	1996	1995	1994
$274,974	$237,068	$185,210	$165,353	$156,254	$111,313	$92,534
32,633	36,535	25,592	16,344	8,576	4,059	3,803
1,291	860	3	168	1,394	1,674	994
20,964	20,793	14,185	8,770	4,086	1,667	1,480
—	—	(1,485)	—	—	(14,716)	1,184
20,964	20,793	12,700	8,770	4,086	(13,049)	2,664
.32	.36	.25	.16	.08	.03	.03
—	—	(.03)	—	—	(.27)	.02
.32	.36	.22	.16	.08	(.24)	.05
.31	.34	.24	.15	.08	.03	.03
—	—	(.03)	—	—	(.27)	.02
$.31	$.34	$.21	$.15	$.08	$(.24)	$.05

$.030	$.025	$.018	$.013	$.008	$.008	$.038

64,830,697	57,560,564	56,241,370	55,073,336	53,821,752	53,657,024	53,653,704
68,377,742	61,533,558	59,719,420	57,128,264	54,487,604	53,809,428	53,831,164

$93,305	$56,076	$33,476	$20,381	$11,807	$24,786	$6,407
211,036	184,471	85,016	65,941	61,296	93,997	103,172
197	143	450	—	1,030	8,800	2,150
3,195	65,307	—	—	5,250	26,250	46,327
3,392	65,450	450	—	6,280	35,050	48,477
$191,077	$89,692	$62,294	$48,519	$37,719	$33,132	$46,502

49	Annual Report 2003

Hooper Holmes, Inc. and Subsidiaries

Directors

BENJAMIN A. CURRIER

Retired. Formerly Senior Vice President,

Security Life of Denver Ins. Co. — ING/Barings

Mr. Currier, age 70, was Senior Vice President of Operations for Security Life of Denver Insurance Company, a subsidiary of ING/Barings, in Denver, Colorado prior to his retirement in 1997. Mr. Currier was Vice President, Allstate Life Insurance Company from 1978 to 1995. He has been a director of the Company since 1996, and is a member of the Audit Committee, the Corporate Governance and Nominating Committee and the Executive Compensation Committee. (Term expires at the Annual Meeting in 2005.)

QUENTIN J. KENNEDY

Retired. Formerly Executive Vice President, Secretary and Director,

Federal Paper Board Company

Mr. Kennedy, age 70, was Executive Vice President, Secretary, Treasurer and Director of Federal Paper Board Company in Montvale, New Jersey until his retirement in 1996. He had served in various executive positions with Federal Paper Board since 1960. Mr. Kennedy has been a director of the Company since 1991. He is a member of the Audit Committee. (Term expires at the Annual Meeting in 2006.)

JAMES M. MCNAMEE

Chairman, President and Chief Executive Officer

Mr. McNamee, age 59, has served as Chairman of the Board of Directors of the Company since 1996 and as President and Chief Executive Officer of the Company since 1984. He has been an employee of the Company since 1968, an officer since 1979 and a director since 1984. Mr. McNamee is a member of the Executive Committee. (Term expires at the Annual Meeting in 2004.)

JOHN E. NOLAN

Partner, Steptoe & Johnson LLP

Mr. Nolan, age 76, is a partner in the law firm of Steptoe & Johnson, LLP, Washington, D.C. and has been engaged in the practice of law since 1956. He has been a director of the Company since 1971, and is a member of the Executive Compensation Committee and the Corporate Governance and Nominating Committee. Mr. Nolan is also a director of Iomega Corporation. (Term expires at the Annual Meeting in 2006.)

ELAINE L. RIGOLOSI

Professor of Education and Chair

Department of Organization and Leadership

Teachers College, Columbia University

Dr. Rigolosi, Ed.D, J.D., age 59, is Professor in the Department of Organization and Leadership at Teachers College, Columbia University. She has been associated with Columbia University since 1976, and has maintained a private consulting practice in management for health care organizations since 1974. Dr. Rigolosi has been a director of the Company since 1989, and is a member of the Audit Committee and the Executive Compensation Committee. (Term expires at the Annual Meeting in 2005.)

KENNETH R. ROSSANO

Private Investor.

Formerly Senior Vice President, Cassidy & Associates

Mr. Rossano, age 69, is a private investor. From 1992 to 1999, he was Senior Vice President, Cassidy & Associates in Boston, Massachusetts. From 1991 to 1992, he was Vice President, Development, Massachusetts Higher Education Assistance Corporation in Boston, Massachusetts. He has been a director of the Company since 1967, and is a member of the Executive Committee and the Corporate Governance and Nominating Committee. Mr. Rossano is also a director of Active International, Inc. and A+ America, Inc. and Chairman of the Katherine Gibbs School of Boston. (Term expires at the Annual Meeting in 2004.)

G. EARLE WIGHT

Retired, Formerly Senior Vice President,

Hooper Holmes, Inc.

Mr. Wight, age 70, was Senior Vice President of the Company from 1985 until his retirement in 2002, and has been a director of the Company since 1966. Mr. Wight is a member of the Executive Committee. (Term expires at the Annual Meeting in 2004.)

Officers

JAMES M. MCNAMEE

Chairman, President and Chief Executive Officer

DAVID J. GOLDBERG

Senior Vice President

ROBERT WILLIAM JEWETT

Senior Vice President, General Counsel and Secretary

STEVEN A. KARIOTIS

Senior Vice President

FRED LASH

Senior Vice President, Chief Financial Officer and Treasurer

RAYMOND A. SINCLAIR

Senior Vice President

ALEXANDER WARREN

Senior Vice President

JOSEPH A. MARONE

Vice President, Controller

Hooper Holmes, Inc.	50

Hooper Holmes, Inc. and Subsidiaries

Common Stock Information

•	Traded on the American Stock Exchange (AMEX) under the symbol “HH”

•	Options on HH common stock are also traded on the American Stock Exchange

•	Included in Standard & Poor’s Small Cap 600 and Russell 2000 indices

•	As of February 13, 2004 there were 1,089 shareholders of record.

Form 10-K

Holders of the Company’s common stock may obtain, without charge, a copy of the Hooper Holmes, Inc. Annual Report on Form 10-K as filed with the Securities and Exchange Commission upon request.

Address inquires to:

Secretary

Hooper Holmes, Inc.

170 Mt. Airy Road

Basking Ridge, NJ 07920

Independent Certified Public Accountants

KPMG LLP

Short Hills, NJ

Transfer Agents & Registrar

Registrar and Transfer Company

Cranford, NJ

Annual Meeting

May 25, 2004,

at the Company’s Headquarters

Corporate Headquarters

Hooper Holmes, Inc.

170 Mt. Airy Road

Basking Ridge, NJ 07920

908.766.5000

www.hooperholmes.com

Dividend Reinvestment Plan

The Hooper Holmes Dividend Reinvestment Plan is designed to enable record shareholders of Hooper Holmes’ Common Shares to acquire additional Common Shares through the automatic investment of their cash dividends. With this Plan, there are no transaction charges or brokerage commissions associated with the purchase of Common Shares, thereby permitting the entire amount of your dividend to be invested. The Plan is administered for Hooper Holmes by Registrar and Transfer Company. For more information or an enrollment form, please contact Registrar and Transfer Company at 800.866.1340, ext. 2648.

Hooper Holmes, Inc.	51

Hooper Holmes, Inc. and Subsidiaries

Quarterly Common Stock Price Range and Dividends

(dollars)

	2003			2002
Quarter	High	Low	Dividend	High	Low	Dividend
First	$6.35	$4.14	$.013	$10.49	$7.70	$.01
Second	7.44	5.20	.013	10.98	8.00	.01
Third	7.28	6.63	.013	8.01	5.00	.01
Fourth	$6.89	$5.07	$.013	$6.98	$5.50	$.01

Quarterly Financial Data (Unaudited)

(dollars in thousands, except per share data)

	Revenues	Gross profit	Net Income	Per Share of Common Stock Net Income
Quarter				Basic	Diluted
2003
Fourth	$75,609	$20,779	$2,781	$.04	$.04
Third	73,552	20,612	3,313.05		.05
Second	76,170	22,331	5,095.08		.08
First	74,850	22,751	4,658.07		.07

Total	$300,181	$86,473	$15,847	$.24	$.24

2002
Fourth	$68,221	$19,123	$4,424	$.07	$.07
Third	59,591	15,864	136	—	—
Second	66,015	18,981	3,920.06		.06
First	66,490	20,589	5,813.09		.08

Total	$260,317	$74,557	$14,293	$.22	$.21

Hooper Holmes, Inc.	52