Form 10-Q
period 2004-03-31
HOOPER HOLMES INC
filed 2004-05-10
CIK 741815

FORM 10Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2004
Common stock, $.04 par value	64,908,123

HOOPER HOLMES, INC. AND SUBSIDIARIES

Hooper Holmes, Inc.

Consolidated Balance Sheets

(unaudited)

	03/31/2004	12/31/2003
ASSETS
Current Assets:
Cash and cash equivalents	$19,087,297	$28,291,019
Marketable securities	6,681,972	10,603,332
Accounts receivable, net	40,554,106	34,663,082
Other current assets	6,687,238	6,569,707

Total current assets	73,010,613	80,127,140

Property, plant and equipment:
Land and land improvements	627,672	627,672
Building	4,940,562	4,940,562
Furniture, fixtures and equipment	27,412,210	26,494,735
Leasehold improvements	900,523	941,865

Total property, plant and equipment	33,880,967	33,004,834
Less: Accumulated depreciation and amortization	23,996,774	23,393,981

Property, plant and equipment, net	9,884,193	9,610,853

Goodwill	140,537,860	135,130,744
Intangible assets, net	33,538,014	29,617,156
Other assets	565,110	810,358

Total assets	$257,535,790	$255,296,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,018,662	$1,028,363
Accounts payable	12,325,991	12,106,987
Accrued expenses:
Salaries, wages and fees	1,212,111	1,478,189
Income taxes payable	4,601,508	3,116,446
Other	8,421,424	9,416,252

Total current liabilities	27,579,696	27,146,237

Long term debt, less current maturities	1,000,000	2,000,000
Other long term liabilities	4,720,298	4,554,160
Deferred income taxes	1,674,695	1,758,879
Minority interest	412,299	358,705

Stockholders’ equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 67,499,074 in 2004 and 2003.	2,699,963	2,699,963
Additional paid-in capital	127,299,050	127,487,718
Accumulated other comprehensive income	1,067,902	855,719
Retained earnings	110,721,253	108,613,932

	241,788,168	239,657,332
Less: Treasury stock at cost (2,590,951 and 2,662,151 shares)	19,639,366	20,179,062

Total stockholders’ equity	222,148,802	219,478,270

Total liabilities and stockholders’ equity	$257,535,790	$255,296,251

See accompanying notes to unaudited consolidated financial statements.

Hooper Holmes, Inc.

Consolidated Statements Of Income

(unaudited)

	Three months ended March 31,
	2004	2003
Revenues	$79,993,184	$74,849,933
Cost of operations	57,148,224	52,099,098

Gross profit	22,844,960	22,750,835
Selling, general and administrative expenses	17,792,562	14,949,384

Operating income	5,052,398	7,801,451
Other income (expense):
Interest expense	(147,987)	(60,160)
Interest income	105,069	214,551
Other expense, net	(123,333)	(325,141)

	(166,251)	(170,750)

Income before income taxes	4,886,147	7,630,701
Income taxes	1,805,230	2,973,000

Net income	$3,080,917	$4,657,701

Earnings per share:
Basic	0.05	0.07
Diluted	$0.05	$0.07

Weighted average number of shares:
Basic	64,876,031	64,744,169
Diluted	66,747,322	66,222,850

See accompanying notes to unaudited consolidated financial statements.

Hooper Holmes, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$3,080,917	$4,657,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,933,956	1,600,701
Provision for bad debt expense	0	45,000
Deferred tax benefit	(84,184)	(66,765)
Net realized loss on marketable securities available for sale	1,558	24,296
Issuance of stock awards	206,400	164,100
Loss on sale of fixed assets	0	(5,891)
Change in assets and liabilities:
Accounts receivable	(4,839,857)	(3,713,358)
Other current assets	147,614	513,533
Accounts payable and accrued expenses	(96,562)	50,329

Net cash provided by operating activities	349,842	3,269,646

Cash flows from investing activities:
Purchases of marketable securities	(1,765,284)	(7,706,727)
Redemptions of marketable securities	5,695,448	8,829,580
Business acquisition, net of cash acquired	(10,946,661)	(2,378,961)
Investment in e-nable.com	0	0
Capital expenditures	(515,236)	(440,973)

Net cash used in investing activities	(7,531,733)	(1,697,081)

Cash flows from financing activities:
Principal payments on long term debt	(1,159,700)	(426,090)
Proceeds related to the exercise of stock options	75,247	23,503
Treasury stock acquired	0	(418,248)
Dividends paid	(973,595)	(809,437)

Net cash used in financing activities	(2,058,048)	(1,630,272)

Effect of exchange rate changes on cash	36,217	1,693

Net decrease in cash and cash equivalents	(9,203,722)	(56,014)
Cash and cash equivalents at beginning of year	28,291,019	23,298,151

Cash and cash equivalents at end of period	$19,087,297	$23,242,137

Supplemental disclosure of non-cash investing activity
Change in net unrealized gain on marketable secutiries available for sale	$1,068	$26,808

Supplemental disclosure of cash flow information
Cash paid (received) during the quarter for:
Interest	$62,588	$48,394
Income taxes	$207,523	$1,609,097

See accompanying notes to unaudited consolidated financial statements.

HOOPER HOLMES, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2004

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

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Note 2: Earnings Per Share

“Basic” earnings per share equals net income divided by the weighted average common shares outstanding during the period. “Diluted” earnings per share equals net income divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. Common stock equivalents (1,871,291 and 1,478,681 for the three months ended March 31, 2004 and 2003) are shares assumed to be issued if outstanding stock options were exercised.

Options to purchase 3,839,925 and 5,310,850 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2004 and 2003 because their exercise prices exceeded the average market price of outstanding common shares for the period and were therefore antidilutive.

Note 3: Stock-Based Compensation

The Company has stock-based employee compensation plans. In December 2002, the FSAB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, and amendment of FASB Statement No. 123.” This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. The Company continues to account for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to adopt the disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, and amendment of FASB Statement No. 123.” No stock-based compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to stock-based employee compensation:

	Three Months Ended March 31,
(thousands of dollars, except per share data)	2004	2003
Net income, as reported	$3,081	$4,658
Add: Stock based employee compensation expense included in reported net income, net of related tax effect	124	100
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	579	843

Pro forma net income	$2,626	$3,915

Earnings per share:
Basic, as reported	$.05	$.07
Basic, pro forma	$.04	$.06
Diluted, as reported	$.05	$.07
Diluted, pro forma	$.04	$.06

During the first quarter of 2004 and 2003, options were granted totaling 50,000 shares and 2,028,600 shares, respectively, with exercise prices equal to the fair market value at date of grant. The fair value of each stock option granted during the quarter ended March 31, 2004 and March 31, 2003 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	Three Months Ended
	March 31, 2004	March 31, 2003
Expected Life	7.0	9.8
Expected Volatility	51.35%	51.02%
Expected Dividend Yield	0.82%	0.71%
Risk-free Interest Rate	3.25%	1.75%
Weighted Average Fair Value	$3.71	$3.05

On January 28, 2003, a Board resolution was passed to award non-employee directors of the Company up to a maximum of 15,000 shares of the Company’s common stock as compensation. Each director was awarded 5,000 shares on January 31, 2003 and 2004, which vested immediately, and will be awarded 5,000 shares on January 31, 2005, subject to certain conditions. All shares awarded will be restricted under SEC Rule 144, and may not be sold or transferred by the outside director until four years from the date of issue. During the first quarters of 2003 and 2004, the Company expensed the fair value of the 30,000 shares awarded both in January 2003 and 2004 and such amount is included in Selling, General and Administrative expenses in the consolidated Statement of Income. The total charge was $164,100 and $206,400 in the first quarter of 2003 and 2004, respectively.

Note 4: Comprehensive Income

Comprehensive income consists of net income, unrealized gains and losses on marketable securities classified as available-for-sale, and foreign currency translation.

	Three Month Period Ended
	March 31, 2004	March 31, 2003
Net Income	$3,080,917	$4,657,701
Other comprehensive income, net of tax:
Unrealized holding losses arising during period	(11,297)	(1,695)
Less: reclassification adjustment for gains included in net income	935	(14,821)

Net unrealized loss on securities	(10,362)	(16,516)

Foreign currency translation	201,821	2,283

Total comprehensive income	$3,272,376	$4,643,468

Note 5: Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for sale securities by major security type and class of security at March 31, 2004 and December 31, 2003, were as follows:

	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Losses	Fair Value
At March 31, 2004

Bank certificates of deposit	$382,000	$0	$(1,190)	$380,810
Government agencies	358,412	290	(0)	358,702
Government bonds & notes	705,324	1,726	(312)	706,738
Corporate debt securities	5,217,655	18,942	(875)	5,235,722

Total	$6,663,391	$20,958	$(2,377)	$6,681,972

At December 31, 2003

Bank certificates of deposit	$197,000	$0	$(595)	$196,405
Government agencies	1,561,517	24	(2,574)	1,558,967
Government bonds & notes	552,260	2,600	(0)	554,860
Corporate debt securities	8,275,042	42,675	(24,617)	8,293,100

Total	$10,585,819	$45,299	$(27,786)	$10,603,332

Maturities of debt securities classified as available-for-sale were as follows at March 31, 2004 (maturities of mortgage-backed securities and collateralized mortgage obligations have been presented based upon estimated cash flows, assuming no change in the current interest rate environment):

	Amortized Cost	Fair Value
Due within one year	$5,421,156	$5,439,415
Due after one year through five years	1,242,235	1,242,557

	$6,663,391	$6,681,972

Proceeds from the sale of investment securities available-for-sale were $5,695,448 and $8,829,580 in the three months ended March 31, 2004 and 2003, respectively. Gross realized gains included in income in the three months ended March 31, 2004 and 2003 were $12,832 and $24,296 respectively, and gross realized losses included in income in the three months ended March 31, 2004 and 2003 were $14,931 and $0, respectively.

Note 6: Capital Stock

The net tax benefit derived from the exercise of stock options was $ 0.1 million for the three months ended March 31, 2004 and 2003. Options exercised for the three months ended March 31, 2004 and March 31, 2003, totaled 41,200 shares and 11,500, respectively, all of which were issued from Treasury Stock.

On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $ 25 million. For the three months ended March 31, 2003, the Company purchased 89,800 shares at a total cost of approximately $0.4 million. The Company did not purchase any treasury shares during the first quarter of 2004.

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

The changes in the carrying amount of goodwill for the three months ended March 31, 2004, are as follows:

	HIBU	DBU	Total
Balance as of December 31, 2003	$114,873,474	$20,257,270	$135,130,744

Acquisitions	763,333	4,550,487	5,313,821
Foreign currency translation adjustment	93,296	—	93,295

Balance as of March 31, 2004	$115,730,103	$24,807,757	$140,537,860

The aggregate amortization expense for intangible assets for the three months ended March 31, 2004, and 2003, was approximately $1,242,000 and $991,000, respectively. The estimated intangible amortization expense for the fiscal years ending December 31, 2004 to December 31, 2008 is $5,111,000, $4,450,000, $3,748,000, $2,953,000 and $2,614,000, respectively.

All intangible assets are being amortized over their estimated useful lives, as indicated below. Intangible assets consist of:

(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
At March 31, 2004
Non-competition agreements	4.5	$10,279	$(7,164)	$3,115
Referral base	12.7	33,503	(7,639)	25,864
Contractor network	7.3	6,330	(4,585)	1,745
Trademarks and tradenames	18.9	3,143	(329)	2,814

		$53,255	$(19,717)	$33,538

At December 31, 2003
Non-competition agreements	4.6	$9,734	$(6,729)	$3,005
Referral base	12.4	29,521	(7,002)	22,519
Contractor network	7.3	6,220	(4,455)	1,765
Trademarks and tradenames	18.6	2,617	(289)	2,328

		$48,092	$(18,475)	$29,617

Note 8: Commitments and Contingencies

On June 20, 2002, the Company, and subsequently its three principal competitors, were notified by the California Department of Health Services (DHS) that it was in violation of the California Business and Professions Code with respect to the drawing of blood by phlebotomists on a mobile basis. The Company disagreed with the Department’s interpretation of the law, retained legal counsel, and worked with the Department to develop a reasonable interpretation of the law and a plan that allowed the Company to continue using phlebotomists to draw blood. The paramedical industry, working with a lobbyist, was successful in persuading the legislature to enact a law exempting the paramedical industry from licensure by the DHS. The Governor signed the bill into law in February 2004. The Company continues to service it customers in the State of California without interruption.

On July 11, 2003, the Company received a determination from the Internal Revenue Service that one individual the Company contracted with as an independent contractor, should have been classified as an employee in 2002. This ruling also applies to any other individuals engaged by the Company under similar circumstances. The ruling also states that the Company may not be subject to adverse consequences as the Company may be entitled to relief under applicable tax laws (Section 530 of the Revenue Act of 1978). The Company and its advisors are continuing to review this determination. Management believes that the Company qualifies for relief under Section 530 and, based on this, expects the outcome of this matter will not have a material effect on the Company’s consolidated financial position, results of operations and liquidity.

The Company is aware of allegations that an independent examiner, who billed work through an independent contractor, which in turn billed work through the Company, assaulted certain insurance applicants whom were examined. The examiner did not work for the Company nor was the Company aware that the examiner was performing insurance examinations. The Company has agreed to reimburse one of its insurance company clients, which it billed for examinations performed by this examiner, for certain legal, consulting and other costs incurred by the client, as well as an apportionment of any liability that may stem from examinations performed by the independent examiner. The related costs and estimated liability were accrued in 2003. To date, the Company is not aware of any claims arising from the conduct of the independent examiner. The Company expects that the outcome of this matter will not have a material effect on the Company’s consolidated financial position, or liquidity. However, it could have an impact on the financial results of any one reporting period.

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

Note 9: Acquisitions and Dispositions

During the first quarter of 2004, the Company acquired specific assets and liabilities of one health information service company (HIBU) and the stock of Allegiance Health, Inc. a Diversified Business Unit Company (DBU), a privately held provider of independent medical examinations, for an aggregate purchase price of $10.9 million, including acquisition costs. The Allegiance Health, Inc. acquisition also provides for potential contingent consideration of up to $3.0 million which could be payable in 2005 if certain performance criteria are met.

The allocation of the purchase price for the 2004 acquisitions is set forth below:

	Total	Weighted Average Useful Life
Goodwill	$5.3
Identifiable intangible assets	4.6	15.4 years
Identifiable tangible assets	1.4
Non-competitor agreements	0.6	2.6 years
Liabilities Assumed	(1.0)

Total	$10.9

Note 10: Operating Segments

The Company has two reportable operating segments: the Health Information Business Unit (HIBU) and the Diversified Business Unit (DBU). HIBU includes our core health information operations: Portamedic, Infolink, Heritage Labs and Medicals Direct. It provides a full range of paramedical services to the life insurance industry in the U.S. and the United Kingdom. The DBU operating segment, which consists of D&D Associates, Medimax, Inc. and Allegiance Health, Inc., provides Independent Medical Examinations (IME) case-management services primarily for property and casualty insurers and claims reviewers.

The segments’ accounting policies are the same as those described in the summary of significant accounting policies discussed in the Company’s 2003 annual report on Form 10-K except that interest expense and non-operating income and expenses are not allocated to the individual operating segment when determining segment profit or loss.

A summary of segment information as of and for the three month period ended March 31, 2004 and 2003 is presented below (in thousands).

	As of and for the three month ended March 31, 2004			As of and for the three month ended March 31, 2003
	HIBU	DBU	Total	HIBU	DBU	Total
Revenue	$70,272	$9,721	$79,993	$66,097	$8,753	$74,850

Operating Income	$4,541	$511	$5,052	$5,977	$1,824	$7,801

Total Assets	$230,846	$26,690	$257,536	$233,983	$5,487	$239,470

Note 11: Recently Issued Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46R (revised December 2003), “Consolidation of Variable Interest Entities (VIE’s),” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. As of March 31, 2004, we have not identified any VIE’s that would require consolidation or any significant exposure to VIE’s that would require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operation - Three months ended March 31, 2004 compared to three months ended March 31, 2003

Overview:

Hooper Holmes, Inc. is one of the nation’s leading providers of outsourced risk assessment services to the life and health insurance industry and medical evaluation and claims management services to the automobile insurance and workers’ compensation industries. Our services include arranging and providing mobile paramedical and medical examinations, independent medical examinations (IME), personal health interviews, record collection and laboratory testing which help life insurance companies evaluate the risks associated with underwriting insurance policies and property and casualty insurers evaluate physical injuries. We provide our risk assessment services nationwide through our network of registered and licensed practical nurses, physicians, phlebotomists and medical and EKG technicians. Our evaluation and claims management services are provided primarily in the states of New York, New Jersey and Pennsylvania but on occasion in other states in the U.S. through three regional offices. Our services are provided to most of the insurance companies in the United States and Puerto Rico as well as those in the United Kingdom.

In evaluating the Company’s operating performance and financial condition, management is focused on:

•	retaining and expanding the share of a client’s business we enjoy;

•	securing additional clients;

•	delivering a superior service to our customers, at the lowest price.

Management operates and views the business through two distinct business units. The Health Information Business Unit (HIBU) consists of the Company’s Portamedic, Infolink, Heritage Labs, and Medicals Direct Group (MDG), our U.K. subsidiary. It provides paramedical, laboratory, attending physician statement (APS), inspection report and underwriting services used to underwrite life, health and disability insurance. The Diversified Business Unit (DBU) consists of D&D Associates, Medimax, Inc., and Allegiance Health, Inc. (Allegiance). Allegiance was acquired in January of 2004. The DBU provides outsourced claims management services to automobile and workers’ compensation insurance carriers.

During the first quarter of 2004, the Company purchased one paramedical examination company in the (HIBU) segment and Allegiance, an independent medical exam company in the (DBU) segment for an aggregate purchase price of $10.9 million. The acquisition of Allegiance, based in Lake Success, NY, underscores the Company’s commitment to continue expanding our claims management business. We expect to continue to supplement organic growth with acquisitions in other states.

The following provides a summary of the results of our operations for the three months ended March 31, 2004 and 2003 and a detailed discussion regarding these results follows.

•	Portamedic revenues decreased $4.4 million in first quarter of 2004 compared to the first quarter of 2003.

•	Medicals Direct Group (U.K. subsidiary) revenues increased $6.2 million to $9.4 million in first quarter of 2004 compared to the first quarter of 2003.

•	Heritage Labs revenues in first quarter of 2004 were $4.3 million compared to $3.5 million in first quarter of 2003. The number of samples tested increased 31%.

•	Diversified Business Unit (DBU) revenues for the first quarter of 2004 were $9.7 million compared to $8.8 million for the first quarter of 2003.

•	Total SG&A increased $2.8 million or 19% for the first quarter of 2004 compared to the first quarter of 2003.

•	Consolidated operating income decreased to $5.1 million in the first quarter of 2004 compared to $7.8 million for the first quarter of 2003.

Revenues:

Comparative Revenues are set forth below:

(in millions)	Quarter Ended March 31,		Increase/ (Decrease)
	2004	2003	Change	%
Portamedic	$50.0	$54.4	$(4.4)	(8.1)
Infolink	6.6	4.9	1.7	34.5
Heritage Labs	4.3	3.5	0.7	20.5
Medicals Direct	9.4	3.3	6.2	188.5

Total HIBU segment	70.3	66.1	4.2	6.3
DBU segment	9.7	8.7	0.9	11.1

Total Revenues	$80.0	$74.8	$5.1	6.9

Total consolidated revenues for 2004 increased 6.9% to $80.0 million for the first quarter of 2004, compared to $74.8 million for the first quarter of 2003.

Revenues for the HIBU segment increased $4.2 million to $70.3 million for the first quarter of 2004, compared to $66.1 million for the first quarter of 2003. Within this segment, revenues of the Portamedic business decreased $4.4 million to $50.0 million for first quarter of 2004, compared to $54.4 million for the first quarter of 2003, and revenues of the Infolink business increased 34.5% to $6.6 million for first quarter of 2004, compared to $4.9 million for first quarter of 2003. Factors that contributed to the Portadedic revenue decline are:

•	a 4.9% decrease in the number of paramedical examinations performed from 702,000

•	for first quarter of 2003 to 668,000 for first quarter of 2004.

•	reduced life insurance application activity in 2004, compared to the first quarter of 2003. The Medical Information Bureau Group, Inc. (MIB), a provider of information and database management services, reported that life insurance applications were down 2.0% in the first quarter of 2004 compared to the first quarter of 2003.

•	average unit pricing reductions. The average revenue per examination decreased during the first quarter of 2004 compared to the first quarter of 2003 by approximately 2.1%. We believe this reduction reflects the current competitive environment that exists in the paramedical industry. Price has become the primary driver in the selection process by insurance companies to choose paramedical providers. Management is aggressively pricing its products in order to retain customer approvals and market share.

Infolink revenue increased due to the number of Infolink reports increasing to 128,000 for the first quarter of 2004, from 108,000 for the first quarter of 2003. The increase is due to:

•	Units produced from our center in Kansas City which opened in July 2003, and

•	An increase in the number of branch generated Attending Physicians Statements (APS’s).

Management believes the increase in the number of APS’s is due to the Company’s Portamedic F.A.S.T. product, which provides clients with a quicker turnaround time APS’s.

Also, within this segment, Heritage Labs revenues grew 20.5% for the first quarter of 2004 to $4.3 million, from $3.5 million for the first quarter of 2003. This result is due to:

•	the number of samples tested increasing 31% to 206,000 samples for the first quarter of 2003, from 157,000 samples for the first quarter of 2003.

•	the average price per sample tested increased slightly by 0.5% for the first quarter of 2004 compared to the first quarter of 2003. Heritage Labs has priced products to new customers at attractive and often breakeven prices for short periods of time in order to attract new customers. We believe this approach has been successful and is causing this upward price change.

•	enhanced product offering. We offer insurance companies the convenience of a one-stop shop for their health information needs. Offering combined laboratory and paramedical pricing and services is increasingly more common in this competitive landscape.

Revenues for the first quarter of 2004 for Medicals Direct Group (MDG), the Company’s UK based subsidiary, were $9.4 million, and were $3.3 million for the first quarter of 2003. Approximately $2.0 million of the growth is attributed to the 2003 acquisitions completed by Medicals Direct. Additionally, Medicals Direct continues to grow organically as favorable trends in the U.K. insurance market continue.

The services offered by MDG are “Screenings,” the equivalent of Hooper Holmes’ paramedical examination service; “Underwriting,” which is underwriting life insurance policies on an outsourced basis; “General Medicals,” which provides independent medical reports for legal, corporate, and insurance industries; and “Clinics,” which offer physical examination screening services for public transportation and corporate agencies.

Our future revenue stream is dependent upon the stability and growth of the life and other segments of the insurance industry and the number of new policies being written which require medical underwriting information. Management is hopeful that insurance application activity will resume to more traditional levels throughout 2004. Pricing of our services has become a significant business factor but we remain confident that we will hold our market share and that our company-owned branch structure, and automation efficiencies, will allow us to continue to be successful in this challenging competitive environment.

Revenues for the Diversified Business Unit (DBU) segment totaled $9.7 million in the first quarter of 2004, and were $8.7 million in the first quarter of 2003.

Revenue from the October 2003 acquisition of Medimax, Inc., and the January 2004 acquisition of Allegiance Health, Inc. accounted for $2.9 million of this increase. This increase was offset by a decline in revenues experienced by D&D Associates during the first quarter of 2004 of approximately $1.9 million or 21.8% from the first quarter of 2003, and the decrease is primarily due to the following:

•	a decline in automobile claims activity in the state of New York. We believe this is attributable to more conservative underwriting standards.

•	certain large insurance company clients more evenly distributing claims cases among their approved vendors.

•	legislative changes requiring claimants and medical practitioners to notify insurers, on a more timely basis of a potential claim. This has resulted in a decline in the number of claims that may be considered for an Independent Medical Exam (IME) or Peer Review (PR).

•	increased enforcement of insurance fraud laws by the New York State Insurance Fraud Bureau and special investigative units of insurance companies, which reduces their need for additional risk assessment services.

The Company continues its efforts to counter this revenue decline by expanding its market share through:

•	continuing to focus on the higher quality of service standards it believes it has over its competitors

•	aggressively marketing its services to other no-fault automobile insurance providers, and by continued expansion into workers’ compensation markets

•	seeking acquisition targets that offer similar services in other states that have a “No-Fault” system of automobile insurance, and entry into significant workers’ compensation markets.

Cost of Operations:

The following table summarizes Cost of Operations for the quarter ended March 31, 2004 compared to March 31, 2003.

(in millions)	For the Quarter Ended March 31,
	2004	% of Revenues	2003	% of Revenues
HIBU:
Portamedic and Infolink	$40.7	72.0	$42.0	70.8
Herritage Labs	2.5	59.6	2.3	64.9
Medicals Direct Group	7.1	74.9	2.2	67.6

Total HIBU	50.3	71.7	46.5	70.3

DBU:
	6.8	69.8	5.6	64.3

Total	$57.1	71.4	$52.1	69.6

The Company’s consolidated cost of operations for the first quarter of 2004 totaled $57.1 million compared to $52.1 million for the first quarter of 2003. As a percentage of revenues, cost of operations increased to 71.4% for the first quarter of 2004 compared to 69.6% for the first quarter of 2003.

Cost of operations for the HIBU segment totaled $50.3 million for the first quarter of 2004, compared to $46.5 for the first quarter of 2003, an increase of $3.9 million, and as a percentage of revenues, totaled 71.7% for the first quarter of 2004, compared to 70.3% for the first quarter of 2003. Within the HIBU segment, cost of operations for the Portamedic and Infolink businesses totaled $40.7 million for the first quarter of 2004, compared to $42.0 million for the first quarter of 2003. As a percentage of Portamedic and Infolink revenues, cost of operations totaled 72.0% for the first quarter of 2004 and 70.8% for the first quarter of 2003. As a percentage of revenues, the increase is due to lower revenue levels for the first quarter of 2004, increased branch operating expenses, and an increase in Infolink revenues which has a lower gross margin compared to declining revenues in Portamedic, which has a higher gross margin.

Cost of operations for Heritage Labs increased to $2.5 million for the first quarter of 2004, compared to $2.3 million for the first quarter of 2003, and as a percentage of revenues totaled 59.6% for the first quarter of 2004, compared to 64.9% for the first quarter of 2003. The dollar increase is due to higher revenue levels for 2004. This decrease is primarily due to lower lab material costs and an increase in the average revenue per sample tested.

Cost of operations for Medicals Direct Group, our U.K. subsidiary, totaled $7.1 million for the first quarter of 2004 and $2.2 million for the first quarter of 2003. As a percentage of revenues, cost of sales totaled 74.9% for the first quarter of 2004 compared to 67.6% for the first quarter of 2003. The dollar increase in cost of sales is the result of:

•	higher revenue levels in the first quarter of 2004 from organic growth

•	revenue from the companies acquired during 2003, which historically have had higher direct and operating costs. As MDG integrates these businesses into its own complementary operations, management believes that cost of sales levels will be reduced to more traditional MDG levels.

Cost of operations for the DBU segment totaled $6.8 million for the first quarter of 2004, compared to $5.6 million for the first quarter of 2003. As a percentage of revenues, cost of sales totaled 69.8% for the first quarter of 2004, compared to 64.3% for the first quarter of 2003. The increase in cost of sales as a percentage of revenues is due to the acquisitions of Medimax, Inc. (acquired in October 2003) and Allegiance Health, Inc. (acquired in January 2004), which have higher operating expenses than D&D Associates.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative (SG&A) expenses totaled $17.8 million for the first quarter of 2004, compared to $14.9 million for the first quarter of 2003, and as a percentage of revenues totaled 22.2% compared to 20.0% respectively.

SG&A for the HIBU segment increased $1.8 million to $15.4 million for the first quarter of 2004, compared to $13.5 million for the first quarter of 2003. As a percentage of HIBU revenues, SG&A totaled 21.9% compared to 20.5% for the first quarter of 2004 and 2003, respectively. The dollar increase within the HIBU is due to:

•	costs associated with the three companies acquired by MDG in 2003, approximately $0.6 million.

•	employee benefits – largely attributable to premium increases for health and workers’ compensation insurances, $0.2 million.

•	amortization of intangible assets attributable to acquisitions completed in 2004, and the impact in the first quarter of 2004 for 2003 acquisitions, $0.2 million.

•	communications expenses associated with the FAST program, $0.4 million.

SG&A for the DBU, totaled $2.4 million for the first quarter of 2004, compared to $1.4 million for the first quarter of 2003. The increase is the result of SG&A costs associated with the acquisitions of Medimax, Inc. in October 2003, and the January 1, 2004 acquisition of Allegiance Health, Inc., a total increase of $0.9 million and increased employee benefit costs of $0.1 million, when converting to Hooper Holmes benefit plans.

Operating income:

As a result of the aforementioned, the Company’s consolidated operating income decreased 35.2% to $5.1 million for the first quarter of 2004, from $7.8 million for the first quarter of 2003, and as a percentage of revenues, decreased to 6.3% compared to 10.4%, respectively.

Operating income for the HIBU segment decreased to $4.6 million for the first quarter of 2004 from $6.1 million for the first quarter of 2003, and as a percentage of revenues, decreased to 6.5% compared to 9.2%, respectively.

Operating income for the DBU segment decreased $1.2 million to $0.5 million for the first quarter of 2004 compared to $1.7 million for the first quarter of 2003. As a percentage of revenues, operating income was 5.3% for the first quarter of 2004, compared to 19.6% for the first quarter of 2003.

Other:

Interest income for the first quarter of 2004 decreased to $0.1 million from $0.2 million for the first quarter of 2004 as compared to the first quarter of 2003 due to slightly lower interest rates and lower levels of invested funds. The reduced levels of invested funds is due to cash used to fund the 2004 acquisitions.

Interest expense increased to $0.15 million for the first quarter of 2004, compared to $0.06 million for the first quarter of 2003. This increase is due to interest accruing on the portion of the purchase price due in 2005 and 2006 for the Heritage Labs acquisition completed in the second quarter of 2003, and interest on the factoring of Medicals Direct accounts receivable of the companies acquired in mid 2003.

The effective tax rate was 37% and 39% for the first quarter of 2004 and 2003, respectively. The tax rate decreased for the first quarter of 2004 compared to 2003 due to lower levels of tax free interest income, offset by a lower tax rate relating to the profits of Medicals Direct Group, which operates in the United Kingdom.

Net income for the first quarter of 2004 was $3.1 million or $0.05 per diluted share versus $4.7 million or $0.07 per diluted share for the first quarter of 2003.

Inflation did not have a significant effect on the Company’s operations in 2004.

Liquidity and Financial Resources

The Company’s primary sources of cash are internally generated funds, cash equivalents, marketable securities and the Company’s $35 million credit facility. Our current ratio as of March 31, 2004 was 2.6 to 1, compared to 3.0 to 1 at December 31, 2003. As of March 31, 2004 and December 31, 2003, working capital was 45.4 million and 53.0 million, respectively.

For the three months ended March 31, 2004, the net cash provided by operating activities was $0.3 million as compared to $3.3 million for the three months ended March 31, 2003. The significant sources were net income of $3.1 million, $1.9 million of depreciation and amortization, which were offset by an increase in accounts receivable of $4.8 million. Consolidated days sales outstanding, measured on a rolling 90 day basis, was 46.3 at March 31, 2004, compared to 42.3 days at December 31, 2003 and 38.0 days at March 31, 2003. The increase in accounts receivable at March 31, 2004 compared to December 31, 2003 is partially the result of typically strong collections in December 2003. Also, certain customers have indicated they will be paying within Hooper’s net 30 day terms, due to the consolidation of payment processing centers and the limitation of resources to process payments. Previously these customers paid in less than 30 days. Additionally, the Allegiance Health, Inc. acquisitions added $1.0 million to accounts receivable.

On January 28, 2003, a Board resolution was passed to award non-employee directors of the Company up to a maximum of 15,000 shares of the Company’s common stock as compensation. Each director was awarded 5,000 shares on January 31, 2003 and 2004, which vested immediately, and will be awarded 5,000 shares on January 31, 2005, subject to certain conditions. All shares awarded will be restricted under SEC Rule 144, and may not be sold or transferred by the outside director until four years from the date of issue. During the first quarters of 2003, and 2004, the Company expensed the fair value of the 30,000 shares awarded both on January 2003 and January 2004 and such amount is included in Selling, General and Administrative expenses in the consolidated Statement of Income. The total charge was $164,100 and $206,400 in the first quarter of 2003 and 2004, respectively.

On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $25 million per year. For the three months ended March 31, 2003, the Company purchased 89,800 shares at a total cost of $0.4 million. The Company did not purchase any treasury shares during the first quarter of 2004.

On October 29, 1999, the Company entered into a $100 million Amended and Restated Revolving Credit and Term Loan Agreement with three banks. This senior credit facility consists of a $65 million six-year term loan and a $35 million three-year revolving loan, both unsecured. During 2001, the three-year revolving loan expiration date was extended for one year to October 31, 2003. During 2003, the revolving loan expiration date was extended for three years to October 31, 2006. There are no borrowings outstanding against the revolving loan at March 31, 2004. There are no additional borrowings available under the original $65 million term loan due to previous borrowings which have been repaid. As of March 31, 2004, $2.0 million is outstanding against the term loan. Principal payments of $1.0 million are due to be repaid on January 31, 2005 and 2006. The Company has not borrowed under the $35 million revolving loan.

Both the term loan and the revolving loan bear interest at either the prime rate minus  1/2% or LIBOR plus  3/4% to 1¾%, depending on the ration of our consolidated funded debt, as defined, to earnings before interest, taxes, depreciation and amortization, or “EBITDA.” As of March 31, 2004, interest was payable at an effective average annual interest rate of 1.99%. Either loan can be prepaid without penalty at any time. Also, commitment fees of up to 0.3% of the unused revolving loan are charged, and the agreement contains certain financial covenants related to dividends, fixed charge coverage, funded debt to “EBITDA” ratio and stock re-purchases.

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results. Quarterly dividends paid in February 2004 were $0.015 per share and totaled $1.0 million. At its April 27, 2004 Board Meeting, the Company declared a quarterly dividend of $0.015 per share.

We have no material commitments for capital expenditures.

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

The Company is aware of allegations that an independent examiner, who billed work through an independent contractor, which in turn billed work through the Company, assaulted certain insurance applicants whom were examined. The examiner did not work for the Company nor was the Company aware that the examiner was performing insurance examinations. The Company has agreed to reimburse one of its insurance company clients, which it billed for examinations performed by this examiner, for certain legal, consulting and other costs incurred by the client, as well as an apportionment of any liability that may stem from examinations performed by the independent examiner. The related costs and estimated liability were accrued in 2003. To date, the Company is not aware of any claims arising from the conduct of the independent examiner. The Company expects that the outcome of this matter will not have a material effect on the Company’s consolidated financial position, or liquidity. However, it could have an impact on the financial results of any one reporting period.

In the past, some state agencies have claimed that the Company improperly classified its examiners as independent contractors for purposes of state unemployment tax laws and that the Company was therefore liable for taxes in arrears, or for penalties for failure to comply with its interpretation of the laws. The Company received an adverse determination in the State of California, and as a result, converted its independent contractors to employees. Other similar state claims are also pending. There are no assurances that the Company will prevail in these cases, or that the Company will not be subject to similar claims in other states in the future.

Critical Accounting Policies

There were no changes to the Company’s critical accounting policies during the three months ended March 31, 2004. Such policies are described in the Company’s 2003 Annual Report on Form 10-K.

Recently Issued Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46R (revised December 2003), “Consolidation of Variable Interest Entities (VIE’s),” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. As of March 31, 2004, we have not identified any VIE’s that would require consolidation or any significant exposure to VIE’s that would require disclosure.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company invests its securities with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company’s debt security portfolio represents funds held temporarily pending use in our business and operations. The Company mitigates this risk by investing in only high credit quality securities that it believes to be low risk and by positioning its portfolio to respond to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of March 31, 2004.

(in thousands)	2004	2005	2006	2007	2008	2009 & Thereafter	Total	Estimated Fair Value
Fixed Rate Investments	$4,275	$1,774	$500	$0	$0	$0	$6,549	$6,682

Average Interest Rates	3.06%	1.52%	1.55%	0.00%	0.00%	0.00%	2.53%

Item 4. Controls and Procedures

As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation or that would likely materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases made by the Company during the quarter ended March 31, 2004.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans of programs	Maximum number of shares that may yet be purchased under the plans or programs (a)
January 1 – 31, 2004	0	—	0	—

February 1 – 29, 2004	0	—	0	—

March 1 – 31, 2004	0	—	0	—

Total	0	—	0	2,500,000

(a)	On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2,500,000 shares of the Company’s common stock for an aggregate purchase price not to exceed $25 million. The Company did not purchase any treasury shares during the first quarter of 2004.

Item 6 – Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

(i)	A report on Form 8-K, filed March 1, 2004, regarding a press release issued on February 25, 2004, announcing the Company’s financial results for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hooper Holmes, Inc.

Dated: May 10, 2004

BY: /s/ James M. McNamee
James M. McNamee
Chairman, President and Chief Executive Officer

BY: /s/ Fred Lash
Fred Lash
Senior Vice President
Chief Financial Officer & Treasurer