Form 10-Q
period 2004-06-30
HOOPER HOLMES INC
filed 2004-08-09
CIK 741815

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2004

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

Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2).

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at June 30, 2004
Common stock, $.04 par value	65,031,779

HOOPER HOLMES, INC. AND SUBSIDIARIES

Hooper Holmes, Inc.

Consolidated Balance Sheets

(unaudited)

	06/30/2004	12/31/2003
ASSETS
Current Assets:
Cash and cash equivalents	$16,208,093	$28,291,019
Marketable securities	2,302,924	10,603,332
Accounts receivable, net	37,484,683	34,663,082
Other current assets	7,009,641	6,569,707

Total current assets	63,005,341	80,127,140
Property, plant and equipment:
Land and land improvements	627,672	627,672
Building	4,994,195	4,940,562
Furniture, fixtures and equipment	28,735,428	26,494,735
Leasehold improvements	1,238,884	941,865

Total property, plant and equipment	35,596,179	33,004,834
Less: Accumulated depreciation and amortization	24,406,465	23,393,981

Property, plant and equipment, net	11,189,714	9,610,853
Goodwill	148,785,863	135,130,744
Intangible assets, net	37,887,021	29,617,156
Other assets	517,441	810,358

Total assets	$261,385,380	$255,296,251

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$1,087,502	$1,028,363
Accounts payable	13,970,460	12,106,987
Accrued expenses:
Salaries, wages and fees	1,368,543	1,478,189
Income taxes payable	4,192,829	3,116,446
Other	10,056,672	9,416,252

Total current liabilities	30,676,006	27,146,237
Long term debt, less current maturities	1,000,000	2,000,000
Other long term liabilities	3,055,930	4,554,160
Deferred income taxes	1,608,708	1,758,879
Minority interest	230,350	358,705
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 67,499,074 in 2004 and 2003.	2,699,963	2,699,963
Additional paid-in capital	126,877,758	127,487,718
Accumulated other comprehensive income	823,689	855,719
Retained earnings	113,115,030	108,613,932

	243,516,440	239,657,332
Less: Treasury stock at cost (2,467,295 and 2,662,151 shares)	18,702,054	20,179,062

Total stockholders' equity	224,814,386	219,478,270

Total liabilities and stockholders' equity	$261,385,380	$255,296,251

See accompanying notes to unaudited consolidated financial statements.

Hooper Holmes, Inc.

Consolidated Statements Of Income

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues	$82,842,117	$76,170,351	$162,835,300	$151,020,284
Cost of operations	59,770,135	53,839,079	116,918,358	105,938,179

Gross profit	23,071,982	22,331,272	45,916,942	45,082,105
Selling, general and administrative expenses	17,352,770	13,976,194	35,145,331	28,925,576

Operating income	5,719,212	8,355,078	10,771,611	16,156,529
Other income (expense):
Interest expense	(195,908)	(115,358)	(343,894)	(175,517)
Interest income	51,264	257,408	156,332	471,959
Other expense, net	(76,612)	(188,662)	(199,946)	(513,803)

	(221,256)	(46,612)	(387,508)	(217,361)

Income before income taxes	5,497,956	8,308,466	10,384,103	15,939,168
Income taxes	2,128,951	3,213,246	3,934,181	6,186,246

Net income	$3,369,005	$5,095,220	$6,449,922	$9,752,922

Earnings per share:
Basic	$0.05	$0.08	$0.10	$0.15
Diluted	$0.05	$0.08	$0.10	$0.15

Weighted average number of shares:
Basic	64,987,776	64,756,409	64,931,903	64,750,322
Diluted	66,615,086	66,694,179	66,684,779	66,458,515

See accompanying notes to unaudited consolidated financial statements.

Hooper Holmes, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$6,449,922	$9,752,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,178,477	3,248,449
Provision for bad debt expense	0	90,000
Deferred tax benefit	(150,171)	(144,537)
Net realized loss (gain) on marketable securities available for sale	1,204	(134,646)
Issuance of stock awards	206,400	164,100
Loss on sale of fixed assets	0	(20,499)
Change in assets and liabilities:
Accounts receivable	862,772	(4,320,394)
Other current assets	23,792	1,550,134
Accounts payable and accrued expenses	(1,930,326)	1,999,692

Net cash provided by operating activities	9,642,070	12,185,221

Cash flows from investing activities:
Purchases of marketable securities	(1,698,350)	(18,303,230)
Redemptions of marketable securities	9,987,226	20,690,095
Business acquisition, net of cash acquired	(24,726,692)	(17,811,428)
Capital expenditures	(2,304,146)	(1,316,753)

Net cash used in investing activities	(18,741,962)	(16,741,316)

Cash flows from financing activities:
Principal payments on long term debt	(1,519,132)	(435,416)
Proceeds from employee stock purchase plan	458,101	0
Proceeds related to the exercise of stock options	104,166	329,264
Treasury stock acquired	0	(418,248)
Dividends paid	(1,948,823)	(1,620,107)

Net cash used in financing activities	(2,905,688)	(2,144,507)

Effect of exchange rate changes on cash	(77,346)	1,638

Net decrease in cash and cash equivalents	(12,082,926)	(6,698,964)
Cash and cash equivalents at beginning of year	28,291,019	23,298,151

Cash and cash equivalents at end of period	$16,208,093	$16,599,187

Supplemental disclosure of non-cash investing activity
Change in net unrealized gain on marketable securities available for sale	$(32,227)	$(119,358)
Supplemental disclosure of cash flow information
Cash paid during the quarter for:
Interest	$71,337	$106,245
Income taxes	$2,635,076	$7,193,252

See accompanying notes to unaudited consolidated financial statements.

HOOPER HOLMES, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2004

Note 1:	Basis of Presentation

The financial information included herein is unaudited however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 annual report on Form 10-K.

The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

The SEC’s rules and regulations require that the Company’s independent auditor complete a review of the interim consolidated financial statements included within this quarterly report on Form 10-Q prior to the filing of the Form 10-Q. Subsequent to the end of the second quarter of 2004, the Audit Committee of the Company’s Board of Directors commenced an inquiry into certain reimbursements to the Company’s CEO for charitable contributions and other expenditures made by or at the direction of the CEO in the Company’s name, such contributions and expenditures having been asserted to be in violation of the Company’s Code of Conduct and Ethics and a breach of fiduciary duty, and certain other unspecified violations of the Code of Conduct and Ethics. The Audit Committee has engaged independent counsel to assist it in this inquiry and independent counsel has, in turn, engaged an independent accounting firm to assist it. Due to the ongoing nature of this investigation, the Company has been advised by its independent auditor, KPMG LLP, that KPMG is not able to complete its review, in accordance with Rule 10-01(d) of Regulation S-X promulgated by the SEC, of the Company’s interim consolidated financial statements as of and for the three and six month periods ended June 30, 2004, prior to the completion of the Audit Committee’s inquiry. Accordingly, this Form 10-Q is filed with the Securities and Exchange Commission without such review. The Company anticipates amending this Form 10-Q when the inquiry is finalized and the independent auditors’ review is complete.

Note 2:	Earnings Per Share

“Basic” earnings per share equals net income divided by the weighted average common shares outstanding during the period. “Diluted” earnings per share equals net income divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. Common stock equivalents (1,627,310 and 1,937,770 for the three months ended and 1,752,876 and 1,708,193 for the six months ended June 30, 2004 and 2003, respectively) are shares assumed to be issued if outstanding stock options were exercised.

Options to purchase 4,858,175 and 3,935,925 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2004 and 2003, respectively, and 4,349,050 and 4,623,388 shares for the six months ended June 30, 2004 and 2003, respectively, because their exercise prices exceeded the average market price of outstanding common shares for the period and were therefore antidilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of dollars, except per share data)	2004	2003	2004	2003
Net income, as reported	$3,369	$5,095	$6,450	$9,753
Add: Stock based employee compensation expense included in reported net income, net of related tax effect	—	—	124	100
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	574	732	1,287	1,575

Pro forma net income	$2,795	$4,363	$5,287	$8,278

Earnings per share:
Basic, as reported	$.05	$.08	$.10	$.15
Basic, pro forma	$.04	$.07	$.08	$.13
Diluted, as reported	$.05	$.08	$.10	$.15
Diluted, pro forma	$.04	$.07	$.08	$.12

During the first quarter of 2004 and 2003, options were granted totaling 50,000 shares and 2,028,600 shares, respectively, with exercise prices equal to the fair market value at date of grant. There were no stock option grants during the quarter ended June 30, 2004 and 2003. The fair value of each stock option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions.

	Three and Six Months Ended
	June 30, 2004	June 30, 2003
Expected Life (in years)	7.0	9.8
Expected Volatility	51.35%	51.02%
Expected Dividend Yield	0.82%	0.71%
Risk-free Interest Rate	3.25%	1.75%
Weighted Average Fair Value	$3.71	$3.05

On January 28, 2003, a Board resolution was passed to award non-employee directors of the Company up to a maximum of 15,000 shares of the Company’s common stock as compensation. Each director was awarded 5,000 shares on January 31, 2003 and 2004, which vested immediately, and will be awarded an additional 5,000 shares on January 31, 2005, subject to certain conditions. All shares awarded or to be rewarded will be restricted under SEC Rule 144, and may not be sold or transferred by the outside director until four years from the date of issue. During the first quarters of 2003 and 2004, the Company expensed the fair value of the 30,000 shares awarded both in January 2003 and 2004 and such amount is included in Selling, General and Administrative expenses in the consolidated Statement of Income. The total charge was $164,100 and $206,400 in the first quarter of 2003 and 2004, respectively.

Note 4:	Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss) which refers to those revenues, expenses, gains and losses which are excluded from net income. Other comprehensive income includes unrealized gains and losses on marketable securities classified as available-for-sale.

	Three Month Period Ended		Six Month Period Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net Income	$3,369,005	$5,095,220	$6,449,922	$9,752,922
Other comprehensive income:
Unrealized holding gains (losses) on marketable securities arising during period	(20,477)	11,021	(11,050)	9,326
Less: reclassification adjustment for (gains) losses included in net income	(212)	(67,313)	723	(82,134)

Net unrealized gain (loss) on securities	(20,689)	(56,292)	(10,327)	(72,808)

Foreign Currency Translation	(223,524)	92,211	(21,703)	60,667

Total comprehensive income	$3,124,792	$5,131,139	$6,417,892	$9,740,781

Note 5:	Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for sale securities by major security type and class of security at June 30, 2004 and December 31, 2003, were as follows:

	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Losses	Fair Value
At June 30, 2004
Bank certificates of deposit	$382,000	$0	$(1,448)	$380,552
Government agencies	0	0	(0)	0
Government bonds & notes	501,475	0	(8,650)	492,825
Corporate debt securities	1,434,163	230	(4,846)	1,429,547

Total	$2,317,638	$230	$(14,944)	$2,302,924

At December 31, 2003
Bank certificates of deposit	$197,000	$0	$(595)	$196,405
Government agencies	1,561,517	24	(2,574)	1,558,967
Government bonds & notes	552,260	2,600	(0)	554,860
Corporate debt securities	8,275,042	42,675	(24,617)	8,293,100

Total	$10,585,819	$45,299	$(27,786)	$10,603,332

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2004 (maturities of mortgage-backed securities and collateralized mortgage obligations have been presented based upon estimated cash flows, assuming no change in the current interest rate environment):

	Amortized Cost	Fair Value
Due within one year	$1,816,163	$1,810,099
Due after one year through five years	501,475	492,825

	$2,317,638	$2,302,924

Proceeds from the sale of investment securities available-for-sale were $9,987,226 and $20,690,095 in the six months ended June 30, 2004 and 2003, respectively. Gross realized gains included in income in the six months ended June 30, 2004 and 2003 were $17,205 and $135,320 respectively, and gross realized losses included in income in the six months ended June 30, 2004 and 2003 were $18,409 and $674, respectively.

Note 6:	Capital Stock

The net tax benefit derived from the exercise of stock options was $ 0.1 million for the six months ended June 30, 2004 and 2003. Options exercised for the six months ended June 30, 2004 and June 30, 2003, totaled 65,700 shares and 101,300, respectively, all of which were issued from treasury stock.

On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $ 25 million. For the three months ended June 30, 2003, the Company purchased 89,800 shares at a total cost of approximately $0.4 million. The Company did not purchase any treasury shares during the six months ended June 30, 2004.

Note 7:	Goodwill and Intangible Assets

The Company has two reportable operating segments: the Health Information Business Unit (HIBU) and the Diversified Business Unit (DBU). See Note 10.

HIBU includes our core health information operations: Portamedic, Infolink, Heritage Labs and Medicals Direct. It provides a full range of paramedical services to the life insurance industry in the U.S. and the United Kingdom. The DBU operating segment provides Independent Medical Examinations (IME) case-management services primarily for property and casualty insurers and claims reviewers.

The changes in the carrying amount of goodwill for the six months ended June 30, 2004, are as follows:

	HIBU	DBU	Total
Balance as of December 31, 2003	$114,873,474	$20,257,270	$135,130,744

Acquisitions	6,790,501	6,851,604	13,642,105
Foreign currency translation adjustment	13,014	—	13,014

Balance as of June 30, 2004	$121,696,989	$27,108,874	$148,785,863

The Company performs its annual impairment testing of goodwill at December 31 of each year. There was no impairment at December 31, 2003, and no indication of impairment since that date.

All intangible assets are being amortized over their estimated useful lives, as indicated below. Intangible assets consist of:

(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
At June 30, 2004
Non-competition agreements	4.4	$10,969	$(7,639)	$3,330
Referral base	12.9	37,195	(8,368)	28,827
Contractor network	7.3	6,382	(4,715)	1,667
Trademarks and tradenames	19.2	4,440	(377)	4,063

		$58,986	$(21,099)	$37,887

At December 31, 2003
Non-competition agreements	4.6	$9,734	$(6,729)	$3,005
Referral base	12.4	29,521	(7,002)	22,519
Contractor network	7.3	6,220	(4,455)	1,765
Trademarks and tradenames	18.6	2,617	(289)	2,328

		$48,092	$(18,475)	$29,617

The aggregate amortization expense for intangible assets for the six months ended June 30, 2004, and 2003, was approximately $2,611,000 and $2,009,000 respectively. The estimated intangible amortization expense for the fiscal years ending December 31, 2004 to December 31, 2008 is $5,367,000, $5,031,000, $4,295,000, $3,500,000 and $3,160,000, respectively.

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

The Company is aware of allegations that an independent examiner, who billed work through an independent contractor, which in turn billed work through the Company, assaulted certain insurance applicants whom were examined. The examiner did not work for the Company nor was the Company aware that the examiner was performing insurance examinations. The Company has agreed to reimburse one of its insurance company clients, which it billed for examinations performed by this examiner, for certain legal, consulting and other costs incurred by the client, as well as an apportionment of any liability that may stem from examinations performed by the independent examiner. The related costs and estimated liability were accrued in 2003. To date, the Company and its client have settled with one claimant and two additional claims are pending. The Company expects that the outcome of this matter will not have a material effect on the Company’s consolidated financial position, or liquidity. However, it could have an impact on the financial results of any one reporting period.

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

In connection with an acquisition during the second quarter of 2003, the Company is obligated for payment of a portion of the purchase price amounting to $4.5 million, which is due as follows: $1.7 million in April 2005 and $2.8 million in July 2006. These amounts are included in other current liabilities and other long-term liabilities, respectively, on the consolidated balance sheet, at June 30, 2004, and are accruing interest at a weighted average rate of 5%.

Also, in conjunction with the acquisition of Allegiance Health, Inc. (Allegiance) in January 2004 and Michigan Evaluation Group (MEG) in May 2004, total additional consideration of up to $4.1 million and $0.3 million, respectively, could be payable in 2005 and 2006 if certain performance criteria are met.

Note 9:	Acquisitions and Dispositions

During the six months ended June 30, 2004, the Company acquired specific assets and liabilities of three companies, which upon acquisition, were included within the HIBU segment and two companies, which upon acquisition, were included within the DBU segment.

Within HIBU, in May 2004, the Company purchased specific assets and liabilities of Mid-American Agency Services, Inc. for $9.0 million.

Within the DBU, the Company purchased specific assets and liabilities of Allegiance Health, Inc. in January 2004, and Michigan Evaluation group in May 2004, for an aggregate purchase price of $14.7 million.

The following table provides the purchase price of these acquisitions:

(in millions)
Name	Purchase Price
Allegiance Health, Inc. (DBU)	$10.0
Mid-America Agency Service, Inc. (HIBU)	9.0
Michigan Evaluation Group (DBU)	4.7
All Other	1.0

Total	$24.7

The allocations of the purchase prices for these acquisitions are set forth below:

	Total	Weighted Average Useful Life
Goodwill	$13.6
Identifiable intangible assets	9.7	15.8 years
Identifiable tangible assets	4.7
Non-competitor agreements	1.2	2.8 years
Liabilities Assumed	(4.5)

Total	$24.7

On a pro forma basis, the effect of 2004 acquisitions on revenue, net income and earnings per share was not material. The 2004 acquisitions resulted in additional amortization expense of approximately $0.3 million during the six months ended June 30, 2004.

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

A summary of segment information as of and for the three and six month periods ended June 30, 2004 and 2003 is presented below (in thousands).

	As of and for the three months ended June 30, 2004			As of and for the six months ended June 30, 2004
	HIBU	DBU	Total	HIBU	DBU	Total
Revenue	$71,806	$11,036	$82,842	$142,079	$20,756	$162,835
Operating Income	$4,833	$886	$5,719	$9,374	$1,398	$10,772
Total Assets	$232,185	$29,200	$261,385	$232,185	$29,200	$261,385

	As of and for the three months ended June 30, 2003			As of and for the six months ended June 30, 2003
	HIBU	DBU	Total	HIBU	DBU	Total
Revenue	$67,564	$8,606	$76,170	$133,661	$17,359	$151,020
Operating Income	$6,708	$1,647	$8,355	$12,686	$3,471	$16,156
Total Assets	$232,195	$14,472	$246,667	$232,195	$14,472	$246,667

Note 11:	Recently Issued Accounting Standards

In March 2004, the Financial Accounting Standards Board (FASB) issued the exposure draft, “Shared-Based Payment.” The proposed standard would require all equity-based awards to employees to be recognized in the consolidated statement of income based on their fair value for fiscal years beginning after December 15, 2004. The new standard, if accepted in its present form, would apply to all awards granted, modified or settled after the effective date. We are in the process of analyzing the potential impact of this proposed standard on our consolidated results of operations and financial position.

In December 2003, the FASB issued FASB Interpretation No. 46R (revised December 2003), “Consolidation of Variable Interest Entities (VIE’s),” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Company does not have any VIE’s that would require consolidation or any significant exposure to VIE’s that would require disclosure.

Note 12:	Long-Term Debt

On October 29, 1999, the Company entered into a $100 million Amended and Restated Revolving Credit and Term Loan Agreement with three banks. This senior credit facility consists of a $65 million six-year term loan and a $35 million three-year revolving loan, both unsecured. During 2001, the three-year revolving loan expiration date was extended for one year to October 31, 2003. During 2003, the revolving loan expiration date was extended for three years to October 31, 2006. There are no borrowings outstanding against the revolving loan at June 30, 2004. There are no additional borrowings available under the original $65 million term loan due to previous borrowings which have been repaid. As of June 30, 2004, $2.0 million is outstanding against the term loan. Principal payments of $1.0 million are due to be repaid on January 31, 2005 and 2006. The Company has not borrowed under the $35 million revolving loan.

Both the term loan and the revolving loan bear interest at either the prime rate minus ½% or LIBOR plus ¾%to 1¾%, depending on the ratio of our consolidated funded debt, as defined, to earnings before interest, taxes, depreciation and amortization, or “EBITDA.” As of June 30, 2004, interest was payable at an effective average annual interest rate of 2.46%. Either loan can be prepaid without penalty at any time. Also, commitment fees of up to 0.3% of the unused revolving loan are charged, and the agreement contains certain financial covenants related to dividends, fixed charge coverage, funded debt to “EBITDA” ratio and stock re-purchases. As of June 30, 2004, the Company is in compliance with all financial covenants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operation -	Three months ended June 30, 2004 compared to
three months ended June 30, 2003

Overview:

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

In evaluating the Company’s operating performance and financial condition, management is focused on:

•	retaining and expanding the share of a client’s business we enjoy;

•	securing additional clients;

•	delivering a superior service to our customers, at the lowest price;

•	certain performance criteria which includes actual performance to budget on revenues and unit income contribution.

Management has focused on the need for a superior service at the lowest possible price since the insurance industry has evolved to one which is very price sensitive. To be successful, costs must be controlled to insure favorable pricing to our customers and to maintain satisfactory margins. In our Health Information Business Unit (HIBU) segment, we service most of the major insurance companies in the U.S. and therefore our objective is to expand our share of their books of business, and hence our market share. In our Diversified Business Unit (DBU) segment our strategy is to expand into key states to form a foundation of strong business units in both automobile no fault insurance markets and workers compensation markets, from which to expand organically in the future.

The Company measures performance in several ways and ties incentive compensation to the successful achievement of these performance measures. Performance is measured against annual budgets prepared going into each year and the successful attainment of both budgeted revenue targets and branch contribution objectives. Additional incentives have been awarded on unit count increases as compared to year ago levels. The incentives are based on both quarterly and annual performance.

Management operates and views the business through two distinct business units. The Health Information Business Unit (HIBU) consists of the Company’s Portamedic, Infolink, Heritage Labs, Medicals Direct Group (MDG), our U.K. subsidiary and the May 2004 acquisition of Mid-America Agency Service, Inc. (MAAS). It provides paramedical, laboratory, attending physician statement (APS), inspection reports and outsourced underwriting services used to underwrite life, health and disability insurance. The Diversified Business Unit (DBU) consists of D&D Associates, Medimax, Inc., Allegiance Health, Inc., and the May 2004 acquisition of Michigan Evaluation Group (MEG). The DBU provides outsourced claims management services to automobile and workers’ compensation insurance carriers.

During the second quarter of 2004, the Company completed the acquisitions of:

•	Michigan Evaluation Group (MEG), the fourth strategic acquisition in the Company’s Diversified Business Unit (DBU). Based in Southfield, MI, MEG provides the insurance, legal and business community direct access to accredited and board-certified physicians for the purpose of conducting independent medical examinations (IME’s). The purchase was $4.7 million, and additional consideration may be paid if certain performance criteria are met.

•	Mid-America Agency Service, Inc. (MAAS), acquired in May 2004 as a unit of the Company’s Health Information Business Unit (HIBU). MAAS is a full-service insurance service organization that provides risk selection services to the insurance underwriting industry. In addition to the complimentary underwriting services provided by the Company, MAAS provide outsourced underwriting capabilities and offers the Company the ability to provide these services on a national basis. The purchase price was $9.0 million.

These companies were acquired to further expand the foundation we seek in the DBU and to complete the offering package of services we provide in the HIBU by adding an important component, that being outsourced underwriting services to couple with our paramedical exam, laboratory and other information gathering activities.

The following provides a summary of the results of our operations for the three months ended June 30, 2004 and 2003 and a detailed discussion regarding these results follows.

•	Total HIBU revenues increased $4.2 million.

•	Portamedic revenues decreased $4.6 million.

•	Medicals Direct Group (U.K. subsidiary) revenues increased $5.0 million to $10.0.

•	Diversified Business Unit (DBU) revenues were $11.0 million compared to $8.6 million for the second quarter of 2003.

•	Total SG&A increased $3.4 million or 24%.

•	Consolidated operating income decreased to $5.7 million in the second quarter of 2004 compared to $8.4 million for the second quarter of 2003.

Revenues:

Comparative Revenues are set forth below:

	Quarter Ended June 30,		Increase/(Decrease)
(in millions)	2004	2003	Change	%
Portamedic/Infolink	$55.5	$58.7	$(3.2)	(5.5)
Medicals Direct	10.0	5.1	4.9	98.5
Other Services	6.3	3.8	2.5	65.3

Total HIBU segment	71.8	67.6	4.2	6.3
DBU segment	11.0	8.6	2.4	28.2

Total Revenues	$82.8	$76.2	$6.6	8.8

Total consolidated revenues for 2004 increased 8.8% to $82.8 million for the second quarter of 2004, compared to $76.2 million for the second quarter of 2003.

Revenues for the HIBU segment increased $4.2 million to $71.8 million for the second quarter of 2004, compared to $67.6 million for the second quarter of 2003. Within this segment, revenues of the Portamedic business decreased $4.6 million to $48.2 million for second quarter of 2004, compared to $52.8 million for the second quarter of 2003, and revenues of the Infolink business increased 24.1% to $7.3 million for second quarter of 2004, compared to $5.9 million for second quarter of 2003. Factors that contributed to the Portamedic revenue changes are:

•	a 6.4% decrease in the number of paramedical examinations performed from 697,000 for second quarter of 2003 to 653,000 for second quarter of 2004.

•	reduced life insurance application activity for the second quarter of 2004 compared to the second quarter of 2003. The Medical Information Bureau Group, Inc. (MIB), a provider of information and database management services, reported that life insurance applications were down 0.9% in the first quarter of 2004 compared to the first quarter of 2003.

•	average unit pricing reductions. The average revenue per examination decreased during the second quarter of 2004 compared to the second quarter of 2003 by approximately 1.6%.

The Company continues to experience reduced revenues in its core Portamedic business. Management believes price is the primary reason for this decline as it has become the main driver in the selection process by insurance companies choosing this paramedical vendor. The Company has experienced a 1.6% decrease in price from the second quarter of 2003 to the second quarter of 2004.

The reduction in the Portamedic business described above was offset by an increase in the number of Infolink reports. Management attributes this increase to:

•	A 14.4% increase in the number of Infolink reports 139,000 for the second quarter of 2004, from 121,000 for the second quarter of 2003.

•	Units produced from our center in Kansas City which opened in July 2003, and

•	an increase in the number of branch generated Attending Physicians Statements, a result of the Company’s Portamedic F.A.S.T. product, which provides clients with a quick turnaround time for APS’s.

Revenues for the second quarter of 2004 for Medicals Direct Group (MDG), the Company’s UK based subsidiary, were $10.0 million, compared to $5.1 million for the second quarter of 2003. Medicals Direct growth is attributed to:

•	revenues associated with the acquisitions completed by MDG in 2003

•	organic growth, as a result continuing favorable trends in the U.K. life insurance and claims management market, particularly in the areas of screenings and underwriting services

•	recognition by U.K. insurers of Medicals Direct’s ability to provide nationwide coverage over its more fragmented competitors

•	willingness on the part of U.K. insurers to use Medicals Direct for outsourced services, particularly for underwriting services.

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

Other Services, consists of Heritage Labs and MAAS, acquired in May 2004. Revenues for other services grew 65.3% for the second quarter of 2004 to $6.3 million, from the $3.8 million for the second quarter of 2003. This results from:

•	revenue associated with the recently completed acquisition of MAAS, which totaled $2.2 million.

•	the number of samples tested increasing 10% to 196,000 samples for the second quarter of 2004, from 179,000 samples for the second quarter of 2003.

•	the average price per sample tested increased by 4.5% for the second quarter of 2004 compared to the second quarter of 2003.

•	enhanced product offering. We offer insurance companies the convenience of a one-stop shop for their health information needs. Offering combined laboratory and paramedical pricing and services is increasingly more common in this competitive landscape.

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

Revenues for the Diversified Business Unit (DBU) segment totaled $11.0 million in the second quarter of 2004, compared to $8.6 million in the second quarter of 2003.

Revenue from the October 2003 acquisition of Medimax, Inc., and the 2004 acquisitions of Allegiance Health, Inc. and Michigan Evaluation Group accounted for $4.2 million of this increase. This increase was offset by a decline in revenues experienced by D&D Associates during the second quarter of 2004 of approximately $1.8 million or 20.5% from the second quarter of 2003. The decrease is primarily due to the following:

•	a decline in automobile claims activity in the state of New York. We believe this is attributable to more conservative underwriting standards.

•	certain large insurance company clients more evenly distributing claims cases among their approved vendors.

•	legislative changes requiring claimants and medical practitioners to notify insurers, on a more timely basis of a potential claim. This has resulted in a decline in the number of claims that may be considered for an Independent Medical Exam (IME) or Peer Review (PR).

•	increased enforcement of insurance fraud laws by the New York State Insurance Fraud Bureau and special investigative units of insurance companies, which reduces their need for additional risk assessment services.

The Company continues its efforts to counter this revenue decline by expanding its market share through:

•	continuing to focus on the higher quality of service standards it believes it has over its competitors

•	aggressively marketing its services to other no-fault automobile insurance providers, and by continued expansion into workers’ compensation markets

•	becoming a national provider of IME’s, capitalizing on its ability to provide quality service.

Cost of Operations:

The following table summarizes Cost of Operations for the quarter ended June 30, 2004 compared to June 30, 2003.

	For the Quarter Ended June 30,
(in millions)	2004	% of Revenues	2003	% of Revenues
HIBU:
Portamedic and Infolink	$40.7	73.4	$42.2	71.8
Medicals Direct Group	7.3	72.5	3.6	71.6
Other Services	4.0	63.4	2.5	66.3

Total HIBU	52.0	72.4	48.3	71.5

DBU:
	7.8	70.7	5.5	64.4

Total	$59.8	72.2	$53.8	70.7

The Company’s consolidated cost of operations for the second quarter of 2004 totaled $59.8 million compared to $53.8 million for the second quarter of 2003. As a percentage of revenues, cost of operations increased to 72.2% for the second quarter of 2004 compared to 70.7% for the second quarter of 2003.

Cost of operations for the HIBU segment totaled $52.0 million for the second quarter of 2004, compared to $48.3 for the second quarter of 2003, an increase of $3.7 million, and as a percentage of revenues, totaled 72.4% for the second quarter of 2004, compared to 71.5% for the second quarter of 2003. Within the HIBU segment, cost of operations for the Portamedic and Infolink businesses totaled $40.7 million for the second quarter of 2004, compared to $42.2 million for the second quarter of 2003. As a percentage of Portamedic and Infolink revenues, cost of operations totaled 73.4% for the second quarter of 2004 and 71.8% for the second quarter of 2003. As a percentage of revenues, the increase is due to lower revenue levels for the second quarter of 2004, increased branch operating expenses, and an increase in Infolink revenues which has a lower gross margin compared to declining revenues in Portamedic, which has a higher gross margin.

Cost of operations for Medicals Direct Group, our U.K. subsidiary, totaled $7.3 million for the second quarter of 2004 and $3.6 million for the second quarter of 2003. As a percentage of revenues, cost of sales totaled 72.5% for the second quarter of 2004 compared to 71.6% for the second quarter of 2003. The increase in cost of sales is the result of:

•	revenue from the companies acquired during 2003, which historically have had higher direct and operating costs.

•	increased costs associated with growing the outsourced underwriting business

Cost of operations for Other Services increased to $4.0 million for the second quarter of 2004, compared to $2.5 million for the second quarter of 2003, and as a percentage of revenues totaled 63.4% for the second quarter of 2004, compared to 66.3% for the second quarter of 2003. The dollar increase is due to higher revenue levels for Heritage Labs and the acquisition of MAAS in May 2004. As a percentage of revenues, the decrease is due to reduced material and labor costs at Heritage Labs.

Cost of operations for the DBU segment totaled $7.8 million for the second quarter of 2004, compared to $5.5 million for the second quarter of 2003. As a percentage of revenues, cost of sales totaled 70.7% for the second quarter of 2004, compared to 64.4% for the second quarter of 2003. The increase in cost of sales as a percentage of revenues is due to:

•	lower revenue levels for D&D associates

•	higher operating expenses for the three acquired DBU companies, Medimax, Allegiance Health, Inc. and MEG.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative (SG&A) expenses totaled $17.4 million for the second quarter of 2004, compared to $14.0 million for the second quarter of 2003, and as a percentage of revenues totaled 21.0% compared to 18.4% respectively.

SG&A for the HIBU segment increased $2.4 million to $15.0 million for the second quarter of 2004, compared to $12.6 million for the second quarter of 2003. As a percentage of HIBU revenues, SG&A totaled 20.9% compared to 18.6% for the second quarter of 2004 and 2003, respectively. The dollar increase within the HIBU is due to:

•	costs associated with the three companies acquired by Medicals Direct Group (MDG), our U.K. subsidiary in 2003, approximately $0.2 million.

•	employee benefits – largely attributable to premium increases for health and workers’ compensation insurances, $0.3 million.

•	amortization of intangible assets attributable to acquisitions completed in 2004, $0.3 million

•	communications expenses associated with the FAST program, $0.5 million.

•	costs associated with the second quarter acquisition of MAAS, $0.4 million.

SG&A for the DBU, totaled $2.3 million for the second quarter of 2004, compared to $1.4 million for the second quarter of 2003. The increase is primarily the result of SG&A costs associated with the acquisitions of Medimax, Inc. in October 2003, the January 2004 acquisition of Allegiance Health, Inc., and the May acquisition of Michigan Evaluation Group, a total increase of $0.8 million.

Operating income:

As a result of the aforementioned, the Company’s consolidated operating income decreased 31.6% to $5.7 million for the second quarter of 2004, from $8.4 million for the second quarter of 2003, and as a percentage of revenues, decreased to 6.9% compared to 11.0%, respectively.

Operating income for the HIBU segment decreased to $4.8 million for the second quarter of 2004 from $6.7 million for the second quarter of 2003, and as a percentage of revenues, decreased to 6.7% compared to 9.9%, respectively.

Operating income for the DBU segment decreased $0.8 million to $0.9 million for the second quarter of 2004 compared to $1.7 million for the second quarter of 2003. As a percentage of revenues, operating income was 8.0% for the second quarter of 2004, compared to 19.1% for the second quarter of 2003.

Other:

Interest income for the first quarter of 2004 decreased to $0.1 million from $0.3 million for the second quarter of 2004 as compared to the second quarter of 2003 due to lower levels of invested funds. The reduced levels of invested funds is due to cash used to fund the 2004 acquisitions.

Interest expense increased to $0.2 million for the second quarter of 2004, compared to $0.1 million for the second quarter of 2003. This increase is due to interest accruing on the portion of the purchase price due in 2005 and 2006 for the Heritage Labs acquisition completed in the second quarter of 2003, and interest on the factoring of Medicals Direct accounts receivable, both from organic growth and from acquisitions.

The effective tax rate was 38.7% for the second quarters of 2004 and 2003, respectively.

Net income for the second quarter of 2004 was $3.4 million or $0.05 per diluted share versus $5.1 million or $0.08 per diluted share for the second quarter of 2003.

Inflation did not have a significant effect on the Company’s operations in 2004.

Results of Operation -	Six months ended June 30, 2004 compared to
six months ended June 30, 2003

Revenues:

Comparative Revenues are set forth below:

	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2004	2003	Change	%
Portamedic/Infolink	$112.1	$118.0	$(5.9)	(5.0)
Medicals Direct	19.5	8.3	11.2	133.8
Other Services	10.4	7.3	3.1	43.6

Total HIBU segment	142.0	133.6	8.4	6.3
DBU segment	20.8	17.4	3.4	19.6

Total Revenues	$162.8	$151.0	$11.8	7.8

Total consolidated revenues for 2004 increased 7.8% to $162.8 million for the six months ended June 30, 2004, compared to $151.0 million for the six months ended June 30, 2003.

Revenues for the HIBU segment increased $8.4 million to $142.0 million for the six months ended June 30, 2004, compared to $133.6 million for the six months ended June 30, 2003. Within this segment, revenues of the Portamedic business decreased $9.4 million to $98.2 million for the six months ended June 30, 2004, compared to $107.6 million for the six months ended June 30, 2003, and revenues of the Infolink business increased 33.9% to $13.9 million for the six months ended June 30, 2004, compared to $10.4 million for the six months ended June 30, 2003. Factors that contributed to the Portamedic revenue change are:

•	a 5.7% decrease in the number of paramedical examinations performed from 1,400,000 for the six months ended June 30, 2003 to 1,321,000 for the six months ended June 30, 2004.

•	reduced life insurance application activity for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The Medical Information Bureau Group, Inc. (MIB), a provider of information and database management services, reported that life insurance applications were down 1.4% in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

•	average unit pricing reductions. The average revenue per examination decreased during the six months ended June 30, 2004 compared to the six months ended June 30, 2003 by approximately 1.8%.

The Company continues to experience reduced revenues in its core Portamedic business. Management has highlighted two factors contributing to the decrease. First is pricing. The Company is experiencing pricing pressure from its insurance company clients, a trend we expect to continue as insurance companies look for ways to reduce costs. The second is the overall softness in the life insurance industry, which has been confirmed by the MIB Group, and discussed above.

The reduction in the Portamedic business described above was offset by an increase in the number of Infolink reports. Management attributes this increase to:

•	A 16.8% increase in the number of Infolink reports to 267,000 for the six months ended June 30, 2004, from 229,000 for the six months ended June 30, 2003.

•	Units produced from our center in Kansas City which opened in July 2003, and

•	an increase in the number of branch generated Attending Physicians Statements, a result of the Company’s Portamedic F.A.S.T. product, which provides clients with a quick turnaround time for APS’s.

Revenues for the six months ended June 30, 2004 for Medicals Direct Group (MDG), the Company’s UK based subsidiary, were $19.5 million, compared to $8.3 million for the six months ended June 30, 2003. Medicals Direct growth is attributed to:

•	revenues associated with the acquisitions completed by MDG in 2003

•	organic growth, as a result continuing favorable trends in the U.K. life insurance and claims management market, particularly in the areas of screenings and underwriting services

•	recognition by U.K. insurers of Medicals Direct’s ability to provide nationwide coverage over its more fragmented competitors

•	willingness on the part of U.K. insurers to use Medicals Direct for outsourced services, particularly for underwriting services.

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

Other Services consists of Heritage Labs and MAAS, acquired in May 2004. Revenues for Other Services grew 43.6% for the six months ended June 30, 2004 to $10.4 million, from the $7.3 million for the six months ended June 30, 2003. This results from:

•	revenue associated with the recently completed acquisition of MAAS and totaled $2.2 million.

•	the number of samples tested at Heritage Labs increased 19.7% to 402,000 samples for the six months ended June 30, 2004, from 336,000 samples for the six months ended June 30, 2003.

•	the average price per sample tested increased by 2.3% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

•	enhanced product offering. We offer insurance companies the convenience of a one- stop shop for their health information needs. Offering combined laboratory and

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

Revenues for the Diversified Business Unit (DBU) segment totaled $20.8 million for the six months ended June 30, 2004, compared to $17.4 million for the six months ended June 30, 2003.

Revenue from the October 2003 acquisition of Medimax, Inc., and the 2004 acquisitions of Allegiance Health, Inc. and Michigan Evaluations Group accounted for $7.1 million of this increase. This increase was offset by a decline in revenues experienced by D&D Associates during the six months ended June 30, 2004 of approximately $3.7 million or 21.2% from the six months ended June 30, 2003, and the decrease is primarily due to the following:

•	a decline in automobile claims activity in the state of New York. We believe this is attributable to more conservative underwriting standards.

•	certain large insurance company clients more evenly distributing claims cases among their approved vendors.

•	legislative changes requiring claimants and medical practitioners to notify insurers, on a more timely basis of a potential claim. This has resulted in a decline in the number of claims that may be considered for an Independent Medical Exam (IME) or Peer Review (PR).

•	increased enforcement of insurance fraud laws by the New York State Insurance Fraud Bureau and special investigative units of insurance companies, which reduces their need for additional risk assessment services.

The Company continues its efforts to counter this revenue decline by expanding its market share through:

•	continuing to focus on the higher quality of service standards it believes it has over its competitors

•	aggressively marketing its services to other no-fault automobile insurance providers, and by continued expansion into workers’ compensation markets

•	become a national provider of IME’s, capitalizing on our ability to provide quality service.

Cost of Operations:

The following table summarizes Cost of Operations for the six months ended June 30, 2004 compared to June 30, 2003.

(in millions)	For the Six Months Ended June 30,
	2004	% of Revenues	2003	% of Revenues
HIBU:
Portamedic and Infolink	$81.5	72.7	$84.1	71.3
Medicals Direct Group	14.3	73.7	5.9	70.0
Other Services	6.5	61.8	4.8	65.6

Total HIBU	102.3	72.0	94.8	70.9

DBU:
	14.6	70.3	11.1	64.3

Total	$116.9	71.8	$105.9	70.2

The Company’s consolidated cost of operations for the six months ended June 30, 2004 totaled $116.9 million compared to $105.9 million for the six months ended June 30, 2003. As a percentage of revenues, cost of operations increased to 71.8% for the six months ended June 30, 2004 compared to 70.2% for the six months ended June 30, 2003.

Cost of operations for the HIBU segment totaled $102.3 million for the six months ended June 30, 2004, compared to $94.8 for the six months ended June 30, 2003, an increase of $7.5 million, and as a percentage of revenues, totaled 72.0% for the six months ended June 30, 2004, compared to 70.9% for the six months ended June 30, 2003. Within the HIBU segment, cost of operations for the Portamedic and Infolink businesses totaled $81.5 million for six months ended June 30, 2004, compared to $84.1 million for the six months ended June 30, 2003. As a percentage of Portamedic and Infolink revenues, cost of operations totaled 72.7% for the six months ended June 30, 2004 and 71.3% for six months ended June 30, 2003. As a percentage of revenues, the increase is due to lower revenue levels for the six months ended June 30, 2004, increased branch operating expenses, and an increase in Infolink revenues which has a lower gross margin compared to declining revenues in Portamedic, which has a higher gross margin.

Cost of operations for Medicals Direct Group, our U.K. subsidiary, totaled $14.3 million for the six months ended June 30, 2004 and $5.9 million for the six months ended June 30, 2003. As a percentage of revenues, cost of sales totaled 73.7% for the six months ended June 30, 2004 compared to 70.0% for the six months ended June 30, 2003. The increase in cost of sales is the result of:

•	revenue from the companies acquired during 2003, which historically have had higher direct and operating costs.

•	increased costs associated with growing the outsourced underwriting business

Cost of operations for Other Services increased to $6.5 million for the six months ended

June 30, 2004, compared to $4.8 million for the six months ended June 30, 2003, and as a percentage of revenues totaled 61.8% for the six months ended June 30, 2004, compared to 65.6% for the six months ended June 30, 2003. The dollar increase is due to higher revenue levels for Heritage Labs and the acquisition of MAAS in May 2004. As a percentage of revenues, the decrease is due to reduced material and labor costs at Heritage Labs.

Cost of operations for the DBU segment totaled $14.6 million for the six months ended June 30, 2004, compared to $11.1 million for the six months ended June 30, 2003. As a percentage of revenues, cost of sales totaled 70.3% for the six months ended June 30, 2004, compared to 64.3% for the six months ended June 30, 2003. The increase in cost of sales as a percentage of revenues is due to:

•	lower revenue levels for D&D associates

•	higher operating expenses for the three acquired DBU companies, Medimax, Allegiance Health, Inc. and MEG.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative (SG&A) expenses totaled $35.1 million for the six months ended June 30, 2004, compared to $28.9 million for six months ended June 30, 2003, and as a percentage of revenues totaled 21.6% compared to 19.2% respectively.

SG&A for the HIBU segment increased $4.2 million to $30.4 million for the six months ended June 30, 2004, compared to $26.2 million for the six months ended June 30, 2003. As a percentage of HIBU revenues, SG&A totaled 21.4% compared to 19.6% for the six months ended June 30, 2004 and 2003, respectively. The dollar increase within the HIBU is due to:

•	costs associated with the three companies acquired by MDG in 2003, approximately $0.4 million.

•	employee benefits – largely attributable to premium increases for health and workers’ compensation insurances, $0.4 million.

•	amortization of intangible assets attributable to acquisitions completed in 2004, $0.5 million.

•	communications expenses associated with the Fax and Scan Today (FAST) program, a system of imaging and transmitting underwriting information to our clients, $0.9 million.

•	costs associated with the second quarter acquisition of MAAS, $0.4 million.

SG&A for the DBU, totaled $4.8 million for the six months ended June 30, 2004, compared to $2.7 million for the six months ended June 30, 2003. The increase is primarily the result of SG&A costs associated with the acquisitions of Medimax, Inc. in October 2003, the January 2004 acquisition of Allegiance Health, Inc., and the May acquisition of Michigan Evaluation Group, a total increase of $1.7.

Operating income:

As a result of the aforementioned, the Company’s consolidated operating income decreased 33.3% to $10.8 million for the six months ended June 30, 2004, from $16.2 million for the six months ended June 30, 2003, and as a percentage of revenues, decreased to 6.6% compared to 10.7%, respectively.

Operating income for the HIBU segment decreased to $9.4 million for the six months ended June 30, 2004 from $12.7 million for the six months ended June 30, 2003, and as a percentage of revenues, decreased to 6.6% compared to 9.5%, respectively.

Operating income for the DBU segment decreased $2.1 million to $1.4 million for the six months ended June 30, 2004 compared to $3.5 million for the six months ended June 30, 2003. As a percentage of revenues, operating income was 6.7% for the six months ended June 30, 2004, compared to 20.0% for the six months ended June 30, 2003.

Other:

Interest income for the six months ended June 30, 2004 decreased to $0.2 million from $0.5 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 due to slightly lower interest rates and lower levels of invested funds. The reduced levels of invested funds is due to cash used to fund the 2004 acquisitions.

Interest expense increased to $0.3 million for the six months ended June 30, 2004, compared to $0.2 million for the six months ended June 30, 2003. This increase is due to interest accruing on the portion of the purchase price due in 2005 and 2006 for the Heritage Labs acquisition completed in the second quarter of 2003, and interest on the factoring of Medicals Direct accounts receivable, both from organic growth and from acquisitions.

The effective tax rate was 37.9% and 38.8% for the six months ended June 30, 2004 and 2003, respectively.

Net income for the six months ended June 30, 2004 was $6.4 million or $0.10 per diluted share versus $9.8 million or $0.15 per diluted share for the six months ended June 30, 2003.

Inflation did not have a significant effect on the Company’s operations in 2004.

Liquidity and Financial Resources

The Company’s primary sources of cash are internally generated funds, cash equivalents, marketable securities and the Company’s $35 million credit facility. Our current ratio as of June 30, 2004 was 2.1 to 1, compared to 3.0 to 1 at December 31, 2003. As of June 30, 2004 and December 31, 2003, working capital was 32.3 million and 53.0 million, respectively.

For the six months ended June 30, 2004, the net cash provided by operating activities was $9.6 million as compared to $12.2 million for the six months ended June 30, 2003. The significant sources were net income of $6.4 million, $4.2 million of depreciation and amortization, a decrease in accounts receivable of $0.9 million which were offset by an increase in Accounts Payable and Accrued Expenses of $1.9 million. Consolidated days sales outstanding, measured on a rolling 90 day basis, was 40.8 at June 30, 2004, compared to 42.3 days at December 31, 2003 and 40.7 days at June 30, 2003. The decrease in Accounts Receivable at June 30, 2004 compared to December 31, 2003, is the result of reduced accounts receivable balances at Heritage Labs and a reduction in accounts receivable due to strong collections, on the accounts receivable acquired as part of the MAAS acquisition.

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

On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $25 million per year. For the six months ended June 30, 2003, the Company purchased 89,800 shares at a total cost of $0.4 million. The Company did not purchase any treasury shares during the six months ended June 30, 2004.

On October 29, 1999, the Company entered into a $100 million Amended and Restated Revolving Credit and Term Loan Agreement with three banks. This senior credit facility consists of a $65 million six-year term loan and a $35 million three-year revolving loan, both unsecured. During 2001, the three-year revolving loan expiration date was extended for one year to October 31, 2003. During 2003, the revolving loan expiration date was extended for three years to October 31, 2006. There are no borrowings outstanding against the revolving loan at June 30, 2004. There are no additional borrowings available under the original $65 million term loan due to previous borrowings which have been repaid. As of June 30, 2004, $2.0 million is outstanding against the term loan. Principal payments of $1.0 million are due to be repaid on January 31, 2005 and 2006. The Company has not borrowed under the $35 million revolving loan.

Both the term loan and the revolving loan bear interest at either the prime rate minus ½% or LIBOR plus ¾%to 1¾%, depending on the ratio of our consolidated funded debt, as defined, to earnings before interest, taxes, depreciation and amortization, or “EBITDA.” As of June 30, 2004, interest was payable at an effective average annual interest rate of 2.46%. Either loan can be prepaid without penalty at any time. Also, commitment fees of up to 0.3% of the unused revolving loan are charged, and the agreement contains certain financial covenants related to dividends, fixed charge coverage, funded debt to “EBITDA” ratio and stock re-purchases. As of June 30, 2004, the Company is in compliance with all financial covenants.

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results. Quarterly dividends paid in February and May 2004 were $0.015 per share and totaled $1.9 million. At its July 27, 2004 Board Meeting, the Company declared a third quarter dividend of $0.015 per share.

There are no material commitments for capital expenditures, and no material changes to the Company’s contractual obligations from those set forth in its 2003 annual report on Form 10-K.

Management believes that the combination of current cash, cash equivalents, marketable securities and available borrowings under our senior credit facility, along with anticipated cash flows from operations, will provide sufficient capital resources to satisfy both our short-term and foreseeable long-term needs.

We do not anticipate any additional acquisition activity in 2004. The cash outflow will largely be limited to dividends (approximately $2 million in the second half of 2004) and capital expenditures, which for the second half of 2004 should be comparable to the $2.3 million expended in the first six months. We expect to continue to generate positive cash flow from operations as well.

Required acquisition related payments of $1.7 million and $2.8 million in 2005 and 2006, respectively, will be funded from cash from operations. If certain acquisition performance criteria are met, additional consideration could be paid in 2005 totaling $7.3 million and in 2006 totaling $0.3 million and will be funded from cash from operations.

The Company is aware of allegations that an independent examiner, who billed work through an independent contractor, which in turn billed work through the Company, assaulted certain insurance applicants whom were examined. The examiner did not work for the Company nor was the Company aware that the examiner was performing insurance examinations. The Company has agreed to reimburse one of its insurance company clients, which it billed for examinations performed by this examiner, for certain legal, consulting and other costs incurred by the client, as well as an apportionment of any liability that may stem from examinations performed by the independent examiner. The related costs and estimated liability were accrued in 2003. To date, the Company and its client have settled with one claimant and two additional claims are pending. The Company expects that the outcome of this matter will not have a material effect on the Company’s consolidated financial position, or liquidity. However, it could have an impact on the financial results of any one reporting period.

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

Critical Accounting Policies

There were no changes to the Company’s critical accounting policies during the three months ended June 30, 2004. Such policies are described in the Company’s 2003 Annual Report on Form 10-K.

Recently Issued Accounting Standards

In March 2004, the Financial Accounting Standards Board (FASB) issues the exposure draft, “Shared-Based Payment.” The proposed standard would require all equity-based awards to employees to be recognized in the consolidated statement of income based on their fair value for fiscal years beginning after December 15, 2004. The new standard, if accepted in its present form, would apply to all awards granted, modified or settled after the effective date. We are in the process of analyzing the potential impact of this proposed standard on our consolidated results of operations and financial position.

In December 2003, the FASB issued FASB Interpretation No. 46R (revised December 2003), “Consolidation of Variable Interest Entities (VIE’s),” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Company does not have any VIE’s that would require consolidation or any significant exposure to VIE’s that would require disclosure.

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

Loss of key management - Our continued success is materially dependent upon our key management team, including James M. McNamee, our Chaiman, President and Chief Executive Officer, none of whom, except for Mr. McNamee, has an employment agreement. If we lose one or more of our executive officers, an inability to successfully recruit and retain additional highly skilled and experienced management, or to successfully train and promote existing personnel to serve in a managerial capacity, could substantially harm our business.

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

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of June 30, 2004.

	2004	2005	2006	2007	2008	2009 & Thereafter	Total	Estimated Fair Value
(in thousands)
Fixed Rate Investments	$283	$1,463	$500	$0	$0	$0	$2,246	$2,303
Average Interest Rates	1.53%	1.54%	1.55%	0.00%	0.00%	0.00%	1.54%

Item 4.	Controls and Procedures

As of June 30, 2004, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of June 30, 2004, that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports the Company files under the Securities and Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

During the quarter ended June 30, 2004, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to the end of the second quarter of 2004, the Audit Committee of the Company’s Board of Directors commenced an inquiry into certain reimbursements to the Company’s CEO for charitable contributions and other expenditures made by or at the direction of the CEO in the Company’s name, such contributions and expenditures having been asserted to be in violation of the Company’s Code of Conduct and Ethics adopted March 1, 2004 and a breach of fiduciary duty, and certain other unspecified violations of the Code of Conduct and Ethics. These asserted violations have been raised by the Company’s CFO. The Audit Committee has retained independent counsel to assist it in this inquiry and independent counsel has, in turn, engaged an independent accounting firm to assist it. The CEO is cooperating fully with this inquiry and has committed to reimburse the Company any amounts ultimately determined by the Audit Committee and the Board of Directors to be inappropriate.

While the inquiry is in its early stages, the CFO has advised that he does not believe the amounts of the expense reimbursements and donations in question, and other unspecified violations of the Code of Conduct and Ethics, would materially affect the presentation of the Company’s operating results or financial condition. However, the Company cannot predict the outcome of the Audit Committee’s inquiry. Pending conclusion of the inquiry described herein, the Audit Committee is implementing certain controls and safeguards that the Audit Committee believes will enhance the Company’s ability to detect timely and prevent any violations of the nature asserted.

Due to the ongoing nature of the inquiry, the Company has been advised by its independent auditors, KPMG LLP, that KPMG is not able to complete its review, in accordance with Rule 10-01(d) of Regulation S-X promulgated by the SEC, of the Company’s interim consolidated financial statements as of and for the three and six month periods ended June 30, 2004, prior to the completion of the Audit Committee’s inquiry. Accordingly, KPMG has not completed its review of the Company’s interim consolidated financial statements as of and for the three and six month periods ended June 30, 2004, included in this Form 10-Q. The Company anticipates filing with the SEC an amended Form 10-Q when the inquiry is finalized and the Company’s independent auditors’ review is complete.

Until an amendment of the Form 10-Q is made reflecting completion of the review by the Company’s independent auditors, the Form 10-Q will be deemed to be untimely. As a result, the American Stock Exchange, on which the Company’s common shares are listed for trading, may determine to initiate delisting proceedings against the Company. In addition, the untimely filing has certain consequences under the federal securities laws (e.g., the Company’s loss of eligibility to register securities under the Securities Act of 1933 using the SEC’s short-form registration process).

Part II – Other Information

Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases made by the Company during the quarter ended June 30, 2004.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans of programs	Maximum number of shares that may yet be purchased under the plans or programs (a)
January 1 – March 31, 2004	0	—	0	—
April 1 – June 30, 2004	0	—	0	—

Total	0	—	0	2,500,000

(a)	On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2,500,000 shares of the Company’s common stock for an aggregate purchase price not to exceed $25 million. The Company did not purchase any treasury shares during the six months ended June 30, 2004.

Item 4 – Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders on May 25, 2004, the shareholders elected James M. McNamee, Kenneth R. Rossano and G. Earle Wight to serve as directors until the 2007 Annual Meeting and ratified the selection of KPMG LLP to serve as the Company’s independent auditors for 2004.

The chart below names each director nominated for election by the shareholders at the 2004 Annual Meeting, the number of votes cast for, against or withheld and the number of broker nonvotes with respect to each such person:

Nominee	For	Votes Cast Against	Withheld	Broker Nonvotes	Abstained
James M. McNamee	51,422,403	—	6,312,636	0	0
Kenneth R. Rossano	51,134,880	—	6,600,159	0	0
G. Earle Wight	51,521,923	—	6,213,116	0	0

The name of each director whose term of office as a director continued after the annual meeting is as follows:

Quentin J. Kennedy

John E. Nolan

Benjamin A. Currier

Elaine L. Rigolosi

With respect to the ratification of KPMG LLP as independent auditors, the number of votes cast was 54,241,396 For, 1,766,442 Against, 1,727,201 Abstained and 0 Broker Nonvotes.

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

(i)	A report on Form 8-K, filed May 5, 2004, regarding a press release issued on April 28, 2004, announcing the Company’s financial results for the quarter ended March 31, 2004.

(ii)	A report on Form 8-K, filed May 6, 2004, announcing additional information on fees paid to KPMG LLP and announcing its commitment to appoint two additional independent directors to the Board.

(iii)	A report on Form 8-K, filed June 15, 2004, amending the Company’s Code of Conduct and Ethics.

(iv)	A report on Form 8-K, filed June 29, 2004, regarding a press release issued on June 24, 2004 announcing the appointment of Daniel R. Ross as Vice President and General Manager of the Diversified Business Unit (DBU).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hooper Holmes, Inc.

Dated: August 9, 2004

BY:	/s/ James M. McNamee
James M. McNamee
Chairman, President and
Chief Executive Officer

BY:	/s/ Fred Lash
Fred Lash
Senior Vice President
Chief Financial Officer &
Treasurer