Form 10-Q/A
period 2004-06-30
HOOPER HOLMES INC
filed 2004-10-25
CIK 741815

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 1O-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (I) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act Rule I 2b-2).

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at June 30, 2004
Common stock, $.04 par value	65,031,779

Amendment No. 1

Explanatory Note

The undersigned hereby amends the following items, financial statements, exhibits or other portions of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 of Hooper Holmes, Inc., filed with the Securities and Exchange Commission on August 9, 2004 (the “Original Form 10-Q”) as set forth in the pages attached hereto:

Item 1.	Consolidated Financial Statements - Note 1 of Notes to Unaudited Consolidated Financial Statements.

Item 1.	Consolidated Financial Statements - Note 13 of Notes to Unaudited Consolidated Financial Statements.

Item 4.	Controls and Procedures.

Item 1.	Financial Statements

Note 1 of Notes to Unaudited Consolidated Financial Statements contained in the Original Form 10-Q is hereby deleted in its entirety and the following substituted in lieu thereof:

HOOPER HOLMES, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2004

Note 1: Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The interim unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 annual report on Form 10-K.

The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

The following is hereby added after Note 12 of Notes to Unaudited Consolidated Financial Statements.

Note 13: Subsequent Events

Subsequent to the end of the second quarter of 2004, the Audit Committee of the Company’s Board of Directors commenced an inquiry into certain reimbursements to the Company’s CEO for expenses and into certain other expenditures made by the Company, including charitable contributions, made by or at the direction of the CEO. The Company’s CFO had asserted that such contributions, expenditures and other actions violated the Company’s Code of Conduct and Ethics adopted March 1, 2004 and the fiduciary duty of the CEO. The Audit Committee retained independent counsel, Gibbons, Del Deo, Dolan, Griffinger & Vecchione of Newark, N.J., to assist it in this inquiry and they, in turn, engaged an independent auditing firm, BDO Seidman, to assist them (the “Investigation Team”). The Audit Committee of the Company’s Board of Directors has completed its inquiry into certain reimbursements to the Company’s CEO for expenses and into certain other expenditures made by the Company, including charitable contributions, made by or at the direction of the CEO. The results of such inquiry do not require any adjustments to the Company’s consolidated financial statements for any previously reported interim or annual periods. The results of that inquiry are reflected in Item 4 below. The Company estimates that the cost of the inquiry will be approximately $1,600,000 and will be recognized in the third and fourth quarters of 2004.

Item 4.	Controls and Procedures

“Controls and Procedures” contained in the Original Form 10-Q is hereby deleted in its entirety and a new Item 4 is set out below:

As of June 30, 2004, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive

Officer and Chief Financial Officer concluded, as of June 30, 2004, that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports that the Company files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

During the quarter ended June 30, 2004, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to the end of the second quarter of 2004, the Audit Committee of the Company’s Board of Directors commenced an inquiry into certain reimbursements to the Company’s CEO for expenses and into certain other expenditures made by the Company, including charitable contributions, made by or at the direction of the CEO. The Company’s CFO had asserted that such contributions, expenditures and other actions violated the Company’s Code of Conduct and Ethics adopted March 1, 2004 and the fiduciary duty of the CEO. The Audit Committee retained independent counsel, Gibbons, Del Deo, Dolan, Griffinger & Vecchione of Newark, N.J., to assist it in this inquiry and they, in turn, engaged an independent auditing firm, BDO Seidman, to assist them (the “Investigation Team”).

The Audit Committee and the Investigation Team have reviewed some 10,000 documents for the years 2001 through the conclusion of the inquiry involving nearly $2 million in expenses, charitable contributions and other payments drawn into question by the allegations. Further, they conducted 42 interviews with 27 individuals both within and outside the Company. The investigation was expedited by the total cooperation of everyone involved. The CEO and all officers and employees of the Company cooperated fully with the investigation.

The Audit Committee has completed its inquiry. Upon evaluation of all the facts and circumstances, the members of the Audit Committee unanimously concluded that they did not believe that the CEO engaged in any intentional wrongdoing or intentional breach of any fiduciary duty.

The Audit Committee and the Investigation Team found that information developed during the investigation did not support a number of the allegations by the CFO of improper conduct by the CEO. The Audit Committee also concluded that the investigation yielded information from which it cannot be determined whether or not the CEO caused the Company to make inappropriate charitable donations as alleged by the CFO and, additionally, the investigation yielded information supporting the allegations that the CEO approved certain invoices for payment by the Company which did not have a business purpose and submitted invoices for reimbursement by the Company which were personal in nature (collectively the “Improper Reimbursements”). The Audit Committee determined that such Improper Reimbursements aggregated $23,747.51, an amount not material to the financial condition of the Company.

The Audit Committee also noted that these Improper Reimbursements were a violation of the Company’s then existing expense reimbursement policies and that Improper Reimbursements made after March 1, 2004 violated the Company’s Code of Conduct and Ethics, but the Audit Committee concluded found that these violations were not willful.

At the outset of the inquiry, the CEO had offered to make prompt repayment to the Company of any amounts found to constitute Improper Reimbursements, and the CEO has fully reimbursed the Company for these amounts.

The Audit Committee concluded that the CEO has been and continues to be an extremely valuable contributor to the Company, its past successes and its future prospects and continues to believe that he is a man of integrity. The Audit Committee concluded that the CEO should be retained in the positions of Chairman, President and Chief Executive Officer.

The Audit Committee also concluded that there were deficiencies in the design and operation of certain internal controls involving approval of the CEO’s expenses and charitable giving policies. Prior to the Audit Committee inquiry, the Company hired an independent consulting firm, Protiviti, to review its existing internal controls and make recommendations to the Audit Committee regarding areas for improvement. As a result of the inquiry, and with the assistance of Protiviti, the Audit Committee recommended, and the Board of Directors approved, the implementation of certain additional controls and safeguards. These included a revised policy on expense reimbursements for all employees and a policy on charitable contributions. Under the revised policy, the CEO’s expense reimbursement requests will be reviewed and approved by the Audit Committee or its designated member and, as in the past, each employee’s expense reimbursement request will be reviewed by his or her supervisor. Except for annual contributions of $3,000 or less individually (up to an annual aggregate of $50,000) which must be approved by both the CEO and the General Counsel, all charitable contributions must be approved by the Audit Committee or one of its members.

Finally, the Audit Committee recommended, and the Board approved, the establishment of a lead director position and recommended that the Company’s search for two additional independent directors be expedited.

The Board of Directors has accepted and approved the recommendations of the Audit Committee.

With the filing of this amendment to the Company’s Form 10-Q, the Company will no longer be in violation of the continued listing requirements of the American Stock Exchange.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Form 10-Q for the period ended June 30

(b)	Reports on Form 8-K

(i)	A report on Form 8-K, filed May 5, 2004, regarding a press release issued on April 28, 2004, announcing the Company’s financial results for the quarter ended March 31, 2004.

(ii)	A report on Form 8-K, filed May 6, 2004, announcing additional information on fees paid to KPMG LLP and announcing its commitment to appoint two additional independent directors to the Board.

(iii)	A report on Form 8-K, filed June 15, 2004, amending the Company’s Code of Conduct and Ethics.

(iv)	A report on Form 8-K, filed June 29, 2004, regarding a press release issued on June 24, 2004 announcing the appointment of Daniel R. Ross as Vice President and General Manager of the Diversified Business Unit (DBU).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934. the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hooper Holmes, Inc.

Dated: October 25, 2004

BY:	/s/ James M. McNamee
James M. McNamee
Chairman, President and Chief Executive Officer

BY:	/s/ Fred Lash
Fred Lash
Senior Vice President Chief Financial Officer & Treasurer