Form 10-Q
period 2004-09-30
HOOPER HOLMES INC
filed 2004-11-09
CIK 741815

FORM 10Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 30, 2004
Common stock, $.04 par value	65,032,579

HOOPER HOLMES, INC. AND SUBSIDIARIES

Hooper Holmes, Inc.

Consolidated Balance Sheets

(unaudited)

	09/30/2004	12/31/2003
ASSETS
Current Assets:
Cash and cash equivalents	$15,920,581	$28,291,019
Marketable securities	2,226,467	10,603,332
Accounts receivable, net	42,342,559	34,663,082
Other current assets	6,662,416	6,569,707

Total current assets	67,152,023	80,127,140

Property, plant and equipment:
Land and land improvements	627,672	627,672
Building	4,940,562	4,940,562
Furniture, fixtures and equipment	28,914,886	26,494,735
Leasehold improvements	1,688,394	941,865

Total property, plant and equipment	36,171,514	33,004,834
Less: Accumulated depreciation and amortization	24,935,212	23,393,981

Property, plant and equipment, net	11,236,302	9,610,853

Goodwill	149,347,965	135,130,744
Intangible assets, net	36,480,235	29,617,156
Other assets	519,037	810,358

Total assets	$264,735,562	$255,296,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,079,911	$1,028,363
Accounts payable	14,083,046	12,106,987
Accrued expenses:
Salaries, wages and fees	1,274,311	1,478,189
Income taxes payable	3,792,221	3,116,446
Other	12,405,833	9,416,252

Total current liabilities	32,635,322	27,146,237

Long term debt, less current maturities	1,000,000	2,000,000
Other long term liabilities	3,083,674	4,554,160
Deferred income taxes	1,558,433	1,758,879
Minority interest	268,897	358,705

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 67,499,074 in 2004 and 2003.	2,699,963	2,699,963
Additional paid-in capital	126,890,769	127,487,718
Accumulated other comprehensive income	799,171	855,719
Retained earnings	114,495,323	108,613,932

	244,885,226	239,657,332
Less: Treasury stock at cost (2,466,495 and 2,662,151 shares)	18,695,990	20,179,062

Total stockholders’ equity	226,189,236	219,478,270

Total liabilities and stockholders’ equity	$264,735,562	$255,296,251

See accompanying notes to unaudited consolidated financial statements.

Hooper Holmes, Inc.

Consolidated Statements Of Income

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues	$82,445,815	$73,552,193	$245,281,116	$224,572,477
Cost of operations	59,160,526	52,940,372	176,078,885	158,878,551

Gross profit	23,285,289	20,611,821	69,202,231	65,693,926
Selling, general and administrative expenses	19,260,084	15,009,860	54,405,415	43,935,436

Operating income	4,025,205	5,601,961	14,796,816	21,758,490
Other income (expense):
Interest expense	(215,888)	(94,716)	(559,782)	(270,233)
Interest income	94,459	110,877	250,791	582,835
Other expense, net	(65,285)	(161,502)	(265,231)	(675,304)

	(186,714)	(145,341)	(574,222)	(362,702)

Income before income taxes	3,838,491	5,456,620	14,222,594	21,395,788
Income taxes	1,488,325	2,143,451	5,422,506	8,329,697

Net income	$2,350,166	$3,313,169	$8,800,088	$13,066,091

Earnings per share:
Basic	$0.04	$0.05	$0.14	$0.20
Diluted	$0.04	$0.05	$0.13	$0.20

Weighted average number of shares:
Basic	65,032,457	64,788,893	64,965,666	64,763,320
Diluted	66,287,393	66,917,196	66,550,831	66,611,408

See accompanying notes to unaudited consolidated financial statements.

Hooper Holmes, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$8,800,088	$13,066,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,376,590	5,029,642
Provision for bad debt expense	0	135,000
Deferred tax benefit	(200,445)	(204,392)
Net realized loss (gain) on marketable securities available for sale	1,273	(126,122)
Issuance of stock awards	206,400	164,100
Loss on sale of fixed assets	0	(24,106)
Change in assets and liabilities:
Accounts receivable	(3,162,586)	(5,689,293)
Other current assets	380,087	435,791
Accounts payable, accrued expenses and other long term liabilities	(370,946)	4,748,691

Net cash provided by operating activities	12,030,461	17,535,402

Cash flows from investing activities:
Purchases of marketable securities	(1,669,999)	(24,667,321)
Redemptions of marketable securities	10,038,228	27,111,488
Business acquisition, net of cash acquired	(25,728,172)	(17,980,258)
Capital expenditures	(3,112,437)	(2,525,678)

Net cash used in investing activities	(20,472,380)	(18,061,769)

Cash flows from financing activities:
Principal payments on long term debt	(1,526,723)	(447,519)
Proceeds from employee stock purchase plan	458,101	0
Proceeds related to the exercise of stock options	106,741	352,301
Treasury stock acquired	0	(418,248)
Dividends paid	(2,918,696)	(2,431,083)

Net cash used in financing activities	(3,880,577)	(2,944,549)

Effect of exchange rate changes on cash	(47,941)	(14,872)

Net decrease in cash and cash equivalents	(12,370,437)	(3,485,788)
Cash and cash equivalents at beginning of year	28,291,019	23,298,151

Cash and cash equivalents at end of period	$15,920,582	$19,812,363

Supplemental disclosure of non-cash investing activity
Change in net unrealized gain on marketable securities available for sale	$(27,288)	$(139,012)
Supplemental disclosure of cash flow information
Cash paid during the quarter for:
Interest	$95,063	$152,802
Income taxes	$4,604,772	$8,875,059

See accompanying notes to unaudited consolidated financial statements.

HOOPER HOLMES, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2004

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

The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Note 2: Earnings Per Share

“Basic” earnings per share equals net income divided by the weighted average common shares outstanding during the period. “Diluted” earnings per share equals net income divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. Common stock equivalents (1,254,936 and 2,128,303 for the three months ended and 1,585,165 and 1,848,088 for the nine months ended September 30, 2004 and 2003, respectively) are shares assumed to be issued if outstanding stock options were exercised.

Options to purchase 6,767,425 and 1,889,300 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2004 and 2003, respectively, and 5,155,175 and 3,712,025 shares for the nine months ended September 30, 2004 and 2003, respectively, because their exercise prices exceeded the average market price of outstanding common shares for the period and were therefore antidilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of dollars, except per share data)	2004	2003	2004	2003
Net income, as reported	$2,350	$3,313	$8,800	$13,066
Add: Stock based employee compensation expense included in reported net income, net of related tax effect	—	—	124	100
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	545	1,315	1,878	2,890

Pro forma net income	$1,805	$1,998	$7,046	$10,276

Earnings per share:
Basic, as reported	$.04	$.05	$.14	$.20
Basic, pro forma	$.03	$.04	$.11	$.17
Diluted, as reported	$.04	$.05	$.13	$.20
Diluted, pro forma	$.03	$.04	$.11	$.16

During the first quarter of 2004 and 2003, options were granted totaling 50,000 shares and 2,028,600 shares, respectively, with exercise prices equal to the fair market value at date of grant. There were no stock option grants during the quarter ended June 30, 2004 and 2003 or during the quarter ended September 30, 2004 and 2003. The fair value of each stock option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three and Nine Months Ended
	September 30, 2004	September 30, 2003
Expected Life (in years)	7.0	9.8
Expected Volatility	51.35%	51.02%
Expected Dividend Yield	0.82%	0.71%
Risk-free Interest Rate	3.25%	1.75%
Weighted Average Fair Value	$3.71	$3.05

On January 28, 2003, the Board of Directors passed a resolution to award non-employee directors of the Company up to a maximum of 15,000 shares of the Company’s common stock as compensation. Each director was awarded 5,000 shares on January 31, 2003 and 2004, which vested immediately, and will be awarded an additional 5,000 shares on January 31, 2005, subject to certain conditions. All shares awarded or to be rewarded will be restricted under SEC Rule 144, and may not be sold or transferred by the outside director until four years from the date of issue. During the first quarters of 2003 and 2004, the Company expensed the fair value of the 30,000 shares awarded both in January 2003 and 2004 and such amount is included in Selling, General and Administrative expenses in the consolidated Statements of Income. The total charge was $164,100 and $206,400 in the first quarter of 2003 and 2004, respectively.

Note 4: Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss) which refers to those revenues, expenses, gains and losses which are excluded from net income. Other comprehensive income includes unrealized gains and losses on marketable securities classified as available-for-sale and the effects of foreign currency translation adjustments.

	Three Month Period Ended		Nine Month Period Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net Income	$2,350,166	$3,313,169	$8,800,088	$13,066,091
Other comprehensive income:
Unrealized holding gains (losses) on marketable securities arising during period	2,922	(69,701)	(8,127)	(7,863)
Less: reclassification adjustment for (gains) losses included in net income	41	57,712	764	(76,934)

Net unrealized gain (loss) on securities	2,963	(11,989)	(7,363)	(84,797)

Foreign currency translation	(27,482)	66,979	(49,185)	127,646

Total comprehensive income	$2,325,647	$3,368,159	$8,743,540	$13,108,940

Note 5: Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for sale securities by major security type and class of security at September 30, 2004 and December 31, 2003, were as follows:

	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Losses	Fair Value
At September 30, 2004

Bank certificates of deposit	$382,000	$0	$(727)	$381,273
Government agencies	0	0	(0)	0
Government bonds & notes	499,668	0	(6,173)	493,495
Corporate debt securities	1,354,574	174	(3,049)	1,351,699

Total	$2,236,242	$174	$(9,949)	$2,226,467

At December 31, 2003

Bank certificates of deposit	$197,000	$0	$(595)	$196,405
Government agencies	1,561,517	24	(2,574)	1,558,967
Government bonds & notes	552,260	2,600	(0)	554,860
Corporate debt securities	8,275,042	42,675	(24,617)	8,293,100

Total	$10,585,819	$45,299	$(27,786)	$10,603,332

Maturities of debt securities classified as available-for-sale were as follows at September 30, 2004 (maturities of mortgage-backed securities and collateralized mortgage obligations have been presented based upon estimated cash flows, assuming no change in the current interest rate environment):

	Amortized Cost	Fair Value
Due within one year	$1,736,573	$1,732,971
Due after one year through five years	499,669	493,496

	$2,236,242	$2,226,467

Proceeds from the sale of investment securities available-for-sale were $10,038,228 and $27,111,488 in the nine months ended September 30, 2004 and 2003, respectively. Gross realized gains included in income in the nine months ended September 30, 2004 and 2003 were $17,205 and $144,343 respectively, and gross realized losses included in income in the nine months ended September 30, 2004 and 2003 were $18,478 and $18,221 respectively.

Note 6: Capital Stock

The net tax benefit derived from the exercise of stock options was $ 0.1 million for the nine months ended September 30, 2004 and 2003. Options exercised for the nine months ended September 30, 2004 and September 30, 2003, totaled 66,500 shares and 105,600, respectively, all of which were issued from treasury stock.

On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $ 25 million. For the nine months ended September 30, 2003, the Company purchased 89,800 shares at a total cost of approximately $0.4 million. The Company did not purchase any treasury shares during the nine months ended September 30, 2004.

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004, are as follows:

	HIBU	DBU	Total
Balance as of December 31, 2003	$114,873,474	$20,257,270	$135,130,744
Acquisitions	7,397,756	6,851,604	14,249,360
Foreign currency translation adjustment	(32,139)	—	(32,139)

Balance as of September 30, 2004	$122,239,091	$27,108,874	$149,347,965

The Company performs its annual impairment testing of goodwill at December 31 of each year. There was no impairment at December 31, 2003, and no indication of impairment since that date.

All intangible assets are being amortized over their estimated useful lives, as indicated below. Intangible assets consist of:

(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
At September 30, 2004
Non-competition agreements	4.4	$10,969	$(8,130)	$2,839
Referral base	12.9	37,232	(9,130)	28,102
Contractor network	7.3	6,382	(4,847)	1,536
Trademarks and tradenames	19.2	4,440	(436)	4,003

		$59,023	$(22,543)	$36,480

At December 31, 2003
Non-competition agreements	4.6	$9,734	$(6,729)	$3,005
Referral base	12.4	29,521	(7,002)	22,519
Contractor network	7.3	6,220	(4,455)	1,765
Trademarks and tradenames	18.6	2,617	(289)	2,328

		$48,092	$(18,475)	$29,617

The aggregate amortization expense for intangible assets for the nine months ended September 30, 2004, and 2003, was approximately $4,056,000 and $3,155,000 respectively. The estimated intangible amortization expense for the fiscal years ending December 31, 2004 to December 31, 2008 is $5,394,000, $5,029,000, $4,299,000, $3,369,000 and $2,942,000, respectively.

Note 8: Commitments and Contingencies

On July 11, 2003, the Company received a determination from the Internal Revenue Service that one individual the Company contracted with as an independent contractor, should have been classified as an employee in 2002. This ruling also applies to any other individuals engaged by the Company under similar circumstances. The ruling stated that the Company may not be subject to adverse consequences as the Company may be entitled to relief under applicable tax laws (Section 530 of the Revenue Act of 1978). Management believes that the Company qualifies for relief under Section 530. To date, the Company has not received any further communication from the Internal Revenue Service and considers the matter closed.

The Company is aware of allegations that an independent examiner, who billed work through an independent contractor, which in turn billed work through the Company, assaulted certain insurance applicants whom were examined. The examiner did not work for the Company nor was the Company aware that the examiner was performing insurance examinations. The Company has agreed to reimburse one of its insurance company clients, which it billed for examinations performed by this examiner, for certain legal, consulting and other costs incurred by the client, as well as an apportionment of any liability that may stem from examinations performed by the independent examiner. The related costs and estimated liability were accrued in 2003 and increased in the third quarter 2004. To date, the Company and its client have settled with two claimants and two additional claims are pending. The Company expects that the outcome of this matter will not have a material effect on the Company’s consolidated financial position, or liquidity. However, it could have an impact on the financial results of any one reporting period.

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

In connection with an acquisition during the second quarter of 2003, the Company is obligated for payment of a portion of the purchase price amounting to $4.5 million, which is due as follows: $1.7 million in April 2005 and $2.8 million in July 2006. These amounts are included in other current liabilities and other long-term liabilities, respectively, on the consolidated balance sheet, at September 30, 2004, and are accruing interest at a weighted average rate of 5%.

Also, in conjunction with the acquisition of Allegiance Health, Inc. (Allegiance) in January 2004 and Michigan Evaluation Group (MEG) in May 2004, total additional consideration of up to $4.1 million and $0.3 million, respectively, could be payable in 2005 and 2006 if certain performance criteria are met.

Note 9: Acquisitions and Dispositions

During the nine months ended September 30, 2004, the Company acquired specific assets and liabilities of five companies, which upon acquisition, were included within the HIBU segment and two companies, which upon acquisition, were included within the DBU segment.

Within HIBU, in May 2004, the Company purchased specific assets and liabilities of Mid-American Agency Services, Inc. for $9.0 million. In the third quarter of 2004, Medicals Direct Group, the Company’s U.K. subsidiary, purchased two Companies engaged in the Medico-Legal business for $1.0 million.

Within the DBU, the Company purchased specific assets and liabilities of Allegiance Health, Inc. in January 2004, and Michigan Evaluation group in May 2004, for an aggregate purchase price of $14.7 million.

The following table provides the purchase price of these acquisitions during the nine months ended September 30, 2004.

(in millions)
Name	Purchase Price
Allegiance Health, Inc. (DBU)	$10.0
Mid-America Agency Service, Inc. (HIBU)	9.0
Michigan Evaluation Group (DBU)	4.7
All Other	2.1

Total	$25.8

The allocations of the purchase prices for these acquisitions are set forth below:

(in millions)	Total	Weighted Average Useful Life
Goodwill	$14.2
Identifiable intangible assets	9.7	15.8 years
Identifiable tangible assets	5.6
Non-competitor agreements	1.2	2.8 years
Liabilities Assumed	(4.9)

Total	$25.8

On a pro forma basis, the effect of 2004 acquisitions on revenue, net income and earnings per share was not material. The 2004 acquisitions resulted in additional amortization expense of approximately $0.5 million during the nine months ended September 30, 2004.

Note 10: Operating Segments

The Company has two reportable operating segments: the Health Information Business Unit (HIBU) and the Diversified Business Unit (DBU). HIBU includes our core health information operations: Portamedic, Infolink, Heritage Labs, Medicals Direct and Mid-America Agency Services. It provides a full range of paramedical and underwriting services to the life insurance industry in the U.S. and the United Kingdom. The DBU operating segment, which consists of D&D Associates, Medimax, Inc., Allegiance Health, Inc., and Michigan Evaluation Group provides Independent Medical Examinations (IME) case-management services primarily for property and casualty insurers and claims reviewers.

The segments’ accounting policies are the same as those described in the summary of significant accounting policies discussed in the Company’s 2003 annual report on Form 10-K except that interest expense and non-operating income and expenses are not allocated to the individual operating segment when determining segment profit or loss.

A summary of segment information as of and for the three and nine month periods ended September 30, 2004 and 2003 is presented below (in thousands).

	As of and for the three months ended September 30, 2004			As of and for the nine months ended September 30, 2004
	HIBU	DBU	Total	HIBU	DBU	Total
Revenue	$70,986	$11,460	$82,446	$213,065	$32,216	$245,281
Operating Income	$2,865	$1,160	$4,025	$12,240	$2,557	$14,797
Total Assets	$230,952	$33,784	$264,736	$230,952	$33,784	$264,736
	As of and for the three months ended September 30, 2003			As of and for the nine months ended September 30, 2003
	HIBU	DBU	Total	HIBU	DBU	Total
Revenue	$65,202	$8,350	$73,552	$198,864	$25,708	$224,572
Operating Income	$4,059	$1,543	$5,602	$16,930	$4,828	$21,758
Total Assets	$233,342	$18,499	$251,841	$233,342	$18,499	$251,841

Note 11: Recently Issued Accounting Standards

In March 2004, the Financial Accounting Standards Board (FASB) issued the exposure draft, “Shared-Based Payment.” The proposed standard would require all equity-based awards to employees to be recognized in the consolidated statement of income based on their fair value for periods beginning after June 15, 2005. The new standard, if accepted in its present form, would apply to all awards granted, modified or settled after the effective date. We are in the process of analyzing the potential impact of this proposed standard on our consolidated results of operations and financial position.

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

Note 12: Long-Term Debt

On October 29, 1999, the Company entered into a $100 million Amended and Restated Revolving Credit and Term Loan Agreement with three banks. This senior credit facility consists of a $65 million six-year term loan and a $35 million three-year revolving loan, both unsecured. During 2001, the three-year revolving loan expiration date was extended for one year to October 31, 2003. During 2003, the revolving loan expiration date was extended for three years to October 31, 2006. There are no borrowings outstanding against the revolving loan at September 30, 2004. There are no additional borrowings available under the original $65 million term loan due to previous borrowings which have been repaid. As of September 30, 2004, $2.0 million is outstanding against the term loan. Principal payments of $1.0 million are due to be repaid on January 31, 2005 and 2006. The Company has not borrowed under the $35 million revolving loan.

Both the term loan and the revolving loan bear interest at either the prime rate minus 1/2% or LIBOR plus 3/4% to 1 3/4%, depending on the ratio of our consolidated funded debt, as defined, to earnings before interest, taxes, depreciation and amortization, or “EBITDA.” As of September 30, 2004, interest was payable at an effective average annual interest rate of 2.46%. Either loan can be prepaid without penalty at any time. Commitment fees of up to 0.3% of the unused revolving loan are charged. The agreement contains the following financial covenants:

•	Dividends are limited to 50% of the Company’s average quarterly net income,

•	Permit the Company’s Consolidated Fixed Charge Coverage Ratio to be at any time less than 1.50 to 1.00, measured on a trailing four quarter basis.

•	Permit the Company’s Consolidated Funded Debt to EBITDA Ratio to exceed at any time 2.75 to 1.00 measured on a trailing four quarter basis, and

•	Allow for the purchase of Treasury Stock for an aggregate purchase not to exceed $25 million for the period October 30,2003 to October 31, 2006.

As of September 30, 2004, the Company is in compliance with all financial covenants.

Note 13: Other

As previously disclosed in the Company’s amendment to its Form 10-Q for the quarter ending June 30, 2004, the Audit Committee of the Company’s Board of Directors commenced an inquiry into certain reimbursements to the Company’s CEO for expenses and into certain other expenditures made by the Company, including charitable contributions, made by or at the direction of the CEO. The Company’s CFO had asserted that such contributions, expenditures and other actions violated the Company’s Code of Conduct and Ethics adopted March 1, 2004 and the fiduciary duty of the CEO. The Audit Committee retained independent counsel, Gibbons, Del Deo, Dolan, Griffinger & Vecchione of Newark, N.J., to assist it in this inquiry and they, in turn, engaged an independent auditing firm, BDO Seidman, to assist them (the “Investigation Team”).

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

The Audit Committee also noted that these Improper Reimbursements were a violation of the Company’s then existing expense reimbursement policies and that Improper Reimbursements made after March 1, 2004 violated the Company’s Code of Conduct and Ethics, but the Audit Committee concluded that these violations were not willful.

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

The Audit Committee also concluded that there were deficiencies in the design and operation of certain internal controls involving approval of the CEO’s expenses and charitable giving policies. Prior to the Audit Committee inquiry, the Company hired an independent consulting firm to review its existing internal controls and make recommendations to the Audit Committee regarding areas for improvement. As a result of the inquiry, and with the assistance of an independent consulting firm, the Audit Committee recommended, and the Board of Directors approved, the implementation of certain additional controls and safeguards. These included a revised policy on expense reimbursements for all employees and a policy on charitable contributions. Under the revised policy, the CEO’s expense reimbursement requests will be reviewed and approved by the Audit Committee or its designated member and, as in the past, each employee’s expense reimbursement request will be reviewed by his or her supervisor. Except for annual contributions of $3,000 or less individually (up to an annual aggregate of $50,000) which must be approved by both the CEO and the General Counsel, all charitable contributions must be approved by the Audit Committee or one of its members.

Finally, the Audit Committee recommended, and the Board approved, the establishment of a lead director position and recommended that the Company’s search for two additional independent directors be expedited.

The Board of Directors has accepted and approved the recommendations of the Audit Committee.

The Company estimates that the cost of the inquiry will be approximately $1.6 million and will be recognized in the third and fourth quarter of 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation	-	Three and nine months ended September 30, 2004 compared to three and nine months ended September 30, 2003

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

In evaluating the Company’s operating performance and financial condition, management is focused on:

•	developing value added services;

•	retaining and expanding the share of a client’s business we enjoy;

•	securing additional clients;

•	delivering a superior service to our customers, at the lowest price;

•	certain performance criteria which includes actual performance to budget on revenues and unit income contribution;

•	proper expense levels relative to business volume.

Management has focused on the need for a superior service at the lowest possible price since the insurance industry has evolved to one which is very price sensitive. Our business plan requires that costs must be controlled to insure favorable pricing to our customers and to maintain satisfactory margins.

In our Health Information Business Unit (HIBU) segment, we service most of the major insurance companies in the U.S. and therefore our objective is to expand our share of their books of business, and hence our market share. We expect to successfully execute this plan by continuing to expand our service to the life insurance industry. This includes our most recently acquired capabilities in underwriting services for our clients. Major life insurers have been reducing costs as well, and the size and capacity of underwriting departments is noticeably reduced. Our U.K. subsidiary has been performing outsourced underwriting services for several years as has the recently acquired Mid-America Agency Service (MAAS). One goal for 2005 is to secure more U.S. based outsourced underwriting and use of our resources at MAAS will be the primary driver of this initiative. Combining this initiative with our existing Portamedic and Heritage Labs services should result in applications for life insurance policies being issued more promptly, thereby significantly benefiting our clients.

In our Diversified Business Unit (DBU) segment our strategy is to expand into key states to form a foundation of strong business units in both automobile no fault insurance markets and workers compensation markets. If successful, this will permit the Company to expand organically in the future. With respect to our DBU assets, our strategy is to build a unified national provider of outsourced independent medical examination services while retaining the strong local presence of our individual companies. Accordingly, we have adopted the approach where most, but not all, DBU functions will be centralized. Specifically, the immediate plan objectives are:

•	To complete and take delivery of our unified DBU IT system. The system is designed in four component pieces, which are on schedule for delivery and implementation in phases through the first half of 2005.

•	To complete our reorganization of the sales teams at our DBU companies so that we can best accommodate national, as well as local and regional, sales initiatives. We have so far appointed a national sales manager for the division, and identified certain individuals with division-wide sales responsibilities. We plan to continue our review of the responsibilities and duties of all division sales staff, and to complete this reorganization by the beginning of 2005.

•	To complete the centralization of our medical provider credentialing function at the DBU division level. By centralizing such function, we plan to benefit from the economies of scale of providing such services to all DBU companies in conjunction with providing similar services to other departments of Hooper Holmes.

•	To centralize, standardize and streamline the division’s financial functions, including day-to-day financial management, budgeting and financial reporting, at the division level. We have designated individuals at the division level to lead these functions, and have undertaken a review of certain policies and procedures of the individual companies. This initiative will be fully implemented in conjunction with the DBU IT system implementation.

We have the resources in place to achieve these objectives and extensive capital spending is not required.

The Company measures performance in several ways and ties incentive compensation to the successful achievement of these performance measures. Performance is measured against annual budgets prepared going into each year and the successful attainment of both budgeted revenue targets and branch contribution objectives.

Management operates and views the business through two distinct business units. The Health Information Business Unit (HIBU) consists of the Company’s Portamedic, Infolink, Heritage Labs, Medicals Direct Group (MDG), our U.K. subsidiary and the May 2004 acquisition of Mid-America Agency Service, Inc. (MAAS). It provides paramedical, laboratory analysis, attending physician statement (APS), inspection reports and outsourced underwriting services used to underwrite life, health and disability insurance. The Diversified Business Unit (DBU) consists of D&D Associates, Medimax, Inc., Allegiance Health, Inc., and the May 2004 acquisition of Michigan Evaluation Group (MEG). The DBU provides outsourced claims management services to automobile and workers’ compensation insurance carriers.

In 2004, the DBU completed the acquisitions of Allegiance Health Inc., and Michigan Evaluation Group (MEG). The Allegiance acquisition demonstrates the Company’s commitment to develop and grow auto, liability and workers’ compensation, primarily in the state of New York. The acquisition of MEG, demonstrates the Company’s commitment to work towards becoming a national provider of outsourced claims management. Meg, combined with Allegiance, D&D Associates and Medimax, puts the Company on that path.

Within HIBU, the Company acquired Mid-America Agency Services (MAAS) in May 2004. MAAS provides HIBU with high quality outsourced underwriting capabilities and the ability to provide services on a national basis. MAAS, now reports to the Company’s UK subsidiary, Medicals Direct. The Company believes that joining these two providers together, will strengthen both businesses and increase the Company’s ability to make the most of opportunities in outsourced underwriting.

The following provides a summary of the results of our operations for the three months ended September 30, 2004 and 2003 and a detailed discussion regarding these results follows.

•	Total HIBU revenues increased $5.8 million.

•	Portamedic revenues decreased $3.9 million.

•	Medicals Direct Group (U.K. subsidiary) revenues increased $4.4 million to $10.5.

•	Diversified Business Unit (DBU) revenues were $11.5 million in the third quarter 2004 compared to $11.0 million in the second quarter 2004 and $8.4 million for the third quarter of 2003.

•	Cost of sales improved over the previous year ago third quarter and over the second quarter of this year.

•	Total SG&A increased $4.3 million or 28%.

•	Consolidated operating income decreased to $4.0 million in the third quarter of 2004 compared to $5.6 million for the third quarter of 2003.

The significant success in our Medicals Direct Group and the acquisition of MAAS has caused total revenues to increase in the HIBU segment. However, with Portamedic revenues declining and margins tightening further operating expense reductions would be required. These operating expenses support the field branch structure and that structure is defined by the volume of business we process. If revenues decline at a rate faster than that of our costs, our profitability will be negatively impacted. The revenue trend in the DBU has stabilized and our plan anticipates improved revenue outlook in future periods. Without this improvement, the DBU profitability picture is not expected to improve and could worsen.

Revenues:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2004	2003	Change	%	2004	2003	Change	%
HIBU segment:
Portamedic/Infolink	$52.9	$55.3	$(2.4)	(4.2)	$165.0	$173.4	$(8.4)	(4.8)
Medicals Direct	10.5	6.1	4.4	72.0	30.0	14.4	15.6	107.8
Other Services	7.5	3.8	3.7	98.4	18.1	11.1	7.0	62.4

Total HIBU segment	$70.9	$65.2	$5.7	8.9	$213.1	$198.9	$14.2	7.1
DBU segment	11.5	8.4	3.1	37.2	32.2	25.7	6.5	25.3

Total	$82.4	$73.6	$8.8	12.1	$245.3	$224.6	$20.7	9.2

Our total consolidated revenues for the three months ended September 30, 2004 totaled $82.4 million, an increase of $8.8 million (12.1%) compared to the corresponding period of 2003. For the nine months ended September 30, 2004, our consolidated revenues of $245.3 million were up 9.2% ($20.7 million) compared to the corresponding period of 2003. Each of the Company’s two business segments contributed to the increases and are discussed below.

HIBU Segment

For the three months ended September 30, 2004, the HIBU segment’s revenues were $70.9 million, an increase of $5.7 (8.9%) compared to the corresponding period of the prior year. For the nine months ended September 30, 2004, the HIBU’s segment’s revenues were $213.1 million, an increase of $14.2 million (7.1%) compared to the corresponding period of the prior year.

Revenues of the Portamedic business were down $3.9 million ($45.9 million vs. $49.8 million) and $13.4 million ($144.1 million vs. $157.5 million) in the three and nine months ended September 30, 2004 compared to the corresponding periods of the prior year. This revenue decline is the result of:

•	decreases in the number of paramedical examinations performed (661,000 vs. 623,000 in the three months ended September 30, 2004 and 2003, respectively; 1,944,000 vs. 2,061,000 in the nine months ended September 30, 2004 and 2003, respectively);

•	reduced life insurance application activity (down 1.5% and 1.4% in the three and nine month periods ended September 30, 2004 compared to the corresponding periods of the prior year, as reported by The Medical Information Bureau Group, Inc., a provider of information and database management services); and

•	decreases in the average revenue per examination (down .6% and 1.7% in the three and nine month periods ended September 30, 2004 compared to the corresponding periods of the prior year), reflecting price having become the main driver in insurance companies’ selection of paramedical service vendors.

The declines in revenues derived by our Portamedic business were partially offset by the increases in the revenues derived by our Infolink business of $1.5 million ($7.0 million vs. $5.5 million) and $5.0 million ($20.9 million vs. $15.9 million) in the three and nine month periods ended September 30, 2004, compared to the corresponding periods of the prior year. The increased Infolink revenues is primarily due to the increased number of Infolink reports (138,000 vs. 122,000 in the three months ended September 30, 2004 and 2003, respectively; 406,000 vs. 351,000 in the nine months ended September 30, 2004 and 2003, respectively). Management attributes the increase in Infolink reports primarily to the units produced from our center in Kansas City, which opened in July 2003, and the greater number of branch-generated Attending Physicians Statements (APSs), made possible by our Portamedic F.A.S.T, product, which provides clients with a quick turnaround time for APSs.

Revenues for our Medical Direct Group (MDG) were $10.5 million and $30.0 million for the three and nine month periods ended September 30, 2004, respectively, compared to $6.1 million and $14.4 million for the corresponding periods of the prior year, respectively. Management attributes the increases in MDG’s revenues to the acquisitions completed in 2003 and 2004, as well as organic growth, the result of continuing favorable trends in the U.K. life insurance and claims management market, particularly in the areas of screenings, the equivalent of our paramedical examination service, Medico-Legal, which provides independent medical reports for legal and corporate clients, and outsourced underwriting services. Medicals Direct is a leading provider of these services and has developed a reputation of providing service and IT solutions for its clients. These qualities, combines with the aggressive marketing efforts, has fueled Medicals Direct growth.

Revenues for Other Services, consisting of Heritage Labs and MAAS, were $7.5 million and $18.1 million for the three and nine month periods ended September 30, 2004, respectively, compared to $3.8 million and $11.1 million for the corresponding periods of the prior year, respectively. The principal factors contributing to the increases were:

•	increases in the number of samples tested (194,000 vs. 190,000 in the three months ended September 30, 2004 and 2003, respectively; 596,000 vs. 526,000 in the nine months ended September 30, 2004 and 2003, respectively);

•	increases in the average price per sample tested (8.6% and 4.6% in the three and nine month periods ended September 30, 2004, respectively, compared to the corresponding periods of the prior year);

•	an enhanced product offering (i.e., one-stop shopping by offering combined laboratory services and paramedical pricing;

•	revenues, in the amount of $3.5 million, associated with our May 2004 acquisition of MAAS.

DBU Segment

Revenues for the DBU segment totaled $11.5 million in the three months ended September 30, 2004 compared to $8.4 million in the three months ended September 30, 2003, an increase 37.2%. For the nine months ended September 30, 2004, revenues for the DBU segment were $32.2 million, compared to $25.7 million in the corresponding period of the prior year.

Revenue from the October 2003 acquisition of Medimax, Inc. and the 2004 acquisitions of Allegiance Health, Inc. and Michigan Evaluation Group accounted for $3.9 million and $11.0 million of the increases in the DBU segment’s revenues in the three and nine month periods ended September 30, 2004, respectively, compared to the corresponding periods of the prior year. These increases were offset by a decline in D&D Associates’ revenues of $.9 million (10.2%) and $4.5 million (17.6)% in the three and nine month periods ended September 30, 2004, respectively, compared to the corresponding periods of the prior year. The decreases in D&D Associates’ revenues were primarily due to the following:

•	a decline in automobile claims activity in the state of New York, which we believe is attributable to more conservative underwriting standards;

•	certain large insurance company clients more evenly distributing claims cases among their approved vendors, during the first and second quarters of 2004.

•	regulatory changes requiring claimants and medical practitioners to notify insurers of potential no-fault auto claims on a more timely basis, which has resulted in a decline in the number of claims that may be considered for an Independent Medical Exam (IME) or Peer Review (PR); and

•	increased enforcement of insurance fraud laws by the New York State Insurance Fraud Bureau and special investigative units of insurance companies, which reduces their need for additional risk assessment services.

We continue our efforts to counter this decline in D&D Associates’ revenues by seeking to expand market share through, among other things, continuing to focus on the higher quality of service standards we believe we provide over our competitors, aggressively marketing our services to other no-fault automobile insurance providers, continuing to expand into workers’ compensation markets, and becoming a national provider of IME’s.

Cost of Operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
in millions	2004	% of Revenues	2003	% of Revenues	2004	% of Revenues	2003	% of Revenues
HIBU segment:
Portamedic/ Infolink	$38.9	73.5	$40.7	73.5	$120.4	73.0	$124.8	72.0
Medicals Direct	7.7	73.2	4.6	76.0	22.0	73.5	10.5	72.5
Other Services	4.8	63.3	2.4	63.1	11.3	62.5	7.2	64.8

Total HIBU segment	$51.4	72.4	$47.7	73.1	153.7	72.1	142.5	71.6
DBU segment	7.8	67.9	5.2	63.0	22.4	69.4	16.4	63.9

Total	$59.2	71.8	$52.9	72.0	$176.1	71.8	$158.9	70.8

Our total consolidated cost of operations for the three months ended September 30, 2004 was $59.2 million, compared to $52.9 million for the nine months ended September 30, 2003, an increase of approximately 11.8%. As a percentage of revenues, our cost of operations decreased slightly to 71.8% for the three months ended September 30, 2004 compared to 72.0% for the three months ended September 30, 2003.

Total consolidated cost of operations for the nine months ended September 30, 2004 was $176.1 million compared to $158.9 million for the corresponding period of the prior year, an increase of 10.8%. As a percentage of revenues, our cost of operations increased to 71.8% for the nine months ended September 30, 2004, compared to 70.8% for the period ending September 30, 2003.

HIBU Segment

Cost of operations for the HIBU segment was $51.4 million for the three months ended September 30, 2004, compared to $47.7 for the three months ended September 30, 2003, an increase of $3.7 million (7.8%). As a percentage of the HIBU segment’s revenues, its cost of operations decreased to 72.4% for the three months ended September 30, 2004, compared to 73.1% for the period ending September 30, 2003.

Cost of operations for the HIBU segment was $153.7 million for the nine months ended September 30, 2004, compared to $142.5 million in the corresponding period of the prior year, an increase of $11.3 million (7.9%). As a percentage of the HIBU’s segment’s revenues, its cost of operations totaled 72.1% for the nine months ended September 30, 2004, compared to 71.6% for the nine months ended September 30, 2003.

Cost of operations for the Portamedic and Infolink businesses totaled $38.9 million and $120.4 million for the three and nine month periods ended September 30, 2004, respectively, compared to $40.7 million and $124.8 million for the three and nine month periods ended September 30, 2003, respectively. For the quarter ended September 30, 2004 and 2003, cost of operations, as a percentage of revenues was 73.5%. Despite a reduction in Portamedic revenue for the third quarter of 2004, the Company maintained this percentage by closely monitoring direct costs and by reducing branch operating expenses 3.9% on a sequential quarter basis. For the nine months ended September 30, 2004 and 2003, cost of sales or percentage of revenues was 73.0% and 72.0% respectively. This increase as a percentage of revenues reflected the lower revenue levels, increased branch operating expenses and the higher relative amount of revenues represented by Infolink, which has a lower gross margin than that of Portamedic.

Cost of operations for the Medicals Direct Group totaled $7.7 million and $22.0 million for the three and nine month periods ended September 30, 2004, respectively, compared to $4.6 million and $10.5 million for the three and nine month periods ended September 30, 2003, respectively. The increases in cost of operations is due to higher revenue levels and reflects the operations of the companies acquired during 2003, which historically have had higher direct and operating costs. MDG’s cost of operations represented 73.2% and 73.5% of its revenues for the three and nine month periods ended September 30, 2004, respectively, compared to 76.0% and 72.5% for the three and nine month periods ended September 30, 2003, respectively. The reduction in cost of sales as a percentage of revenue for the quarter ending September 30, 2004 compared to 2003 is the result of the Company’s integration of the 2003 acquisitions.

Cost of operations for Other Services totaled $4.8 million and $11.3 million for the three and nine month periods ended September 30, 2004, respectively, compared to $2.4 million and $7.2 million for the three and nine month periods ended September 30, 2003, respectively. The increases in cost of operations reflected the higher revenue levels for Heritage Labs and the acquisition of MAAS in May 2004. Notwithstanding the increases in cost of operations, in absolute terms, such costs decreased as a percentage of Other Services’ revenues. Specifically, Other Services’ cost of operations represented 63.3% and 62.5% of its revenues for the three and nine month periods ended September 30, 2004, compared to 63.1% and 64.8% for the three and nine month periods ended September 30, 2003. The decreased cost of operations as a percentage of revenues at Heritage Labs is due to:

•	reduced laboratory and kit labor costs – more effective utilization of employee labor versus contract labor due to improved scheduling of production runs.

•	reduced material costs – increased yields for certain tests by reformulating reagents used in the testing process and improved efficiency of newly acquired testing equipment.

DBU Segment

For the DBU segment, its cost of operations totaled $7.8 million in the three months ended September 30,2004, an increase of $2.6 million (approximately 48%) compared to the corresponding period of the prior year. For the nine months ended September 30, 2004, the DBU segment’s cost of operations was $22.4 million, compared to $16.4 million in the corresponding period of the prior year.

As a percentage of the DBU segment’s revenues, its cost of operations represented 67.9% and 69.4% for the three and nine month periods ended September 30, 2004, respectively, compared to 63.0% and 63.9% in the three and nine month periods ended September 30, 2003, respectively. The increases in the DBU segment’s cost of operations as a percentage of its revenues were principally due to D&D Associates’ lower revenues levels and the higher operating expenses associated with the three acquired companies included in the DBU segment: Medimax, Allegiance Health, Inc. and MEG.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative (SG&A) expenses for the three months ended September 30, 2004 totaled $19.3 million, compared to $15.0 million for the three months ended September 30, 2003, an increase of 28.3%. SG&A expenses for the three months ended September 30, 2004 represented 23.3% of consolidated revenues, compared to 20.4% in the corresponding period of the prior year.

Consolidated SG&A expenses for the nine months ended September 30, 2004 totaled $54.4 million, compared to $43.9 million for nine months ended September 30, 2003, an increase of 23.8%. SG&A expenses for the nine months ended September 30, 2004 represented 22.2% of consolidated revenues, compared to 19.6% in the corresponding period of the prior year.

HIBU Segment

SG&A for the HIBU Segment includes this segment’s SG&A plus SG&A for all Corporate overhead departments. SG&A expenses for the HIBU segment increased $3.3 million to $16.7 million for the three months ended September 30, 2004, compared to $13.5 million for the three months ended September 30, 2003, an increase of 24.3%. For the nine months ended September 30, 2004, SG&A expenses increased $7.6 million to $47.1 million, compared to $39.5 million for the corresponding period of the prior year, an increase of 19.3%. The increases were principally the result of:

•	costs associated with an acquisition by Medicals Direct Group (MDG) in 2003 (approximately $0.4 million and $1.0 million in the three and nine month periods ended September 30, 2004, respectively);

•	employee benefits, largely attributable to increases for health insurance ($0.2 million and $0.6 million in the three and nine month periods ended September 30, 2004, respectively);

•	amortization of intangible assets attributable to acquisitions completed in 2004 ($0.3 million and $0.7 million in the three and nine month periods ended September 30, 2004, respectively);

•	communications expenses associated with the F.A.S.T. program ($0.5 million and $1.4 million in the three and nine month periods ended September, 2004); and

•	costs associated with the acquisition of MAAS in the second quarter of 2004 ($0.6 million and $1.0 million for the three and nine month periods ended September, 2004).

•	Cost associated with the independent audit committee investigation, $1.3 million and compliance with internal control provisions of the Sarbanes-Oxley Act $0.5 million in the three months ended September 30, 2004.

The HIBU segment’s SG&A expenses represented 23.6% and 22.1% of its revenues for the three and nine month periods ended September 30, 2004, respectively, compared to 20.7% and 19.9% for the three and nine month periods ended September 30, 2003, respectively.

DBU Segment

The DBU segment’s SG&A expenses totaled $2.5 million for the three months ended September 30, 2004, compared to $1.5 million for the three months ended September 30, 2003, an increase of 63.0%. The DBU segment’s SG&A expenses totaled $7.3 million for the nine months ended September 30, 2004, compared to $4.5 million for the nine months ended September 30, 2003, an increase of 63.9%. The increases primarily reflected the SG&A expenses associated with the acquisitions of Medimax, Inc. in October 2003, the January 2004 acquisition of Allegiance Health, Inc., and the May 2004 acquisition of Michigan Evaluation Group, which together accounted for $1.0 million and $2.6 million in the three and nine month periods ended September 30, 2004, respectively.

Operating Income:

Consolidated operating income for the three months ended September 30, 2004 decreased 28.2% to $4.0 million, from $5.6 million for the three months ended September 30, 2003. Consolidated operating income decreased to 4.9% of consolidated revenues in the three month period ended September 30, 2004, compared to 7.6% in the corresponding period of the prior year.

Consolidated operating income for the nine months ended September 30, 2004 decreased 32.0% to $14.8 million, from $21.8 million for the nine months ended September 30, 2003. Consolidated operating income decreased to 6.0% of consolidated revenues in the nine months ended September 30, 2004, compared to 9.7% in the corresponding period of the prior year.

HIBU Segment

As a result of the factors discussed above, operating income for the HIBU segment decreased to $2.9 million for the three months ended September 30, 2004 from $4.1 million for the three months ended September 30, 2003. The HIBU segment’s operating income decreased to 4.0% of its revenues in the three months ended September 30, 2004, compared to 6.2% in the corresponding period of the prior year.

Operating income for the HIBU segment decreased to $12.2 million for the nine months ended September 30, 2004 from $16.9 million for the nine months ended September 30, 2003. The HIBU segment’s operating income decreased to 5.7% of its revenues in the nine months ended September 30, 2004, compared to 8.5% in the corresponding period of the prior year.

DBU Segment

Operating income for the DBU segment decreased $0.4 million to $1.2 million for the three months ended September 30, 2004, compared to $1.5 million for the three months ended September 30, 2003. The DBU segment’s operating income was 10.1% of its revenues for the three months ended September 30, 2004, compared to 18.5% for the three months ended September 30, 2003.

For the nine months ended September 30, 2004, the DBU segment’s operating income decreased $2.3 million to $2.6 million, compared to $4.8 million for the nine months ended September 30, 2003. The DBU segment’s operating income was 7.9% of its revenues for the nine months ended September 30, 2004, compared to 18.8% for the corresponding period of the prior year.

Interest Income:

Interest income for the three months ended September 30, 2004 and 2003 was $0.1 million. For the nine months ended September 30, 2004, interest income decreased to $0.3 million compared to $0.6 million in the corresponding period of the prior year. The reduced interest income was attributable to lower levels of invested funds, reflecting the cash used to fund 2004 acquisitions and slightly lower interest rates.

Interest Expense:

Interest expense for the three months ended September 30, 2004 increased to $0.2 million, compared to $0.1 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, interest expense increased to $0.6 million, compared to $0.3 million for the corresponding period of the prior year. The increases were due to interest accruing on the portion of the purchase price due in 2005 and 2006 for the Heritage Labs acquisition completed in the second quarter of 2003, and interest on the factoring of Medicals Direct Group’s accounts receivable, which has increased both from organic growth and from acquisitions.

Income Taxes:

The effective tax rate was 38.9% and 38.5% for the three months ended September 30, 2004 and 2003, respectively.

The effective tax rate was 38.0% for the nine months ended September 30, 2004 and 2003, respectively.

Net Income:

Net income for the three months ended September 30, 2004 was $2.4 million or $0.04 per diluted share, versus $3.3 million or $0.05 per diluted share for the three months ended September 30, 2003.

Net income for the nine months ended September 30, 2004 was $8.8 million or $0.13 per diluted share, versus $13.1 million or $0.20 per diluted share for the nine months ended September 30, 2003.

Inflation did not have a significant effect on the Company’s operations in the three or nine month periods ended September 30, 2004.

Liquidity and Financial Resources:

The Company’s primary sources of cash are internally generated funds, cash equivalents, marketable securities and the Company’s $35 million credit facility. Our current ratio as of September 30, 2004 was 2.1 to 1, compared to 3.0 to 1 at December 31, 2003. As of September 30, 2004 and December 31, 2003, working capital was 34.5 million and 53.0 million, respectively. This current ratio change was due largely to acquiring Mid-America Agency Services, Allegiance Health and Michigan Evaluation Group.

For the nine months ended September 30, 2004, the net cash provided by operating activities was $12.0 million as compared to $17.5 million for the nine months ended September 30, 2003. The significant sources were net income of $8.8 million and $6.4 million of depreciation and amortization, which were offset by an increase in Accounts Receivable of $3.2 million. Consolidated days sales outstanding, measured on a rolling 90 day basis, was 46.6 at September 30, 2004, compared to 42.3 days at December 31, 2003 and 40.8 days at June 30, 2004. The increase in Accounts Receivable at September 30, 2004 compared to December 31, 2003, is the result of:

•	The 2004 acquisitions of Allegiance Health, Inc., Michigan Evaluation Group and Mid-America Agency Services Inc, $2.5 million

•	Significant organic growth of Medicals Direct Group and accounts receivable related to acquired companies, $1.9 million

•	Increased payment review standards by certain Portamedic clients has resulted in extended payment turnaround, $2.4 million

On January 28, 2003, the Board of Directors passed a resolution to award non-employee directors of the Company up to a maximum of 15,000 shares of the Company’s common stock as compensation. Each director was awarded 5,000 shares on January 31, 2003 and 2004, which vested immediately, and will be awarded 5,000 shares on January 31, 2005, subject to certain conditions. All shares awarded will be restricted under SEC Rule 144, and may not be sold or transferred by the outside director until four years from the date of issue. During the first quarters of 2003, and 2004, the Company expensed the fair value of the 30,000 shares awarded both on January 2003 and January 2004 and such amount is included in Selling, General and Administrative expenses in the consolidated Statement of Income. The total charge was $164,100 and $206,400 in the first quarter of 2003 and 2004, respectively.

On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $25 million per year. For the nine months ended September 30, 2003, the Company purchased 89,800 shares at a total cost of $0.4 million. The Company did not purchase any treasury shares during the nine months ended September 30, 2004.

On October 29, 1999, the Company entered into a $100 million Amended and Restated Revolving Credit and Term Loan Agreement with three banks. This senior credit facility consists of a $65 million six-year term loan and a $35 million three-year revolving loan, both unsecured. During 2001, the three-year revolving loan expiration date was extended for one year to October 31, 2003. During 2003, the revolving loan expiration date was extended for three years to October 31, 2006. There are no borrowings outstanding against the revolving loan at September 30, 2004. There are no additional borrowings available under the original $65 million term loan due to previous borrowings which have been repaid. As of September 30, 2004, $2.0 million is outstanding against the term loan. Principal payments of $1.0 million are due to be repaid on January 31, 2005 and 2006. The Company has not borrowed under the $35 million revolving loan.

Both the term loan and the revolving loan bear interest at either the prime rate minus 1/2% or LIBOR plus 3/4% to 1 3/4%, depending on the ratio of our consolidated funded debt, as defined, to earnings before interest, taxes, depreciation and amortization, or “EBITDA.” As of September 30, 2004, interest was payable at an effective average annual interest rate of 2.46%. Either loan can be prepaid without penalty at any time. Commitment fees of up to 0.3% of the unused revolving loan are charged. The agreement contains the following financial covenants:

•	Dividends are limited to 50% of the Company’s average quarterly net income,

•	Permit the Company’s Consolidated Fixed Charge Coverage Ratio to be at any time less than 1.50 to 1.00, measured on a trailing four quarter basis.

•	Permit the Company’s Consolidated Funded Debt to EBITDA Ratio to exceed at any time 2.75 to 1.00 measured on a trailing four quarter basis, and

•	Allow for the purchase of Treasury Stock for an aggregate purchase not to exceed $25 million for the period October 30,2003 to October 31, 2006.

As of September 30, 2004, the Company is in compliance with all financial covenants.

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results. Quarterly dividends paid in February, May and August 2004 were $0.015 per share and totaled $2.9 million. At its October 26, 2004 Board Meeting, the Company declared a third quarter dividend of $0.015 per share.

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

We do not anticipate any additional acquisition activity in 2004. The cash outflow will largely be limited to dividends (approximately $1 million in the fourth quarter of 2004) and capital expenditures, which for the fourth quarter of 2004 will be approximately $1.0 million. We expect to continue to generate positive cash flow from operations as well.

Required acquisition related payments of $1.7 million and $2.8 million in 2005 and 2006, respectively, will be funded from cash from operations. If certain acquisition performance criteria are met, additional consideration could be paid in 2005 totaling $7.3 million and in 2006 totaling $0.3 million and will be funded from cash from operations.

The Company is aware of allegations that an independent examiner, who billed work through an independent contractor, which in turn billed work through the Company, assaulted certain insurance applicants whom were examined. The examiner did not work for the Company nor was the Company aware that the examiner was performing insurance examinations. The Company has agreed to reimburse one of its insurance company clients, which it billed for examinations performed by this examiner, for certain legal, consulting and other costs incurred by the client, as well as an apportionment of any liability that may stem from examinations performed by the independent examiner. The related costs and estimated liability were accrued in 2003 and increased in the third quarter 2004. To date, the Company and its client have settled with two claimants and two additional claims are pending. The Company expects that the outcome of this matter will not have a material effect on the Company’s consolidated financial position, or liquidity. However, it could have an impact on the financial results of any one reporting period.

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

Critical Accounting Policies:

There were no changes to the Company’s critical accounting policies during the three months ended September 30, 2004. Such policies are described in the Company’s 2003 Annual Report on Form 10-K.

Recently Issued Accounting Standards:

In March 2004, the Financial Accounting Standards Board (FASB) issues the exposure draft, “Shared-Based Payment.” The proposed standard would require all equity-based awards to employees to be recognized in the consolidated statement of income based on their fair value for periods beginning after June 15, 2005. The new standard, if accepted in its present form, would apply to all awards granted, modified or settled after the effective date. We are in the process of analyzing the potential impact of this proposed standard on our consolidated results of operations and financial position.

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

Forward Looking Statements:

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

The following are some of the factors that could cause our Company’s actual results to differ materially from those described in forward-looking statements:

Trends in the life insurance industry have a direct impact on our business. We currently derive nearly all of our revenues in the core business from life insurance companies, and a majority of our Independent Medical Exam (IME) businesses from property and casualty insurance companies. The demand for these businesses is largely dependent either on demand for life insurance or the need for IME’s to assist in the management of claims for property and casualty insurers. Any decreases in demand for life insurance could substantially harm our business. Any shift away from the practice of using IME’s to assist in evaluation of injuries from automobile accidents or workers compensation incidents could substantially harm our business.

If we were to lose any of our significant customers, our revenues would likely decline. Our relationships with most insurance customers are not covered by formal written agreements. The loss of one or more of these customers would likely result in decreased revenues. Our ability to retain these customers will depend on our continued ability to serve their needs and to distinguish us from our competitors, primarily by providing superior customer service.

If we were to experience negative changes in the health information services business environment, it could have a significant impact on both our revenues and profits. The life insurance business has been flat or declining for several years. To date, we feel we have maintained market share through price discounting and improved services. The demand for our services is largely dependent on the demand for life insurance policies, policy amounts, the type of services requested, general economic conditions and other factors beyond our control. A major shift however in the need for examinations, blood and urine samples, and APS’s in underwriting life policies could substantially harm our core business. In our Diversified Business Unit, the industry is sensitive to having too much Independent Medical Exam (IME) business concentrated with one vendor. Being a very significant supplier of IME services to several companies, further emphasis on this issue could result in reduced revenues from these major clients.

The acceptability of the internet in the insurance industry has been a key driver for business for the Company. Our Alternative Distribution Channel (ADC) business has grown significantly over the last several years. Continued growth will depend in part on our clients, including insurance companies and agents and brokers, continuing to use the internet and other alternative distribution channels to sell their insurance products. Our advantage in this ADC business was clearly having a technical head start and continued

improvement in our systems allows us to maintain our position. Rapid growth in the use of these channels may not continue. Reduction or replacement of these channels could limit any growth in the number of applications for life insurance which in turn could limit our growth and harm our business.

We continually adapt to the technological needs of our insurance company customers by enhancing and expanding our technology and network infrastructure. There is a continuing need to move forward in this area. Our investment in systems development and personnel continues to grow and demand for those services from our customers is high. Our failure to be responsive to those demands and our customers’ changing needs could substantially harm out business.

Our experienced, long tenured management team is key to our success, none of whom, except our Chairman, CEO and President James M McNamee has an employment agreement. If we lose one or more of our executive officers, an inability to successfully recruit and retain additional highly skilled and experienced management, or to successfully train and promote existing personnel to serve in an managerial capacity, could substantially harm our business.

We have successfully grown in part due to a very successfully executed strategy of selected acquisitions of businesses successful in our industries or by making strategic investments in those businesses. There is no guarantee that these activities will be profitable, or that we will be able to continue growing through these strategies.

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

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of September 30, 2004.

(in thousands)	2004	2005	2006	2007	2008	2009 & Thereafter	Total	Estimated Fair Value
Fixed Rate Investments	$283	$1,415	$500	$0	$0	$0	$2,198	$2,226
Average Interest Rates	1.53%	1.55%	1.55%	0.00%	0.00%	0.00%	1.55%

Item 4. Controls and Procedures

As previously disclosed in the Company’s amendment to its Form 10-Q for the quarter ending June 30, 2004, the Audit Committee of the Company’s Board of Directors commenced an inquiry into certain reimbursements to the Company’s CEO for expenses and into certain other expenditures made by the Company, including charitable contributions, made by or at the direction of the CEO. The Company’s CFO had asserted that such contributions, expenditures and other actions violated the Company’s Code of Conduct and Ethics adopted March 1, 2004 and the fiduciary duty of the CEO. The Audit Committee retained independent counsel, Gibbons, Del Deo, Dolan, Griffinger & Vecchione of Newark, N.J., to assist it in this inquiry and they, in turn, engaged an independent auditing firm, BDO Seidman, to assist them (the “Investigation Team”).

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

The Audit Committee also noted that these Improper Reimbursements were a violation of the Company’s then existing expense reimbursement policies and that Improper Reimbursements made after March 1, 2004 violated the Company’s Code of Conduct and Ethics, but the Audit Committee concluded that these violations were not willful.

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

The Audit Committee also concluded that there were deficiencies in the design and operation of certain internal controls involving approval of the CEO’s expenses and charitable giving policies. Prior to the Audit Committee inquiry, the Company hired an independent consulting firm to review its existing internal controls and make recommendations to the Audit Committee regarding areas for improvement. As a result of the inquiry, and with the assistance of an independent consulting firm, the Audit Committee recommended, and the Board of Directors approved, the implementation of certain additional controls and safeguards. These included a revised policy on expense reimbursements for all employees and a policy on charitable contributions. Under the revised policy, the CEO’s expense reimbursement requests will be reviewed and approved by the Audit Committee or its designated member and, as in the past, each employee’s expense reimbursement request will be reviewed by his or her supervisor. Except for annual contributions of $3,000 or less individually (up to an annual aggregate of $50,000) which must be approved by both the CEO and the General Counsel, all charitable contributions must be approved by the Audit Committee or one of its members.

Finally, the Audit Committee recommended, and the Board approved, the establishment of a lead director position and recommended that the Company’s search for two additional independent directors be expedited.

The Board of Directors has accepted and approved the recommendations of the Audit Committee.

The Company estimates that the cost of the inquiry will be approximately $1.6 million and will be recognized in the third and fourth quarters of 2004.

The Company was temporarily not in compliance with American Stock Exchange (the “Exchange”) listing standards upon the filing if its second quarter Form 10-Q on August 9, 2004. On October 25, 2004 the Company filed an amendment to its second quarter Form 10-Q and returned to compliance with the Exchange’s listing standards.

Implementation of Control Policies and Procedures Following Conclusion of Recent Audit Committee Inquiry

As a result of the inquiry by the Audit Committee of the Company’s Board of Directors conducted subsequent to the end of the second quarter of 2004 and described in the amendment to the Company’s Form 10-Q report for the quarter ended June 30, 2004, the Audit Committee concluded that there were deficiencies in the design and operation of certain internal controls involving approval of the CEO’s expenses and charitable giving policies. Prior the Audit Committee inquiry, the Company hired an independent consulting firm to review its existing internal controls and make recommendations to the Company’s Audit Committee and management regarding areas for improvement. As a result of the inquiry, and with the assistance of an independent consulting firm, the Audit Committee recommended, and the Board of Directors approved, the implementation of certain additional controls and safeguards.

These included a revised policy on expense reimbursements for all employees and a policy on charitable contributions. Under the revised expense reimbursement policy, the CEO’s expense reimbursement requests will be reviewed and approved by the Audit Committee or its designated member. The new charitable contributions policy requires that all charitable contributions, except for annual contributions of $3,000 or less individually (up to an annual aggregate of $50,000) which must be approved by both the CEO and the General Counsel, must be approved by the Audit Committee or one of its members.

Review of Company’s Internal Control over Financial Reporting

As indicated above, the Company hired an independent consulting firm to assist in the review, documentation and testing of the Company’s internal controls and to make recommendations to the Company’s Audit Committee and management regarding areas for improvement. This was done as part of the Company’s efforts to prepare to provide the required assessment of the Company’s internal control over financial reporting to be contained in the Company’s annual report on Form 10-K, beginning with the Company’s Form 10-K for the fiscal year ending December 31, 2004. With the independent consulting firm’s assistance, the Company has identified a number of significant deficiencies in its internal control over financial reporting relating to (1) change control and the security of its information technology system and (2) the documentation and design of certain processes.

Change controls are controls over the process by which changes are made in the Company’s information technology software systems. The Company has determined that deficiencies exist in the Company’s change controls, including the following:

•	not all of the change controls are documented, and change control documentation is not prepared for any application changes;

•	there is inadequate segregation of duties with respect to the change controls, as the same individual is responsible for all aspects of change control, backups and security administration;

•	employee and contract software programmers have full access to production libraries and can implement changes to production without management approval;

•	user acceptance testing is not consistently performed; and

•	version control, which identifies and tracks changes to program code, is inadequate.

The absence of proper change control could permit unauthorized changes to the IT software system that, without record of the change, could result in the compromising of the financial information produced by the IT system.

The Company has also determined that its controls with respect to the security of its information technology systems are inadequate. Specifically:

•	the process for adding, changing and deleting users’ access to the system is not currently documented, users’ access to sensitive programs (i.e., the Company’s operating system) is not adequately restricted;

•	password rules (length, expiration) are not standardized across applications/servers, and administrator access is not logged or reviewed;

•	contract programmers are granted full administrative access to the database environment in order to make changes to the system, and the database does not log the contract programmer activities;

•	a generic user- identification is used regularly, causing a lack of accountability over transactions initiated using this identification;

•	firewalls, intrusion detection systems and other controls to prevent unauthorized users from gaining access to the Company’s systems are only in place at the Company’s corporate headquarters; and

Documentation and design deficiencies include items such as those that follow. These deficiencies were identified and either are remediated or scheduled to be remediated shortly.

•	inadequate segregation of duties, as the same individual is responsible for overlapping aspects of internal controls

•	insufficient oversight of certain processes that may allow fraudulent transactions to be processed

Examples of these include (1) accounting personnel generating and approving their own journal entries (2) access to the accounting system is not necessarily based on what the users job responsibilities are (3) blank check stock and utilization of manually prepared checks are not completely controlled (4) existing expense reporting procedures were not being applied consistently to the CEO of the company (5) the Company did not have a charitable contributions policy in place.

A plan has been developed to correct these deficiencies. The Company hired an outside consulting firm to assist us in complying with our obligations under the Sarbanes Oxley legislation passed in 2002. Section 404 activities of the Act cause us to identify control deficiencies and as part of our ongoing plan, remediate those deficiencies and implement policies and procedures to insure the control is understood and is consistently followed. As to the IT deficiencies, our CIO has developed a comprehensive detailed work plan to remediate as many IT issues as is possible. This work plan has been reviewed by our independent consulting firm. The plan is comprehensive and aggressive and requires significant attention of our IT resources to achieve our objectives in 2004. It is expected that the remediation will not require more employee staff but may add incremental costs in outside consultant fees.

Evaluation of Disclosure Controls and Procedures; Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Company’s CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2004.

In designing and evaluating the Company’s disclosure controls and procedures, management, including the CEO and CFO, recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitation in control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Management was also necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon their evaluation and in light of the significant deficiencies in the Company’s controls described above, the CEO and CFO have concluded that the Company’s disclosure controls and procedures, as of September 30, 2004, may not be effective at the reasonable assurance level. However, management believes that upon remediation of the above-described deficiencies, the Company’s disclosure controls and procedures will be effective.

Other than as described above, there has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by the Company during the quarter ended September 30, 2004.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans of programs	Maximum number of shares that may yet be purchased under the plans or programs (a)
January 1 – March 31, 2004	0	—	0
April 1 – June 30, 2004	0	—	0
July 1 – September 30, 2004	0	—	0

Total	0	—	0	2,500,000

(a)	On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2,500,000 shares of the Company’s common stock for an aggregate purchase price not to exceed $25 million. The Company did not purchase any treasury shares during the nine months ended September 30, 2004.

Item 6 – Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hooper Holmes, Inc.

Dated: November 9, 2004

BY:	/s/ James M. McNamee
James M. McNamee
Chairman, President and
Chief Executive Officer

BY:	/s/ Fred Lash
Fred Lash
Senior Vice President
Chief Financial Officer & Treasurer