Form 10-K
period 2004-12-31
HOOPER HOLMES INC
filed 2005-03-31
CIK 741815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004.

Commission file number: 1-9972

HOOPER HOLMES, INC.

(Exact name of Registrant as specified in its charter)

New York	22-1659359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 Mt. Airy Road Basking Ridge, NJ	07920
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 766-5000

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

The aggregate market value of the shares of our common stock held by non-affiliates of the Registrant (61,149,262 shares), based on the closing price of these shares on June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) on the American Stock Exchange, was $350,996,764. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of February 11, 2005 was 65,249,879.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareowners to be held on May 24, 2005, are incorporated by reference in Part III of this report.

HOOPER HOLMES, INC.–FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

FORM 10K

PART 1

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K (particularly Items 1 and 7) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created by this legislation.

In some cases, you can identify forward-looking statements by our use of terms such as “anticipate,” “believe,” “continue,” “could,” “should,” “estimate,” “expect,” “forecast,” “intend,” “hope,” “goal,” “may,” “will,” “plan,” “seek” and variations of these words or similar expressions.

Forward-looking statements are based on management’s current assumptions, estimates and expectations of future events. We cannot guarantee that these assumptions are accurate or that the estimates and expectations will be realized. Thus, all of these forward-looking statements are subject to risks and uncertainties. Some of the factors that could cause our actual results to differ materially from those projected in any such forward-looking statements include, without limitation:

•	the loss of one or more of our customers and our ability to obtain new customers or additional business from existing customers;

•	our susceptibility to trends and other developments affecting the life and other segments of the insurance industry, including changes in the types of services demanded by life insurance carriers in connection with their underwriting of individual life insurance policies, and by property and casualty insurance carriers in connection with their processing of medical claims;

•	the intense competition in the industries in which we operate, including the impact of pricing pressures;

•	our ability to anticipate, conform and/or modify our business operations to comply with complex state regulations that are subject to frequent changes;

•	our ability to enhance and expand our technology and network infrastructure;

•	the continued success of our acquisitions and other strategic investments;

•	the effectiveness of our sales, advertising and marketing programs;

•	our ability to hire and retain key management personnel, and manage our paramedical examiners, physicians and other key personnel; and

•	general industry, economic and political conditions.

The section of this annual report under the caption “Risk Factors” addresses some of the important risk factors that are affecting or may affect our business, results of operations and financial condition. These risk factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors not identified could also have material adverse effects on our future results.

The forward-looking statements included in this annual report are made as of the date of this report. Other than as required by law, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect events or circumstances that subsequently occur or of which we hereafter become aware. Unless otherwise indicated, all references to a year reflect our fiscal year that ends December 31.

ITEM 1.	Business

Overview

Hooper Holmes, Inc. and its subsidiaries (Hooper Holmes or the Company) currently engage in two principal businesses, which are operated as distinct divisions:

•	Our Health Information Division (HID), which we formerly referred to as the Health Information Business Unit or HIBU, is one of the leading providers of outsourced risk assessment services to the life and health insurance industry. The core activity of that business consists of arranging for paramedical examinations on behalf of insurance carriers, primarily in connection with such carriers’ processing and evaluation of the risks associated with underwriting insurance policies - mainly life insurance policies.

•	Our Claims Evaluation Division (CED), which we formerly referred to as the Diversified Business Unit or DBU, provides medical claims services to insurance adjusters for use in processing accident claims, primarily on behalf of property and casualty insurance carriers. The core activity of this business consists of arranging for sophisticated independent medical exams (IMEs). An IME is a medical examination by a doctor (other than the claimant’s physician) for purposes of rendering an objective opinion regarding the nature, origin, treatment and causal relationship of an injury, typically to establish whether the claimant needs further treatment or is disabled, or to determine what medical expenses are eligible for payment or reimbursement.

In summary, our Health Information Division provides medical-related evaluative services at the “front” end of the insurance process (i.e., the underwriting of policies), while the Claims Evaluation Division provides such services at the “back” end of the process (i.e., the claims end).

Our Company history spans over 100 years, and over the last 35 years, our business focus has been the activity conducted by our Health Information Division. Over time, this business has established more than 160 company-owned branch facilities from which we recruit, monitor and manage the network of paramedic examiners that provide our primary risk assessment services. Our branch office geographic “footprint” is augmented by an additional 76 independent contract affiliate offices that perform many of the same functions as our branch offices. Through these facilities, we have the ability to provide an examination of any applicant for insurance in any location in the United States. These services are provided by a network of approximately 9,500 personnel, of which 3,000 are employees. In August 2002, we acquired the United Kingdom based Medicals Direct Group, expanding the geographic scope of our Health Information Division.

Our Claims Evaluation Division has been built through acquisitions, the first of which was completed in October 2002. Our decision to enter the business of providing medical claims services reflected the objective of leveraging the core strengths of our Health Information Division, including a thorough understanding of the services required by, and our relationships with, the insurance industry, the ability to conduct business in all major local markets in the United States, and our outsourcing capabilities developed through working with a network of approximately 9,500 field personnel.

Today, our Health Information Division provides risk assessment services to over 700 life insurance carriers, including most of the top 100 carriers in the United States and virtually all of the roughly 50 life insurance carriers in the United Kingdom. Our Claims Evaluation Division, which has been focused in the geographic regions in which the four acquired businesses that comprise this division were originally active (i.e., New York, Pennsylvania, New Jersey and Michigan), provided services to over 650 different clients in 2004. Of those CED clients, the 21 largest accounted for 83% of the division’s revenues. A core part of the growth strategy for this business is to diversify by client, by developing a deeper national network of IME providers and a more robust operations and technology platform to support them.

Our principal executive offices are located at 170 Mt. Airy Road, Basking Ridge, New Jersey 07920. Our telephone number is (908) 766-5000. Our website address is www.hooperholmes.com. We have included our website address as an inactive textual reference only. The information on our website is not incorporated by reference into this annual report on Form 10-K. We make available through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, Forms 3, 4 and 5 filings, and all amendments to these reports and filings as soon as reasonably practical after such material is electronically filed with the SEC.

Health Information Division

Services

Paramedical and Medical Examinations. Our Health Information Division performs paramedical and medical examinations of insurance policy applicants throughout the United States under the Portamedic trade name. The results of such examinations are provided to insurance carriers, their affiliated agents (that is, agents who exclusively or primarily sell insurance policies of one carrier), independent agents or brokers (who sell policies of multiple carriers), and non-traditional insurance marketers - primarily in connection with the processing of applications for life insurance. Through our wholly-owned subsidiary, Medicals Direct Group, we also provide paramedical examinations in the United Kingdom, referred to in the U.K. as “Screenings.” Underwriting decisions are based on statistical probabilities of mortality and morbidity, such that insurance companies generally require quantitative data reflecting an applicant’s general health. We provide that data.

Because almost all of our examiners are nurses or other medically trained professionals, we are able to provide our customers with a full range of paramedical and medical examinations. Insurance carriers have different guidelines for determining when an examination is required and the scope of such examination. The likelihood that an examination of an applicant will be required is influenced by the applicant’s age and the amount of insurance being sought. In general, insurance carriers insist upon more stringent underwriting requirements as the age of the applicant and amount of coverage increases. For example, a 35 year old applicant seeking insurance coverage of $100,000 may only be asked to submit to a paramedical examination, during which he or she will have blood and urine samples taken. In contrast, a 60 year old applicant seeking $500,000 in coverage is more likely to be asked to submit to a medical examination by a physician, provide blood and urine samples, have chest x-rays taken and undergo an EKG test.

Infolink Services Group - Personal Health Interviews and Medical Records Collection. Under the Infolink name, we offer personal health interviews and medical records collection services, including the obtaining of attending physician statements (APS), for our customers. Our centralized Infolink call center based in Kansas City, Kansas handles:

•	the gathering of medical information from applicants for transmission to our customers on an expedited basis using our automated Teledex tele-underwriting service;

•	the securing of copies of medical records from physicians; and

•	Infolink personal history interviews (i.e., gathering information about an applicant’s financial and employment history).

Our carrier customers contract with us for use of the Infolink call center. Approximately 121 full-time employees prepare all of the Infolink reports ordered by these customers. These employees interview the individual applicants, their employers and business and personal associates. The Infolink reports generated are transmitted or mailed to insurance underwriters. Our information systems allow us to tailor each report for the particular carrier’s needs.

Heritage Labs. Our wholly-owned subsidiary, Heritage Labs, processes the specimens obtained in connection with a portion of our paramedical examinations, as well as the specimens provided by third-party health information service providers. Heritage Labs allows us to provide our life insurance customers with a one-stop source for their health information service needs.

Other Activities. In addition to the screenings performed by Medicals Direct Group, our U.K. based subsidiary, Medicals Direct provides a number of other services, including:

•	the preparation of general practitioner reports for the legal, corporate and insurance industries;

•	the underwriting of life insurance policies on an outsourced basis, without the mortality risks attendant to such underwriting activity; and

•	pre- and post-employment physical examination screening services for public transportation and corporate agencies.

In addition, our U.S. based examiners perform a range of ancillary services, such as helping applicants understand and complete forms, and obtaining consent signatures. We have dedicated customer service employees located in Kansas City who help complete applications based on telephone interviews with applicants, and five additional customer service employees located in service centers in several cities who provide general customer service support.

Key Trends of Relevance to the Health Information Division

Decrease in Life Insurance Applications/Issuance of Life Insurance Policies

The most critical and indicative non-financial metric for our Health Information Division is the number of applications for life insurance. Our management monitors application levels through The Medical Information Bureau Group, Inc. (MIB), a clearinghouse of policy application information based in Westwood, Massachusetts that is owned by participants in the insurance industry. The MIB Life Index is the life insurance industry’s timeliest measure of application activity across the U.S. and Canada. The Index is based on the number of searches member company underwriters perform on the MIB database. Since the vast majority of individually underwritten life premium dollars in North America include a MIB search as a routine underwriting requirement, the MIB Life Index provides a reliable proxy for new business activity.

For the past two years, the number of applications for life insurance recorded by MIB has declined, by 4.1% in 2003 and 2.3% in 2004. Our management attributes this to several factors:

•	Fewer Insurance Agents. There is a saying in the life insurance industry that “Life insurance isn’t bought, it’s sold.” An agent providing a needs analysis is critical to the process. Over the last ten years, there has been an estimated drop-off of greater than 25% in the number of insurance agents selling life insurance.

•	Lower Percentage of Americans with Individual Life Insurance Policies. According to data from LIMRA International (formerly the Life Insurance Marketing and Research Association), the number of new individual life insurance policies written declined by 20% from 1994 to 2003. The LIMRA International data indicate that 61% of American adults have life insurance today, compared to 70% in 1984. Only 41% have individual policies; the balance of those insured are covered under group policies typically sponsored or provided by their employers. The data suggest that adult Americans have, on the whole, developed a greater risk tolerance.

•	Product Changes. Currently, the most popular choice among the various types of life insurance is term insurance (i.e., life insurance that does not include an investment component), for which the premiums and associated agent commissions are significantly lower than whole life insurance. This may be contributing to insurance agents putting greater energy into the selling of annuities, which do not entail paramedical exams as part of the application process.

The decline in the number of life insurance applications and individual life insurance policies is detrimental to the Health Information Division’s business and its operating results. In contrast, the Health Information Division’s business benefits when individual life insurance policies are underwritten for higher policy face amounts. Based on MIB data, currently a greater percentage of policies are being underwritten for people in the 60-65 age bracket, an age bracket in which people generally seek higher levels of insurance compared to younger people. As noted above, there is a greater level of medical examination requirements when policies are underwritten for higher amounts, raising the value of an order for paramedic exam services.

Cost Pressure from Life Insurance Carriers and the Competition

Following the decline in investment returns since the dot.com bubble burst in 2000, insurance companies have had to address cost items in a more rigorous manner in an attempt to maintain their profitability and level of return to their stakeholders. These carriers have placed increased cost pressure on outsourced service providers, as the carriers look to reduce costs in every aspect of their business.

Changes in the Channels through which Life Insurance is Sold

In view of the drop-off in the writing of life insurance policies (and applications for such policies), life insurance carriers have adopted a multi-channel strategy, then sought to optimize the productivity of each channel. Sales through local sales agents/brokers have declined dramatically. The alternative distribution channel - consisting of direct mail, the Internet and services that provide insurance pricing on line - now represents the fastest growing segment of the market. According to a LIMRA survey conducted in 2003, 40% of life insurance applicants had no face-to-face contact with an insurance agent or broker.

Shorter Life Insurance Application Processing Periods

According to A.M. Best, a leading insurance industry analyst, life insurance application processing times have been reduced from 90-120 days to 20-25 days as a result of electronic processing and other technological enhancements. It is critical to shorten the time between when a policy is sold and when it is issued because of the “buyer’s remorse” phenomenon: the longer the amount of time that passes from an applicant’s submission of an application to the time the policy is underwritten, the greater the likelihood of the applicant not pursuing the policy.

The Health Information Division’s Growth Strategy

The major components of the Health Information Division’s growth strategy reflect management’s efforts to address the key trends identified above.

Provide Faster, More Efficient Service as a Competitive Differentiator

Over the past few years, Portamedic has focused on providing faster and more efficient service. We strive to schedule an appointment for a paramedical examination within 24 hours of receiving a request and to complete the entire examination process in three to five days, subject to the applicant’s availability. Our examiners perform examinations at times and locations convenient to the applicant, generally at the applicant’s home or place of business. Beyond our operational breadth and flexibility, we have taken a number of steps of a logistical nature to further the objective of providing faster, more efficient service, including:

•	the introduction of F.A.S.T. (Fax and Scan Today);

This online document management system allows for the indexing and imaging of medical underwriting documents for immediate retrieval on our secure website or through a secure encrypted file transfer protocol (FTP) site. Images delivered through F.A.S.T. are password protected, making them available only to authorized personnel designated by client carriers. Our imaging capabilities are expanding to cover all facets of our business. We can gather any paper or electronic document, bundle these documents and pass them on to the customer, thus shortening the “product to customer” cycle times.

•	the development of E-Business Submission Services;

E-Business Submission Services combines ancillary services performed to carrier specifications, and facilitates streamlined receipt and processing of all pieces of a new business package. A unit is a completed requirement that has been checked for completeness and includes identifying information that enables the insurance company to electronically receive, process and distribute such information within its system.

•	the establishment of the centralized Infolink call center;

Our centralized Infolink call center is the result of consolidating five offices into one. The call center’s tele-interviewing capability enables us to gather much of the information needed in connection with the life insurance application process (e.g., financial, employment history, medical history and, where appropriate, attending physician statements) in a more time-efficient manner compared to the alternative of a paramedical examiner gathering such information while conducting an examination. For example, if in the course of conducting a Teledex interview we learn that an applicant has a health history problem, we can immediately order an attending physician statement, saving as much as 14 days in the application processing time. The consolidation of offices to establish the centralized Infolink call center has had the additional benefit of enabling us to move staff from one group to another as the work volumes change in each group, increasing the productivity of that operation.

•	the development of our Teledex service; and

Teledex is an automated service providing applicant information to our insurance customers on an expedited basis. When an insurance customer transmits an order through Teledex, a staff member pulls up a customer-specific underwriting questionnaire (the system contains a number of customer-specific underwriting questions) on his or her computer terminal and then conducts a telephone interview with the applicant to get responses to the applicable questions. Once we have a contract with a customer and have programmed their forms, we can add brokers representing that customer instantly. This enables us to provide customized reports for each customer in a matter of hours. This process is of value to our customers because it allows them to begin the underwriting process upon receipt of the Teledex report, rather than waiting for an examiner to perform the examination, collect the data and then return the report and examination results. Additionally, Teledex receives and handles orders for attending physician statements.

•	the increase in our commitment to technological initiatives and the promotion and implementation of industry standards.

The Health Information Division has developed an e-forms library of over 185 insurance companies’ electronic application forms, used by roughly 37% of its insurance carrier customers. These forms, which are carrier-specific and subject to changes in applicable state insurance laws and regulations, are kept current on a real-time basis.

In addition, we have been active in supporting the initiatives led by the Association for Cooperative Operation in Research and Development (ACORD), whose purpose is to establish electronic message standards for the life and health insurance industries. One of our employees is a co-chair of the ACORD working group subcommittee on underwriting requirements.

We recently announced that we entered into a strategic alliance with Agency Works, a leading provider of life management systems, to launch iRelay, a Web-based client solutions tool, custom-designed for our clients, that is expected to allow the electronic transport of insurance applications. We intend to continue to invest in technologies and participate in activities that we believe can further enhance our operating efficiencies, and provide more Internet-based services to our customers.

We believe all of these initiatives are being well received in our market place. To illustrate:

•	Over 3,800 underwriters and field producers (e.g., agents) have registered for Portamedic F.A.S.T., making it, to our knowledge, the most popular on-line document management retrieval system in the industry.

•	In 2004, E-Business Submission processed over 106,000 units.

•	We provided approximately 507,000 Infolink reports to hundreds of carriers in 2004, compared to 474,000 in 2003 and 438,000 in 2002. As noted above, carriers contract with us for use of the Infolink call center. Some of the larger, national insurance brokers are influencing carriers to change the manner in which they process applications to allow telephone interviews as a way of accelerating the closing of policies. We entered into contracts with three of such carriers within the last six months, with the work under such contracts scheduled to be fully phased in by the end of the first quarter of 2005.

Expand the Business Generated by the Alternative Distribution Channel

The alternative distribution channel currently represents the fastest growing life insurance distribution segment, through which we estimate that approximately 32% of our sales are now generated. The common computer system of our extensive branch office network, and the system’s ability to allow the downloading of status information over the Internet or directly to a customer, served as strong selling points and contributed to our success in making inroads with the entities selling life insurance through this channel. We are developing electronic application submission programs that we believe will benefit this market segment through faster aggregation and delivery of underwriting requirements to the carrier customers.

Pursue Outsourced Underwriting

To address life insurance companies’ continued search for cost reductions and improved operating efficiency, our management has been seeking to develop or acquire the necessary capabilities to allow insurance companies to outsource the complete underwriting process (i.e., all of the steps involved in processing life insurance applications for purposes of making the underwriting decision).

Our U.K. based subsidiary, Medicals Direct Group (MDG), provides outsourced underwriting services in connection with approximately 25% of all life insurance policies being underwritten in the United Kingdom. This provided us with a platform on which to build. To further this component of our growth strategy, in May 2004 we acquired Mid-America Agency Services, Inc. (MAAS), a full-service insurance services organization based in Omaha, Nebraska with MIB approval capability that provides risk selection services to the insurance underwriting industry using medical professionals who are trained in medical, non-medical and the financial aspects of underwriting. MAAS completes all the U.S. based outsourced underwriting services for a large insurance company, currently generating in excess of 225,000 underwriting units per year. The MAAS acquisition expands and enhances our core competencies in insurance information services, moving us closer to our goal of providing a ‘one-stop’ source for outsourced life insurance services.

Our Network of Branch and Contract Affiliate Offices; Paramedical Examiners

We believe our network of branch and contract affiliate offices throughout the United States is the most extensive in our industry, enabling us to provide a timely examination of applicants located anywhere in the country.

Each of our 160 branch offices is automated with direct electronic connections to our home office in Basking Ridge, New Jersey. Orders are received from our customers either directly from agents or brokers by one of our branch offices or through the home office. The branch office is responsible for scheduling an examination and assigning a paramedical examiner. The status of the examination is entered into the branch office system, is then retrieved by the home office, and then made available to the customer. The examination results, once complete, are transmitted, faxed or mailed directly to the customer. The respective branch managers are responsible for the supervision of their local health information operations. A support staff coordinates examinations and reporting procedures and performs quality assurance functions. Our branch offices hire and contract with properly trained, experienced examiners. In addition, our Health Information Division has developed a database of nearly 500 credentialed physicians who are approved to perform medical examinations for our customers.

We have 76 independent contract affiliate offices. Contract affiliates perform many of the same functions as our branch offices, but are independently owned and operated. Our contract affiliates provide Portamedic services in assigned geographical areas throughout the United States and receive orders directly from our customers. Each contract affiliate is responsible for compensating, training, hiring and supervising all of its personnel and must meet the same quality assurance standards as our branches, including necessary credentialing of its examiners. Our contract affiliates use a version of our system software that allows them to process customer billing information and provide examination status reports.

The high costs of skilled labor and transportation (e.g., gasoline) have severely impacted our cost of doing business, forcing us to pursue innovative solutions to help our customers operate more efficiently. The success of Portamedic F.A.S.T.™ has led to an array of electronic submission programs that dramatically reduce the cycle time from point-of-sale to policy issue. Our field staff of dedicated examiners continue to schedule visits to their best economic advantage and still conform to our time service requests. Examiner recruitment and retention are keys to our continued compliance with our internal time service standards and management is focused on this fact.

The HID conducts criminal background checks on all of our examiners, including those working for our contractor affiliates. We also conduct criminal background checks on all of the credentialed physicians we include in the HID database as approved to perform medical examinations for customers, in addition to verifying that they are licensed in good standing.

Sales and Marketing

In 2003, we formed a Corporate Marketing Group. Under the direction of our Chief Marketing Officer, the group is responsible for defining, pricing and implementing new products and services, identifying and pursuing strategic alliances, and managing corporate advertising. The direct supervision of our sales executives was reorganized to effect a renewed sales approach. Portamedic’s sales process for insurance companies entails, in essence, two sales: first, the sales process associated with getting on a carrier’s list of approved outside service providers; and, second, selling to the carrier’s local representatives, or to the community of independent brokers and agents. Our home office handles the former; the branch managers in our branch offices (and, in some cases, additional marketing personnel), the latter. In marketing to independent brokers and agents, our challenge is to ensure that we are on the approved list of providers of each of the carriers with whom the broker or agent is licensed. All of our marketing efforts highlight the quality of our examiners and the speed and accuracy of our services. Our local marketing efforts highlight the ability of the branch office to quickly ascertain the status of each service request through our automated branch management information system.

Pricing of Our Risk Assessment Services

The Health Information Division provides a one-source order and delivery system of services to fully underwrite an application for life, health and disability insurance–from point-of-sale to policy delivery. We believe that insurance company customers are better able to meet their cost containment and cycle time objectives by outsourcing their requirements to a single supplier like Hooper Holmes.

A growing number of carriers are contracting for services through corporate procurement departments. We believe that purchasing agents are more inclined to contract with full service companies like Hooper Holmes that provide complete underwriting products, including examinations, laboratory analysis, attending physician statements, personal history interviews and tele-underwriting. These services are often priced as bundled services, offering the customer cost efficiencies.

Pricing of services may be impacted by a number of factors, including the customer’s volume of business, the number of suppliers providing services, the customer’s distribution channels and the type of services ordered.

Competition

In the Health Information Division’s market, management believes that we are the largest of the four national firms that focus primarily on providing paramedical examinations, specimen analysis, interviews of applicants and medical records collection for the life insurance industry. The other three firms are LabOne, Inc., Examination Management Services, Inc. and American Para Professional Systems. A significant number of regional and local firms also compete in this industry. Although we have exclusive relationships with certain of our customers, companies generally use two or more health information service providers.

Our ability to retain and expand our customer base will depend on our continued ability to serve their needs and differentiate ourselves from our competitors. In management’s view, the principal competitive factors in our market are price, the quality of service and examinations, the timeliness of the examination process and communication of results, the geographic scope of coverage and the level of automation and connectivity between health information providers and insurers.

Government Regulation

Certain aspects of our domestic Health Information Division’s business are regulated by the states in which we operate and, to a lesser extent, by the U.S. federal government. In addition to licensing and certification requirements for our examiners, we are subject to regulations governing various aspects of our services, including the drawing of blood, needle disposal and specimen handling. Certain aspects of our business may be subject to certain provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) relating to the privacy of protected health information. The Food and Drug Administration governs certain aspects of Heritage Labs’ business, including the manufacturing of specimen collection kits. Management is not aware of any pending federal or state environmental laws or regulations that would have a material adverse effect upon our the Health Information Division’s business or competitive position or that would require material capital expenditures on our part to effect compliance.

Claims Evaluation Division

Our Claims Evaluation Division’s business activities are conducted by the four companies we have acquired since October 2002. Those businesses are D&D Associates (acquired in October 2002), Medimax (acquired in October 2003), Allegiance Health (acquired in January 2004) and Michigan Evaluation Group (acquired in May 2004).

Services

Our Claims Evaluation Division provides medical claims evaluation services to insurance adjusters for use in processing personal injury accident claims, primarily on behalf of property and casualty insurance carriers. While we also serve disability insurance carriers, they are not significant consumers of such services. We provide our claims evaluation services primarily in connection with workers’ compensation claims and automobile (particularly no-fault) claims, with a small volume of services rendered in connection with general liability claims and, on the life and health insurance side of the insurance industry, private disability claims.

Our management estimates that the size of the overall outsourced medical claims management market at approximately $3 billion per annum. We consider the outsourced medical claims management business to consist of the following components: medical evaluative services, medical claims audit and medical management. Our focus is on providing medical evaluative services. Such services include:

•	arranging outsourced independent medical examinations (IMEs);

•	functional capacity evaluations (i.e., an extensive set of tests done by a licensed therapist designed to test the ability to perform specific job tasks and activities of daily living);

•	peer reviews (i.e., an analysis of a prior treatment performed by a doctor in the same specialty to determine the appropriateness of the treatment);

•	file reviews (i.e., the review of a claim file for purposes other than to review the appropriateness and necessity of the treatment); and

•	radiology reviews (i.e., the review of imaging studies, such as x-rays and MRIs, to confirm previous readings and interpretations of diagnostic studies).

Management estimates that the medical evaluative services market is a $1.2 billion per year market in the United States, if one includes all major lines of property and casualty insurance, as well as private and social security disability insurance, and excludes other claims-related services on the life/health side of insurance and services used at the insurance underwriting stage.

The core of the Claims Evaluation Division’s business activity is the arranging of IMEs. This entails making the arrangements for an IME of a claimant after the claims handler has received the claim (usually including the medical bills and records). We administer a network of doctors in our service areas, from which we select the appropriate type of specialist to conduct the IME. After the doctor reviews the records and conducts the examination, the doctor’s report is then transmitted to us. Upon completion of a quality review process, we forward the doctor’s report to the carrier or claims adjuster. Speed is critical to this process because a timely assessment allows the claims handler to process claims more efficiently. In addition, under applicable state laws, insurers may have a limited number of days to pay, partially pay or deny a claim.

In addition to arranging IMEs, the doctors and other professionals we retain provide the other types of medical evaluative services described above: functional capacity evaluations, peer and file reviews and radiology reviews.

The Claims Evaluation Division’s business is a people-intensive service business involving the scheduling of IMEs at remote locations, the review of files and customer service work. This business requires an ability to communicate with the claims adjuster clients, to manage the doctor networks, to understand certain medical aspects of accidents and to possess skills in medical records review. The business is also data-intensive, and we believe that our automated systems and technology, with our planned upgrades, position us well as our industry becomes increasingly more automated.

Key Trends of Relevance to the Claims Evaluation Division

Contraction of the Outsourced Medical Claims Management Market in the United States

Management perceives that the outsourced medical claims management market in the United States, including the market for medical evaluative services, may be contracting. A number of factors may be contributing to this trend, including:

•	There has been a long-term decline in the number of people hurt in automobile accidents in the United States. According to a 2002 report prepared by the U.S. Department of Transportation’s National Highway Traffic Safety Administration, the number of persons injured in auto accidents in the United States declined each year in the 1996-2002 period. The report attributes the decline to tougher federal safety standards and improved vehicle design. Management has no data to link the drop-off in auto accident injuries with the ordering of IMEs, but surmises that there may be some correlation.

•	The shifting of manufacturing activity in the United States to areas outside the nation’s borders may be contributing to a perceived reduction in the number of workers’ compensation claims.

•

Property and casualty insurance is largely regulated on a state, not federal level, with the demand for medical claims management services being affected by state insurance laws. These state regulatory regimes frequently change. In the last few years, a number of states have adopted legislation encouraging the use of managed care techniques in handling workers’ compensation claims in an effort to control their workers’ compensation costs. Managed care laws generally provide employers an opportunity to channel injured employees into provider networks, and might suggest treatment protocols and other constraints on the activity of such providers. Legislatures taking this approach believe that managed care systems tend to reduce the potential for over-treatment. Managed care may be perceived to reduce the need for outsourced management tools, including IMEs.

There are, however, other factors that may contribute to growth in the medical claims management market (or at least offset the degree of contraction), including broader definitions of workplace injuries and illnesses covered by workers’ compensation insurance, an aging workforce and the shifting of costs from group health plans to workers’ compensation insurance. In addition, management believes that, because of the fragmented nature of the industry and the Claims Evaluation Division’s relatively low degree of penetration (the division’s 2004 revenues comprise less than 4% of the estimated $1.2 billion market), the division has significant room to grow even within a contracting overall market.

Heightened Compliance and Security Standards

Federal laws regarding financial controls and accountability (e.g., the Sarbanes-Oxley Act of 2002) and the security of medical records (HIPAA) have raised the bar in terms of the compliance standards that insurers, third party administrators and other claims handlers - and, as a consequence, their vendors - must meet. Vendors are being asked to complete lengthy questionnaires, to provide written representations as to the vendors’ compliance with such laws and to meet more rigorous standards regarding the quality of their services. Enhanced practitioner credentialing, including the undertaking of criminal background checks of such practitioners, is a particularly costly demand being made by certain claims handlers. In addition, customers are seeking confirmation that their vendors have sufficient financial resources to sustain legal challenges to their compliance with these laws.

Growing Price Sensitivity of Property and Casualty Claims Handler Customers

As the trend of outsourcing claims management services continues, property and casualty claims handlers are seeking lower prices from their vendors and/or asking that more services be provided at no additional cost.

The Claims Evaluation Division’s Growth Strategy

Deepen National Capabilities as a Provider of IME-Related Services

While the Claims Evaluation Division currently conducts business nationally, its activity has in the past been focused in the original service areas of the four acquired companies. We believe that we can continue growing our business by deepening our capabilities in all regions, and that we can do so without losing focus on maintaining our current business activity. To implement this strategy we will require a number of steps to be taken, including:

•	substantially expanding our present panel of doctors, so as to be able to provide a more extensive selection of IME providers to our clients in all major markets. We intend to leverage Hooper Holmes’ resources by creating a centrally managed doctor recruitment function.

•	developing an enhanced, more robust shared information technology (IT) platform and improving the scalability of our present system.

•	enhancing our practitioner credentialing function. We have centralized this function in our home office, hired additional experienced staff, purchased and installed credentialing software, and reviewed our protocols, documentation and procedures.

•	creating regional operations centers where appropriate.

•	enhancing our sales and marketing capabilities, including the addition of further personnel with direct national sales experience in the medical evaluative services industry; coordination, to a greater degree, with the Health Information Division’s Portamedic sales personnel; and an upgrading and integration of the division’s presence on the Internet.

Focus on Growth from the Workers’ Compensation Claims Industry

The workers’ compensation industry represents a large user of the types of services the Claims Evaluation Division provides. We estimate that the total workers’ compensation component of the medical evaluative services portion of the outsourced medical claims management market is approximately $500 million. In addition, management believes there is significant potential to grow our workers’ compensation business if we properly structure our approach to this market.

Our plan for growth with respect to our workers’ compensation business begins with continuing our platform building efforts in states with regulatory regimes that require IMEs and related services in their workers’ compensation systems. Specifically, we intend to expand and otherwise enhance our provider panels in such states. We then expect to direct our sales and marketing efforts towards both national and local potential clients with workers’ compensation claims exposure in those jurisdictions.

Our Network of Practitioners

Collectively, the Claims Evaluation Division’s practitioner panel includes practitioners of multiple specialties in 46 states. The majority of physicians on our panel are board certified. In some cases, we have written contracts with the members of our practitioner panel network. In other cases, we provide panel members with information regarding our procedures, our pricing and other essential information, and the other “terms” of our business relationships are largely a matter of course of dealing. The quality of any of such practitioner’s work tends to be influenced by his/her understanding of the medical-legal regulatory regime under which evaluations are to be conducted, his/her experience in conducting IMEs and his/her familiarity with us and our business processes.

Sales and Marketing

The Claims Evaluation Division markets its medical evaluation services to insurance claims handlers working generally in four distinct lines of insurance: automobile (including no-fault), workers’ compensation, disability and general liability. Our target clients include entities that handle such claims, including insurance companies, third party administrators, employers and other self-insureds, law firms and public sector entities. The sales process occurs at three levels: the national/regional contracting level, the claims processing center or branch level, and the individual adjuster level. In the last regard, the Claims Evaluation Division must offer its services on the individual level within the local claims office, where individual adjusters have historically had great discretion in choices of vendors.

The Claims Evaluation Division has a full-time sales staff dedicated to soliciting business from prospective customers and other account executives who attempt to increase the level of services being provided for existing customers. Their responsibilities include developing and maintaining customer contact, attending industry-related conventions and conferences and making face-to-face sales presentations to prospective and existing customers. Our sales executives and operations managers have developed many close relationships with industry professionals, which have led to referrals and additional business. In addition, we are a member of and/or participate in various industry associations and trade groups, as well as national, regional and local industry trade shows and conferences.

Pricing of Our Medical Evaluative Services

The fees for the services provided by the Claims Evaluation Division implicitly include a component to compensate the panel practitioner for his/her professional time and an administrative component covering the services provided by the division. We usually pay our panel practitioners in accordance with fee schedules, typically a flat fee for the particular service(s) performed, but in some cases on an hourly basis. In general, practitioner fees vary by specialty of the practitioner and geographic location. The overall fees charged by the division are also usually determined by a pre-agreed fee schedule with the customer requesting the service. These fees generally reflect the variations noted above.

Competition

The outsourced medical claims management services industry is relatively fragmented, with the nine largest participants in the industry accounting for less than one-half of the total medical evaluative services segment’s revenues, based on internal estimates. The New York State Workers’ Compensation Board, which is an industry regulator, lists over 100 registered “IME entities” in the New York workers’ compensation market alone, though many apparently provide services to only a few customers in a specific market segment. Management believes that the increasing demands of property and casualty insurance companies, third party administrators and other clients, and the resultant capital spending requirements on the part of vendors, is accelerating the trend to consolidate.

Management believes that the Claims Evaluation Division may be the leading provider of IMEs in New York, New Jersey and Pennsylvania. Our principal public competitors include Concentra Corporation, CorVel Corporation and Crawford & Company (all of whose activities extend beyond medical evaluative services).

Government Regulation

Certain aspects of our Claims Evaluation Division’s business are regulated or affected by the laws of the states in which we operate and, to a lesser extent, by the U.S. federal government. Some states require entities that provide some of the services we provide to be registered with or licensed by the state. In addition, because workers’ compensation claims, automobile insurance claims, and general liability claims are generally governed by state law, the demand for most of the Claims Evaluation Division’s services is affected by the insurance laws of the various states. These state regulatory regimes and other laws frequently change. These changes may create a greater or lesser demand for some or all of our services or require us to develop new or modified services in order to meet the needs of our customers and to compete effectively with other providers of our services. Our ability to respond to these changes in state laws promptly and efficiently affects our competitiveness in our industry.

An example of how changes in state laws can affect our business occurred in 2002-2003 when the Insurance Department of the State of New York modified its regulations that govern the notification of accident claims and the submission of medical bills under its no fault automobile law. Specifically, the regulations reduced the number of days that an accident victim has to notify his/her insurance carrier of an automobile accident. In addition, the Department reduced the number of days that a healthcare provider (acting as an assignee of medical benefits under such law) has to submit bills for treatments rendered to such victims. One of the results of such tightening of time frames has been the reduction of the size of medical bills that might require peer reviews. This, in turn, has reduced the demand for peer reviews in the State of New York.

Some aspects of our business may be indirectly subject to certain regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). These regulations establish standards relating to the privacy and security of protected health information, which is individually identifiable health information, such as an individual’s medical records. These regulations are designed to protect the confidentiality, integrity and availability of health information through restrictions on uses and disclosures of the information and through required implementation of safeguards to secure electronically maintained protected health information. We believe that we comply with these privacy and security standards to the extent that we are required to do so by contract with our customers.

Management is not aware of any pending federal or state environmental laws or regulations that would have a material adverse effect upon the Claims Evaluation Division’s business or competitive position or that would require material capital expenditures on our part to effect compliance.

Employees

We employ approximately 2,800 persons in Health Information Division and 200 persons in the Claims Evaluation Division. Aside from 125 persons in the corporate home office, the Health Information Division employs a field staff including regional, zone and branch managers as well as branch coordinators that receive and process the business. In the Claims Evaluation Division, the employees are in the regional operations centers and perform scheduling, quality reviews and marketing related functions.

ITEM 2.	Properties

We own a five building complex located at 170 Mt. Airy Road, Basking Ridge, New Jersey approximately 45 miles southwest of New York City. Of approximately 53,000 total square feet of office space, we maintain our operations in approximately 43,000 square feet and the balance is leased or available for lease to several tenants. Management believes that this arrangement provides for our foreseeable expansion needs. Our corporate facility utilizes a proximity card access system to control access to entry points and internal secure areas. The facility includes an integrated smoke fire detection system tied to a central alarm system. The data center utilizes an independent fire suppression system. Key data processing systems are protected by UPS systems backed by a facility wide diesel generator to maintain continuous operation.

We lease our regional operations centers and field offices under a number of operating leases with varying terms and expirations, typically three years in duration. We lease 9,200 sq feet in Allentown, PA for a business continuity and operations center. The Allentown center is a newly constructed, advanced technology facility with a data center housed in a UL Class 4 fire rated vault. Security is controlled through a proximity card access system integrated with digital video recordings of all entrances and access points. Motion and glass break detectors are installed throughout the facility to detect unauthorized access. The facility has a building wide sprinkler system with separate FM200 Clean-Agent fire suppression. All security and fire systems are monitored 24 x 7 with central alarming. To ensure continuous operation, Allentown utilizes a facility-wide UPS power backup and conditioning system and a fast response diesel generator.

ITEM 3.	Legal Proceedings

On January 25,2005, Sylvia Gayed, one of the Company’s examiners in California, filed a lawsuit against the Company in the Superior Court of California, Los Angeles County, alleging violations of California’s wage and hour laws. The complaint alleges that the Company failed to pay overtime wages, provide meal and rest periods and reimbursement for expenses incurred in performing examinations. The plaintiff is attempting to have the lawsuit certified as a class action on behalf of other examiners who perform similar work for the Company in California. We currently employ 441 examiners in California and have employed in excess of 1,200 examiners in California over the past 48 months. The Company believes that it has properly paid its California examiners for overtime worked and intends to provide a vigorous defense to this litigation. However, we cannot predict the outcome of this lawsuit.

The Company is aware of allegations that an independent examiner, who billed work through an independent contractor, which in turn billed work through the Company, assaulted certain insurance applicants whom were examined. The examiner did not work for the Company nor was the Company aware that the examiner was performing insurance examinations. The Company reimbursed one of its insurance company clients, which it billed for examinations performed by this examiner, for certain legal, consulting and other costs incurred by the client, as well as a portion of any liability that may stem from past examinations performed by the independent examiner. The related costs and estimated liability are accrued at December 31, 2004 and 2003. To date, the Company and its client have settled with four claimants and no claims are pending. The Company expects that the outcome of this matter will not have a material effect on the Company’s consolidated financial position or liquidity.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the American Stock Exchange (AMEX) under the symbol “HH.” Options of our common stock are also traded on the AMEX.

Common Stock Price Range

The following table shows, for the periods indicated, the high and low sales prices per share of our common stock based on published financial sources: (dollars)

	2004
Quarter	High	Low
First	7.30	5.63
Second	6.51	5.12
Third	5.67	3.55
Fourth	6.03	4.11

	2003
Quarter	High	Low
First	6.35	4.14
Second	7.44	5.20
Third	7.28	6.63
Fourth	6.89	5.07

Holders

According to the records of our transfer agent, Registrar and Transfer Company, Cranford, NJ, as of February 11, 2005, there were 1,192 holders of record of our common stock.

Dividends

During 2003 and 2004, the Company paid quarterly dividends per share as follows: (dollars)

Quarter	2004	2003
First	.015	.013
Second	.015	.013
Third	.015	.013
Fourth	.015	.013

Recent Sales of Unregistered Securities

Stock Grants to Non-Employee Directors

By resolution, dated January 28, 2003, our Board of Directors authorized the issuance of shares of the Company’s common stock to the non-employee directors of the Company for future services. Such resolution provided for the issuance of 5,000 shares to each of these directors on each of January 31, 2003, 2004 and 2005. Accordingly, we have issued an aggregate of 90,000 shares of our common stock to the six non-employee directors who served on the Board during this time. All of these shares issued are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933 (the “Securities Act”). Each of the stock award agreements memorializing the share issuances to each of the non-employee directors provides that the shares may not be sold or transferred by the director until four years from the date of issue, and then only if covered by an effective registration statement or an exemption from registration under the Securities Act. These share issuances were exempt from registration pursuant to Section 4(2) of the Securities Act as “transactions not involving a public offering.” No underwriter participated in these transactions, nor was any commission paid.

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2,500,000 shares of the Company’s common stock for an aggregate purchase price not to exceed $25 million. The Company did not purchase any treasury shares during 2004.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Total 2004	0	—	0	2,500,000

ITEM 6.	Selected Financial Data

The following table of selected financial data should be read in conjunction with our consolidated financial statements and related notes, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this annual report. The Statement of Income Data set forth below for each of the years in the three year period ended December 31, 2004, and the Balance Sheet Data as of December 31, 2004 and 2003, have been derived from, and are qualified by reference to, our Consolidated Financial Statements appearing elsewhere in this annual report. The Statement of Income Data for the years ended December 31, 2001 and 2000, and the Balance Sheet Data as of December 31, 2002, 2001 and 2000, are derived from audited financial statements that are not included in this annual report.

	For the years ended December 31,
(in thousands except per share data)	2004	2003	2002	2001	2000
Statement of Income Data:
Revenues	$327,748	$300,182	$260,317	$245,185	$274,974
Operating income	18,875	26,794	21,872	24,111	32,633
Interest expense	742	443	113	204	1,291
Net income	10,710	15,847	14,293	15,247	20,964
Basic earnings per share	.16	.24	.22	.24	.32
Diluted earnings per share	$.16	$.24	$.21	$.23	$.31

Cash dividends per share	$.06	$.05	$.04	$.03	$.03

Weighted average shares — basic	64,996,778	64,733,346	64,868,163	64,895,764	64,830,697
Weighted average shares — diluted	66,534,421	66,598,604	67,229,119	67,618,151	68,377,742

Balance Sheet Data (as of December 31):
Working capital	$38,264	$52,981	$56,160	$94,059	$93,305
Total assets	275,705	255,296	236,230	221,971	211,036
Current maturities of long-term debt	1,067	1,028	173	240	197
Long-term debt, less current maturities	1,000	2,000	3,314	3,280	3,195
Total long-term debt	2,067	3,028	3,487	3,520	3,392
Stockholders’ equity	$228,257	$219,478	$205,807	$196,407	$191,077

Per share and share amounts are adjusted to reflect a two for one stock split effective April 12, 2000.

ITEM 7.	Management Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with the consolidated financial statements and related notes included in Item 8 of this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Risk Factors” and elsewhere in this annual report.

Overview

Hooper Holmes, Inc. and its subsidiaries currently engage in two principal businesses, which are operated as distinct business divisions:

•	Our Health Information Division, which we formerly referred to as the Health Information Business Unit or HIBU, is one of the leading providers of outsourced risk assessment services to the life and health insurance industry. The risk assessment services that we provide include:

•	our Portamedic business, which involves the arranging of paramedical and medical examinations (including blood and urine specimen collection), primarily in connection with insurance carriers’ processing and evaluation of the risks associated with underwriting insurance policies (mainly life insurance policies);

•	under the Infolink name, tele-underwriting, telephone personal health interviews and medical records retrieval; and

•	through our wholly-owned subsidiary, Heritage Labs, the processing of specimens obtained in connection with our paramedical examinations, as well as the specimens provided by third-party health information service providers.

This collective information assists the insurance carriers in evaluating mortality and morbidity risks of the applicants they process.

•	Our Claims Evaluation Division, which we formerly referred to as the Diversified Business Unit, provides medical claims services to insurance adjusters for use in processing accident claims, primarily on behalf of property and casualty insurance carriers. The core activity of this business consists of arranging for independent medical exams (IMEs) for the purpose of determining the nature, source and extent of injury.

Over the course of its 100+ year history, the Company has had diversified businesses, but since the sale of a segment in 1995, until the establishment of our Claims Evaluation Division in 2002, our sole business has been that conducted by the Health Information Division. In August 2002, we determined to expand that business geographically by acquiring Medicals Direct Group, a company based in the United Kingdom that provides paramedical examinations (referred to as “screenings” in the U.K.) and underwriting services to the life insurance industry, medical services through company-operated clinics, and medical reports to the legal profession. This acquisition afforded us the opportunity to enter the U.K. insurance market and potentially expand into insurance markets throughout Europe, though our preliminary research suggests that the life insurance markets in Europe are in a very early stage of formation relative to what such markets may need by way of medical underwriting services. In 2003, we enhanced our presence in the United Kingdom through Medicals Direct Group’s acquisition of three complementary companies, which increased its market share in the United Kingdom and enhanced its screenings and general medicals businesses. In 2004, Medicals Direct completed two additional acquisitions to expand its services being provided to the legal profession. The aggregate purchase price of these acquisitions, including acquisition costs, was $0.9 million.

The acquisition of Medicals Direct Group represented our first entry into the outsourced underwriting services business, a key component of our growth strategy. In May 2004, we took another step to implement this strategy by acquiring Mid-America Agency Services, Inc. (MAAS), a full-service insurance services organization based in Omaha, Nebraska, that provides risk selection services to the insurance underwriting industry. The purchase price associated with the MAAS acquisition, including acquisition costs, was $9.0 million.

Our Claims Evaluation Division is the result of our implementation of a plan, formulated in 2001 and 2002, to diversify into a second major segment of business, in part to address what our management anticipated would be a continued worsening of the market conditions affecting our Health Information Division. (See the discussion under “Key Trends Affecting Our Operating Results” below.) In October 2002, we made the first of four acquisitions in the automobile no-fault and workers’ compensation industries by acquiring D&D Associates. D&D is a New York based IME company which provides medical claims case management services primarily to property and casualty insurance companies in the New York City metropolitan area. The D&D acquisition represented our initial entry into the IME market, and furthered our strategy of acquiring businesses that complemented our existing health information business. In October 2003, we acquired Medimax, Inc., a provider of IMEs and functional capacity evaluations for workers’ compensation, disability and no-fault customers, primarily in Pennsylvania and New Jersey. In January 2004, we acquired Allegiance Health Inc., a provider of IMEs, peer reviews and closely related services to the automobile no-fault insurance market in New York, and IMEs in connection with workers’ compensation claims in New York. In May 2004, we acquired Michigan Evaluation Group, which provides IMEs in Michigan to workers’ compensation and no-fault auto claims handlers. The aggregate purchase price of these 2003 and 2004 acquisitions, including acquisition costs, was approximately $59.2 million.

In 2004, our Health Information Division generated 87% of our revenue and 80% of our operating profit. However, our Claims Evaluation Division has made an increased contribution to our revenues over the last three fiscal years, as reflected by the table below:

	Segment Revenue for the Year Ended December 31,
(000’s)	2004	2003	2002
Health Information Division	$284,275	$266,610	$255,179
Claims Evaluation Division	43,473	33,572	5,138

Total	$327,748	$300,182	$260,317

Key Trends Affecting Our Operating Results

The following represent the key trends affecting the operating results of our Health Information Division:

Decline in Life Insurance Applications

Life insurance application activity has declined over the past several years. Our Health Information Division has monitored this trend, primarily by tracking the reporting by The Medical Information Bureau Group, Inc. (MIB) of applicant activity on all types of policies of life insurance. For the past two years, the number of applications for life insurance recorded by MIB has declined by 4.1% in 2003 and 2.3% in 2004. Although the MIB data reflect applications for policies that, based on policy size and/or applicant age, may not involve a medical underwriting process (and, as a result, represent less than a perfect benchmark), our management is of the view that there is a strong correlation between the data and the operating results of our Health Information Division. Our management attributes the decline in life insurance application activity to a number of factors, including the drop-off in insurance agents selling life insurance, the lower percentage of Americans with individual life insurance policies, and product changes in the life insurance industry.

Cost Pressure from Life Insurance Carriers and Our Competition

In view of the general economic conditions and the modest investment returns achieved by insurance companies over the past several years, carriers have had to address cost items in a more rigorous manner in an attempt to maintain their profitability and level of return to their stakeholders. This has resulted in increased cost pressure on outsourced service providers.

In addition to the cost pressure from the insurance industry itself, some of the Health Information Division’s primary competitors have also contributed to the downward pressure on the prices of the division’s services, particularly its Portamedic paramedical examination services. The four major paramedical industry companies have created an extremely competitive environment, with price surpassing quality and timeliness of service as the primary reason why insurance carriers select a paramedical examination provider.

Changes in the Channels through which Life Insurance is Sold

In view of the drop-off in the writing of life insurance policies, insurance carriers have adopted a multi-channel strategy, then sought to optimize the productivity of each channel. Sales through local sales agents/brokers have declined dramatically. The alternative distribution channel–consisting of direct mail, the Internet and services that provide insurance pricing online–now represents the fastest growing segment of the market. We estimate that approximately 32% of our Health Information Division’s revenues in 2004 were generated from the alternative distribution channel.

The following represent the key trends affecting the operating results of our Claims Evaluation Division:

Contraction of the Outsourced Medical Claims Management Market in the United States

Management perceives that the outsourced medical claims management market in the United States, including the market for the Claims Evaluation Division’s medical evaluative services, may be contracting. A number of factors may be contributing to this trend, including the long-term decline in the number of people hurt in automobile accidents in the United States and the shifting of manufacturing activity to areas outside the nation’s borders (which may be reducing the number of workers’ compensation claims). Property and casualty insurance is largely regulated on a state, not federal level, with most of the demand for medical claims management services being affected by state insurance laws, which are subject to frequent change–change that can impact the Claims Evaluation Division’s business quickly. In the last few years, a number of states have adopted legislation encouraging the use of managed care techniques in handling workers’ compensation claims in an effort to control their workers’ compensation costs. Managed care laws generally provide employers an opportunity to channel injured employees into provider networks, and suggest treatment protocols and other constraints on the activity of such providers. These laws could result in a re-assessment of the usefulness of IMEs in the evaluation of the need for further medical treatment.

Continued Importance of Physician Independence

The nature of the Claims Evaluation Division’s business - the core of which is the arranging of IMEs - is such that the “independence” of the independent medical examinations has been, and remains, of paramount importance. The companies that comprise the division must be ever-vigilant regarding the level of independence of the division’s physician panel, monitoring the amount of work directed to any particular physician. Further, the division’s quality reviewers must ensure that the IME reports we arrange on behalf of our customers are comprehensive and complete, and that the factual results support the conclusions drawn in such reports.

Heightened Compliance and Security Standards

Federal laws regarding financial controls and accountability (e.g., the Sarbanes-Oxley Act of 2002), the privacy and security of medical records (HIPAA) and consumer personal financial information (Gramm-Leach-Bliley) have resulted in stricter compliance standards that insurers, third party administrators of claims, and other claims handlers - and, as a consequence, their vendors - must meet. We are being asked to complete lengthy questionnaires, provide written representations as to our compliance with such laws, and meet more rigorous standards regarding the quality of our services. Enhanced physician credentialing, including the undertaking of criminal background checks of such physicians, is a particularly costly demand being made by certain claims handlers. In addition, our customers are seeking confirmation that we have sufficient financial resources to sustain legal challenges to our compliance with these laws.

Alternative methods of reducing medical over-treatment and fraud can impact the demand for our services

In New York state, one of our core markets, the state government within the last two years increased its prosecutions of automobile insurance fraud, including alleged fraud conducted in part by healthcare practitioners. Separately, New York insurance regulators also took steps to reduce the timeframes that injured parties had for submitting no fault automobile insurance claims and medical bills to the carriers.

As a result of these two actions, there has been a reduction in the number of excessive or fraudulent medical bills handled by our clients. This reduction has led to a reduction in the number of IME and peer review services that our clients order in New York.

Results of Operations

Explanation of Statement of Income Line Items

The table below sets forth certain of our operating data expressed as a percentage of our revenues for the periods indicated:

	Years Ended December 31,
(in millions)	2004		2003		2002
Revenue	$327.8	100.0%	$300.2	100.0%	$260.3	100.0%
Cost of operations	235.9	72.0	213.7	71.2	185.7	71.4

Gross profit	91.9	28.0	86.5	28.8	74.6	28.6
Selling, general and administrative expenses	73.0	22.2	59.7	19.9	45.9	17.7
Loss on investment	—	—	—	—	6.8	2.5

Operating income	18.9	5.8	26.8	8.9	21.9	8.4
Interest expense	(.8)	(.3)	(.4)	(.1)	(.1)	(.0)
Interest income	.4	.1	.7	.3	2.3	.8
Other expense, net	(.4)	(.1)	(.8)	(.3)	(.6)	(.2)

Income before income taxes	18.1	5.5	26.3	8.8	23.5	9.0
Income taxes	7.4	2.2	10.5	3.5	9.2	3.5

Net income	$10.7	3.3%	$15.8	5.3%	$14.3	5.5%

Analysis of Comparative Operating Results

Revenues

Our consolidated revenues increased in each of the last two fiscal years. Consolidated revenues of $327.8 million in 2004 were 9.2% higher than in 2003. Consolidated revenues of $300.2 million in 2003 were 15.3% higher than in 2002. As explained in the discussion below with respect to each of our two divisions, acquisition activity over the last few years largely fueled the growth in our revenues.

Health Information Division. Our Health Information Division’s 2004 revenues amounted to $284.3 million, an increase of 6.6% over the 2003 revenues of $266.6 million. The Health Information Division’s 2003 revenues were up 4.5% over 2002 revenues of $255.2 million.

Portamedic. The increases in the Health Information Division’s revenues in 2004 and 2003 were achieved despite the decline in revenues from our core Portamedic business in each of these years, such decline reflecting the reduction in the number of life insurance applications initiated in the United States, based on data available through The Medical Information Bureau Group, Inc. (MIB). The number of paramedical examinations we performed in 2004 amounted to 2,613,000 units, compared to 2,749,000 units in 2003 and 2,921,000 in 2002. The figures reflect a decline of approximately 5.0% in 2004 compared to 2003, and 5.9% in 2003 compared to 2002. The year-over-year percentage drop-off in our paramedical examination units in each of 2004 and 2003, when compared to the 2.3% and 4.1% declines (based on the MIB data) in application activity in 2004 and 2003, respectively, are suggestive of our loss of market share. In that regard, the Health Information Division’s management is aware of the loss of two customers during 2004 (a decline in revenues of $1.4 million from

2003 to 2004) as a matter of determining not to compete at the price points being offered by competitors. In 2003, we lost the approvals of several carrier clients, primarily due to price. These lost clients accounted for approximately half of the total paramedical examination unit change in 2003 compared to the prior year.

In addition to the decline in the number of paramedical examination units over each of the past two years, our average revenue per examination in 2004 of $77.37 reflects a decline of 1.3% compared to the prior year. The decrease is reflective of the greater discounting of prices in the division’s risk assessment services market in response to pressure from the insurance industry and competitive pressure. We believe that this reduction is reflective of the continuing trend in the paramedical industry, in which price has become the primary driver in insurance companies’ selection process.

Infolink. The declines in Portamedic revenues in each of the last two years were partially offset by increases in Infolink revenues, by 12.3% in 2004 compared to 2003 (i.e., $24.5 million in 2004 compared to $21.8 million in 2003), and by 10.9% in 2003 compared to 2002 (i.e., $21.8 million in 2003 compared to $19.7 million in 2002). The number of Infolink reports increased in each of the last two years, from 438,000 in 2002, to 474,000 in 2003, and 507,000 in 2004. Our average revenue per Infolink report went from $44.99 in 2002, to $46.08 in 2003, and $48.43 in 2004. Our management attributes the growth in Infolink revenues to the success of our centralized call center in Kansas City, Kansas, which we opened in mid-2003. During 2004, we were awarded several contracts to handle certain clients’ tele-interviews, and in early 2005 we have signed an additional two clients. Our management believes that by securing a carrier’s Infolink business we may be able to secure its paramedical and attending physician statement (APS) business, as well.

Our Internet driven business (units received via the Internet) remains an important part of our overall business and has grown for the year, 11% over 2003, despite the overall market softness. The Internet units were flat in the fourth quarter compared with the fourth quarter a year ago. This portion of our business is largely a sub-set of the Portamedic business reported above and therefore their metrics apply.

Medicals Direct Group. Medicals Direct Group realized significant revenue growth in each of 2004 and 2003. Its revenues in 2004 were $41.2 million, compared to $22.6 million in 2003 and $3.9 million in the four-month period it was part of our consolidated results in 2002. The increase in 2004 was attributable to a number of factors, including:

•	the inclusion for a full year in 2004 of the operating results of a screenings business Medicals Direct Group acquired in October 2003, which accounted for $7.3 million of the increase;

•	the addition of several new insurance company clients for Medicals Direct Group’s outsourced underwriting services. During 2004, Medicals Direct Group opened two new underwriting offices and added to its staff of underwriting auditors to perform quality control reviews. Our management believes that the high quality of its outsourced underwriting services continues to fuel the growth in Medicals Direct Group’s outsourced underwriting business.

•	continued growth in the number of screenings, reflecting the increased life insurance application activity in the United Kingdom;

•	growth, organically and through two acquisitions, in Medicals Direct Group’s business with law firms (referred to as Medico-Legal), the acquisitions contributing approximately $0.9 million in revenues in 2004;

•	growth in Medicals Direct Group’s clinics business, mainly attributable to the more effective utilization of the clinic facilities and staff by other companies within the Medicals Direct Group, particularly its screenings business. Utilization of staff and facilities is a main focus of the clinics business, since staffing and facility costs are relatively fixed; and

•	an increase in the Pound Sterling/U.S. dollar exchange rate creating an impact of approximately $4.0 million.

Other Services. The “Other Services” component of our Health Information Division (which includes MAAS and Heritage Labs businesses) also experienced revenue growth in each of 2004 and 2003. Revenues in 2004 were $26.1 million, an increase of $11.0 million (approximately 73%) compared to the prior year. Revenues in 2003 of $15.1 million were $4.0 million higher than the prior year.

The primary reason for the increase in 2004 was the May 2004 acquisition of Mid-America Agency Services, Inc. (MAAS), which contributed revenues of $9.4 million in 2004. MAAS, like Medicals Direct Group, performs outsourced underwriting services to the life insurance industry. In 2005, we hope to leverage the industry expertise at MAAS to attract new customers and grow this business.

Heritage Labs also contributed to the revenue growth. Heritage Labs tested an increased number of specimens in 2004, 800,000 compared to 724,000 in 2003 and 490,000 in 2002. The average price per specimen tested increased in 2004 to $13.71, an increase of 5%, after a decline of 7% in the prior year. Management attributes the increase in specimens tested in 2004 to Heritage Lab’s strategy, initiated in 2003, to attract customers through offering attractive prices for short periods of time in order to attract new customers. The strategy proved successful in fueling Heritage Labs revenue growth in 2003. Despite the 7% decrease in the average revenue per specimen tested in 2003 from 2002, Heritage Labs maintained its gross margin by negotiating improved shipping rate discounts, obtaining volume discounts on material costs and by using contractor, rather than employee, labor.

Claims Evaluation Division. Our Claims Evaluation Division’s 2004 revenues were $43.4 million, an increase of 29.5% over the corresponding amount in 2003 of $33.6 million. The 2002 revenue figure was $5.1 million, reflective of the two-month period in 2002 during which D&D Associates (then the only business comprising this division) was included in our consolidated results in 2002.

The increase in the Claims Evaluation Division’s revenues in 2004 was primarily attributable to the revenue contributions ($15.1 million) of Allegiance Health and Michigan Evaluation Group, both of which were acquired in 2004, and the revenue contribution of Medimax (acquired in October 2003) for a full year in 2004.

Offsetting the increase in the Claims Evaluation Division’s growth in revenues attributable to these acquisitions, was a decline in 2004 revenues of D&D Associates compared to the prior year of $4.3 million. D&D Associates operates primarily in the State of New York. The decline in its revenues was attributable to several factors, including:

•	a decline in automobile claims activity in New York, which management believes is attributable to more conservative automobile insurance underwriting standards;

•	regulatory changes requiring claimants and medical practitioners to notify insurers of potential no-fault auto claims on a more timely basis, which has resulted in a decline in the number of claims that may be considered for an IME or peer review;

•	increased enforcement of insurance fraud laws by the New York State Insurance Fraud Bureau and special investigative units of insurance companies, which reduces such companies’ need for additional claims evaluation services; and

•	increased competition from other service providers, which has apparently led insurers to more evenly distribute claims among vendors.

Recognizing that the above factors have created structural changes in the New York market, the Claims Evaluation Division intends to take a number of steps to address those changes, including: more aggressively selling its services to claims handlers, with the focus being on the high quality of the services we provide; expanding organically into new service areas by leveraging the division’s infrastructure and experienced staff; utilizing the division’s updated web-based platform, which will allow for higher quality and more timely services; and considering acquisitions in new markets to further the division’s strategy for national growth.

In addition, the Claims Evaluation Division experienced a reduction in the amount of business from one customer in 2004 following the customer’s decision to lessen the concentration of its claims evaluation services being provided by the division.

Cost of Operations

Our total cost of operations amounted to $235.9 million in 2004, compared to $213.7 million in 2003 and $185.8 million in 2002. The table below shows cost of operations as a percentage of segment revenues during the last three years.

	For the Years Ended December 31,
(in millions)	2004	As % of Segment Revenues	2003	As % of Segment Revenues	2002	As % of Segment Revenues
HID
Portamedic/Infolink	$159.2	73.4%	$166.0	72.4%	$173.0	72.0%
Medicals Direct	30.5	74.1%	16.5	73.1%	2.2	55.8%
Other Services	16.3	62.5%	9.8	64.9%	7.2	65.0%

Total HID	206.0	72.5%	192.3	72.1%	182.4	71.5%
CED	29.9	68.8%	21.4	63.9%	3.4	65.4%

Total	$235.9	72.0%	$213.7	71.2%	$185.8	71.4%

Health Information Division. Cost of operations for the Health Information Division was $206.0 million in 2004, an increase of $13.7 million (7.1%) compared to the 2003 figure of $192.3 million. The increase was primarily due to the increase in Medicals Direct Group’s revenues in 2004, as well as the May 2004 acquisition of MAAS. The decline in Portamedic’s activities and revenues served to partially offset the increase in cost of operations. In addition, the division was able to reduce its laboratory kit costs, increase the yields for certain tests by reformulating reagents used in the testing process, improve the efficiency of newly acquired testing equipment, and achieve more effective utilization of its employees as a result of improved scheduling of production runs. The relatively small increase in cost of operations as a percentage of revenues in 2004 compared to the prior year was primarily attributable to the higher relative amount of revenues contributed by Infolink (which has a lower gross margin than that of Portamedic), higher branch operating expenses, and the increased revenues of Medicals Direct Group (particularly from its Medico- Legal business, which historically has had higher direct and operating expenses).

Cost of operations for the Health Information Division in 2003 reflected an increase of $9.9 million (5.4%) compared to the prior year figure of $182.4 million. The increase was primarily due to increases in revenues of Medicals Direct Group and Heritage Labs in 2003, with attendant increases in these businesses’ cost of operations. Medicals Direct Group’s cost of operations in 2003 was $16.5 million, compared to $2.2 million in the four month period in 2002 during which Medicals Direct Group was included in the Company’s results of operations. Heritage Labs’ cost of operations in 2003 was $9.8 million, compared to $7.2 million in the prior year. Cost of operations for the Portamedic and Infolink businesses totaled $166.0 million in 2003, compared to $173.0 million in 2002. The decrease was due to lower revenue levels in 2003 compared to the prior year. Cost of operations as a percentage of these two businesses’ revenues increased slightly in 2003 due to the lower revenue levels, higher specimen collection kit prices and increased branch operating expenses.

Claims Evaluation Division. Cost of operations for the Claims Evaluation Division amounted to $29.9 million in 2004, an increase of $8.5 million (approximately 39.7%) over the prior year figure of $21.4 million. Cost of operations for the Claims Evaluation Division in 2002 was $3.4 million, reflecting the two-month period during which D&D Associates was part of our consolidated results. The increase in 2004 over the prior year was primarily attributable to the increase in revenues in 2004 resulting from the 2004 acquisitions of Allegiance Health, Inc. and Michigan Evaluation Group, Inc. The increase in cost of operations as a percentage of the division’s revenues in 2004 compared to the prior year reflected the higher operating costs of Medimax (acquired in 2003) and Allegiance Health compared to D&D Associates, which is able to leverage its operating expenses by virtue of its processing of a higher volume of IMEs.

Selling, General and Administrative Expenses

As reflected in the table below, total selling, general and administrative expenses (SG&A) in 2004 were $73.0 million, compared to $59.7 million in the prior year, an increase of $13.3 million (22.3%). The 2003 figure reflected an increase of $13.8 million (29.9%) over 2002 SG&A of $45.9 million. As a percentage of our revenues, SG&A amounted to 22.3% in 2004, compared to 19.9% in 2003 and 17.7% in 2002.

	For the year ended December 31,			Change
(in millions)	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
HID	$63.3	$53.7	$45.2	$9.6	$8.5
CED	9.7	6.0	0.7	3.7	5.3

Total	$73.0	$59.7	$45.9	$13.3	$13.8

Health Information Division. The Health Information Division’s SG&A (which includes corporate overhead) in 2004 amounted to $63.3 million, an increase of $9.6 million (17.9%) compared to the prior year. The division’s SG&A in 2003 of $53.7 million reflected an increase of $8.5 million (18.6%) over the 2002 figure. As a percentage of the division’s revenues, SG&A represented 22.3% in 2004, compared to 20.1% in 2003 and 17.7% in 2002.

The increase in the Health Information Division’s SG&A expenses in 2004 compared to 2003 was primarily attributable to the following:

•	the increased expenses associated with compliance with the Sarbanes-Oxley Act of 2002, which approximated $1.4 million;

•	expenses associated with an audit committee investigation as further described in the Company’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 2004, which amounted to $1.5 million;

•	employee benefits, largely attributed to increases for health insurance, offset by lower workers’ compensation costs, with the net amount being $0.5 million;

•	amortization of intangible assets attributed to Company acquisitions completed in 2004, which amounted to $0.8 million;

•	additional SG&A expenses associated with the Medicals Direct Group’s 2004 acquisitions and a December 2003 acquisition, which amounted to $1.9 million;

•	communication expenses associated with the F.A.S.T. program, which amounted to $1.9 million; and

•	additional SG&A expenses associated with the acquisition of MAAS in the second quarter of 2004, which amounted to $1.7 million.

The increase in the Health Information Division’s SG&A in 2003 compared to the prior year was primarily due to:

•	expenses associated with the Medicals Direct Group, whose 2002 results included five months of SG&A expenses, and the three companies acquired by the Medicals Direct Group in 2003, a total impact of $2.7 million;

•	employee benefits – largely attributable to premium increases for health and workers’ compensation insurances, $1.2 million;

•	amortization of intangible assets attributable to acquisitions completed in 2003, and the full year expense impact of the 2002 acquisitions, $1.3 million; and

•	increased costs associated with a legal settlement agreement with a client and general insurance costs, $1.8 million.

Claims Evaluation Division. The Claims Evaluation Division’s SG&A in 2004 amounted to $9.7 million, an increase of $3.7 million (61.5%) compared to the prior year. The division’s SG&A in 2002 was $0.7 million, reflective of the two-month period during which D&D Associates was part of our consolidated results. As a percentage of the division’s revenues, SG&A represented 22.3% in 2004, compared to 17.9% in 2003 and 13.5% in 2002.

The increase in the Claims Evaluation Division’s SG&A in 2004 compared to the prior year was primarily attributable to the acquisitions of Allegiance Health, Inc. in January 2004 and Michigan Evaluation Group, Inc. in May 2004, and the consolidation of Medimax acquired in October 2003 for a full year. During 2004, the Claims Evaluation Division initiated implementation of several project plans to streamline and work towards becoming a unified national provider of outsourced independent medical exams. Specifically, the plans contemplate:

•	development and delivery of a unified Claims Evaluation Division IT and financial management system. This system is expected to provide the division with a unified system to better manage and monitor its activities. The system is scheduled for delivery during the first half of 2005.

•	creation of a unified medical provider credentialing function at the division level. The division is planning on teaming up with the Company’s Health Information Division to establish a unified credentialing function in the Company’s corporate office. Each of these two components of the plans are expected to result in SG&A savings.

Operating Income

Our consolidated operating income in 2004 of $18.9 million reflected a decline of 29.6% compared to the prior year figure of $26.8 million. Our operating income in 2003 of $26.8 million reflected an increase of 22.5% compared to the 2002 figure of $21.9 million. As a percentage of our total consolidated revenues, total operating income represented 5.8% of such revenues in 2004, 8.9% in 2003, and 8.4% in 2002.

Health Information Division. The Health Information Division’s operating income in 2004 decreased to $15.0 million, a decline of $5.7 million (27.4%) compared to the prior year. The division’s 2003 operating income of $20.7 million reflected a slight decrease compared to the prior year figure of $20.8 million. As a percentage of the division’s revenues, the division’s operating income represented 5.3% of such revenues in 2004, compared to 7.8% in 2003 and 8.2% in 2002.

Claims Evaluation Division. The Claims Evaluation Division’s operating income in 2004 decreased to $3.9 million in 2004, a decline of $2.3 million (36.9%) compared to the prior year figure of $6.1 million. The division’s 2003 operating income of $6.1 million reflected an increase of $5.0 million over the prior year. As a percentage of the division’s revenues, the division’s operating income represented 8.9% in 2004, compared to 18.2% in 2003 and 21.1% in 2002.

Interest Income

Interest income in 2004 was $0.4 million, compared to $0.8 million in 2003 and $2.3 million in 2002. The reduced interest income in each of 2004 and 2003 was attributable to lower levels of invested funds, reflecting the cash used to fund acquisitions in each of those years and lower interest rates.

Interest Expense

Interest expense in 2004 increased to $0.7 million, compared to $0.4 million in 2003 and $0.1 million in 2002. The increases in each of 2004 and 2003 were due to interest accruing on the portion of the purchase price due in 2005 and 2006 for the Heritage Labs acquisition, which was completed in the second quarter of 2003, and interest on the factoring of Medicals Direct Group’s accounts receivable, which have increased both from organic growth and from acquisitions.

Income Taxes

The effective tax rate was 41.0% in 2004, compared to 39.7% in 2003 and 39.0% in 2002. The increase in the effective rate from 2003 to 2004 was due to higher state income tax rates and the impact of book/tax differences on lower taxable income. The increase from 2002 to 2003 was due to the lower levels of tax-free interest income, which was partially offset by a lower tax rate relating to the income of Medicals Direct Group.

Net Income

As a result of the foregoing, net income in 2004 was $10.7 million or $0.16 per diluted share, compared to $15.8 million or $0.24 per diluted share in 2003, and $14.3 million or $0.21 per diluted share in 2002.

Liquidity and Financial Resources

The Company’s primary sources of cash are internally generated funds, cash equivalents, marketable securities and the Company’s $35 million credit facility. At December 31, 2004, 2003 and 2002, working capital was $38.3 million, $53.0 million and $56.2 million, respectively. Our current ratio as of December 31, 2004, 2003 and 2002 was 2.1 to 1, 3.0 to 1, and 3.3 to 1, respectively. The decrease in the current ratio in 2004 and 2003 was due largely to the 2004 and 2003 acquisitions. Management believes that the combination of cash, cash equivalents, marketable securities and available borrowings under our senior credit facility, along with anticipated cash flows from operations, should provide sufficient capital resources to satisfy both our short-term and foreseeable long-term needs.

Cash Flows Provided by Operating Activities. Net cash provided by operating activities was $23.3 million in 2004, compared to $23.1 million in 2003. The significant sources of cash flows provided by operating activities in 2004 were net income of $10.7 million, $8.8 million of depreciation and amortization, an increase in deferred tax expense of $3.1 million, and an increase in accounts payable and accrued expense of $1.9 million. These items were offset by an increase in accounts receivable of $1.8 million. Consolidated days sales outstanding, measured on a rolling 90-day basis, was 44.6 days at December 31, 2004, compared to 42.3 days at December 31, 2003.

Cash Flows Used in Investing Activities.

During 2004, the Company completed the acquisitions of Allegiance Health, Inc. for approximately $11.0 million, Michigan Evaluation Group, Inc. for approximately $4.8 million and Mid-America Agency Services, Inc. for approximately $9.0 million. The Company used its existing cash to fund the acquisitions.

Required payments of additional purchase price related to the 2002 acquisition of D&D Associates, the 2003 acquisitions of Heritage Labs and Medimax, Inc., and the 2004 acquisitions of Allegiance Health, Inc. and Michigan Evaluation Group, Inc., of $5.4 million and $3.5 million in 2005 and 2006, respectively, are expected to be funded from cash from operations. Relative to the Medimax, Inc. and Michigan Evaluation Group, Inc. acquisitions, if certain acquisition performance criteria are met, additional contingent consideration could be paid in 2005 totaling $1.0 million and in 2006 totaling $0.3 million. All payments are expected to be funded from cash from operations.

Cash Flows Used in Financing Activities.

On October 29, 1999, the Company entered into a $100 million Amended and Restated Revolving Credit and Term Loan Agreement with three banks. This senior credit facility consists of a $65 million six-year term loan and a $35 million three-year revolving loan, both unsecured. During 2001, the three-year revolving loan expiration date was extended for one year to October 31, 2003. During 2003, the revolving loan expiration date was extended for three years to October 31, 2006. There are no borrowings outstanding against the revolving loan at December 31, 2004. There are no additional borrowings available under the original $65 million term loan due to previous borrowings, which have been repaid. As of December 31, 2004, $2.0 million is outstanding under the term loan. Principal payments of $1.0 million are due to be repaid on January 31, 2005 and 2006. The Company has not borrowed under the $35 million revolving loan.

Both the term loan and the revolving loan bear interest at either the prime rate minus 1/2% or LIBOR plus 3/4% to 1 3/4%, depending on the ratio of our consolidated funded debt, as defined, to earnings before interest, taxes, depreciation and amortization, or “EBITDA.” As of December 31, 2004, interest was payable at an effective average annual interest rate of 2.46%. Either loan can be prepaid without penalty at any time. Commitment fees of up to 0.3% of the unused revolving loan are charged. The agreement contains the following financial covenants:

•	dividends are limited to 50% of the Company’s average quarterly net income;

•	the Company’s Consolidated Fixed Charge Coverage Ratio must be no less than 1.50 to 1.00, measured on a trailing four quarter basis;

•	the Company’s Consolidated Funded Debt to EBITDA Ratio must not at any time exceed 2.75 to 1.00, measured on a trailing four quarter basis; and

•	the Company is not permitted to purchase treasury stock for an aggregate purchase price in excess of $25 million for the period October 30, 2003 to October 31, 2006.

As of December 31, 2004, the Company is in compliance with all financial covenants.

On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $25 million per year. For the year ended December 31, 2003 and 2002, the Company purchased 89,800 shares and 1,346,000 shares, at a total cost of $0.4 million and $8.6 million, respectively. The Company did not purchase any treasury shares during 2004.

Quarterly dividends paid in 2004 were $0.015 per share and totaled $3.9 million.

On January 28, 2003, the Board of Directors passed a resolution to award non-employee directors of the Company up to a maximum of 15,000 shares of the Company’s common stock as compensation. Each director was awarded 5,000 shares on January 31, 2003, 2004 and 2005, which vested immediately. All shares awarded will be restricted under SEC Rule 144, and may not be sold or transferred by the outside director until four years from the date of issue. During the first quarters of 2003, and 2004, the Company expensed the fair value of the 30,000 shares awarded both on January 2003 and January 2004 and such amount is included in Selling, General and Administrative expenses in the consolidated Statement of Income. The total charge was $164,100 and $206,400 for the year-end of 2003 and 2004, respectively.

Contractual Obligations

Capital expenditures during 2005 are expected to parallel that of 2004 spending levels plus an additional amount of approximately $2.6 million for the upgrade of the Company’s financial software system, development of case management software and hardware and software for the CED IT systems development projects. All 2005 capital expenditures are expected to be funded by cash generated from operations.

Future payments due under contractual obligations as of December 31, 2004 are as follows:

	Credit Facilities	Operating Leases	Acquisitions Purchase Price	Total
2005	$1,067,034	$10,511,810	$5,400,000	$16,978,844
2006	1,000,000	6,322,925	3,500,000	10,822,925
2007	—	4,484,455	—	4,484,455
2008	—	2,470,625	—	2,470,625
2009	—	1,028,972	—	1,028,972

	$2,067,034	$24,818,787	$8,900,000	$35,785,821

Litigation

The Company is aware of allegations that an independent examiner, who billed work through an independent contractor, which in turn billed work through the Company, assaulted certain insurance applicants whom were examined. The examiner did not work for the Company nor was the Company aware that the examiner was performing insurance examinations. The Company has agreed to reimburse one of its insurance company clients, which it billed for examinations performed by this examiner, for certain legal, consulting and other costs incurred by the client, as well as a portion of any liability that may stem from examinations performed by the independent examiner. The related costs and estimated liability are accrued at December 31, 2004 and 2003. To date, the Company and its client have settled with four claimants and no claims are pending. The Company expects that the outcome of this matter will not have a material effect on the Company’s consolidated financial position or liquidity.

On January 25, 2005, Sylvia Gayed, one of the Company’s examiners in California, filed a lawsuit against the Company in the Superior Court of California, Los Angeles County, alleging violations of California’s wage and hour laws. The complaint alleges that the Company failed to pay overtime wages, provide meal and rest periods and reimbursement for expenses incurred in performing examinations. The plaintiff is attempting to have the lawsuit certified as a class action on behalf of other examiners who perform similar work for the Company in California. We currently employ 441 examiners in California and have employed in excess of 1,200 examiners in California over the past 48 months. The Company believes that it has properly paid its California examiners for overtime worked and intends to provide a vigorous defense to this litigation. However, we cannot predict the outcome of this lawsuit.

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

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

The SEC defines critical accounting policies as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

We have identified the accounting policies discussed below as critical to us. The discussion below is not intended to be a comprehensive list of our accounting policies. Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.

Revenue Recognition

Our Health Information Division recognizes revenues for paramedical and medical examinations when the examination of the insurance policy applicant is completed. Revenues generated from medical record collection, laboratory testing and other services are recognized when the related service is completed. The Claims Evaluation Division recognizes revenue when the independent medical exam, peer review or similar services are completed.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management continuously assesses the financial condition of our customers and the markets in which these customers participate and adjusts the allowance for doubtful accounts based on this periodic review. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, our ability to collect on accounts could be negatively impacted, in which case additional allowances may be required.

Valuation of Goodwill and Identifiable Intangible Assets

We assess the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

When we determine that the carrying value of intangibles and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, impairments are recognized when the expected future undiscounted cash flows derived from such assets are less than their carrying value. We generally measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net identifiable intangible assets and goodwill amounted to $190.9 million as of December 31, 2004. Intangible assets are being amortized over the following weighted average useful lives: non-competition agreements - 4.4 years; customer base - 12.9 years; contractor network - 7.3 years; and trademarks and tradenames - 19.2 years.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. If we were to establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of income.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and the expected effect on the Company including, among other items, reviewing compensation strategies related to stock-based awards, selecting an option pricing model and determining the transition method.

In December 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), in response to the American Jobs Creation Act of 2004 which was signed into law in October 2004 and which provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined). Based on the Company’s decision to reinvest rather than to repatriate current and prior year’s unremitted foreign earnings, the application of FSP 109-2 did not affect income tax expense in the period of enactment or any related disclosures.

In December 2003, the FASB issued FASB Interpretation No. 46R (revised December 2003), “Consolidation of Variable Interest Entities (VIEs),” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Company does not have any VIEs that would require disclosure.

Other Matters

On January 31, 2005, the Board of Directors of Hooper Holmes, Inc. (the “Company”) accelerated the vesting of all of the Company’s unvested stock options awarded to officers and employees under the 1992, 1994, 1997 and 1999 Stock Option Plans, all of which have an exercise price greater than $5.05, the closing price of the Company’s common stock on the American Stock Exchange on January 31, 2005. As a result of the acceleration, options to acquire approximately 1.6 million shares (with exercise prices ranging from $5.47 to $10.76), of the Company’s common stock which otherwise would have vested from time to time over the next 48 months, became immediately exercisable.

The Board’s decision to accelerate the vesting of these options was in response to a review of the Company’s long term incentive compensation programs in light of changes in market practices and recently issued changes in accounting rules resulting from the issuance by the Financial Accounting Standard Board of Statement of Financial Accounting Standard No. 123 (revised 2004) (“FASB No. 123R”), “Share Based Payment,” which the Company is required to adopt effective July 1, 2005. FASB No. 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Management believes that accelerating the vesting of these options prior to the adoption of FASB No. 123R, will result in the Company not being required to recognize compensation expense in 2005 in the amount of $375,000 (after-tax) or in subsequent years through 2007 of $464,000 (after-tax).

RISK FACTORS

Risks Related to our Health Information Division

Our core business activity, our Portamedic business, has been characterized by declining revenues and margins for the past several years.

Over the past several years, our core Portamedic business has experienced a decline in revenues and margins. The most critical and indicative non-financial metric of relevance to this business is the number of applications for life insurance. For the past two years, data provided by The Medical Information Bureau Group, Inc. (MIB) indicate that the number of applications has declined - by 4.1% in 2003 and 2.3% in 2004. For an explanation of factors that our management believes underlie this decline, see Item 1. “Business - Health Information Division - Key Trends of Relevance to the Health Information Division - Decrease in Life Insurance Applications/ Issuance of Life Insurance Policies.” In addition, our average revenue per paramedical examination has also declined during this time, reflecting the cost pressures from both our insurance company customers and our competition. Although we have had some success with a number of steps taken to retain market share in this business, and to diversify our operations, if we are not able to reverse the decline in our operating results relating to our Portamedic business we will have increased difficulty growing our business, responding to the competitive forces in our industries and financing our further expansion plans.

If our Health Information Division is unable to lower its cost structure, our competitiveness and operating results may decline.

Our Health Information Division is facing increased cost pressure from its insurance company customers, the result of the more modest investment returns such carriers have achieved in recent years. In addition to the cost pressure from the insurance industry itself, some of the Health Information Division’s primary competitors have also contributed to the downward pressure on the prices of the division’s services, particularly our Portamedic paramedical examination services. The four major paramedical industry companies have created an extremely competitive environment, with price surpassing quality and timeliness of service as the primary reason why insurance carriers select a paramedical examination provider. Our strategic focus over the past few years has been to provide faster, more efficient service as a competitive differentiator. With price having become the primary basis of competition and with the increased use of the Internet and the electronic delivery of orders for our services, it may be that the Health Information Division’s extensive network of branch and contract affiliate offices results in our having a cost structure that is higher than some of our competitors. Our management is aware of the loss of two customers in 2004 as a matter of the division determining not to compete at the price points being offered by competitors. Further, in 2003 we lost the approvals of several carrier clients, primarily due to price. If we do not continue our initiatives to lower our costs to address the current market conditions (including the continuing decline in life insurance application activity), our competitiveness and, thus, our operating results may decline.

Heritage Labs’ failure to provide accurate laboratory test results may result in claims against us.

The Health Information Division Heritage Labs business processes the blood and urine specimens obtained in connection with a portion of our paramedical examinations, as well as the specimens provided by third-party health information service providers. Our insurance company clients and these third-party health information service providers rely on the accuracy of the test results and other data in connection with their insurance underwriting, treatment and other decisions. In addition, federal and state laws regulate the disclosure of specimen test results and other nonpublic medical-related personal information. If Heritage Labs does not provide accurate test results or does not protect the confidentiality of such results in accordance with such laws, we could face significant liability.

Our Health Information Division is exposed to possible litigation and legal liability relating to our classification of most of our paramedical examiners as independent contractors rather than employees.

We classify most of our paramedical examiners as independent contractors rather than employees, making such examiners personally responsible for their employment taxes and workers’ compensation. In the past, some state agencies have claimed that we improperly classified our examiners as independent contractors for purposes of state unemployment tax laws and that we were therefore liable for arrears of taxes or for penalties for failure to comply with these laws. In the State of California, we received an adverse determination as to the independent contractor status of our paramedical examiners, and, as a result, we now classify our examiners in California as employees. The uncertainty regarding how other jurisdictions in which we conduct operations may resolve the issue of whether our paramedical examiners are independent contractors or employees results in our exposure to potential litigation and liability, as well as the possibility of increased operating costs should any of such jurisdictions determine that our examiners are employees.

Risks Related to Our Claims Evaluation Division

There are signs that the outsourced medical claims management market in the United States may be contracting, which may limit the potential growth of our Claims Evaluation Division’s business.

Our management perceives that the outsourced medical claims management market in the United States, including the market for our Claims Evaluation Division’s medical evaluative services, may be contracting. A number of factors may be contributing to this perceived trend, such as the decline in the number of people hurt in automobile accidents in the United States, the shifting of manufacturing activity to areas outside the nation’s borders, and changing laws and regulations affecting the property and casualty insurance industry. For more information, see Item 1. “Business - Claims Evaluation Division - Key Trends of Relevance to the Claims Evaluation Division - Contraction of the Outsourced Medical Claims Management Market in the United States.” If this trend continues, the growth potential of our Claims Evaluation Division’s business may be adversely affected. Further, the division may be at a competitive disadvantage in dealing with a contracting market as a result of the more narrow focus of its present business activities relative to competitors that are engaged in the other segments of the outsourced medical claims management market (i.e., medical claims audit and medical management services).

Our Claims Evaluation Division has a significant degree of customer concentration, such that the loss of any one of its larger customers would have a material effect on its operating results.

The business activities of our Claims Evaluation Division, which is comprised of the four companies within the division that have been acquired since October 2002, remains significantly focused in the geographic regions in which these companies were originally active (i.e., New York, Pennsylvania, New Jersey and Michigan), with the division’s 21 largest clients accounting for 83% of the division’s revenues in 2004. The loss of any of these customers would likely result in a drop-off in the Claims Evaluation Division’s revenues and profitability, and that drop-off may be material.

A primary component of our Claims Evaluation Division’s growth strategy is to increase its national capabilities as a provider of independent medical examination-related services, which entails a number of challenges and risks.

A primary component of our Claims Evaluation Division’s growth strategy is to deepen its national capabilities as a provider of IME-related services. To implement this strategy will require the division’s taking several steps, including substantially expanding its present panel of physicians, developing an enhanced, more robust shared information technology (IT) platform and improving the scalability of the present IT infrastructure, enhancing the division’s practitioner credentialing, creating regional operations centers, and enhancing the division’s sales and marketing capabilities. For more information, see Item 1. “Business - Claims Evaluation Division - The Claims Evaluation Division’s Growth Strategy - Deepen National Capabilities as a Provide of IME-Related Services.” In addition to the capital expenditures associated with moving ahead with this component of the division’s growth strategy, this initiative exposes us to a number of potential risks, including possible increases in costs and reduced profitability (particularly in the short term as the division moves into new geographic regions and businesses), as well as the risks attendant to managing what may be rapid growth (e.g., possibly alienating institutional clients as the division adapts to new state regulatory regimes and establishes relationships with new panel physicians).

Our Claims Evaluation Division operates in a market that is characterized, and can be significantly affected, by changes in applicable state laws and regulations.

Property and casualty insurance is largely regulated on a state level, with most of the demand for medical claims management services being created by state insurance laws. These state regulatory regimes frequently change. These changes may create a lesser demand for some or all of the division’s services or require us to develop new or modified services in order to meet the needs of our customers and to compete effectively. For example, in 2002-2003, the Insurance Department of the State of New York modified its regulations that govern the notification of accident claims and the submission of medical bills under its no-fault automobile law in a manner that has reduced the demand for peer reviews, one of the division’s services, in the State of New York. For more information, see Item 1. Business - Claims Evaluation Division - Government Regulation.”

Our Claims Evaluation Division’s business is being affected by heightened federal laws and regulations that are increasing operating costs.

The Claims Evaluation Division’s business is being affected by heightened compliance and security standards being imposed at the federal level within the United States, such as the Sarbanes-Oxley Act of 2002, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and the Gramm-Leach-Bliley Act of 2001. As a vendor to the property and casualty insurance industry, the division is being asked to complete lengthy questionnaires, to provide written representations as to our compliance with such laws, and to meet more rigorous standards regarding the quality of our services. Enhanced physician practitioner credentialing, including the undertaking of criminal background checks of such practitioners, is a particularly costly demand being made by certain claims handlers. In addition, certain of the division’s customers are seeking confirmation that we have sufficient financial resources to sustain legal challenges to our compliance with these laws. Compliance with these demands will likely entail higher operating costs, which, combined with what our management perceives to be an increased price sensitivity on the part of the division’s clients, may mean reduced margins and profitability.

If any of the members of our physician panel were to be found to lack proper credentials or be determined to be less than “independent,” the damage to our reputation and business could be considerable.

The nature of the Claims Evaluation Division’s business is such that the proper credentialing and “independence” of each member of the division’s panel of physicians that perform IMEs has been, and remains, of paramount importance. Although the division is in the process of enhancing its background checks with respect to its roughly 9,000-strong panel physicians, there remains an exposure to liability resulting from improper conduct during an examination encounter even with the most rigorous of credentialing processes. The division must also be ever-vigilant in monitoring the amount of work directed to any particular physician, taking into consideration not just the absolute amount of the fees paid to that physician for his or her services but also how those fees compare with the physician’s income from other sources. Further, the division’s quality reviewers must ensure that the IME reports we arrange on behalf of our customers are comprehensive and complete, and that the factual results support the conclusions drawn in such reports. If any of the members of our physician panel were to be found to lack proper credentials, be determined to be less than independent and/or to engage in improper conduct during the course of an IME, we would be exposed to potential claims and liability. Further, as this is an industry-wide issue, we could also experience a significant drop-off in the demand for IME-related services even if the physician or physicians found to be lacking proper credentials or independence, or engaging in improper conduct, were not part of our physician panel.

Risks Relating to Our Company Generally

Acquisitions or other investments present many risks, and we may not realize the anticipated financial and strategic goals of any of our acquisitions or other investments.

As part of our business strategy, we have pursued and expect to continue to pursue acquisitions and other strategic investments that will complement our existing services and leverage our existing capabilities. There is no guarantee that these activities will be profitable, or that we will continue to offset the decline in operating results of our Portamedic business through these types of activities. Any such acquisition or other investment involves a number of risks, including:

•	we may find that the acquired company or assets do not further our business strategy, or that we overpaid for the company or assets, or that economic conditions have changed, all of which may result in a future impairment charge;

•	we may have difficulty integrating the operations (including IT systems) and personnel of an acquired business and may have difficulty retaining its customers and/or key personnel;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing diverse locations; and

•	we may have difficulty maintaining uniform standards, controls, procedures and policies across locations.

An ill-advised acquisition or other investment could hurt our business, results of operations and financial condition or cash flows, particularly in the case of a significant acquisition or multiple acquisitions in a short period of time. From time to time, we may enter into negotiations for acquisitions or other investments that are not ultimately consummated. Such negotiations could result in significant diversion of management’s time from our business as well as significant out-of-pocket costs.

The consideration that we pay in connection with an acquisition or other investment could affect our financial condition. If we were to proceed with one or more significant acquisitions or other investments in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate such acquisitions. To the extent we issue shares of stock or other rights to purchase stock, including options or other rights, our then-existing shareholders may experience dilution in their share ownership in our company and their earnings per share may decrease. In addition, acquisitions or other investments may result in the incurrence of debt, large one-time write-offs and restructuring charges. They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges. Any of these factors may decrease our operating results and weaken our financial condition.

Our pending change in our accounting treatment to expense stock options will negatively affect our operating results.

The Financial Accounting Standards Board has recently announced its decision to require companies to expense employee stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share Based Payment,” effective during the quarter ending September 30, 2005. Such stock option expensing will require the Company to value its employee stock option grants pursuant to a binomial valuation formula, and then amortize that value against the Company’s reported earnings over the vesting period in effect for those options. The Company currently accounts for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure requirements of SFAS 123. When the Company is required to expense employee stock options in the future, this change in accounting treatment will decrease the Company’s reported results of operations as the stock-based compensation expense will be charged directly against the Company’s reported earnings. For an illustration of the effect of such a change on the Company’s recent results of operations, see Note 1 of Notes to Consolidated Financial Statements contained in this report.

Impairment of goodwill and other acquisition intangibles reflected on our balance sheet could depress our stock price.

As of December 31, 2004, approximately $191 million of our $275.7 million in total assets reflected on our balance sheet consisted of goodwill and intangible assets. Under the provisions of SFAS 142, which we adopted as of January 1, 2002, goodwill is no longer amortized but is, instead, reviewed for impairment at least annually and written down in the event it is determined that the recorded value of our businesses is greater than their fair value. If we were to determine in any future period that an impairment charge was appropriate, the magnitude of the non-cash charge to our earnings might be material. This could lead to a negative reaction on the part of investors and a decline in our share price.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2004.

(in thousands)	2005	2006	2007	2008	2009	2010 and Thereafter	Total	Estimated Fair Value
Fixed rate investments	$1,668	$500	$0	$0	$0	$4,690	$6,858	$6,887
Average interest rates	1.71%	1.55%				2.79%	2.44%

The Company is also exposed to interest rate risk primarily through its borrowing activities, which are described in Note 10 to the Consolidated Financial Statements. The Company’s borrowings are under variable rate instruments. Future payments due under borrowings are $1,067,034 in 2005 and $1,000,000 in 2006, at an average interest rate of 1.96%.

We have foreign currency rate exposure to exchange rate fluctuations with respect to the British pound. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future. We assess our market risk based on changes in foreign currency exchange rates by measuring the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in currency rates.

Based on the Company’s market risk sensitive instruments (including investments and variable rate debt) outstanding at December 31, 2004, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

ITEM 8.	Financial Statements and Supplementary Data

Financial Highlights (Unaudited)

	Years ended December 31,
(in thousands, except per share data and ratios)	2004	2003	2002
Revenues	$327,748	$300,182	$260,317

Operating income	18,875	26,794	21,872

Net income	10,710	15,847	14,293

Earnings per share — basic	$.16	$.24	$.22

Earnings per share — diluted	$.16	$.24	$.21

Weighted average number of shares — basic	64,996,778	64,773,346	64,868,163

Weighted average number of shares — diluted	66,534,421	66,598,604	67,229,119

Return on stockholders’ equity	4.8%	7.5%	7.1%

Dividend payout rate	36.4%	20.5%	18.1%

Net cash provided by operating activities	$23,276	$23,136	$27,826

Working capital	38,264	52,981	56,160

Cash dividends paid	3,900	3,242	2,592

Cash dividend per share	.06	.05	.04

Book value per average share	3.43	3.30	3.06

Closing stock price per common share	$5.92	$6.18	$6.14

Current ratio	2.1:1	3.0:1	3.3:1

Quick ratio	1.9:1	2.7:1	3.0:1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Hooper Holmes, Inc.:

We have audited the accompanying consolidated balance sheets of Hooper Holmes, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, “Schedule II – Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hooper Holmes, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hooper Holmes, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Hooper Holmes, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Hooper Holmes, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hooper Holmes, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Hooper Holmes, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Hooper Holmes, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hooper Holmes, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 30, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

March 30, 2005

Hooper Holmes, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$16,972,763	$18,651,019
Marketable securities	6,886,612	20,243,332
Accounts receivable, net	42,001,091	34,663,082
Other current assets	7,241,973	6,569,707

Total current assets	73,102,439	80,127,140

Property and equipment	36,739,824	33,004,834
Less: Accumulated depreciation and amortization	25,539,505	23,393,981

	11,200,319	9,610,853
Goodwill	155,501,562	135,130,744

Intangible assets	35,379,597	29,617,156

Other assets	520,711	810,358

	$275,704,628	$255,296,251

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1,067,034	$1,028,363
Accounts payable	14,701,048	12,106,987
Accrued expenses:
Salaries, wages and fees	1,105,224	1,478,189
Income taxes payable	2,511,423	3,116,446
Other	15,453,412	9,416,252

Total current liabilities	34,838,141	27,146,237

Long-term debt, less current maturities	1,000,000	2,000,000
Other long-term liabilities	3,881,090	4,554,160
Deferred income taxes	7,475,247	1,758,879
Minority interest	253,514	358,705

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 67,499,074 in 2004 and 2003	2,699,963	2,699,963
Additional paid-in capital	126,085,383	127,487,718
Accumulated other comprehensive income	1,466,219	855,719
Retained earnings	115,423,834	108,613,932

	245,675,399	239,657,332
Less: Treasury stock at cost (2,297,995 shares in 2004 and 2,662,151 shares in 2003)	17,418,763	20,179,062

Total stockholders’ equity	228,256,636	219,478,270

	$275,704,628	$255,296,251

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries

Consolidated Statements of Income

	Years ended December 31,
	2004	2003	2002
Revenues	$327,747,650	$300,181,513	$260,317,046
Cost of operations	235,900,184	213,708,772	185,760,136

Gross profit	91,847,466	86,472,741	74,556,910
Selling, general and administrative expenses	72,972,271	59,678,823	45,935,249
Loss on investment	—	—	6,750,000

Operating income	18,875,195	26,793,918	21,871,661

Other income (expense):
Interest expense	(741,604)	(443,130)	(112,841)
Interest income	354,859	768,237	2,308,971
Other expense, net	(347,304)	(820,352)	(619,553)

	(734,049)	(495,245)	1,576,577

Income before income taxes	18,141,146	26,298,673	23,448,238

Income taxes	7,431,117	10,452,058	9,155,695

Net income	$10,710,029	$15,846,615	$14,292,543

Earnings per share:
Basic	$.16	$.24	$.22
Diluted	$.16	$.24	$.21

Weighted average shares — basic	64,996,778	64,773,346	64,868,163
Weighted average shares — diluted	66,534,421	66,598,604	67,229,119

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Total
	Number of Shares	Amount				Number of Shares	Amount
Balance, December 31, 2001	67,499,074	$2,699,963	$134,482,010	$201,589	$84,308,815	(2,949,459)	$(25,285,50_ )	$196,406,874

Net income					14,292,543			14,292,543
Cash dividends ($.040 per share)					(2,591,807)			(2,591,807)
Unrealized gains (loss) on marketable securities, net of tax				(74,543)				(74,543)
Foreign currency translation				33,827				33,827
Exercise of stock options			(9,515,005)			1,469,100	12,074,862	2,559,857
Exercised stock option tax benefit			3,183,000					3,183,000
Issuance of shares for employee stock purchase plan			(70,642)			72,608	622,46_	551,821
Purchase of treasury stock						(1,346,400)	(8,554,625)	(8,554,625)

Balance, December 31, 2002	67,499,074	2,699,963	128,079,363	160,873	96,009,551	(2,754,151)	(21,142,80_ )	205,806,947

Net income					15,846,615			15,846,615
Cash dividends ($.050 per share)					(3,242,234)			(3,242,234)
Unrealized gains (loss) on marketable securities, net of tax				(125,548)				(125,548)
Foreign currency translation				820,394				820,394
Exercise of stock options			(716,064)			151,800	1,151,688	435,624
Exercised stock option tax benefit			190,620					190,620
Issuance of stock awards			(66,201)			30,000	230,301	164,100
Purchase of treasury stock						(89,800)	(418,248)	(418,248)

Balance, December 31, 2003	67,499,074	2,699,963	127,487,718	855,719	108,613,932	(2,662,151)	(20,179,062)	219,478,270

Net income					10,710,029			10,710,029
Cash dividends ($.060 per share)					(3,900,127)			(3,900,127)
Unrealized gains (loss) on marketable securities, net of tax				(8,697)				(8,697)
Foreign currency translation				619,197				619,197
Exercise of stock options			(1,496,714)			235,000	1,781,296	284,582
Exercised stock option tax benefit			408,881					408,881
Issuance of stock awards			(21,000)			30,000	227,400	206,400
Issuance of shares for employee stock purchase plan			(293,502)			99,156	751,603	458,101

Balance, December 31, 2004	67,499,074	$2,699,963	$126,085,383	$1,466,219	$115,423,834	(2,297,995)	$(17,418,7_3)	$228,256,636

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$10,710,029	$15,846,615	$14,292,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,781,116	6,961,584	5,213,731
Loss on investment	—	—	6,750,000
Provision for bad debt expense	—	—	175,000
Deferred tax expense (benefit)	3,120,842	1,590,000	(1,397,000)
Net realized loss (gain) on sale of marketable securities	1,303	(116,003)	188,227
Issuance of stock awards	206,400	164,100	—
(Gain) loss on sale of fixed assets	(110,887)	(58,367)	112,737
Change in assets and liabilities, net of effect from acquisitions of businesses:
Accounts receivable	(1,752,192)	(3,947,009)	2,677,633
Other assets	416,915	207,956	(1,039,922)
Accounts payable and accrued expenses	1,902,927	2,486,746	853,277

Net cash provided by operating activities	23,276,453	23,135,622	27,826,226

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(29,474,278)	(23,818,565)	(53,465,496)
Purchases of marketable securities	(7,064,402)	(35,377,984)	(34,650,743)
Redemptions of marketable securities	20,411,121	38,787,133	41,951,838
Investment in e-Nable Corporation	—	—	(1,531,250)
Capital expenditures, net of disposals	(4,275,904)	(3,305,887)	(2,141,267)

Net cash used in investing activities	(20,403,463)	(23,715,303)	(49,836,918)

Cash flows from financing activities:
Principal payments on long-term debt	(1,539,601)	(513,420)	(119,889)
Proceeds from employee stock purchase plan	458,101	—	551,821
Proceeds related to the exercise of stock options	284,582	435,624	2,559,857
Treasury stock acquired	—	(418,248)	(8,554,625)
Dividends paid	(3,900,127)	(3,242,234)	(2,591,807)

Net cash used in financing activities	(4,697,045)	(3,738,278)	(8,154,643)

Effect of exchange rate changes on cash	145,799	571,752	(9,055)

Net decrease in cash and cash equivalents	(1,678,256)	(3,746,207)	(30,174,390)
Cash and cash equivalents at beginning of year	18,651,019	22,397,226	52,571,616

Cash and cash equivalents at end of year	$16,972,763	$18,651,019	$22,397,226

Supplemental disclosure of non-cash investing activity:
Change in net unrealized (loss) gain on marketable securities available for sale	$(29,512)	$(201,876)	$17,800
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$306,263	$304,701	$117,050
Income taxes	$5,597,832	$10,758,671	$7,418,690

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Description of the Business

The Company is one of the nation’s leading providers of outsourced risk assessment services to the life and health insurance industry and medical evaluation and claims management services to the automobile insurance industry and the workers’ compensation industry. We provide paramedical and medical examinations, independent medical examinations, personal health interviews and record collection, and laboratory testing, which help life insurance companies evaluate the risks associated with underwriting policies and help property and casualty claims handlers evaluate physical injuries for claims management.

Hooper Holmes, Inc. and its subsidiaries (Hooper Holmes or the Company) currently engage in two principal businesses, which are operated as business segments:

•	Our Health Information Division (HID), which we formerly referred to as the Health Information Business Unit or HIBU, is one of the leading providers of outsourced risk assessment services to the life and health insurance industry. The core activity of that business consists of arranging for paramedical examinations on behalf of insurance carriers, primarily in connection with such carriers’ processing and evaluation of the risks associated with underwriting insurance policies - mainly life insurance policies.

•	Our Claims Evaluation Division (CED), which we formerly referred to as the Diversified Business Unit or DBU, provides medical claims services to insurance adjusters for use in processing accident claims, primarily on behalf of property and casualty insurance carriers. The core activity of this business consists of arranging for sophisticated independent medical exams (IMEs). An IME is a medical examination by a doctor (other than the claimant’s physician) for purposes of rendering an objective opinion regarding the nature, origin, treatment and causal relationship of an injury, typically to establish whether the claimant needs further treatment or is disabled, or to determine what medical expenses are eligible for payment or reimbursement.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains reserves against its accounts receivable for potential losses. Allowances for uncollectable accounts are estimated based on the Company’s periodic review of accounts receivable balances and historical reference.

Hooper Holmes, Inc. and Subsidiaries

Marketable Securities

At December 31, 2004 and 2003, marketable securities consist of U.S. Treasury, mortgage-backed, asset-backed and corporate debt securities and bank certificates of deposit. The Company classifies all of its marketable security investments as available-for-sale. Available-for-sale securities are recorded at fair value and dividend and interest income are recognized when earned. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective interest method.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method over the assets’ estimated useful lives. The cost of maintenance and repairs is charged to income as incurred. Significant renewals and betterments are capitalized.

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

Goodwill and Other Acquisition Intangibles

Goodwill represents the excess of acquisition costs over the fair value of net assets of acquired businesses. The Company adopted the provisions of SFAS 142 as of January 1, 2002. Under the provisions of SFAS 142, goodwill is not amortized but is reviewed for impairment at least annually and written down only if it is determined that the recorded value of either of the Company’s two reporting units is greater than its fair value in accordance with the provisions of SFAS 142. If recorded values are less than the fair values, no impairment is indicated. Intangible assets with determinable useful lives are amortized over their respective estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.

Hooper Holmes, Inc. and Subsidiaries

Advertising

Costs related to space in publications are expensed as incurred. Advertising expense was approximately $485,000, $504,000 and $306,000 in 2004, 2003 and 2002, respectively.

Revenue Recognition

Our Health Information Division recognizes revenues for paramedical and medical examinations when the examination of the insurance policy applicant is completed. Revenues generated from medical record collection, laboratory testing and other services are recognized when the related service is completed. The Claims Evaluation Division recognizes revenue when the independent medical exam, peer review or similar services are completed.

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

Earnings Per Common Share

“Basic” earnings per common share equals net income divided by the weighted average common shares outstanding during the period. “Diluted” earnings per common share equals net income divided by the sum of the weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents (1,537,643, 1,825,258 and 2,360,956 for 2004, 2003 and 2002, respectively) are shares assumed to be issued if outstanding stock options were exercised.

Options to purchase 2,958,644, 3,974,550 and 2,980,838 shares of common stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 2004, 2003 and 2002, respectively, because their exercise prices exceeded the average market price of outstanding common shares for the period and were therefore antidilutive.

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

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures in these consolidated financial statements. Some of the significant estimates involve the evaluation of the recoverability of goodwill and identifiable intangible assets, valuation of accounts receivable and the assessment of contingencies, including income taxes. Actual results could differ from those estimates.

Hooper Holmes, Inc. and Subsidiaries

Concentration of Credit Risk

The Company’s accounts receivable are due primarily from insurance companies. No one customer accounts for more than 10% of consolidated revenues.

Fair Value of Financial Instruments

The carrying value for all financial instruments, except marketable securities at December 31, 2004 and 2003, approximates fair value due to the short maturity or rate reset date of these instruments. The fair value of marketable securities is determined using quoted market prices for these securities.

Reclassifications

Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform with the 2004 financial statement presentation.

The Company has reclassified certain auction rate securities, for which interest rates reset in less than 90 days, but for which the maturity date is longer than 90 days. The Company previously followed the common practice of classifying its investment in auction rate securities as cash and cash equivalents on the Company’s consolidated balance sheet. It was determined that these instruments are marketable securities and therefore, the Company has made a reclassification to its consolidated balance sheet as of December 31, 2003 in order to conform to the current year’s presentation. The reclassification resulted in a decrease in cash and cash equivalents and a corresponding increase in marketable securities as of December 31, 2003 of approximately $9.6 million. The reclassification resulted in a net increase of approximately $9.6 million in 2003 and $0.9 million in 2002, in net cash used in investing activities. Net cash used in investing activities resulted from an increase in purchases of marketable securities.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and the expected effect on the Company including among other items, reviewing compensation strategies related to stock-based awards, selecting an option pricing model and determining the transition method.

Hooper Holmes, Inc. and Subsidiaries

In December 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), in response to the American Jobs Creation Act of 2004 which was signed into law in October 2004 and which provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined). Based on the Company’s decision to reinvest rather than to repatriate current and prior year’s unremitted foreign earnings, the application of FSP 109-2 did not affect income tax expense in the period of enactment or any related disclosures.

In December 2003, the FASB issued FASB Interpretation No. 46R (revised December 2003), “Consolidation of Variable Interest Entities (VIEs),” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Company does not have any VIEs that would require disclosure.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 14. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. The Company continues to apply the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. SFAS No. 123 “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to adopt the disclosure requirements of SFAS No. 123 and SFAS No. 148. No stock-based compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to stock-based employee compensation:

(thousands of dollars, except per share data)	2004	2003	2002
Net income, as reported	$10,710	$15,847	$14,293
Add: Stock based employee compensation expense included in reported net income, net of related tax effect	124	100	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,257	3,610	3,376

Pro forma net income	$8,577	$12,337	$10,917

Earnings per share:
Basic, as reported	$.16	$.24	$.22
Basic, pro forma	.13	.19	.17
Diluted, as reported	$.16	$.24	$.21
Diluted, pro forma	.13	.19	.16

Hooper Holmes, Inc. and Subsidiaries

During 2004, 2003 and 2002 options were granted totaling 50,000 shares, 2,028,600 shares and 1,133,600 shares, respectively. The fair value of each stock option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002
Expected life (years)	7.0	9.8	8.3
Expected volatility	51.35%	47.79%	48.04%
Expected dividend yield	.82%	.71%	.57%
Risk-free interest rate	3.25%	1.75%	1.75%

Weighted average fair value of options granted during the year	$3.71	$3.11	$3.01

Note 2 — Acquisitions and Dispositions

During 2004, the Company acquired seven companies: five in the United States and two in the U.K. Upon acquisition, the acquired companies were included within the HID and CED segments.

Within the HID segment, the Company acquired Mid-America Agency Services, Inc. (MAAS) in May 2004, two paramedical examination businesses and the Medicals Direct Group (MDG) purchased two companies in July 2004 and October 2004, involved in the Medico-Legal business.

Within the CED, the Company purchased Allegiance Health, Inc. in January 2004 and Michigan Evaluation Group, Inc. in May 2004.

The following table sets forth the purchase prices, including acquisition costs, of the 2004 acquisitions:

(in millions)	Purchase Price
HID
Mid-America Agency Services, Inc.	$9.0
U.K. Acquisitions	1.0
Other	1.0
CED
Allegiance Health, Inc.	11.0
Michigan Evaluation Group	4.8
Other	2.7

Total	$29.5

The allocation of the purchase prices for these acquisitions is set forth below:

(in millions)	Total	Weighted Average Useful Life
Goodwill	$20.1
Identifiable intangible assets	9.8	15.7 years
Identifiable tangible assets	6.0
Non-competitor agreements	1.3	2.8 years
Liabilities Assumed	(7.7)

Total	$29.5

The $9.8 million of acquired identifiable intangible assets consist of customer base, $7.8 million, tradenames, $1.8 million and physician network, $0.2 million. The intangible assets will be amortized over a weighted average useful life of 15.7 years.

Hooper Holmes, Inc. and Subsidiaries

In 2005, the Company will pay additional contingent consideration relative to the 2002 D&D Associates and the 2004 Allegiance Health, Inc. acquisitions in the amounts of $1.6 million and $1.0 million, respectively, since certain performance criteria were met in 2004. Such amounts were recorded as additional purchase price with an increase to goodwill as of December 31, 2004.

Relative to the Michigan Evaluation Group, Inc. (MEG) acquisition completed in May 2004, additional consideration of up to $1.2 million may be paid in 2005 and 2006 if certain performance criteria are met.

During 2003, the Company acquired specific assets and liabilities of seven health information services companies, purchased Medimax, Inc., an independent medical exam company in October 2003, and in April 2003, purchased the 45% minority interest in Heritage Labs that it did not previously own, to bring its ownership interest to 100%. Relative to the Medimax acquisition, additional consideration of up to $0.8 million could be payable in 2005 and 2006 if certain performance criteria are met. The Company paid, in December 2003, additional contingent consideration of $1.0 million relative to our acquisition of D&D Associates since certain performance criteria were met in 2003. Such amount was recorded as additional purchase price with an increase to goodwill when it was paid.

The aggregate purchase price of these 2003 acquisitions, including acquisition costs, was approximately $18.3 million. None of the individual purchase prices of these acquisitions exceeded $6.8 million. These acquisitions resulted in a total purchase price in excess of net assets acquired of $13.2 million, identifiable tangible assets of $1.1 million, identifiable intangible assets of $3.0 million, and non-competition agreements of $1.0 million. Identifiable intangible assets are being amortized on a straight line basis over a period of nine years and noncompetition agreements are being amortized on a straight line basis over a weighted average useful life of 4.2 years. In accordance with SFAS No. 142, which the Company adopted on January 1, 2002, goodwill is no longer amortized. The Heritage Labs acquisition requires the payment of $1.7 million and $2.8 million of purchase price in 2005 and 2006, respectively. These amounts payable are included within other long-term liabilities on the consolidated balance sheet and are accruing interest at a weighted average rate of 5%.

Also in 2003, the Company’s U.K. subsidiary, Medicals Direct Group (MDG) acquired three complementary companies. The aggregate purchase price of these acquisitions, including acquisition costs, was approximately $6.5 million. These acquisitions resulted in a total purchase price in excess of net assets acquired of $4.6 million, identifiable tangible assets of $3.8 million, identifiable intangible assets of $1.0 million, non-competition agreements of $0.3 million and liabilities of $3.2 million. Identifiable intangible assets are being amortized on a straight line basis over a period of nine years and non-competition agreements are being amortized on a straight line basis over a weighted average useful life of 2.0 years.

On a pro forma basis, the effect on the operations in 2004 from the 2004 and 2003 acquisitions was not material except for additional annual amortization expense of approximately $0.8 million.

On August 15, 2002, the Company acquired all of the outstanding common shares of Medicals Direct Group, located in the United Kingdom. Medicals Direct Group provides paramedical examinations and underwriting services to the life insurance industry, medical services through company operated clinics and medical reports to the legal profession. The purchase price paid at closing was approximately $7.5 million plus acquisition related costs of approximately $0.6 million. In accordance with the purchase agreement, the Company made an additional payment to certain Medicals Direct Group shareholders during the first quarter of 2004 of $0.8 million, and another performance contingency payment during the second quarter of 2004 of $0.9 million. The

Hooper Holmes, Inc. and Subsidiaries

Company accrued, in Accrued Expenses “Other,” these payments at December 31, 2003, as the contingent payments were earned. Upon acquisition, the Company recorded goodwill in the amount of $9.7 million and identifiable intangible assets in the amount of $1.0 million. Identifiable intangible assets consist of customer base of $0.8 million and tradename of $0.2 million with weighted average useful lives of 9 and 10 years, respectively. The goodwill is not deductible for tax purposes.

On October 31, 2002, the Company acquired all of the issued and outstanding common stock of “684” Associates, Ltd., doing business as D&D Associates. The purchase price was $39 million including acquisition related costs of approximately $1.0 million, and was funded from the Company’s existing cash. In 2003, a revenue based performance criteria, as outlined in the stock purchase agreement, was met. As a result, the Company made an additional payment of $1.0 million in 2003, which was an increase to goodwill. As a result of an independent third party valuation, the Company recorded goodwill in the amount of $19.8 million and intangible assets in the amount of $18.2 million. The goodwill is expected to be deductible for tax purposes. Identifiable intangible assets are comprised of customer relationships $15.0 million, tradename $2.0 million, physicians network $0.4 million, and a non-competition agreement valued at $0.8 million and are being amortized over their useful lives of 15 years, 20 years, 10 years and 5 years, respectively.

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

The following unaudited pro forma information has been prepared as if the acquisitions of Medicals Direct Group and D&D Associates had occurred on January 1, 2002. The unaudited pro forma financial information does not purport to represent our consolidated results of operations or financial position that would have been achieved had the transactions to which pro forma effect is given been consummated as of the dates or for the periods indicated.

(in thousands, except per share data)	2002
Revenues	$292,323
Net income	16,481
Earnings per share – Basic	$.25
Earnings per share – Diluted	$.25

During 2002, the Company acquired specific assets and liabilities often health information services companies.

Hooper Holmes, Inc. and Subsidiaries

The aggregate purchase price of these acquisitions was approximately $7.5 million including acquisition related costs of approximately $0.1 million, and resulted in total costs in excess of net assets acquired of $6.5 million, identifiable intangible assets of $0.5 million, and non-competition agreements of approximately $0.6 million. Identifiable intangible assets and the non-competition agreements are being amortized on a straight line basis over a period of 3 to 9 years. On a pro forma basis, the effect on the operations of the 2002 health information acquisitions was not material.

All of the aforementioned acquisitions discussed above have been accounted for using the purchase method of accounting and the purchase price of the acquisitions has been assigned to the net assets based on the fair value of such assets and liabilities at the date of acquisition. The consolidated financial statements include the results of operations from the respective dates of purchase.

Note 3 — Operating Segments

The Company has two reportable operating segments: the Health Information Division (HID) and the Claims Evaluation Division (CED). The HID (formerly referred to as the Health Information Business Unit) includes our core health information operations: Portamedic, Infolink, Heritage Labs, Medicals Direct and Mid-America Agency Services (MAAS). It provides a full range of paramedical services to the life insurance industry in the U.S. and the United Kingdom. The CED operating segment (formerly referred to as the Diversified Business Unit), which consists of D&D Associates, Medimax, Inc., Allegiance Health, Inc., and Michigan Evaluation Group, Inc. (MEG), provides independent medical examinations (IME) case management services primarily for property and casualty insurers and claims handlers.

The segments’ accounting policies are the same as those described in Note 1: Summary of Significant Accounting Policies, except that interest expense and non-operating income and expenses are not allocated to the individual operating segment when determining segment profit or loss.

Each of the Company’s subsidiaries operates in only one of our two operating segments. The total assets of each segment are comprised of the assets of the subsidiaries operating in that segment. Corporate related assets are included in the Health Information Division.

A summary of segment information as of and for the years ended December 31, 2004 and 2003, is presented below (in thousands.)

	For the year ended December 31, 2004			For the year ended December 31, 2003
	HID	CED	Total	HID	CED	Total
Revenue	$284,275	$43,473	$327,748	$266,610	$33,572	$300,182
Depreciation and Amortization	6,492	2,289	8,781	5,512	1,450	6,962
Operating income	15,017	3,858	18,875	20,684	6,110	26,794
Total assets	$236,858	$38,847	$275,705	$233,445	$21,851	$255,296

Hooper Holmes, Inc. and Subsidiaries

Note 4 — Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities by major security type and class of security at December 31, 2004 and December 31, 2003, was as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
At December 31, 2004
Bank certificates of deposit	$394,000	$0	$(2,121)	$391,879
Government agencies	0	0	(0)	0
Government bonds and notes	5,191,623	0	(7,872)	5,183,751
Corporate debt securities	1,312,988	2	(2,008)	1,310,982

	$6,898,611	$2	$(12,001)	$6,886,612

At December 31, 2003
Bank certificates of deposit	$197,000	$0	$(595)	$196,405
Government agencies	1,561,517	24	(2,574)	1,558,967
Government bonds and notes	10,192,260	2,600	(0)	10,194,860
Corporate debt securities	8,275,042	42,675	(24,617)	8,293,100

	$20,225,819	$45,299	$(27,786)	$20,243,332

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2004 (maturities of mortgage-backed securities and collateralized mortgage obligations have been presented based upon estimated cash flows, assuming no change in the current interest rate environment):

	Amortized Cost	Fair Value
Due within one year	$1,706,988	$1,702,861
Due after one year through five years	501,623	493,751
Due after ten years	4,690,000	4,690,000

	$6,898,611	$6,886,612

Proceeds from the sale of investment securities available-for-sale were $20,411,121 and $38,787,133 for the years ended December 31, 2004 and 2003, respectively. Gross realized gains included in income for the years ended December 31, 2004, 2003 and 2002, were $17,205, $171,238 and $230,172, respectively, and gross realized losses included in income for the years ended December 31, 2004, 2003 and 2002 were $18,508, $55,235 and $41,945, respectively.

Hooper Holmes, Inc. and Subsidiaries

Note 5 — Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss) which refers to those expenses, gains and losses which are excluded from net income as described below:

	Twelve Month Period Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Net income	$10,710,029	$15,846,615	$14,292,543
Other comprehensive income:
Unrealized holding (losses) gains arising during period	(9,480)	(55,946)	40,275
Less: reclassification adjustment for (gains) losses included in net income	783	(69,602)	(114,818)

Net unrealized loss on securities, net of tax	(8,697)	(125,548)	(74,543)

Foreign currency translation	619,197	820,394	33,827

Total other comprehensive income	$11,320,529	$16,541,461	$14,251,827

Accumulated other comprehensive income as reported in the consolidated balance sheet consists of $1,473,418 of foreign currency translation adjustments and $7,199 of unrealized losses, net, at December 31, 2004, and $854,221 of foreign currency translation adjustments and $1,498 of unrealized gains, net, at December 31, 2003.

Note 6 — Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts in the amount of $1,073,284 and $1,102,309 in 2004 and 2003, respectively.

Note 7 — Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31, 2004	December 31, 2003	Estimated Useful Life In Years
Land and improvements	$627,672	$627,672	10 - 20
Building and improvements	6,731,364	5,882,427	10 - 45
Furniture, fixtures and equipment	29,380,788	26,494,735	3 - 10
Total	$36,739,824	$33,004,834

Note 8 — Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the new rules, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 “Business Combinations,” for recognition separate from goodwill. Effective January 1, 2002, the date the Company adopted SFAS 142, the Company reclassified $0.8 million of previously recorded value related to acquired workforce into goodwill and ceased

Hooper Holmes, Inc. and Subsidiaries

amortizing this amount. The Company was also required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments by the end of the first interim period after adoption. For intangible assets identified as having indefinite useful lives, the Company was required to test those intangible assets for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment was measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. The results of this analysis did not require the Company to recognize an impairment loss. The Company performs its annual impairment test each year as of December 31. The Company completed its annual impairment test as of December 31, 2004, 2003 and 2002, and did not have an impairment loss.

During 2004, the Company completed several acquisitions which have resulted in the recognition of $20.1 million of goodwill and $11.1 million of identifiable intangible assets. Intangible assets acquired consist of customer base of $7.8 million, tradenames of $1.8 million, non-competition agreements of $1.3 million and physician network of $0.2 million. Amortization expense related to the acquired intangible assets for the year ended December 31, 2004 was approximately $0.8 million.

All identifiable intangible assets are being amortized over their estimated useful lives, as indicated below. Intangible assets consist of:

(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
At December 31, 2004
Non-Competition agreements	4.4	$11,006	$8,512	$2,494
Referral base	12.9	37,353	9,816	27,537
Contractor network	7.3	6,382	4,978	1,404
Trademarks and tradenames	19.2	4,440	495	3,945

		$59,181	$(23,801)	$35,380

At December 31, 2003
Non-Competition agreements	4.6	$9,734	$(6,729)	$3,005
Referral base	12.4	29,521	(7,002)	22,519
Contractor network	7.3	6,220	(4,455)	1,765
Trademarks and tradenames	18.6	2,617	(289)	2,328

		$48,092	$(18,475)	$29,617

The changes in the carrying amount of goodwill for the year ended December 31, 2004, are as follows:

	HID	CED	Total
Balance as of December 31,2003	$114,873,474	$20,257,270	$135,130,744

Acquisition goodwill	8,450,625	11,655,771	20,106,396
Foreign currency translation adjustment	264,422	—	264,422

Balance as of December 31,2004	$123,588,521	$31,913,041	$155,501,562

The aggregate intangible amortization expense for the years ended December 31, 2004, 2003 and 2002 was approximately $5,326,000, $4,271,000 and $2,944,000, respectively. The estimated acquired intangible amortization expense for the fiscal years ending December 31, 2005 to December 31, 2009 is $5,078,000, $4,321,000, $3,378,000, $2,952,000 and $2,447,000, respectively.

Hooper Holmes, Inc. and Subsidiaries

Note 9 — Investment

On January 31, 2001, the Company entered into a marketing and equity investment agreement with e-Nable Corporation (e-Nable), at a total original cost of $5.0 million. e-Nable provides Internet-based business processing solutions that allow integration of data sources, underwriting intelligence, distribution channels and insurance products. In August 2001, the Company executed a convertible promissory note agreement with e-Nable, to provide additional financing of up to $1.75 million. The Company has no future commitment to contribute additional funds to e-Nable. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments.

During the second quarter of 2002, the Company recorded a 25% write down of the carrying value of its investment in and advances to e-Nable, which resulted in a pre-tax charge of $1.6 million, or $1.0 million after tax. The adjustment was estimated based on an assessment of the fair value of the investment and was primarily the result of the difficulty e-Nable was having in securing additional financing in the capital markets. During the third quarter of 2002, the Company wrote off the entire remaining carrying value of its investment in and advances to e-Nable, which resulted in a pre-tax charge of $5.1 million, or $3.1 million after tax. The adjustment was based on the Company’s conclusion that the decrease in the fair value of the investment was other than temporary, given that e-Nable has been unsuccessful in its attempt to secure additional capital. The Company has no future obligation or intent to fund the operations of e-Nable.

Note 10 — Long Term Debt

On October 29, 1999, the Company entered into a $100 million Amended and Restated Revolving Credit and Term Loan Agreement with three banks. This senior credit facility consists of a $65 million, six-year term loan, and a $35 million, three-year revolving loan, both unsecured. During 2001, the three-year revolving loan expiration date was extended for one year to October 31, 2003. During 2003, the revolving loan expiration date was extended for three years to October 31, 2006. As of December 31, 2004 and 2003, $2.0 million and $3.0 million was outstanding under the term loan, respectively. Principal payments of $1.0 million each are due to be repaid on January 31, 2005 and 2006. The Company has not borrowed under the $35 million revolving loan. There are no additional borrowings available under the original $65 million term loan due to previous borrowings, which have been repaid.

Both the term loan and the revolving loan bear interest at either the prime rate minus ½% to plus ¼% or LIBOR plus ¾% to 1¾%, depending on the ratio of our consolidated funded debt, as defined, to earnings before interest, taxes, depreciation and amortization, or “EBITDA.” As of December 31, 2004 and 2003, interest was payable at effective average annual interest rates of 3.3% and 1.96%, respectively. Either loan can be prepaid without penalty at any time. Also, commitment fees of up to 0.3% of the unused revolving loan are charged, and the agreement contains certain financial covenants related to dividends, fixed charge coverage and funded debt to “EBITDA” ratio, and stock re-purchases.

Hooper Holmes, Inc. and Subsidiaries

Note 11 — Commitments and Contingencies

The Company leases branch field offices under a number of operating leases which expire in various years through 2008. These leases generally contain renewal options and require the Company to pay all executory costs (such as property taxes, maintenance and insurance). The Company also leases telephone, computer and other miscellaneous equipment. These leases also expire in various years through 2008. The following is a schedule of future minimum lease payments for operating leases (with initial or remaining terms in excess of one year) as of December 31, 2004:

Year Ending December 31,
2005	$10,511,810
2006	6,322,925
2007	4,484,455
2008	2,470,625
2009	1,028,972

Total minimum lease payments	$24,818,787

Rental expense under operating leases totaled $15,807,632, $14,149,103 and $13,786,642 in 2004, 2003 and 2002, respectively.

Effective May 23, 2003, the Company entered into an employment agreement with James M. McNamee, the Company’s President and Chief Executive Officer. The employment agreement was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003.

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

Note 12 — Litigation

The Company is party to a number of legal actions arising in the ordinary course of its business. In the opinion of management, the Company has substantial legal defenses and/or insurance coverage with respect to all of its pending legal actions other than as described in Note 12; accordingly, none of these actions is expected to have a material adverse effect on the Company’s liquidity, its results of operations or its consolidated financial position.

On January 25, 2005, Sylvia Gayed, one of the Company’s examiners in California, filed a lawsuit against the Company in the Superior Court of California, Los Angeles County, alleging violations of California’s wage and hour laws. The complaint alleges that the Company failed to pay overtime wages, provide meal and rest periods and reimbursement for expenses incurred in performing examinations. The plaintiff is attempting to have the lawsuit certified as a class action on behalf of other examiners who perform similar work for the Company in California. We currently employ 441 examiners in California and have employed in excess of 1,200 examiners in California over the past 48 months. The Company believes that it has properly paid its California examiners for overtime worked and intends to provide a vigorous defense to this litigation. However, we cannot predict the outcome of this lawsuit.

The Company is aware of allegations that an independent examiner, who billed work through an independent contractor, which in turn billed work through the Company, assaulted certain insurance applicants whom were examined. The examiner did not work for the Company nor was the Company aware that the examiner was performing insurance examinations. The Company reimbursed one of its insurance company clients, which it

Hooper Holmes, Inc. and Subsidiaries

billed for examinations performed by this examiner, for certain legal, consulting and other costs incurred by the client, as well as a portion of any liability that may stem from past examinations performed by the independent examiner. The related costs and estimated liability are accrued at December 31, 2004 and 2003. To date, the Company and its client have settled with four claimants and no claims are pending. The Company expects that the outcome of this matter will not have a material effect on the Company’s consolidated financial position or liquidity.

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

Note 13 — Related Party Transaction

During 2004 we paid approximately $300,000 to Douglas Consulting, a United Kingdom based IT company 100% owned by John L. Spenser, for Information Technology (IT) consulting services provided to our U.K. subsidiary, Medicals Direct Group. Mr. Spenser has been employed by the Medicals Direct Group since before the Medicals Direct Group was acquired by the Company on August 15, 2002. Mr. Spenser was elected an Executive Vice President of Hooper Holmes by the Board of Directors of Hooper Holmes on March 15, 2005.

Note 14 — Income Taxes

Income tax expense is comprised of the following:

(in thousands)	2004	2003	2002
Federal:
Current	$3,558	$9,489	$8,683
Deferred	2,562	(841)	(1,162)

State and local:
Current	710	1,989	1,870
Deferred	601	(185)	(235)

	$7,431	$10,452	$9,156

The following reconciles the “statutory” federal income tax rates to the effective income tax rates:

	2004	2003	2002
Computed “expected” tax expense	35%	35%	35%
Increase (reduction) in tax expense resulting from:
State tax, net of federal benefit	5	5	6
Non-tax deductible amortization of goodwill	—	—	—
Other	1	—	(2)

Effective income tax rate	41%	40%	39%

Hooper Holmes, Inc. and Subsidiaries

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

(in thousands)	2004	2003
Deferred tax assets:
Discontinued operation accruals	$23	$23
Receivable allowance	438	475
Intangible assets	2,556	1,065
Insurance benefits	44	60
Litigation reserve	212	154
Investment loss	2,824	2,690
Other	412	233

	$6,509	$4,700

Deferred tax liabilities:
Accumulated depreciation	(893)	(327)
Acquisition bases adjustment, primarily intangibles	(12,035)	(5,335)
Other		(31)

	(12,928)	(5,693)

Net deferred tax (liability) asset	$(6,419)	$(993)

Deferred tax assets (liabilities) are presented in the consolidated balance sheets at December 31, 2004 as follows: included in other current assets $1,057,000 and deferred income taxes (noncurrent liability) $(7,476,000) and at December 31, 2003, included in other current assets $766,000 and deferred income taxes (noncurrent liability) $(1,759,000).

No valuation allowance has been provided on deferred tax assets since management believes that it is more likely than not that such assets will be realized through the reversal of existing deferred tax liabilities and future taxable income. The amount of the valuation allowance could change in the near term if estimates of taxable income change.

Note 15 — Capital Stock

Authorized Shares — As of December 31, 2004, there are 240,000,000 million shares authorized, of which 67,499,074 are issued.

Stock Repurchase Program — On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $25 million per year. For the years ended December 31, 2003 and 2002, the Company purchased 89,800 and 1,346,000 shares at a total cost of $0.4 million and $8.6 million, respectively. The Company did not purchase any shares during 2004.

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

Hooper Holmes, Inc. and Subsidiaries

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

The Rights Agreement will expire on June 15, 2010. In addition, the Rights may be redeemed for $0.01 per Right on or prior to the tenth day after any person or group acquires 20% or more of the Company’s common stock, thus clearing the way for an acquisition which the Board believes to be in the best interests of the Company and its shareholders.

Stock Purchase Plan — In 1993, the shareholders approved the 1993 Employee Stock Purchase Plan, which provided for granting of purchase rights to all employees, as defined, of up to 2,000,000 shares of Company stock. The plan provided for the purchase of shares on the date 13 months from the grant date (the purchase date). During the period between the grant date and the purchase date, up to 10% of an employee’s compensation was withheld for their purchase. Employees could cancel their purchases at any time during the period without penalty. The purchase price was 95% of the closing common stock price on the grant date. The 1993 plan expired in 2003. In April 2002, the Company made a grant of approximately 66,237 shares and the aggregate purchase price was $550,429; however, the 2002 plan offering terminated in accordance with the plan’s automatic termination provision. In April 2003, the Company made a grant of approximately 114,321 shares and the aggregate purchase price was approximately $528,163. In April 2004, the Company distributed 99,156 shares under the February 2003 grant at an aggregate purchase price of $458,101.

In 2003, the shareholders approved the 2004 Employee Stock Purchase Plan, which provides for granting of purchase rights of up to 2,000,000 shares of Company stock. The terms of this plan are identical to those of the 1993 plan. In February 2004, the Company made a grant of approximately 69,874 shares and the aggregate purchase price was approximately $416,449.

Stock Awards — The Company’s Chairman and President is entitled to receive stock awards based on the attainment of performance goals established for any given year. For the years ended December 31, 2004, 2003 and 2002, no awards were granted.

On January 28, 2003, the Board of Directors passed a resolution to award non-employee directors of the Company up to a maximum of 15,000 shares of the Company’s common stock as compensation. Each director was awarded 5,000 shares on January 31, 2005, 2004 and 2003, which vested immediately. All shares awarded will be restricted under SEC Rule 144, and may not be sold or transferred by the outside director until four years from the date of issue. During the first quarters of 2004 and 2003, the Company expensed the fair value of the 30,000 shares awarded and such amount is included in Selling, general and administrative expenses in the

Hooper Holmes, Inc. and Subsidiaries

consolidated Statement of Income. The total charge was $164,100 and $206,400 for the year ended December 31, of 2003 and 2004, respectively.

Stock Option Plans — The Company’s stockholders approved stock option plans providing for the grant of options exercisable for up to 4,000,000 shares of common stock in 1994 and 1992, 2,400,000 shares in 1997, 2,000,000 shares in 1999 and 3,000,000 shares in 2002, which provide that options may be granted to management. Options are granted at fair value on the dates of the grants and are exercisable as follows: 25% after two years and 25% on each of three anniversary dates thereafter, and terminate after 10 years.

In May 1997, the Company’s stockholders approved the 1997 Director Stock Option Plan for 1,200,000 shares, which provides options exercisable for 200,000 shares of the Company’s common stock to non-employee directors. The options were granted at fair value on the date of the grant, and are exercisable in five equal annual installments beginning on the first anniversary of the date of the grant. The Company currently has six non-employee directors.

Also in May 1997, the Company’s stockholders approved the CEO Stock Option Agreement, which provides options to the Chief Executive Officer to acquire 800,000 shares of common stock, at an exercise price equal to the fair value at the date of grant. However, unvested options became immediately exercisable in 1999 because two performance-related conditions were met: (a) the Company’s earnings per share were at least $.18 for the year ended December 31, 1998, and (b) the Company’s closing stock price was at least $3.75 per share for a consecutive 30-day period during the six months ended June 30, 1999.

The following table summarizes stock option activity:

	Under Option
	Shares Available for Grant	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2001	639,008	9,745,800	$4.86
Authorized	2,660,792	—	—
Granted	(1,133,600)	1,133,600	6.13
Exercised	—	(1,469,100)	1.74
Cancelled	126,950	(126,950)	7.39

Balance, December 31, 2002	2,293,150	9,283,350	$5.47
Authorized	(16,000)	—	—
Granted	(2,028,600)	2,028,600	5.08
Exercised	—	(151,800)	2.87
Cancelled	230,025	(230,025)	6.72

Balance, December 31, 2003	478,575	10,930,125	$5.41
Authorized	(22,700)	—	—
Granted	(50,000)	50,000	7.22
Exercised	—	(235,000)	1.21
Cancelled	221,275	(221,275)	6.95

Balance, December 31, 2004	627,150	10,523,850	5.48

The weighted average fair value per stock option granted was $3.71 for the 2004 options, $3.11 for the 2003 options, and $3.01 for the 2002 options.

Hooper Holmes, Inc. and Subsidiaries

The following table summarizes information concerning options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
$ .98–$ 1.87	623,700.7		$1.00	623,700	$1.00
2.03– 3.69	3,176,700	2.3	2.40	3,176,700	2.40
5.02– 7.22	5,274,550	6.6	6.06	2,141,401	6.64
$10.76–$12.88	1,448,900	5.2	12.05	1,165,150	12.36

	10,523,850	5.6	$5.48	7,106,951	$5.19

Note 16 — 401k Savings and Retirement Plan

This plan is available to all employees with at least one year of service of greater than 1,000 hours of employment, and is administered by ING/ReliaStar Financial Corporation. The Company matches 25% of the first 10% of employee salary contributions. The Company’s charge to expense for 2004, 2003 and 2002 was $463,607, $453,000 and $432,000, respectively. The Company’s common stock is not an investment option to employees participating in the 401k savings and retirement plan.

Note 17 — Subsequent Events (Unaudited)

On January 31, 2005, the Board of Directors of Hooper Holmes, Inc. (the “Company”) accelerated the vesting of all of the Company’s unvested stock options awarded to officers and employees under the 1992, 1994, 1997 and 1999 Stock Option Plans, all of which have an exercise price greater than $5.05, the closing price of the Company’s common stock on the American Stock Exchange on January 31, 2005. As a result of the acceleration, options to acquire approximately 1.6 million shares (with exercise prices ranging from $5.47 to $10.76), of the Company’s common stock which otherwise would have vested from time to time over the next 48 months, became immediately exercisable.

The Board’s decision to accelerate the vesting of these options was in response to a review of the Company’s long term incentive compensation programs in light of changes in market practices and recently issued changes in accounting rules resulting from the issuance by the Financial Accounting Standard Board of Statement of Financial Accounting Standard No. 123 (revised 2004) (“FASB No. 123R”), “Share Based Payment,” which the Company is required to adopt effective July 1, 2005. FASB No. 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Management believes that accelerating the vesting of these options prior to the adoption of FASB No. 123R, will result in the Company not being required to recognize compensation expense in 2005 in the amount of $375,000 (after-tax) or in subsequent years through 2007 of $464,000 (after-tax).

Quarterly Financial Data (Unaudited)

(dollars in thousands, except per share data)

				Per Share of Common Stock Net Income
Quarter	Revenues	Gross profit	Net Income	Basic	Diluted
2004
Fourth	$82,467	$22,645	$1,910	$.03	$.03
Third	82,446	23,285	2,350.03		.03
Second	82,842	23,072	3,369.05		.05
First	79,993	22,845	3,081.05		.05

Total	$327,748	$91,847	$10,710	$.16	$.16

2003
Fourth	$75,609	$20,779	$2,781	$.04	$.04
Third	73,552	20,612	3,313.05		.05
Second	76,170	22,331	5,095.08		.08
First	74,850	22,751	4,658.07		.07

Total	$300,181	$86,473	$15,847	$.24	$.24

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report. Disclosure controls and procedures are defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) to mean controls and other procedures that are designed to ensure that information required to be disclosed by an SEC-reporting company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, except as described below, our disclosure controls and procedures were effective as of December 31, 2004.

Although the Company has undertaken to file ownership reports on behalf of the officers and directors of the Company subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act, we have determined that these reports have not been filed with respect to option grants. While information regarding the grant of options to our directors and officers has been reflected in (or incorporated by reference to the proxy statement relating to our annual meeting of shareholders) in each of our annual reports on Form 10-K for the prior years during which such options were granted, we have not disclosed the failure to file such Section 16 reports, as we were and are required to do in accordance with the SEC’s reporting requirements (specifically, Item 405 of Regulation S-K). We are in the process of identifying all option grants for which Section 16 reports should have been but, as yet, have not been filed, and taking corrective action.

Based upon changes being made to our disclosure controls and procedures with respect to the Section 16 reporting obligations of our officers and directors, our principal executive officer and principal financial officer believe that, as of the filing date of this annual report on Form 10-K, our disclosure controls and procedures are reasonably designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. The officer certifications should be read in conjunction this Item 9A for a more complete understanding of the topics presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our internal control system was designed to provide reasonable assurance to our management and our Board of Directors regarding the preparation and fair presentation of our consolidated financial statements. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

There are inherent limitations to the effectiveness of any internal control system. An internal control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with the policies and procedures may deteriorate.

KPMG LLP, an independent registered public accounting firm which audited our consolidated financial statements, has issued an attestation report on management’s assessment of our internal control over financial reporting as of December 31, 2004. KPMG’s attestation report on management’s assessment of our internal control over financial reporting is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we have developed and implemented policies and procedures designed to remedy the significant deficiencies identified in our Form 10-Q for our third fiscal quarter dated November 9, 2004.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Information contained under the captions “Nominees for Directors,” “Directors Continuing in Office,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2005 is incorporated herein by reference.

ITEM 11.	Executive Compensation

Information contained under the captions “Compensation of Executive Officers,” “Compensation of Directors,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “Equity Compensation Plan Information,” “Report of the Executive Compensation Committee” and “Employment Contracts and Change-in-Control Arrangements” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2005 is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information contained under the captions “Equity Compensation Plan Information” and “Stock Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2005 is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions

Information contained under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2005 is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information appearing under the caption “Ratification of Selection of Auditors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2005, is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	(1) The following financial statements and independent auditors’ report are included in the

Registrant’s 2004 Annual Report to Shareholders.
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2004 and 2003
Consolidated Statements of Income — Years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows — Years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

(2) The following financial statement schedules are included in the report:

Schedule II – Valuation of Qualifying Accounts

Schedules other than those listed above are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(3) Exhibits included herein

(b)	EXHIBIT

3.1	Restated Certificate of Incorporation of Hooper Holmes, Inc., as amended (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of Hooper Holmes, Inc. (2)

3.3	Bylaws of Hooper Holmes, Inc., as amended (3)

4.1	Rights Agreement between Hooper Holmes, Inc. and First City Transfer Company (4)

4.2	Amendment to Rights Agreement (5)

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(3)	Incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(4)	Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 10-K for the fiscal year ended December 31, 2000.

(5)	Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 10-K for the fiscal year ended December 31, 2002.

10.1	Employment Agreement by and between Hooper Holmes, Inc., and James M. McNamee (6)

10.2	Form of Indemnification Agreement (7)

10.3	Hooper Holmes, Inc. 1992 Stock Option Plan as amended (8)

10.4	Employee Stock Purchase Plan (1993) of Hooper Holmes, Inc., as amended (9)

10.5	Hooper Holmes, Inc. 1994 Stock Option Plan (10)

10.6	Amended and Restated Revolving Credit and Term Loan Agreement between Hooper Holmes, Inc. and First Union National Bank and Fleet Bank, N.A. (11)

10.7	CEO Stock Option Agreement (12)

10.8	1997 Stock Option Plan (13)

10.9	1997 Director Option Plan (14)

10.10	Employee Retention Agreement by and between Hooper Holmes, Inc. and Executive Officers of Hooper Holmes, Inc. (15)

10.11	1999 Stock Option Plan (16)

10.12	2002 Stock Option Plan (17)

10.13	Amendment to Amended and Restated Credit Agreement (Second) Between Hooper Holmes, Inc. and Wachovia Bank, National Association, Fleet National Bank and Brown Brothers Harriman & Co. (18)

10.14	Stock Purchase Plan (2004) of Hooper Holmes, Inc. (19)

14	Hooper Holmes, Inc. Code of Conduct and Ethics (20)

21	Subsidiaries of Hooper Holmes, Inc.

23	Consent of Independent Registered Public Accounting Firm

24	Power of attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(6)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2003.

(7)	Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31,1990.

(8)	Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31,1992.

(9)	Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(10)	Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31,1994.

(11)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 1999.

(12)	Incorporated by reference to Attachment to the Company’s Proxy Statement for the Annual Meeting of Shareholders held on May 27, 1997.

(13)	Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(14)	Incorporated by reference to Exhibit 10.11 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(15)	Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31,1996.

(16)	Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(17)	Incorporated by reference to Attachment to the Company’s Proxy Statement for the Annual Meeting of Shareholders held on May 21, 2002.

(18)	Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(19)	Incorporated by reference to Attachment to the Company’s Proxy Statement for the Annual Meeting of Shareholders held on May 20, 2003.

(20)	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Schedule II

Hooper Holmes, Inc and Subsidiaries

Valuation of Qualifying Accounts

For the Three Years Ended December 31, 2004

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year ended December 31, 2004
Reserves and allowances
Accounts receivable allowance	$1,102,309	$0	$29,025	$1,073,284

Year ended December 31, 2003
Reserves and allowances
Accounts receivable allowance	$1,020,569	$0	$(81,740)	$1,102,309

Year ended December 31, 2002
Reserves and allowances
Accounts receivable allowance	$933,961	$175,000	$88,392	$1,020,569

(1)	Represents accounts receivable write-offs, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOPER HOLMES, INC. (Registrant)

/s/ James M. McNamee
By:	James M. McNamee President & CEO

Date:	March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ James M. McNamee James M. McNamee	Director President & CEO	Date: March 31, 2005

* Benjamin A. Currier	Director	Date: March 31, 2005

* Quentin J. Kennedy	Director	Date: March 31, 2005

* Kenneth R. Rossano	Director	Date: March 31, 2005

* Elaine Rigolosi	Director	Date: March 31, 2005

* Leslie Hudson	Director	Date: March 31, 2005

* Roy E. Lowrance	Director	Date: March 31, 2005

* G. Earle Wight	Director	Date: March 31, 2005

/s/ Fred Lash Fred Lash	Senior V.P., Treasurer and Chief Financial and Accounting Officer	Date: March 31, 2005

*	James M. McNamee, by signing his name hereto, does hereby sign this report for the persons before whose printed name an asterisk appears, pursuant to the power of attorney duly executed by such person and filed as Exhibit 24 hereto with the Securities and Exchange Commission.

/s/ James M. McNamee
James M. McNamee