Form 10-Q
period 2005-03-31
HOOPER HOLMES INC
filed 2005-05-10
CIK 741815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2005
Common stock, $.04 par value	65,250,479

HOOPER HOLMES, INC. AND SUBSIDIARIES

Hooper Holmes, Inc.

Consolidated Balance Sheets

(unaudited; in thousands)

	03/31/2005	12/31/2004
ASSETS
Current assets:
Cash and cash equivalents	$11,968	$16,973
Marketable securities	6,179	6,886
Accounts receivable, net	49,188	42,001
Other current assets	7,082	7,242

Total current assets	74,417	73,102

Property, plant and equipment:
Land and land improvements	628	628
Building	4,988	4,988
Furniture, fixtures and equipment	29,818	29,381
Leasehold improvements	1,733	1,743

Total property, plant and equipment	37,167	36,740
Less: Accumulated depreciation and amortization	26,087	25,540

Property, plant and equipment, net	11,080	11,200

Goodwill	155,422	155,502
Intangible assets	34,063	35,380
Other assets	703	521

Total assets	$275,685	$275,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,062	$1,067
Accounts payable	14,628	14,701
Accrued expenses:
Salaries, wages and fees	1,047	1,105
Income taxes payable	3,764	2,512
Other	14,073	15,453

Total current liabilities	34,574	34,838

Long term debt, less current maturities	—	1,000
Other long term liabilities	3,848	3,881
Deferred income taxes	7,301	7,475
Minority interest	260	254

Stockholders’ equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 67,499,074 in 2005 and 2004.	2,700	2,700
Additional paid-in capital	125,919	126,086
Accumulated other comprehensive income	1,306	1,466
Retained earnings	116,821	115,424

	246,746	245,676
Less: Treasury stock at cost (2,248,595 shares in 2005 and 2,297,995 shares in 2004)	17,044	17,419

Total stockholders’ equity	229,702	228,257

Total liabilities and stockholders’ equity	$275,685	$275,705

See accompanying notes to unaudited consolidated financial statements.

Hooper Holmes, Inc.

Consolidated Statements Of Income

(unaudited; in thousands, except share and per share amounts)

	Three months ended March 31,
	2005	2004
Revenues	$82,505	$79,993
Cost of operations	58,846	57,148

Gross profit	23,659	22,845
Selling, general and administrative expenses	19,460	17,793

Operating income	4,199	5,052
Other income (expense):
Interest expense	(180)	(148)
Interest income	47	105
Other expense, net	(95)	(123)

	(228)	(166)

Income before income taxes	3,971	4,886
Income taxes	1,595	1,805

Net income	$2,376	$3,081

Earnings per share:
Basic	0.04	0.05
Diluted	$0.04	$0.05

Weighted average shares - basic	65,238,859	64,876,031
Weighted average shares - diluted	66,455,731	66,747,322

See accompanying notes to unaudited consolidated financial statements.

Hooper Holmes, Inc.

Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$2,376	$3,081
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,178	1,934
Deferred tax benefit	(174)	(84)
Net realized loss on marketable securities available for sale	9	2
Issuance of stock awards	151	206
Loss on sale of fixed assets	29	0
Change in assets and liabilities:
Accounts receivable	(7,139)	(4,840)
Other current assets	(33)	148
Accounts payable and accrued expenses	(281)	(97)

Net cash (used in) provided by operating activities	(2,884)	350

Cash flows from investing activities:
Purchases of marketable securities	(1,108)	(2,405)
Redemptions of marketable securities	1,812	5,695
Business acquisition, net of cash acquired	0	(10,947)
Capital expenditures	(719)	(515)

Net cash used in investing activities	(15)	(8,172)

Cash flows from financing activities:
Principal payments on long term debt	(1,005)	(1,160)
Proceeds related to the exercise of stock options	24	75
Dividends paid	(979)	(973)

Net cash used in financing activities	(1,960)	(2,058)

Effect of exchange rate changes on cash	(147)	36

Net decrease in cash and cash equivalents	(5,006)	(9,844)
Cash and cash equivalents at beginning of year	16,973	28,291

Cash and cash equivalents at end of period	$11,967	$18,447

Supplemental disclosure of non-cash investing activity
Change in net unrealized gain on marketable secutiries available for sale	$10	$1

Supplemental disclosure of cash flow information
Cash paid during the quarter for:
Interest	$72	$63
Income taxes	$397	$208

HOOPER HOLMES, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2005

Note 1: Basis of Presentation

The financial information included herein is unaudited however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the management of Hooper Holmes, Inc. (the “Company”) necessary for a fair statement of results for the interim periods.

The unaudited interim consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2004 annual report on Form 10-K.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Certain amounts in the quarter ending March 31, 2004 consolidated financial statements have been reclassified to conform with the 2005 financial statement presentation. The company has reclassified certain auction rate securities for which interest rates reset in less than 90 days, but for which the maturity date is longer than 90 days. The Company previously followed the common practice of classifying its investment in auction rate securities as cash and cash equivalents on the Company’s consolidated balance sheet. It was determined that these instruments are marketable securities and therefore, the Company has made a reclassification to its consolidated Statements of Cash Flows in order to conform to the current year’s presentation. The reclassification resulted in a net increase of approximately $.06 million in cash used in investing activities. Net cash used in investing activities resulted from an increase in purchases of marketable securities.

Note 2: Earnings Per Share

“Basic” earnings per share equals net income divided by the weighted average common shares outstanding during the period. “Diluted” earnings per share equals net income divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. Common stock equivalents (1,216,872 and 1,871,291 for the three months ended March 31, 2005 and 2004, respectively) are shares to be issued upon the exercise of outstanding stock options.

Options to purchase 6,650,325 and 3,839,925 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2005 and 2004, respectively, because their exercise prices exceeded the average market price of outstanding common shares for the period and were, therefore, antidilutive.

Note 3: Stock-Based Compensation

The Company has stock-based employee compensation plans. The Company applies the intrinsic value based method of accounting for stock options prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS No. 123, “Accounting for Stock-Based Compensation, (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to adopt the disclosure requirements of SFAS No. 123 and SFAS No. 148. No stock-based compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31
(thousands of dollars, except per share data)	2005	2004
Net income, as reported	$2,376	$3,081
Add: Stock based employee compensation expense included in reported net income, net of related tax effect	91	124
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,422	579

Pro forma net income	$1,045	$2,626

Earnings per share:
Basic, as reported	$.02	$.05
Basic, pro forma	$.02	$.04
Diluted, as reported	$.02	$.05
Diluted, pro forma	$.02	$.04

During the first quarter of 2004, the Company granted options exercisable for a total of 50,000 shares, with exercise prices equal to the fair market value of such stock at date of grant. There were no stock option grants during the quarter ended March 31, 2005. The fair value of each stock option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31, 2004
Expected Life (in years)	7.0
Expected Volatility	51.35%
Expected Dividend Yield	0.82%
Risk-free Interest Rate	3.25%
Weighted Average Fair Value	$3.71

As previously reported in the Company’s annual report on Form 10-K, on January 31, 2005, the Board of Directors of the Company accelerated the vesting of all of the Company’s unvested stock options awarded to officers and employees under its 1992, 1994, 1997 and 1999 Stock Option Plans, all of which had an exercise price greater than $5.05, the closing price of the Company’s common stock on the American Stock Exchange on January 31, 2005. As a result of the acceleration, options to acquire approximately 1.6 million shares (with exercise prices ranging from $5.47 to $10.76), of the Company’s common stock, which otherwise would have vested from time to time over the next 48 months, became immediately exercisable.

The Board’s decision to accelerate the vesting of these options was in response to a review of the Company’s long term incentive compensation programs in light of changes in market practices and recently issued changes in accounting rules resulting from the issuance by the Financial Accounting Standard Board of Statement of Financial Accounting Standard No. 123 (revised 2004) (“FASB No. 123R”), “Share Based Payment,” which the Company is required to implement effective at the beginning of its first quarter in 2006. FASB No. 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005. Management believes that accelerating the vesting of these options prior to the adoption of FASB No. 123R will result in the Company not being required to recognize compensation expense in 2006 in the amount of $362 (after-tax) or in subsequent years through 2008 of $102, (after tax).

On January 28, 2003, the Board of Directors passed a resolution to award each non-employee director of the Company up to a maximum of 15,000 shares of the Company’s common stock as compensation. Each non-employee director was awarded 5,000 shares on January 31, 2003, 2004 and 2005, which vested immediately. All shares awarded are restricted securities within the meaning of Rule 144 promulgated under the Securities Act of 1933, and may not be sold or transferred by the non-employee director until four years from the date of issue. During the first quarter of 2003, 2004 and 2005 the Company expensed the fair value of the 30,000 shares awarded to its non-employee directors on January 2003, 2004 and 2005 and such amount is included in Selling, General and Administrative expense in the consolidated Statements of Income. The total charges were $164, $206, and $152 thousand, respectively.

Note 4: Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss) which refers to those revenues, expenses, gains and losses which are excluded from net income. Other comprehensive income includes unrealized gains and losses on marketable securities classified as available-for-sale and the effects of foreign currency translation adjustments.

	Three Month Period Ended
(in thousands)	March 31, 2005	March 31, 2004
Net Income	$2,376	$3,081
Other comprehensive income:
Unrealized holding gains (losses) on marketable securities arising during period	1	(11)
Less: reclassification adjustment for (gains) losses included in net income	5	1

Net unrealized gain (loss) on securities	6	(10)

Foreign currency translation	(166)	201

Total comprehensive income	$2,216	$3,272

Note 5: Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities by major security type and class of security at March 31, 2005 and December 31, 2004, were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Losses	Fair Value
At March 31, 2005
Bank certificates of deposit	$491	$0	$(2)	$489
Government agencies	0	0	0	0
Government bonds & notes	5,690	0	0	5,690
Corporate debt securities	0	0	0	0

Total	$6,181	$0	$(2)	$6,179

At December 31, 2004
Bank certificates of deposit	$394	$0	$(2)	$392
Government agencies	0	0	0	0
Government bonds & notes	5,191	0	(8)	5,183
Corporate debt securities	1,313	0	(2)	1,311

Total	$6,898	$0	$(12)	$6,886

Maturities of debt securities classified as available-for-sale were as follows at March 31, 2005 (maturities of mortgage-backed securities and collateralized mortgage obligations have been presented based upon estimated cash flows, assuming no change in the current interest rate environment):

(in thousands)	Amortized Cost	Fair Value
Due within one year	$3,491	$3,489
Due after one year through five years	2,690	2,690

	$6,181	$6,179

Proceeds from the sale of investment securities available-for-sale were $1.8 million in the three months ended Match 31, 2005 and $5.7 million for the year ended December 31, 2004. Gross realized gains, which were included in income, in the three months ended March 31, 2005 and 2004 were $0 and $13 thousand respectively, and gross realized losses, which were included in income, in the three months ended March 31, 2005 and 2004 were $9 thousand and $15 thousand respectively.

Note 6: Capital Stock

The net tax benefit derived from the exercise of stock options was $ 0.03 million and $0.1 million for the three months ended March 31, 2005 and 2004, respectively. Options exercised for the three months ended March 31, 2005 and 2004 totaled 19,400 shares and 41,200 shares, respectively, all of which were issued from treasury stock.

On May 30, 2000, the Board of Directors adopted a resolution authorizing the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $25 million. The Company did not purchase any treasury shares during the three months ended March 31, 2005 and 2004. The Boards resolution was superseded on April 27, 2005 when the Board of Directors authorized the repurchase of between 1.0 and 1.5 million shares of the Company’s common stock in any calendar year. Shares may be repurchased in open market purchases or through privately negotiated transactions. All share repurchases will be made in compliance with applicable rules and regulations and may be discontinued at any time.

Note 7: Goodwill and Intangible Assets

All identifiable intangible assets are being amortized over their estimated useful lives, as indicated below. Intangible assets consist of:

(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
At March 31, 2005
Non-Competition agreements	4.4	$11,006	$(8,856)	$2,150
Referral base	12.9	37,353	(10,599)	26,754
Contractor Network	7.3	6,382	(5,109)	1,273
Trademarks and tradenames	19.2	4,440	(554)	3,886

		$59,181	$(25,118)	$34,063

At December 31, 2004
Non-Competition agreements	4.4	11,006	(8,512)	2,494
Referral base	12.9	37,353	(9,816)	27,537
Contractor Network	7.3	6,382	(4,978)	1,404
Trademarks and tradenames	19.2	4,440	(495)	3,945

		$59,181	$(23,801)	$35,380

The changes in the carrying amount of goodwill for the three months ended March 31, 2005, including a breakdown by the Company’s two segments, the Health Information Division (“HID”) and the Claims Evaluation Division (“CED”), are reflected below:

(in thousands)	HID	CED	Total
Balance as of December 31, 2004	$123,589	$31,913	$155,502
Acquisitions	5	—	5
Foreign currency translation adjustment	(85)	—	(85)

Balance as of March 31, 2005	$123,509	$31,913	$155,422

The aggregate amortization expense for intangible assets for the three months ended March 31, 2005 and 2004, was approximately $1,211 and $1,242 respectively. The estimated intangible amortization expense for the fiscal years ending December 31, 2005 to December 31, 2009 is $5,091, $4,317, $3,394, $2,955 and $2,450 respectively.

Note 8: Commitments and Contingencies

On January 25, 2005 Sylvia Gayed, one of the Company’s examiners in California, filed a lawsuit against the Company in the Superior Court of California, Los Angeles County, alleging violations of California’s wage and hour laws. The complaint alleges that the Company failed to pay overtime wages, provide meal and rest periods and reimbursement for expenses incurred in performing examinations. The plaintiff is attempting to have the lawsuit certified as a class action on behalf of other examiners who perform similar work for the Company in California. We currently employ 441 examiners in California and have employed in excess of 1,200 examiners in California over the past 48 months. The Company believes that it has properly paid its California examiners for overtime worked and intends to provide a vigorous defense to the litigation. However, we cannot predict the outcome of the lawsuit.

The Company is aware of allegations that an independent examiner, who billed work through an independent contractor, which in turn billed work through the Company, assaulted certain insurance applicants in the course of conducting examinations. The examiner did not work for the Company nor was the Company aware that the examiner was performing examinations. The Company has agreed to reimburse one of its insurance company clients, which it billed for examinations performed by this examiner, for certain legal, consulting and other costs incurred by the client, as well as an apportionment of any liability that may stem from examinations performed by the independent examiner. The related costs and estimated liability were accrued in 2003 and increased in the third quarter of 2004. To date, the Company and its client have settled with four claimants and no additional claims are pending. The Company expects that the outcome of this matter will not have a material effect on the Company’s consolidated financial position or liquidity.

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

The Company has employment retention contracts with certain executive officers of the Company for a two-year period from the date a change in control occurs as further defined in the contracts.

Note 9: Operating Segments

The Company has two reportable operating segments: the Health Information Division (HID) and the Claims Evaluation Division (CED). The HID segment provides a full range of paramedical and underwriting services to the life insurance industry in the U.S. and the United Kingdom. The CED segment provides independent medical examinations (IME) and case-management services primarily for property and casualty insurers and claims reviewers.

The segments’ accounting policies are the same as those described in the summary of significant accounting policies discussed in the Company’s 2004 annual report on Form 10-K except that interest expense and non-operating income and expenses are not allocated to the individual operating segment when determining segment profit or loss.

Each of the Company’s subsidiaries operates in only one of our two operating segments. The total assets of each segment are comprised of the assets of the subsidiaries operating in that segment. Corporate related assets are included in the Health Information Division.

A summary of segment information as of and for the three month periods ended March 31, 2005 and 2004 is presented below (in thousands).

	As of and for the Three months ended March 31, 2005			As of and for the Three months ended March 31, 2004
	HID	CED	Total	HID	CED	Total
Revenue	$71,924	$10,581	$82,505	$70,272	$9,721	$79,993
Operating Income	$3,469	$730	$4,199	$4,541	$511	$5,052
Total Assets	$232,488	$43,197	$275,685	$230,846	$26,690	$257,536
Depreciation/Amortization	$1,525	$653	$2,178	$1,444	$490	$1,934

Note 10: Acquisitions and Dispositions

During the first quarter of 2005, the Company’s Heritage Labs subsidiary purchased specific inventory, fixed assets and a lab process specific to hemoglobin testing from Matria Women’s and Children’s Healthcare Inc.

The total purchase price of this transaction was $32 thousand. The purchase price was allocated to inventory and fixed assets.

Note 11: Recently Issued Accounting Standards

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This interpretation states that the term “conditional asset retirement obligation” as used in paragraph A23 of SFAS No 143 refers to a legal obligation to perform an asset retirement in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement obligation is unconditional even though uncertainty exists about the timing and/or method of settlement. The effective date for adopting this interpretation is no later than the end of fiscal years ending after December 15, 2005. The Company is currently in the process of determining the impact of FIN 47, if any, on its financial condition, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. As a result of a rule amendment adopted by the SEC in April 2005, the Company is required to implement SFAS No. 123R at the beginning of its 2006 fiscal year. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and the expected effect on the Company including, among other items, reviewing compensation strategies related to stock-based awards, selecting an option pricing model and determining the transition method.

In December 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2), in response to the American Jobs Creation Act of 2004 which was signed into law in October 2004 and which provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined). Based on the Company’s decision to reinvest rather than repatriate the unremitted foreign earnings of the current year and prior years, the application of FSP 109-2 did not affect income tax expense in the period of enactment or any related disclosures.

Note 12: Long-Term Debt

On October 29, 1999, the Company entered into a $100 million Amended and Restated Revolving Credit and Term Loan Agreement with three banks. This senior credit facility consists of a $65 million six-year term loan and a $35 million three-year revolving loan, both unsecured. During 2001, the three-year revolving loan expiration date was extended for one year to October 31, 2003. During 2003, the revolving loan expiration date was extended for three years to October 31, 2006. There are no borrowings outstanding against the revolving loan at March 31, 2005. There are no additional borrowings available under the original $65 million term loan due to previous borrowings which have been repaid. As of March 31, 2005, $1.0 million is outstanding against the term loan. A principal payment of $1.0 million is due to be repaid on January 31, 2006. The Company has not borrowed under the $35 million revolving loan.

Both the term loan and the revolving loan bear interest at either the prime rate minus ½% or LIBOR plus ¾% to 1¾%, depending on the ratio of our consolidated funded debt, as defined, to earnings before interest, taxes, depreciation and amortization, or “EBITDA.” As of March 31, 2005, interest was payable at an effective average annual interest rate of 3.41%. Either loan can be prepaid without penalty at any time. Commitment fees of up to 0.3% of the unused revolving loan are charged. The agreement contains the following financial covenants:

•	dividends are limited to 50% of the Company’s average quarterly net income;

•	the Company’s Consolidated Fixed Charge Coverage Ratio must be no less than 1.50 to 1.00, measured on a trailing four quarter basis;

•	the Company’s Consolidated Funded Debt to EBITDA Ratio must not at any time exceed 2.75 to 1.00 measured on a trailing four quarter basis; and

•	the Company is not permitted to purchase treasury stock for an aggregate purchase in excess of $25 million for the period from October 30, 2003 to October 31, 2006.

As of March 31, 2005, the Company was in compliance with all financial covenants.

Note 13: Restructuring

During the first quarter of 2005, the Company recorded a pretax restructuring charge of approximately $1.0 million ($0.6 million after tax). During the first quarter of 2005, the Company paid $0.5 million in connection with the restructuring.

The charge related to certain employee terminations and branch office closures that occurred in the first quarter of 2005. The Company is likely to incur additional charges of this type in subsequent quarters in 2005.

Note 14: Related Party Transaction

During the first quarter of 2005, we paid approximately $47 thousand to Douglas Consulting, a United Kingdom-based IT company 100% owned by John L. Spenser, an Executive Vice President of the Company, for information technology (IT) consulting services provided to our U.K. subsidiary, Medicals Direct Group.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created by this legislation.

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

Our annual report or Form 10-K should be read in conjunction with this quarterly report on Form 10-Q. The “Risk Factors” section of the 10-K addresses some of the important risk factors that are affecting or may affect our business, results of operations and financial condition. These risk factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors not identified could also have material adverse effects on our future results.

The forward-looking statements included in this quarterly report are made as of the date of this report. Other than as required by law, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect events or circumstances that subsequently occur or of which we hereafter become aware.

Overview:

Hooper Holmes, Inc. and its subsidiaries currently engage in two principal businesses, which are operated as distinct business divisions:

•	Our Health Information Division, which we formerly referred to as the Health Information Business Unit or HIBU, is one of the leading providers of outsourced risk assessment services to the life and health insurance industry. The risk assessment services that we provide include:

•	our Portamedic business, which involves the arranging of paramedical and medical examinations (including blood and urine specimen collection), primarily in connection with insurance carriers’ processing and evaluation of the risks associated with underwriting insurance policies (mainly life insurance policies);

•	under the Infolink name, tele-underwriting, telephone personal health interviews and medical records retrieval; and

•	through our wholly-owned subsidiary, Heritage Labs, the processing of specimens obtained in connection with our paramedical examinations, as well as the specimens provided by third-party health information service providers.

This collective information assists the insurance carriers in evaluating mortality and morbidity risks of the applicants they process.

•	Our Claims Evaluation Division, which we formerly referred to as the Diversified Business Unit, provides medical claims services to insurance adjusters for use in processing accident claims, primarily on behalf of property and casualty insurance carriers. The core activity of the businesses comprising the Claims Evaluation Division consists of arranging for independent medical exams (IMEs) for the purpose of determining the nature, source and extent of injury.

Over the course of its 100+ year history, the Company has had diversified businesses, but since the sale of a segment in 1995 our sole business had been that conducted by the Health Information Division. In August 2002, we determined to expand that business geographically by acquiring Medicals Direct Group, a company based in the United Kingdom that provides paramedical examinations (referred to as “screenings” in the U.K.) and underwriting services to the life insurance industry, medical services through company-operated clinics, and medical reports to the legal profession. This acquisition afforded us the opportunity to enter the U.K. insurance market and potentially expand into insurance markets throughout Europe, though our preliminary research suggests that the life insurance markets in Europe are in a very early stage of formation relative to what such markets may need by way of medical underwriting services. In 2003, we enhanced our presence in the United Kingdom through Medicals Direct Group’s acquisition of three complimentary companies, which increased its market share in the United Kingdom and enhanced its screenings and general medicals businesses. In 2004, Medicals Direct Group completed two additional acquisitions to expand its services being provided to the legal profession.

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

In early 2005, the Company launched the Portamedic Direct initiative intended to aggressively pursue a portion of the market for paramedical examination services which is largely performed by contractor affiliate operations complementary to our company owned branches.

Our Claims Evaluation Division is the result of our implementation of a plan, formulated in 2001 and 2002, to diversify into a second major segment of business, in part to address what our management anticipated would be a continued worsening of the market conditions affecting our Health Information Division. In October 2002, we made the first of four acquisitions in the automobile no-fault and workers’ compensation industries by acquiring D&D Associates. D&D is a New York-based IME company which provides case management services primarily to property and casualty insurance companies in the New York City metropolitan area. The D&D acquisition represented our initial entry into the IME market, and furthered our strategy of acquiring businesses that complemented our existing health information business. In October 2003, we acquired Medimax, Inc., a provider of IMEs and functional capacity evaluations for workers’ compensation, disability and no-fault customers, primarily in Pennsylvania and New Jersey. In January 2004, we acquired Allegiance Health, Inc., a provider of IMEs, peer reviews and closely related services to the automobile no-fault insurance market in New York, and IMEs in connection with worker’s compensation claims in New York. In May 2004, we acquired Michigan Evaluation Group, which provides IMEs in Michigan to workers’ compensation and no-fault auto claims handlers. Together, D&D, Medimax, Allegiance Health and Michigan Evaluation Group constitute our Claims Evaluation Division.

Our management, in evaluating the Company’s operating performance and financial condition, focuses on:

•	our development of value added services;

•	our success in retaining and expanding the share of a client’s business we enjoy;

•	our success in securing additional clients;

•	our ability to deliver a superior service to our customers, at the lowest price;

•	certain performance criteria, which includes actual performance to budget;

•	maintaining proper expense levels relative to business volume.

Management has focused on the need for a superior service at the lowest possible price since the insurance industry has evolved to one which is very price sensitive. Our business plan requires that costs must be controlled to insure favorable pricing to our customers and to maintain satisfactory margins.

In our Health Information Division (HID) segment, we service most of the major insurance companies in the U.S. and therefore our objective is to expand our share of their books of business, and hence our market share. We expect to successfully execute this plan by continuing to expand our service to the life insurance industry. This includes our most recently acquired capabilities in underwriting services for our clients. Major life insurers have been reducing costs as well, and the size and capacity of underwriting departments is noticeably reduced. Our U.K. subsidiary has been performing outsourced underwriting services for several years as has the recently acquired Mid-America Agency Service (MAAS). One goal for 2005 is to secure more U.S. based outsourced underwriting, and use of our resources at MAAS are a primary driver of this initiative. Combining this initiative with our existing Portamedic and Heritage Labs services should result in applications for life insurance policies being issued more promptly, thereby significantly benefiting our clients.

In our Claims Evaluation Division Unit (CED) segment, our strategy is to expand into key states to form a foundation of strong business units in both automobile no-fault insurance and workers compensation markets. If successful, this will permit the Company to expand organically in the future. With respect to our CED assets, our strategy is to become a unified national provider of outsourced independent medical examination services while retaining the strong local presence of our individual companies. Accordingly, we have adopted the approach where most, but not all, CED functions will be centralized. Specifically, the immediate plan objectives are to:

•	substantially expand our present panel of doctors so as to be able to provide a more extensive selection of IME providers to our clients in all major markets. We intend to leverage Hooper Holmes’ resources by creating a centrally managed doctor recruitment function.

•	complete and take delivery of our enhanced CED IT system. The system is designed in four component pieces, which will be delivered in phases, through the first half of 2005. This system will centralize the division’s financial functions and provide a unified operational platform.

•	complete our reorganization of the sales teams at our CED companies so that we can best accommodate national, as well as local and regional, sales initiatives. To date, we have appointed a national sales manager for the division and identified certain individuals with division-wide sales responsibilities. We plan to continue our review of the responsibilities and duties of all division sales staff, and to complete this reorganization by the beginning of 2005.

•	complete the centralization of our medical provider credentialing function at the CED division level. By centralizing such function, we plan to benefit from the economies of scale of providing such services to all CED companies in conjunction with providing similar services to other departments of Hooper Holmes.

We have the resources in place to achieve these objectives and we have recently committed capital spending to accelerate the process.

Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004.

The following provides a summary of the results of our operations during the three months ended March 31, 2005 and 2004 and a discussion of these results follows.

•	Mid-America Agency Services (MAAS), our outsourced underwriting business (acquired on May 1, 2004) added $4.5 million in revenues;

•	Medicals Direct, our UK subsidiary, increased its revenues by 12% to $10.6 million as a result of aggressive expansion efforts and select small acquisitions made in 2004;

•	Heritage Labs, generated revenue growth of 14% to $4.8 million;

•	Infolink, generated revenue growth of 6% to approximately $7.0 million

•	Portamedic revenues decreased to $45.0 million, compared to $50.0 million in the same period of the prior year;

•	Revenues for the Claims Evaluation Division (CED) increased approximately 9% to $10.6 million compared to the same period of the prior year, primarily as a result of the acquisition of Michigan Evaluation Group on May 1, 2004.

The table below sets forth certain of our operating data expressed as a percentage of our revenues for the periods indicated:

	Three Months Ended March 31
(In thousands)	2005		2004
Revenue	$82,505	100.0%	$79,993	100.0%
Cost of Operations	58,846	71.3	57,148	71.5

Gross profit	23,659	28.7	22,845	28.5
Selling, general & Administrative expenses	19,460	23.6	17,793	22.2
Operating income	4,199	5.1	5,052	6.3
Interest expense	(180)	(.3)	(148)	(.1)
Interest income	47.1		105.1
Other expense, net	(95)	(.1)	(123)	(.1)

Income before income taxes	3,971	4.8	4,886	6.2
Income taxes	1,595	1.9	1,805	2.3

Net income	$2,376	2.9%	$3,081	3.9%

Analysis of Comparative Operating Results

Revenues

Our consolidated revenues for the three months ended March 31, 2005 totaled $82.5 million, an increase of $2.5 million or 3.1% compared to the corresponding period of 2004. Each of the Company’s two business segments contributed to the increases and are discussed below.

Health Information Division. Revenues for the Health Information Division for the three months ended March 31, 2005, were $71.9 million, compared to $70.3 million for the three months ended March 31, 2004, an increase of $1.6 million or 2.3%.

Portamedic. Revenues of the Portamedic business were down approximately $4.9 million ($45.0 million vs. $49.9 million) in the three months ended March 31, 2005 compared to the corresponding period of the prior year.

The decline reflects the continuing decline in life insurance application activity in the United States, based on data available from The Medical Information Bureau Group Inc. (MIB), which indicates application activity is down 2.3% for the three months ended March 2005 compared to three months ended March 31, 2004. The number of paramedical examinations performed in the first quarter 2005 was approximately 640,000 units, compared to approximately 666,000 units in the first quarter of 2004, a decline of 26,000 units, or 3.9%. Management is aware of the loss of two customers during 2004 (representing quarter over quarter revenues of $.6 million). Management determined not to compete for these customers’ business at the price points being offered by our competitors.

In addition to the decline in the number of paramedical examination units, our average revenue per examination in the first quarter of 2005 declined 5.9% to $73.67, compared to $78.25 for the first quarter of 2004. The decrease is reflective of the greater discounting of prices in the division’s risk assessment services market in response to pressure from the insurance industry and competitive pressure, which we believe is a continuing trend in the paramedical industry, in which price has become the primary driver in insurance companies’ selection process of outsourced underwriting services.

Infolink. The decline in Portamedic revenues was partially offset by an increase in Infolink revenues in the first quarter of 2005 of $0.4 million, from $6.6 million in the first quarter of 2004 to $7.0 million in the first quarter of 2005. The number of Infolink reports in the first quarter of 2005 increased by 18.3% to 155,000 units, compared to 131,000 units in the first quarter of 2004. Our average revenue per Infolink unit decreased 10.6% to $45.15 for the first quarter of 2005 compared to $50.48 for the first quarter of 2004. Management attributes the growth in Infolink revenues to the success of its centralized call center located in Kansas City, Kansas.

During 2004, we were awarded several contracts to handle certain clients’ tele-interviews, and in the first quarter of 2005 we entered into agreements for Infolink services with additional clients. Our management believes that by securing a carrier’s Infolink business we may be able to secure its paramedical and attending physician statement (APS) business, as well.

Our Internet driven business (i.e. units received via the Internet) remains an important part of our overall business. The Internet units were flat in the first quarter of 2005 compared with the first quarter of 2004 at 170,000 units. However, internet units in the first quarter 2005, were up 8% over the fourth quarter of 2004. This portion of our business is largely a sub-set of the Portamedic business.

Medicals Direct Group. Medicals Direct Group’s revenue increase $1.1 million to $10.6 million for the first quarter of 2005 compared to $9.5 million for the first quarter of 2004. The increase in 2005 was attributable to a number of factors, including:

•	the addition of several new insurance company clients in 2004 for Medicals Direct Group’s underwriting services. Management believes that the high quality of its outsourced underwriting services continues to fuel the growth in Medicals Direct Group’s outsourced underwriting business.

•	continued growth in the number of screenings, reflecting the life insurance application activity and our increased market share in the United Kingdom.

•	Growth, organically and through a 2004 acquisition in Medicals Direct Group’s business with law firms (referred to as Medico-Legal).

•	An increase in the Pound Sterling/U.S. dollar exchange rate.

Other Services. The “Other Services” component of our Health Information Division includes Mid-America Agency Services, Inc. (MAAS) and Heritage Labs business. These businesses generated revenues of $9.3 million in the first quarter of 2005, an increase of $5.1 million compared to the first quarter of 2004. The primary reason for the increase was the May 2004 acquisition of MAAS, which contributed revenues of $4.5 million in the first quarter of 2005. MAAS, like Medicals Direct Group, performs outsourced underwriting services to the life insurance industry. In 2005, we hope to leverage MAAS’s industry expertise to attract new customers and grow this business.

Heritage Labs also contributed to the revenue growth. Heritage Labs tested an increased number of specimens in the first quarter of 2005, 221,000 compared to 206,000 in the first quarter of 2004. The average price per specimen tested increased to $14.12, an increase of 5%. Management attributes the increase in specimens tested in the quarter to Heritage Lab’s strategy to attract customers through offering attractive prices for short periods of time in order to attract new customers.

Claims Evaluation Division. Our Claims Evaluation Division’s revenues in the first quarter of 2005 were $10.6 million, an increase of 8.9% compared to the $9.7 million in revenues for the corresponding period in 2004.

The increase in the Claims Evaluation Division’s revenues in the first quarter of 2005 was primarily attributable to the revenue contributions of $1.4 million from Michigan Evaluation Group, which was acquired in 2004, and the revenue growth of Medimax, Inc. of $0.3 million.

Offsetting the overall increase in the Claims Evaluation Division’s growth in revenues was a decline in the first quarter of 2005 revenues of Allegiance Health, Inc. and D&D Associates of $0.7 million. D&D Associates and Allegiance Health operate primarily in the State of New York. The decline in its revenues was attributable to several factors, including:

•	A decline in automobile claims activity in New York, which management believes is attributable to more conservative automobile insurance underwriting standards;

•	The continuing effects of regulatory changes requiring claimants and medical practitioners to notify insurers of potential no-fault auto claims on a more timely basis, which has resulted in a decline in the number of claims that may be considered for an IME or peer review;

•	Increased enforcement of insurance fraud laws by the New York State Insurance Fraud Bureau and special investigative units of insurance companies, which reduces such companies’ need for additional claims evaluation services; and

•	Increased competition from other service providers, which has apparently led insurers to more evenly distribute claims among vendors.

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

Cost of Operations

Our total cost of operations for the three months ended March 31, 2005 was $58.8 million compared to $57.1 million for the three months ended March 31, 2004. The table below presents cost of operations as a percentage of segment revenues for the three months ended March 31, 2005 and 2004.

	For the three months Ended March 31
(In millions)	2005	As % of Segment Revenues	2004	As % of Segment Revenues
HID
Portamedic/Infolink	$38.1	73.3%	$40.7	72.0%
Medicals Direct	8.0	75.7	7.1	74.9
Other Services	5.3	56.9	2.5	59.6

Total HID	51.4	71.5	50.3	71.7
CED	7.4	69.8	6.8	69.8

Total	$58.8	71.3%	$57.1	71.4%

Health Information Division. Cost of operation for the Health Information Division was $51.4 million for the three months ended March 31, 2005, compared to $50.3 million for the three months ended March 31, 2004, and as a percentage of revenues totaled 71.5% and 71.7% for the three months ended March 31, 2005 and 2004, respectively. The increase in the amount of the HID’s cost of operations reflected the higher revenue levels for the Medicals Direct Group and Heritage Labs, and the May 2004 acquisition of MAAS. Portamedic cost of operations decline by $2.6 million due to lower revenue levels.

The relatively small decrease in cost of operations as a percentage of revenues is due to the MAAS acquisition, which has lower operating costs than our traditional HID business, and continued efficiencies at Heritage Labs. These efficiencies are reduced laboratory kit costs, increased yields for certain reformulating agents, improved efficiency of acquired testing equipment and more effective utilization of employee production runs. The decreases were partially offset by the effect of the increased revenues of Medicals Direct Group Medico Legal businesses which historically have had higher direct costs and operating expenses. In addition, Infolink has a lower gross margin than that of Portamedic.

Claims Evaluation Division. Cost of operations for the Claims Evaluation Division totaled $7.4 million for the three months ended March 31, 2005 and increase of $0.6 million (8.9%) compared to the corresponding period of the prior year. The increase in cost of sales in the first quarter of 2005 is primarily due to the increase in revenues resulting from the May 2004 acquistion of Michigan Evaluation Group, Inc. and an increase in revenue from Medimax, Inc. Partially offsetting these increases was the lower cost of operations associated with D&D Associates and Allegiance Health Inc., due to their lower revenue levels in the first quarter of 2005 compared to the first quarter of 2004.

Selling, General and Administrative Expenses

As reflected in the table below, selling, general and administrative expenses (SG&A) for the first quarter of 2005 totaled $19.5 million, compared to $17.8 million in the prior period, an increase of $1.7 million (9.4%). As a percentage of our revenues, SG&A amounted to 23.6% in the first quarter of 2005, compared to 22.2% in the first quarter of 2004.

	For the Three Months ended March 31
(in millions)	2005	2004	Change 2005 vs. 2004
HID	$17.0	15.4	$1.6
CED	2.5	2.4	.1

Total	$19.5	17.8	$1.7

Health Information Division. The Health Information Division’s SG&A (which includes corporate overhead) for the three months ended March 31, 2005, amounted to $17.0 million, an increase of $1.6 million (10.6%) compared to the prior period. As a percentage of the division’s revenues, SG&A represented 23.6% for the first quarter of 2005 compared to 21.9% for the first quarter of 2004.

The increase in the Health information Division’s SG&A expenses in the first quarter of 2005 compared to the first quarter of 2004 was primarily attributable to the following:

•	costs associated with a restructuring charge, consisting of severance payments and closed office lease costs, approximately $1.0 million; and

•	expenses associated with the acquisitions of MAAS in the second quarter of 2004, approximately $0.7 million.

Claims Evaluation Division. The Claims Evaluation Division’s SG&A for the first quarter of 2005 totaled $2.5 million compared to $2.4 million in the corresponding period of the prior year. As a percentage of revenues, SG&A represented 23.3% and 24.9% for the first quarters of 2005 and 2004, respectively. The increase in SG&A was attributable to the acquisition of MEG in May 2004 and was offset by reductions, primarily in Allegiance Health, Inc. As revenues within Allegiance Health, Inc. declined, the Division instituted SG&A reduction programs.

The Claims Evaluation Division has initiated implementation of several project plans to streamline and work towards becoming a unified national provider of outsourced independent medical exams. Specifically, the plans contemplate:

•	development and delivery of a unified Claims Evaluation Division IT and financial management system. This system is expected to provide the division with a unified system to better manage and monitor its activities. The system is scheduled for delivery during the second quarter of 2005.

•	creation of a unified medical provider credentialing function at the division level. The division has teamed up with the Company’s Health Information Division to establish a unified credentialing function in the Company’s corporate office.

Each of these two components of the plans are expected to result in SG&A savings.

Operating Income

Our consolidated operating income in the first quarter of 2005 of $4.2 million reflected a decline of 16.9% compared to the corresponding period of the prior year of $5.1 million. As a percentage of our total consolidated revenues, total operating income represented 5.1% and 6.3% of such revenues for the first quarter of 2005 and 2004, respectively.

Health Information Division. The Health Information Division’s operating income for the first quarter of 2005 decreased to $3.5 million, a decline of $1.0 million (23.6%) compared to the corresponding period of the prior year. As a percentage of the division’s revenues, the division’s operating income represented 4.8% of such revenues for the first quarter of 2005 compared to 6.5% for the first quarter of 2004.

Claims Evaluation Division. The Claims Evaluation Division’s operating income for the first quarter of 2005 increased to $0.7 million from $0.5 million, an increase of 42.7%. As a percentage of the division’s revenues, the division’s operating income represented 6.9% for the first quarter of 2005, compared to 5.3% for the first quarter of 2004.

Interest Income

Interest income in the first quarter of 2005 was $0.05 million, compared to $0.1 million for the first quarter of 2004. The reduced interest income was attributable to lower levels of invested funds, reflecting the cash used to fund acquisitions in the first quarter of 2004 and lower interest rates.

Interest Expense

Interest expense in the first quarter of 2005 increased to $0.2 million, compared to $0.1 million in the first quarter of 2004. The increase was due to interest on the factoring of Medicals Direct Group’s accounts receivable, which have increased both from acquisitions and organic growth, and higher interest rates.

Income Taxes

The effective tax rate was 40.1% for the first quarter of 2005, compared to 36.6% for the first quarter of 2004. The increase in the effective rate was due to higher state income tax rates and the impact of book/tax differences on lower taxable income.

Net Income

As a result of the foregoing, net income for the first quarter of 2005 was $2.4 million or $.04 per diluted share, compared to $3.1 million or $.05 per diluted share for the first quarter of 2004.

Liquidity and Financial Resources

The Company’s primary sources of cash are internally generated funds, cash equivalents, marketable securities and the Company’s $35 million revolving credit facility. At March 31, 2005 and December 31, 2004, working capital was $39.8 million and $38.3 million, respectively. Our current ratio as of March 31, 2005 and December 31, 2004 was 2.2 to 1, and 2.1 to 1, respectively. Management believes that the combination of cash, cash equivalents, marketable securities and available borrowings under our revolving credit facility, along with anticipated cash flows from operations, should provide sufficient capital resources to satisfy both our short-term and foreseeable long-term needs.

Cash Flows Used In Operating Activities.

For the three months ended March 31, 2005, net cash used in operating activities was $2.8 million. The significant sources were net income of $2.4 million adjusted for the non-cash expenses of $2.2 million for depreciation and amortization. These items were offset by an increase in accounts receivable of $7.1 million. Consolidated days sales outstanding, measured on a rolling 90-day basis, was 53.1 days at March 31, 2005, 44.6 days at December 31, 2004 and 46.3 days at March 31, 2004.

The increase in accounts receivable at March 31, 2005 compared to December 31, 2004, was the result of:

•	increased revenue in March 2005 over December 2004 in Portamedic and Infolink, Heritage Labs Inc. and MAAS, which has an immediate impact on the accounts receivable balance at March 31, 2005.

•	new contract terms with certain clients that allow for payment terms beyond the Company standard of net 30 days.

•	temporary delays from certain customers in processing February payments that are normally received by the end of March.

Cash Flows Used in Investing Activities.

During the first quarter of 2005, the Company made required performance related payments relative to the Medimax, Inc. acquisition of $0.9 million.

Required payments of additional purchase price related to the 2002 acquisition of D&D Associates, the 2003 acquisitions of Heritage Labs and Medimax, Inc., and the 2004 acquisitions of Allegiance Health, Inc., and Michigan Evaluation Group, Inc., of $4.5 million and $3.5 million in 2005 and 2006, respectively, are expected to be funded from cash from operations. Relative to the Medimax, Inc. and Michigan Evaluation Group, Inc. acquisitions, if certain acquisition performance criteria are met, additional contingent consideration could be paid in 2005 totaling $1.0 million and in 2006 totaling $0.3 million. All payments are expected to be funded from cash from operations.

During the first quarter of 2005, capital expenditures totaled approximately $0.7 million and were funded from cash from operations.

Cash Flows Used in Financing Activities

On October 29, 1999, the Company entered into a $100 million Amended and Restated Revolving Credit and Term Loan Agreement with three banks. This senior credit facility consists of a $65 million six-year term loan and a $35 million three-year revolving loan, both unsecured. During 2001, the three-year revolving loan expiration date was extended for one year to October 31, 2003. During 2003, the revolving loan expiration date was extended for three years to October 31, 2006. There were no borrowings outstanding against the revolving loan at March 31, 2005. There are no additional borrowings available under the original $65 million term loan due to previous borrowings, which have been repaid. As of March 31, 2005, $1.0 million is outstanding under the term loan. A principal payment of $1.0 million is due to be repaid on January 31, 2006. The Company has not borrowed under the $35 million revolving loan.

Both the term loan and the revolving loan bear interest at either the prime rate minus  1/2% or LIBOR plus  3/4% to 1 3/4%, depending on the ratio of our consolidated funded debt, as defined, to earnings before interest, taxes, depreciation and amortization, or “EBITDA.” As of March 31, 2005 interest was payable at an effective average annual interest rate of 3.41%. Either loan can be prepaid without penalty at any time. Commitment fees of up to 0.3% of the unused revolving loan are charged. The agreement contains the following financial covenants:

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

As of March 31, 2005, the Company is in compliance with all financial covenants.

On May 30, 2000, the Board of Directors adopted a resolution authorizing the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $25 million. The Company did not purchase any treasury shares during the three months ended March 31, 2005 and 2004. The Boards resolution was superseded on April 27, 2005 when the Board of Directors authorized the repurchase of between 1.0 and 1.5 million shares of the Company’s common stock in any calendar year. Shares may be repurchased in open market purchases or through privately negotiated transactions. All share repurchases will be made in compliance with applicable rules and regulations and may be discontinued at any time.

Quarterly dividends paid in the first quarter of 2005 were $0.015 per share and totaled $1.0 million.

On January 28, 2003, the Board of Directors passed a resolution to award each non-employee director of the Company up to a maximum of 15,000 shares of the Company’s common stock as compensation. Each non-employee director was awarded 5,000 shares on January 31, 2003 and 2004 and 2005, which vested immediately. All shares awarded are restricted securities within the meaning of Rule 144 promulgated under the Securities Act of 1933, and may not be sold or transferred by the non-employee director until four years from the date of issue. During the first quarters of 2003, 2004 and 2005 the Company expensed the fair value of the 30,000 shares awarded to its non-employee directors on January 2003, 2004 and 2005 and such amount is included in Selling, General and Administrative expenses in the consolidated Statements of Income. The total charges were $164, $206, and $152 thousand, respectively.

Contractual Obligations

Capital expenditures during 2005 are expected to increase by approximately $2.6 million over 2004 for the upgrade of the Company’s financial software system, development of case management software and hardware and software for the CED’s IT systems development projects. All 2005 capital expenditures are expected to be funded by cash generated from operations.

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results. Quarterly dividends paid in February were $0.015 per share and totaled $1.0 million. At its April 27, 2005 Board Meeting, the Company declared a second quarter dividend of $0.015 per share.

Critical Accounting Policies:

There were no changes to the Company’s critical accounting policies during the three months ended March 31, 2005. Such policies are described in the Company’s 2004 annual report on Form 10-K.

Recently Issued Accounting Standards:

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This interpretation states that the term “conditional asset retirement obligation” as used in paragraph A23 of SFAS No. 143 refers to a legal obligation to perform an asset retirement in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement obligation is unconditional even though uncertainty exists about the timing and/or method of settlement. The effective date for adopting this interpretation is no later than the end of fiscal years ending after December 15, 2005. The Company is currently in the process of determining the impact of FIN 47, if any, on its financial condition, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. As a result of a rule amendment adopted by the SEC in April 2005, the Company is required to implement SFAS No. 123R at the beginning of its 2006 fiscal year. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and the expected effect on the Company including, among other items, reviewing compensation strategies related to stock-based awards, selecting an option pricing model and determining the transition method.

In December 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2), in response to the American Jobs Creation Act of 2004 which was signed into law in October 2004 and which provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined). Based on the Company’s decision to reinvest rather than repatriate the unremitted foreign earnings of the current year and prior years, the application of FSP 109-2 did not affect income tax expense in the period of enactment or any related disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company invests in securities with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company’s debt security portfolio represents funds held temporarily pending use in our business and operations. The Company mitigates this risk by investing in only high credit quality securities that it believes to be low risk and by positioning its portfolio to respond to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of March 31, 2005.

	2005	2006	2007	2008	2010 & Thereafter	Total	Estimated Fair Value
(in thousands)
Fixed Rate Investments	$3,394	$97	$0	$0	$2,690	$6,181	$6,179
Average Interest Rates	2.40%	2.95%			2.13%	2.29%

The Company is also exposed to interest rate risk primarily through its borrowing activities, which are described in Note 12 to the unaudited interim financial statements included in this quarterly report on Form 10-Q. The Company’s borrowings are under variable rate instruments. Future payments due under borrowings are $62 in 2005 and $1,000 in 2006, at an average interest rate of 3.41%.

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

Based on the Company’s market risk sensitive instruments (including investments and variable rate debt) outstanding at March 31, 2005, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures as of March 31, 2005, the end of the period covered by this quarterly report. Disclosure controls and procedures are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, amended (the “Exchange Act”) to mean controls and procedures that are designed to ensure that information required to be disclosed by an SEC-reporting company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, except as described below, our disclosure controls and procedures were effective as of March 31, 2005.

Although the Company has undertaken to file ownership reports on behalf of the officers and directors of the Company subject to the beneficial ownership requirements of Section 16(a) of the Exchange Act, we determined that, as of March 31, 2005, these reports had not been filed with respect to a large number of option grants, exercises and subsequent sales of shares of the Company’s common stock underlying these options. We also determined that a number of other ownership reports had not been filed timely. The Company did assist in filing a substantial number of reports covering several years on April 13, 2005. While we believe that information regarding the grant and exercises of options to our directors and officers has been reflected in (or incorporated by reference to the proxy statement relating to our annual meeting of shareholders) in each of our annual reports on Form 10-K for the years during which such options were granted or exercised, we had not disclosed the failure to file such Section 16 reports (as we were required to do in accordance with the SEC’s reporting requirements) until disclosure was made in our proxy statement for our annual meeting of shareholders to be held on May 24, 2005. We believe that all such delinquent Section 16 reports have now been filed.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and is required to evaluate any change in our internal control over financial reporting that occurred during each of our fiscal quarters that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting. We have evaluated the changes in internal control over financial reporting that occurred during the quarter ended March 31, 2005, and have concluded that there have been no changes during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1 – Legal Proceedings

On January 25, 2005 Sylvia Gayed, one of the Company’s examiners in California, filed a lawsuit against the Company in the Superior Court of California, Los Angeles County, alleging violations of California’s wage and hour laws. The complaint alleges that the Company failed to pay overtime wages, provide meal and rest periods and reimbursement for expenses incurred in performing examinations. The plaintiff is attempting to have the lawsuit certified as a class action on behalf of other examiners who perform similar work for the Company in California. We currently employ 441 examiners in California and have employed in excess of 1,200 examiners in California over the past 48 months. The Company believes that it has properly paid its California examiners for overtime worked and intends to provide a vigorous defense to the litigation. However, we cannot predict the outcome of the lawsuit.

The Company is aware of allegations that an independent examiner, who billed work through an independent contractor, which in turn billed work through the Company, assaulted certain insurance applicants in the course of conducting examinations. The examiner did not work for the Company nor was the Company aware that the examiner was performing examinations. The Company has agreed to reimburse one of its insurance company clients, which it billed for examinations performed by this examiner, for certain legal, consulting and other costs incurred by the client, as well as an apportionment of any liability that may stem from examinations performed by the independent examiner. The related costs and estimated liability were accrued in 2003 and increased in the third quarter of 2004. To date, the Company and its client have settled with four claimants and no additional claims are pending. The Company expects that the outcome of this matter will not have a material effect on the Company’s consolidated financial position or liquidity.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Non-Employee Directors Restricted Stock Grant

On January 31, 2005, the Company issued an aggregate of 30,000 shares of its common stock to the non-employee directors serving on its Board as additional compensation for service on the Board, in accordance with a resolution of the Board dated January 28, 2003. The issuance of these shares was in connection with transactions deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases made by the Company during the quarter ended March 31, 2005.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans of programs	Maximum number of shares that may yet be purchased under the plans or programs (a)
January 1 – March 31, 2005	0	—	0

Total	0	—	0	2,500,000

(a)	On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2,500,000 shares of the Company’s common stock for an aggregate purchase price not to exceed $25 million. The Company did not purchase any treasury shares during the three months ended March 31, 2005.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description of Exhibit
10.1	Agreement and General Release (Alexander Warren)

10.2	Agreement and General Release (Raymond Sinclair)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hooper Holmes, Inc.

Dated: May 10, 2005

BY:	/s/ James M. McNamee
James M. McNamee
Chairman, President and
Chief Executive Officer

BY:	/s/ Fred Lash
Fred Lash
Senior Vice President
Chief Financial Officer & Treasurer