Form 10-Q
period 2005-06-30
HOOPER HOLMES INC
filed 2005-08-09
CIK 741815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2005
Common stock, $.04 par value	65,482,379

HOOPER HOLMES, INC. AND SUBSIDIARIES

Hooper Holmes, Inc.

Consolidated Balance Sheets

(unaudited; dollars in thousands except per share amounts)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$13,645	$16,973
Marketable securities	2,079	6,886
Accounts receivable, net	47,370	42,001
Other current assets	8,502	7,242

Total current assets	71,596	73,102
Property, plant and equipment:
Land and land improvements	628	628
Building	4,988	4,988
Furniture, fixtures and equipment	30,498	29,381
Leasehold improvements	1,751	1,743

Total property, plant and equipment	37,865	36,740
Less: Accumulated depreciation and amortization	26,149	25,540

Property, plant and equipment, net	11,716	11,200

Goodwill	155,899	155,502
Intangible assets, net	32,721	35,380
Other assets	481	521

Total assets	$272,413	$275,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,057	$1,067
Accounts payable	13,460	14,701
Accrued expenses:
Salaries, wages and fees	1,237	1,105
Income taxes payable	2,740	2,512
Other	14,322	15,453

Total current liabilities	32,816	34,838

Long term debt, less current maturities	0	1,000
Other long term liabilities	706	3,881
Deferred income taxes	7,041	7,475
Minority interest	305	254

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 67,499,074 in 2005 and 2004.	2,700	2,700
Additional paid-in capital	124,708	126,086
Accumulated other comprehensive income	768	1,466
Retained earnings	118,717	115,424

	246,893	245,676
Less: Treasury stock at cost (2,035,795 shares in 2005 and 2,297,995 shares in 2004)	15,348	17,419

Total stockholders’ equity	231,545	228,257

Total liabilities and stockholders’ equity	$272,413	$275,705

See accompanying notes to unaudited consolidated financial statements.

Hooper Holmes, Inc.

Consolidated Statements of Income

(unaudited; dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues	$83,968	$82,842	$166,471	$162,835
Cost of operations	60,664	59,770	119,508	116,918

Gross profit	23,304	23,072	46,963	45,917
Selling, general and administrative expenses	18,390	17,353	37,850	35,145

Operating income	4,914	5,719	9,113	10,772
Other income (expense):
Interest expense	(166)	(196)	(346)	(344)
Interest income	130	51	177	156
Other expense, net	(131)	(76)	(227)	(200)

	(167)	(221)	(396)	(388)

Income before income taxes	4,747	5,498	8,717	10,384
Income taxes	1,872	2,129	3,467	3,934

Net income	$2,875	$3,369	$5,250	$6,450

Earnings per share:
Basic	$0.04	$0.05	$0.08	$0.10
Diluted	$0.04	$0.05	$0.08	$0.10

Weighted average number of shares:
Basic	65,283,711	64,987,776	65,261,409	64,931,903
Diluted	66,255,343	66,615,086	66,358,120	66,684,779

See accompanying notes to unaudited consolidated financial statements.

Hooper Holmes, Inc.

Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$5,250	$6,450
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,225	4,178
Deferred tax benefit	(440)	(150)
Net realized loss on marketable securities available for sale	10	1
Issuance of stock awards	152	206
Loss on sale of fixed assets	79	0
Change in assets and liabilities:
Accounts receivable	(5,914)	863
Other current assets	(1,247)	24
Accounts payable and accrued expenses	(4,324)	(1,930)

Net cash (used in) provided by operating activities	(2,209)	9,642

Cash flows from investing activities:
Purchases of marketable securities	(1,204)	(1,698)
Redemptions of marketable securities	6,009	9,987
Business acquisition, net of cash acquired	(814)	(24,727)
Capital expenditures	(2,275)	(2,304)

Net cash provided by (used in) investing activities	1,716	(18,742)

Cash flows from financing activities:
Principal payments on long term debt	(973)	(1,519)
Proceeds from employee stock purchase plan	0	458
Proceeds related to the exercise of stock options	336	104
Treasury stock acquired	(80)	0
Dividends paid	(1,957)	(1,949)

Net cash used in financing activities	(2,674)	(2,906)

Effect of exchange rate changes on cash	(161)	(77)

Net decrease in cash and cash equivalents	(3,328)	(12,083)
Cash and cash equivalents at beginning of year	16,973	28,291

Cash and cash equivalents at end of period	$13,645	$16,208

Supplemental disclosure of non-cash investing activity
Change in net unrealized gain on marketable secutiries available for sale	$10	$(32)

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$138	$122
Income taxes	$2,674	$2,635

See accompanying notes to unaudited consolidated financial statements.

HOOPER HOLMES, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2005

Note 1: Basis of Presentation

The financial information included herein is unaudited however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of the management of Hooper Holmes, Inc. (the “Company”) necessary for a fair statement of results for the interim periods.

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

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Certain amounts in the six months ending June 30, 2004 consolidated financial statements have been reclassified to conform with the 2005 financial statement presentation. The Company has reclassified certain auction rate securities for which interest rates reset in less than 90 days, but for which the maturity date is longer than 90 days. The Company previously followed the common practice of classifying its investment in auction rate securities as cash and cash equivalents on the Company’s consolidated balance sheet. It was determined that these instruments are marketable securities and therefore, the Company has made a reclassification to its consolidated Statements of Cash Flows in order to conform to the current year’s presentation. The reclassification resulted in a net increase of approximately $.07 million in cash used in investing activities. Net cash used in investing activities resulted from an increase in purchases of marketable securities.

Note 2: Earnings Per Share

“Basic” earnings per share equals net income divided by the weighted average common shares outstanding during the period. “Diluted” earnings per share equals net income divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. Common stock equivalents related to the assumed exercise of stock options of 971,632 and 1,627,310 shares for the three months ended June 30, 2005 and 2004, respectively, and 1,096,711 and 1,752,876 shares for the six months ended June 30, 2005 and 2004, respectively, are included in diluted shares outstanding.

Options to purchase 6,664,150 and 4,858,175 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2005 and 2004, respectively, and 6,657,238 and 4,349,050 shares for the six months ended June 30, 2005 and 2004, respectively, because their exercise prices exceeded the average market price of outstanding common shares for the period and were, therefore, antidilutive.

Note 3: Stock-Based Compensation

The Company has stock-based employee compensation plans. The Company applies the intrinsic value based method of accounting for stock options prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS No. 123, “Accounting for Stock-Based Compensation, (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to adopt the disclosure requirements of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. No stock-based compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of dollars, except per share data)	2005	2004	2005	2004
Net income, as reported	$2,875	$3,369	5,250	$6,450
Add: Stock based employee compensation expense included in reported net income, net of related tax effect	—	—	91	124
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$182	574	1,604	1,287

Pro forma net income	$2,693	$2,795	$3,737	$5,287

Earnings per share:
Basic, as reported	$.04	$.05	$.08	$.10
Basic, pro forma	$.04	$.04	$.06	$.08
Diluted, as reported	$.04	$.05	$.08	$.10
Diluted, pro forma	$.04	$.04	$.06	$.08

The Company granted options during the first quarter of 2005 and 2004 exercisable for a total of 50,000 shares and 50,000 shares, respectively. During the second quarter of 2005, the Company granted options exercisable for a total of 255,000 shares. There were no options granted during the second quarter of 2004. The option exercise prices equaled the fair market value of the underlying shares at the date of grant. The fair value of each stock option granted was estimated at the date of grant using the Black – Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31, 2004	March 31, 2005	June 30, 2005
Expected Life (in years)	7.0	9.99	9.46
Expected Volatility	51.35%	52.11%	51.71%
Expected Dividend Yield	0.82%	1.31%	1.42%
Risk-free Interest Rate	3.25%	4.0%	4.1%
Weighted Average Fair Value	$3.71	$2.19	$1.90

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

The Board’s decision to accelerate the vesting of these options was in response to a review of the Company’s long term incentive compensation programs in light of changes in market practices and recently issued changes in accounting rules resulting from the issuance by the Financial Accounting Standard Board of Statement of Financial Accounting Standard No. 123 (revised 2004) (“FASB No. 123R”), “Share Based Payment,” which the Company is required to implement effective at the beginning of its first quarter in 2006. FASB No. 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005. Management believes that accelerating the vesting of these options prior to the adoption of FASB No. 123R will result in the Company not being required to recognize compensation expense in 2006 in the amount of $362 thousand (after-tax) or in subsequent years through 2008 of $102 thousand, (after tax).

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

	Three Month Period Ended
(in thousands)	June 30, 2005	June 30, 2004	June 30, 2003
Net income	$2,875	$3,369	$5,095
Other comprehensive income:
Unrealized holding gains (losses) arising during period	—	(21)	11
Less: reclassification adjustment for (gains) losses included in net income	—	—	(67)

Net unrealized gain (loss) on securities, net of tax	—	(21)	(56)

Foreign currency translation	(539)	(223)	92

Total comprehensive income	$2,336	$3,125	$5,131

	Six Month Period Ended
(in thousands)	June 30, 2005	June 30, 2004	June 30, 2003
Net income	$5,250	$6,450	$9,753
Other comprehensive income:
Unrealized holding gains (losses) arising during period	1	(11)	9
Less: reclassification adjustment for (gains) losses included in net income	5	1	(82)

Net unrealized gain (loss) on securities, net of tax	6	(10)	(73)
Foreign currency translation	(704)	(22)	61

Total comprehensive income	$4,552	$6,418	$9,741

Note 5: Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities by major security type and class of security at June 30, 2005 and December 31, 2004, were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
At June 30, 2005

Bank certificates of deposit	$390	$0	$(1)	$389
Government bonds & notes	1,690	0	0	1,690
Corporate debt securities	0	0	0	0

Total	$2,080	$0	$(1)	$2,079

At December 31, 2004

Bank certificates of deposit	$394	$0	$(2)	$392
Government bonds & notes	5,191	0	(8)	5,183
Corporate debt securities	1,313	0	(2)	1,311

Total	$6,898	$0	$(12)	$6,886

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2005 (maturities of mortgage-backed securities and collateralized mortgage obligations have been presented based upon estimated cash flows, assuming no change in the current interest rate environment):

	Amortized Cost	Fair Value
Due within one year	$390	$389
Due after ten years	1,690	1,690

	$2,080	$2,079

Proceeds from the sale of investment securities available-for-sale were $6.0 million, $10.0 million and $20.7 in the six months ended June 30, 2005, 2004 and 2003, respectively. Gross realized gains included in income for the six months ended June 30, 2005, 2004 and 2003 were $0, $17 and $135 thousand, respectively, and gross realized losses included in income for the six months ended June 30, 2005, 2004 and 2003 were $9, $18 and $1 thousand, respectively.

Note 6: Capital Stock

The net tax benefit derived from the exercise of stock options was $ 0.3 million and $0.1 million for the six months ended June 30, 2005 and 2004, respectively. Options exercised for the six months ended June 30, 2005 and 2004 totaled 257,000 shares and 65,700 shares, respectively, all of which were issued from treasury stock.

On May 30, 2000, the Board of Directors adopted a resolution authorizing the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $25 million. The Boards resolution was superseded on April 27, 2005 when the Board of Directors authorized the repurchase of between 1.0 and 1.5 million shares of the Company’s common stock in any calendar year. Shares may be repurchased in open market purchases or through privately negotiated transactions. All share repurchases will be made in compliance with applicable rules and regulations and may be discontinued at any time. During the six month period ending June 30, 2005, the Company purchased 24,800 shares. During the six month period ending June 30, 2004, the Company did not purchase any shares.

Note 7: Goodwill and Intangible Assets

All identifiable intangible assets are being amortized over their estimated useful lives, as indicated below. Intangible assets consist of:

Balance	Weighted Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net
(in thousands)
At June 30, 2005
Non-Competition agreements	4.4	$11,006	$(9,190)	$1,816
Referral base	12.9	37,353	(11,417)	25,936
Contractor Network	7.3	6,382	(5,240)	1,142
Trademarks and tradenames	19.2	4,440	(613)	3,827

		$59,181	$(26,460)	$32,721

At December 31, 2004
Non-Competition agreements	4.4	11,006	(8,512)	2,494
Referral base	12.9	37,353	(9,816)	27,537
Contractor Network	7.3	6,382	(4,978)	1,404
Trademarks and tradenames	19.2	4,440	(495)	3,945

		$59,181	$(23,801)	$35,380

The changes in the carrying amount of goodwill for the six months ended June 30, 2005, including a breakdown by the Company’s two segments, the Health Information Division (“HID”) and the Claims Evaluation Division (“CED”), are reflected below:

(in thousands)	HID	CED	Total
Balance as of December 31, 2004	$123,589	$31,913	$155,502
Acquisitions	5	777	782
Foreign currency translation adjustment	(385)	—	(385)

Balance as of June 30, 2005	$123,209	$32,690	$155,899

The aggregate amortization expense for intangible assets for the six months ended June 30, 2005 and 2004, was approximately $2,582 and $2,603 respectively. The estimated intangible amortization expense for the fiscal years ending December 31, 2005 to December 31, 2009 is $5,155, $4,325, $3,382, $2,955 and $2,450 respectively.

Note 8: Commitments and Contingencies

On January 25, 2005 Sylvia Gayed, one of the Company’s examiners in California, filed a lawsuit against the Company in the Superior Court of California, Los Angeles County, alleging violations of California’s wage and hour laws. The complaint alleges that the Company failed to pay overtime wages, to provide meal and rest periods, and reimbursement for expenses incurred in performing examinations. The plaintiff is attempting to have the lawsuit certified as a class action on behalf of other examiners who perform similar work for the Company in California. We currently employ 441 examiners in California and have employed in excess of 1,200 examiners in California over the past 48 months. The Company believes that it has properly paid its California examiners for overtime worked and intends to provide a vigorous defense to the litigation. However, we cannot predict the outcome of the lawsuit.

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

On July 16, 2005, the Company entered into a Confidential Severance and Release Agreement with its Chief Financial Officer. Effective September 15, 2005, Mr. Lash will be an inactive employee of the Company for a 24-month period. In consideration, Mr. Lash will receive salary and benefits for 24 months and will receive outplacement services and legal fees incurred related to execution of this agreement. Mr. Lash has agreed not to be employed by a company that provides the same services as the Company. The charge relative to this agreement will be made in the third quarter of 2005.

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

The segments’ accounting policies are the same as those described in the summary of significant accounting policies contained in the Company’s 2004 annual report on Form 10-K except that interest expense and non-operating income and expenses are not allocated to the individual operating segment when determining segment profit or loss.

Each of the Company’s subsidiaries operates in only one of our two operating segments. The total assets of each segment are comprised of the assets of the subsidiaries operating in that segment. Corporate related assets are included in the Health Information Division.

A summary of segment information as of and for the three and six month periods ended June 30, 2005 and 2004 is presented below (in thousands).

	As of and for the three months ended June 30, 2005			As of and for the six months ended June 30, 2005
	HID	CED	Total	HID	CED	Total
Revenue	$73,761	$10,207	$83,968	$145,685	$20,786	$166,471
Operating Income	$4,184	$730	$4,914	$7,653	$1,460	$9,113
Total Assets	$224,747	$47,666	$272,413	$224,747	$47,666	$272,413
Depreciation/Amortization	$1,422	$625	$2,047	$2,946	$1,279	$4,225
	As of and for the three months ended June 30, 2004			As of and for the six months ended June 30, 2004
	HID	CED	Total	HID	CED	Total
Revenue	$71,806	$11,036	$82,842	$142,079	$20,756	$162,835
Operating Income	$4,833	$886	$5,719	$9,374	$1,398	$10,772
Total Assets	$232,185	$29,200	$261,385	$232,185	$29,200	$261,385
Depreciation/Amortization	$1,552	$561	$2,113	$3,127	$1,051	$4,178

Note 10: Acquisitions and Dispositions

During the first quarter of 2005, the Company’s Heritage Labs subsidiary purchased specific inventory, fixed assets and a lab process specific to hemoglobin testing from Matria Women’s and Children’s Healthcare Inc. The total purchase price of this transaction was $32 thousand. The purchase price was allocated to inventory and fixed assets.

During the second quarter of 2005, the Company made an additional purchase price payment and an additional performance related payment relative to the Allegiance Health Inc. and Michigan Evaluations Group Inc. acquisitions. The payments made totaled $0.8 million and were recorded as an increase to goodwill.

Note 11: Recently Issued Accounting Standards

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This interpretation states that the term “conditional asset retirement obligation”, as used in paragraph A23 of SFAS No 143 refers to a legal obligation to perform an asset retirement in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement obligation is unconditional even though uncertainty exists about the timing and/or method of settlement. The effective date for adopting this interpretation is no later than the end of fiscal years ending after December 15, 2005. The Company is currently in the process of determining the impact of FIN 47, if any, on its financial condition, results of operations and cash flows.

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

In December 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2), in response to the American Jobs Creation Act of 2004, which was signed into law in October 2004 and which provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined). Based on the Company’s decision to reinvest rather than repatriate the unremitted foreign earnings of the current year and prior years, the application of FSP 109-2 did not affect income tax expense in the period of enactment or any related disclosures.

Note 12: Long-Term Debt

On October 29, 1999, the Company entered into a $100 million Amended and Restated Revolving Credit and Term Loan Agreement with three banks. This senior credit facility consists of a $65 million six-year term loan and a $35 million three-year revolving loan, both unsecured. During 2001, the three-year revolving loan expiration date was extended for one year to October 31, 2003. During 2003, the revolving loan expiration date was extended for three years to October 31, 2006. There are no borrowings outstanding against the revolving loan at June 30, 2005. There are no additional borrowings available under the original $65 million term loan due to previous borrowings which have been repaid. As of June 30, 2005, $1.0 million is outstanding against the term loan. A principal payment of $1.0 million is due to be repaid on January 31, 2006. The Company has not borrowed under the $35 million revolving loan.

Both the term loan and the revolving loan bear interest at either the prime rate minus  1/2% or LIBOR plus  3/4% to 1 3/4%, depending on the ratio of our consolidated funded debt, as defined, to earnings before interest, taxes, depreciation and amortization, or “EBITDA.” As of June 30, 2005, interest was payable at an effective average annual interest rate of 4.29%. Either loan can be prepaid without penalty at any time. Commitment fees of up to 0.3% of the unused revolving loan are charged. The agreement contains the following financial covenants:

•	dividends are limited to 50% of the Company’s average quarterly net income;

•	the Company’s Consolidated Fixed Charge Coverage Ratio, as defined, must be no less than 1.50 to 1.00, measured on a trailing four quarter basis;

•	the Company’s Consolidated Funded Debt to EBITDA Ratio, as defined, must not at any time exceed 2.75 to 1.00 measured on a trailing four quarter basis; and

•	the Company is not permitted to purchase treasury stock for an aggregate purchase in excess of $25 million for the period from October 30, 2003 to October 31, 2006.

As of June 30, 2005, the Company was in compliance with all financial covenants.

Note 13: Other Charges

During the first quarter of 2005, the Company recorded a pretax restructuring charge of approximately $1.0 million ($0.6 million after tax). During the six months ended June 30, the Company paid $0.8 million in connection with this charge. The charge related to certain employee terminations and branch office closures that occurred in the first quarter of 2005. The Company may incur additional charges of this type in subsequent quarters in 2005. There were no additions to the restructure reserve in the second quarter of 2005.

Subsequent to our second quarter 2005 earnings release on July 28, 2005, the Company determined that its outsourced underwriting subsidiary, MAAS, (acquired in May 2004) had, through a repetitive clerical error, overbilled its principal customer for postage expenses since September 2003. The Company has recorded an adjustment to reduce revenue ($.9 million) in the second quarter of 2005, which represents approximately 1.1% of consolidated revenues for the quarter. The impact on net income was $0.2 million relating to the current quarter and $0.3 million related to previous reporting periods.

Note 14: Related Party Transaction

During the, six months ended June 30, 2005, we paid approximately $80 thousand to Douglas Consulting, a United Kingdom-based IT company 100% owned by John L. Spenser, an Executive Vice President of the Company, for information technology (IT) consulting services provided to our U.K. subsidiary, Medicals Direct Group. This arrangement was terminated in April 2005.

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

Our annual report or Form 10-K for the year ended December 31, 2004, should be read in conjunction with this quarterly report on Form 10-Q. The “Risk Factors” section of the 10-K addresses some of the important risk factors that are affecting or may affect our business, results of operations and financial condition. These risk factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors not identified could also have material adverse effects on our future results.

The forward-looking statements included in this quarterly report are made as of the date of this report. Other than as required by law, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect events or circumstances that subsequently occur or of which we hereafter become aware.

Overview:

Hooper Holmes, Inc. and its subsidiaries currently engage in two principal businesses, which are operated as distinct business divisions:

•	Our Health Information Division, which we formerly referred to as the Health Information Business Unit or HIBU, is one of the leading providers of outsourced risk assessment services to the life and health insurance industry. The risk assessment services that we provide include:

•	our Portamedic business, which involves the arranging of paramedical and medical examinations (including blood and urine specimen collection), primarily in connection with insurance carriers’ processing and evaluation of the risks associated with underwriting insurance policies (mainly life insurance policies);

•	under the Infolink name, tele-underwriting, telephone personal health interviews and medical records retrieval;

•	through our wholly-owned subsidiary, Heritage Labs, the processing of specimens obtained in connection with our paramedical examinations, as well as the specimens provided by third-party health information service providers; and

•	outsourced underwriting services provided by Mid-America Agency Services, Inc. (MAAS), acquired in May 2004.

This collective information assists the insurance carriers in evaluating mortality and morbidity risks of the applicants they process.

•	Our Claims Evaluation Division, which we formerly referred to as the Diversified Business Unit, provides medical claims services to insurance adjusters for use in processing accident claims, primarily on behalf of property and casualty insurance carriers. The core activity of the businesses comprising the Claims Evaluation Division consists of arranging for independent medical exams (IMEs) for the purpose of determining the nature, source and extent of injury.

Over the course of its 100+ year history, the Company has had diversified businesses, but since the sale of a segment in 1995 our sole business had been that conducted by the Health Information Division. In August 2002, we determined to expand that business geographically by acquiring Medicals Direct Group, a company based in the United Kingdom that provides paramedical examinations (referred to as “screenings” in the U.K.) and underwriting services to the life insurance industry, medical services through company-operated clinics, and medical reports to the legal profession. This acquisition afforded us the opportunity to enter the U.K. insurance market and potentially expand into insurance markets throughout Europe, though our research to date suggests that the life insurance markets in Europe are in a very early stage of formation relative to what such markets may need by way of medical underwriting services. In 2003, we enhanced our presence in the United Kingdom through Medicals Direct Group’s acquisition of three complimentary companies, which increased its market share in the United Kingdom and enhanced its screenings and general medicals businesses. In 2004, Medicals Direct Group completed two additional acquisitions to expand its services being provided to the legal profession.

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

Our Claims Evaluation Division is the result of our implementation of a plan, formulated in 2001 and 2002, to diversify into a second major segment of business, in part to address what our management anticipated would be a continued worsening of the market conditions affecting our Health Information Division. In October 2002, we completed the first of four acquisitions in the automobile no-fault and workers’ compensation industries by acquiring D&D Associates. D&D is a New York-based IME company which provides case management services primarily to property and casualty insurance companies in the New York City metropolitan area. The D&D acquisition represented our initial entry into the IME market, and furthered our strategy of acquiring businesses that complemented our existing health information business. In October 2003, we acquired Medimax, Inc., a provider of IMEs and functional capacity evaluations for workers’ compensation, disability and no-fault customers, primarily in Pennsylvania and New Jersey. In January 2004, we acquired Allegiance Health, Inc., a provider of IMEs, peer reviews and closely related services to the automobile no-fault insurance market in New York, and IMEs in connection with worker’s compensation claims in New York. In May 2004, we acquired Michigan Evaluation Group, which provides IMEs in Michigan to workers’ compensation and no-fault auto claims handlers. Together, D&D, Medimax, Allegiance Health and Michigan Evaluation Group constitute our Claims Evaluation Division. The Medimax operation was merged into the remaining CED operations in the second quarter of 2005.

Our management, in evaluating the Company’s operating performance and financial condition, focuses on:

•	our development of value added services;

•	our ability to retain and expand the share of a client’s business we enjoy;

•	our success in securing additional clients;

•	our ability to deliver a superior service to our customers, at the lowest price;

•	certain performance criteria, which includes actual performance to budget;

•	maintaining proper expense levels relative to business volume.

Management has focused on the need for a superior service at the lowest possible price since the insurance industry has evolved to one which is very price sensitive. Our business plan requires that costs must be controlled to insure favorable pricing to our customers and to maintain satisfactory margins.

In our Health Information Division (HID) segment, we service most of the major insurance companies in the U.S. and therefore our objective is to expand our share of their books of business, and hence our market share. We expect to successfully execute this plan by continuing to expand our service to the life insurance industry. This includes our most recently acquired capabilities in underwriting services for our clients. Major life insurers have been reducing costs as well, and the size and capacity of underwriting departments is noticeably reduced. Our U.K. subsidiary has been performing outsourced underwriting services for several years, as has Mid-America Agency Service (MAAS). One goal for 2005 is to secure more U.S. based outsourced underwriting, and use of our resources at MAAS are a primary driver of this initiative. Combining this initiative with our existing Portamedic and Heritage Labs services should result in applications for life insurance policies being issued more promptly, thereby significantly benefiting our clients.

In our Claims Evaluation Division Unit (CED) segment, our strategy is to expand into key states to form a foundation of strong business units in both automobile no-fault insurance and workers compensation markets. If successful, this will permit the Company to expand organically in the future and achieve greater diversification in the state regulatory environments away from New York State, where we have been experiencing regulatory changes adverse to our CED business. With respect to our CED assets, our strategy is to become a unified national provider of outsourced independent medical examination services while retaining the strong local presence of our individual companies. Accordingly, we have adopted the approach where most, but not all, CED functions will be centralized. Specifically, the immediate plan objectives are to:

•	substantially expand our present panel of doctors so as to be able to provide a more extensive selection of IME providers to our clients in all major markets. We intend to leverage Hooper Holmes’ resources by creating a centrally managed doctor recruitment function.

•	complete and take delivery of our enhanced CED IT system. The system is designed in four component pieces, which will be delivered in phases, through most of 2005. This system will centralize the division’s financial functions and provide a unified operational platform.

•	utilize our reorganized sales teams at our CED companies so that we can best accommodate national, as well as local and regional, sales initiatives. We have

•	appointed a national sales manager for the division and identified certain individuals with division-wide sales responsibilities and have hired an experienced salesperson.

•	utilize our recently centralized medical provider credentialing function at the CED division level. By centralizing such function, we are benefiting from the economies of scale of providing such services to all CED companies in conjunction with providing similar services to the HID.

We have the resources in place to achieve these objectives and we have committed capital spending to accelerate the process.

Results of Operations

Three and six months ended June 30, 2005 compared to three months and six months ended June 30, 2004.

The table below sets forth certain consolidated operating data for the periods indicated.

	Three Months ended June 30,				Six Months ended June 30,
(in thousands)	2005		2004		2005		2004
Revenues	$83,969	100.0%	$82,842	100.0%	$166,471	100.0%	$162,835	100.0%
Cost of operations	60,665	72.2%	59,770	72.1%	119,508	71.8%	116,918	71.8%

Gross profit	23,304	27.8%	23,072	27.9%	46,963	28.2%	45,917	28.2%
Selling, general and administrative expenses	18,390	21.9%	17,353	21.0%	37,850	22.7%	35,145	21.6%

Operating income	4,914	5.9%	5,719	6.9%	9,113	5.5%	10,772	6.6%

Other income (expense):
Interest expense	(166)	-0.2%	(196)	-0.3%	(346)	-0.2%	(344)	-0.2%
Interest income	130	0.1%	51	0.1%	177	0.1%	156	0.1%
Other expense, net	(131)	-0.2%	(76)	-0.1%	(227)	-0.1%	(200)	-0.1%

	(167)	-0.3%	(221)	-0.3%	(396)	-0.2%	(388)	-0.2%

Income before income taxes	4,747	5.6%	5,498	6.6%	8,717	5.3%	10,384	6.4%

Income taxes	1,872	2.2%	2,129	2.5%	3,467	2.1%	3,934	2.4%

Net income	$2,875	3.4%	$3,369	4.1%	$5,250	3.2%	$6,450	4.0%

Analysis of Comparative Operating Results

Revenues

Our consolidated revenues for the three months ended June 30, 2005 totaled $83.9 million, an increase of $1.1 million or 1.4% compared to the corresponding period of 2004. For the six months ended June 30, 2005, our consolidated revenues were $166.5 million compared to $162.8 million in the prior period of 2004, and increase of $3.6 million or 2.2%. The following provides a summary of the revenues derived from the main components of our business during the three and six months ended June 30, 2005 and 2004.

•	Medicals Direct, our UK subsidiary, increased its revenues by 11% to $11.1 million and $21.7 million for the three and six months ended June 30, 2005, as a result of aggressive expansion efforts and select small acquisitions made in 2004;

•	Heritage Labs, generated revenue growth of 29% to $5.3 million and 21% to $10.1 million for the three and six months ended June 30, 2005.

•	Infolink generated revenue growth of 11% to approximately $8.1 million and 9% to $15.1 million for the three and six months ended June 30, 2005.

•	Mid-America Agency Services (MAAS), our outsourced underwriting business (acquired on May 1, 2004) generated $4.2 million and $8.7 million in revenues for the three and six months ended June 30, 2005.

•	Portamedic revenues decreased to $45.0 million, compared to $48.2 million for the three months ended June 30, 2005 and decreased to $90.0 million from $98.2 million for the six months ended June 30, 2005.

•	Revenues for the Claims Evaluation Division (CED) decreased 8% to $10.2 million for the three months ended June 30, 2005, and was $20.8 million for the six months ended June 30, 2005 and 2004.

Subsequent to our second quarter 2005 earnings release on July 28, 2005, the Company determined that its outsourced underwriting subsidiary, MAAS, (acquired in May 2004) had, through a repetitive clerical error, overbilled its principal customer for postage expenses since September 2003. The Company has recorded an adjustment to reduce revenue ($.9 million) in the second quarter of 2005, which represents approximately 1.1% of consolidated revenues for the quarter. The impact on net income was $0.2 million relating to the second quarter billing error and $0.3 million related to previous reporting periods.

Health Information Division. For the three months ended June 30, 2005, the HID segment’s revenues were $73.8 million, an increase of $2.0 million (2.7%) compared to the corresponding period of the prior year. For the six months ended June 30, 2005, the HID’s segment’s revenues were $145.7 million, an increase of $3.6 million (2.5%) compared to the corresponding period of the prior year.

Revenues of the Portamedic business were down $3.2 million ($45.0 million vs. $48.2 million) and $8.2 million ($90.0 million vs. $98.2 million) in the three and six months ended June 30, 2004 compared to the corresponding periods of the prior year. The decline was the result of:

•	decreases in the number of paramedical examinations performed (643,000 vs. 649,000 in the three months ended June 30, 2005 and 2004, respectively; 1,283,000 vs. 1,315,000 in the six months ended June 30, 2005 and 2004, respectively);

•	reduced life insurance application activity, down 4.4% and 3.4% in the three and six month periods ended June 30, 2005 compared to the corresponding periods of the prior year, as reported by The Medical Information Bureau Group, Inc., a provider of information and database management services; and

•	decreases in the average revenue per examination, down 5.8% in each of the three month ($73.62 vs. $78.14) and six month ($73.64 vs. $78.19) periods ended June 30, 2005 compared to the corresponding periods of the prior year), reflecting price having become the main driver in insurance companies’ selection of paramedical service vendors.

•	the decline of business from a major customer throughout the first half of 2005 and the subsequent loss of that customer which provided 1.5% of our consolidated revenues in the six months ending June 30, 2005 and 1.9% in 2004.

Infolink. The declines in revenues derived by our Portamedic business were partially offset by the increases in the revenues derived by our Infolink business of $.8 million ($8.1 million vs. $7.3 million) and $1.2 million ($15.1 million vs. $13.9 million) in the three and six month periods ended June 30, 2005, compared to the corresponding periods of the prior year. The increased Infolink revenue was primarily due to the increased number of Infolink reports (177,000 vs. 143,000 in the three months ended June 30, 2005 and 2004, respectively; 332,000 vs. 273,000 in the six months ended June 30, 2005 and 2004, respectively). The average revenue per Infolink unit decreased 11.6% ($45.70 vs. $51.68) and 11.1% ($45.45 vs. $51.11) in the three and six month periods ended June 30, 2005, compared to the corresponding periods of the prior year. The growth in Infolink is attributable to the continued success of its centralized call center located in Kansas City, KS.

During 2004, we were awarded several contracts to handle certain clients’ tele-interviews, and in the first quarter of 2005 we entered into agreements for Infolink services with additional clients. Our management believes that by securing a carrier’s Infolink business we may be able to secure its paramedical and attending physician statement (APS) business, as well.

Revenues for our Medicals Direct Group (MDG) were $11.1 million and $21.7 million for the three and six month periods ended June 30, 2005, respectively, compared to $10.0 million and $19.5 million for the corresponding periods of the prior year, respectively. Management attributes the increases in MDG’s revenues to organic growth fueled by aggressive expansion efforts, to select small acquisitions completed in 2004 and the addition of new insurance company clients for underwriting services. Medicals Direct is a leading provider of screenings and outsourced underwriting services in the U.K.

Revenues for Other Services, consisting of Heritage Labs and MAAS, were $9.5 million and $18.9 million for the three and six month periods ended June 30, 2005, respectively, compared to $6.2 million and $10.5 million for the corresponding periods of the prior year, respectively. The principal factors contributing to the increases were:

•	increases in the number of samples tested (238,000 vs. 196,000 in the three months ended June 30, 2005 and 2004, respectively; 459,000 vs. 402,000 in the six months ended June 30, 2005 and 2004, respectively);

•	increases in the average price per sample tested (.82% and 3.0% in the three and six month periods ended June 30, 2005, respectively, compared to the corresponding periods of the prior year);

•	increased production of contract manufactured specimen kits and growth in reflexive testing.

•	Inclusion of revenue for the full period in 2005 from the May 2004 acquisition of MAAS and growth in the business from MAAS’s principal insurance underwriting client.

Claims Evaluation Division. Revenues for the CED segment totaled $10.2 million in the three months ended June 30, 2005 compared to $11.0 million in the three months ended June 30, 2004, and decrease of 7.5%. For each of the six months ended June 30, 2005 and 2004, revenues for the CED segment were $20.8 million.

The decrease in the CED segments revenue for the three and six months ended June 30, 2005 compared to the corresponding periods of the prior year is due to a combined reduction in revenue of D&D Associates, Medimax Inc. and Allegiance Health Inc. of 13.6% and 9.5% respectively, offset by a 54% increase in revenues of Michigan Evaluation Group, acquired in May 2004. The decline in revenues was attributable to several factors, including:

•	a decline in automobile claims activity in New York (the primary markets of D&D Associates and Allegiance Health Inc.), which management believes is attributable to more conservative automobile insurance underwriting standards;

•	the continuing effects of regulatory changes requiring claimants and medical practitioners to notify insurers of potential no-fault auto claims on a more timely basis, which has resulted in a decline in the number of claims that may be considered for an IME or peer review;

•	increased enforcement of insurance fraud laws by the New York State Insurance Fraud Bureau and special investigative units of insurance companies, which reduces such companies’ need for additional claims evaluation services; and

•	increased competition from other service providers, which has apparently led insurers to more evenly distribute claims among vendors.

We continue our efforts to counter this decline in revenues by seeking to expand market share through, among other things, continuing to focus on the higher quality of service standards we believe we provide over our competitors, aggressively marketing our services to other no-fault automobile insurance providers, continuing to expand into workers’ compensation markets and becoming a national provider of IME’s.

Recognizing that the above factors have created structural changes in the New York market, the Claims Evaluation Division intends to take a number of steps to address those changes, including: more aggressively selling its services to claims handlers, with the focus being on the high quality of the services we provide; expanding organically into new service areas by leveraging the division’s infrastructure and experienced staff; utilizing the division’s updated web-based platform, which will allow for higher quality and more timely services; expansion into additional states as well as expanding our existing contractual relationships to national relationships.

Cost of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2005	% of Segment Revenues	2004	% of Segment Revenues	2005	% of Segment Revenues	2004	% of Segment Revenues
HID
Portamedic/ Infolink	$39.6	74.6	$40.7	73.4	$77.8	74.0	$81.4	72.7
Medicals Direct	8.3	75.0	7.3	72.5	16.3	75.3	14.4	73.7
Other Services	5.6	58.6	4.0	63.4	10.9	57.8	6.5	61.8

Total HID segment	$53.5	72.6	$52.0	72.4	105.0	72.1	102.3	72.0
CED Segment	7.1	69.8	7.8	70.7	14.5	69.8	14.6	70.3

Total	$60.7	72.3	$59.8	72.1	$119.5	71.8	$116.9	71.8

Our total consolidated cost of operations for the three months ended June 30, 2005 was $60.7 million, compared to $59.8 million for the three months ended June 30, 2004, an increase of 1.5%. As a percentage of revenues, our cost of operations increased slightly to 72.3% for the three months ended June 30, 2005 compared to 72.1% for the three months ended June 30, 2004.

Total consolidated cost of operations for the six months ended June 30, 2005 was $119.5 million, compared to $116.9 million for the corresponding period of the prior year, an increase of 2.2%. As a percentage of revenues, cost of operations was 71.8% for the six months ended June 30, 2005 and 2004.

Health Information Division. Cost of operations for the Health Information Division was $53.5 million for the three months ended June 30, 2005, compared to $52.0 for the three months ended June 30, 2004, an increase of $1.5 million (3.0%). As a percentage of the HID segment’s revenues, its cost of operations increased to 72.6% for the three months ended June 30, 2005, compared to 72.4% for the period ending June 30, 2004.

Cost of operations for the HID segment was $105.0 million for the six months ended June 30, 2005, compared to $102.3 million in the corresponding period of the prior year, an increase of $2.7 million (2.6%). As a percentage of the HID’s revenues, its cost of operations totaled 72.1% for the six months ended June 30, 2005, compared to 72.0% for the six months ended June 30, 2004.

Cost of operations for the Portamedic and Infolink businesses totaled $39.6 million and $77.8 million for the three and six month periods ended June 30, 2005, respectively, compared to $40.7 million and $81.4 million for the three and six month periods ended June 30, 2004, respectively. As a percentage of revenues, cost of operations was 74.6% and 74.0% for the three and six months ended June 30, 2005 compared to 73.4% and 72.7% for the corresponding period of the prior year. The decrease in cost of operations for the three and six months ended June 30, 2005, compared to the corresponding period of the prior year is due to reduced levels of revenue for the Portamedic business, offset by higher revenue levels of Infolink, which has a lower gross margin than that of Portamedic.

Cost of operations for the Medicals Direct Group totaled $8.3 million and $16.3 million for the three and six month periods ended June 30, 2005, respectively, compared to $7.3 million and $14.4 million for the three and six month periods ended June 30, 2004, respectively. The increases in cost of operations was due to higher revenue levels of underwriting services and screenings, and higher physician costs associated with the Screenings business. Medicals Direct cost of operations represented 75.0% and 75.3% of its revenues for the three and six month periods ended June 30, 2005, respectively, compared to 72.5% and 73.7% for the three and six month periods ended June 30, 2004, respectively.

Cost of operations for Other Services totaled $5.6 million and $10.9 million for the three and six month periods ended June 30, 2005, respectively, compared to $4.0 million and $6.5 million for the three and six month periods ended June 30, 2004, respectively. The dollar increase in cost of operations reflected the higher revenue levels for Heritage Labs and MAAS, acquired in May 2004. Other Services’ cost of operations represented 58.6% and 57.8% of its revenues for the three and six month periods ended June 30, 2005, compared to 63.4 % and 61.8% for the three and six month periods ended June 30, 2004. The decreased cost of operations as a percentage of revenues was due to:

•	reduced laboratory and kit labor costs – more effective utilization of employee labor versus contract labor due to improved scheduling of production runs.

•	reduced material costs – increased yields for certain tests by reformulating reagents used in the testing process and improved efficiency of newly acquired testing equipment.

•	MAAS’s ability to leverage its existing underwriting cost structure.

Claims Evaluation Division. Cost of operations for the Claims Evaluation Division totaled $7.1 million in the three months ended June 30, 2005, a decrease of $.7 million compared to the corresponding period of the prior year. For the six months ended June 30, 2005, the CED segment’s cost of operations was $14.5 million, compared to $14.6 million in the corresponding period of the prior year.

As a percentage of the CED segment’s revenues, its cost of operations represented 69.8% for the three and six month periods ended June 30, 2005, compared to 70.7% and 70.3% in the three and six month periods ended June 30, 2004, respectively. The decrease in the CED segment’s cost of operations was due to lower revenue levels of D&D Associates, Medimax Inc. and Allegiance Health Inc., offset by increased costs of Michigan Evaluation Group, which experienced revenue growth.

Selling, General and Administrative Expenses:

As reflected in the table below, consolidated selling, general and administrative (SG&A) expenses for the three months ended June 30, 2005 totaled $18.4 million, compared to $17.4 million for the three months ended June 30, 2004, an increase of 6.0%. SG&A expenses for the three months ended June 30, 2005 represented 21.9% of consolidated revenues, compared to 21.0% in the corresponding period of the prior year.

Consolidated SG&A expenses for the six months ended June 30, 2005 totaled $37.8 million, compared to $35.1 million for six months ended June 30, 2004, an increase of 7.7%. SG&A expenses for the six months ended June 30, 2005 represented 22.7% of consolidated revenues, compared to 21.6% in the corresponding period of the prior year.

	For the Three Months ended June 30			For the Six Months ended June 30
(in millions)	2005	2004	Change 2005 vs. 2004	2005	2004	Change 2005 vs. 2004
HID	$16.0	$15.0	$1.0	$33.0	$30.3	$2.7
CED	2.4	2.4	—	4.8	4.8	—

Total	$18.4	$17.4	$1.0	$37.8	$35.1	$2.7

Health Information Division. SG&A for the HID Segment includes this segment’s SG&A plus SG&A for all Corporate overhead departments. SG&A expenses for the HID segment increased $1.0 million to $16.0 million for the three months ended June 30, 2005, compared to $15.0 million for the three months ended June 30, 2004, an increase of 6.9%. For the six months ended June 30, 2005, SG&A expenses increased $2.7 million to $33.0 million, compared to $30.4 million for the corresponding period of the prior year, an increase of 8.8%. The increases were principally the result of:

•	Increased costs of the Medicals Direct Group for additional staff required to support the revenue growth, particularly in the areas of underwriting and screenings, ($.4 million and $.8 million in the three and six months ended June 30, 2005, respectively)

•	costs associated with additional staff required in the Information Technology department to better serve clients’ needs and support operations ($.2 million and $.4 million in the three and six months ended June 30, 2005, respectively)

•	costs associated with the opening and operations of the Company’s primary data center in Allentown, PA. ($.2 million and $.3 million in the three and six months ended June 30, 2005, respectively.

•	costs associated with the acquisition of MAAS in the second quarter of 2004 ($0.2 million and $.9 million for the three and six month periods ended June, 2005).

The HID segment’s SG&A expenses represented 21.7% and 22.7% of its revenues for the three and six month periods ended June 30, 2005, respectively, compared to 20.9% and 21.4% for the three and six month periods ended June 30, 2004, respectively.

Claims Evaluation Division. The CED segment’s SG&A expenses totaled $2.4 million for the three months ended June 30, 2005 and 2004. The CED segment’s SG&A expenses totaled $4.8 million for the six months ended June 30, 2005 and 2004. SG&A expenses reflect the acquisition of Michigan Evaluation Group in May 2004 and additional CED management positions added to expand this segment, offset by SG&A expense reductions associated with the decline in revenues of D&D Associates, Medimax Inc. and Allegiance Health Inc. during the three and six months ended June 30, 2005, compared to the comparable period of the prior year.

Operating Income:

Consolidated operating income for the three months ended June 30, 2005 decreased to $4.9 million, from $5.7 million for the three months ended June 30, 2004. Consolidated operating income as a percentage of consolidated revenues in the three month periods ended June 30, 2005 and 2004 was 5.9% compared to 6.9% in the prior period.

Consolidated operating income for the six months ended June 30, 2005 decreased 15.4% to $9.1 million, from $10.8 million for the six months ended June 30, 2004. Consolidated operating income decreased to 5.5% of consolidated revenues in the six months ended June 30, 2005.

Health Information Division. As a result of the factors discussed above, operating income for the HID segment decreased to $4.2 million for the three months ended June 30, 2005 from $4.8 million for the three months ended June 30, 2004. The HID segment’s operating income decreased to 5.7% of its revenues in the three months ended June 30, 2005, compared to 6.7 % in the corresponding period of the prior year.

Operating income for the HID segment decreased to $7.7 million for the six months ended June 30, 2005 from $9.4 million for the six months ended June 30, 2004. The HID segment’s operating income decreased to 5.3% of its revenues in the six months ended June 30, 2005, compared to 6.6% in the corresponding period of the prior year.

Claims Evaluation Division. Operating income for the CED segment decreased $0.2 million to $0.7 million for the three months ended June 30, 2005, compared to $0.9 million for the three months ended June 30, 2004. The CED segment’s operating income was 7.2% of its revenues for the three months ended June 30, 2005, compared to 8.0% for the three months ended June 30, 2004.

For the six months ended June 30, 2005, the CED segment’s operating income increased $0.1 million to $1.5 million, compared to $1.4 million for the six months ended June 30, 2004. The CED segment’s operating income was 7.0% of its revenues for the six months ended June 30, 2005, compared to 6.7% for the corresponding period of the prior year.

Interest Income:

Interest income for the three months ended June 30, 2005 and 2004 was $0.1 million. For the six months ended June 30, 2005, interest income was $0.2 million.

Interest Expense:

Interest expense for the three months ended June 30, 2005 and 2004 was $0.2 million. For each of the six months ended June 30, 2005 and 2004 interest expense was $0.3 million.

Income Taxes:

The effective tax rate was 39.4% and 38.7% for the three months ended June 30, 2005 and 2004, respectively.

The effective tax rate was 39.8% and 37.9% for the six months ended June 30, 2005 and 2004 respectively. The increase in the effective rate was due to the impact of book to tax differences which resulted in lower taxable income.

Net Income:

Net income for each of the three months ended June 30, 2005 was $2.9 million or $0.04 per diluted share compared to $3.4 million or $.05 per diluted share for the three months ended June 30, 2004.

Net income for the six months ended June 30, 2005 was $5.3 million or $0.08 per diluted share, versus $6.4 million or $0.10 per diluted share for the six months ended June 30, 2004.

Inflation did not have a significant effect on the Company’s operations in the three or six month periods ended June 30, 2005.

Liquidity and Financial Resources

The Company’s primary sources of cash are internally generated funds, cash equivalents, marketable securities and the Company’s $35 million revolving credit facility. At June 30, 2005 and December 31, 2004, working capital was $38.8 million and $38.3 million, respectively. Our current ratio as of June 30, 2005 and December 31, 2004 was 2.2 to 1, and 2.1 to 1, respectively. Management believes that the combination of cash, cash equivalents, marketable securities and available borrowings under our revolving credit facility, along with anticipated cash flows from operations, should provide sufficient capital resources to satisfy both our short-term and foreseeable long-term needs.

Cash Flows Used In Operating Activities.

For the six months ended June 30, 2005, net cash used in operating activities was $2.2 million. The significant sources were net income of $5.3 million adjusted for the non-cash expenses of $4.2 million for depreciation and amortization. These items were offset by an increase in accounts receivable of $5.9 million, a decrease in accounts payable and accrued expenses of $4.4 million, and an increase in other assets of $1.2 million. Consolidated days sales outstanding, measured on a rolling 90-day basis, was 50.8 days at June 30, 2005, 53.1 days at March 31, 2005 and 46.6 days at December 31, 2004.

The increase in accounts receivable at June 30, 2005 compared to December 31, 2004, was the result of:

•	increased revenue in June 2005 over December 2004 in Portamedic and Infolink, Heritage Labs Inc. and Medicals Direct Group Inc., which has an immediate impact on the accounts receivable balance at June 30, 2005.

•	new contract terms with certain clients that allow for payment terms beyond the Company standard of net 30 days.

•	temporary delays from certain customers in processing second quarter 2005 payments.

Cash Flows Used in Investing Activities.

During the six months ending June 30, 2005, the Company made required performance related payments relative to the 2002 acquisition of D&D Associates, the 2003 acquisition of Medimax Inc. and the 2004 acquisitions of Allegiance Health Inc. and Michigan Evaluation Group, Inc., totaling $3.8 million. Relative to the Medimax Inc. and Michigan Evaluation Group Inc. acquisitions, if certain performance criteria are met, additional contingent considerations could be paid in 2006 totaling $0.9 million and will be funded from cash from operations.

Also in the six months ending June 30, 2005 the Company made required payments of additional purchase price related to the 2003 Heritage Lab acquisition and the 2004 acquisitions of Allegiance Health Inc. and Michigan Evaluation Group Inc., totaling $2.6 million. In 2006, an additional payment of $3.3 million will be made relative to the 2003 Heritage Lab acquisition. All payments are expected to be funded from cash from operations.

During the six months ended June 30, capital expenditures totaled approximately $2.3 million and were funded from cash from operations.

Cash Flows Used in Financing Activities

On October 29, 1999, the Company entered into a $100 million Amended and Restated Revolving Credit and Term Loan Agreement with three banks. This senior credit facility consists of a $65 million six-year term loan and a $35 million three-year revolving loan, both unsecured. During 2001, the three-year revolving loan expiration date was extended for one year to October 31, 2003. During 2003, the revolving loan expiration date was extended for three years to October 31, 2006. There were no borrowings outstanding against the revolving loan at June 30, 2005. There are no additional borrowings available under the original $65 million term loan due to previous borrowings, which have been repaid. As of June 30, 2005, $1.0 million is outstanding under the term loan. A principal payment of $1.0 million is due to be repaid on January 31, 2006. The Company has not borrowed under the $35 million revolving loan.

Both the term loan and the revolving loan bear interest at either the prime rate minus  1/2% or LIBOR plus  3/4% to 1 3/4%, depending on the ratio of our consolidated funded debt, as defined, to earnings before interest, taxes, depreciation and amortization, or “EBITDA.” As of June 30, 2005 interest was payable at an effective average annual interest rate of 4.29%. Either loan can be prepaid without penalty at any time. Commitment fees of up to 0.3% of the unused revolving loan are charged. The agreement contains the following financial covenants:

•	dividends are limited to 50% of the Company’s average quarterly net income;

•	the Company’s Consolidated Fixed Charge Coverage Ratio, as defined, must be no less than 1.50 to 1.00, measured on a trailing four quarter basis;

•	the Company’s Consolidated Funded Debt to EBITDA Ratio, as defined, must not at any time exceed 2.75 to 1.00, measured on a trailing four quarter basis;

•	the Company is not permitted to purchase shares of its stock for an aggregate purchase price in excess of $25 million for the period October 30, 2003 to October 31, 2006.

As of June 30, 2005, the Company is in compliance with all financial covenants.

Our debt agreement with three banks expires in October 2006. We have initiated discussions with our banks to replace this agreement with a larger revolving credit arrangement with a layer of permanent debt if required. These discussions are very preliminary and it is anticipated that we will be completed in 2005.

On May 30, 2000, the Board of Directors adopted a resolution authorizing the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $25 million. The Boards resolution was superseded on April 27, 2005 when the Board of Directors authorized the repurchase of between 1.0 and 1.5 million shares of the Company’s common stock in any calendar year. Shares may be repurchased in open market purchases or through privately negotiated transactions. All share repurchases will be made in compliance with applicable rules and regulations and may be discontinued at any time. During the six months ending June 30, 2005, the Company purchased 24,800 shares at a total cost of $0.1 million. The Company did not purchase any shares during the six months ended June 30, 2004.

Quarterly dividends paid in February and May of 2005 were $0.015 per share and totaled $2.0 million.

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

Contractual Obligations

Capital expenditures during 2005 are expected to increase by approximately $2.6 million over 2004 ($4.3 million) for the upgrade of the Company’s financial software system, development of case management software and branch operating software and hardware and software for the CED’s IT systems development projects. All 2005 capital expenditures are expected to be funded by cash generated from operations.

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results. Quarterly dividends paid in February and May were $0.015 per share and totaled $2.0 million. At its July 27, 2005 Board Meeting, the Company declared a third quarter dividend of $0.015 per share.

Critical Accounting Policies:

There were no changes to the Company’s critical accounting policies during the three and six months ended June 30, 2005. Such policies are described in the Company’s 2004 annual report on Form 10-K.

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

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of June 30, 2005.

(in thousands)	2005	2006	2007	2008	2010 & Thereafter	Total	Estimated Fair Value
Fixed Rate Investments	$197	$193	$0	$0	$1,690	$2,080	$2,079
Average Interest Rates	2.33%	3.27%			2.49%	2.55%

The Company is also exposed to interest rate risk primarily through its borrowing activities, which are described in Note 12 to the unaudited interim consolidated financial statements included in this quarterly report on Form 10-Q. The Company’s borrowings are under variable rate instruments. Future payments due under borrowings are $57 thousand in 2005 and $1.0 million in 2006, at an average interest rate of 4.29%.

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

Based on the Company’s market risk sensitive instruments (including investments and variable rate debt) outstanding at June 30, 2005, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures as of June 30, 2005, the end of the period covered by this quarterly report. Disclosure controls and procedures are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, amended (the “Exchange Act”) to mean controls and procedures that are designed to ensure that information required to be disclosed by an SEC-reporting company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, our disclosure controls and procedures were effective as of June 30, 2005.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and is required to evaluate any change in our internal control over financial reporting that occurred during each of our fiscal quarters that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2005. However, in August 2005, the Company instituted new controls and procedures related to the subsidiary overbilling matter as described in the Management Discussion and Analysis and in Note 13 to the unaudited consolidated financials statements.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases made by the Company during the three and six months ended June 30, 2005.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans of programs	Maximum number of shares that may yet be purchased under the plans or programs (a)
January 1 – March 31, 2005	—	—	—

April 1 – June 30, 2005	24,800	3.95	24,800

Total	24,800	3.95	24,800	1,475,200

On May 30, 2000, the Board of Directors adopted a resolution authorizing the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $25 million. The Boards resolution was superseded on April 27, 2005 when the Board of Directors authorized the repurchase of between 1.0 and 1.5 million shares of the Company’s common stock in any calendar year. Shares may be repurchased in open market purchases or through privately negotiated transactions. All share repurchases will be made in compliance with applicable rules and regulations and may be discontinued at any time. During the six month period ending June 30, 2005, the Company purchased 24,800 shares. During the six month period ending June 30, 2004, the Company did not purchase any shares.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders on May 24, 2005, the shareholders elected Benjamin A. Currier, Elaine L. Rigolosi and Leslie Hudson to serve as directors until the 2008 Annual Meeting and ratified the selection of KPMG LLP to serve as the Company’s independent registered public accounting firm for 2005.

The chart below names each director nominated for election by the shareholders at the 2005 Annual Meeting, the number of votes cast for, against or withheld and the number of broker non-votes with respect to each such person:

Nominee	For	Votes Cast Against	Withheld	Broker Non-votes	Abstained
Benjamin A. Currier	56,603,549	—	993,643	0	0
Elaine L. Rigolosi	55,286,107	—	2,311,085	0	0
Leslie Hudson	56,797,912	—	799,773	0	0

The name of each director whose term of office as a director continued after the annual meeting is as follows:

Quentin J. Kennedy

James M. McNamee

Kenneth R. Rossano

G. Earle Wight

Roy E. Lowrance

With respect to the ratification of KPMG LLP as independent registered public accounting firm, the number of votes cast was 55,158,997 For, 2,408,195 Against, 30,000 Abstained and 0 Broker Non-votes.

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

Dated: August 9, 2005

BY:	/s/ James M. McNamee
James M. McNamee
Chairman, President and
Chief Executive Officer

BY:	/s/ Fred Lash
Fred Lash
Senior Vice President
Chief Financial Officer &
Treasurer