Form 10-Q
period 2005-09-30
HOOPER HOLMES INC
filed 2005-11-09
CIK 741815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-9972

HOOPER HOLMES, INC.

(Exact name of registrant as specified in its charter)

New York	22-1659359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 Mt. Airy Road, Basking Ridge, NJ	07920
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(908) 766-5000

Former name, former address and former fiscal year, if changed since last report

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant’s common stock as of October 31, 2005 were:

Common Stock, $.04 par value – 65,880,929 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES

Hooper Holmes, Inc.

Consolidated Balance Sheets

(unaudited; dollars in thousands except per share amounts)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$12,188	$16,973
Marketable securities	2,172	6,886
Accounts receivable, net	44,962	42,001
Other current assets	7,117	7,242

Total current assets	66,439	73,102

Property, plant and equipment:
Land and land improvements	628	628
Building	5,048	4,988
Furniture, fixtures and equipment	31,545	29,381
Leasehold improvements	1,773	1,743

Total property, plant and equipment	38,994	36,740
Less: Accumulated depreciation and amortization	26,804	25,540

Property, plant and equipment, net	12,190	11,200
Goodwill	155,586	155,502
Intangible assets, net	31,447	35,380
Other assets	434	521

Total assets	$266,096	$275,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,052	$1,067
Accounts payable	12,632	14,701
Accrued expenses:
Salaries, wages and fees	961	1,105
Income taxes payable	454	2,512
Other	14,688	15,453

Total current liabilities	29,787	34,838

Long term debt, less current maturities	0	1,000
Other long term liabilities	152	3,881
Deferred income taxes	6,967	7,475
Minority interest	348	254

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 67,499,074 in 2005 and 2004.	2,700	2,700
Additional paid-in capital	123,883	126,086
Accumulated other comprehensive income	688	1,466
Retained earnings	115,243	115,424

	242,514	245,676

Less: Treasury stock at cost (1,815,995 shares in 2005 and 2,297,995 shares in 2004)	13,672	17,419

Total stockholders’ equity	228,842	228,257

Total liabilities and stockholders’ equity	$266,096	$275,705

See accompanying notes to unaudited consolidated financial statements.

Hooper Holmes, Inc.

Consolidated Statements of Operations

(unaudited; dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues	$77,548	$82,446	$244,019	$245,281
Cost of operations	59,302	59,161	178,810	176,079

Gross profit	18,246	23,285	65,209	69,202
Selling, general and administrative expenses	22,317	19,260	60,167	54,405

Operating (loss) income	(4,071)	4,025	5,042	14,797
Other income (expense):
Interest expense	(147)	(216)	(493)	(560)
Interest income	111	94	288	251
Other expense, net	(126)	(65)	(353)	(265)

	(162)	(187)	(558)	(574)

(Loss) income before income tax (benefit) expense	(4,233)	3,838	4,484	14,223
Income tax (benefit) expense	(1,742)	1,488	1,725	5,423

Net (loss) income	$(2,491)	$2,350	$2,759	$8,800

Net (loss) income per share:
Basic	$(0.04)	$0.04	$0.04	$0.14
Diluted	$(0.04)	$0.04	$0.04	$0.13

Weighted average number of shares:
Basic	65,527,594	65,032,457	65,351,112	64,965,666
Diluted	65,527,594	66,287,393	66,080,614	66,550,831

See accompanying notes to unaudited consolidated financial statements.

Hooper Holmes, Inc.

Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,759	$8,800
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,200	6,377
Deferred tax benefit	(516)	(200)
Net realized loss on marketable securities available for sale	9	1
Issuance of stock awards	152	206
Fixed asset write-off	683	0
Loss on sale of fixed assets	87	0
Change in assets and liabilities:
Accounts receivable	(3,786)	(3,163)
Other current assets	163	380
Accounts payable and accrued expenses	(7,315)	(371)

Net cash (used in) provided by operating activities	(1,564)	12,030

Cash flows from investing activities:
Purchases of marketable securities	(1,396)	(3,769)
Redemptions of marketable securities	6,107	19,088
Business acquisition, net of cash acquired	(574)	(25,728)
Capital expenditures	(4,239)	(3,112)

Net cash provided by (used in) investing activities	(102)	(13,521)

Cash flows from financing activities:
Principal payments on long term debt	(978)	(1,527)
Proceeds from employee stock purchase plan	0	458
Proceeds related to the exercise of stock options	931	107
Treasury stock acquired	(122)	0
Dividends paid	(2,940)	(2,919)

Net cash used in financing activities	(3,109)	(3,881)

Effect of exchange rate changes on cash	(10)	(48)

Net decrease in cash and cash equivalents	(4,785)	(5,420)
Cash and cash equivalents at beginning of year	16,973	18,651

Cash and cash equivalents at end of period	$12,188	$13,231

Supplemental disclosure of non-cash investing activity
Change in net unrealized gain on marketable securities available for sale	$10	$(27)

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$194	$95
Income taxes	$2,920	$4,605

See accompanying notes to unaudited consolidated financial statements.

HOOPER HOLMES, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2005

Note 1: Basis of Presentation

The financial information included herein is unaudited however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of the management of Hooper Holmes, Inc. (the “Company”), necessary for a fair statement of results for the interim periods presented.

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

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Certain amounts in the nine months ended September 30, 2004 consolidated financial statements have been reclassified to conform with the 2005 financial statement presentation. The Company has reclassified certain auction rate securities for which interest rates reset in less than 90 days, but for which the maturity date is longer than 90 days. Prior to December 31, 2004 the Company followed the common practice of classifying its investment in auction rate securities as cash and cash equivalents on the Company’s consolidated balance sheet. It was determined that these instruments are marketable securities and therefore, the Company has made a reclassification to its consolidated Statements of Cash Flows in order to conform to the current year’s presentation. As of September 30, 2004, the reclassification resulted in a net decrease of approximately $6.9 million in net cash used in investing activities, a decrease in cash and cash equivalents at the beginning of the year of approximately $9.6 million and a $2.7 million decrease in cash and cash equivalents at end of the period. Net cash provided by investing activities resulted from redemptions of marketable securities.

Note 2: Earnings Per Share

“Basic” net (loss) income per share equals net (loss) income divided by the weighted average common shares outstanding during the period. “Diluted” net (loss) income per share equals net (loss) income divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. Common stock equivalents related to the assumed exercise of stock options of “0” and 1,254,936 shares for the three months ended September 30, 2005 and 2004, respectively, and 729,502 and 1,585,165 shares for the nine months ended September 30, 2005 and 2004, respectively, are included in diluted shares outstanding.

Options to purchase 10,118,075 and 6,767,425 shares of the Company’s common stock were excluded from the calculation of diluted net (loss) income per share for the three months ended September 30, 2005 and 2004, respectively, and 6,587,717 and 5,155,175 shares for the nine months ended September 30, 2005 and 2004, respectively, because their exercise prices exceeded the average market price of outstanding common shares for the period and were, therefore, antidilutive.

Note 3: Stock-Based Compensation

The Company has stock-based employee compensation plans. The Company applies the intrinsic value based method of accounting for stock options prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to adopt the disclosure requirements of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. No stock-based compensation cost is reflected in net (loss) income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net (loss) income and net (loss) income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of dollars, except per share data)	2005	2004	2005	2004
Net (loss) income, as reported	$(2,491)	$2,350	$2,759	$8,800
Add: Stock based employee compensation expense included in reported net (loss) income, net of related tax effect	196	—	287	124
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	382	545	1,990	1,878

Pro forma net (loss) income	$(2,677)	$1,805	$1,056	$7,046

Net (loss) income per share:
Basic, as reported	$(.04)	$.04	$.04	$.14
Basic, pro forma	$(.04)	$.03	$.02	$.11
Diluted, as reported	$(.04)	$.04	$.04	$.13
Diluted, pro forma	$(.04)	$.03	$.02	$.11

For the nine months ended September 30, 2004, the Company granted options in January 2004, totaling 50,000 shares. For the nine months ended September 30, 2005, the Company granted options in March, April, August and September totaling 50,000 shares, 255,000 shares, 25,000 shares and 25,000 shares, respectively. The option exercise prices equaled the fair market value of the underlying shares at the date of the grant. The fair value of each stock option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	Sept 30, 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004
Expected Life (in years)	9.31	7.00	9.52	7.00
Expected Volatility	51.58%	51.35%	51.74%	51.35%
Expected Dividend Yield	1.43%	0.82%	1.40%	.82%
Risk-free Interest Rate	4.33%	3.25%	4.20%	3.25%
Weighted Average Fair Value	$2.22	$3.71	$1.98	$3.71

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

The Board’s decision to accelerate the vesting of these options was in response to a review of the Company’s long term incentive compensation programs in light of changes in market practices and recently issued changes in accounting rules resulting from the issuance by the Financial Accounting Standard Board of Statement of Financial Accounting Standard No. 123 (revised 2004) (“FASB No. 123R”), “Share Based Payment,” which the Company is required to implement effective at the beginning of its first quarter in 2006. FASB No. 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005. Management believes that accelerating the vesting of these options prior to the adoption of FASB No. 123R will result in the Company not being required to recognize compensation expense in 2006 in the amount of $362 thousand (after-tax) or in subsequent years through 2008 of $102 thousand (after tax).

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

As a result of the departure of the Company’s Chief Financial Officer effective September 15, 2005, and the resultant impact of the separation agreement on certain stock options held by the former CFO, the Company was required under FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation” to record compensation expense in the amount of $0.3 million in the third quarter of 2005.

Note 4: Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income and other comprehensive (loss) income which refers to those revenues, expenses, gains and losses which are excluded from net (loss) income. Other comprehensive (loss) income includes unrealized gains and losses on marketable securities classified as available-for-sale and the effects of foreign currency translation adjustments.

	Three Month Period Ended
(in thousands)	September 30, 2005	September 30, 2004
Net (loss) income	$(2,491)	$2,350
Other comprehensive (loss) income:
Unrealized holding gains (losses) arising during period		3
Less: reclassification adjustment for (gains) losses included in net (loss) income	—	—

Net unrealized gain (loss) on securities, net of tax	—	3

Foreign currency translation	(80)	(27)

Total comprehensive ( loss) income	$(2,571)	$2,326

	Nine Month Period Ended
(in thousands)	September 30, 2005	September 30, 2004
Net income	$2,759	$8,800
Other comprehensive income:
Unrealized holding gains (losses) arising during period		(8)
Less: reclassification adjustment for (gains) losses included in net income	6	1

Net unrealized gain (loss) on securities, net of tax	6	(7)

Foreign currency translation	(784)	(49)

Total comprehensive income	$1,981	$8,744

Note 5: Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities by major security type and class of security at September 30, 2005 and December 31, 2004, were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
At September 30, 2005

Bank certificates of deposit	$484	$0	$(2)	$482
Government bonds & notes	1,690	0	0	1,690
Corporate debt securities	0	0	0	0

Total	$2,174	$0	$(2)	$2,172

At December 31, 2004

Bank certificates of deposit	$394	$0	$(2)	$392
Government bonds & notes	5,191	0	(8)	5,183
Corporate debt securities	1,313	0	(2)	1,311

Total	$6,898	$0	$(12)	$6,886

Maturities of debt securities classified as available-for-sale were as follows at September 30, 2005.

	Amortized Cost	Fair Value
Due within one year	$484	$482
Due after ten years	1,690	1,690

	$2,174	$2,172

Proceeds from the sale of investment securities available-for-sale were $6.1 million and $10.0 million for the nine months ended September 30, 2005 and 2004, respectively. Gross realized gains included in income for the nine months ended September 30, 2005 and 2004 were $0 and $17 thousand, respectively, and gross realized losses included in income for the nine months ended September 30, 2005 and 2004 were $9 thousand and $18 thousand, respectively.

Note 6: Capital Stock

The net tax benefit derived from the exercise of stock options was $.6 million and $.1 million for the nine months ended September 30, 2005 and 2004, respectively. Options exercised for the nine months ended September 30, 2005 and 2004 totaled 482,800 shares and 66,500 shares, respectively, all of which were issued from treasury stock.

On May 30, 2000, the Board of Directors adopted a resolution authorizing the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $25 million. The Boards resolution was superseded on April 27, 2005 when the Board of Directors authorized the repurchase of between 1.0 and 1.5 million shares of the Company’s common stock in any calendar year. Shares may be repurchased in open market purchases or through privately negotiated transactions. All share repurchases will be made in compliance with applicable rules and regulations and may be discontinued at any time. During the nine month period ending September 30, 2005, the Company purchased 30,800 shares. During the nine month period ending September 30, 2004, the Company did not purchase any shares.

Note 7: Goodwill and Intangible Assets

All identifiable intangible assets are being amortized over their estimated useful lives, as indicated below. Intangible assets consist of:

	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
At September 30, 2005
Non-Competition agreements	4.4	$11,006	$(9,500)	$1,506
Referral base	12.9	37,353	(12,190)	25,163
Contractor Network	7.3	6,382	(5,372)	1,010
Trademarks and tradenames	19.2	4,440	(672)	3,768

		$59,181	$(27,734)	$31,447

At December 31, 2004
Non-Competition agreements	4.4	11,006	(8,512)	2,494
Referral base	12.9	37,353	(9,816)	27,537
Contractor Network	7.3	6,382	(4,978)	1,404
Trademarks and tradenames	19.2	4,440	(495)	3,945

		$59,181	$(23,801)	$35,380

The aggregate amortization expense for intangible assets for the nine months ended September 30, 2005 and 2004, was approximately $3,843 and $4,056 respectively. The estimated intangible amortization expense for the fiscal years ending December 31, 2005 to December 31, 2009 is $5,208, $4,325, $3,382, $2,955 and $2,450 respectively.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005, including a breakdown by the Company’s two segments, the Health Information Division (“HID”) and the Claims Evaluation Division (“CED”), are reflected below:

(in thousands)	HID	CED	Total
Balance as of December 31, 2004	$123,589	$31,913	$155,502

Acquisitions	28	514	542

Foreign currency translation adjustment	(458)	—	(458)

Balance as of September 30, 2005	$123,159	$32,427	$155,586

In accordance with FASB Statement of Financial Accounting Standards No. 142 (“FAS 142”), the Company tests for impairment of goodwill on an annual basis at year-end. In light of certain recent events, the Company’s management deemed it appropriate to test for impairment of goodwill of each of its reporting units as of September 30, 2005. The events or circumstances prompting the impairment testing consisted of the recent changes in the senior management of the Company, the Company’s revised October 2005 earnings guidance and the recent decline in the Company’s share price and market capitalization. Based on a consistently prepared analysis, our management concluded that the fair value of each of the Company’s reporting units exceeded the carrying value of its net assets as of September 30, 2005 and, therefore, there was no impairment to goodwill as of that date. The Company will perform its next annual goodwill impairment test as of December 31, 2005, consistent with prior years. If there is a decline in the fair value of either or both of the Company’s two reporting units from the levels used for the third quarter impairment test, our management anticipates that the year-end test will likely result in our recognizing an impairment charge to goodwill that could be material to the consolidated financial statements.

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

On May 23, 2003, the Company entered into an employment agreement with James M. McNamee, the Company’s President and Chief Executive Officer. On August 24, 2005, Mr. McNamee resigned as President and Chief Executive Officer of the Company. The Company will pay compensation and provide benefits to Mr. McNamee provided for under the provisions of the employment agreement. Mr. McNamee will receive a lump sum payment of $1.5 million representing two times base salary, continued coverage of life, disability and other welfare benefit plans for at least a 24 month period, continued payment of annual life insurance premiums for five years, and lifetime continued coverage under all medical, dental, vision and prescription drug plans. The charge related to this agreement was made in the third quarter of 2005. See Note 10 for additional information.

On July 16, 2005, the Company entered into a Confidential Severance and Release Agreement with its then Chief Financial Officer, Fred Lash. Under the agreement, Mr. Lash resigned as the Company’s Chief Financial Officer effective September 15, 2005, but will remain an employee of the Company on inactive status for the 24 month period ending September 15, 2007. During this period, Mr. Lash is to receive salary at annual rate of $249,952, payable on a semi-month basis on regular pay days for Company employees. The Company will also continue to provide Mr. Lash with all benefits available to him at the time at the time of his resignation, except long-term disability, for a six month period (i.e., until March 15, 2006). From March 15, 2006 to September 15, 2007, the Company will continue to maintain Mr. Lash on its health, dental and life insurance plans. The Company is to provide Mr. Lash with outplacement services up to a maximum of $10,000. Further, the Company will reimburse Mr. Lash for legal fees related to the negotiation and execution of the agreement, up to a maximum of $10,000. In exchange for the consideration provided by the Company Mr. Lash has agreed, for a period of two years (i.e., through September 15, 2007), not to provide any services, in any specified capacity, for any company that provides the same services as the Company. The charge relative to this agreement was made in the third quarter of 2005. See Note 10 for additional information.

The Company has employment retention contracts with certain executive officers of the Company for a one or two-year period from the date a change in control occurs as further defined in the contracts.

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

A summary of segment information as of and for the three and nine month periods ended September 30, 2005 and 2004 is presented below (in thousands).

	As of and for the three months ended September 30, 2005			As of and for the nine months ended September 30, 2005
	HID	CED	Total	HID	CED	Total
Revenue	$68,329	$9,219	$77,548	$214,014	$30,005	$244,019
Operating (Loss) Income	$(4,370)	$299	$(4,071)	$3,283	$1,759	$5,042
Total Assets	$214,645	$51,451	$266,096	$214,645	$51,451	$266,096
Depreciation/Amortization	$1,377	$598	$1,975	$4,323	$1,877	$6,200

	As of and for the three months ended September 30, 2004			As of and for the nine months ended September 30, 2004
	HID	CED	Total	HID	CED	Total
Revenue	$70,986	$11,460	$82,446	$213,065	$32,216	$245,281
Operating Income	$2,865	$1,160	$4,025	$12,240	$2,557	$14,797
Total Assets	$230,952	$33,784	$264,736	$230,952	$33,784	$264,736
Depreciation/Amortization	$1,598	$601	$2,199	$4,725	$1,652	$6,377

Note 10: Other Charges

During the first quarter of 2005, the Company recorded a pretax restructuring charge of approximately $1.0 million ($0.6 million after tax). During the nine months ended September 30, the Company paid $0.8 million in connection with this charge. The charge related to certain employee terminations and branch office closures that occurred in the first quarter of 2005. The Company may incur additional charges of this type in subsequent quarters in 2005. There were no additions to the restructuring reserve in the third quarter of 2005.

During the third quarter of 2005, the Company recorded a pre-tax charge of $3.2 million related to the severance packages of the former Chief Executive Officer and Chief Financial Officer and recorded a pre-tax charge of $1.4 million related to the write-off of certain purchased business applications software. Of these amounts, $3.9 million was recorded in SG & A and $.7 million was recorded in cost of sales.

Note 11: Recently Issued Accounting Standards

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This interpretation states that the term “conditional asset retirement obligation”, as used in paragraph A23 of SFAS No. 143 refers to a legal obligation to perform an asset retirement in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement obligation is unconditional even though uncertainty exists about the timing and/or method of settlement. The effective date for adopting this interpretation is no later than the end of fiscal years ending after December 15, 2005. The Company is currently in the process of determining the impact of FIN 47, if any, on its financial condition, results of operations and cash flows.

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

Note 12: Long-Term Debt

On October 29, 1999, the Company entered into a $100 million Amended and Restated Revolving Credit and Term Loan Agreement with three banks. This senior credit facility consists of a $65 million six-year term loan and a $35 million three-year revolving loan, both unsecured. During 2001, the three-year revolving loan expiration date was extended for one year to October 31, 2003. During 2003, the revolving loan expiration date was extended for three years to October 31, 2006. There are no borrowings outstanding against the revolving loan at September 30, 2005. There are no additional borrowings available under the original $65 million term loan due to previous borrowings which have been repaid. As of September 30, 2005, $1.0 million is outstanding against the term loan. A principal payment of $1.0 million is due to be repaid on January 31, 2006. The Company has not borrowed under the $35 million revolving loan.

Both the term loan and the revolving loan bear interest at either the prime rate minus  1/2% or LIBOR plus  3/4% to 1 3/4%, depending on the ratio of our consolidated funded debt, as defined, to earnings before interest, taxes, depreciation and amortization, or “EBITDA.” As of September 30, 2005, interest was payable at an effective average annual interest rate of 4.29%. Either loan can be prepaid without penalty at any time. Commitment fees of up to 0.3% of the unused revolving loan are charged. The agreement contains the following financial covenants:

•	the Company’s Consolidated Fixed Charge Coverage Ratio, as defined, must be no less than 1.50 to 1.00, measured on a trailing four quarter basis;

•	the Company’s Consolidated Funded Debt to EBITDA Ratio, as defined, must not at any time exceed 2.50 to 1.00 measured on a trailing four quarter basis; and

•	the Company is not permitted to purchase treasury stock for an aggregate purchase in excess of $25 million for the period from October 30, 2003 to October 31, 2006.

As of September 30, 2005, the Company was in compliance with all financial covenants.

Note 13: Related Party Transaction

During the first quarter of 2005, we paid approximately $80 thousand to Douglas Consulting, a United Kingdom-based IT company 100% owned by John L. Spenser, an Executive Vice President and Chief Operating Officer, U.S. Operations, of the Company, for information technology (IT) consulting services provided to our U.K. subsidiary, Medicals Direct Group. This arrangement was terminated in April 2005.

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

Forward-looking statements are based on management’s current assumptions, estimates and expectations of future events. We cannot guarantee that these assumptions are accurate or that the estimates and expectations will be realized. Thus, all of these forward-looking statements are subject to risks and uncertainties. Some of the factors that could cause our actual results to differ materially from those projected in any such forward-looking statements include, without limitation:

•	the loss of one or more of our customers and our ability to obtain new customers or additional business from existing customers;

•	our susceptibility to trends and other developments affecting the life and other segments of the insurance industry, including changes in the types of services demanded by life insurance carriers in connection with their underwriting of individual life insurance policies, and by property and casualty insurance carriers in connection with their processing of medical claims;

•	the intense competition in the industries in which we operate, including the impact of pricing pressures;

•	our ability to anticipate, conform and/or modify our business operations to comply with complex state regulations that are subject to frequent changes;

•	our ability to enhance and expand our technology and network infrastructure;

•	the continued success of our acquisitions and other strategic investments;

•	the effectiveness of our sales, advertising and marketing programs;

•	our ability to hire and retain key management personnel, and manage our paramedical examiners, physicians and other key personnel;

•	general industry, economic and political conditions; and

•	a decline in the market value of the Company, which could result in a goodwill impairment charge.

Our annual report on Form 10-K for the year ended December 31, 2004, should be read in conjunction with this quarterly report on Form 10-Q. The “Risk Factors” section of the 10-K addresses some of the important risk factors that are affecting or may affect our business, results of operations and financial condition. These risk factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors not identified could also have material adverse effects on our future results.

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

Overview:

Hooper Holmes, Inc. and its subsidiaries currently engage in two principal businesses, which are operated as distinct business divisions:

Our Health Information Division (HID) is one of the leading providers of outsourced risk assessment services to the life and health insurance industry. The risk assessment services that we provide include:

•	our Portamedic business, which involves the arranging of paramedical and medical examinations (including blood and urine specimen collection), primarily in connection with insurance carriers’ processing and evaluation of the risks associated with underwriting insurance policies (mainly life insurance policies);

•	under the Infolink name, tele-underwriting, telephone personal health interviews and medical records retrieval;

•	through our wholly-owned subsidiary, Medicals Direct Group, based in the United Kingdom, paramedical examinations (referred to as “screenings” in the U.K.) and underwriting services, medical services through company-owned clinics, and medical reports to the legal profession;

•	through our wholly-owned subsidiary, Heritage Labs, the processing of specimens obtained in connection with our paramedical examinations, as well as the processing of specimens provided by third-party health information service providers; and

•	outsourced underwriting services provided by Mid-America Agency Services, Inc., (MAAS), based in Omaha, Nebraska, which we acquired in May 2004.

The services provided by the HID segment assist insurance carriers in evaluating mortality and morbidity risks of the applicants they process. We provide these services nationwide in the United States (and, through Medicals Direct Group, in the U.K). In the United States, our customer base includes most of the life insurance companies in the U.S.

Our Claims Evaluation Division (CED) provides medical claims services to insurance adjusters for use in processing accident claims, primarily on behalf of property and casualty insurance carriers. The core activity of the businesses comprising the Claims Evaluation Division consists of arranging for independent medical examinations (IMEs) for the purpose of determining the nature, source and extent of injury.

Key Components of Our Strategy

In our Health Information Division (HID) segment, our present objective is to stop the decline in our core Portamedic business and apparent loss of market share. In the latter regard, the Company monitors information regarding life insurance application activity made available by the Medical Information Bureau Group, Inc. (“MIB”), a provider of information and database management services. MIB tracks insurance applications activity of all insurance applications, including those not requiring medical examinations. As such, the MIB data may not be completely revealing for purposes of analyzing the performance of our Portamedic business. Nonetheless, our management is aware that the MIB data has reflected percentage declines in life insurance application activity that are more modest than the decline in Portamedic revenues for the past several reporting periods, suggesting that the Company has lost market share. We are seeking to reverse this trend by expanding our services to the life insurance industry. This includes our most recently acquired capabilities in outsourced underwriting services for our clients. Major life insurers have been endeavoring to reduce their costs for the past several years, in part through downsizing their in-house underwriting departments. We are continuing our efforts to secure more U.S.-based outsourced underwriting, leveraging our capabilities developed through the Medicals Direct Group and MAAS acquisitions. Combining this initiative with our existing Portamedic and Heritage Labs services should result in applications for life insurance policies being issued more promptly, thereby significantly benefiting our clients.

In our Claims Evaluation Division Unit (CED) segment, our strategy is to expand into key states to form a foundation of strong business units in both automobile no-fault insurance and worker’s compensation markets. If successful, this will permit the Company to expand organically in the future and achieve greater diversification in the state regulatory environments away from New York State, where the CED segment has historically generated a substantial amount of its revenues but which has adopted regulatory changes adverse to our CED business. With respect to our CED assets, our strategy is to become a unified national provider of outsourced independent medical examination services while retaining the strong local presence of our individual companies. Accordingly, we have adopted the approach where most, but not all, CED functions will be centralized. Specifically, the immediate plan objectives are to:

•	substantially expand our present panel of doctors so as to be able to provide a more extensive selection of IME providers to our clients in all major markets. We intend to leverage Hooper Holmes’ resources by creating a centrally managed doctor recruitment function.

•	complete and take delivery of our enhanced CED IT system. The system is designed in four component pieces, which is being delivered in phases, through most of 2005. This system will centralize the division’s financial functions and provide a unified operational platform.

•	utilize our reorganized sales teams at our CED companies so that we can best accommodate national, as well as local and regional, sales initiatives. In that regard, we appointed a national sales manager for the division and designated certain individuals to have division-wide sales responsibilities.

•	utilize our recently centralized medical provider credentialing function at the CED division level. By centralizing such function, we are benefiting from the economies of scale of providing such services to all CED companies in conjunction with providing similar services to the HID.

We believe we have the resources in place to achieve these objectives and have committed to the capital spending required to accelerate the process. At the same time, we recognize that substantial cost reductions are required to achieve the operating margins we are targeting for 2006 and beyond.

Key Financial and Other Metrics Monitored by Management

In evaluating the Company’s operating performance and financial condition, our management focuses on:

•	certain performance criteria, including how actual performance compares to budget;

•	whether we maintain expense levels appropriate for our business volume, and the impact on operating margins;

•	quantitative data reflecting the degree of success we have in retaining and expanding the share of a client’s business we enjoy;

•	measures of our success in securing additional clients; and

•	our development of value-added services.

Management has focused on the need to deliver superior service at the lowest possible price since the insurance industry has evolved to one which is very price sensitive. Our business plan contemplates that costs be controlled to insure competitive pricing to our customers while maintaining satisfactory margins.

Results of Operations

Three and nine months ended September 30, 2005 compared to three months and nine months ended September 30, 2004.

The table below sets forth certain consolidated operating data for the periods indicated.

	Three Months ended September 30,				Nine Months ended September 30,
(in thousands)	2005		2004		2005		2004
Revenues	77,548	100.0%	82,446	100.0%	244,019	100.0%	245,281	100.0%
Cost of operations	59,302	76.5%	59,161	71.8%	178,810	73.2%	176,079	71.8%

Gross profit	18,246	23.5%	23,285	28.2%	65,209	26.8%	69,202	28.2%

Selling, general and administrative expenses	22,317	28.8%	19,260	23.3%	60,167	24.7%	54,405	22.2%

Operating (loss) Income	(4,071)	-5.3%	4,025	4.9%	5,042	2.1%	14,797	6.0%

Other Income (expense)
Interest expense	(147)	-0.2%	(216)	-0.2%	(493)	-0.2%	(560)	-0.2%
Interest Income	111	0.2%	94	0.1%	288	0.1%	251	0.1%
Other expense, net	(126)	-0.1%	(65)	-0.1%	(353)	-0.1%	(265)	-0.1%

	(162)	-0.1%	(187)	-0.2%	(558)	-0.2%	(574)	-0.2%

(Loss) Income before income tax (benefit) expense	(4,233)	-5.4%	3,838	4.7%	4,484	1.9%	14,223	5.8%

Income tax (benefit) expense	(1,742)	-2.2%	1,488	1.8%	1,725	0.8%	5,423	2.2%

Net (loss) Income	(2,491)	-3.2%	2,350	2.9%	2,759	1.1%	8,800	3.6%

Analysis of Comparative Operating Results

Revenues

As reflected in the above table, our consolidated revenues for the three months ended September 30, 2005 were $77.5 million, a decrease of $4.9 million or 5.9% compared with the same period in 2004. For the nine months ended September 30, 2005, our consolidated revenues were $244.0 million compared to $245.3 million in the prior year, a decrease of $1.3 million or 0.5%. The following, summarizes the more significant factors underlying the decline in revenues during the three and nine months ended September 30, 2005 and 2004.

•	Portamedic revenues decreased to $40.6 million in the third quarter compared to $46.0 million in the prior year. Year to date revenues decreased to $130.6 million from $144.1 million.

•	Medicals Direct Group’s revenues in the third quarter were $10.7 million compared to $10.5 million for the same period last year. Year to date revenues were $32.5 million compared to $30.0 million, 8.3% above the prior year.

•	Infolink generated revenue growth of 12.0% to $7.8 million in the third quarter of 2005 compared to $7.0 million in the prior period. Year to date revenues were $22.9 million compared to $20.9 million or 9.7% above the prior year.

•	Heritage Labs generated revenue growth of 15.3% to $4.7 million in the third quarter of 2005 compared with $4.0 million in the prior year. Year to date revenues were $14.8 million compared to $12.4 million or 19.3% above the prior year.

•	MAAS generated revenue growth of 28.4% to $4.5 million in the third quarter of 2005 compared with $3.5 million in the prior year.

•	Revenues for the Claims Evaluation Division (CED) decreased 19.6% to $9.2 million in the third quarter of 2005. Year to date revenues were $30.0 million, compared with $32.2 million or 6.9% below the prior year.

As previously reported in the Company’s Form 10Q for the quarter ended June 30, 2005, during the second quarter of 2005, the Company determined that MAAS, had, through a repetitive clerical error, overbilled its principal customer for postage expenses since September 2003. The Company recorded an adjustment to reduce revenue ($.9 million) in the second quarter of 2005, which represented approximately 1.1% of consolidated revenues for the quarter. The impact on net income was $0.2 million related to the second quarter billing error and $0.3 million related to previous reporting periods.

Health Information Division. For the three months ended September 30, 2005, the HID segment’s revenues were $68.3 million, a decrease of $2.7 million or 3.7% compared to the corresponding period last year. For the nine months September 30, 2005, the HID segment revenues were $214.0 million, $0.9 million or 0.5% above the same period last year.

Portamedic revenues decreased $5.4 million or 11.7% for the three months ended September 30, 2005 compared to the prior period and $13.5 million or 9.4% for the nine months ended September 30, 2005, compared to the corresponding period of the prior year. The decline is the result of:

•	a decrease in the number of paramedical examinations performed in the third quarter (589,000 vs. 625,000) and in September year to date period (1,871,000 vs. 1,940,000).

•	a decrease in the average revenue per examination, down 5.2% in the third quarter ($73.38 vs. $77.42) and down 5.6% September year to date ($73.56 vs. $77.94). The decrease reflects price having become the main driver in insurance companies’ selection of paramedical service vendors.

We attribute part of the decline in Portamedic revenues to the loss of a major customer from which we derived 1.2% and 1.9% of our consolidated revenues for the nine month period ended September 30, 2005 and 2004, respectively. The Company has signed up new customers, whose business is expected in time to offset the decline in revenues attributable to this lost customer.

Infolink: The declines in revenues in the Portamedic business during the three and nine month periods ended September 30, 2005, were partially offset by the increases in the revenues derived by our Infolink business of $.8 million ($7.8 million versus $7.0 million) and $2.0 million ($22.9 million versus $20.9 million). The increased revenue was primarily due to the increased number of Infolink reports (175,000 vs. 137,000) in the third quarter of 2005 and (507,000 vs. 410,000) in the September year to date period. The average revenue per Infolink unit decreased 12.3% ($44.94 vs. $51.24) and 11.5% ($45.27 vs. $51.15) in the third quarter and September year to date periods of 2005 and 2004, respectively. We attribute the growth in Infolink business to the continued success of our centralized call center located in Kansas City, KS which has secured additional clients, primarily in telephone interviewing and Attending Physicians Statements (APS) reports.

Medicals Direct Group (MDG) revenues were $10.7 million and $32.4 million for the third quarter and year to date periods ended September 30, 2005, respectively, compared to $10.5 million and $30.0 million in the corresponding periods of the prior year. Management attributes the quarter over quarter growth to increased revenue from the physicians examinations business and the year to date increase to organic growth, select acquisitions and new insurance company clients for underwriting services.

Other Services (Heritage Labs and MAAS) revenues were $9.2 million and $28.0 million for the third quarter and the year to date periods ended September 30, 2005, respectively, compared to $7.5 million and $18.1 million for the corresponding periods of the prior year, respectively.

The principal factors contributing to the increases were:

•	increases in the number of samples tested (207,000 vs. 194,000) and (655,000 vs. 596,000) in the third quarter and year to date periods ended September 30, 2005 and 2004, respectively.

•	increases in the average price per sample tested ($14.25 vs. $13.79) and ($14.07 vs. $13.65) in the third quarter and year to date periods ended September 30, 2005 and 2004, respectively.

•	increased production of contract manufactured specimen kits and the addition of lab testing clients; and

•	inclusion of the revenue for the full period in 2005 from the May 2004 acquisition of MAAS and growth in underwriting services and inspection reports from MAAS’s principal insurance underwriting client.

Claims Evaluation Division: Revenues for the CED segment totaled $9.2 million in the third quarter ended September 30, 2005 compared to $11.5 million in the same period last year. This represents a $2.2 million or 19.6% decrease. For the year to date period ended September 30, 2005 and 2004, revenues were $30.0 million and $32.2 million, respectively a decrease of $2.2 million or 6.9%.

The decrease in the CED segments revenues for the third quarter and year to date periods ended September 30, 2005 was due to several factors, including:

•	a decline in automobile claims activity in New York, which management believes is attributable to more conservative automobile insurance underwriting standards

•	the continuing effects of regulatory changes requiring claimants and medical practitioners to notify insurers of potential no-fault auto claims on a more timely basis, which has resulted in a decline in the number of claims that may be considered for an IME or peer review

•	increased enforcement of insurance fraud laws by the New York State Attorney General, the New York State Insurance Bureau and District Attorney’s Office and special investigative units of insurance companies, which reduces such companies’ need for additional claims evaluation services

•	increased competition from other service providers, which has apparently led insurers to more evenly distribute claims among vendors; and

•	the recent steep increase in gasoline prices nationwide, which is believed to have led to a decrease in personal driving activity and in turn, the filing of fewer automobile accident claims reducing the need for IME and peer reviews.

We continue our efforts to counter the decline in the CED segment’s revenues by seeking to expand market share through, among other things, continuing to focus on the higher quality of service standards we believe we provide over our competitors, aggressively marketing our services to other no fault automobile insurance providers, continuing to expand into worker’s compensation markets, becoming a national provider of IME’s, and offering other products and services to our client base.

In the New York market segment, management intends to take a number of steps to address the structural changes mentioned above by more aggressively selling its services to claims handlers, with the focus being on the high quality of the services we provide; expanding organically into new service areas by leveraging the division’s infrastructure and experienced staff; utilizing the division’s updated web-based platform, which will allow for higher quality and more timely services; expanding into additional states and expanding our existing contractual relationships to national relationships. We have recently entered the IME market in two additional states, one a no fault automobile state and the other a worker’s compensation state. We are pleased with the progress we have made in building our examiner panels in these states.

Cost of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2005	% of Segment Revenues	2004	% of Segment Revenues	2005	% of Segment Revenues	2004	% of Segment Revenues
HID
Portamedic/ Infolink	$39.1	80.9	$38.9	73.5	$116.9	76.2	$120.4	73.0
Medicals Direct	8.1	75.1	7.7	73.2	24.4	75.2	22.0	73.5
Other Services	5.4	59.0	4.8	63.3	16.3	58.2	11.3	62.5

Total HID segment	$52.6	77.0	$51.4	72.4	157.6	73.6	153.7	72.1
CED Segment	6.7	72.4	7.8	67.9	21.2	70.6	22.4	69.4

Total	$59.3	76.5	$59.2	71.8	$178.8	73.3	$176.1	71.8

Our total consolidated cost of operations for the three months ended September 30, 2005 was $59.3 million, compared to $59.2 million for the same period last year. As a percentage of revenues, cost of operations increased to 76.5% for the three months ended September 30, 2005 compared to 71.8% for the same period last year.

Our total consolidated cost of operations for the nine months ended September 30, 2005 was $178.8 million, compared to $176.1 million for the same period last year. As a percentage of revenues, cost of operations increased to 73.3% for the nine months ended September 30, 2005 compared to 71.8% for the same period last year.

Health Information Division. Cost of operations for the Health Information Division was $52.6 million for the three months ended September 30, 2005, compared to $51.4 million for the same period last year. As a percentage of revenues, cost of operations increased to 77.0% for the three months ended September 30, 2005 compared to 72.4% in the prior year.

Cost of operations for the HID segment was $157.6 million for the nine months ended September 30, 2005, compared to $153.7 million in the same period last year. As a percentage of revenues, cost of operations increased to 73.6% for the nine months ended September 30, 2005 compared to 72.1% for the same period last year.

Cost of operations for the Portamedic and Infolink businesses totaled $39.1 million and $116.9 million for the third quarter and year to date periods ended September 30, 2005, respectively, compared to $38.9 million and $120.4 million for the same periods last year. As a percentage of revenues, cost of operations totaled 80.9% and 76.2% for the third quarter and year to date periods ended September 30, 2005, respectively, compared to 73.5% and 73.0% for the same periods last year. The increase in cost of operations as a percentage of revenues resulted from lower average revenues per examination in the Portamedic business and lower average unit prices in Infolink. Additionally, cost of sales was impacted by higher branch costs, increased specimen kit costs and a one-time pre-tax charge of $.7 million related to the write off of a business application software product determined to be impaired.

Cost of operations for the Medicals Direct Group totaled $8.1 million and $24.4 million for the third quarter and year to date periods ended September 30, 2005, respectively, compared to $7.7 million and $22.0 million for the same periods last year. As a percentage of revenues, cost of operations totaled 75.1% and 75.2% for the third quarter and year to date periods ended September 30, 2005, respectively, compared to 73.2% and 73.5% for the same periods last year. The increase in the cost of sales as a percentage of revenues was due to higher physician costs associated with the physician examinations business.

Cost of operations for the HID segment’s Other Services (i.e., Heritage Labs and MAAS) totaled $5.4 million and $16.3 million for the third quarter and year to date periods ended September 30, 2005, respectively, compared to $4.8 million and $11.3 million for the same periods last year. As a percentage of revenues, cost of operations totaled 59.0% and 58.2% for the third quarter and year to date periods ended September 30, 2005, respectively, compared to 63.3% and 62.5% for the same periods last year. The decreased cost of operations as a percentage of revenues was primarily due to:

•	reduced material costs – increased yields for certain tests by reformulating reagents used in the testing process and improved efficiency of newly acquired testing equipment

•	reduced shipping and handling costs; and

•	MAAS’ ability to leverage its existing underwriting cost structure, as revenue increased from MAAS’ largest client.

Claims Evaluation Division. Cost of operations for CED totaled $6.7 million in the third quarter ended September 30, 2005, a decrease of $1.1 million compared to the corresponding period of the prior year. For the September 2005 year to date period, the CED segment’s cost of operations was $21.2 million, compared to $22.4 million in the prior year.

As a percentage of the CED segment’s revenues, its cost of operations represented 72.4% and 70.6% for the third quarter and year to date period ended September 30, 2005, compared to 67.9% and 69.4% in the corresponding period of the prior year. The decrease in CED cost of operations was due to lower revenue levels, particularly within the State of New York, offset by higher cost of sales due to revenue growth in the State of Michigan.

Selling, General and Administrative Expenses:

As reflected in the table below, consolidated selling, general and administrative (SG&A) expenses for the third quarter of 2005 totaled $22.3 million, compared to $19.3 million for the same period last year, an increase of $3.0 million.

Consolidated SG&A expenses for the year to date period ended September 30, 2005 totaled $60.2 million compared to $54.4 million in the same period last year, an increase of $5.8 million.

	For the Three Months ended September 30			For the Nine Months ended September 30
(in millions)	2005	2004	Change 2005 vs. 2004	2005	2004	Change 2005 vs. 2004
HID	$20.1	$16.7	$3.4	$53.1	$47.1	$6.0
CED	2.2	2.6	(0.4)	7.1	7.3	(0.2)

Total	$22.3	$19.3	$3.0	$60.2	$54.4	$5.8

Health Information Division. SG&A for the HID segment includes segment SG&A plus SG&A for all corporate overhead departments. SG&A expenses for the HID segment increased $3.4 million to $20.1 million for the third quarter of 2005 compared to $16.7 million in the same period last year. Year to date SG&A expenses totaled $53.1 million versus $47.1 million in the corresponding period of the prior year. The increases were principally the result of:

•	costs associated with the severance packages for the former CEO and the CFO ($3.2 million pre tax) and the cancellation of a software development project ($0.7 million pretax) (see Note 10 to the unaudited interim consolidated financial statement included in this report);

•	increased staffing and facility costs at MAAS ($.2 million for the quarter and $1.1 million for the nine months ended September 30, 2005).

The HID segment’s SG&A expenses represented 29.4% and 24.8% of its revenues for the third quarter and year to date period ended September 30, 2005, respectively, compared to 23.6% and 22.1% for the same period in the prior year.

Claims Evaluation Division. The CED segment’s SG&A expenses totaled $2.2 million and $7.1 million for the third quarter of 2005 and year to date period ended September 30, 2005 respectively, compared to $2.6 million and $7.3 million in the corresponding periods last year. As a percentage of revenue, the CED segment’s SG&A expenses were 24.4% and 23.5% of its revenue for the third quarter of 2005 and year to date period ended September 30, 2005, respectively, compared to 22.0% and 22.6% for the same period last year.

The SG&A expenses reflect the additional CED management positions added to expand the segment, offset by expense reductions brought on by the decline in segment revenues.

In accordance with FASB Statement of Financial Accounting Standards No. 142 (“FAS 142”), the Company tests for impairment of goodwill on an annual basis at year-end. In light of certain recent events, the Company’s management deemed it appropriate to test for impairment of goodwill of each of its reporting units as of September 30, 2005. The events or circumstances prompting the impairment testing consisted of the recent changes in the senior management of the Company, the Company’s revised October 2005 earnings guidance and the recent decline in the Company’s share price and market capitalization. Based on a consistently prepared analysis, our management concluded that the fair value of each of the Company’s reporting units exceeded the carrying value of its net assets as of September 30, 2005 and, therefore, there was no impairment to goodwill as of that date. The Company will perform its next annual goodwill impairment test as of December 31, 2005, consistent with prior years. If there is a decline in the fair value of either or both of the Company’s two reporting units from the levels used for the third quarter impairment test, our management anticipates that the year-end test will likely result in our recognizing an impairment charge to goodwill that could be material to the consolidated financial statements.

Operating (Loss) Income:

Consolidated operating results for the third quarter ended September 30, 2005 decreased to a $(4.1) million loss compared to a $4.0 million operating profit in the corresponding period last year. As a percentage of revenues, the consolidated operating loss for the third quarter ended September 30, 2005 was (5.3%) compared to a consolidated operating profit for the quarter ended September 30, 2004 of 4.9%.

Consolidated operating income for the year to date period was $5.0 million versus $14.8 million for the corresponding period in the prior year. As a percentage of revenues, consolidated operating profit for the year to date period was 2.1% compared 6.0% in the corresponding period of the prior year.

Health Information Division. As a result of the factors discussed above, the HID segment recorded an operating loss of ($4.4) million for the quarter ended September 30, 2005, compared to operating income of $2.9 million for the same period last year. As a percentage of revenues the operating loss was (6.4%) for the period ended September 30, 2005, compared to 4.0% operating profit in the prior year period.

Operating income for the HID segment decreased to $3.3 million for the year to date period ended September 30, 2005 from $12.2 million for the same period in the prior year. As a percentage of revenues, the HID segment operating income decreased to 1.5% of revenues compared to 5.7% of revenues in the corresponding period of the prior year.

Claims Evaluation Division. Operating income for the CED segment decreased $0.9 million to $0.3 million for the quarter ended September 30, 2005. As a percentage of revenues the CED segment’s operating income was 3.2% for the quarter ended September 30, 2005, compared to 10.1% for the corresponding period last year.

For the year to date period ended September 30, 2005, the CED segment’s operating income decreased $0.8 million to $1.8 million. As a percentage of revenues the CED segment’s operating income was 5.9% for the year to date period ended September 30, 2005 versus 7.9% in the same period of the prior year.

Interest Income:

Interest income for the quarter ended September 30, 2005 and 2004 was $0.1 million. For the nine months period ended September 30, 2005 and 2004, interest income was $0.3 million.

Interest Expense:

Interest expense for the three months ended September 30, 2005 was $0.1 million, compared with $0.2 million in the prior year. For the year to date period ended September 30, 2005, interest expense was $0.5 million, compared with $0.6 million in the prior year.

Income Taxes:

The effective tax rate was 41.2% and 38.8% for the third quarter ended September 30, 2005 and 2004 respectively. The increase in the tax rate was due to lower taxable income and the resultant impact of permanent differences.

The effective rate was 38.5% and 38.1% for the year to date period ended September 30, 2005 and 2004, respectively.

Net (Loss) Income:

Net loss for the third quarter ended September 30, 2005 was $(2.5) million or $(.04) per diluted share, compared to net income of $2.4 million or $.04 per diluted share in the same period of the prior year.

Net income for the year to date period ended September 30, 2005 was $2.8 million or 0.04 per diluted share versus $8.8 million or $0.13 per diluted share in the same period of the prior year.

Inflation did not have a significant effect on the Company’s operations in the third quarter and year to date periods ended September 30, 2005.

Liquidity and Financial Resources:

The Company’s primary source of cash is internally generated funds, cash equivalents, marketable securities and the Company’s $35 million revolving credit facility. At September 30, 2005 and December 31, 2004 working capital was $36.7 million and $38.3 million, respectively. Our current ratio as of September 30, 2005 and December 31, 2004 was 2.2 to 1 and 2.1 to 1, respectively. Management believes that the combination of cash, cash equivalents, marketable securities and available borrowings under our revolving credit facility, along with anticipated cash flows from operations, should provide sufficient capital resources to satisfy both our short-term and foreseeable long-term needs.

Cash Flows Used in Operating Activities.

For the nine months ended September 30, 2005, net cash used in operating activities was $1.6 million. Significant sources of cash were net income of $2.8 million adjusted for the non-cash expenses of $6.2 million for depreciation and amortization. These items were offset by an increase in accounts receivable of $3.8 million and a decrease in accounts payable and accrued expenses of $7.3 million. Consolidated days sales outstanding, measured on a rolling 90-day basis, was 53 days at September 30, 2005, 51 days at June 30, 2005 and 45 days at December 31, 2004.

The increase in accounts receivable at September 30, 2005 compared to December 31, 2004, was the result of new contract terms with certain clients that allow for payment terms beyond the Company standard of net 30 days.

Cash Flows Used in Investing Activities.

During the nine months ending September 30, 2005, the Company made required performance related payments relative to the 2002 acquisition of D & D Associates, the 2003 acquisition of Medimax Inc. and the 2004 acquisitions of Allegiance Health Inc. and Michigan Evaluation Group Inc. totaling $3.8 million. Relative to the Medimax Inc. and Michigan Evaluation Group Inc. acquisitions, if certain performance criteria are met, additional contingent considerations could be paid in 2006 totaling $0.9 million and will be funded from cash from operation.

Also in the nine months ending September 30, 2005 the Company made required payments of additional purchase price related to the 2003 Heritage Lab acquisition and the 2004 acquisitions of Allegiance Health Inc. and Michigan Evaluation Group Inc., totaling $2.7 million. In 2006, an additional payment of $3.3 million will be made relative to the 2003 Heritage Lab acquisition. All payments are expected to be funded from cash from operations.

Capital expenditures through September 30, 2005 are $4.2 million. We anticipate expenditures for the full year to be approximately $5.5 million. The increase of $1.2 million over 2004 capital expenditures is primarily due to the upgrade of the Company’s financial software system, branch operating software and hardware and software for the CED’s IT systems development project. All 2005 capital expenditures are expected to be funded by existing cash balances and cash generated from operations.

Cash Flows Used in Financing Activities

On October 29, 1999, the Company entered into a $100 million Amended and Restated Revolving Credit and Term Loan Agreement with three banks. This senior credit facility consists of a $65 million six-year term loan and a $35 million three-year revolving loan, both unsecured. During 2001, the three-year revolving loan expiration date was extended for one year to October 31, 2003. During 2003, the revolving loan expiration date was extended for three years to October 31, 2006. There were no borrowings outstanding against the revolving loan at September 30, 2005. There are no additional borrowings available under the original $65 million term loan due to previous borrowings, which have been repaid. As of September 30, 2005, $1.0 million is outstanding under the term loan. A principal payment of $1.0 million is due to be repaid on January 31, 2006. The Company has not borrowed under the $35 million revolving loan.

Both the term loan and the revolving loan bear interest at either the prime rate minus 1/2% or LIBOR plus 3/4% to 1 3/4%, depending on the ratio of our consolidated funded debt, as defined, to earnings before interest, taxes, depreciation and amortization, or “EBITDA.” As of September 30, 2005 interest was payable at an effective average annual interest rate of 4.29%. Either loan can be prepaid without penalty at any time. Commitment fees of up to 0.3% of the unused revolving loan are charged. The agreement contains the following financial covenants:

•	the Company’s Consolidated Fixed Charge Coverage Ratio, as defined, must be no less than 1.50 to 1.00, measured on a trailing four quarter basis;

•	the Company’s Consolidated Funded Debt to EBITDA Ratio, as defined, must not at any time exceed 2.50 to 1.00, measured on a trailing four quarter basis;

•	the Company is not permitted to purchase shares of its stock for an aggregate purchase price in excess of $25 million for the period October 30, 2003 to October 31, 2006.

As of September 30, 2005, the Company is in compliance with all financial covenants.

Our debt agreement with three banks expires in October 2006. We have initiated discussions with our banks to replace this agreement with a larger revolving credit arrangement possibly with a layer of permanent debt if required.

On May 30, 2000, the Board of Directors adopted a resolution authorizing the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $25 million. The Boards resolution was superseded on April 27, 2005 when the Board of Directors authorized the repurchase of between 1.0 and 1.5 million shares of the Company’s common stock in any calendar year. Shares may be repurchased in open market purchases or through privately negotiated transactions. All share repurchases will be made in compliance with applicable rules and regulations and may be discontinued at any time. During the nine months ending September 30, 2005, the Company purchased 30,800 shares at a total cost of $0.1 million. The Company did not purchase any shares during the nine months ended September 30, 2004.

Quarterly dividends paid in February, May and August of 2005 were $0.015 per share and totaled $2.9 million. At the November 2, 2005 Board Meeting, the Company declared a fourth quarter dividend of $0.015 per share.

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

Contractual Obligations

Capital expenditures through September 30, 2005 are $4.2 million. We anticipate expenditures for the full year to be approximately $5.5 million. The increase of $1.2 million over 2004 capital expenditures is primarily due to the upgrade of the Company’s financial software system, branch operating software and hardware and software for the CED’s IT systems development project. All 2005 capital expenditures are expected to be funded by existing cash balances and cash generated from operations.

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results. Quarterly dividends paid in February, May and August of 2005 were $0.015 per share and totaled $2.9 million. At the November 2, 2005 Board Meeting, the Company declared a fourth quarter dividend of $0.015 per share.

Critical Accounting Policies:

There were no changes to the Company’s critical accounting policies during the three and nine months ended September 30, 2005. Such policies are described in the Company’s 2004 annual report on Form 10-K.

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

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of September 30, 2005.

(in thousands)	2005	2006	2007	2008	2009	2010 & Thereafter	Total	Estimated Fair Value
Fixed Rate Investments	$99	$385	$0	$0	$0	$1,690	$2,174	$2,172
Average Interest Rates	2.45%	3.57%				3.77%	3.68%

The Company is also exposed to interest rate risk primarily through its borrowing activities, which are described in Note 12 to the unaudited interim consolidated financial statements included in this quarterly report on Form 10-Q. The Company’s borrowings are under variable rate instruments. Future payments due under borrowings are $1.0 million in January 2006, at an average interest rate of 4.29%.

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

Based on the Company’s market risk sensitive instruments (including investments and variable rate debt) outstanding at September 30, 2005, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures as of September 30, 2005, the end of the period covered by this quarterly report. Disclosure controls and procedures are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, amended (the “Exchange Act”) to mean controls and procedures that are designed to ensure that information required to be disclosed by an SEC-reporting company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, our disclosure controls and procedures were effective as of September 30, 2005.

Changes in Internal Control Over Financial Reporting

Our management, including our interim principal executive officer and our acting principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and is required to evaluate any change in our internal control over financial reporting that occurred during each of our fiscal quarters that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting. In August 2005, the Company instituted new controls and procedures related to the subsidiary overbilling matter as described in the Management Discussion and Analysis and in Note 13 to the unaudited consolidated financials statements. Aside from above, there were no other changes in internal control that occurred during the quarter ended September 30, 2005.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases made by the Company during the three and nine months ended September 30, 2005.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans of programs	Maximum number of shares that may yet be purchased under the plans or programs (a)
January 1 – March 31, 2005	—	—	—

April 1 – June 30, 2005	24,800	3.95	24,800

July 1- September 30, 2005	6,000	3.96	6,000	1,469,200

Total	30,800	3.96	30,800	1,469,200

On May 30, 2000, the Board of Directors adopted a resolution authorizing the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $25 million. The Boards resolution was superseded on April 27, 2005 when the Board of Directors authorized the repurchase of between 1.0 and 1.5 million shares of the Company’s common stock in any calendar year. Shares may be repurchased in open market purchases or through privately negotiated transactions. All share repurchases will be made in compliance with applicable rules and regulations and may be discontinued at any time. During the nine month period ending September 30, 2005, the Company purchased 30,800 shares. During the nine month period ending September 30, 2004, the Company did not purchase any shares.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

NONE

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hooper Holmes, Inc.

Dated: November 9, 2005

BY:	/s/ Benjamin A. Currier
Benjamin A. Currier
Interim Chief Executive Officer

BY:	/s/ Joseph A. Marone
Joseph A. Marone
Vice President
Acting Chief Financial Officer