Form 10-K
period 2005-12-31
HOOPER HOLMES INC
filed 2006-05-02
CIK 741815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

Commission file number: 1-9972

HOOPER HOLMES, INC.

(Exact name of Registrant as specified in its charter)

New York	22-1659359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 Mt. Airy Road

Basking Ridge, NJ	07920

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 766-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock ($.04 par value per share)	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large	Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐  No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant (62,970,670 shares), based on the closing price of these shares on June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) on the American Stock Exchange, was $261,328,281.

The number of shares outstanding of the Registrant’s common stock as of March 31, 2006 was 66,210,279.

FORM 10K

PART 1

Restatement of Prior Period Financial Statements

Hooper Holmes, Inc. and its subsidiaries currently engage in businesses that are managed as two separate divisions.

The Company has restated its previously filed consolidated financial statements for the year ended December 31, 2004. In addition, the Company has restated its previously reported consolidated financial statements for the four quarterly periods of 2004 and the first three quarterly periods of 2005.

As a result of the restatement, originally reported net income for the year ended December 31, 2004 was reduced by $695 thousand ($0.01 per diluted share). The cumulative impact of errors related to periods prior to 2003 totaling $397 thousand has been reflected as a prior period adjustment to increase retained earnings as of December 31, 2002.

See Note 2 to the consolidated financial statements contained in the annual report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K (particularly Items 1, 1A and 7) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created by this legislation.

In some cases, you can identify forward-looking statements by our use of terms such as “anticipate,” “believe,” “continue,” “could,” “should,” “estimate,” “expect,” “forecast,” “intend,” “goal,” “may,” “will,” “plan,” “seek” and variations of these words or similar expressions.

Forward-looking statements are based on management’s current assumptions, estimates and expectations of future events. We cannot guarantee that these assumptions and estimates are accurate or that the expectations will be realized. Thus, all of these forward-looking statements are subject to risks and uncertainties. Some of the factors that could cause our actual results to differ materially from those projected in any such forward-looking statements include, without limitation:

•	the loss of one or more of our customers;

•	our ability to retain existing customers and maintain levels of business from such customers;

•	our susceptibility to trends and other developments affecting the life and other segments of the insurance industry, including changes in the types of services demanded by life insurance carriers in connection with their underwriting of individual life insurance policies, and by property and casualty insurance carriers in connection with their processing of medical claims;

•	the intense competition in the industries in which we operate, including the impact of pricing pressures;

•	our ability to anticipate, conform and/or modify our business operations to comply with complex state regulations that are subject to frequent changes;

•	our ability to enhance and expand our technology and network infrastructure;

•	the effectiveness of our sales, advertising and marketing programs; and

•	our ability to hire and retain key management personnel, and manage our paramedical examiners, physicians and other key personnel.

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

ITEM 1 Business

Overview

Health Information Division

Our Health Information Division (HID) provides medical-related risk assessment information to life and health insurance carriers, information that is integral to such carriers’ underwriting decisions. In the United States and the United Kingdom, we are the market leader in this industry, in terms of revenues and the geographic footprint of our operations.

Our comprehensive risk assessment services include:

•	arranging paramedical and medical examinations of individual insurance policy applicants — mainly life insurance policy applicants — throughout the United States and in the United Kingdom;

•	performing telephone interviews of applicants (referred to as “tele-underwriting”) and collecting applicants’ medical records (referred to as attending physician statements). These services are offered under the name Infolink and MAAS (Mid America Agency Services, Inc.);

•	testing the blood, urine and other specimens obtained in connection with a portion of the paramedical examinations we coordinate, as well as specimens provided by third-party health information service providers; and

•	underwriting life insurance policies on an outsourced basis for life insurance companies.

We believe our network of branch and contract affiliate offices — through which we coordinate the activities of over 8,300 paramedical examiners — is the most extensive in our industry, enabling us to provide a timely examination of insurance applicants located anywhere in the United States.

Claims Evaluation Division

Our Claims Evaluation Division (CED) provides medical claims evaluation services to property and casualty (P&C) insurance carriers, law firms, self-insured and third-party administrators for use in processing personal injury accident claims. We provide our claims evaluation services in connection with automobile (particularly no-fault), liability, disability and workers’ compensation claims.

The core activity of this business consists of arranging for independent medical exams (IMEs). An IME is a medical examination by a doctor (other than a claimant’s physician) for purposes of rendering an objective opinion regarding the nature, origin, treatment and causal relationship of an injury, typically to establish whether the claimant needs further treatment or is disabled, or to determine what medical expenses are eligible for payment or reimbursement.

Our Claims Evaluation Division has been built through four acquisitions, the first of which was completed in November 2002. In early 2006, we merged the acquired companies - D&D Associates, Medimax, Allegiance Health and Michigan Evaluation Group - into Hooper Evaluations, Inc., a direct, wholly-owned subsidiary of Hooper Holmes, Inc. However, we continue to use the names of the acquired companies for marketing purposes. The CED’s business activities, and revenues, are concentrated in the geographic regions in which the four acquired businesses were active at the time of acquisition: New York, New Jersey, Pennsylvania and Michigan.

Our decision to enter the business of providing medical claims evaluation services reflected a belief that we could leverage the strengths of our core paramedical examination business, including: (i) a thorough understanding of the services required by, and our relationships with, insurance carriers; (ii) our ability to conduct business in all major local markets in the United States; and (iii) our outsourcing capabilities, developed through working with a network of approximately 8,300 field personnel. We continue to pursue synergies between the businesses within our two divisions.

The following table provides the Company’s revenues for each of the three most recent completed fiscal years, broken down by division and, in the case of the Health Information Division, further broken down by the specific risk assessment service activity:

(in millions)	2005	% Change	2004 (Restated)	%Change(Restated)	2003
Health Information Division:
Risk Assessment Activity:
Paramedical Exams/ Infolink	$236.0	-4.8%	$247.8	1.2%	$244.9
Outsourced Underwriting	24.9	54.5%	16.1	287.7%	4.2
Lab Services	19.2	14.5%	16.7	10.9%	15.1
Other	1.7	-32.0%	2.6	8.3%	2.4

Total HID	$281.8	-0.5%	$283.2	6.2%	$266.6

Claims Evaluation Division	38.5	-11.5%	43.5	29.5%	33.6

Total	$320.3	-2.0%	$326.7	8.8%	$300.2

Our Strategy

We have made a number of changes in our senior management team over the last several months. We now have a new chief executive officer, and a new general manager of our core U.S. paramedical examination businesses and of the Claims Evaluation Division.

In March 2006, the new management team, under the leadership of our chief executive officer, initiated a bottom-up review of all aspects of the Company’s business. This review has been helpful in assessing our organizational strengths and challenges, and plotting our future course. The following represents a synopsis of our management’s assessment of the strengths and challenges of the businesses in each of our two divisions.

Health Information Division

Strengths

•	Our core paramedical examination business is the market leader in its industry, with a market share of approximately 45% in the United States. This business operates under the “Portamedic” brand name in the United States, “Medicals Direct” in the United Kingdom — both known and trusted brands.

•	Our tele-interview/underwriting business, currently provides service offered under the “Infolink” and “MAAS” brand names, to a subset of our insurance carrier customers. We believe this business has significant growth potential. We anticipate that the growth in our tele-interview/underwriting business will be driven by: (1) the ability of tele-interviewing/underwriting to further carriers’ two principal objectives, cost containment and reduced underwriting cycle time (i.e., the time between submission of an application for insurance and issuance of an insurance policy), and (2) pressure being applied to carriers by reinsurers for higher quality data in support of the underwriting decision.

•	We believe our outsourced underwriting business represents a business with high growth potential. This growth is expected to be driven, in part, by new entrants to the life insurance market that are setting up virtual life companies with no internal capacity to underwrite, the increasing lack of available underwriting resources and insurers’ interest in moving from the fixed cost base associated with their internal underwriting resources to a predictable cost base which varies with the volume of business.

•	Our lab specimen testing business has increased its market share steadily over the last six years.

•	We believe there is significant expense reduction potential within the HID businesses, particularly within our Portamedic business.

•	Our Health Information Division has a blue chip client base, including most of the largest insurance carriers in the United States and the United Kingdom. Although the volume of business from any particular carrier may vary from year-to-year, our clients have been loyal, as evidenced by our loss of just three of our top 45 clients in the last 25 years.

Challenges

•	The market for life insurance continues to decline slowly. Today, the primary business of composite life/health insurance companies is no longer traditional life insurance, but the underwriting of annuities — contracts that guarantee a fixed or variable payment over a given period of time. Management does not foresee a change in this trend. Since the sale of annuities does not entail a paramedical examination, we expect the market for our life insurance risk assessment services will continue to contract.

•	The insurance-related lab specimen testing business is dominated by three companies. With a market share of approximately 20%, we believe we are the number two player in a market that has been flat or contracting.

Claims Evaluation Division

Strengths

•	Hooper Evaluations has strong core market relationships in the Northeast and Midwest portions of the United States.

•	D&D Associates is the leading player in southern New York, with blue chip clients.

•	The claims evaluation services market in New York, which we estimate to be a $250 million market, is still a fairly diffuse market. There are over 100 other IME providers, many of which are small operations. There is potential to obtain additional business from existing P&C insurance carrier clients and the business of new clients in this market. We should benefit from (1) the consolidation that is occurring among P&C carriers and (2) vendor procurement personnel within an increasing number of P&C carriers limiting the number of claims evaluation services companies the carriers will use based on considerations such as geographic coverage and the rigorousness of physician panel credentialing requirements.

•	The division has significantly grown its revenues from the workers’ compensation insurance market over the past three years. Management believes there remains significant growth potential for this business.

•	The division has benefited and management believes that it will continue to benefit from the Company’s corporate infrastructure as a result of the increasing customer procurement demands that have arisen based on increasingly stringent regulatory requirements.

Challenges

•	The outsourced medical claims management market in the United States, including the market for medical evaluation services, appears to be contracting. This may be attributable to a number of factors, including: (i) the decrease in manufacturing employment levels in the United States and associated decline in the rates of workplace injuries and, in turn, workers’ compensation claims; (ii) changes in state workers’ compensation and automobile insurance managed care laws; and (iii) the decline in the number of people injured in automobile accidents in the United States.

•	In New York (where a significant portion of the division’s 2005 revenues were derived), reduced claims activity has resulted from: (i) the implementation of regulatory changes (e.g., shortening the period of time for filing a personal injury and property claim); and (ii) efforts to curb auto injury insurance fraud.

With the foregoing assessment in mind, our management has re-formulated the financial and other goals that we will pursue going forward. We envision that these goals will be implemented in three phases:

Phase 1- Expense Management:

•	Align our costs with existing levels of revenues to restore operating margins.

•	Make better use of our assets, particularly our Portamedic branch offices and branch office personnel.

•	Complete integration of operations of the acquired companies that comprise our Claims Evaluation Division to reduce overhead expenses.

•	Enhance operational controls on a Company-wide basis.

•	Enhance the Company’s information technology platform to generate cost efficiencies.

•	Consolidate regional service centers into a national service center.

Phase 2 - Revenue Enhancement:

•	Seek opportunities for service enhancement and increased flexibility or pricing.

•	Add new services that enable us to get closer to our customers and facilitate our furthering their business objectives.

•	Augment our sales and marketing resources dedicated to our growth businesses.

•	Continue to expand the business within the Claims Evaluation Division’s core customer base.

•	Introduce new products and services in the claims evaluation services market, including those that leverage our risk assessment services operations and translate into additional IME business.

Phase 3 - Growth Investment

•	Determine an optimal growth strategy based on core capabilities.

•	Screen organic and acquisition opportunities for growth, profitability and risk.

We envision the Phase 1 activity being completed within an eight-month period, Phase 2 in the following eight months and Phase 3 thereafter. However, we expect that certain Phase 2 activities will commence even before Phase 1 is completed.

Our Services

Risk Assessment Services

Underwriting decisions are based on statistical probabilities of mortality and morbidity, such that insurance companies generally require quantitative data reflecting an applicant’s general health. The businesses that comprise our Health Information Division gather and provide that data.

Paramedical and Medical Examinations

Our Portamedic business performs paramedical and medical examinations of insurance policy applicants. Our extensive branch office network, which is augmented by additional offices of our contract affiliates (i.e., independently owned and operated businesses), enables us to provide such examinations throughout the United States. Our branch offices recruit, monitor and manage our network of paramedical examiners.

Through our wholly-owned subsidiary, Medicals Direct Group, we also provide paramedical examinations in the United Kingdom, referred to in the U.K. as “screenings.”

A paramedical exam typically consists of questions about an applicant’s medical history, measurements of the applicant’s height and weight, blood pressure and pulse. Blood and urine specimens are also collected, to be tested by a laboratory. Insurance carriers have different guidelines for determining when a more complete medical examination is required and the scope of such examination. The likelihood that a more complete medical examination will be required of an applicant is influenced by the applicant’s age and the amount of insurance being sought. In general, insurance carriers insist upon more stringent underwriting requirements as the age of the applicant and amount of coverage increases.

Almost all of our paramedical examiners are registered nurses, licensed practitioner nurses, emergency medical technicians (EMTs), phlebotomists or other medically trained professionals. Many work on a part-time basis. Also, a small number work for more than one of the national paramedical examination arrangers/suppliers.

When a medical examination beyond the capability of a paramedical examiner is required, we contract with physicians who are licensed and in good standing, and practice in the specialty area approved by the insurance company. These physicians provide services such as medical exams, treadmill electrocardiograms (ECGs or EKGs), X-rays, etc.

Tele-Underwriting

We conduct telephone interviews (which we refer as to tele-interviews or tele-underwriting) on behalf of a small, but growing subset of our carrier customers. We conduct such interviews from our call centers located in Overland Park, Kansas, Harlan, Iowa and Allentown, PA. A tele-interview enables us to gather much of the medical information needed in connection with the life insurance application process in a more-time efficient manner compared to the alternative of a paramedical examiner gathering such information while conducting a paramedical exam. As a result, the paramedical examiner can focus on what he or she does best during a more abbreviated examination of the applicant.

A tele-interview provides two potential benefits to the insurance carrier:

(1)	It can reduce the underwriting cycle time in several respects:

•	if an insurance agent or broker sends an application directly to one of our call centers at the same time he or she submits the application to the carrier’s central office, we can conduct a tele-interview within typically one to four days later, depending on the applicant’s availability;

•	the person in our call center conducting a tele-interview can pull up on his or her computer screen, from our extensive library of carrier-specific forms (which vary depending on the applicant’s state of residence), the appropriate underwriting questionnaire. The applicant’s answers to the base questions in the questionnaire, and any additional questions that are asked based on the applicant’s responses to the base questions, are input on a real-time basis. Our tele-interviews are quite effective as data-collection tools, allowing us to drill down into existing medical conditions and ask the “right” questions. The completed, typewritten reports are far less likely to contain errors, such as incomplete responses or unanswered questions. The greater quality control reduces the likelihood that the carrier will determine that the applicant must be re-contacted to obtain additional or clarifying information;

•	the interviewer can electronically send a request to one of our three attending physician statement (APS) centers to order the applicant’s medical records either on a same- or next-day basis, as opposed to after the paramedical examination; and

•	the interviewer can also schedule the paramedical exam during the interview, at which point one of our branch offices promptly coordinates to make the necessary arrangements.

Reducing the underwriting cycle time is key for the insurance agents and brokers, and the carriers they work with, because it reduces the likelihood of the applicant not pursuing the policy.

(2)	It can reduce the carrier’s costs.

•	the tele-interview allows carriers to avoid the cost of certain application work if, for example, it is clear that the applicant will not meet the underwriting standards; and

•	our lower internal costs in handling the APS retrieval through one of our three processing centers (a high-volume business that lends itself to a factory-type environment) enable us to pass along cost savings as we are able to negotiate national contracts which lower average medical facility fees to our carrier customers.

Cost containment has become increasingly important in the life insurance industry, in part because of the shift that has occurred from higher-margin whole life products to products with slimmer margins, such as term insurance, annuities and other retirement products.

Lab Work

Our wholly-owned subsidiary, Heritage Labs International, LLC., processes the blood and urine specimens obtained in connection with a portion of the paramedical examinations handled by Portamedic, as well as the specimens provided by third-party health information service providers. Most insurance carriers use more than one lab. Heritage Labs’ laboratory testing services consist of certain specimen profiles designed to provide insurance carriers with specific information of relevance to the assessment of the applicant’s health profile, such as:

•	the presence of antibodies or antigens to the human immunodeficiency virus (HIV);

•	cholesterol and related lipids;

•	liver or kidney disorders;

•	the presence of antibodies to hepatitis;

•	prostate specific antigen;

•	immune disorders;

•	tobacco/nicotine use; and

•	the use of certain medications, cocaine and other drugs.

Outsourced Underwriting

We made our initial entry into the outsourced underwriting business through the acquisition of Medicals Direct Group, which provides outsourced underwriting services in connection with approximately 25% of all life insurance policies that are underwritten in the United Kingdom. We built on this platform in 2004 by acquiring Mid-America Agency Services, Inc. (MAAS), an insurance services organization based in Omaha, Nebraska, that provides underwriting services to the insurance underwriting industry on an outsourced basis, without the mortality and morbidity risks, using professionals who are trained in medical, non-medical and the financial aspects of underwriting.

At various times during the calendar year, the level of insurance application activity can vary significantly. It is costly for carriers to maintain an underwriting staff sufficient to handle the peak periods on a year-round basis. To date, MAAS’s outsourced underwriting services have been utilized extensively by its primary customer, Fidelity & Guaranty Life, and more recently by other customers to deal with overflow and regular new business processing activity.

Claims Evaluation Services

Our Claims Evaluation Division provides medical claims evaluation services to insurance adjusters for use in processing personal injury accident claims, primarily on behalf of property and casualty insurance carriers. While we also serve disability insurance carriers, revenues from these carriers have not been significant. We provide our claims evaluation services primarily in connection with automobile (particularly no-fault) claims and workers’ compensation claims, with a small volume of services rendered in connection with general liability claims and, on the life and health insurance side of the insurance industry, private disability claims.

Our claims evaluation services encompass arranging:

•	independent medical examinations (IMEs);

•	peer reviews (i.e., an analysis of a prior treatment performed by a doctor in the same specialty to determine the appropriateness of the treatment);

•	file reviews (i.e., the review of a claim file for purposes other than to review the appropriateness and necessity of the treatment);

•	radiology reviews (i.e., the review of imaging studies, such as X-rays and MRIs, to confirm previous readings and interpretations of diagnostic studies); and

•	functional capacity evaluations (i.e., an extensive set of tests done by a licensed therapist designed to test the ability to perform specific job tasks and activities of daily living).

The administration of the above services must be performed efficiently and effectively, working within the parameters of applicable law, regulations and customer protocols. Customer service success is measured by the overall accuracy, timeliness and quality of these services. Managing and maintaining a credentialed provider network available to provide these services is critical. Our Claims Evaluation Division’s provider panel includes practitioners of multiple specialties in 46 states.

Customers

Health Information Division

The businesses that comprise our Health Information Division provide risk assessment services to over 700 life insurance carriers in the United States, including most of the top 100 carriers, and virtually all of the roughly 50 life insurance carriers operating in the United Kingdom. The U.S. life insurance industry overall is highly fragmented. However, almost two-thirds of total ordinary life premiums are generated by the top 15 life insurance carrier groups.

Although no single customer represented more than 10% of the Health Information Division’s total revenue in 2005, the division’s three largest customers represented 6%,5% and 4%, respectively. The division’s top 10 customers represented approximately 32% of division revenues in 2005.

We have written agreements with certain carrier customers, with terms of between one and three years.

Claims Evaluation Division

Our Claims Evaluation Division’s customer base includes P&C insurance companies, third party administrators, employers and other self-insured, law firms and public sector entities.

The CED’s largest 25 clients accounted for approximately 86% of the division’s revenues in 2005.

We do not typically enter into written contracts with our Claims Evaluation Division’s customers; instead, we rely on oral agreements to perform services at an agreed-upon price. Service standards are addressed on a case-by-case basis.

Sales and Marketing

Health Information Division

Our core Portamedic business continues to require a two-step sales process, notwithstanding the greater proportion of life insurance sold through what we refer to as the alternative distribution channel (i.e., sales through direct mail, telephone and the Internet directly to the public). First, our Portamedic sales representatives must negotiate with the national office of a life insurance carrier to get on its list of approved outside risk assessment service providers. Second, we must sell to the carrier’s local agents and to the community of independent brokers and agents that sell that carrier’s products.

To more effectively address sales at the national carrier level, we have recently augmented our sales team. We also have a sales team whose primary focus is the alternative distribution channel. Success at the local level requires establishing, maintaining and nurturing relationships with the agents and brokers. Our new management team intends to better utilize our network of branch offices to enhance our sales efforts at the local level.

Claims Evaluation Division

The Claims Evaluation Division markets its claims evaluation services to insurance claims adjusters working generally in four distinct lines of insurance: automobile (including no-fault), workers’ compensation, disability and general liability. The division’s target clients include the entities that handle such claims. The sales process occurs at three levels: the national/regional contracting level, the claims processing center or branch level, and the local claims office/individual adjuster level. Individual adjusters have historically had significant discretion in the choice of outside claims evaluation service vendors.

The Claims Evaluation Division has a full-time sales staff dedicated to soliciting business from prospective customers and generating revenue growth from existing customers. Their responsibilities include developing and maintaining customer contact, attending industry-related conventions and conferences and making face-to-face sales presentations to prospective and existing customers. Our sales executives and operations managers have developed many close relationships with industry professionals, which have led to referrals and additional business. In addition, certain of our staff are members of and/or participate in various industry associations and trade groups, as well as national, regional and local industry trade shows and conferences.

Information Technology

In 2005, we embarked on a major upgrade of our information technology (IT) infrastructure and applications. We are scheduled to have this upgrade completed by the end of 2006. Highlights include:

•	new branch office/head office software applications that automate operations currently being performed manually, which we expect will improve the quality and timeliness of our paramedical examination network. The new applications will (i) enable auto-diagnosis of services to be provided based on individual carrier requirements, (ii) provide rules-based outcomes of processes based on carrier and broker requirements, (iii) allow paramedical examiners to log on and manage their work flow remotely, and (iv) allow carriers/brokers to view the work flow remotely;

•	a new website;

•	development of a new data center, high-speed (T-1) connections to all of our offices, and storage area networks; and

•	rollout of a new financial accounting system to replace the legacy mainframe system.

Competition

Health Information Division

Our core Portamedic business is the largest of the four national firms, whose businesses encompass arranging paramedical examinations, providing specimen analysis, conducting interviews of insurance applicants and medical records collection for the life insurance industry. The other three firms are ExamOne, a subsidiary of LabOne Inc., which was recently acquired by Quest Diagnostics Incorporated, Examination Management Services, Inc. (EMSI) and American Para Professional Systems, Inc. (APPS) In addition, a significant number of regional and local firms also compete in this industry. Although we have exclusive relationships with certain of our carrier customers, most customers generally use two or more risk assessment service providers.

Our Heritage Labs subsidiary is one of three national laboratories, the others being LabOne and the privately-held Clinical Reference Laboratory (CRL). LabOne and CRL both focus on activities beyond the testing of blood, urine and oral fluid specimens for the life and health insurance industries.

In management’s view, the principal competitive factors in the medical-related risk assessment services market are (i) the ability to further the cost containment objectives of insurance carriers, (ii) the ability to further the reduced underwriting cycle time objectives of the carriers’ agents and independent brokers, and (iii) the efforts made to establish, maintain and nurture relationships with the agents and brokers that determine which company they will use to provide risk assessment services.

Claims Evaluation Division

The outsourced medical claims management services industry is relatively fragmented, with the nine largest participants in the industry accounting for less than one-half of the total medical evaluative services segment’s revenues, based on internal estimates. The New York State Workers’ Compensation Board, an industry regulator, lists over 100 registered “IME entities” in the New York workers’ compensation market alone, though many apparently provide services to only a few customers in a specific market segment. Management believes that the increasing demands of property and casualty insurance carriers, third party administrators and other clients, and the resultant capital spending requirements on the part of vendors, is accelerating the trend to consolidate.

Management believes that the Claims Evaluation Division may be one of the leading providers of IMEs in the Northeast and Midwest regions of the United States. Our competition includes numerous businesses that provide services on a regional, local or, in some cases, customer-specific basis. Certain competitors that are publicly held offer services beyond medical evaluative services.

Government Regulation

The businesses that comprise our Health Information Division, in particular, our paramedical examination and lab businesses are subject to federal and state regulation. The paramedical examiners we utilize are subject to licensing and certification requirements and regulations with respect to the drawing of blood and needle disposal. We are subject to federal and state regulation relating to the transportation, handling and disposal of the various specimens obtained in the course of a paramedical or medical examination. The Food and Drug Administration governs certain aspects of Heritage Labs’ business, including the manufacture of specimen collection kits. In addition, certain aspects of the risk assessment services we provide may be subject to certain provisions of the Health Information Portability and Accountability Act of 1996 (“HIPAA”) relating to the privacy of protected health information.

The business conducted by our Claims Evaluation Division is regulated or affected by the laws and regulations of the states in which we operate and, to a lesser extent, federal laws and regulations. Many states require entities that provide some of the services we provide, such as medical review services, to be registered with or licensed by the state. These laws typically establish minimum standards for qualifications of personnel, confidentiality and internal quality control. In addition, because workers’ compensation claims, automobile insurance claims and general liability claims are generally governed by state law, the demand for most of the division’s services is affected by the insurance laws of the various states in which we conduct business. These state regulatory regimes and other laws frequently change. The changes may create a greater or lesser demand for some or all of our services or require us to develop new or modified services to meet the needs of our customers and compete effectively with other providers of claims evaluation services.

The CED’s business may also be indirectly subject to certain regulations promulgated under HIPAA. These regulations establish standards relating to the privacy and security of protected health information, which is individually identifiable health information, such as an individual’s medical records. These regulations are designed to protect the confidentiality, integrity and availability of health information through restrictions on the use and disclosure of the information, and through required implementation of safeguards to secure electronically maintained protected health information. We believe that we comply with these privacy and security standards to the extent that we are required to do so by contract with our customers.

Employees

We employ approximately 3,000 persons in our Health Information Division and 150 persons in our Claims Evaluation Division. In addition to approximately 125 persons in the corporate home office in Basking Ridge, New Jersey, our Health Information Division employs a field staff that receives and process the orders for the division’s services. Our new management team contemplates expediting decision-making at the branch level and making the business more nimble. In our Claims Evaluation Division, our employees are based in the regional operations centers and perform scheduling, quality reviews and marketing-related functions.

General Information

Hooper Holmes, Inc. is a New York corporation. Our principal executive offices are located at 170 Mt. Airy Road, Basking Ridge, New Jersey 07920. Our telephone number is (908) 766-5000. Our website address is www.hooperholmes.com. We have included our website address as an inactive textual reference only. The information on our website is not incorporated by reference into this annual report on Form 10-K. We make available through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, Forms 3, 4 and 5 filings, and all amendments to these reports and filings as soon as reasonably practicable after such material is electronically filed with the SEC. These documents may also be accessed through the SEC’s website at www.sec.gov.

ITEM 1A Risk Factors

Risks Relating to the Health Information Division’s Businesses

We expect that the market for our life insurance risk assessment services will continue to contract.

Each of our paramedical examination, tele-underwriting, attending physician statement (APS) retrieval, lab specimen testing and outsourced underwriting businesses is directly influenced by the level of life insurance application activity in the United States and in the United Kingdom. Based on available data, life insurance application activity in North America has declined in each of the last three years. The data are consistent with the fundamental changes that reportedly have been occurring within the life insurance industry over a number of years, changes that have resulted in the slow decline of the market for life insurance. We do not foresee a change in this trend.

Our paramedical examination, lab specimen testing and APS retrieval businesses are also affected by decisions of life insurance carriers as to the policy amount thresholds, and the age of applicants and other criterion for which life insurance carriers require such services. In general, a raising of these thresholds and other criterion has a negative effect on the demand for our services.

Our new senior management team is embarking on a number of initiatives in an effort to restore the operating margins of our core paramedical examination business and return the business to a growth path. The success of these initiatives depends on a number of factors, many of which are outside management’s control.

In 2005, our U.S.-based core paramedical examination business experienced a decline in revenues of $17.2 million, or 9.1%, compared to 2004. In 2004, this business experienced a decline in revenues of 8.5% compared to the prior year. The business’ operating margins declined in each of 2005 and 2004.

To address the decline in operating results, our new management team intends to focus initially on expense management, seeking, in general, to align our costs with existing levels of revenues so as to restore the business’s operating margins. The second phase of the planned initiatives will focus on revenue enhancement.

This process will entail a number of internal changes. The success of those changes will depend on the active input of our employees, and the willingness and ability of our employees and network of paramedical examiners to adapt to changes in the manner they go about their day-to-day activities. Success will also hinge on the receptivity of our current and target customers to our initiatives, as well as our ability to anticipate changes in the competitive landscape.

We have experienced downward pricing pressure from our life insurance carrier customers, which has hurt our operating margins and otherwise adversely affected our operating results.

For the past several years, we have experienced downward pricing pressure from our life insurance carrier customers. We attribute this pressure to the carriers’ efforts to address cost items in a more rigorous manner in an attempt to maintain their profitability and level of return to their investors and other stakeholders in the face of (i) lower returns in the stock and bond markets, (ii) a shift in life insurance premium dollars away from higher-margin whole life products toward lower-margin term insurance policies, and (iii) a shift in consumers’ investment preferences toward accumulation and investment products, such as annuities and mutual funds.

With price having become the primary basis of competition in the paramedical examination business, we have experienced declines in our average revenue per exam. This has been a significant factor in the decline in revenues derived by our core paramedical examination business in each of the last two years, and the related declines in operating margins and cash flow from operating activities.

Our Health Information Division’s ten largest customers represented approximately 32% of division revenues in 2005. The loss of a significant volume of business from any of these customers could be expected to result in a material reduction in our revenues and negatively affect our cash flows from operating activities.

In 2005, our Health Information Division’s top 10 customers represented, in the aggregate, approximately 32% of the division’s revenues. The loss of a significant volume of business from any of these customers could be expected to result in a material reduction in our revenues and negatively affect our cash flows from operating activities.

Improper actions by our paramedical examiners or our physician practitioners could cause us to lose business and result in claims against us or our incurring expenses to indemnify our life insurance carrier customers.

In 2005, we believe we lost the business of one of our life insurance carrier customers as a result of events relating to the alleged improper actions of a paramedical examiner. In the many years we have been in the business of arranging for paramedical and medical examinations, incidents of improper actions on the part of a paramedical examiner or physician have been extremely rare.

When they have occurred, we have agreed, where appropriate, to indemnify or reimburse our insurance company clients for any expenses or other damages that they incur or suffer. However, the risk exists in these situations that the client relationship may be damaged, such that we experience a drop-off in the volume of business from such client or the loss of the client’s business.

If life insurance carriers and the agents and brokers who sell life insurance make greater use of tele-interviewing/underwriting, we may experience reduced demand for our paramedical examination services and a lower volume of orders for attending physician statements.

We believe that life insurance carriers and the agents and brokers who sell life insurance will over time make increasingly greater use of tele-interviewing/underwriting because of the ability of tele-interviewing/underwriting to further carriers’ two principal objectives: cost containment and reduced underwriting cycle time. While this represents a growth opportunity for us, it may also result in reduced demand for our paramedical examination services due to the screening out of life insurance applicants at an earlier stage in the medical-related information gathering process. In addition, tele-underwriting may reduce the APS order rate.

Heritage Labs’ failure to provide accurate laboratory test results may result in claims against us.

Our Heritage Labs subsidiary processes the blood, urine and other specimens obtained in connection with a portion of our paramedical examinations, as well as specimens provided by third-party health information service providers. Our insurance company clients and these third-party health information service providers rely on the accuracy of the test results and other data in connection with their insurance underwriting, treatment and other decisions. In addition, federal and state laws regulate the disclosure of specimen test results and other nonpublic medical-related personal information. If Heritage Labs does not provide accurate test results or does not protect the confidentiality of such results in accordance with applicable laws, we could face significant liability.

Our classification of most of our paramedical examiners outside of the State of California as independent contractors, rather than employees, exposes us to possible litigation and legal liability.

We classify most of our paramedical examiners outside the States of California, Montana and Oregon as independent contractors, making such examiners personally responsible for their employment taxes and workers’ compensation. In the past, some state agencies have claimed that we improperly classified our examiners as independent contractors, rather than employees, for purposes of state unemployment tax laws and that we were, therefore, liable for arrears of taxes or for penalties for failure to comply with these laws. In the State of California, we received an adverse determination as to the independent contractor status of our paramedical examiners, and, as a result, we now classify our examiners in California as employees. Should any other jurisdictions in which we conduct operations determine that our paramedical examiners are employees, we may be exposed to litigation and liability, as well as increased operating costs.

Risks Related to Our Claims Evaluation Division

There are signs that the outsourced medical claims management market in the United States may be contracting, which may limit the potential growth of our Claims Evaluation Division’s business.

Our management perceives that the outsourced medical claims management market in the United States, including the market for our claims evaluation services, may be contracting. Property and casualty insurance is largely regulated on a state level, with most of the demand for medical claims management services being created by state insurance laws. These state regulatory regimes frequently change. These changes may reduce the demand for some or all of our Claims Evaluation Division’s services necessitate the lowering of the prices we charge for our services, increase our cost of operations, or require us to develop new or modified services in order to meet the needs of our customers or to compete effectively. For example, in New York, where a significant portion of the CED’s revenues have been derived since the Company entered this business in 2002, the demand for our claims evaluation services has been adversely affected by the implementation of regulatory changes and efforts to curb auto injury insurance fraud.

If the market for our claims evaluation services contracts, the growth potential of the CED’s business may be limited. Further, the division may be at a competitive disadvantage in dealing with a contracting market as a result of the more narrow focus of its present business activities relative to certain of its larger competitors that are engaged in the other segments of the outsourced medical claims management market (e.g., medical management services).

Our Claims Evaluation Division’s business is being affected by increased customer procurement demands, driven primarily by heightened federal laws and regulations, that are increasing operating costs.

Our Claims Evaluation Division’s business is being affected by increased customer procurement demands. These demands are being primarily driven by heightened compliance and security standards being imposed at the federal and state levels. Compliance with these demands entails higher operating costs, which has contributed (and may continue to contribute) to reduced margins and profitability.

Our Claims Evaluation Division has a significant degree of customer concentration, such that the loss of any one of its larger customers would have a material effect on its operating results.

Our Claims Evaluation Division’s 21 largest clients accounted for 83% of the division’s revenues in 2005. The loss of any of these customers would likely result in a drop-off in the Claims Evaluation Division’s revenues and profitability, and that drop-off may be material.

The nature of the claims evaluation services we provide exposes us to possible litigation and liability.

Through our network of physician practitioners, our Claims Evaluation Division provides assessments of the appropriateness of healthcare providers’ medical treatment plans. The nature of this work is such that we could be exposed to claims for adverse medical consequences. The Claims Evaluation Division does not grant or deny claims for payment of benefits and, to date has not been made a defendant in any litigation relating to any such decision. However, this does not preclude future exposure to claims that may arise or result from the decisions of our customers. Such litigation, even if determined to be without merit, could adversely affect our business, operating results and financial condition. We maintain professional liability insurance and such other coverage as we believe appropriate, but such insurance may prove insufficient.

Healthcare providers are becoming increasingly resistant to the application of certain healthcare cost containment techniques. This could indirectly reduce the demand for our claims evaluation services.

Our customers utilize our claims evaluation services to reduce the costs of the claims they process and/or have financial responsibility for. Healthcare providers have stepped up their efforts to minimize the use of certain cost containment techniques, including initiating litigation against insurers to challenge insurers’ claims adjudication and reimbursement decisions. The healthcare providers’ actions could indirectly result in reduced demand by our customers for our services. In such event, we would expect to experience a decline in revenues, lower operating margins and reduced profitability.

Our Claims Evaluation Division could be negatively affected by changes in what is a fragmented, but highly competitive market.

The market for claims evaluation services market is fragmented, but competitive. We compete with many smaller vendors who generally provide such services on a local level, particularly companies with established relationships with one or more local insurance company claims adjusters. We also compete with larger companies that offer a broader selection of complementary services. Changes in the competitive landscape, including the performance by our Property and Casualty carrier customers of a greater degree of claims evaluation services in-house, could negatively affect our business.

If any of the members of our physician panel were to be found to lack proper credentials or be determined to be less than “independent,” the damage to our reputation and business could be considerable.

The nature of the Claims Evaluation Division’s business is such that the proper credentialing and “independence” of each member of the division’s panel of physicians that perform IMEs has been, and remains, of paramount importance. Although the division is in the process of enhancing its background checks with respect to its roughly 9,000-strong panel physicians, there remains an exposure to liability resulting from improper conduct during an examination encounter even with the most rigorous of credentialing processes. The division must also be vigilant in monitoring the amount of work directed to any particular physician, taking into consideration not just the absolute amount of the fees paid to that physician for his or her services but also how those fees compare with the physician’s income from other sources. Further, the division’s quality reviewers must ensure that the IME reports we arrange on behalf of our customers are comprehensive and complete, and that the factual results support the conclusions drawn in such reports. If any of the members of our physician panel were to be found to lack proper credentials, be determined to be less than independent and/or to engage in improper conduct during the course of an IME, we would be exposed to potential claims and liability. Further, as this is an industry-wide issue, we could also experience a significant drop-off in the demand for IME-related services even if the physician or physicians found to be lacking proper credentials or independence, or engaging in improper conduct, were not part of our physician panel.

Risks Relating to Our Company Generally

Our management has determined that there are material weaknesses in our system of internal control over financial reporting, such that we have determined that such internal control was not effective as of December 31, 2005. If we are unable to address these weaknesses in our internal controls, we may not be able to report our future operating results and financial condition in an accurate and timely manner.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. This assessment identified material weaknesses in our internal control over financial reporting as of that date. For more information, see Item 9A “Controls and Procedures” of this annual report on Form 10K. Accordingly, our management determined that our internal control over financial reporting was not effective as of December 31, 2005. Further, the analysis that led to our determination to restate our consolidated financial statements for prior periods led to management’s concluding that our internal control over financial reporting was not effective as of December 31, 2004, as well.

Although we are in the process of taking steps to correct the weaknesses in our internal control over financial reporting, determining whether these steps are efficacious will require continuing review and testing. Any failure to maintain adequate internal control over financial reporting could prevent us from accurately reporting our financial results or cause us to fail to meet our reporting obligations in the future. If we are not able to report our future operating results and financial condition in an accurate and timely manner, we could face litigation or regulatory action. Further, investors could lose confidence in our reported financial information. Any of such consequences could adversely affect our business and result in a decline in the market price of our common stock.

Our senior credit facility is scheduled to expire in January 2007.

Our existing senior credit facility is scheduled to expire in January 2007. Although we currently have no outstanding indebtedness under our existing credit facility, if we are unable to enter into a new or amended credit facility prior to the expiration of the existing credit facility, our options to finance our operations will be more limited. A new or amended credit facility may reflect a lower amount of permitted borrowings, higher interest rates and/or more restrictive financial covenants than under the terms of our existing credit facility. A continuation of the decline in our operating results may contribute to a decline in our cash flows from operating activities, further limiting our ability to finance our operations.

If the Company is unable to meet the terms of its recently amended revolving credit facility dated April 25, 2006, the Company may not have sufficient cash to meet its operating and capital requirement needs.

The April 25, 2006 amendment to our credit agreement, which now expires on January 2, 2007, requires the Company to adhere to certain covenants, which are fully discussed in Note 10 to the consolidated financial statements contained in this annual report on Form 10-K. Certain operating financial covenants the Company must meet are: i) a minimum consolidated monthly pre-tax income, ii) a minimum quarterly fixed charge coverage ratio and iii) a quarterly funded debt to EBITDA ratio. If the Company fails to produce the required results to remain in compliance with the terms of its credit facility and if the Company is not successful in obtaining a waiver of a covenant violation from the lenders, any amounts outstanding under the credit agreement become due immediately, and the Company’s ability to borrow under this facility is terminated, which could limit the Company’s ability to finance its operations.

If we are not able to maintain and upgrade our information technology platform so that our customers are able to readily access critical data related to their underwriting decisions or processing of claims, the competitiveness of our businesses will suffer.

In each of our businesses, the speed with which we make information available to our customers is critical. As a result, we are dependent on our information technology platform and our ability to store, retrieve, process, manage and enable timely customer access to the health-related and other data we gather on behalf of our customers. Disruption of the operation of our IT systems for any extended period of time, loss of stored data, programming errors or other system failures could cause customers to turn elsewhere to address their service needs. In addition, we must continue to enhance our IT systems to keep pace with our competitors’ service and product enhancements.

Our expensing of stock options will negatively affect our operating results.

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment which requires that stock-based compensation be accounted for at fair value and expensed over the service period for financial reporting purposes. SFAS No. 123R is effective for the Company beginning January 1, 2006. Such stock option expensing will require the Company to value its employee stock option grants in accordance with a either the Black-Scholes formula or the binomial valuation formula, and then amortize that value against the Company’s reported earnings over the vesting period in effect for those options. The Company currently accounts for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation. When the Company begins to expense employee stock options, the stock-based compensation expense will be charged directly against the Company’s reported earnings. For an illustration of the effect of such a change on the Company’s recent results of operations, see Note 1(t) of Notes to Consolidated Financial Statements contained in this report.

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

Item 1B Unresolved Staff Comments

Not applicable

ITEM 2 Properties

We own a five building complex located at 170 Mt. Airy Road, Basking Ridge, New Jersey approximately 45 miles southwest of New York City. Of approximately 53,000 total square feet of office space, we maintain our operations in approximately 45,000 square feet and the balance is leased or available for lease to several tenants. Management believes that this arrangement provides for our foreseeable expansion needs.

We lease our regional operations centers and field offices under a number of operating leases with varying terms and expirations, typically three years in duration. We also lease 9,200 sq feet in Allentown, PA for a business continuity and operations center.

ITEM 3 Legal Proceedings

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

ITEM 4 Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5 Market For The Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information

Our common stock is traded on the American Stock Exchange (AMEX) under the symbol “HH.” Options of our common stock are also traded on the AMEX.

Common Stock Price Range

The following table shows, for the periods indicated, the high and low sales prices per share of our common stock based on published financial sources: (dollars)

	2005		2004
Quarter	High	Low	High	Low
First	5.95	3.51	7.30	5.63
Second	4.45	3.22	6.51	5.12
Third	4.36	3.86	5.67	3.55
Fourth	3.87	2.50	6.03	4.11

Holders

According to the records of our transfer agent, Registrar and Transfer Company, Cranford, NJ, as of February 15, 2006, there were 1,113 holders of record of our common stock.

Dividends

During 2005 and 2004, the Company paid quarterly dividends per share as follows: (dollars)

Quarter	2005	2004
First	.015	.015
Second	.015	.015
Third	.015	.015
Fourth	.015	.015

Our Board of Directors has determined to suspend the payment of cash dividends on the Company’s common stock in 2006. Further, we are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our credit agreement, as amended on April 25, 2006.

Recent Sales of Unregistered Securities

Stock Grants to Non-Employee Directors

By resolution, dated January 28, 2003, our Board of Directors authorized the issuance of shares of the Company’s common stock to the then non-employee directors of the Company for future services. Such resolution provided for the issuance of 5,000 shares to each of these directors on each of January 31, 2005, 2004 and 2003. Accordingly, we have issued an aggregate of 90,000 shares of our common stock to the six non-employee directors who served on the Board during this time. All of these shares issued are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933 (the “Securities Act”).

These share issuances were exempt from registration pursuant to Section 4(2) of the Securities Act as “transactions not involving a public offering.” No underwriter participated in these transactions, nor was any commission paid.

Each of the stock award agreements memorializing the share issuances to each of the non-employee directors provides that the shares may not be sold or transferred by the director until four years from the date of issue, and then only if covered by an effective registration statement or an exemption from registration under the Securities Act. In January 2006, the Board adopted a resolution removing all contractual restrictions with respect to any such shares held by a director who retires from the Board and is not removed with cause.

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

On May 30, 2000, the Board of Directors authorized the repurchase in any calendar year of up to 2,500,000 shares of the Company’s common stock for an aggregate purchase price not to exceed $25.0 million. On April 27, 2005 the Board of Directors amended its earlier resolution limiting the repurchases to between 1.0 and 1.5 million shares of the Company’s common stock in any calendar year. Shares may be repurchased in open market purchases or through privately negotiated transactions. As a result of the amendment to our credit agreement executed on April 25, 2006, the Company is not permitted to purchase any shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Year ended December 31, 2005	30,800	$3.96	0	1,469,200

ITEM 6 Selected Financial Data

The following table of selected financial data should be read in conjunction with our consolidated financial statements and related notes, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this annual report. The statement of operations data set forth below for each of the years in the three year period ended December 31, 2005, and the balance sheet data as of December 31, 2005 and 2004, have been derived from, and are qualified by reference to, our consolidated financial statements appearing elsewhere in this annual report. The statement of operations data for the years ended December 31, 2002 and 2001, and the balance sheet data as of December 31, 2003, 2002 and 2001, are derived from the Company’s consolidated financial statements that are not included in this annual report.

	For the years ended December 31,
(in thousands except for share data)	2005	2004 (Restated)(2)	2003 *(Restated)(2)	2002 *(Restated)(2)	2001 (Restated)(2)
Statement of operations data:
Revenues	$320,346	$326,651	$300,182	$260,317	$245,908
Operating income (loss)	(1)(134,319)	17,581	26,794	21,872	24,484
Interest expense	524	632	386	113	204
Net income (loss)	(96,623)	10,015	15,847	14,293	15,465
Basic earnings (loss) per share	(1.47)	.15	.24	.22	.24
Diluted earnings (loss) per share	$(1.47)	$.15	$.24	$.21	$.23

Cash dividends per share	$.06	$.06	$.05	$.04	$.03

Weighted average shares - basic	65,513,451	64,996,778	64,733,346	64,868,163	64,895,764
Weighted average shares - diluted	65,513,451	66,534,421	66,598,604	67,229,119	67,618,151

Balance Sheet Data (as of December 31):
Working capital	$33,746	$38,296	$53,378	$59,173	$94,432
Total assets	164,712	275,109	256,019	236,953	222,694
Current maturities of long-term debt	1,046	1,067	1,028	173	240
Long-term debt, less current maturities	—	1,000	2,000	3,314	3,280
Total long-term debt	1,046	2,067	3,028	3,487	3,520
Stockholders’ equity	$128,902	$227,959	$219,876	$206,211	$196,780

*	Only balance sheet data restated for years ended December 31, 2003 and 2002.

(1)	Includes goodwill and long-lived asset impairment charges of $115.6 million and $18.0 million, respectively.

(2)	See note 2 to the consolidated financial statements contained in this annual report on Form 10-K.

ITEM 7 Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements. See page 2 of this annual report on Form 10-K for information regarding our use of forward-looking statements in this annual report. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in Item 8 of this annual report.

Restatement of Prior Period Financial Statements

The Company has restated its previously filed consolidated financial statements for the year ended December 31, 2004. In addition, the Company has restated its previously reported consolidated financial statements for the four quarterly periods of 2004 and the first three quarterly periods of 2005.

As a result of the restatement, originally reported net income for the year ended December 31, 2004 was reduced by $695 thousand ($0.01 per diluted share). The cumulative impact of errors related to periods prior to 2003 totaling $397 thousand has been reflected as a prior period adjustment to increase retained earnings as of December 31, 2002. See note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.

The discussion and analysis of our financial condition and results of operations reflects the above-described restatements.

Overview

Hooper Holmes, Inc. and its subsidiaries currently engage in businesses that are managed as two separate divisions: the Health Information Division and the Claims Evaluation Division.

Our Health Information Division (HID) provides medical-related risk assessment information to life and health insurance carriers, information that is integral to such carriers’ underwriting decisions. These services include:

•	arranging paramedical and medical examinations of individual insurance policy applicants - mainly life insurance policy applicants - throughout the United States (under the Portamedic brand name) and in the United Kingdom (under the Medicals Direct brand name);

•	performing telephone interviews of applicants and collecting applicants’ medical records;

•	testing the blood, urine and other specimens obtained in connection with a portion of the paramedical examinations we coordinate, as well as specimens provided by third-party health information service providers; and

•	underwriting life insurance policies on an outsourced basis for life insurance companies.

Our Health Information Division accounted for 88.0%, 86.7% and 88.8% of our total revenues in 2005, 2004 and 2003, respectively. Our core Portamedic paramedical examination business accounted for 61.0% of our HID revenue and 53.7% of our total revenue in 2005. In 2004 and 2003, Portamedic accounted for 66.7% and 77.5% of HID revenues and 57.9% and 68.9% of our total revenues, respectively.

Our Claims Evaluation Division (CED) provides medical claims evaluation services to property and casualty (P&C) insurance carriers, law firms, self-insureds and third party administrators for use in processing personal injury accident claims. The core activity of this business consists of arranging for independent medical exams (IMEs). An IME is a medical examination by a doctor (other than a claimant’s physician) for purposes of rendering an objective opinion regarding the nature, origin, treatment and causal relationship of an injury, typically to establish whether the claimant needs further treatment or is disabled, or to determine what medical expenses are eligible for payment or reimbursement. We provide our claims evaluation services in connection with automobile (particularly no-fault), liability, disability and workers’ compensation claims.

Our Claims Evaluation Division accounted for 12.0%, 13.3% and 11.2% of our total revenues in 2005, 2004 and 2003, respectively.

Key Factors Affecting Our Businesses

Our revenue, profitability and cash flows are directly affected by the demand for our services, the prices we can charge for the services we provide, the relative volume of the higher-margin services we provide relative to services with lower margins, and our efforts to grow our business and manage our operating and other expenses. In the periods covered by the consolidated financial statements included in this annual report, the businesses that comprise our Health Information Division and our Claims Evaluation Division have been influenced by several key factors or trends, discussed below.

Health Information Division

Decline in Life Insurance Application Activity

The level of life insurance application activity in the United States and in the United Kingdom can have, and we believe has had, a significant effect on the businesses that comprise our Health Information Division. In general, the lower the level of application activity, the lower the demand for our paramedical examination, tele-underwriting, lab specimen testing and outsourced underwriting services.

Based on data available from The Medical Information Bureau Group, Inc. (MIB), a clearinghouse of policy application information based in Westwood, Massachusetts that is owned by participants in the insurance industry, it appears that life insurance application activity in North America has declined during each of the last three years. The MIB Life Index is the life insurance industry’s timeliest measure of application activity across the United States and Canada. The index is based on the number of searches member company underwriters perform on the MIB database. Since the vast majority of individually underwritten life insurance premium dollars in North America include a MIB search as a routine underwriting requirement, the MIB Life Index provides what our management believes is a reliable proxy for new application activity. The MIB data suggest a decline in application activity of 3.4% in 2005, 2.3% in 2004 and 4.1% in 2003.

The MIB data is consistent with a number of fundamental changes that have been occurring within the life insurance industry over a number of years, including the reported shift in consumers’ preferences away from individual life insurance and toward accumulation and investment products, such as annuities and mutual funds, and the reported significant drop-off in the number of insurance agents selling life insurance. In the latter regard, LIMRA International (formerly the Life Insurance Marketing and Research Association) has reported that in 2005 more than 75% of American households did not have a personal life insurance agent or broker.

Pricing Pressure from Life Insurance Carriers

For the past several years, we have experienced downward pricing pressure from our life insurance carrier customers. We attribute this pressure to the carriers’ efforts to address cost issues in a more rigorous manner in an attempt to maintain their profitability and level of return to their stakeholders in the face of (i) lower returns in the stock and bond markets, (ii) a shift in life insurance premium dollars away from higher-margin whole life products toward lower-margin term life insurance products, and (iii) the previously mentioned shift in consumers’ investment preferences toward accumulation and investment products.

As discussed in Item 1. “Business - Sales and Marketing - Health Information Division,” our core Portamedic business must negotiate with the home offices of life insurance carriers to get on their lists of approved outside risk assessment service providers. In recent years, those negotiations have increasingly focused on pricing levels as carriers have focused on lowering their costs.

We anticipate that life insurance carriers’ cost containment objectives will serve to increase the level of interest and demand for tele-interviewing/underwriting and for outsourced underwriting services, both of which we believe further those objectives. Accordingly, we see our businesses that provide those services as having significant growth potential. At the same time, we recognize that tele-interviewing/underwriting can reduce the demand for paramedical and lab services due, in part, to the screening out of life insurance applicants at an earlier stage in the medical-related information gathering process.

Claims Evaluation Division

Contraction of the Outsourced Claims Management Market in the United States

Our management perceives that the outsourced medical claims management market in the United States, including the market for the Claims Evaluation Division’s claims evaluation services, may be contracting. There are a number of factors that may be contributing to this trend, including:

•	the decrease in manufacturing employment levels in the United States and the associated decline in the rates of workplace injuries and, in turn, workers’ compensation claims;

•	the reported decline in the number of people injured in automobile accidents in the United States; and

•	changes in state laws and regulations that, in general, encourage the use of managed care techniques in handling workers’ compensation and automobile-related personal injury insurance claims. Managed care laws generally channel claimants into provider networks and suggest treatment protocols and other constraints on the activity of the physician practitioners in such networks.

In addition to the factors cited above, the market for claims evaluation services in New York (where a significant portion of the CED’s revenues were derived in the periods covered by the consolidated financial statements included in this annual report) has been adversely affected by the implementation of regulatory changes (for example, shortening the period of time for filing a personal injury and property claim) and efforts to curb auto injury insurance fraud.

Increasing Customer Procurement Demands

Federal laws regarding financial controls and accountability (such as the Sarbanes-Oxley Act of 2002), as well as the privacy and security of medical records (e.g., the Health Information Portability and Accountability Act of 1996) and consumer personal financial information (the Gramm-Leach-Bliley Act) have resulted in stricter compliance standards that property and casualty insurers, third party administrators of claims, and other claim handlers - and, as a consequence, their vendors - must meet. We are being asked to complete lengthy questionnaires, provide written representations as to our compliance with applicable laws, and meet more rigorous standards regarding the quality of our services. Enhanced physician credentialing, including the undertaking of criminal background checks of such physicians, is a particularly time-consuming and costly demand being made by certain insurance company clients. In addition, our customers are seeking confirmation that we have the financial wherewithal to sustain legal challenges to our compliance with these laws.

In a still fairly diffuse market, our management believes that the Claims Evaluation Division has benefited (and management believes will continue to benefit) from the above-described increasing customer procurement demands. We believe that the Company’s corporate infrastructure and outsourcing capabilities - the core strengths that the Company sought to leverage when it determined to enter into the claims evaluation business - position us well to meet our customers’ demands arising out of the increasingly stringent regulatory requirements.

Write-Down of Long-Lived Assets and Goodwill

In the fourth quarter of 2005, the Company’s management initiated our annual testing for impairment of goodwill, in accordance with applicable accounting pronouncements. We also deemed it appropriate to test for impairment of long-lived assets, since certain impairment indicators were present. During the course of the testing process, we considered a number of events and circumstances that constitute impairment indicators under the literature, including:

•	the Company’s operating loss in the third quarter of 2005;

•	a preliminary expectation of an operating loss in the fourth quarter of 2005;

•	projections of operating results in future periods that reflected an assumption that some of the negative trends adversely affecting each of the Company’s two divisions (discussed above) would continue;

•	a decline in the market price of our common stock over a sustained period of time; and

Upon completion of the impairment tests, we recorded non-cash impairment charges to long-lived assets and goodwill of $18.0 million and $115.6 million, respectively. For more information regarding these impairment charges, see the discussion under “Results of Operation - Impairment of Long-Lived Assets and Goodwill.”

Key Financial and Other Metrics Monitored by Management

In our periodic reports filed with the SEC, we provide certain financial information and metrics about our businesses and each of our two segments, information that our management uses in evaluating the Company’s performance and financial condition. Our objective in providing this information is to help our shareholders and investors generally understand our overall performance and assess the profitability of our businesses and our prospects for future net cash flows.

In 2005, our management primarily focused on tracking our actual results relative to our forecasts and budgets, and measuring the degree of success of efforts to align our costs with lower revenue levels.

With respect to our Health Information Division, our management monitors the following metrics:

•	the MIB Life Index data, which, as discussed above, serves as a proxy for the level of life insurance application activity and indirectly serves to give us a sense of changes in our market share;

•	the number of paramedical examinations and screenings performed by Portamedic and Medicals Direct, respectively;

•	the average revenue per paramedical examination;

•	the number of tele-interviewing/underwriting reports we generate;

•	the number of specimens tested by our Heritage Labs subsidiary; and

•	the average revenue per specimen tested.

With respect to our Claims Evaluation Division, our management monitors the following metrics:

•	the number of incoming cases by client and by insurance adjusters;

•	time of service which measures the time to complete a claim - receipt to issuing a report;

•	customer profitability; and

•	budget to actual financial performance with an eye on the divisions cost structure.

Certain of the above-cited metrics are discussed in the comparative discussion and analysis of our results of operations that follows.

Results of Operations

Comparative Discussion and Analysis of Results of Operations in 2005, 2004 and 2003

The table below sets forth certain consolidated statements of operations and other data, and certain key statistics, for the periods indicated.

Revenues by Component Businesses and Reporting Segments

	For the Years Ended December 31,
(in millions)	2005	% Change	2004 (Restated)	% Change (Restated)	2003
HID
Portamedic	$171.9	-9.1%	$189.1	-8.5%	$206.7
Infolink	31.3	12.2%	27.9	25.7%	22.2
Medicals Direct Group (MDG)	42.2	4.7%	40.3	78.5%	22.6
Other	36.4	40.5%	25.9	71.5%	15.1

Total HID	281.8	-0.5%	283.2	6.2%	266.6
CED	38.5	-11.5%	43.5	29.5%	33.6

Total	$320.3	-2.0%	$326.7	8.8%	$300.2

Revenues

We experienced a 2.0% decline in our total revenues in 2005 compared to the prior year. In contrast, our 2004 total revenues were 8.8% higher than in 2003. Much of the increase in revenues in 2004 was attributable to the acquisitions we completed in 2004 to grow our underwriting business (MAAS) within the Health Information Division and to grow the Claims Evaluation Division. As explained below, similar market forces influenced the revenues and operating results of each of our two divisions, and the component businesses within our Health Information Division, throughout the three-year period ended December 31, 2005.

Health Information Division

Our Portamedic business experienced a decline in revenues of $17.2 million, or 9.1%, in 2005 compared to the prior year. This continued the downward trend from the prior year; Portamedic’s 2004 revenues were down 8.5% compared to 2003. The decline in Portamedic revenues in each of 2005 and 2004 reflected a combination of:

•	a reduction in the number of paramedical examinations performed (2,470,000 in 2005, 2,566,000 in 2004 and 2,749,000 in 2003); and

•	a decrease in the average revenue per paramedical examination ($73.15 in 2005, $77.47 in 2004 and $78.39 in 2003).

We attribute the reduction in the number of paramedical examinations performed during each of 2005 and 2004, at least in part, to the apparently lower life insurance application activity (as suggested by the MIB Life Index data). However, the rate of the decline in the number of paramedical examinations performed in each of 2005 and 2004 exceeded the decline in MIB Life Index in each of those years. The decline in 2005 also reflected the loss of two customers in 2005, customers from which we derived 2.4% of the Health Information Division’s revenues in 2004. We believe we lost the business of one customer as a result of events relating to the alleged improper actions of one of our paramedical examiners. We have more recently entered into agreements with, for us, new life insurance carrier customers whose volumes of business are expected in time to offset the decline in revenues attributable to these two lost customers.

All of the other businesses within our Health Information Division experienced revenue increases in 2005 and 2004 compared to the immediately preceding year, helping to offset a portion of the decline in Portamedic’s revenues in those years.

Medicals Direct Group (MDG) experienced an increase in revenues of $1.9 million, or 4.7% in 2005 compared to the prior year. MDG’s results in 2005 reflect:

•	substantial growth in revenues derived by MDG’s Definitech physician exams business, up 37.8% over the prior year. This business represented approximately 26.8% of MDG’s revenues in 2005;

•	an 8.0% increase in revenues derived by MDG’s underwriting business, which represented approximately 18.0% of MDG’s revenues in 2005;

•	a 4.1% decline in MDG’s revenues from screenings in 2005, reflecting the reported 30% reduction in the number of life insurance policies underwritten compared to the prior year and the increased competition MDG is facing in the U.K. market, which our management views as a mature market. Screenings represented 44.2% of MDG’s revenues in 2005; and

MDG’s 2004 revenues vs. that of the prior year was $40.3 million vs. $22.6 million. The increase was attributable to the inclusion of a full year in 2004 of the operating results of a screenings business acquired in October 2003, the addition of several new insurance company clients of the outsourced underwriting business, growth organically and through two acquisitions in the Medico legal business, and an increase in the Pound Sterling/U.S. dollar exchange rate.

Our revenue in 2005 from our Infolink business (APS retrieval and tele-interviewing) was $31.3 million, an increase of 12.2% compared to the prior year. 2004 revenues were up 25.7% compared to 2003. The increases reflected the greater number of tele-interviewing reports generated for an increasing number of customers.

Our “Other” revenues, consisting principally of the revenues derived by Heritage Labs and MAAS, increased in each of 2005 and 2004 compared to the prior year. Our revenues in 2005 derived by Heritage Labs increased to $19.1 million, an increase of 14.4% from the prior year level of $16.7 million. Revenues in 2004 were up 10.6% over 2003. The increased revenues reflected increases in the number of specimens tested (861,000 in 2005, 800,000 in 2004 and 724,000 in 2003), as well as increases in the average revenue per specimen tested ($14.16 in 2005, $13.71 in 2004 and $13.05 in 2003). Our revenue in 2005 from MAAS’ outsourced underwriting business increased to $17.3 million, compared to $9.1 million in the eight-month period of the prior year (i.e. from the time of our acquisition of MAAS in May 2004).

Claims Evaluation Division

Our Claims Evaluation Division experienced a decline in revenues in 2005 of $5.0 million, or approximately 11.5%, compared to the prior year ($38.5 million in 2005 vs. $43.5 million in 2004) and experienced an increase in 2004 over 2003 of approximately $9.9 million or 29.5%. We attribute the decline in 2005 revenues to several factors, including:

•	the reported decline in automobile accident-related claims activity in the New York market, which management believes may reflect more conservative automobile insurance underwriting standards;

•	the continuing effects of regulatory changes adopted in the mid-1990s that, among other things, require claimants and medical practitioners to notify insurers of potential no-fault auto claims on a more timely basis, which has, in turn, resulted in a decline in the number of claims that may be considered for an IME or peer review; and

•	heightened enforcement of insurance fraud laws by the New York State Attorney General, the New York State Insurance Bureau and the district attorney’s office and special investigative units of insurance companies, which reduced the need for additional claims evaluation services.

The increase in revenues in 2004 over 2003 was primarily attributable to the revenue contribution of Allegiance Health and Michigan Evaluations Group, both of which were acquired in 2004, and revenue contribution of Medimax, (acquired in October 2003) for a full year in 2004.

Cost of Operations

Our total cost of operations amounted to $239.1 million in 2005, compared to $236.0 million in 2004 and $213.7 million in 2003. The following table shows the cost of operations as a percentage of segment revenues (and, in the case of the HID, further broken down by certain of the component businesses) during the last three years.

	For the Years Ended December 31,
(in millions)	2005	As % of Segment Revenues	2004 (Restated)	As % of Segment Revenues (Restated)	2003	As % of Segment Revenues
HID
Portamedic/ Infolink	$158.1	77.8%	$159.3	73.4%	$166.0	72.5%
Medicals Direct	31.9	75.5%	30.5	75.6%	16.5	73.0%
Other	21.7	59.6%	16.3	63.2%	9.8	64. %

Total HID	211.7	75.1%	206.1	72.8%	192.3	72.1%
CED	27.4	71.2%	29.9	68.7%	21.4	63.7%

Total	$239.1	74.7%	$236.0	72.2%	$213.7	71.2%

Health Information Division

Cost of operations for the Health Information Division was $211.7 million in 2005, compared to $206.1 million in 2004 and $192.3 million in 2003. As a percentage of the segment revenues, cost of operations increased to 75.1% in 2005, compared to 72.8% in 2004 and 72.1% in 2003. The increase in the cost of operations as a percentage of the segment revenues in each of 2005 and 2004 was primarily attributable to:

•	the lower average revenue per Portamedic examination;

•	the higher proportion of segment revenues derived by our lower-margin tele-interviewing/underwriting business relative to our higher-margin Portamedic paramedical exam business;

•	the larger proportion of MDG’s revenues represented by its physician exams business, for which the margins are lower than that associated with MDG’s screenings business;

•	an increase in Portamedic and Infolink branch operating expenses of approximately $1.2 million despite a decrease in revenue for these businesses from 2004 to 2005, reflecting the Company’s inability to reduce branch expenses as revenues declined;

•	higher fees paid to contract paramedical examiners, reflecting the Company’s efforts to retain and recruit qualified examiners; and

•	a write-off of $0.7 million relating to a business application software product determined to be impaired.

The success Heritage Labs (included in “Other”) had in 2005 in reducing its material costs helped to partially offset the factors contributing to the higher cost of operations as a percentage of the HID’s revenues. In addition, MAAS was able to better leverage its existing outsourced underwriting cost structure by virtue of the increased revenue generated by MAAS’ principal customer.

The increase in cost of operations as a percentage of revenues for the Health Information Division in 2004 compared to 2003 was due to the following:

•	higher revenue levels derived from Infolink (tele-interviewing and Attending Physician Statements) which has a lower gross margin than that of Portamedic;

•	costs associated with Medicals Direct’s services provided to the legal profession of $0.6 million were incurred relating to revenue that is contingent and will be recognized in future periods.

•	the inclusion of the acquisition of MAAS, (included in “Other”) in 2004.

In early 2006, the new CEO of the Company initiated a bottom-up review of all aspects of the Company’s operations that are expected to impact the Company’s cost of operations and selling, general and administrative expenses. The Company’s management expense action plan is underway. The review has focused on several areas including the following:

•	reviewing and aligning costs of all entities to the revenue generated by these entities to enhance operating margins;

•	a review and realignment of the Portamedic branch structure and the management oversight organizational structure to make better use of these assets;

•	review and enhance company-wide operational controls including its information technology platform; and

•	consolidation of our regional customer service centers into one national service center located in Allentown, PA. The Company expects to be able to eliminate duplicative costs and take advantage of synergies within these centers.

Claims Evaluation Division

Cost of operations for CED totaled $27.4 million in 2005, compared to $29.9 million in 2004 and $21.4 million in 2003. As a percentage of the segment’s revenues, cost of operations represented 71.2%, 68.7% and 63.7% in 2005, 2004 and 2003, respectively. The increase in 2005 was primarily attributable to:

•	lower revenue levels, particularly in the State of New York;

•	high costs associated with revenues administered out of our Michigan office for services performed in other states; and

•	increase in non-New York State revenues administered by our upper New York State office. Revenues generated outside of New York State have a higher cost of sales as the physicians’ panel is not as extensive in states outside New York, resulting in a higher cost per evaluation.

The increase in 2004 cost of operations as compared to 2003 is due to the higher cost of operations from the Medimax and Allegiance Health businesses, acquired in October 2003 and January 2004, respectively, relative to D&D Associates which is able to better leverage its operating expenses by processing of a higher volume of IMEs.

In January 2006, we merged the four acquired companies, D&D Associates, Medimax, Allegiance Health and Michigan Evaluation Group into Hooper Evaluations, Inc. Operationally, Allegiance Health and Medimax merged into D&D Associates. As a result of this consolidation, the Company expects to be able to reduce operating expenses within this segment.

Selling, General and Administrative Expenses

	For the years ended December 31,			Change
(in millions)	2005	2004(Restated)	2003	2005 vs. 2004	2004 vs. 2003 (Restated)
HID	$72.2	$63.4	$53.7	$8.8	$9.7
CED	9.8	9.7	6.0	0.1	3.7

Total	$82.0	$73.1	$59.7	$8.9	$13.4

As reflected in the table above, consolidated selling, general and administrative (SG&A) expenses in 2005 were $8.9 million higher than in 2004, an increase of 12.2%. The 2004 SG&A amount was $13.4 million or 22.4% higher than in 2003.

Health Information Division

The HID’s SG&A represented 25.6%, 22.4% and 20.1% of segment revenues in 2005, 2004 and 2003, respectively. The SG&A for the HID segment includes segment SG&A plus SG&A for all corporate overhead departments. SG&A expenses for the HID segment increased $8.8 million to $72.2 million for the year ended December 31, 2005 compared to $63.4 million in the same period last year.

The $8.8 million increase in SG&A in 2005 compared with the prior year was primarily due to:

•	an aggregate of $3.2 million in costs associated with the severance packages provided to our former chief executive officer and chief financial officer;

•	an aggregate of $1.4 million in costs associated with severance packages for other former members of our senior management;

•	increased MAAS staffing and facility costs of $1.4 million;

•	the cancellation of a software development project and an associated write-off of $0.7 million;

•	increased IT costs such as salaries, software development, data transmission media upgrades and leased computer equipment charges, totaling $1.7 million;

•	increased SG&A at MDG, primarily due to the full year impact in 2005 of two acquisitions completed in 2004, totaling $1.1 million; and

•	offsetting reduction in legal and other costs associated with 2004 audit committee investigations of $1.5 million.

The $9.7 million increase in SG&A in 2004 compared with 2003 was primarily due to:

•	additional expenses associated with MDG’s acquisitions in 2004 and a December 2003 acquisition, in the aggregate amount of $1.9 million;

•	$1.9 million in communications expenses associated with our F.A.S.T. (Fax and Scan Today) program, an online document management system allowing for the indexing and imaging of medical underwriting documents for immediate retrieval;

•	$1.7 million in additional expenses stemming from our acquisition of MAAS in the second quarter of 2004;

•	expenses associated with an audit committee investigation of our former chief executive officer, which amounted to $1.5 million;

•	the increased expenses incurred to comply with certain requirements of the Sarbanes-Oxley Act of 2002 and related SEC regulations, approximating $1.4 million; and

•	$0.8 million related to the amortization of intangible assets associated with businesses acquired in 2004.

Claims Evaluation Division

The CED’s SG&A represented 25.6%, 22.3% and 17.9% of segments revenue in 2005, 2004 and 2003, respectively. The CED’s SG&A represented a greater percentage of its revenues in 2005 primarily as a result of a decline in such revenues. In absolute terms, SG&A was $0.1 million higher than in 2004. The increase in the division’s SG&A, in absolute terms and as a percentage of division revenues, in 2004 over 2003 was due to the acquisitions of Allegiance Health in January 2004 and Michigan Evaluation Group in May 2004, and the inclusion of Medimax (acquired in October 2003) for the full year. In addition in 2004, the CED initiated the implementation of several project plans to improve information processing systems and create a unified medical credentialing function.

Impairment of Long-Lived Assets and Goodwill

In the fourth quarter of 2005, the Company’s management initiated the testing for impairment of long-lived assets and its annual goodwill impairment testing in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) and Statement of Financial Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142) respectively.

Long-Lived Assets

Under SFAS No. 144, long-lived assets, including amortizable intangible assets are to be tested for impairment when impairment indicators are present. As discussed in the overview, there were several events and circumstances that constituted impairment indicators in the fourth quarter of 2005.

Accordingly, we initiated an impairment analysis of our long-lived assets and determined that the carrying values of some of the long-lived assets exceeded their projected undiscounted net cash flows. With the assistance of an independent valuation firm, we calculated the fair values of our long-lived assets. The fair values were determined based on both discounted cash flow and market-based methodologies and indicated that an impairment of the Company’s intangible assets existed. Accordingly during the fourth quarter of 2005 the Company recorded an impairment charge totaling $18.0 million. The $18.0 million charge consisted of a $17.3 million impairment of CED intangible assets (e.g., trade names, customer relationships, non-competition agreements and physician networks) and a $0.7 million impairment of HID intangible assets (e.g., customer relationships and non-competition agreements). The amounts are recorded within impairment of goodwill and intangible assets on the consolidated statement of operations.

Goodwill

Under SFAS No. 142, the impairment test involves determining the fair value of the reporting unit and comparing that value to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined in the same manner as would occur in a purchase transaction, treating the fair value of the reporting unit as the equivalent of the purchase price and deducting from that amount, the fair value of the net assets assigned to the reporting unit.

The Company considered all of the impairment indicators previously discussed, as well as the impairment recorded on its long-lived assets when performing its annual goodwill impairment analysis. With the assistance of the independent valuation firm, we determined the fair values of each of our reporting units utilizing both discounted cash flow and market-based methodologies. We have defined our reporting segments (HID and CED) as our reporting units for goodwill accounting. The analysis indicated that the carrying amount of each reporting unit exceeded its fair value. Accordingly, under SFAS No. 142, we were required to perform the second step of the impairment testing for both reporting units. This entailed adjusting the assets and liabilities of each reporting unit to their fair market values as of December 31, 2005, for purposes of comparing the implied fair value of the reporting unit’s goodwill to the carrying amount of such goodwill. The analysis indicated a goodwill impairment of $89.6 million for HID and $26.0 million for CED. These amounts were recorded in the fourth quarter of 2005.

Operating Income (Loss)

Consolidated operating results for the year ended December 31, 2005 decreased $151.9 million to a $134.3 million loss compared to a $17.6 million operating profit in the corresponding period last year; $133.6 million of this decrease is the goodwill and long-lived asset impairment charge. Our operating income in 2004 of $17.6 million reflected a decrease of $9.2 million from the 2003 operating income of $26.8 million. As a percentage of revenues, the consolidated operating loss for the year ended December 31, 2005 was (41.9%) compared to a consolidated operating profit for the years ended December 31, 2004 and 2003 of 5.4% and 8.9%, respectively.

Health Information Division. As a result of the factors discussed above, the HID segment recorded an operating loss of $135.6 million for the year ended December 31, 2005, compared to operating income of $13.7 million in 2004 and $20.7 million in 2003. As a percentage of revenues the operating loss was (48.1%) for the year ended December 31, 2005, compared to 4.8% and 7.8% operating profit in 2004 and 2003, respectively.

Claims Evaluation Division. Operating income in 2005 was $1.2 million compared to $3.9 million in 2004 and $6.1 million in 2003. As a percentage of revenues, the CED’s operating income was 3.2% in 2005, 8.9% in 2004 and 18.2% in 2003.

Income Taxes

The effective tax rate for 2005, 2004 and 2003 was (28.5%), 40.5% and 39.7%, respectively. The negative effective tax rate in 2005 reflects our operating loss (primarily due to the impairment charges), and is less than the expected statutory tax benefit of approximately 35%, as a portion of the goodwill and intangible asset impairment charge is not deductible for tax purposes.

Net Income (Loss)

Net loss for the year ended December 31, 2005 was $96.6 million or $1.47 per diluted share compared to net income of $10.0 million or $0.15 per diluted share in the same period of the prior year.

Liquidity and Financial Resources

The Company’s primary sources of cash are: i) cash flows from operating activities, ii) the Company’s holdings of cash and cash equivalents and iii) a recently amended $15.0 million revolving credit facility. At December 31, 2005 and 2004, our working capital was $33.7 million and $38.3 million, respectively. Our current ratio as of December 31, 2005 and 2004 was 2.0 to 1 and 2.1 to 1, respectively. Management believes that anticipated cash flows from operations, together with our cash, cash equivalents and available borrowings under our revolving credit facility, should provide sufficient capital resources to satisfy our short-term needs.

We anticipate that our long-term liquidity needs will consist of working capital and capital expenditure requirements. We intend to fund these from cash generated by the Company’s operations. Additionally, during 2006, the Company intends to replace its recently amended credit facility, which expires on January 2, 2007, with a longer term facility. The Company expects to be able to then use this new, longer term facility to meet any additional long-term cash needs including any potential acquisitions identified by the Company.

Cash Flows from Operating Activities

In 2005, net cash provided by operating activities was $5.1 million. In 2004 and 2003, cash flows from operating activities provided $20.6 million and $23.1 million, respectively.

The net cash provided by operating activities in 2005 reflects a net loss of $96.6 million, and includes the non-cash impairment charges in the aggregate amount of $133.6 million offset by the related deferred tax benefit ($38.0 million), as well $8.7 million in depreciation and amortization. Changes in working capital items included:

•	an increase in accounts receivable of $4.9 million, reflecting new contract terms with certain customers that allow for payment beyond the Company-standard of net 30 days. Consolidated days sales outstanding, measured on a rolling 90-day basis, increased to 56 days at December 31, 2005, compared to 53 days at September 30, 2005, 51 days at June 30, 2005 and 45 days at December 31, 2004;

•	an increase in accounts payable and accrued expenses of $4.5 million is primarily due to increased accruals for severance and restructure costs and an increase in accounts payable of $1.4 million, due to timing.

•	an increase in income tax receivable of $5.6 million relating to the recording of a receivable for income tax refunds due from federal and local governments.

In 2004, the significant sources of cash flows provided by operating activities were net income of $10.0 million, $8.8 million of depreciation and amortization, and an increase in deferred tax expense of $3.1 million. These items were offset by an increase in accounts receivable of $0.8 million and a decrease in accounts payable and accrued expenses of $1.2 million.

Cash Flows used in Investing Activities

During 2005, we used net cash of $4.8 million in investing activities. The Company used net cash of $6.9 million on capital expenditures, including the upgrading of the Company’s financial software system, branch operating software and hardware and software for the CED’s IT systems development project. The Company also redeemed marketable securities of $7.9 million and purchased $1.4 million of marketable securities.

In addition, the Company made required performance related payments related to the Allegiance Health Inc., Michigan Evaluation Group, Inc., Medimax Inc. and D&D Associates, Inc. acquisitions totaling $4.4 million.

During 2004, the Company completed the acquisitions of Allegiance Health, Inc. for approximately $11.0 million, Michigan Evaluation Group, Inc. for approximately $4.8 million and Mid-America Agency Services, Inc. for approximately $9.0 million. The Company used its existing cash to fund these acquisitions.

Given our operating results for the past two years and our new management team’s immediate focus on expense management, we do not anticipate increasing our capital expenditures in 2006. However, we may be obligated to make performance related payments up to $0.5 million related to the Michigan Evaluation Group acquisition. These payments are expected to be funded from existing cash balances and cash flows from operations.

Cash Flows used in Financing Activities

During 2005, cash flows used in financing activities were $5.5 million. Dividends of $3.9 million were paid in 2005. Also, a $1.0 million bank debt payment and a $1.8 million debt repayment on the seller financed acquisition of Heritage Labs International, LLC were made. We also are obligated to make an additional principal payment in connection with the Heritage Labs acquisition of $2.7 million in 2006. Partially offsetting these uses was $1.4 million received in proceeds derived from the exercise of stock options.

In 2004, the cash flows used in financing activities were $4.7 million, which included $3.9 million in dividends paid and $1.5 million in debt payments.

Our Credit Facility

On October 29, 1999, the Company entered into a $100.0 million Amended and Restated Revolving Credit and Term Loan Agreement with three banks. This senior credit facility consists of a $65.0 million, six-year term loan, and a $35.0 million, three-year revolving loan, both unsecured. During 2001, the three-year revolving loan expiration date was extended for one year to October 31, 2003. During 2003, the revolving loan expiration date was extended for three years to October 31, 2006. As of December 31, 2005 and 2004, $1.0 million and $2.0 million were outstanding under the term loan, respectively. The final principal payment under the term loan of $1.0 million was paid on January 31, 2006; there are no additional borrowings available under the term loan. As of December 31, 2005, the Company had not borrowed under the $35.0 million revolving loan.

Prior to the amendment of the credit agreement in April 2006 (described below), the revolving loan bore interest at either the prime rate minus  1/2% to plus  1/4% or LIBOR plus  3/4% to 1 3/4%, depending on the ratio of our consolidated funded debt, as defined, to earnings before interest, taxes, depreciation and amortization, or “EBITDA.” As of December 31, 2005 and 2004, interest was payable at effective average annual interest rates of 5.11% and 3.33%, respectively. Also, commitment fees of up to 0.3% are charged on the unused revolving loan, and the agreement contains certain financial covenants, including covenants related to the incurrence of consolidated net losses, the payment of dividends, fixed charge coverage and funded debt to “EBITDA” ratio, and stock re-purchases.

For the year ended December 31, 2005, the Company was not in compliance with a reporting requirement that required the Company to deliver its audited consolidated financials statements to the lenders within 100 days of its fiscal year-end, December 31, 2005. In addition, the Company was not in compliance with two financial covenants: (i) that the Company will not incur a consolidated net loss in any two fiscal quarters in any twelve consecutive months; and (ii) that the Company will not permit its consolidated fixed charge coverage ratio to be less than 1.50 to 1.0 for the period ended December 31, 2005. The Company recognized a consolidated net loss for the quarters ended September 30, 2005 and December 31, 2005. At December 31, 2005, the Company’s consolidated fixed charge coverage ratio was 1.10 to 1.00. On April 25, 2006, the Company obtained a waiver of the above-described issues of non-compliance from the lenders.

On April 25, 2006, the Company entered into a further amendment to the Amended and Restated Credit Agreement with the lenders. In conjunction with this amendment, one of the lenders withdrew from the credit facility. The significant terms of this amendment are as follows:

i)	the maximum available revolving credit amount was reduced from $35.0 million to $15.0 million;

ii)	the expiration date of the revolving loan was extended from October 31, 2006 to January 2, 2007;

iii)	indebtedness incurred under the revolving loan will bear interest at either the prime rate plus 0.25% or LIBOR plus 1.50% and commitment fees of up to 0.25% are charged on the unused portion of the facility;

iv)	the Company’s consolidated monthly pre-tax income cannot be less than $0.6 million for April and May 2006, $0.8 million for June and July 2006, and $0.9 million in the months thereafter;

v)	the consolidated fixed charge coverage ratio, cannot be less than 0.65 to 1.00 for the quarter ended March 31, 2006, 1.20 to 1.00 for the quarter ending June 30, 2006 and 1.50 to 1.00 for each quarter thereafter, measured on an actual year-to-date basis;

vi)	the consolidated funded debt to EBITDA ratio, cannot exceed 2.50 to 1.00 at any time, measured on a quarterly basis and year-to-date cumulatively for 2006;

vii)	the Company cannot convey, lease, sell, transfer or assign any assets or properties owned or hereafter acquired except in the ordinary course of business;

viii)	the Company cannot declare or make any dividend payments or other distribution of assets;

ix)	the Company cannot purchase, redeem or otherwise acquire the value any share of any class of stock of the Company; and

x)	the Company cannot make loans or advances to any subsidiary or affiliate of the Company unless the subsidiary is a guarantor of the obligations under the agreement, and if not, advances or loans cannot exceed $0.5 million.

To secure the Company’s obligations under the credit facility, as amended, the Company granted to the lenders a security interest in and lien upon all property and assets of the Company and its domestic subsidiaries under the terms of a security agreement.

The Company agreed to pay a waiver and modification fee of $0.1 million in connection with the amendment and the liquidity waiver.

At December 31, 2005, the Company had $11.7 million in cash and cash equivalents and $1.0 million in outstanding debt, which was paid in early January 2006. Based on the Company’s 2006 projections, the Company believes that its operations will generate sufficient cash to fund its working capital and capital spending needs. The Company currently has a $15.0 million secured revolving credit facility which expires on January 2, 2007. The Company believes that it will be able to meet the financial covenants imposed by the revolving credit facility. In the event the Company violates a covenant and is unable to obtain a waiver, the Company believes that it can obtain other sources of secured financing to provide short term liquidity, if necessary. During 2006, the Company plans on securing a longer term financing arrangement, which will replace its existing revolving credit facility.

Based on projected cash flows from operations, existing cash and cash equivalents, and borrowings available under the Company’s revolving credit facility, the Company believes that it will have sufficient funds to meet its cash needs through January 1, 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchases

In April 2005, our Board of Directors adopted a resolution authorizing the repurchase of up to 1.5 million shares of our common stock in any calendar year on the open market or through private transactions, provided that such purchases are for the purpose of funding the Stock Purchase Plan, stock option plans and other permissible purposes. All share repurchases are to be made in compliance with applicable rules and regulations and may be discontinued at any time. In 2005 and 2003, the Company purchased 30,800 shares and 89,800 shares, at a total cost of $0.1 million and $0.4 million, respectively. The Company did not purchase any shares in 2004.

As a result of the amendment to our credit agreement executed on April 25, 2006, the Company is not permitted to purchase any shares of its common stock.

Dividends

Quarterly dividends paid in February, May, August and November 2005 were $0.015 per share and totaled $3.9 million. On February 3, 2006, the Board determined to suspend payment of cash dividends for 2006. Further, we are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our credit agreement, as amended on April 25, 2006.

Contractual Obligations

The following table sets forth our schedule of contractual obligations at December 31, 2005, including current maturities of our long-term debt under our term loan, future minimum lease payments under non-cancelable operating leases, acquisition related payments and other contractual obligations reflected in long-term liabilities. Amounts are in thousands:

	Credit Facilities	Operating Leases	Acquisitions Related Payments	Employment Contracts	Total
2006	$1,046	$11,524	$3,794	$958	$17,322
2007	—	8,962	—	729	9,691
2008	—	5,523	—	17	5,540
2009	—	1,903	—	—	1,903
2010	—	898	—	—	898
Thereafter	—	769	—	—	769

	$1,046	$29,579	$3,794	$1,704	$36,123

Litigation

On January 25, 2005, Sylvia Gayed, one of the Company’s paramedical examiners in California, filed a lawsuit against the Company in the Superior Court of California, Los Angeles County, alleging violations of California’s wage and hour laws. The complaint alleges that the Company failed to pay overtime wages, provide meal and rest periods and reimbursement for expenses incurred in performing examinations. The plaintiff is attempting to have the lawsuit certified as a class action on behalf of other examiners who perform similar work for the Company in California. We currently employ approximately 450 examiners in California and have employed in excess of 1,200 examiners in California over the past 48 months. The Company believes that it has properly paid its California examiners for overtime worked and intends to provide a vigorous defense to this litigation. However, we cannot predict the outcome of this lawsuit.

In the past, some state agencies have claimed that we improperly classified our examiners as independent contractors for purposes of state unemployment tax laws and that we were therefore liable for taxes in arrears, or for penalties for failure to comply with such state agencies’ interpretations of the laws. We received an adverse determination in the State of California, and as a result, converted our examiners located in the State of California to employees. Other similar state claims are also pending. There are no assurances that we will prevail in these cases, or that we will not be subject to similar claims in other states in the future.

On July 11, 2003, the Company received a determination from the Internal Revenue Service that one individual the Company contracted with as an independent contractor should have been classified as an employee in 2002. This ruling also applies to any other individuals engaged by the Company under similar circumstances. The ruling states that the Company may not be subject to adverse consequences, as the Company may be entitled to relief under applicable tax laws (Section 530 of the Revenue Act of 1978). Management believes that the Company qualifies for relief under Section 530. To date, the Company has not received any further communication from the Internal Revenue Service and considers the matter closed.

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

Critical Accounting Policies

A critical accounting policy is one that is important to the portrayal of a company’s operating results and/or financial condition and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our consolidated financial statements and accompanying notes are prepared in accordance with US generally accepted accounting principles (US GAAP). Preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these determinations upon the best information available to us during the period in which we are accounting for our results. Our estimates and assumptions could change materially as conditions within and beyond our control change or as further information becomes available. Further, these estimates and assumptions are affected by management’s application of accounting policies. Changes in our estimates are recorded in the period the change occurs.

We have identified the accounting policies discussed below as critical to us. The discussion below is not intended to be a comprehensive list of our accounting policies. Our significant accounting policies are more fully described in Note 1 to the consolidated financial statements included elsewhere in this annual report.

Revenue Recognition

Revenue is recognized for paramedical and medical examinations when the examination of the insurance policy applicant is completed. Revenues generated from medical record collection, laboratory testing, independent medical exam, peer review or similar services and other services are recognized when the related service is completed. In all cases, there must be evidence of an agreement with the customer, the sales price must be fixed or determinable, delivery of services must occur and collectibility must be reasonably assured. Revenue for certain services performed for the legal profession is recognized upon the successful outcome of the case.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for (i) estimated losses resulting from the inability of our customers to make required payments, and (ii) amounts that customers may deduct from their remittances to the Company for billed items not in compliance with customer specifications. Management continuously assesses the financial condition of our customers and the markets in which these customers participate and adjusts the allowance for doubtful accounts based on this periodic review. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, our ability to collect on accounts could be negatively impacted, in which case additional allowances may be required.

We must make significant management judgments and estimates in determining allowances for doubtful accounts in any accounting period. One significant uncertainty inherent in our analysis is whether our past experience will be indicative of future periods. Adverse changes in general economic conditions could affect our allowance estimates, collection of accounts receivable, cash flows and results of operations.

Valuation of Long-lived Assets

Long-lived assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment is a condition that exists when the carrying amount of a long-lived asset exceeds its fair value.

The following are examples of events or changes in circumstances that may indicate an asset’s carrying value may not be recoverable:

•	a significant decrease in the market price of a long-lived asset;

•	a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

•	a current period operating cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the long lived asset; and

•	a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

The process to identify if there is an impairment includes the following steps:

•	a comparison of the undiscounted net cash flows from the business group to the carrying value of the long-lived assets; and

•	if the carrying value exceeds the undiscounted net cash flows, an impairment is identified. The amount of the impairment is usually determined by acquiring an outside fair value assessment of the long-lived assets and writing down the long-lived assets to its fair value.

Valuation of Goodwill

We are required to test the carrying value of goodwill and indefinite life intangible assets for impairment annually or when events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is tested at the reporting unit level by comparing the carrying value to its fair value. An impairment loss shall be recognized if the carrying value exceeds the fair value.

The goodwill impairment test involves a two step process of determining impairment. In step one, the fair value of the reporting unit is determined by using a combination of discounted cash flows and market multiples. The fair value of the reporting unit is compared to its carrying value and if the carrying value exceeds the fair value there is an impairment.

The second step identifies the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of that goodwill. The implied fair value of the goodwill is determined as though the reporting unit was involved in a business acquisition. (i.e. the existing assets and liabilities are adjusted to fair market value and a valuation is placed on any unrecorded intangibles). The fair value of the reporting unit is then compared to the fair value of the assets and liabilities of that reporting unit and the difference is implied goodwill.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe the recovery is not likely, we must establish a valuation allowance. If we were to establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations.

Share-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 15 of notes to the consolidated financial statements contained in this report. The Company continues to apply the intrinsic value based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Compensation expense for stock options granted to an employee or director is recognized in net income (loss) based on the excess, if any, of the quoted market price of the Company’s common stock at the date of grant or other measurement date, over the amount an employee or director must pay to acquire the common stock. When the exercise price of the option granted to an employee or director equals or exceeds the quoted market price of the Company’s common stock at the date of grant, the Company does not recognize compensation expense.

The Company elected not to adopt the fair-value-based method of accounting for stock-based employee compensation, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment of SFAS No. 123. Had the Company adopted the fair-value-based method provisions of SFAS No. 123, it would have recorded a non-cash expense for the estimated fair value of the stock options that the Company has granted to its employees and directors.

On January 31, 2005, the Company, accelerated the vesting of all of the Company’s unvested stock options awarded to officers and employees under the 1992, 1994, 1997 and 1999 Stock Option Plans, all of which had an exercise price greater than $5.05, the closing price of the Company’s common stock on the American Stock Exchange on January 31, 2005. As a result of the acceleration, options to acquire approximately 1.6 million shares, with exercise prices ranging from $5.47 to 10.47, of the Company’s common stock which otherwise would have vested from time to time over the next 48 months, became immediately exercisable.

On December 20, 2005, the Company accelerated the vesting of options for all grants which had an exercise price equal to or greater than $2.65, the closing price of the Company’s common stock on December 20, 2005. As a result of the acceleration, options to acquire 2,060,000 shares (with exercise prices ranging from $3.46 to 5.02), of the Company’s common stock which would have otherwise vested over the next 5 years, became immediately exercisable.

The Board’s decision to accelerate the vesting of these options was in response to a review of the Company’s long term incentive compensation programs in light of changes in market practices and changes in accounting rules resulting from the issuance of SFAS No. 123R, “Share-Based Payment” (SFAS 123R) as previously discussed. Management believes that accelerating the vesting of these options prior to the adoption of SFAS 123R, will result in the Company not being required to recognize compensation expense of $0.9 million in 2006 and $0.8 million in subsequent years through 2010.

The Company, with the assistance of an outside stock option valuation company, has calculated the fair value of awards granted subsequent to December 31, 2005. Thus far in 2006, 100,000 shares of our common stock were granted to our CEO on January 30, 2006. These options have a fair value of $1.49.

Recently Issued Accounting Standards

In December, 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS 123R. SFAS No.123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. When SFAS No. 123R becomes effective, it will replace SFAS No. 123 and supersede APB 25 and will require companies to recognize compensation cost in an amount equal to the fair value of share-based payments, such as stock options granted to employees. As required, we will adopt the new standard effective January 1, 2006 utilizing the modified prospective basis as allowed under SFAS No. 123R.

In November 2005, the FASB issued FSP FAS123R-3, “Transition Election to Accounting for Tax Effects of Share Based Payment Awards.” This FSP requires an entity to follow either the transition guidance for the additional paid-in capital pool as prescribed in SFAS No. 123R or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123R using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123R or the effective date of this FSP to evaluate its available transition alternatives and make its on-time election. This FSP became effective in November 2005. We are evaluating the impact of the adoption of this FSP in connection with our adoption of SFAS No. 123R.

ITEM 7A Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company invests in securities with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company’s debt security portfolio represents funds held temporarily pending use in our business and operations. The Company mitigates this risk by investing in only high credit quality securities that it believes to be low risk and by positioning its portfolio to be able to be responsive to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2005.

Estimated

(in thousands)	2006	2007	2008	2009	2010	2011 & Thereafter	Total	Fair Value
Fixed rate investments	$385	$0	$0	$0	$0	$0	$385	$383
Average interest rates	3.57%						3.57%

The Company is also exposed to interest rate risk primarily through its borrowing activities, which are described in Note 10 to the Consolidated Financial Statements. The Company’s borrowings are under variable rate instruments. Future payments due under borrowings are $1.0 million in January 2006, at an average interest rate of 5.11%.

We have foreign currency rate exposure to exchange rate fluctuations with respect to the British pound. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future. We assess our market risk based on changes in foreign currency exchange rates by measuring the potential impact in earnings, fair values and cash flows. While our U.K. subsidiary results of operations and financial condition are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our financial condition or results of operations. If the exchange rate between the British Pound and the U.S. Dollar were to decrease 10%, the effect on net income would have been negligible.

Based on the Company’s market risk sensitive instruments (including investments and variable rate debt) outstanding at December 31, 2005, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

ITEM 8 Financial Statements and Supplementary Data

Financial Highlights (unaudited)	44

Financial Highlights (Unaudited)

	Years ended December 31,
(in thousands, except per share data and ratios)	2005	2004 (Restated)	2003 (Restated)*
Revenues	$320,346	$326,651	$300,182
Operating income (loss)	(134,319)	17,581	26,794
Net income (loss)	(96,623)	10,015	15,847
Earnings (loss) per share — basic	$(1.47)	$0.15	$0.24
Earnings (loss) per share — diluted	$(1.47)	$0.15	$0.24
Weighted average number of shares — basic	65,513,451	64,996,778	64,773,346
Weighted average number of shares — diluted	65,513,451	66,534,421	66,598,604
Return on stockholders’ equity	(75.0%)	4.4%	7.2%
Dividend payout rate	N/M	38.9%	20.5%
Net cash provided by operating activities	$5,115	$20,638	$23,136
Working capital	33,746	38,296	53,378
Cash dividends paid	3,929	3,900	3,242
Cash dividend per share	.06	.06	.05
Book value per average share	1.97	3.43	3.30
Closing stock price per common share	$2.55	$5.92	$6.18
Current ratio	2.0:1	2.1:1	3.0:1
Quick ratio	1.6:1	1.7:1	1.9:1

*	Only balance sheet data restated. See note 2 to the consolidated financial statements contained in the annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hooper Holmes, Inc.:

We have audited the accompanying consolidated balance sheets of Hooper Holmes, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, “Schedule II – Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hooper Holmes, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, Hooper Holmes, Inc. restated its consolidated financial statements as of and for the year ended December 31, 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hooper Holmes, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 1, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

May 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hooper Holmes, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that Hooper Holmes, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hooper Holmes, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:

Inadequate Financial Statement Preparation and Review Procedures

The Company had inadequate policies, procedures and personnel to ensure that accurate and reliable interim and annual consolidated financial statements were prepared and reviewed. Specifically, the Company did not have sufficient supporting documentation and accounting and finance personnel to perform an effective review of the consolidated financial statements. This control deficiency resulted in material errors in the classification of certain acquisition payments in the Company’s consolidated statements of cash flows, which contributed to the restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2004 and for the first, second and third quarters of 2005.

Ineffective Controls over the Application of Unapplied Cash Receipts

The Company did not design and maintain effective controls over the corporate cash application process to ensure that unapplied cash receipts were investigated and recorded timely. Specifically, the Company did not have effective controls to ensure that cash receipts received related to accounts receivable balances that had previously been written off were properly recorded in the appropriate periods. This control deficiency resulted in errors in the recognition of revenue, which contributed to the restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2004 and for the first, second and third quarters of 2005.

Inadequate Management Oversight of Subsidiaries’ Financial Information

The Company had inadequate policies and procedures regarding corporate management’s review, supervision and monitoring of subsidiary financial reporting. This deficiency contributed to the existence of the material weaknesses discussed below that were identified at certain subsidiary locations. This deficiency resulted in more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements would not be prevented or detected.

Inadequate Review of Customer Contracts

The Company did not have policies and procedures in place at certain subsidiary locations to review customer contracts and arrangements to ensure that revenues were recognized in accordance with U.S. generally accepted accounting principles. As a result of this control deficiency, there were errors in the recognition of revenues which contributed to the restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2004 and for the first, second and third quarters of 2005.

Inadequate Expertise in U.S. Generally Accepted Accounting Principles

The Company did not employ, at certain subsidiary locations, a sufficient complement of finance and accounting personnel that were adequately trained and that possessed the appropriate level of knowledge in U.S. generally accepted accounting principles to prepare financial information for inclusion in the Company’s consolidated financial statements. This control deficiency resulted in the improper recognition of revenue, which resulted in the restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2004 and the first, second and third quarters of 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hooper Holmes, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated May 1, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Hooper Holmes, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Hooper Holmes, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Short Hills, New Jersey
May 1, 2006

Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2005	2004 (Restated)
Assets
Current Assets:
Cash and cash equivalents	$11,683	$16,973
Marketable securities	383	6,887
Accounts receivable, net	44,503	41,552
Income tax receivable	5,612	—
Deferred income taxes	1,295	1,057
Other current assets	4,906	6,185

Total current assets	68,382	72,654

Property, plant and equipment, net	13,478	11,200
Goodwill	40,038	155,355
Intangible assets, net	12,203	35,380
Deferred income taxes	30,269	—
Other assets	342	520

Total assets	$164,712	$275,109

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1,046	$1,067
Accounts payable	16,087	14,701
Accrued expenses	14,313	16,682
Income taxes payable	3,190	1,908

Total current liabilities	34,636	34,358

Long-term debt, less current maturities	—	1,000
Other long-term liabilities	1,174	4,317
Deferred income taxes	—	7,475
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 67,499,074 in 2005 and 2004	2,700	2,700
Additional paid-in capital	121,278	126,086
Accumulated other comprehensive income	354	1,466
Retained earnings	14,574	115,126

	138,906	245,378
Less: Treasury stock, at cost 1,328,795 shares in 2005 and 2,297,995 shares in 2004	10,004	17,419

Total stockholders’ equity	128,902	227,959

Total liabilities and stockholders’ equity	$164,712	$275,109

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

	Years ended December 31,
(in thousands, except share data)	2005	2004 (Restated)	2003
Revenues	$320,346	$326,651	$300,182
Cost of operations	239,074	236,010	213,709

Gross profit	81,272	90,641	86,473

Selling, general and administrative expenses	82,007	73,060	59,679
Impairment of goodwill and intangibles	133,584	—	—

Operating income (loss)	(134,319)	17,581	26,794

Other income (expense):
Interest expense	(524)	(632)	(386)
Interest income	297	245	711
Other expense, net	(530)	(347)	(820)

	(757)	(734)	(495)

Income (loss) before income taxes	(135,076)	16,847	26,299

Income tax (benefit) provision	(38,453)	6,832	10,452

Net income (loss)	$(96,623)	$10,015	$15,847

Earnings (loss) per share:
Basic	$(1.47)	$0.15	$0.24
Diluted	$(1.47)	$0.15	$0.24

Weighted average shares — basic	65,513,451	64,996,778	64,773,346
Weighted average shares — diluted	65,513,451	66,534,421	66,598,604

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)	Common Stock		Additional Paid in Capital	Accumulated Other Com- prehensive Income	Retained Earnings	Treasury Stock		Total
	Number of Shares	Amount				Number of Shares	Amount
Balance, December 31, 2002 (as previously reported)	67,499,074	$2,700	$128,079	$162	$96,009	(2,754,151)	$(21,143)	$205,807
Restatement adjustment	—	—	—	—	397	—	—	397

Balance, December 31, 2002 (Restated)	67,499,074	2,700	128,079	162	96,406	(2,754,151)	(21,143)	206,204

Net income					15,847			15,847
Cash dividends ($.050 per share)					(3,242)			(3,242)
Unrealized gains (loss) on marketable securities, net of tax				(126)				(126)
Foreign currency translation				820				820
Exercise of stock options			(716)			151,800	1,152	436
Exercised stock option tax benefit			191					191
Issuance of stock awards			(66)			30,000	230	164
Purchase of treasury stock						(89,800)	(418)	(418)

Balance, December 31, 2003 (Restated)	67,499,074	2,700	127,488	856	109,011	(2,662,151)	(20,179)	219,876

Net income (Restated)					10,015			10,015
Cash dividends ($.060 per share)					(3,900)			(3,900)
Unrealized gains (loss) on marketable securities, net of tax				(9)				(9)
Foreign currency translation				619				619
Exercise of stock options			(1,496)			235,000	1,781	285
Exercised stock option tax benefit			409					409
Issuance of stock awards			(21)			30,000	227	206
Issuance of shares for employee stock purchase plan			(294)			99,156	752	458

Balance, December 31, 2004 (Restated)	67,499,074	2,700	126,086	1,466	115,126	(2,297,995)	(17,419)	227,959

Net loss					(96,623)			(96,623)
Cash dividends ($.060 per share)					(3,929)			(3,929)
Unrealized gains (loss) on marketable securities, net of tax				6				6
Foreign currency translation				(1,118)				(1,118)
Exercise of stock options			(5,930)			968,500	7,298	1,368
Exercise of stock options tax benefit			844					844
Issuance of stock awards			(83)			31,500	239	156
Purchase of treasury stock						(30,800)	(122)	(122)
Modification of stock options			361					361

Balance, December 31, 2005	67,499,074	$2,700	$121,278	$354	$14,574	(1,328,795)	$(10,004)	$128,902

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In Thousands)	Years ended December 31,
	2005	2004 (Restated)	2003
Cash flows from operating activities:
Net income (loss)	$(96,623)	$10,015	$15,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,663	8,781	6,962
Impairment of goodwill and intangibles	133,584	—	—
Provision for bad debt expense	787	174	28
Deferred income taxes	(37,999)	3,121	1,590
Net realized (gain) loss on marketable securities available for sale	9	1	(116)
Issuance of stock awards	156	206	164
Modification of stock options	361	—	—
Write-off of software	1,420	—	—
Loss (gain) on sale of fixed assets	140	(111)	(58)
Change in assets and liabilities, net of effect from acquisitions of businesses:
Accounts receivable	(4,905)	(789)	(3,975)
Other assets	674	417	208
Income tax receivable	(5,612)	—	—
Accounts payable and accrued expenses	4,460	(1,177)	2,486

Net cash provided by operating activities	5,115	20,638	23,136

Cash flows from investing activities:
Purchases of marketable securities	(1,396)	(7,064)	(35,378)
Redemptions of marketable securities	7,896	20,411	38,787
Business acquisitions, net of cash acquired	(4,421)	(26,871)	(23,819)
Capital expenditures	(6,871)	(4,276)	(3,307)

Net cash used in investing activities	(4,792)	(17,800)	(23,717)

Cash flows from financing activities:
Principal payments on long-term debt	(1,021)	(1,540)	(513)
Seller financed debt	(1,796)	—	—
Proceeds from employee stock purchase plan	—	458	—
Proceeds related to the exercise of stock options	1,368	285	436
Purchase of treasury stock	(122)	—	(418)
Dividends paid	(3,929)	(3,900)	(3,242)

Net cash used in financing activities	(5,500)	(4,697)	(3,737)

Effect of exchange rate changes on cash	(113)	181	572

Net decrease in cash and cash equivalents	(5,290)	(1,678)	(3,746)
Cash and cash equivalents at beginning of year	16,973	18,651	22,397

Cash and cash equivalents at end of year	$11,683	$16,973	$18,651

Supplemental disclosure of non-cash investing activity:
Change in net unrealized (loss) gain on marketable securities available for sale	$10	$(30)	$(202)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$636	$306	$305
Income taxes	$3,692	$5,598	$10,759

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted)

Note 1 — Summary of Significant Accounting Policies

(a) Description of the Business

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

Hooper Holmes, Inc. and its subsidiaries (Hooper Holmes or the Company) currently engage in two principal businesses, which are operated as business segments:

•	our Health Information Division (HID), is one of the leading providers of outsourced risk assessment services to the life and health insurance industry. The core activity of that business consists of arranging for paramedical examinations on behalf of insurance carriers, primarily in connection with such carriers’ processing and evaluation of the risks associated with underwriting insurance policies - mainly life insurance policies; and

•	our Claims Evaluation Division (CED), provides medical claims services to insurance adjusters for use in processing accident claims, primarily on behalf of property and casualty insurance carriers. The core activity of this business consists of arranging for sophisticated independent medical exams (IMEs). An IME is a medical examination by a doctor (other than the claimant’s physician) for purposes of rendering an objective opinion regarding the nature, origin, treatment and causal relationship of an injury, typically to establish whether the claimant needs further treatment or is disabled, or to determine what medical expenses are eligible for payment or reimbursement.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of Hooper Holmes, Inc. and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(c) Liquidity

At December 31, 2005, the Company had $11.7 million in cash and cash equivalents and $1.0 million in outstanding debt, which was paid in early January 2006. Based on the Company’s 2006 projections, the Company believes that its operations will generate sufficient cash to fund its working capital and capital spending needs. The Company currently has a $15.0 million secured revolving credit facility which expires on January 2, 2007. The Company believes that it will be able to meet the financial covenants imposed by the revolving credit facility. In the event the Company violates a covenant and is unable to obtain a waiver, the Company believes that it can obtain other sources of secured financing to provide short term liquidity, if necessary. During 2006, the Company plans on securing a longer term financing arrangement, which will replace its existing revolving credit facility.

Based on projected cash flows from operations, existing cash and cash equivalents, and borrowings available under the Company’s revolving credit facility, the Company believes that it will have sufficient funds to meet its cash needs through January 1, 2007.

(d) Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities at the date of purchase of less than 90 days to be cash equivalents.

(e) Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains reserves against its accounts receivable for potential losses. Allowances for uncollectible accounts are estimated based on the Company’s periodic review of accounts receivable balances and historical reference. Accounts receivable are net of an allowance for doubtful accounts in the amount of $2,475 and $2,235 in 2005 and 2004, respectively.

(f) Marketable Securities

At December 31, 2005 and 2004, marketable securities consist of U.S. Treasury, mortgage-backed, asset-backed and corporate debt securities and bank certificates of deposit. The Company classifies all of its marketable security investments as available-for-sale. Available-for-sale securities are recorded at fair value and dividend and interest income are recognized when earned. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are recorded in accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective interest method.

(g) Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvement or the remaining lease term. The cost of maintenance and repairs is charged to operations as incurred. Significant renewals and betterments are capitalized.

(h) Long-Lived Assets

Long-lived assets and intangible assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. Intangible assets are amortized on a straight line basis over their respective estimated useful lives.

(i) Goodwill

We have defined our reportable segments as our reporting units for our goodwill accounting. We test goodwill for impairment on an annual basis in our fourth fiscal quarter and more often if events occur or circumstances change that would likely reduce the fair value of a reporting unit to an amount below its carrying value. When necessary, we record charges for goodwill impairments for the amount by which the fair value is less than the carrying value of the asset.

We use a two-step process to test goodwill for impairment. First, the reporting unit’s fair value is compared to its carrying value. We utilize a combination of discounted cash flows and market multiples to determine fair value estimates. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairment loss. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference.

(j) Deferred Rent

The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the term of the lease.

(k) Advertising

Costs related to space in publications are expensed as incurred. Advertising expense was approximately $536, $485 and $504 in 2005, 2004 and 2003, respectively.

(l) Revenue Recognition

Revenue is recognized for paramedical and medical examinations when the examination of the insurance policy applicant is completed. Revenues generated from medical record collection, laboratory testing, independent medical exam, peer review or similar services and other services are recognized when the related service is completed. Revenue for certain services performed for the legal profession is recognized upon the successful outcome of the case.

(m) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

No provision has been made for federal income or withholding taxes which may be payable on the remittance of the undistributed retained earnings of our foreign subsidiary. These earnings have been reinvested to meet future operating requirements and the Company intends to continue such policy for the foreseeable future.

(n) Earnings Per Common Share

“Basic” earnings per common share equals net income divided by the weighted average common shares outstanding during the period. “Diluted” earnings per common share equals net income divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. Common stock equivalents (0, 1,537,643 and 1,825,258 for 2005, 2004 and 2003, respectively) are shares assumed to be issued if outstanding stock options were exercised.

Our net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the year ended December 31, 2005, because the inclusion of potential shares would be antidilutive. Options to purchase 2,958,644 and 3,974,550 shares of common stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 2004 and 2003, respectively, because their exercise prices exceeded the average market price of outstanding common shares for the period and were therefore antidilutive.

(o) Foreign Currency

The balance sheet of the Company’s foreign subsidiary is translated into United States Dollars at current year-end rates. Revenues, costs and expenses are translated at average monthly rates during each monthly period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to accumulated other comprehensive income. Transactional foreign currency gains or losses are included in other expense, net.

(p) Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures in these consolidated financial statements. The most significant of these estimates involve the evaluation of the recoverability of goodwill and identifiable intangible assets, valuations of accounts receivable and deferred tax assets and the assessment of contingencies. Actual results could differ from those estimates.

(q) Concentration of Credit Risk

The Company’s accounts receivable are due primarily from insurance companies. No one customer accounts for more than 10% of consolidated revenues. Our top ten customers represent approximately 32% of the Health Information Services Divisions revenues.

(r) Fair Value of Financial Instruments

The carrying value for all financial instruments, except marketable securities at December 31, 2005 and 2004, approximates fair value due to the short maturity or rate reset date of these instruments. The fair value of marketable securities is determined using quoted market prices for these securities. The carrying value of the Company’s debt at December 31, 2005 and 2004, approximate its fair value as they are variable rate obligations with short maturities.

(s) Recently Issued Accounting Standards

In December, 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment,(“SFAS No. 123R”). SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. When SFAS No. 123R becomes effective, it will replace SFAS No. 123 “Accounting for Stock-Based Compensation” and supersede APB No. 25 “Accounting for Stock Issued to Employees (APB No. 25)”, and will require companies to recognize compensation cost in an amount equal to the fair value of share-based payments, such as stock options granted to employees. As required, we will adopt the new standard effective January 1, 2006 utilizing the modified prospective approach as allowed under SFAS No. 123R.

In November 2005, the FASB issued FSP FAS123R-3, “Transition Election to Accounting for Tax Effects of Share Based Payment Awards.” This FSP requires an entity to follow either the transition guidance for the additional paid-in capital pool as prescribed in SFAS No. 123R or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123R using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123R or the effective date of this FSP to evaluate its available transition alternatives and make its on-time election. This FSP became effective in November 2005. We are evaluating the impact of the adoption of this FSP in connection with our adoption of SFAS No. 123R.

(t) Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 15. The Company continues to apply the intrinsic value based method of accounting prescribed by APB No. 25, and related interpretations. Compensation expense for stock options granted to an employee or director is recognized in net income (loss) based on the excess, if any, of the quoted market price of the Company’s common stock at the date of grant or other measurement date, over the amount an employee or director must pay to acquire the common stock. When the exercise price of the option granted to an employee or director equals or exceeds the quoted market price of the Company’s common stock at the date of grant, the Company does not recognize compensation expense.

The Company elected not to adopt the fair-value-based method of accounting for stock-based employee compensation, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No.

148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment of SFAS No. 123”. Had the Company adopted the fair-value-based method provisions of SFAS No. 123, it would have recorded a non-cash expense for the estimated fair value of the stock options that the Company has granted to its employees and directors.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock based employee compensation:

(thousands of dollars, except per share data)	2005	2004 (Restated)	2003
Net income (loss), as reported	$(96,623)	$10,015	$15,847
Add: Stock based employee compensation expense included in reported net income (loss), net of related tax effect	305	124	100
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,889	2,257	3,610

Pro forma net income (loss)	$(99,207)	$7,882	$12,337

Earnings (loss) per share;
Basic, as reported	$(1.47)	$0.15	$0.24
Basic, pro forma	(1.51)	0.12	0.19
Diluted, as reported	$(1.47)	$0.15	$0.24
Diluted, pro forma	(1.51)	0.12	0.19

During 2005, 2004 and 2003 options granted totaled 355,000 shares, 50,000 shares and 2,028,600 shares, respectively. The fair value of each stock option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
Expected life (years)	6.4	7.0	9.8
Expected volatility	55.72%	51.35%	47.79%
Expected dividend yield	1.4%	.82%	.71%
Risk-free interest rate	4.20%	3.25%	1.75%
Weighted average fair value of options granted during the year	$1.87	$3.71	$3.11

(u) Reclassifications

Certain amounts in the 2004 and 2003 consolidated financials statements have been reclassified to conform with the 2005 financial statement presentation.

Note 2 — Restatement of Financial Statements

(dollars in thousands, except per share data)

The Company has restated its previously filed consolidated financial statements for the year ended December 31, 2004. In addition, the Company has restated its previously reported consolidated financial statements for the four quarterly periods of 2004 and the first three quarterly periods of 2005.

As a result of the restatement, originally reported net income for the year ended December 31, 2004 was reduced by $695 ($0.01 per diluted share). The cumulative impact of errors related to periods prior to 2003 totaling $397 has been reflected as a prior period adjustment to increase retained earnings as of December 31, 2002.

The following discussion describes the nature and impact of the restatement items on the relevant financial statement captions.

(a) Revenue Recognition

During 2004 the Company incorrectly recorded certain revenue transactions as follows:

The Company recognized revenue related to medical information gathering services that are used by lawyers in connection with legal disputes at the time the services were rendered, although payment for the services is contingent upon the successful outcome of the lawsuit. An adjustment of $833 to reduce revenue and accounts receivable was recorded as of and for the year ended December 31, 2004 to reverse revenue for services where the contingency had not been resolved. The foreign exchange translation impact is $35.

The Company over-billed two clients for certain expenses, namely postage expenses, as a result of a clerical error. An adjustment of $339 was recorded to reduce revenue and accounts receivable as of and for the year ended December 31, 2004 to correct the over-billing.

One of the Company’s subsidiaries improperly recognized revenue prior to the service being completed. The subsidiary recorded revenue based on the number of applications received during the month, as opposed to the number of applications completed during the month. This revenue recognition practice was in effect prior to the Company acquiring the subsidiary. An adjustment of $348 was recorded to increase goodwill and deferred revenue to reflect the correct opening balance upon acquisition for the fair value of the obligation to complete applications that had been billed but not processed. In addition, an adjustment of $75 was recorded to increase revenue and reduce deferred revenue as of and for the year ended December 31, 2004.

(b) Lease Accounting

The Company recorded rent expense related to its branch offices based on the amount of the lease payments as opposed to on a straight line basis. An adjustment of $110 was recorded to increase rent expense and accrued expenses as of and for the year ended December 31, 2004. In addition, an adjustment of $73 to increase accrued expenses and decrease retained earnings as of December 31, 2004 is presented in the following table to reflect the impact on these accounts as of January 1, 2004.

(c) Accounts Receivable Credit Balances

In 2005, after completing a reconciliation of its accounts receivable sub-ledger, the Company recorded as revenue, unapplied credit balances that existed in its accounts receivable sub-ledger since December 31, 2001. An adjustment of $723 to increase accounts receivable and retained earnings as of December 31, 2004 is presented in the following table to reflect the impact on these accounts as of January 1, 2004.

(d) Compensation Expense

During 2004 the Company recorded certain earn-out provisions related to prior year acquisitions as an increase to goodwill and accrued liabilities. Adjustments of $495 were recorded to reduce goodwill, $345 was recorded to increase compensation expense and $150 was recorded to reduce accrued liabilities as of and for the year ended December 31, 2004, as the earn-out criteria required continued employment as a condition of receiving the consideration.

(e) Employee Benefit Obligations

In 2004 the Company established a current liability for certain employee benefits for retired employees that related to an obligation that existed prior to December 31, 2001. In 2004, an adjustment of $258 was recorded to reduce selling, general and administrative expenses and decrease retained earnings. In addition, an adjustment of $182 was recorded to reclass the long-term portion of this obligation from accrued expenses to other long-term liabilities.

(f) Income Tax Effect of Restatement Adjustments

Represents tax effect of the restatement adjustments.

(g) Business Acquisitions

In 2004, acquisition related payments of $1,632 were improperly reflected as a decrease in accrued expenses within cash provided by operating activities in the consolidated statement of cash flows as opposed to cash used in investing activities. In addition, $3,725 of accrued acquisition payments were incorrectly reflected as a cash inflow within operating activities and as a cash out flow within investing activities in the consolidated statement of cash flows as opposed to a non-cash transaction.

As a result of the various adjustments discussed above, modifications were required to previously filed footnotes: Note 1(t), Note 3, Note 5, Note 7 and Note 14.

The following table presents the effect of the restatement on the Consolidated Balance Sheet:

(in thousands)	As of December 31, 2004
	As Reported	Effect of Restatement	Adjustment Description		As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$16,973				$16,973
Marketable securities	6,887				6,887
Accounts receivable, net	42,001	(449)	(a)(c)		41,552
Deferred income taxes	1,057				1,057
Other current assets	6,185				6,185

Total current assets	73,103	(449)			72,654

Property, plant and equipment, net	11,200				11,200
Goodwill	155,502	(147)	(a)(d)		155,355
Intangible assets, net	35,380				35,380
Other assets	520				520

Total assets	$275,705	$(596)			$275,109

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	1,067				1,067
Accounts payable	14,701				14,701
Accrued expenses	16,558	124	(a)(b)(d)(e)		16,682
Income taxes payable	2,512	(604)	(f	)	1,908

Total current liabilities	34,838	(480)			34,358

Long-term debt, less current maturities	1,000				1,000
Other long-term liabilities	4,135	182	(e)		4,317
Deferred income taxes	7,475				7,475

Stockholders’ equity:
Common stock	2,700				2,700
Additional paid-in capital	126,086				126,086
Accumulated other comprehensive income	1,466				1,466
Retained earnings	115,424	(298)	(a)(b)(c)(d)(e)(f)		115,126
Treasury stock	(17,419)				(17,419)

Total stockholders’ equity	228,257	(298)			227,959

Total liabilities and stockholders’ equity	$275,705	$(596)			$275,109

The following table presents the effect of the restatement on the Consolidated Statement of Operations:

(in thousands)	Year Ended December 31, 2004
	As Reported	Effect of Restatement	Adjustment Description	As Restated
Revenues	$327,748	(1,097)	(a)	326,651
Cost of operations	235,900	110	(b)	236,010

Gross profit	91,848	(1,207)		90,641

Selling, general and administrative expenses	72,973	87	(d) (e)	73,060

Operating income (loss)	18,875	(1,294)		17,581

Other income (expense)	(734)	—		(734)
Income tax (benefit) expense	7,431	(599)	(f)	6,832

Net income (loss)	$10,710	$(695)		$10,015

Earnings (loss) per share - basic	$0.16	$(0.01)		$0.15
Earnings (loss) per share - diluted	$0.16	$(0.01)		$0.15
Weighted average shares - basic	64,996,778			64,996,778
Weighted average shares - diluted	66,534,421			66,534,421

The following table presents the effect of the restatement on the Consolidated Statement of Cash Flows:

(in thousands)	Year ended December 31, 2004
	As reported	Effect of Restatement	Adjustment Description	As Restated
Cash flows from operating activities:
Net income	$10,710	$(695)	(a)(b)(d)(e)(f)	$10,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,781	—		8,781
Provision for bad debt expense	174	—		174
Deferred tax expense	3,121	—		3,121
Net realized gain on marketable securities available for sale	1	—		1
Issuance of stock awards	206	—		206
Loss on sale of fixed assets	(111)	—		(111)
Change in assets and liabilities, net of effect
From acquisitions of businesses:
Accounts receivable	(1,926)	1, 137	(a)	(789)
Other assets	417	—		417
Accounts payable and accrued expenses	1,903	(3,080)	(b)(f)(g)(e)	(1,177)

Net cash provided by (used in) operating activities	23,276	(2,638)		20,638

Cash flows from investing activities:
Purchases of marketable securities	(7,064)	—		(7,064)
Redemptions of marketable securities	20,411	—		20,411
Business acquisitions, net of cash acquired	(29,474)	2,603	(d)(g)	(26,871)
Capital expenditures, net of disposals	(4,276)	—		(4,276)

Net cash used in investing activities	(20,403)	2,603		(17,800)

Cash flows from financing activities:
Principal payments on long-term debt	(1,540)	—		(1,540)
Proceeds from employee stock purchase plan	458	—		458
Proceeds related to the exercise of stock options	285	—		285
Dividends paid	(3,900)	—		(3,900)

Net cash used in financing activities	(4,697)	—		(4,697)

Effect of exchange rate changes on cash	146	35	(a)	181

Net increase in cash and cash equivalents	(1,678)	—		(1,678)

Cash and cash equivalents at beginning of year	18,651	—		18,651

Cash and cash equivalents at end of year	$16,973	$—		$16,973

Note 3 — Impairment of Goodwill and Intangibles

Intangibles

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, including amortizable intangible assets, are to be tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The following events and circumstances triggered an impairment evaluation of the Company’s long-lived assets during the fourth quarter of 2005:

•	the Company’s operating loss in the third quarter of 2005 and the preliminary expectation of an operating loss in the fourth quarter of 2005, driven principally by the continued decline in life insurance application activity, increased pricing pressures from life insurance carriers and additional regulatory changes;

•	projections of operating results in future periods that reflected that some of the negative trends adversely affecting the Company’s two segments would continue;

•	a decline in the market price of our common stock over a sustained period of time; and

Accordingly, we initiated an impairment analysis of our long-lived assets and determined that the carrying values exceeded their projected undiscounted net cash flows. With the assistance of an independent valuation firm, we calculated the fair values of our long-lived assets. The fair values were determined based on both discounted cash flow and market-based methodologies and indicated that an impairment of the Company’s intangible assets existed. Accordingly during the fourth quarter of 2005 the Company recorded an impairment charge totaling $18.0 million. The $18.0 million charge consisted of a $17.3 million impairment of CED intangible assets (e.g., tradenames, customer relationships and non-competition agreements and contractor networks) and a $0.7 million impairment of HID intangible assets (e.g., customer relationships and non-competition agreements). The amounts are recorded in impairment of goodwill and intangibles on the consolidated statement of operations.

The following table presents certain information regarding the Company’s intangible assets as of December 31, 2005 and 2004. All identifiable intangible assets are being amortized over their useful lives, as indicated below, with no residual values.

(in thousands)	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
At December 31, 2005
Non-Competition agreements	4.5	$9,265	$8,441	$824
Customer relationships	9.7	15,794	8,882	6,912
Contractor network	7.0	5,700	5,319	381
Trademarks and tradenames	13.7	4,342	256	4,086

		$35,101	$22,898	$12,203

At December 31, 2004
Non-Competition agreements	4.4	$11,006	$8,512	$2,494
Customer relationships	12.9	37,353	9,816	27,537
Contractor network	7.3	6,382	4,978	1,404
Trademarks and tradenames	19.2	4,440	495	3,945

		$59,181	$23,801	$35,380

The aggregate intangible amortization expense for the years ended December 31, 2005, 2004, and 2003 was approximately $5,074, $5,326 and $4,271, respectively. The estimated acquired intangible amortization expense for the fiscal years ended December 31, 2006 to December 31, 2010 is $2,696, $1,963, $1,638, $1,123 and $1,099, respectively.

Goodwill

The Company considered all of the impairment indicators previously discussed, as well as the impairment recorded on its long-lived assets when performing its annual goodwill impairment analysis. With the assistance of the independent valuation firm, we determined the fair values of each reporting unit based on both discounted cash flow and market-based methodologies. The analysis indicated that the carrying amount of each reporting unit exceeded its fair value. Accordingly, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we were required to perform the second step of the impairment test to calculate the implied value of goodwill for each reporting unit. The analysis indicated a goodwill impairment charge of $89.6 million for HID and $26.0 million for CED. Accordingly, the Company recorded an aggregate goodwill impairment charge totaling $115.6 million during the fourth quarter of 2005, which is included in impairment of goodwill and intangibles on the consolidated statement of operations.

The changes in the carrying amount of goodwill by operating segment for the period from December 31, 2003 to December 31, 2005 are as follows:

(in thousands)	HID	CED	Total
Balance as of December 31, 2003	$114,874	$20,257	$135,131
Acquisition goodwill (Restated)	8,649	11,311	19,960
Foreign currency translation adjustment	264	—	264

Balance as of December 31, 2004 (Restated)	123,787	31,568	155,355
Acquisition adjustments and earn-outs	(132)	1,032	900
Goodwill impairment	(89,600)	(26,000)	(115,600)
Foreign currency translation adjustment	(617)	—	(617)

Balance as of December 31, 2005	$33,438	$6,600	$40,038

Note 4 — Acquisitions and Dispositions

For the years ended December 31, 2005 and 2004, the Company made the following payments related to prior year acquisitions:

(in thousands)	2005		2004
Allegiance Health, Inc.	$1,646	(a)	$—
D&D Associates	1,550	(b)	—
Heritage Labs	1,696	(c)	—
Medicals Direct Group	—		1,632	(e)
Medimax, Inc.	925	(b)	—
Michigan Evaluation Group, Inc.	400	(d)	—

	$6,217		$1,632

(a) –	Includes $1,000 of additional consideration that was recorded as additional purchase price in 2004 upon the achievement of certain performance criteria. Also included is $646 of additional purchase price recorded in 2005 to reimburse the seller for certain tax consequences of the acquisition.
(b) –	Represents additional consideration that was recorded as additional purchase price in 2004 upon the achievement of certain performance criteria.
(c) –	Represents the payment of seller financed debt which was recorded as additional purchase price in 2003 upon acquisition.
(d) –	Includes $300 of additional consideration that was recorded as additional purchase price in 2005 upon the achievement of certain performance criteria. Also included is $100 for the payment of seller financed debt which was recorded as additional purchase price in 2004 upon acquisition.

(e) –	Represents additional consideration that was recorded as additional purchase price in 2003 upon the achievement of certain performance criteria.

During 2004, the Company acquired seven companies for an aggregate purchase price of $27.8 million: five companies in the United States and two companies in the U.K. Upon acquisition, the acquired companies were included within the HID and CED segments.

Within the HID segment, the Company acquired Mid-America Agency Services, Inc. (MAAS) in May 2004, two paramedical examination businesses and the Medicals Direct Group (MDG) purchased two companies in July 2004 and October 2004, involved in the Medico-Legal business.

Within the CED segment, the Company purchased Allegiance Health, Inc. in January 2004 and Michigan Evaluation Group, Inc. in May 2004.

The following table sets forth the purchase prices, including acquisition costs, of the 2004 acquisitions:

(in millions)	2004 Purchase Price
HID
MAAS	$9.0
U.K. Acquisitions	1.0
Other	1.0
CED
Allegiance Health, Inc.	11.7
Michigan Evaluation Group	5.1

Total	$27.8

The allocation of the purchase prices for these acquisitions is set forth below:

(in millions)	Total (Restated)	Weighted Average Useful Life
Goodwill	$18.7
Identifiable intangible assets	9.8	15.7 years
Identifiable tangible assets	6.0
Non-competiton agreements	1.3	2.8 years
Liabilities assumed	(8.0)

Total	$27.8

Approximately $0.8 million and $3.7 million of goodwill is expected to be deductible for tax purposes related to the 2004 HID and CED acquisitions, respectively.

The $9.8 million of acquired identifiable intangible assets consist of customer relationships, $7.8 million, tradenames, $1.8 million and contractor network, $0.2 million. The intangible assets will be amortized over a weighted average useful life of 15.7 years.

During 2003, the Company acquired specific assets and liabilities of seven health information services companies, purchased Medimax, Inc., an independent medical exam company in October 2003, and in April 2003, purchased the 45% minority interest in Heritage Labs that it did not previously own, to bring its ownership interest to 100%. The aggregate purchase price of these 2003 acquisitions, including acquisition costs, was approximately $18.3 million. In addition, contingent consideration of $1.2 million relating to the Medimax, Inc. acquisition may be paid if certain performance criteria are met.

The Heritage Labs acquisition requires an aggregate principal payment of $4.5 million, plus interest, to be paid to the seller in 2005 and 2006 for financing the acquisition. As of December 31, 2005, $2.8 million is recorded in accrued expenses and is accruing interest at a weighted average rate of 5%. As of December 31, 2004, $1.7 million and $2.8 million was recorded in accrued expenses and other long-term liabilities, respectively.

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

On a pro forma basis, the effect on the operations in 2004 and 2003 from the 2004 and 2003 acquisitions was not material except for additional annual amortization expense of approximately $0.8 million.

All of the aforementioned acquisitions discussed above have been accounted for using the purchase method of accounting and the purchase price of the acquisitions has been assigned to the net assets based on the fair value of such assets and liabilities at the date of acquisition. The consolidated financial statements include the results of operations from the respective dates of purchase.

Note 5 — Operating Segments

The Company has two reportable operating segments: the Health Information Division (HID) and the Claims Evaluation Division (CED). The HID operating segment includes our core health information operations: Portamedic, Infolink, Heritage Labs, Medicals Direct and Mid-America Agency Services (MAAS). It provides a full range of paramedical services to the life insurance industry in the U.S. and the United Kingdom. The CED operating segment, which consists of D&D Associates, Medimax, Inc., Allegiance Health, Inc., and Michigan Evaluation Group, Inc. (MEG), provides independent medical examinations (IME) case management services primarily for property and casualty insurers and claims handlers.

The segments’ accounting policies are the same as those described in Note 1: Summary of Significant Accounting Policies, except that interest expense and non-operating income and expenses are not allocated to the individual operating segment when determining segment profit or loss.

Each of the Company’s subsidiaries operates in only one of our two operating segments. The total assets of each segment are comprised of the assets of the subsidiaries operating in that segment. Corporate related assets, including goodwill and intangible assets, and expenses are included in the Health Information Division.

The following table illustrates revenue and long-lived assets by country of origin: (in thousands)

Revenues by Country:

	U.S.	U.K.	Total
2005	$278,148	$42,198	$320,346
2004	$286,313	$40,338	$326,651
2003	$277,618	$22,564	$300,182

Long-lived Assets by Country:

	U.S.	U.K.	Total
2005	$12,456	$1,022	$13,478
2004	$9,812	$1,388	$11,200

A summary of segment information as of and for the years ended December 31, 2005, 2004 and 2003, is presented below:

(in thousands)	December 31, 2005			December 31, 2004 (Restated)			December 31, 2003
	HID	CED	Total	HID	CED	Total	HID	CED	Total
Revenue	$281,855	$38,491	$320,346	$283,178	$43,473	$326,651	$266,610	$33,572	$300,182
Depreciation and amortization	6,157	2,506	8,663	6,492	2,289	8,781	5,512	1,450	6,962
Operating income (loss)	(135,555)	1,236	(134,319)	13,723	3,858	17,581	20,684	6,110	26,794
Capital Expenditures	$6,394	$477	$6,871	$3,641	$635	$4,276	$3,216	$91	$3,307
Total assets	$137,173	$27,539	$164,712	$236,262	$38,847	$275,109

Total assets at December 31, 2005 reflect an impairment charge to goodwill and intangibles of $115.6 million and $18.0 million, respectively.

Note 6 — Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities by major security type and class of security at December 31, 2005 and December 31, 2004, was as follows:

(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
At December 31, 2005
Bank certificates of deposit	$385	$—	$(2)	$383
Government agencies	—	—	—	—
Government bonds and notes	—	—	—	—
Corporate debt securities	—	—	—	—

	$385	$—	$(2)	$383

At December 31, 2004
Bank certificates of deposit	$394	$—	$(2)	$392
Government agencies	—	—	—	—
Government bonds and notes	5,192	—	(8)	5,184
Corporate debt securities	1,313	—	(2)	1,311

	$6,899	$—	$(12)	$6,887

Proceeds from the sale of investment securities available-for-sale were $7,896, $20,411 and $38,787 for the years ended December 31, 2005, 2004 and 2003, respectively. Gross realized gains included in income for the years ended December 31, 2005, 2004 and 2003, were $0, $17 and $171, respectively, and gross realized losses included in income for the years ended December 31, 2005, 2004 and 2003 were $9, $18 and $55, respectively.

Note 7 — Comprehensive Income (Loss)

Comprehensive income includes net income (loss) and other comprehensive income (loss) which refers to those expenses, gains and losses which are excluded from net income (loss) as described in the following:

	Years Ended December 31,
(In Thousands)	2005	2004 (Restated)	2003
Net income (loss)	$(96,623)	$10,015	$15,847
Other comprehensive income:
Unrealized holding gains (losses) arising during period, net of tax	1	(10)	(56)
Less: reclassification adjustment for (gains) losses included in net income (loss), net of tax	5	1	(70)

Net unrealized gain (loss) on securities, net of tax	6	(9)	(126)

Foreign currency translation	(1,118)	619	820

Total comprehensive income (loss)	$(97,735)	$10,625	$16,541

Accumulated other comprehensive income as reported in the consolidated balance sheet consists of $355 of foreign currency translation adjustments and $1 of unrealized losses, net, at December 31, 2005, and $1,473 of foreign currency translation adjustments and $7 of unrealized losses, net, at December 31, 2004.

Note 8 — Restructuring and Other Charges

In 2005 the Company recorded restructuring and other charges of $6.6 million, which included employee severance packages totaling $4.6 million, branch office closures costs of $0.6 million and the write off of certain purchased business application software totaling $1.4 million. These charges were recorded as a result of the continued decline in the core Portamedic business in the HID segment, the reorganization of the CED segment and to abandon certain unusable software.

Included in the employee severance packages was a charge related to the former Chief Executive Officer and Chief Financial Officer totaling $3.2 million and severance amounts for certain other employees totaling $1.4 million. Also included in the $4.6 million is $0.4 million of compensation expense associated with the modification of stock option awards resulting from the extension of the expiration date. The restructuring and other charges were recorded in the consolidated statement of operations as follows: cost of operations, $0.7 million and selling, general and administrative expenses, $5.9 million. As of December 31, 2005, cash payments of $2.7 million have been made and the remaining liability was $2.1 million, of which $1.4 million is recorded in accrued expenses, and $0.7 million in other long-term liabilities in the accompanying consolidated balance sheet. Cash payments are expected to be completed in 2007.

A summary of the 2005 restructuring and other charges is outlined in the table below:

	HID	CED	Total
2005 charges	$6.3	$0.3	$6.6
Less non-cash charges	(1.8)	—	(1.8)
Cash payments	(2.7)	—	(2.7)

Balance at December 31, 2005	$1.8	$0.3	$2.1

Note 9 — Property, Plant and Equipment

Property and equipment, at cost, consists of the following:

(In Thousands)	December 31, 2005	December 31, 2004	Estimated Useful Life In Years
Land and improvements	$628	$628	10 -20
Building and leasehold improvements	6,926	6,731	10 - 45
Furniture, fixtures and equipment	33,009	29,381	3 – 10

	40,563	36,740
Less accumulated depreciation and amortization	27,085	25,540

Total	$13,478	$11,200

Note 10 — Long Term Debt

On October 29, 1999, the Company entered into a $100.0 million Amended and Restated Revolving Credit and Term Loan Agreement with three banks. This senior credit facility consists of a $65.0 million, six-year term loan, and a $35.0 million, three-year revolving loan, both unsecured. During 2001, the three-year revolving loan expiration date was extended for one year to October 31, 2003. During 2003, the revolving loan expiration date was extended for three years to October 31, 2006. As of December 31, 2005 and 2004, $1.0 million and $2.0 million were outstanding under the term loan, respectively. The final principal payment under the term loan of $1.0 million was paid in January 2006; there are no additional borrowings available under the term loan. As of December 31, 2005, the Company had not borrowed under the $35.0 million revolving loan.

Prior to the amendment of the credit agreement in April 2006 (described below), the revolving loan bore interest at either the prime rate minus  1/2% to plus  1/4% or LIBOR plus  3/4% to 1 3/4%, depending on the ratio of our consolidated funded debt, as defined, to earnings before interest, taxes, depreciation and amortization, or “EBITDA.” As of December 31, 2005 and 2004, interest was payable at effective average annual interest rates of 5.11% and 3.33%, respectively. Also, commitment fees of up to 0.3% are charged on the unused revolving loan, and the agreement contains certain financial covenants, including covenants related to the incurrence of consolidated net losses, the payment of dividends, fixed charge coverage and funded debt to “EBITDA” ratio, and stock re-purchases.

For the year ended December 31, 2005, the Company was not in compliance with a reporting requirement that required the Company to deliver its audited consolidated financials statements to the lenders within 100 days of its fiscal year-end, December 31, 2005. In addition, the Company was not in compliance with two financial covenants: (i) that the Company will not incur a consolidated net loss in any two fiscal quarters in any twelve consecutive months; and (ii) that the Company will not permit its consolidated fixed charge coverage ratio to be less than 1.50 to 1.0 for the period ended December 31, 2005. The Company recognized a consolidated net loss for the quarters ended September 30, 2005 and December 31, 2005. At December 31, 2005, the Company’s consolidated fixed charge coverage ratio was 1.10 to 1.00. On April 25, 2006, the Company obtained a waiver of the above-described issues of non-compliance from the lenders.

On April 25, 2006, the Company entered into a further amendment to the Amended and Restated Credit Agreement with the lenders. In conjunction with this amendment, one of the lenders withdrew from the credit facility. The significant terms of this amendment are as follows:

i)	the maximum available revolving credit amount was reduced from $35.0 million to $15.0 million;

ii)	the expiration date of the revolving loan was extended from October 31, 2006 to January 2, 2007;

iii)	indebtedness incurred under the revolving loan will bear interest at either the prime rate plus 0.25% or LIBOR plus 1.50% and commitment fees of up to 0.25% are charged on the unused portion of the facility;

iv)	the Company’s consolidated monthly pre-tax income cannot be less than $0.6 million for April and May 2006, $0.8 million for June and July 2006, and $0.9 million in the months thereafter;

v)	the consolidated fixed charge coverage ratio, cannot be less than 0.65 to 1.00 for the quarter ended March 31, 2006, 1.20 to 1.00 for the quarter ending June 30, 2006 and 1.50 to 1.00 for each quarter thereafter, measured on an actual year-to-date basis;

vi)	the consolidated funded debt to EBITDA ratio, cannot exceed 2.50 to 1.00 at any time, measured on a quarterly basis and year-to-date cumulatively for 2006;

vii)	the Company cannot convey, lease, sell, transfer or assign any assets or properties owned or hereafter acquired except in the ordinary course of business;

viii)	the Company cannot declare or make any dividend payments or other distribution of assets;

ix)	the Company cannot purchase, redeem or otherwise acquire the value of any share of any class of stock of the Company; and

x)	the Company cannot make loans or advances to any subsidiary or affiliate of the Company unless the subsidiary is a guarantor of the obligations under the agreement, and if not, advances or loans cannot exceed $0.5 million.

To secure the Company’s obligations under the credit facility, as amended, the Company granted to the lenders a security interest in and lien upon all property and assets of the Company and its domestic subsidiaries under the terms of a security agreement.

The Company agreed to pay a waiver and modification fee of $0.1 million in connection with the amendment and the waiver.

Note 11 —Commitments and Contingencies

The Company leases branch field offices under a number of operating leases which expire in various years through 2009. These leases generally contain renewal options and require the Company to pay all executory costs (such as property taxes, maintenance and insurance). The Company also leases telephone, computer and other miscellaneous equipment. These leases also expire in various years through 2009. The following is a schedule of future minimum lease payments for operating leases (with initial or remaining terms in excess of one year) as of December 31, 2005:

Year ending December 31,	Operating Leases
2006	$11,524
2007	8,962
2008	5,523
2009	1,903
2010	898
Thereafter	769

$29,579

Rental expense under operating leases totaled $17,633, $15,808 (restated), and $14,149 in 2005, 2004 and 2003, respectively.

The Company has employment retention contracts with certain executive officers of the Company for one or two year periods from the date a change in control occurs as further defined in the contracts.

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

Note 12 — Litigation

The Company is party to a number of legal actions arising in the ordinary course of its business. In the opinion of management, the Company has substantial legal defenses and/or insurance coverage with respect to all of its pending legal actions other than as described herein: accordingly, none of these actions is expected to have a material adverse effect on the Company’s liquidity, its results of operations or its consolidated financial position.

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

Note 13 — Related Party Transaction

For the years ended December 31, 2005, 2004 and 2003, we paid approximately $80, $347 and $179, respectively to Douglas Consulting, a United Kingdom based IT company 100% owned by John L. Spenser, an Executive Vice President and Chief Operating Officer, U.S. Operations, of the Company, for information technology (IT) consulting services provided to our U.K. subsidiary, Medicals Direct Group. This arrangement terminated in April 2005.

Note 14 — Income Taxes

The income tax (benefit) provision is based on income (loss) before income taxes as follows:

(in thousands)	Years Ended December 31,
	2005	2004 (Restated)	2003
United States	$(136,101)	$15,062	$24,698
Non-United States	1,025	1,785	1,601

	$(135,076)	$16,847	$26,299

The components of the income tax (benefit) provision are as follows:

(in thousands)	2005	2004 (Restated)	2003
Federal:
Current	$(1,918)	$2,328	$8,826
Deferred	(30,841)	2,650	(834)
State and local:
Current	657	668	1,989
Deferred	(6,934)	601	(185)
Non-U.S.:
Current	796	673	663
Deferred	(213)	(88)	(7)

	$(38,453)	$6,832	$10,452

The following reconciles the “statutory” federal income tax rates to the effective income tax rates:

	2005	2004 (Restated)	2003
Computed “expected” income tax (benefit) provision	(35)%	35%	35%
Increase (reduction) in income tax (benefit) provision resulting from:
State tax, net of federal benefit	(3)	5	5
Non deductible portion of impairment charge	8	—	—
Other	2	1	—

Effective income tax rate	(28)%	41%	40%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

(in thousands)	2005	2004
Deferred tax assets:
Receivable allowance	$568	$438
Goodwill	20,801	—
Intangible assets	9,169	2,556
Investment loss	2,796	2,824
Compensation expense	542	—
State net operating loss carry forward	787	—
Other	528	692

Gross deferred tax assets	$35,191	$6,510
Valuation allowance	(1,500)	—

	$33,691	$6,510

Deferred tax liabilities:
Accumulated depreciation	(687)	(893)
Acquisition bases adjustment, primarily intangibles	(1,440)	(12,035)

Gross deferred tax liability	(2,127)	(12,928)

Net deferred tax asset (liability)	$31,564	$(6,418)

We assess the realization of our deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The main factors we consider include:

•	income/losses expected in future years;

•	the availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of tax benefits;

•	the carryforward period associated with the deferred tax assets and liabilities; and

•	prudent and feasible tax planning strategies.

For the year ended December 31, 2005, the Company established a valuation allowance totaling $1.5 million. Included in the $1.5 million is $0.7 million for a portion of the deferred tax assets attributable to state net operating loss carryforwards that the Company believes may not be recoverable due to the limits imposed on certain state carryforward periods. The remaining $0.8 million represents a valuation allowance on deferred tax assets attributable to an investment loss, that may not be recoverable in the capital loss carryforward period.

Based upon the level of historical taxable income and projections for future taxable income over the period in which the Company’s deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 2005 and 2004. The Company will carryback, in full, its federal tax net operating loss generated in 2005.

As of December 31, 2005, the Company has state net operating loss carryforwards of approximately $17.3 million. The net operating loss carryforwards, if unutilized, will expire in the years 2010 through 2025.

Note 15 — Capital Stock

Stock Repurchase Program — On May 30, 2000, the Board of Directors adopted a resolution authorizing the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $25.0 million per year. On April 27, 2005 the Board of Directors amended its earlier resolution limiting the repurchases to between 1.0 and 1.5 million shares of the Company’s common stock in any calendar year. Effective April 25, 2006, in accordance with a covenant contained in the amended revolving credit agreement, the Company cannot purchase any shares of its common stock. For the years ended December 31, 2005 and 2003, the Company purchased 30,800 and 89,800 shares at a total cost of $0.1 million and $0.4 million, respectively. The Company did not purchase any shares during 2004.

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

Stock Purchase Plan — In 1993, the Company’s shareholders approved the 1993 Employee Stock Purchase Plan, which provided for granting of purchase rights to all employees, as defined, for up to 2,000,000 shares of Company stock. The plan provided for the purchase of shares on the date 13 months from the grant date (the purchase date). During the period between the grant date and the purchase date, up to 10% of an employee’s compensation was withheld for their purchase. Employees could cancel their purchases at any time during the period without penalty. The purchase price was 95% of the closing common stock price on the grant date. The 1993 plan expired in 2003. In February 2003, the Company granted purchase rights for approximately 114,321 shares with the aggregate purchase price payable for such shares being approximately $528. In April 2004, the Company issued 99,156 of those shares for an aggregate purchase price of $458.

In 2003, the Company’s shareholders approved the 2004 Employee Stock Purchase Plan, which provides for granting of purchase rights for up to 2,000,000 shares of Company stock. The terms of this plan are substantially the same as those of the 1993 plan. In February 2004, the Company granted purchase rights for approximately 69,874 shares with the aggregate purchase price payable for such shares being approximately $416. The February 2004 plan offering terminated in February 2005 in accordance with the plan’s automatic termination provision. In February 2005, the Company granted purchase rights for approximately 62,790 shares with the aggregate purchase price payable for such shares being approximately $264. The February 2005 plan offering terminated in February 2006 in accordance with the plan’s automatic termination provision.

Stock Awards — The Company’s former Chief Executive Officer was entitled to receive stock awards based on the attainment of performance goals established for any given year. For the years ended December 31, 2004 and 2003, no awards were granted. In October 2005, the Company issued a stock award of 1,500 shares, at a total cost of $5.

On January 28, 2003, the Board of Directors passed a resolution to award non-employee directors of the Company up to a maximum of 15,000 shares of the Company’s common stock as compensation. Each director was awarded 5,000 shares on January 31, 2005, 2004 and 2003, which vested immediately. All shares awarded will be restricted under SEC Rule 144, and may not be sold or transferred by the outside director until four years from the date of issue. During the first quarters of 2005, 2004 and 2003, the Company expensed the fair value of the 30,000 shares awarded and such amount is included in Selling, general and administrative expenses in the consolidated Statement of Operations. The total charge was $156, $206 and $164 for the years ended December 31, 2005, 2004 and 2003, respectively. In January 2006, the Board adopted a resolution removing all contractual restrictions with respect to any such shares held by a director who retires from the Board and is not removed with cause.

Stock Option Plans — The Company’s stockholders approved stock option plans providing for the grant of options exercisable for up to 4,000,000 shares of common stock in 1994 and 1992, 2,400,000 shares in 1997, 2,000,000 shares in 1999 and 3,000,000 shares in 2002, which provide that options may be granted to management. Options are granted at fair value on the dates of the grants and are exercisable as follows: 25% after two years and 25% on each of three anniversary dates thereafter, and terminates after 10 years.

On January 31, 2005, the Company accelerated the vesting of all of the Company’s unvested stock options awarded to officers and employees under the 1992, 1994, 1997 and 1999 Stock Option Plans, which had an exercise price greater than $5.05, the closing price of the Company’s common stock on January 31, 2005. As a result of the acceleration, options to acquire approximately 1.6 million shares with exercise prices ranging from $5.47 to $10.47, of the Company’s common stock which would have otherwise vested over the next 48 months, became immediately exercisable.

On December 20, 2005, the Company accelerated the vesting of options for all grants which had an exercise price equal to or greater than $2.65, the closing price of the Company’s common stock on December 20, 2005. As a result of the acceleration, options to acquire 2,060,000 shares (with exercise prices ranging from $3.46 to $5.02), of the Company’s common stock which would have otherwise vested over the next 5 years, became immediately exercisable.

The Company’s decision to accelerate the vesting of these options was in response to a review of the Company’s long term incentive compensation programs in light of changes in market practices and changes in accounting rules resulting from the issuance of SFAS No. 123R “Share Based Payment”, as previously discussed in Note 1. Management believes that accelerating the vesting of these options prior to the adoption of SFAS 123R, will result in the Company not being required to recognize compensation expense of $0.9 million in 2006 and $0.8 million in subsequent years through 2010.

On January 31, 2006, the Company issued stock options totaling 100,000 shares to its newly hired Chief Executive Officer, James Calver. The fair value of the stock options granted was determined on the date of grant using the Black-Scholes option pricing model. The fair value of the stock options granted is $1.49 per share. Options are exercisable as follows: 25% after two years and 25% on each of three anniversary dates thereafter, and terminate after 10 years.

The following table summarizes stock option activity:

	Under Option
	Shares Available for Grant	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2002	2,293,150	9,283,350	$5.47
Authorized	(16,000)	—	—
Granted	(2,028,600)	2,028,600	5.08
Exercised	—	(151,800)	2.87
Cancelled	230,025	(230,025)	6.72

Balance, December 31, 2003	478,575	10,930,125	$5.41
Authorized	(22,700)	—	—
Granted	(50,000)	50,000	7.22
Exercised	—	(235,000)	1.21
Cancelled	221,275	(221,275)	6.95

Balance, December 31, 2004	627,150	10,523,850	5.48
Authorized	(68,000)	—	—
Granted	(355,000)	355,000	3.60
Exercised	—	(968,500)	1.41
Cancelled	377,225	(377,225)	7.25

Balance, December 31, 2005	581,375	9,533,125	$5.75

The weighted average fair value per stock option granted was $1.87, $3.71, and $3.11 for the 2005, 2004 and 2003 options, respectively.

The following table summarizes information concerning options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price
$ 2.03 – $ 4.10	3,180,700	2.6	$2.56	3,180,700	$2.56
5.02 – 7.22	4,965,725	5.6	6.05	4,965,725	6.05
10.76 – 12.88	1,386,700	4.2	12.01	1,386,700	12.01

	9,533,125	4.7	$5.75	9,533,125	$5.75

Note 16 — 401k Savings and Retirement Plan

This plan is available to all employees with at least one year of service of greater than 1,000 hours of employment. The Company matches 25% of the first 10% of employee salary contributions. The Company’s charge to expense for 2005, 2004 and 2003 was $692 $464 and $453, respectively. The Company’s common stock is not an investment option to employees participating in the 401k savings and retirement plan.

Quarterly Financial Data (Unaudited)

(dollars in thousands, except per share data)

	2005 Quarters
	First		Second		Third		Fourth
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Reported
Revenues	$82,503	$82,029	$83,968	$84,389	$77,548	$77,429	$76,499
Gross profit	$23,659	$23,157	$23,304	$23,700	$18,246	$18,083	$16,332
Net income (loss)	$2,376	$2,032	$2,875	$3,032	$(2,491)	$(2,436)	$(99,251)*

Net income (loss) per share
Basic	$0.04	$0.03	$0.04	$0.05	$(0.04)	$(0.04)	$(1.51)
Diluted	$0.04	$0.03	$0.04	$0.05	$(0.04)	$(0.04)	$(1.51)

	2004 Quarters
	First		Second		Third		Fourth
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Revenues	$79,993	$79,918	$82,842	$82,574	$82,446	$82,028	$82,467	$82,131
Gross profit	$22,845	$22,756	$23,072	$22,769	$23,285	$22,845	$22,645	$22,271
Net income	$3,081	$2,983	$3,369	$3,120	$2,350	$2,147	$1,910	$1,765

Net income (loss) per share:
Basic	$0.05	$0.04	$0.05	$0.05	$0.03	$0.03	$0.03	$0.03
Diluted	$0.05	$0.04	$0.05	$0.05	$0.03	$0.03	$0.03	$0.03

The unaudited quarterly financial data previously reported for the first quarter of 2004 through the third quarter of 2005 has been restated as a result of the adjustments described in Note 2 to the consolidated financial statements.

*	Includes an after tax goodwill and intangible asset impairment charge of $95.6 million.

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial -Disclosure

None

ITEM 9A Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Acting Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2005. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on this evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer, and carried out by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2005, management has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a significant deficiency, as defined by the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected by Company personnel in the normal course of performing their assigned functions. Based on the aforementioned assessment, the following material weaknesses were identified in the Company’s internal control over financial reporting:

Inadequate Financial Statement Preparation and Review Procedures

The Company had inadequate policies, procedures and personnel to ensure that accurate and reliable interim and annual consolidated financial statements were prepared and reviewed. Specifically, the Company did not have sufficient supporting documentation and accounting and finance personnel to perform an effective review of the consolidated financial statements. This control deficiency resulted in material errors in the classification of certain acquisition payments in the Company’s consolidated statements of cash flows, which contributed to the restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2004 and for the first, second and third quarters of 2005.

Ineffective Controls over the Application of Unapplied Cash Receipts

The Company did not design and maintain effective controls over the corporate cash application process to ensure that unapplied cash receipts were investigated and recorded timely. Specifically, the Company did not have effective controls to ensure that cash receipts received related to accounts receivable balances that had previously been written off were properly recorded in the appropriate periods. This control deficiency resulted in errors in the recognition of revenue, which contributed to the restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2004 and for the first, second and third quarters of 2005.

Inadequate Management Oversight of Subsidiaries’ Financial Information

The Company had inadequate policies and procedures regarding corporate management’s review, supervision and monitoring of subsidiary financial reporting. This deficiency contributed to the existence of the material weaknesses discussed below that were identified at certain subsidiary locations. This deficiency resulted in more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements would not be prevented or detected.

Inadequate Review of Customer Contracts

The Company did not have policies and procedures in place at certain subsidiary locations to review customer contracts and arrangements to ensure that revenues were recognized in accordance with U.S. generally accepted accounting principles. As a result of this control deficiency, there were errors in the recognition of revenues which contributed to the restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2004 and for the first, second and third quarters of 2005.

Inadequate Expertise in U.S. Generally Accepted Accounting Principles

The Company did not employ, at certain subsidiary locations, a sufficient complement of finance and accounting personnel that were adequately trained and that possessed the appropriate level of knowledge in U.S. generally accepted accounting principles to prepare financial information for inclusion in the Company’s consolidated financial statements. This control deficiency resulted in the improper recognition of revenue, which resulted in the restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2004 and the first, second and third quarters of 2005.

Management has determined that each of the aforementioned deficiencies constitutes a material weakness in internal control over financial reporting as of December 31, 2005 based on the criteria in Internal Control – Integrated Framework issued by COSO. Accordingly, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their auditors’ report which is included in Item 8 of this Form 10-K.

(c) Changes in Internal Control over Financial Reporting

Except for the changes described below, no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2005, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Remediation of Material Weaknesses in Internal Control Over Financial Reporting

The Company has engaged in, and continues to engage in substantial efforts to address the material weaknesses in internal control over financial reporting. These efforts will continue into 2006. Specifically, management has implemented or is in the process of implementing the following measures as of the date of filing of this Form 10-K:

•	during the fourth quarter of 2005, management hired a Director of Financial Reporting and Compliance who will assume responsibility for the documentation and review of the Company’s consolidated financial statements beginning in the first quarter of 2006. In addition, the Company will improve upon its controls over the financial statement preparation and review process.

•	during the fourth quarter of 2005, management begun the process of instituting new policies and procedures that prompt the immediate reconciliation of all cash received and applied to its accounts receivable subsidiary ledger and that any unapplied amounts are investigated in a timely manner. Documentation and testing of the policies and procedures will be performed in 2006;

•	in 2006, management intends to develop and institute policies and procedures which will provide additional review, supervision and monitoring of financial reporting activities at subsidiary locations;

•	in 2006, management will put in place a contract review process. This process will require the review by legal, finance and other management as deemed appropriate; and

•	in 2006, management intends to provide additional training to the finance and accounting management staff at certain subsidiary locations in order to reinforce not only revenue recognition policies, but to become more knowledgeable in the application of U.S. generally accepted accounting principles.

ITEM 9B Other Information

None.

PART III

ITEM 10 Directors and Executive Officers of the Registrant

Our executive officers and directors, and their ages and positions as of April [ ], 2006, as set forth below:

Name	Age	Position
James D. Calver	39	Chief Executive Officer and President, Director
John L. Spenser	53	Executive Vice President and Chief Operating Officer, U.S. Operations
Robert W. Jewett	53	Senior Vice President, General Counsel and Secretary
Joseph A. Marone, Jr.	50	Vice President and Controller; Acting Chief Financial Officer and Treasurer
Benjamin A. Currier	72	Chairman of the Board
Dr. Leslie Hudson	59	Director
Quentin J. Kennedy	72	Director
Paul W. Kolacki	64	Director
Roy E. Lowrance	55	Director
Dr. Elaine L. Rigolosi	61	Director
Kenneth R. Rossano	71	Director
G. Earle Wight	72	Director

The following is brief biograghical information on each of our executive officers and directors.

James D. Calver. Mr. Calver has served as a director and as the Company’s President and Chief Executive Officer since January 16, 2006. Immediately prior to his joining the Company, he was engaged in private consulting. From March 2004 to June 2005, he served as Senior Vice President and Chief Marketing Officer of Human Resources and Investor Solutions at Mellon Financial Corporation. From August 2002 to March 2004, he was Vice President of Consulting and Benchmarking at Gartner, Inc. From April 2001 to August 2002, he served as President and Chief Executive Officer of XOSOFT. From 1997 to April 2001 he served as President of Small Business Solutions and Vice President of Corporate Business Development at GE Capital.

John L. Spenser. Mr. Spenser has served as Executive Vice President and Chief Operating Officer, U.S. Operations, since May 2005 and as the Chief Administrative and Technology Officer from March 2005 until May 2005. In February 2006, he was appointed as General Manager of the Claims Evaluation Division. He was employed by Medicals Direct Group, Ltd. from 1997 (and was an owner of Medicals Direct Group, Ltd. at the time the Company acquired it in August 2002) until March 2005 and currently serves as a director of Medicals Direct Group, Ltd.

Robert W. Jewett. Mr. Jewett has served as Senior Vice President and General Counsel of the Company since 1991 and as Secretary since 1983. He has been an employee of the Company since 1981.

Joseph A. Marone, Jr. Mr. Marone has served as our acting Chief Financial Officer since September 2005. He has been a Vice President of the Company since 1999 and has served as Controller since 1992. He has been an employee of the Company since 1990. Mr. Marone currently serves as a director of Medicals Direct Group, Ltd.

Benjamin A. Currier. Mr. Currier was Senior Vice President of Operations for Security Life of Denver Insurance Company, a subsidiary of ING/Barings, in Denver, Colorado prior to his retirement in 1997. He serves as the Chairman of our Board of Directors. From August 24, 2005 until January 16, 2006, Mr. Currier served as our Chief Executive Officer on an interim basis and from September 2004 until August 24, 2005, he served as Lead Director.

Dr. Leslie Hudson. Dr. Hudson has been President and Chief Executive Officer of DOV Pharmaceutical, Inc. since July 2005. From July 2003 until June 2005, he was the Vice Provost for Strategic Initiatives at the University of Pennsylvania. Dr. Hudson was Group Vice President and General Manager of Ophthalmology for Pharmacia from 1995 until 2003. Dr. Hudson is resigning as a Director of the Board effective as of May 23, 2006.

Quentin J. Kennedy. Mr. Kennedy was Executive Vice President, Secretary, Treasurer and Director of Federal Paper Board Company in Montvale, New Jersey until his retirement in 1996.

Paul W. Kolacki. Mr. Kolacki served as Executive Vice President and Chief Operating Officer of the Company from 1991 through 2000, at which time he retired after 35 years of service with the Company. Since his retirement, Mr. Kolacki has performed (and the Company expects that he will continue to perform) consulting services for the Company.

Roy E. Lowrance. Mr. Lowrance has served as the Chief Technology Officer for Reuters since February 2006. He was the Chief Technology Officer and Chief Architect for Capital One Financial Corporation from 2002 through 2005. From 2000 to 2002, Mr. Lowrance served as a vice president, director and partner of Boston Consulting Group.

Dr. Elaine L. Rigolosi. Dr. Rigolosi, Ed.D, J.D., is Professor of Education, Department of Organization and Leadership, Teachers College, Columbia University. She has been associated with Columbia University since 1976, and has maintained a private consulting practice in management for health care organizations since 1974.

Kenneth R. Rossano. Mr. Rossano is a private investor and consultant to Cassidy & Associates and to Korn Ferry International in Boston, Massachusetts. From 1992 to 1999, he was a Senior Vice President of Cassidy & Associates in Boston, Massachusetts. Mr. Rossano is a director of Active International, Inc. and Chairman of Gibbs College, located in Boston, Massachusetts.

G. Earle Wight. Mr. Wight was Senior Vice President of the Company from 1985 until his retirement in 2002. Mr. Wight is a director of Medicals Direct Group Ltd., a wholly-owned subsidiary of the Company.

Information About Our Board and Its Committees

Board Structure

Our bylaws provide that the number of directors serving on our Board shall consist of not less than three and not more than nine members. As of the date of filing this annual report, our Board currently has nine members. However, Dr. Leslie Hudson has submitted his resignation from the Board, effective May 23, 2006. The Board is currently engaged in a search to identify a qualified person to fill the Board seat being vacated by Dr. Hudson.

Our bylaws provide that the members of the Board shall be divided, with respect to the time for which they severally hold office, into three classes, with each class to consist as nearly as practicable of an equal number of directors. The members of each class of directors are elected for a term of office to expire at the third succeeding annual meeting of shareholders after their election, with each director to hold office until his or her successor shall have been duly elected and qualified, or until his or her earlier resignation or removal.

Lead Director

In September 2004, the Board established the position of “Lead Director” to enhance the independence of the Board and strengthen the Board’s oversight of the Company. Benjamin A. Currier served as lead director until August 2005, when he was appointed as interim Chief Executive Officer and elected as Chairman of the Board. The Company’s corporate governance guidelines provide that whenever the Board chairperson is not an independent director, the independent directors are to either select from among themselves a continuing Lead Director who, among other things, is to preside at one or more separate meetings of the non-management directors, or adopt a procedure for selecting from among themselves a specific Lead Director to preside at each such meeting. The chairperson (or if the chairperson is not an independent director, the Lead Director and the chairperson) and the Chief Executive Officer set the agenda for Board meetings.

Board Committees

The Board of Directors currently has the following standing committees:

•	Audit Committee

•	Compensation Committee

•	Governance and Nominating Committee

•	Strategic Oversight Committee

Each of these committees has a written charter approved by the Board. These charters are posted on our website at www.hooperholmes.com.

The members of the committees (including the chair person of each committee) are identified in the following table:

Director	Audit	Compensation	Governance and Nominating	Strategic Oversight
James D. Calver				X
Benjamin A. Currier			Chair
Dr. Leslie Hudson		X
Quentin J. Kennedy	Chair		X
Paul W. Kolacki				X
Roy E. Lowrance	X
Dr. Elaine Rigolosi	X	Chair	X
Kenneth R. Rossano		X		X
G. Earle Wight				Chair

Audit Committee

As specified in the Audit Committee’s charter, the Audit Committee was established to assist the Board in fulfilling its oversight responsibilities, primarily through:

•	overseeing management’s conduct of the Company’s financial reporting process and systems of internal accounting and financial controls;

•	monitoring the independence and performance of the Company’s independent registered public accounting firm; and

•	providing an avenue of communication among the independent registered public accounting firm, management and the Board.

The Audit Committee is currently comprised of three members, each of whom satisfies the independence standards specified in Section 121A of the American Stock Exchange (AMEX) listing standards and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Board has determined that Quentin J. Kennedy, the committee’s chair, qualifies as an “audit committee financial expert” as that term is used in Section 401(h) of Regulation S-K promulgated under the Exchange Act.

The Audit Committee charter provides that the committee’s responsibilities and duties are:

(1)	oversight of the Company’s internal controls, which encompasses: the annual review of the internal audit budget, staffing and audit plan, material findings of internal audit reviews and management’s response; the effectiveness of or weaknesses in the Company’s internal controls; obtaining from the independent registered public accounting firm its recommendations regarding the Company’s internal controls; review of the appointment and performance of the senior internal auditor, and the activities, organizational structure and qualifications of the persons responsible for the internal audit function;

(2)	the evaluation of the performance and independence of the independent registered public accounting firm, which encompasses: conferring with the independent registered public accounting firm concerning the scope of its examinations of the Company’s books and records; review of the scope, plan and procedures to be used on the annual audit; review of the results of the annual audits and interim financial reviews performed by the independent registered public accounting firm; inquiring into accounting adjustments that were noted or proposed by the independent registered public accounting firm but were passed as immaterial or otherwise; review, at least annually, of a report by the independent registered public accounting firm as to the independent registered public accounting firm’s internal quality control procedures; and pre-approval of the fees for all audit and other services performed by the independent registered public accounting firm;

(3)	the review of the Company’s audited annual and interim financial statements, which encompasses: the review of significant estimates and judgments underlying such financial statements, all critical accounting policies identified by the independent registered public accounting firm, major changes to the Company’s accounting principles and practices and material questions of choice with respect to such principles and practices; review of earnings press releases; review of related party transactions and other matters relating to the financial affairs of the Company and its accounts; and

(4)	the review of the Company’s compliance with laws, regulations and policies.

Governance and Nominating Committee

The Governance and Nominating Committee’s principal purposes are to:

•	recommend to the Board principles for governance of the Company;

•	oversee the evaluation of the Board and management;

•	recommend to the Board persons to be nominated for election as directors; and

•	assign Board members to Board committees.

The charter of the Governance and Nominating Committee provides that the committee is to have such number of directors as determined by the Board. Except as otherwise permitted, each of the committee members is to be an “independent director” as defined by applicable AMEX listing standards. The Governance and Nominating Committee has three members, each of whom is independent under the AMEX listing standards.

Under applicable American Stock Exchange listing requirements, at least a majority of the members of the Board must meet the definition of “independent director” set forth in such listing requirements. The Governance and Nominating Committee believes it appropriate for one or more key members of the Company’s management to participate as members of the Board. The Governance and Nominating Committee also believes that it is preferable that at least one member of the Board meet the criteria for an “audit committee financial expert” as defined by SEC rules.

The Governance and Nominating Committee’s goal is to assemble a Board that brings to the Company a diversity of experience. Directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of our shareholders. They should have an inquisitive and objective perspective and mature judgment. Director candidates must have sufficient time available, in the judgment of the Governance and Nominating Committee, to perform all Board and committee responsibilities. They must have experience in positions with a high degree of responsibility and be leaders in the companies or institutions with which they are affiliated. Members of the Board are expected to rigorously prepare for, attend and participate in all Board and applicable committee meetings. Other than the foregoing, there are no stated minimum criteria for director nominees, although the Governance and Nominating Committee may also consider such other factors as it may deem, from time to time, in the best interests of the Company and its shareholders.

The Governance and Nominating Committee will consider candidates for directors recommended by shareholders, provided that any such recommendation is sent in writing to the Corporate Secretary at least 120 days prior to the anniversary of the date proxy statements were mailed to shareholders in connection with the prior year’s annual meeting of shareholders and contains the following information:

•	the candidate’s name, age, contact information and present principal occupation or employment; and

•	a description of the candidate’s qualifications, skills, background and business experience during, at a minimum, the last five years, including his or her principal occupation and employment and the name and principal business of any corporation or other organization in which the candidate was employed or served as a director.

The Governance and Nominating Committee will evaluate any candidates recommended by shareholders in accordance with the above procedures and against the same criteria applicable to the evaluation of candidates proposed by directors or management.

Compensation Committee

The Compensation Committee consists of three members of the Board, each of whom is an “independent director” as defined by applicable AMEX listing standards.

In accordance with the Compensation Committee’s charter, the committee, among other matters, annually reviews and recommends to the Board the compensation of the Chief Executive Officer of the Company and, based in part upon his recommendation, approves the compensation of the other members of the senior management of the Company. The committee also periodically reviews and recommends to the Board the compensation for the Company’s outside directors. The Committee also prepares a report to shareholders (contained in the proxy statement for our annual meetings of shareholders) that addresses the Company’s compensation policies for the executive officers, the Committee’s basis for determining the compensation of the Chief Executive Officer for the past fiscal year, and the relationship between compensation and the Company’s performance for the past fiscal year.

The Compensation Committee also administers the Company’s stock option plans and determines the amount and terms of the options granted under the plans. The committee also administers the 2004 Employee Stock Purchase Plan.

Strategic Oversight Committee

The Strategic Oversight Committee, formerly known as the Management & Planning Committee, was formed in 2005. The committee’s purpose is to make recommendations to the Board with respect to the Company’s long-term strategy, business objectives and strategic plans. The committee oversees the process of preparing long-term objectives and strategic plans. Individual strategies, tactics and implementation plans are reviewed with management and shared with the full Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and beneficial owner of more than 10% of the Company’s common stock, to file reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities of the Company with the Securities and Exchange Commission and the American Stock Exchange. Directors, executive officer and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of Section 16(a) forms they file. The Company has historically undertaken to make such filings on behalf of its directors and executive officers. Based solely on our review of such forms received by the Company and certain written representations made by our directors and executive officers, we are not aware of the failure by any person who, at any time during the Company’s last fiscal year served as a director or officer of the Company, or is the beneficial owner of more than 10% of the Company’s common stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act since the beginning of the last fiscal year, except that each of Dr. Leslie Hudson and Roy E. Lowrance did not timely file a Form 4 report reflecting a grant of options to purchase 25,000 shares in March 2005.

Code of Conduct and Ethics

The Company has adopted the Hooper Holmes, Inc. Code of Conduct and Ethics for its directors, senior financial and executive officers, and all other employees. The Code of Conduct and Ethics is available on our website at www.hooperholmes.com. If we make any substantive amendments to our Code of Conduct and Ethics or grant any waiver in favor of a director or executive officer, we will publicly disclose the nature of such amendment or waiver on our website and, to the extent required by the AMEX or SEC rules, in a current report on Form 8-K.

ITEM 11 Executive Compensation

Director Compensation

The Company compensates only those directors who are not current employees of the Company for service on the Board. The following table provides information concerning compensation paid to non-employee directors who served on the Board during 2005.

Non-Employee Director Compensation Table

For Fiscal 2005

Effective January 1, 2005, non-employee directors have been compensated in accordance with the following schedule:

Nature of Director Compensation	Amount
Annual Board Retainer
Lead Director	$30,000
Other Non-Employee Directors	$20,000
Annual Committee Retainer
Audit Committee Chair	$12,000
Other Committee Chairs	$8,000
Audit Committee Members	$8,000
Other Committee Members	$6,000
Fees for Board Meetings/Teleconferences Attended:
Regular or Special Meetings	$2,500 per meeting
Teleconferences	$1,500 per teleconference
Fees for Committee Meetings Attended
Regular or Special Meetings	$1,500 per meeting
Teleconferences	$750 per meeting
Annual Restricted Stock Grant	5,000 shares	(1)

(1)	Effective as of January 1, 2005, the Company’s Board of Directors adopted the schedule of compensation reflected in the table above for each of the Company’s non-employee directors. This compensation schedule provides for the grant, on an annual basis, to each non-employee director of 5,000 shares of the Company’s restricted stock. Each non-employee director in office on January 1, 2005 received a grant of 5,000 shares of restricted stock. However, at the time Dr. Leslie Hudson and Messrs. Paul Kolacki and Roy Lowrance were elected or appointed to the Board in 2005, no shares of restricted stock were available. As a result, they did not receive any shares of restricted stock for their Board service in 2005. On January 31, 2006, the Board of Directors determined that each of them should receive for their Board service in 2005 the cash value of 5,000 shares of restricted stock to which they were otherwise entitled under the schedule of compensation for non-employee directors. The amount paid to each of them will be the fair market value of 5,000 shares of the Company’s common stock, based on the closing price of such stock on the second business day following the day on which the Company filed with the Securities and Exchange Commission this annual report on Form 10-K. Each of these directors is expected to use the proceeds of this cash payment to purchase shares of the Company’s common stock in the open market.

In addition to the cash compensation and grant of shares of restricted stock reflected in the table above, each non-employee director, upon his or her election or appointment to the Board, is to receive a one-time grant of an option to purchase 25,000 shares of the Company’s common stock under the Company’s 1997 Director Stock Option Plan. Accordingly, Leslie Hudson, Paul Kolacki and Roy Lowrance each received a grant of options to purchase 25,000 shares of the Company’s common stock under this plan in 2005. In August 2005, G. Earle Wight also received a grant of options to purchase 25,000 shares of the Company’s common stock under the 1997 Director Stock Option Plan, upon the Board’s determination that he was eligible to receive such grant. Mr. Wight was an employee of the Company at the time the plan was adopted, but subsequently ceased to be an employee. No options may be granted under the 1997 Director Stock Option Plan after May 27, 2007.

In accordance with a resolution of the Board dated January 28, 2003, each non-employee director of the Board serving in such capacity as of that date received, as additional compensation for service on the Board, 5,000 shares of the Company’s common stock on each of January 31, 2003, 2004 and 2005. The Board resolution provided that these shares could not be transferred for a period of four years following the applicable grant date. On January 31, 2006, the Board amended the terms of these grants such that a director’s shares covered by any such grant become immediately transferable in the event the director retires from the Board.

In addition to the above-described compensation, all directors are reimbursed for their out-of-pocket expenses incurred in attending Board and committee meetings.

Director and Officer Indemnification

The Company has entered into supplemental indemnity agreements with each of its directors and executive officers. The indemnity agreements require the Company to indemnify each such person for all expenses actually and reasonably incurred in defending or settling an action to which such person is a party or threatened to be made a party or is otherwise involved because of his or her status as a director or officer of the Company. If the action is brought by or in the right of the Company, the indemnification must be made only if such person acted in good faith, for a purpose reasonably believed to be in the best interest of the Company (or, in the case of service to another entity, not opposed to the interest of the Company).

Compensation of Executive Officers

The following table summarizes compensation paid by the Company for services rendered during fiscal 2005, 2004 and 2003 by (i) all individuals who served as the Chief Executive Officer of the Company during fiscal 2005, (ii) the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of fiscal 2005, and (iii) one additional individual for whom disclosure would have been provided but for the fact that such individual was not serving as an executive officer of the Company at the end of fiscal 2005. These individuals are collectively referred to as the Named Executive Officers.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Securities Underlying Options (#)	Long-Term Incentive Plan ($)		All Other Compensation ($)
Benjamin A. Currier	2005	$174,359	—	—		—	—		—
Chairman, Interim
Chief Executive Officer (1)

James M. McNamee	2005	$500,000	—	—		—	$4,500	(4)	$1,685,470	(5)
Chairman, President and	2004	$750,000	—	—		—	—		$113,498	(5)
Chief Executive Officer(2)	2003	$700,000	—	$91,071	(3)	350,000	$9,165	(4)	$113,730	(5)

John L. Spenser	2005	$183,333	—	$172,747	(6)	75,000	—		—
Executive Vice President and
Chief Operating Officer,
U.S. Operations

Robert W. Jewett	2005	$189,913	—	—		—	—		$15,944	(7)
Senior Vice President	2004	$183,750	$5,000	—		—	—		$16,636	(7)
General Counsel and Secretary	2003	$174,635	$35,000	—		25,000	—		$16,805	(7)

Daniel R. Ross	2005	$225,000	—	—		30,000	—		$2,938	(9)
Executive Vice President and	2004	$225,000	—	—		10,000	—		$2,310	(9)
General Manager,
Claims Evaluation Division(8)

Fred Lash	2005	$249,600	—	$60,000	(11)	—	—		$36,870	(12)
Senior Vice President,	2004	$241,500	—	—		—	—		$36,851	(12)
Chief Financial Officer and Treasurer(10)	2003	$230,000	$20,000	—		60,000	—		$37,083	(12)

David J. Goldberg	2005	$233,000	$34,950	$6,273	(14)	—	—		$13,795	(15)
Senior Vice President and	2004	$227,000	—	—		—	—		$13,891	(15)
Chief Marketing Officer(13)	2003	$201,375	$100,000	—		20,000	—		$14,298	(15)

(1)	Mr. Currier served as interim Chief Executive Officer from August 24, 2005 until January 16, 2006.
(2)	Mr. McNamee resigned as Chairman, President and Chief Executive Officer effective August 24, 2005 and his employment with the Company ended on August 31, 2005.
(3)	Includes club membership fees of $65,650.

(4)	Represents the fair market value of the stock bonus awarded to Mr. McNamee under the CEO Compensation Plan, such plan providing for the potential awarding of annual stock bonuses.
(5)	Consists of: (a) in 2005, payments made by the Company to Mr. McNamee under a Resignation and Release Agreement, described elsewhere in this proxy statement, specifically, a lump-sum payment of $1,500,000 (representing two times Mr. McNamee’s base salary in effect at the time of his termination), and a payment of $72,115 for his accrued but unused vacation days at the time of his termination; (b) a Company contribution under the Company’s Salary Reduction Plan, a defined benefit plan, on behalf of Mr. McNamee of $2,625 in 2005, $2,768 in 2004 and $3,000 in 2003; (c) the Company’s payment of the premium on a whole life insurance policy for Mr. McNamee of $106,155 in each of 2005, 2004 and 2003; and (d) the Company’s payment of the premium on a disability insurance policy for Mr. McNamee of $4,575 in each of 2005, 2004 and 2003.
(6)	Represents the Company’s reimbursement of costs incurred by Mr. Spenser in relocating his household from the United Kingdom to the United States.
(7)	Consists of: (a) a Company contribution under the Company’s Salary Reduction Plan on behalf of Mr. Jewett of $2,139 in 2005, $2,831 in 2004 and $3,000 in 2003; and (b) the Company’s payment of the premium on a whole life insurance policy for Mr. Jewett of $13,805 in each of 2005, 2004 and 2003.
(8)	Mr. Ross’ employment with the Company ended on February 19, 2006.
(9)	Consists of a Company contribution under the Company’s Salary Reduction Plan on behalf of Mr. Ross of $2,938 in 2005 and $2,310 in 2004.
(10)	Mr. Lash resigned as Senior Vice President, Chief Financial Officer and Treasurer and became an employee on inactive status effective September 15, 2005.
(11)	Consists of the payment made by the Company to Mr. Lash for services provided during the period of September 15, 2005 to year-end 2005 under the terms of a letter agreement described elsewhere in this proxy statement.
(12)	Consists of: (a) a Company contribution under the Company’s Salary Reduction Plan on behalf of Mr. Lash of $2,787 in 2005, $2,768 in 2004 and $3,000 in 2003; and (b) the Company’s payment of the premium on a whole life insurance policy for Mr. Lash of $34,083 in each of 2005, 2004 and 2003.
(13)	Mr. Goldberg’s employment with the Company ended on December 31, 2005.
(14)	Consists of a payment by the Company to Mr. Goldberg of the dollar value of his accrued and unused vacation days in calendar year 2005, in accordance with the terms of the Agreement and General Release described elsewhere in this proxy statement.
(15)	Consists of: (a) a Company contribution under the Company’s Salary Reduction Plan on behalf of Mr. Goldberg of $2,497 in 2005, $2,593 in 2004 and $3,000 in 2003; and (b) the Company’s payment of the premium on a whole life insurance policy for Mr. Goldberg of $11,298 in each of 2005, 2004 and 2003.

Option Grants in Last Fiscal Year

The following table provides details regarding stock options granted in 2005 to each of our Named Executive Officers. In addition, as required by the rules of the SEC, we have shown hypothetical gains or “option spreads” that would exist for their respective options. We do not have any outstanding stock appreciation rights.

Option Grants During 2005

	Individual Grants				Grant Date Value
Name	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in 2005	Exercise or Base Price ($ per share)	Expiration Date	Grant Date Present Value $ (2)
Benjamin A. Currier	0
James M. McNamee	0
John L. Spenser	75,000	29%	3.46	4/26/2015	142,500
Robert W. Jewett	0
Daniel R. Ross	30,000	12%	3.46	3/19/2006	57,000
Fred Lash	0
David J. Goldberg	0

(1)	The options reflected in this column, which were granted under the 1997 Employee Stock Option Plan (for Mr. Spenser) and the 1999 Employee Stock Option Plan (for Mr. Ross), became exercisable on December 20, 2005 when the Board voted to immediately vest all unvested options having an exercise price greater than $2.65, the closing price of the Company’s stock on the AMEX on that date.
(2)	The valuation calculations are solely for purposes of compliance with the rules and regulations promulgated under the Exchange Act, and are not intended to forecast possible future appreciation, if any, in the price of the Company’s common stock. The grant date present value for the options reflected in the table is derived by using the Black-Scholes option pricing model with the following assumptions: the average dividend yield for the year ended December 31, 2005 of 1.42%; volatility of the common stock for the year ended December 31, 2005 of 51.71%; an annualized risk-free interest rate of 4.13% and an option term of 10 years. This valuation model was not adjusted for risk of forfeiture or the vesting restrictions applicable to these options. This valuation model does not necessarily represent the fair market value of individual options. At the expiration date, the options will have no actual value unless, and only to the extent that, the price of the common stock appreciates from the grant date to the exercise date. Grant date fair value = $1.90.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth as to each of the Named Executive Officers: (a) the number of exercisable and unexercisable options held on December 31, 2005, the last day of fiscal year 2005; and (b) the value of such options at December 31, 2005 (based on the closing price of $2.55 on December 31, 2005). The number of options set forth corresponds to the number of shares to which they relate.

Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at 12/31/05 (#)		Value of Unexercised In-the-Money Options at 12/31/05($)(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Benjamin A. Currier	10,000	5,406	90,000	0	39,654	0
James M. McNamee	240,000	676,652	2,325,000	0	493,500	0
John L. Spenser	0	0	150,000	0	0	0
Robert W. Jewett	0	0	193,000	0	16,600	0
Daniel R. Ross	0	0	40,000	0	0	0
Fred Lash	120,000	338,026	465,000	0	83,000	0
David J. Goldberg	14,200	51,850	239,000	0	16,600	0

(1)	Amount represents the difference between the exercise price and the fair market value on the date of exercise, multiplied by the number of options exercised.

(2)	Amount represents the difference between the exercise price and the fair market value on December 31, 2005 ($2.55), multiplied by the number of in-the-money options exercisable and un-exercisable, respectively.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Employment Agreement with Chief Executive Officer

On January 9, 2006, the Company entered into an employment agreement, effective as of January 16, 2006 with James D. Calver (the “Calver Employment Agreement”) under which Mr. Calver is serving as the Company’s President and Chief Executive Officer. The term of the Calver Employment Agreement is for a period of two (2) years beginning January 16, 2006 and ending January 15, 2008, provided that unless either party gives not less than twelve (12) months advance notice of termination to the other, employment shall automatically continue after January 15, 2008. The Compensation Committee may review the agreement annually to determine if it continues to meet the Company’s objectives.

Under the terms of the Calver Employment Agreement, Mr. Calver is to receive the following compensation:

•	a base salary of $400,000 annually.

•	incentive compensation of up to $400,000 per year, subject to meeting certain performance goals established by the Board of Directors, except that, for the first year of employment the $400,000 in incentive compensation is guaranteed so long as Mr. Calver continues to be employed by the Company, and will be paid in four equal quarterly installments at the end of each quarter.

•	options to purchase one hundred thousand (100,000) shares of the Company’s common stock under the existing Company stock option plans. These options were granted on January 30, 2006. One-quarter of such options are exercisable after two years, and another one-quarter are exercisable after each of three, four and five years, all at $3.38 per share.

The agreement also provides for Mr. Calver’s receipt of the standard benefits available to other executive officers of the Company, including health and dental insurance, life, disability and travel accident insurance, Company contribution to a 401(k) retirement plan, and the use of an automobile leased by the Company.

Mr. Calver will also be reimbursed for his costs incurred in moving his family to Basking Ridge, New Jersey under the Company’s Relocation Assistance Program. Mr. Calver will be provided the use of the Company’s condominium in Basking Ridge, New Jersey, free of charge until he moves his family to Basking Ridge.

The Calver Employment Agreement is subject to termination as follows:

•	Either the Company or Mr. Calver may terminate the agreement, effective any time on or after January 15, 2008, by providing no less than twelve (12) months advance written notice to the other party.

•	The Company may terminate Mr. Calver’s employment for “cause,” defined as (i) any conduct by Mr. Calver involving dishonesty, fraud, forgery or theft involving the Company or Mr. Calver’s employment with the Company; (ii) continued violation of a material policy of the Company for a period of thirty (30) days after receipt of a written notice specifying the nature of such violation from the Company; (iii) Mr. Calver’s being under the influence of or in the unlawful possession of alcohol or drugs while on duty, while on Company property, while on the property of a customer, while operating a Company owned, leased, or rented vehicle, or while pursuing Company business in his privately owned vehicle; (iv) his conviction of a crime involving dishonesty or moral turpitude; (v) his material failure to perform his duties for a period of thirty (30) days after having received a written notice specifying such failure from the Company; (v) gross misconduct by Mr. Calver in connection with performance of his duties hereunder for a period of thirty (30) days after having received a written notice specifying the nature of such misconduct from the Company; or (vi) his continued material breach of any of his obligations under the agreement for a period of thirty (30) days after having received from the Company a written notice specifying the nature of such material breach.

•	The agreement shall terminate upon the death of Mr. Calver.

•	The Company may terminate the agreement upon the disability of Mr. Calver. Disability being defined as an inability of Mr. Calver to perform his duties under the agreement for an aggregate period of twelve (12) weeks in any calendar year because of physical or mental disability, with such determination being made by a physician satisfactory to both parties.

•	The agreement will automatically terminate, except for its confidentiality and non-compete provisions, if Mr. Calver’s employee retention agreement, discussed below, becomes effective.

If Mr. Calver’s employment is terminated by reason of his death or disability, or for cause, the Company’s sole obligation is to pay him any compensation otherwise payable, plus reimbursement of expenses incurred, up to the last day of employment. If the Company terminates Mr. Calver’s employment without cause at any time after January 15, 2007, the Company is obligated to continue to (i) pay Mr. Calver’s base salary and any incentive compensation to which he would otherwise be entitled, and (ii) provide all benefits in which Mr. Calver was enrolled immediately prior to the notice of termination (except as precluded by the terms of the applicable agreement or plan) for the one-year period from the date of giving notice of such termination.

Under the Calver Employment Agreement, Mr. Calver agrees to keep confidential the Company’s confidential and proprietary information, including, but not limited to, client and customer lists, revenue and profit information, and business procedures and not to disclose any confidential information to any third parties, or make use of such confidential information for his own benefit. He also agrees that, during his term of employment under the agreement and for a period of one (1) year following the termination of his employment with the Company, he will not directly or indirectly compete with the Company or its subsidiaries in the business of providing services to the insurance industry or any other services provided by the Company or its subsidiaries during the term of his employment. The geographic scope of the non-compete provision encompasses the United States and the United Kingdom.

The Calver Employment Agreement also expressly provides for the Company to enter into an employee retention agreement with Mr. Calver and the parties have done so.

Employment Agreement with John L. Spenser

The Company entered into an employment agreement with John L. Spenser on November 18, 2005 (the “Spenser Employment Agreement”), under which Mr. Spenser will continue to serve in the full-time position of Executive Vice President and Chief Operating Officer, U.S. Operations, of the Company. The term of the agreement is for a period of two (2) years beginning November 1, 2005 and ending October 31, 2007, but will automatically continue after the initial two-year term unless either party gives not less than twelve (12) months advance notice of termination to the other. The Compensation Committee may review the agreement annually to determine if it continues to meet the Company’s objectives.

Under the agreement, Mr. Spenser is to receive the following compensation:

•	an annual salary of $275,000 per year;

•	participation in a bonus program based on the performance of the Company and as recommended by the Company’s President and Chief Executive Officer to the Compensation Committee of the Board of Directors;

•	the standard benefits available to executive officers of the Company, including health insurance, 401(k) and vacation.

He is also entitled to reimbursement of expenses incurred in connection with performance of his duties, in accordance with the standard policies and procedures of the Company. In addition, Mr. Spenser is entitled to the use of a motor vehicle leased by the Company on his behalf, subject to approval by the Company’s President and Chief Executive Officer.

The employment agreement with Mr. Spenser is subject to termination as follows:

•	Either the Company or Mr. Spenser may terminate the agreement, effective any time on or after October 31, 2007, by providing no less than twelve (12) months advance written notice to the other party.

•	The Company may terminate the agreement for “cause,” defined as: (i) any conduct by Mr. Spenser involving dishonesty, fraud, forgery or theft involving the Company or his employment with the Company; (ii) Mr. Spenser’s continued violation of a material policy of the Company for a period of 30 days after receipt of a written notice specifying the nature of such violation from the Company; (iii) Mr. Spenser’s being under the influence of or in the unlawful possession of alcohol or drugs while on duty, while on Company property, while on the property of a customer, while operating a Company owned, leased or rented vehicle, or while pursuing Company business in the employee’s privately owned vehicle; (iv) Mr. Spenser’s conviction of a crime involving dishonesty or moral turpitude; (v) Mr. Spenser’s material failure to perform his duties for a period of 30 days after having received a written notice specifying such failure from the Company; (vi) gross misconduct by Mr. Spenser in connection with the performance of his duties under the agreement for a period of 30 days after having received written notice from the Company specifying the nature of such misconduct; or (vii) his continued material breach of any of his obligations under the agreement for a period of 30 days after having received written notice from the Company of such material breach.

•	The agreement shall terminate upon the death of Mr. Spenser.

•	The Company may terminate the agreement upon the disability. Disability is defined as an inability of Mr. Spenser to perform his duties under the agreement for an aggregate period of twelve (12) weeks in any calendar year because of physical or mental disability, with such determination being made by a physician satisfactory to both parties.

In addition, because Mr. Spenser is a citizen of the United Kingdom, his employment is expressly conditioned on his maintaining eligibility to work and remain in the United States. If he does not remain eligible to work in the United States the Company may terminate the agreement immediately.

In the event that Mr. Spenser’s employment is terminated by reason of his death or disability, or by the Company for cause, the Company’s sole obligation is to pay him any compensation otherwise payable and owed, plus reimbursement of expenses incurred, up to the last day of his employment.

Under the agreement, Mr. Spenser agrees to keep confidential the Company’s confidential and proprietary information, including, but not limited to, client and customer lists, revenue and profit information, and business procedures and not to disclose any confidential information to any third parties, or make use of such confidential information for his own benefit. He also agrees that during his term of employment under the agreement, and for a period of two (2) years after the termination of his employment with the Company, he will not, directly or indirectly, compete with the Company or its subsidiaries in the business of providing services to the insurance industry or any other services provided by the Company or its subsidiaries during the term of his employment. The geographic scope of the non-compete provision encompasses the United States and the United Kingdom.

Employee Retention Agreements

The Company has entered into employee retention agreements with each of the Company’s executive officers, under which each of them is entitled to certain benefits if his employment is terminated within two years of a change in control, as defined in such agreements.

Following a change in control, each executive officer is entitled to retain the same position, duties and compensation as he had prior to the change in control for a period of one or two years after the date of the change in control. If the executive officer’s employment is terminated by the Company or by the executive officer within two years of the date of the change in control (other than as a result of his death, disability or for cause as defined in the agreement), the executive officer is entitled to receive a lump sum payment in cash equal to the aggregate of:

(a)	to the extent unpaid, his highest base salary through the date of termination (as defined in the agreement);

(b)	a pro rata portion of his recent bonus (as defined in the agreement, generally to be the highest guaranteed bonus to which he was entitled during the last three full fiscal years prior to the date of the change in control);

(c)	twice the sum of his highest base salary and recent bonus; and

(d)	all amounts of compensation previously deferred (with accrued interest thereon) and unpaid and any accrued vacation pay not yet paid by the Company.

In addition, the executive officer will be entitled to receive, during the two year period after the change in control, all benefits payable to him (or his family) under welfare benefit programs (such as medical, dental, disability and life insurance programs) equivalent to those most favorable immediately preceding the date of the change in control.

In the event that the executive officer would be subject to an excise tax, then he is entitled to receive an additional payment such that after the executive officer pays such excise taxes, including any excise tax imposed on any portion of such additional payment, he will retain additional payments equal to the excise taxes imposed.

Resignation and Release Agreement with James M. McNamee

On August 24, 2005, the Company entered into a Resignation and Release Agreement with James M. McNamee, the Company’s former President and Chief Executive Officer and Board Chairman (the “McNamee Resignation Agreement”). Under the terms of the agreement, Mr. McNamee resigned as President and Chief Executive Officer, and from all other offices, of the Company, including that as a member of the Company’s Board of Directors, effective as of August 24, 2005 (the “Resignation Date”). Mr. McNamee remained a Company employee on inactive status through August 31, 2005 (the “Termination Date”).

Under the agreement, the Company has paid (or will pay) the compensation and has provided (or will provide) the benefits to Mr. McNamee provided for under certain provisions of the employment agreement, dated as of May 23, 2003, between the Company and Mr. McNamee (the “McNamee Employment Agreement”). This consists of the following:

•	payment to Mr. McNamee of (i) all accrued but unpaid base salary prior to the Termination Date, (ii) all accrued but unpaid expenses required to be reimbursed under the McNamee Employment Agreement, (iii) all compensation previously deferred, but not paid to, Mr. McNamee at the termination date, and (iv) all vacation accrued to the Termination Date;

•	payment of the cost of continued coverage of Mr. McNamee and his spouse under all medical, dental, vision and prescription drug plans in which Mr. McNamee was entitled to participate prior to his last day of employment until his death (and, with respect to his spouse, until her death, if she survives Mr. McNamee);

•	continued payment of the annual premiums of the life insurance policy with respect to Mr. McNamee under the Company’s Supplemental Executive Retirement Plan until the earlier of the date Mr. McNamee attains age 65 (i.e., in February 2010) or his death, such payments to be $106,155 per year;

•	continued coverage under all life, disability and other welfare benefit plans, programs or arrangements in which Mr. McNamee was entitled to participate immediately prior to the Termination Date, until the earlier to occur of (i) the end of the 24-month period following the Termination Date, or (ii) Mr. McNamee’s death; and

•	a lump-sum payment, paid within 60 days after the Termination Date, equal to two times Mr. McNamee’s base salary in effect immediately prior to the Termination Date (i.e., an aggregate of $1,500,000).

In addition to the compensation and other benefits described above, options exercisable for shares of the Company’s common stock held by Mr. McNamee on the Resignation Date continue to be exercisable for the one-year period following the Termination Date, in accordance with the Company’s various stock option plans and taking into consideration Mr. McNamee’s age and length of service with the Company.

Agreement and General Release with David J. Goldberg

The Company entered into an Agreement and General Release with David J. Goldberg, former Senior Vice President & Chief Sales & Marketing Officer of the Company (the “Goldberg Agreement”). The Goldberg Agreement was executed by Mr. Goldberg on December 7, 2005 and by Hooper Holmes on December 14, 2005. Under the terms of the agreement, Mr. Goldberg’s last day of employment was December 31, 2005.

Under the terms of the Agreement, the Company agreed to pay or reimburse Mr. Goldberg the following amounts:

•	Twelve (12) months’ salary in the amount of $233,000, less taxes and other lawful deductions. This payment was made on or before January 15, 2006;

•	$23,261.50, plus any taxes that would be owed by him on this amount, representing the end of the lease buyout cost of the automobile leased for him by the Company. This payment was made on or before December 31, 2005;

•	The cost of the premiums for his continued COBRA medical and dental insurance under the Company’s group insurance plans for a period of eighteen (18) months beginning on January 1, 2006 and ending on June 30, 2007, less taxes and other lawful withholdings, but only if Mr. Goldberg elected to continue to participate in the medical and dental insurance plans provided to employees by the Company;

•	The premium for his SERP life insurance for the one-year policy period from February 2006 to February 2007 (an amount estimated at Eleven Thousand Two Hundred Ninety-Eight Dollars ($11,298), such premium to be paid when due;

•	The dollar value of all of his unused vacation days in calendar 2005; and

•	Ten Thousand Dollars ($10,000.00), plus any taxes that would be owed by him on this amount, which amount is to be used by him at his sole discretion for outplacement fees or other expenses incurred to find other employment or establish another career.

Mr. Goldberg is also allowed to exercise his presently held stock options until December 31, 2006, and he was given his company-supplied laptop computer.

Severance and Release Agreement with Fred Lash

On July 16, 2005, the Company entered into a Confidential Severance and Release Agreement with Fred Lash, the Company’s former Chief Financial Officer, on July 16, 2005 (the “Lash Severance Agreement”). Under the Lash Severance Agreement, Mr. Lash resigned as Chief Financial Officer and as an officer of the Company effective September 15, 2005. Mr. Lash will remain an employee of the Company, on inactive status, for a 24-month period that began on September 16, 2005 and ends on the earlier of September 15, 2007 or his death, subject to Mr. Lash obtaining other employment (in which case his employment with the Company shall be deemed terminated as of the date of his other employment). Mr. Lash agreed to make himself reasonably available for a period of up to 90 days to transition his successor and to cooperate with the Company during the period he is an inactive employee with respect to any litigation in which he has relevant knowledge.

In consideration of his entering into the severance agreement and complying with its provisions, the Company agreed to:

•

pay Mr. Lash 24 months of pay based on an annual rate of $249,952 (whether or not he obtains other employment during the two-year period ending September 15, 2007), such pay to be paid semi-monthly in the gross amount of $10,414.69, subject to all appropriate federal and state withholding, employment taxes and wage garnishments, with such payments to be received on regular pay days for the Company’s employees. Should Mr. Lash die prior to September 15, 2006, any remaining amount payable shall be paid in a lump sum, less the value of Mr. Lash’s Company-provided life insurance policy of $50,000, within 30 days of notification of his death;

•	purchase for Mr. Lash the automobile he was leasing at the time of entering into the agreement under a GMAC “Smart Buy” retail installment sales contract, convey title to such automobile to Mr. Lash within a reasonable time after June 30, 2006, and compensate Mr. Lash for any direct tax consequences associated with this arrangement;

•	provide Mr. Lash with outplacement services up to a maximum of $10,000, and compensate Mr. Lash for any tax consequences directly associated with the outplacement reimbursement;

•	reimburse Mr. Lash for the legal fees he incurred related to the negotiation and execution of the severance agreement, up to a maximum of $10,000;

•	continue to provide all benefits available to Mr. Lash at the time of entering into the agreement, except long-term disability, for a period of six months (i.e., until March 15, 2006), and thereafter continue to maintain Mr. Lash on the Company’s health, dental and life insurance plans until September 15, 2007 (subject to earlier cessation in the event of Mr. Lash’s obtaining other employment prior to that date); and

•	make annual payments into Mr. Lash’s life insurance policy in February 2006 and February 2007 (in the approximate amount of $34,000 each year), assuming the policy remains in existence and is not terminated by Mr. Lash or upon his death.

Under the Lash Severance Agreement, Mr. Lash has agreed that, for a period of two years following September 15, 2005, he will not provide any services, in any capacity, to any company, entity or other organization that provides the same services as the Company. He has also agreed to hold confidential all non-public financial and other confidential or proprietary information of the Company.

On September 14, 2005, the Company and Mr. Lash entered into a letter agreement under which Mr. Lash agreed to make his services available to the Company from September 15, 2005 through the year-end, in consideration of the Company’s payment to him of an additional $60,000. On February 10, 2006, the Company and Mr. Lash entered into a consulting agreement under which Mr. Lash agreed to provide consulting services at the request of the Company’s acting Chief Financial Officer in connection with the Company’s year-end 2005 financial reporting and related analysis. The term of the consulting agreement commenced on February 10, 2006 and ended on March 31, 2006. Mr. Lash was paid a consulting fee of $150 per hour (or an aggregate of $2,925) for his services under the consulting agreement.

Benefit Plans

401(k) Plan

Under the Company’s 401(k) plan, employees eligible to participate in the plan (i.e., those with at least one year of service of greater than 1,000 hours of employment), may, in general, contribute up to $14,000 of their eligible pay on a “pre-tax” basis. Highly compensated employees (i.e., those with wages in excess of $90,000 per year) may presently contribute up to approximately 5% of their eligible pay on a pre-tax basis. Hooper Holmes matches 25% of the first 10% of a plan participant’s pre-tax contribution.

Report of the Compensation Committee

This report is submitted by the Compensation Committee of the Board of Directors, which is currently comprised of Dr. Elaine L. Rigolosi, Chair, Dr. Leslie Hudson and Kenneth R. Rossano, each of whom is a non-employee director of the Company.

The Compensation Committee of the Board operates in accordance with a charter that gives the Compensation Committee responsibility with respect to the compensation and benefits of the Company’s senior executives. In that regard, the Compensation Committee’s specific responsibilities include:

•	reviewing and approving the corporate goals and objectives relevant to the compensation of the Company’s Chief Executive Officer (CEO);

•	evaluating the CEO’s performance in light of those goals and objectives, and making recommendations to the full Board with respect to the level of the CEO’s compensation based on that evaluation;

•	periodically reviewing the CEO’s recommendations regarding compensation for senior management and determining the levels of compensation based on such review; and

•	overseeing the administration of the Company’s compensation plans.

General Compensation Philosophy

The Company’s executive compensation programs are designed to enable the Company to attract, retain and motivate the Company’s executive officers. The Compensation Committee’s general compensation philosophy is that total cash compensation should vary with the Company’s performance in attaining financial and non-financial objectives and that any long-term incentive compensation should be closely aligned with the interests of shareholders. Cash compensation consists of an executive officer’s base salary and the potential for a cash bonus based on the achievement of certain financial and non-financial goals. Long-term incentive compensation is realized primarily through the granting of stock options.

The Compensation Committee initiated a process in the latter part of 2005 to create a greater degree of linkage between the Company’s performance and the compensation of its executive officers. The Company engaged an outside consulting firm to assist in the development of a compensation strategy and provide recommendations for change in the Company’s existing practices, as appropriate. This process has continued in 2006, with the Company’s current Chief Executive Officer, James D. Calver, taking an active role in the ongoing discussions.

Setting Executive Compensation in 2005

Base Salary. The Compensation Committee reviewed the history of the compensation package for each of the Company’s executive officers, as well as the proposals made by the Chief Executive Officer with respect to the compensation of each of the executive officers other than the Chief Executive Officer himself. Such information was reviewed in conjunction with information as to the Company’s historical financial performance, including metrics such as the Company’s net income, profit margin, earnings per share, return on capital and return on shareholders’ equity over a period of several years. Increases in base salary were governed primarily by three factors: merit (i.e., individual and Company performance), parity within the executive officer ranks, and promotions (to reflect increases in responsibility).

In 2005, the Compensation Committee determined to approve modest increases in the base salaries of certain of the Company’s executive officers. In the case of the Company’s former Chief Executive Officer, James McNamee, his base salary was stipulated in his employment agreement entered into in 2003. The Compensation Committee determined not to make an adjustment to that base salary. The decisions with respect to the base salaries of the Company’s executive officers reflected the Compensation Committee’s consideration of the Company’s decline in financial performance in 2003 and 2004.

Cash Bonus and Other Incentive Compensation. To reward performance, the Company provides its executive officers with the opportunity to receive additional compensation in the form of a cash bonus and/or stock-based incentive compensation. In 2005, the Compensation Committee, taking into consideration the Company’s declining financial performance, determined not to award a cash bonus to any of the Company’s executive officers. The Compensation Committee awarded grants of stock options to two of the Company’s executive officers: John L. Spenser and Daniel R. Ross. In Mr. Spenser’s case, the award was prompted by his promotion and assumption of additional responsibilities. See the discussion below under “Appointment of Executive Vice President and Chief Operating

Officer, U.S. Operations.” In Mr. Ross’ case, the option award reflected his status as General Manager of the Claims Evaluation Division and similar awards made to other of the Company’s executive officers upon promotion to comparable positions within the Company. The Compensation Committee did not award any other stock-based incentive compensation to the Company’s executive officers. However, the committee approved the distribution of options exercisable for up to 150,000 shares of the Company’s common stock to members of the management team of Medicals Direct Group, at the discretion of Messrs. McNamee and Spenser.

Chief Executive Officer Compensation

The 2005 annual base salary paid to Mr. McNamee, who served as Chairman of the Board and President and Chief Executive Officer of the Company in 2005 until his resignation, which was effective August 24, 2005, was determined by the terms of his employment agreement, entered into in May 2003. Similarly, the compensation and benefits he received (or will receive) under the terms of his Resignation and Release Agreement, described elsewhere in this proxy statement, were largely dictated by the terms of his employment agreement.

On August 24, 2005, the Board appointed Benjamin A. Currier as interim Chief Executive Officer. On September 29, 2005, the members of the Board other than Mr. Currier, upon the Compensation Committee’s recommendation, determined that Mr. Currier should receive compensation for his service as interim Chief Executive Officer at an annual rate of $500,000. The Board also determined that Mr. Currier would continue to receive fees payable to non-employee directors, including a $30,000 annual retainer for serving as the chair of the Board. The Compensation Committee recommended this compensation arrangement after taking into consideration the challenges facing the Company and the Interim Chief Executive Officer. Mr. Currier served as interim Chief Executive Officer until January 16, 2006, when James D. Calver became our Chief Executive Officer. Mr. Currier received an aggregate amount of $174,359 for his service as interim Chief Executive Officer in 2005.

Appointment of Executive Vice President and Chief Operating Officer, U.S. Operations

On May 23, 2005, John L. Spenser was appointed as an Executive Vice President and Chief Operating Officer, U.S. Operations. In contemplation of this appointment, the Compensation Committee determined to award Mr. Spenser options exercisable for 75,000 shares of the Company’s common stock and to increase his annual salary to $275,000. In determining Mr. Spenser’s annual salary, the Compensation Committee considered the recommendation of Mr. McNamee, the then Chief Executive Officer of the Company, that Mr. Spenser’s salary be made more in line with the Company’s other senior officers and the more expansive role Mr. Spenser would fill with respect to the Company’s U.S. operations. The terms of the employment agreement the Company entered into with Mr. Spenser, are summarized elsewhere in this proxy statement.

Dr. Elaine L. Rigolosi, Chair

Dr. Leslie Hudson

Kenneth R. Rossano

Performance Measurement Comparison

The following graph compares the yearly change in the cumulative total shareholder return of an investment of $100 in cash on January 1, 2000 in the Company’s common stock with the cumulative return on the S&P 500 Index and the Russell 2000 Index. All values are calculated as of December 31 of each year, and assume reinvestment of the full amount of all dividends and no payment of brokerage or other commissions or fees. Past performance is not necessarily indicative of future performance.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee as of the 2005 fiscal year end were Dr. Elaine L. Rigolosi, Dr. Leslie Hudson and Kenneth R. Rossano. None of the members of the committee during fiscal 2005 had at any time been an officer or employee of the Company or any of its subsidiaries, other than Benjamin A. Currier, who served as Interim Chief Executive Officer from August 2005 through year-end. He ceased to be a member of the Compensation

Committee concurrent with his appointment as interim Chief Executive Officer. No executive officer of the Company served as a member of the compensation committee or board of directors of any other entity which had an executive officer serving as a member of the Company’s Board or Compensation Committee during fiscal 2005.

ITEM 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information relating to Hooper Holmes’ equity compensation plans as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	9,533,125		$5.75	2,581,375	(2)
Equity compensation plans not approved by security holders	0	(3)	N/A	0

(1)	As of December 31, 2005, the 2004 Employee Stock Purchase Plan, the 2002 Employee Stock Option Plan, the 1999 Employee Stock Option Plan, the 1997 Employee Stock Option Plan and the 1997 Director Option Plan were the five equity compensation plans of Hooper Holmes that were in effect and under which Hooper Holmes may make future awards. In addition, options to purchase common stock remain outstanding as of that date under three equity compensation plans: the 1997 CEO Option Plan, the 1992 Stock Option Plan and the 1994 Stock Option Plan.
(2)	Includes 2,000,000 shares available for future issuance under the 2004 Employee Stock Purchase Plan and 100,000 shares available for future issuance under the 1997 Director Option Plan.
(3)	On January 28, 2003, the Board awarded each non-employee director 15,000 shares of the Company’s common stock as additional Board compensation. Each non-employee director received 5,000 of these shares on January 31, 2003, 2004 and 2005. No additional shares will be awarded to non-employee directors.

Information contained under the captions “Equity Compensation Plan Information” and “Common Stock Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for the annual meeting of shareholders to be held on May 23, 2006 is incorporated herein by reference.

Common Stock Ownership of Certain Beneficial Owners and Management

The table below sets forth information available to the Company as of April 7, 2006, regarding the beneficial ownership of the Company’s common stock by (i) each person known by the Company to beneficially own more than five percent (5%) of the outstanding shares of common stock, (ii) each of the Company’s directors, (iii) the Chief Executive Officer and the other current and former executive officers named in the Summary Compensation Table included elsewhere in this proxy statement (the “Named Executive Officers”) and (iv) all current executive officers and directors of the Company as a group.

The information in the table has been presented in accordance with SEC rules and is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC’s rules, a person is deemed to own beneficially all securities as to which that person owns or shares voting or investment power, as well as all securities which such person may acquire within 60 days through the exercise of currently available conversion rights or options. If two or more persons share voting or investment power with respect to specific securities, all of such persons may be deemed to be the beneficial owners of such securities. Information with respect to persons other than the holders listed in the table below that share beneficial ownership with respect to the securities shown is set forth in the footnotes to the table.

Unless otherwise indicated, the address for each director or executive officer of the Company listed in the table is 170 Mt. Airy Road, Basking Ridge, New Jersey 07920.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock
Royce & Associates, LLC	8,102,593	(1)	12.3%
1414 Avenue of the Americas
New York, NY 10019
Dimensional Fund Advisors Inc.	5,420,548	(2)	8.2%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401
Wells Fargo & Company	5,027,560	(3)	7.6%
420 Montgomery Street
San Francisco, CA 94104
Putnam, LLC d/b/a Putnam Investments	4,378,120	(4)	6.6%
One Post Office Square
Boston, Massachusetts 02109
Barclays Global Investors, NA	3,305,343	(5)	5.0%
45 Fremont Street
San Francisco, CA 94105
James M. McNamee	3,155,613	(6)	4.6%
c/o Dillon, Bitar & Luther, L.L.C.
53 Maple Avenue
Morristown, NJ 07960
Benjamin A. Currier	136,721	(7)	*
Dr. Leslie Hudson	25,000	(7)	*
Quentin J. Kennedy	253,000	(7)	*
Paul W. Kolacki	32,400	(7),(8)	*
Roy E. Lowrance	25,000	(7)	*
Dr. Elaine L. Rigolosi	183,400	(7),(9)	*
Kennth R. Rossano	1,754,424	(7),(10)	2.6%
G. Earle Wight	433,004	(7),(11)	*
John L. Spenser	150,000	(7)	*
Robert W. Jewett	194,000	(7),(12)	*
David J. Goldberg	29,466	(13)	*
Fred Lash	31,936	(14)	*
Daniel R. Ross	5,000	(15)	*
All current executive officers and directors as a group (13 persons)(16)	3,432,429		5.1%

(1)	Royce & Associates, LLC filed an amended Schedule 13G on January 25, 2006, disclosing that it has sole voting power and sole dispositive power with respect to all of these shares.
(2)	Dimensional Fund Advisors Inc. filed a Schedule 13G on February 6, 2006, disclosing that it has sole voting power and sole dispositive power with respect to all of these shares, but disclaims any beneficial interest in such shares.

(3)	Wells Fargo & Company filed a Schedule 13G, on behalf of itself and certain of its subsidiaries (specifically, Wells Capital Management Incorporated, Wells Fargo Funds Management, LLC and Wells Fargo Bank, National Association), on March 6, 2006, disclosing that Wells Capital Management Incorporated has sole voting power with respect to 2,651,300 shares and sole dispositive power with respect to 4,968,860 shares.
(4)	Putnam, LLC d/b/a Putnam Investments, a wholly-owned subsidiary of Marsh & McLennan Companies, Inc., filed a Schedule 13G on February 10, 2006, disclosing that Putnam, LLC, through two of its subsidiaries, Putnam Investment Management, LLC and The Putnam Advisory Company, LLC, beneficially owned an aggregate of 4,378,120 shares of our common stock, representing 6.6% of the total number of shares of common stock outstanding. The Schedule 13G indicates that Putnam Investment Management, LLC has shared dispositive power with respect to 2,781,200 shares, and that The Putnam Advisory Company, LLC has shared voting power with respect to 937,190 shares and shared dispositive power with respect to 1,596,920 shares.
(5)	Barclays Global Investors, NA, Barclays Global Fund Advisors, Barclays Global Investors, Ltd. and Barclays Global Investors Japan Trust and Banking Limited filed a Schedule 13G on January 26, 2006, disclosing that they beneficially owned an aggregate of 3,305,343 shares of our common stock, representing 5.02% of the total number of shares of common stock outstanding. The Schedule 13G indicates that Barclays Global Investors, NA has sole voting power with respect to 1,451,481 shares and sole dispositive power with respect to 1,694,300 shares, and that Barclays Global Fund Advisors has sole voting power and sole dispositive power with respect to 1,611,043 shares. The Schedule 13G indicates that these shares are being held in trust accounts for the economic benefit of the beneficiaries of those accounts.
(6)	Mr. McNamee, the Company’s former Chairman of the Board and Chief Executive Officer, filed an amended Schedule 13G on December 6, 2005, disclosing that as of December 1, 2005 he beneficially owned 3,155,613 shares of our common stock, representing 4.6% of the total number of shares of common stock outstanding. The amended Schedule 13G indicates that Mr. McNamee has sole voting and sole dispositive power with respect to 1,800,000 shares (representing shares underlying options that, as of December 1, 2005, were currently exercisable or would become exercisable within 60 days of that date), and shared voting power and shared dispositive power with respect to 1,355,613 shares (of which 1,280,733 were held by Mr. McNamee and his spouse, Patricia, as joint tenants and 74,880 shares were held by his spouse)
(7)	Includes shares which certain of our current executive officers and directors have the right to acquire within 60 days after April 7, 2006 upon exercise of outstanding options as follows:

Name of Executive Officer/Director	Number of Shares
Robert W. Jewett	193,000
Joseph A. Marone, Jr.	226,000
John L. Spenser	150,000
Benjamin A. Currier	90,000
Dr. Leslie Hudson	25,000
Quentin J. Kennedy	200,000
Paul W. Kolacki	25,000
Roy E. Lowrance	25,000
Dr. Elaine L. Rigolosi	160,000
Kenneth R. Rossano	150,000
G. Earle Wight	25,000

(8)	Includes 7,400 shares held by Mr. Kolacki and his spouse, Sandra, as joint tenants.
(9)	Includes 3,600 shares held by Dr. Rigolosi’s spouse, Robert.
(10)	Includes 479,648 shares held by Mr. Rossano’s spouse, Cynthia, 967,680 shares held by The Cynthia W. Rossano 1991 Trust, of which Mr. and Mrs. Rossano are trustees with sole voting power and sole dispositive power and 78,248 shares held by the Kenneth Rossano 1991 Trust, of which Mr. Rossano is a trustee with sole voting power and sole dispositive power.

(11)	Includes 345,460 shares held by 874367 Ontario, Inc., a corporation of which Mr. Wight and his spouse, Sonia, are the controlling shareholders.
(12)	Includes 1,000 shares held by Mr. Jewett and his spouse, Sheila, as joint tenants.
(13)	Mr. Goldberg’s employment with the Company ended on December 31, 2005. The number of shares is as of that date. Mr. Goldberg’s address is 53 Madison Avenue, Flemington, NJ 08822.
(14)	Mr. Lash resigned as Senior Vice President, Chief Financial Officer and Treasurer and became an inactive employee on September 15, 2005. The number of shares is as of that date, and includes 2,400 shares held by Mr. Lash and his spouse, Suzanne, as joint tenants. Mr. Lash’s address is 14 Mirador Court, Denville, NJ 07834.
(15)	Mr. Ross’ employment with the Company ended on February 19, 2006. The number of shares is as of that date, and includes 5,000 shares held by Mr. Ross and his spouse, Tamara, as joint tenants. Mr. Ross’ address is Three Stuyvesant Avenue, Rye, NY 10580.
(16)	Includes shares which current executive officers and directors have the right to acquire within 60 days after April 7, 2006 upon exercise of outstanding options.

ITEM 13 Certain Relationships and Related Transactions

Messrs. G. Earle Wight and Kenneth R. Rossano, directors of the Company, are brothers-in-law.

Mr. Spenser was the owner of Douglas Consulting, Ltd., a United Kingdom corporation that performed information technology consulting services for Medicals Direct Group, Ltd., a Company subsidiary, from 1997 until April 2005. The aggregate fees paid to Douglas Consulting, Ltd. in 2005 were approximately $80,000.

ITEM 14 Principal Accountant Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

The following table presents the fees paid or accrued for audit and other services rendered by KPMG LLP for 2005 and 2004.

	Fiscal Year Ended December 31, 2005	Fiscal Year Ended December 31, 2004
Audit Fees(1)	$1,257,000	$860,000
Audit-Related Fees(2)	$15,000	$34,000
Total Audit and Audit-Related Fees	$1,272,000	$894,000
Tax Fees(3)	$214,000	$142,000
All Other Fees(4)	$98,000	$179,000
Total Fees	$1,584,000	$1,215,000

(1)	Audit fees in each of 2005 and 2004 include the worldwide integrated audit (including the U.S. and U.K.) of the Company’s consolidated financial statements and audit of internal control over financial reporting, reviews of quarterly financial statements, and separate statutory audits in the U.K.

(2)	Audit-related fees in 2005 consist of employee benefit plan audits. Audit-related fees in 2004 consist principally of employee benefit plan audits, and also include consultations and assistance in the preparation for the audit of internal control over financial reporting.
(3)	Tax fees in each of 2005 and 2004 consist of fees for tax compliance and related advisory services.

(3)	All other fees in 2005 represent fees in connection with acquisition due diligence. All other fees in 2004 represent fees in connection with the Audit Committee investigation, initiated in August 2004, into asserted violations of the Company’s Code of Conduct and Ethics and breaches of fiduciary duty by the Company’s then President and Chief Executive Officer.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee, in accordance with its charter, reviews and pre-approves all audit and permissible non-audit services provided by KPMG LLP, the Company’s independent registered public accounting firm, and the related fees, prior to the Company’s engagement of KPMG LLP to provide such services. By resolution of the committee, the Chair of the committee may approve dollar amounts in excess of the fees established in such resolution(s), subject to ratification by the full committee at its next regular meeting. At subsequent Audit Committee meetings, the Audit Committee receives updates on services being provided by the independent registered public accounting firm, and management may present additional services for approval. All services being provided by the independent registered public accounting firm are regularly reviewed. For 2005, all audit and non-audit services provided by KPMG LLP were approved in advance by the Audit Committee.

ITEM 15 Exhibits and Financial Statement Schedules

(a)	(1)	The following financial statements and independent auditors’ report are included in the Registrant’s 2005 Annual Report to Shareholders.
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets —
December 31, 2005 and 2004
Consolidated Statements of Operations —
Years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity —
Years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows —
Years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

	(2)	The following financial statement Schedules are included in the report:

Schedule II – Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

	(3)	Exhibits included herein

(b)		EXHIBIT

3.1	Restated Certificate of Incorporation of Hooper Holmes, Inc., as amended (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of Hooper Holmes, Inc. (2)

3.3	Bylaws of Hooper Holmes, Inc., as amended (3)

4.1	Rights Agreement between Hooper Holmes, Inc. and First City Transfer Company (4)

4.2	Amendment to Rights Agreement (5)

10.1	Employment Agreement by and between Hooper Holmes, Inc., and James D. Calver(6)

10.2	Form of Indemnification Agreement (7)

10.3	Hooper Holmes, Inc. 1992 Stock Option Plan as amended (8)

10.4	Employee Retention Agreement by and between Hooper Holmes, Inc. and James D. Calver (9)

10.5	Hooper Holmes, Inc. 1994 Stock Option Plan (10)

10.6	Amended and Restated Revolving Credit and Term Loan Agreement between Hooper Holmes, Inc. and First Union National Bank and Fleet Bank, N.A. (11)

10.7	CEO Stock Option Agreement (12)

10.8	1997 Stock Option Plan (13)

10.9	1997 Director Option Plan (14)

10.10	Employee Retention Agreement by and between Hooper Holmes, Inc. and Executive Officers of Hooper Holmes, Inc. (15)

10.11	1999 Stock Option Plan (16)

10.12	2002 Stock Option Plan (17)

10.13	Amendment to Amended and Restated Credit Agreement (Second) Between Hooper Holmes, Inc. and Wachovia Bank, National Association, Fleet National Bank and Brown Brothers Harriman & Co. (18)

10.14	Stock Purchase Plan (2004) of Hooper Holmes, Inc. (19)

10.15	Agreement and General Release by and between Hooper Holmes, Inc. and Alexander Warren(20)

10.16	Agreement and General Release by and between Hooper Holmes, Inc. and Raymond A. Sinclair(21)

10.17	Employee Retention Agreement by and between Hooper Holmes, Inc. and John L. Spenser (22)

10.18	Severance and Release Agreement by and between Hooper Holmes, Inc. and Fred Lash (23)

10.19	Resignation and Release Agreement by and between Hooper Holmes, Inc. and James M. McNamee (24)

10.20	Letter Agreement by and between Hooper Holmes, Inc. and Fred Lash (25)

10.21	Employment Agreement by and between Hooper Holmes, Inc. and John L. Spenser (26)

10.22	Agreement and General Release by and between Hooper Holmes, Inc. and David J. Goldberg (27)

14	Hooper Holmes, Inc. Code of Conduct (28)

21	Subsidiaries of Hooper Holmes, Inc.

23	Consent of Independent Registered Public Accounting Firm

24	Power of attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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
(6) Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 13, 2006.
(7) Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
(8) Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(9) Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 13, 2006.
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
(16) Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(17) Incorporated by reference to Attachment to the Company’s Proxy Statement for the Annual Meeting of Shareholders held on May 21, 2002.
(18) Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(19) Incorporated by reference to Attachment to the Company’s Proxy Statement for the Annual Meeting of Shareholders held on May 20, 2003.

(20) Incorporated by reference to the Company’s Current Report on Form 8-K dated March 18, 2005

(21) Incorporated by reference to the Company’s Current Report on Form 8-K dated May 5, 2005

(22) Incorporated by reference to the Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 24, 2005

(23) Incorporated by reference to the Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 19, 2005

(24) Incorporated by reference to the Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 30, 2005

(25) Incorporated by reference to the Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 20, 2005

(26) Incorporated by reference to the Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 22, 2005

(27) Incorporated by reference to the Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 15, 2005

(28) Incorporated by reference to the Exhibit 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003

Schedule II

Hooper Holmes, Inc and Subsidiaries

Valuation and Qualifying Accounts

For the Three Years Ended December 31, 2005

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Other Adjustments (2)	Balance at End of Period
Year ended December 31, 2005
Reserves and allowances
Accounts receivable allowance	$2,235	$787	$(500)	$(47)	$2,475

Year ended December 31, 2004
Reserves and allowances
Accounts receivable allowance	$1,563	$174	$(139)	$637	$2,235

Year ended December 31, 2003
Reserves and allowances
Accounts receivable allowance	$1,237	$28	$154	$144	$1,563

(1)	Represents accounts receivable write-offs, net of recoveries.
(2)	Primarily relates to acquisitions and foreign currency.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly -authorized.

HOOPER HOLMES, INC. (Registrant)

/s/ James D. Calver
By:	James D. Calver
Chief Executive Officer

Date:	May 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ James D. Calver		Date: May 1, 2006
James D. Calver	Chief Executive Officer

Date: May 1, 2006
* Benjamin A. Currier	Director

Date: May 1, 2006
* Quentin J. Kennedy	Director

Date: May 1, 2006
* Kenneth R. Rossano	Director

Date: May 1, 2006
* Elaine Rigolosi	Director

Date: May 1, 2006
* Leslie Hudson	Director

Date: May 1, 2006
* Roy E. Lowrance	Director

Date: May 1, 2006
* Paul W. Kolacki	Director

Date: May 1, 2006
* G. Earle Wight	Director

/s/ Joseph A. Marone		Date: May 1, 2006
Joseph A. Marone	V.P., Acting Chief Financial Officer

*	James D. Calver, by signing his name hereto, does hereby sign this report for the persons before -whose printed name an asterisk appears, pursuant to the power of attorney duly executed by such person and filed as Exhibit 24 hereto with the Securities and Exchange Commission.

/s/ James D. Calver
James D. Calver

Leadership Information

Directors

Benjamin A. Currier

Retired. Formerly Senior Vice President, Security Life of Denver Ins. Co. — ING/Barings

Mr. Currier, age 72, served as Interim Chief Executive Officer of the Company from August 2005 until January 2006 and as Lead Director from September 2004 until August 2005. He was Senior Vice President of Operations for Security Life of Denver Insurance Company, a subsidiary of ING/Barings, in Denver, Colorado prior to his retirement in 1997. He has been a director of the Company since 1996, and he is Chairman of the Board and Chair of the Governance and Nominating Committee. (Term expires at the Annual Meeting in 2008.)

Dr. Leslie Hudson

President & CEO, DOV Pharmaceutical Company

Dr. Hudson, age 59, has been President and CEO of DOV Pharmaceutical Company since July 2005. He was the Vice Provost for Strategic Initiatives at the University of Pennsylvania from July 2003 until June 2005. Dr. Hudson was Group Vice President and General Manager of Ophthalmology for Pharmacia from 1995 until 2003. Dr. Hudson has been a director of the Company since March 2, 2005 and serves on the Compensation Committee. Dr. Hudson has notified the Company that he intends to step down as a director following the Annual Meeting of Shareholders in 2006. (Term expires at the Annual Meeting in 2008.)

Quentin J. Kennedy

Retired. Formerly Executive Vice President, Secretary and Director, Federal Paper Board Company

Mr. Kennedy, age 72, was Executive Vice President, Secretary, Treasurer and Director of Federal Paper Board Company in Montvale, New Jersey until his retirement in 1996. He had served in various executive positions with Federal Paper Board since 1960. Mr. Kennedy has been a director of the Company since 1991. He is the Chair of the Audit Committee and a member of the Governance and Nominating Committee. (Term expires at the Annual Meeting in 2006.)

Roy E. Lowrance

Chief Technology Officer, Reuters

Mr. Lowrance, age 55, has served as the Chief Technology Officer for Reuters since February 2006. He was the Chief Technology Officer and Chief Architect for Capital One Financial Corporation from 2002 through 2005. From 2000 to 2002, Mr. Lowrance served as a vice president, director and partner of Boston Consulting Group. Mr. Lowrance has been a director of the Company since March 2, 2005 and serves on the Audit Committee. (Term expires at the Annual Meeting in 2006.)

James D. Calver

Chief Executive Officer & President

Mr. Calver, age 39, has served as Chief Executive Officer, President and a director of the Company since January 2006. From March 2004 to 2005, he served as Senior Vice President and Chief Marketing Officer of Human Resources and Investor Solutions for Mellon Financial Corporation. From August 2002 to March 2004 Mr. Calver was Vice President of Consulting and Benchmarking at Gartner, Inc. and from April 2001 to August 2002 he was President and CEO of XOSOFT. Mr. Calver is a member of the Strategic Oversight Committee (Term expires at the Annual Meeting in 2007.)

Dr. Elaine L. Rigolosi

Professor of Education Department of Organization and Leadership, Teachers College, Columbia University

Dr. Rigolosi, Ed.D, J.D., age 61, is Professor of Education in the Department of Organization and Leadership at Teachers College, Columbia University. She has been associated with Columbia University since 1976, and has maintained a private consulting practice in management for health care organizations since 1974. Dr. Rigolosi has been a director of the Company since 1989, and she is the Chair of the Compensation Committee and a member of the Audit Committee and the Governance and Nominating Committee. (Term expires at the Annual Meeting in 2008.)

Directors

Kenneth R. Rossano

Private Investor. Formerly Senior Vice President, Cassidy & Associates

Mr. Rossano, age 71, is a private investor and consultant to Cassidy & Associates and to Korn Ferry International in Boston, MA. From 1992 to 1999, he was Senior Vice President, Cassidy & Associates in Boston, Massachusetts. He has been a director of the Company since 1967, and is a member of the Strategic Oversight Committee and the Compensation Committee. Mr. Rossano is also a director of Active International, Inc. and Chairman of Gibbs College located in Boston, Massachusetts. (Term expires at the Annual Meeting in 2007.)

G. Earle Wight

Retired, Formerly Senior Vice President, Hooper Holmes, Inc.

Mr. Wight, age 72, was Senior Vice President of the Company from 1985 until his retirement in 2002, and has been a director of the Company since 1966. Mr. Wight is Chair of the Strategic Oversight Committee. (Term expires at the Annual Meeting in 2007.)

Paul W. Kolacki

Retired, Formerly, Executive Vice President and COO, Hooper Holmes, Inc.

Mr. Kolacki, age 64, was Executive Vice President and Chief Operating Officer of the Company prior to his retirement in March 2000. He has been a paid consultant to the Company since his retirement. Mr. Kolacki became a director of the Company on August 24, 2005 and is a member of the Strategic Oversight Committee. (Term expires at the Annual Meeting in 2006)

Officers

James D. Calver

Chief Executive Officer and President

John L. Spenser

Executive Vice President and Chief Operating Officer

Robert William Jewett

Senior Vice President, General Counsel and Secretary

Joseph A. Marone

Vice President, Acting Chief Financial Officer