Form 10-Q
period 2006-03-31
HOOPER HOLMES INC
filed 2006-06-30
CIK 741815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 0-9972

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12B-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding on the Registrant’s common stock as of May 31, 2006 were:

Common Stock, $.04 par value – 66,312,279 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES

Hooper Holmes, Inc.

Consolidated Balance Sheets

(unaudited)

(In thousands, except share data)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$5,425	$11,683
Marketable securities	287	383

Accounts receivable, net	47,902	44,503
Deferred income taxes	1,351	1,295

Income tax receivable	7,509	5,612

Other current assets	5,573	4,906

Total current assets	68,047	68,382

Property, plant and equipment, at cost	42,152	40,563
Less: Accumulated depreciation and amortization	27,979	27,085

Property, plant and equipment, net	14,173	13,478
Goodwill	41,517	40,038

Intangible assets, net	11,535	12,203

Deferred income taxes	29,397	30,269
Other assets	402	342

Total assets	$165,071	$164,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$1,000

Accounts payable	17,037	16,087

Accrued expenses	19,046	17,523

Total current liabilities	36,083	34,610

Other long-term liabilities	1,164	1,200

Commitments and Contingencies
Stockholders’ equity:

Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 67,499,074 as of March 31, 2006 and December 31, 2005	2,700	2,700

Additional paid-in capital	121,088	121,278

Accumulated other comprehensive income	516	354
Retained earnings	13,223	14,574

	137,527	138,906
Less: Treasury stock, at cost 1,288,795 shares and 1,328,795 shares as of March 31, 2006 and December 31, 2005, respectively	9,703	10,004

Total stockholders’ equity	127,824	128,902

Total liabilities and stockholders’ equity	$165,071	$164,712

See accompanying notes to unaudited consolidated financial statements.

Hooper Holmes, Inc.

Consolidated Statements of Operations

(unaudited)

(in thousands, except share data)

	Three Months Ended March 31,
	2006	2005 (Restated)
Revenues	$76,802	82,029
Cost of operations	58,309	58,872

Gross profit	18,493	23,157

Selling, general and administrative expenses	19,352	18,487
Restructuring and other charges	1,269	1,041

Operating income (loss)	(2,128)	3,629

Other income (expense)
Interest expense	(88)	(180)
Interest income	38	47
Other expense, net	(116)	(95)

	(166)	(228)

Income (loss) before income taxes	(2,294)	3,401

Income tax (benefit) provision	(943)	1,369

Net income (loss)	$(1,351)	$2,032

Earnings/(loss) per share:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03
Weighted average shares - basic	66,196,745	65,238,859
Weighted average shares - diluted	66,196,745	66,455,731

See accompanying notes to unaudited consolidated financial statements.

Hooper Holmes, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three months ended March 31,
	2006	2005 (Restated)
Cash flows from operating activities:
Net income (loss)	$(1,351)	$2,032

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	898	967
Amortization expense	735	1,211
Provision for bad debt expense	78	15
Deferred income taxes	820	(174)
Net realized gain on marketable securities available for sale	—	9
FAS 123R compensation expense for stock options	7	—
Issuance of director’s stock awards	—	151
Loss on sale of fixed assets	49	29
Change in assets and liabilities, net of effect from acquisition of business:
Accounts receivable	(3,092)	(6,874)
Other assets	(657)	(33)
Income tax receivable	(1,897)	—
Accounts payable and accrued expenses	1,957	703

Net cash used in operating activities	(2,453)	(1,964)

Cash flows from investing activities:
Purchases of marketable securities	—	(1,108)
Redemptions of marketable securities	97	1,812
Business acquisitions, net of cash acquired	(1,413)	(925)
Capital expenditures	(1,627)	(719)

Net cash used in investing activities	(2,943)	(940)

Cash flows from financing activities:
Principal payments on long-term debt	(1,000)	(1,000)
Proceeds related to the exercise of stock options	81	24

Excess tax benefits from stock option exercises	23	—
Dividends paid	—	(979)

Net cash used in financing activities	(896)	(1,955)

Effect of exchange rate changes on cash	34	(147)

Net decrease in cash and cash equivalents	(6,258)	(5,006)
Cash and cash equivalents at beginning of period	11,683	16,973

Cash and cash equivalents at end of period	$5,425	$11,967

Supplemental disclosure of non-cash investing activity:
Change in net unrealized gain on marketable securities	$1	$10
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$25	$72
Income taxes	$129	$397

See accompanying notes to the unaudited consolidated financial statements

HOOPER HOLMES, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2006

(unaudited)

(in thousands, except share data, unless otherwise noted)

Note 1: Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted pursuant to such rules and regulations. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2005 annual report on Form 10-K.

Financial statements prepared in accordance with U.S. GAAP require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and other disclosures. The financial information included herein is unaudited however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of the management of Hooper Holmes, Inc. (the “Company”), necessary for a fair statement of results for the interim periods presented.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Certain reclassifications have been made to the prior year’s financial statements in order to conform to the current year’s presentation.

Note 2: Restatement of Financial Statements

As previously reported in the Company’s 2005 annual report on Form 10-K, the Company restated its previously reported consolidated financial statements for the year ended December 31, 2004 (and the four quarterly periods of 2004), and the first three quarterly periods of 2005.

As a result of the restatement, originally reported net income for the three months ended March 31, 2005 was reduced by $344 ($0.01 per diluted share).

The following discussion describes the nature and impact of the restatement items on the March 31, 2005 relevant financial statement captions.

(a) Revenue Recognition

During the three months ended March 31, 2005, the Company incorrectly recorded certain revenue transactions as follows:

The Company recognized revenue related to medical information gathering services that are used by lawyers in connection with legal disputes at the time the services were rendered, although payment for the services is contingent upon the successful outcome of the lawsuit. An adjustment of $72 to reduce revenue and accounts receivable was recorded as of and for the three months ended March 31, 2005, to reverse revenue for services where the contingency had not been resolved.

The Company over-billed two clients for certain expenses, namely postage expenses, as a result of a clerical error. An adjustment of $208 was recorded to reduce revenue and accounts receivable as of and for the three months ended March 31, 2005 to correct the over-billing.

One of the Company’s subsidiaries improperly recognized revenue prior to the service being completed. The subsidiary recorded revenue based on the number of applications received during the month, as opposed to the number of applications completed during the month. This revenue recognition practice was in effect prior to the Company acquiring the subsidiary. An adjustment of $196 was recorded to reduce revenue and increase deferred revenue as of and for the three months ended March 31, 2005.

(b) Lease Accounting

The Company recorded rent expense related to its branch offices based on the amount of the lease payments as opposed to on a straight line basis. An adjustment of $26 was recorded to increase rent expense and accrued expenses as of and for the three months ended March 31, 2005.

(c) Compensation Expense

In 2004, the Company recorded certain earn-out provisions related to acquisitions which should have been recorded ratably through 2005, as the earn-out criteria required continued employment as a condition of receiving the consideration. An adjustment of $68 was recorded to increase compensation expense and increase accrued expenses as of and for the three months ended March 31, 2005.

(d) Income Tax Effect of Restatement Adjustments

Represents tax effect of the restatement adjustments.

(e) Business Acquisitions

In the first quarter of 2005, acquisition related payments of $925 were improperly reflected as a decrease in accrued expenses within cash used in operating activities in the consolidated statement of cash flows as opposed to cash used in investing activities.

As a result of various adjustments discussed above, modifications were required to previously filed footnotes: Note 5, Note 6 and Note 10.

The following tables present the effect of the restatement on the unaudited consolidated statements of operations and cash flows for the three months ended March 31, 2005.

Consolidated Statement of Operations

	For the three months ended March 31, 2005
	As Reported	Effect of Restatement	Adjustment Description	As Restated
Revenue	$82,505	$(476)	(a)	$82,029
Cost of operations	58,846	26	(b)	58,872

Gross profit	23,659	(502)		23,157

Selling, general and administrative expenses	18,419	68	(c)	18,487
Restructuring and other charges	1,041	—		1,041

Operating income (loss)	4,199	(570)		3,629

Other income (expense), net	(228)	—		(228)
Income tax (benefit) expense	1,595	(226)	(d)	1,369

Net income (loss)	$2,376	$(344)		$2,032

Earnings (loss) Per Share – Basic	$0.04	$(0.01)		$0.03
Earnings (loss) Per Share – Diluted	$0.04	$(0.01)		$0.03
Weighted average shares – Basic	65,238,859	65,238,859		65,238,859
Weighted average shares – Diluted	66,455,731	66,455,731		65,455,731

Consolidated Statement of Cash Flows

	For the three months ended March 31, 2005
	As Reported	Effect of Restatement	Adjustment Description	As Restated
Cash flows from operating activities:
Net income	$2,376	$(344)	(a) (b) (c) (d)	$2,032
Adjustments to reconcile net income to net cash used in operating activities:

Depreciation expense	967			967
Amortization expense	1,211			1,211
Provision for bad debt expense	15			15
Deferred income taxes	(174)			(174)

Net realized gain on marketable securities available for sale	9			9

Issuance of director’s stock awards	151			151

Loss on sale of fixed assets	29			29
Change in assets and liabilities:
Accounts receivable	(7,154)	280	(a)	(6,874)
Other assets	(33)			(33)

Accounts payable and accrued expenses	(286)	989	(a) (b) (c) (d) (e)	703

Net cash used in operating activities	(2,889)	925		(1,964)

Cash flows from investing activities:
Purchases of marketable securities	(1,108)			(1,108)

Redemptions of marketable securities	1,812			1,812

Business acquisitions, net of cash acquired	—	(925)	(e)	(925)
Capital expenditures	(719)			(719)

Net cash used in investing activities	(15)	(925)		(940)

Cash flows from financing activities:				—

Principal payments on long-term debt	(1,000)	—		(1,000)

Proceeds related to the exercise of stock options	24			24

Dividends paid	(979)			(979)

Net cash used in financing activities	(1,955)	—		(1,955)

Effect of exchange rate changes on cash	(147)			(147)

Net decrease in cash and cash equivalents	(5,006)	—		(5,006)
Cash and cash equivalents at beginning of period	16,973			16,973

Cash and cash equivalents at end of period	$11,967			$11,967

Note 3: Liquidity

At March 31, 2006, the Company had $5,425 in cash and cash equivalents and no debt outstanding under its credit agreement. As reported in note 12, the Company is currently in violation of its debt covenants imposed by the revolving credit agreement. As a result of these covenant violations, the Company currently does not have the ability to borrow under its revolving credit agreement. The Company is currently in the process of seeking to amend the terms of its credit agreement with its existing lenders, to restore short-term borrowing availability. In addition, the Company is also exploring alternative long-term financing options to replace its existing revolving credit facility. If alternative financing options can be arranged, such financing may entail a lower amount of permitted borrowings, higher interest rates or more restrictive covenants than under the terms of our existing credit agreement.

There can be no assurance that we will be able to amend the terms of our existing credit agreement or that alternative financing options will be available on terms acceptable to the Company. In the event the Company is unable to amend the existing credit agreement, our ability to finance our operations may be constrained by our operating cash flows and existing holdings of cash and cash equivalents. A continuation of the decline in our operating results will result in a decline in our operating cash flows, further limiting our ability to finance our operations and meet our contractual obligations. The Company has reported a net decrease in cash and cash equivalents of $6,258 for the first quarter of 2006. For the same period in the prior year $5,006 was reported as a net decrease in cash and cash equivalents.

Based on projected cash flows from operations, existing cash and cash equivalents, and other potential sources of borrowings, the Company believes that it will have sufficient funds to meet its cash needs through March 31, 2007.

Note 4: Earnings Per Share

“Basic” earnings (loss) per share equals net income (loss) divided by the weighted average common shares outstanding during the period. “Diluted” earnings (loss) per share equals net income (loss) divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. Common stock equivalents (0, and 1,216,872 for the three months ended March 31, 2006 and 2005, respectively) are shares assumed to be issued if outstanding stock options were exercised.

Our net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the three months ended March 31, 2006, because the inclusion of potential shares would be antidilutive. Specifically, options to purchase 8,881,450 shares of the Company’s common stock were excluded from the calculation of diluted loss per share. Options to purchase 6,650,325 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2005, because their exercise prices exceeded the average market price of outstanding common shares for the period and were, therefore, antidilutive.

Note 5: Share-Based Compensation

In December, 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 revised 2004, “Share-Based Payment” (“SFAS 123R). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and requires companies to recognize compensation cost in an amount equal to the fair value of the share-based payments, such as stock options granted to employees.

On January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. Under this method, the Company is required to record compensation cost for the unvested portion of previously granted awards that remain outstanding as of January 1, 2006. We previously accounted for our share-based compensation under the recognition and measurement principle of APB No. 25 and related interpretations. Prior to the SFAS 123R adoption, no share-based compensation cost was reflected in net income for stock options, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Also, prior to SFAS 123R adoption, compensation cost for restricted (“non-vested”) stock was recorded based on the market value of the underlying common stock on the date of the grant.

Stock Option Plans — The Company’s stockholders approved stock option plans providing for the grant of options exercisable for up to 4,000,000 shares of common stock in 1994 and 1992, 2,400,000 shares in 1997, 2,000,000 shares in 1999 and 3,000,000 shares in 2002, which provide that options may be granted to management. Options are granted at fair value on the date of grant and are exercisable as follows: 25% after two years and 25% on each of three anniversary dates thereafter, with contract lives of 10 years from the date of grant. At March 31, 2006, there are approximately 1,193,050 shares authorized for issuance under the plans.

Stock Purchase Plan — In 2003, the Company’s shareholders approved the 2004 Employee Stock Purchase Plan, which provides for granting of purchase rights for up to 2,000,000 shares of Company stock. The plan provided for the purchase of shares on the date 13 months from the grant date (the purchase date). During the period between the grant date and the purchase date, up to 10% of an employee’s compensation is withheld for their purchase. Employees can cancel their purchases at any time during the period without penalty. The purchase price is 95% of the closing common stock price on the grant date. In February 2004, the Company granted purchase rights for approximately 69,874 shares with the aggregate purchase price payable for such shares being approximately $416. The February 2004 plan offering terminated in February 2005 in accordance with the plan’s automatic termination provision. In February 2005, the Company granted purchase rights for approximately 62,790 shares with the aggregate purchase price payable for such shares being approximately $264. The February 2005 plan offering terminated in February 2006 in accordance with the plan’s automatic termination provision. In February 2006, purchase rights for 94,435 shares were granted with an aggregate fair value of $59, based on a Black Scholes pricing model.

Stock Awards — On January 28, 2003, the Board of Directors passed a resolution to award non-employee directors of the Company up to a maximum of 15,000 shares of the Company’s common stock as compensation. Each director was awarded 5,000 shares on January 31, 2005, 2004 and 2003, which vested immediately. All shares awarded will be restricted under SEC Rule 144, and may not be sold or transferred by the outside director until four years from the date of issue. In January 2006, the Board adopted a resolution removing all contractual restrictions with respect to any such shares held by a director who retires from the Board and is not removed with cause.

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

On December 20, 2005, the Company accelerated the vesting of options for all grants which had an exercise price equal to or greater than $2.65, the closing price of the Company’s common stock on December 20, 2005. As a result of the acceleration, options to acquire 2,060,000 shares with exercise prices ranging from $3.46 to $5.02, of the Company’s common stock which would have otherwise vested over the next 5 years, became immediately exercisable.

The Company’s decision to accelerate the vesting of these options was in response to a review of the Company’s long term incentive compensation programs in light of changes in market practices and changes in accounting rules resulting from the issuance of SFAS 123R. Management believes that accelerating the vesting of these options prior to the adoption of SFAS 123R, will result in the Company not being required to recognize compensation expense of $0.9 million in 2006 and $0.8 million in subsequent years through 2010.

As discussed above, the Company accelerated the vesting of all unvested stock options. As a result, the adoption of SFAS 123R had no impact on stock option awards that were outstanding as of January 1, 2006. However, the adoption of SFAS 123R resulted in the Company recording $7 of compensation cost in selling, general and administrative expenses, for the three months ended March 31, 2006 related to stock-based compensation granted during 2006. The effect on net income (loss), cash flow from operations and cash flow from financing activities from the adoption of SFAS 123R for the three months ended March 31, 2006 was $4, ($23) and $23. There was no material effect on basic and diluted earnings (loss) per share for the three months ended March 31, 2006 from the adoption of SFAS 123R.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” to all share-based employee compensation for the three months ended March 31, 2005. Option forfeitures were accounted for as they occurred and no amounts of compensation expense have been capitalized, but instead were considered period expenses in the pro forma amounts below.

2005 Restated
Net income as reported	$2,032
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	91
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,422

Pro forma net income	$701

Earnings per share:
Basic, as reported	$0.03
Basic, pro forma	0.01
Diluted, as reported	$0.03
Diluted, pro forma	0.01

There were no stock options granted during the first quarter of 2005. The fair value of the 2006 stock option grant was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

For the three months ended March 31, 2006
Expected life (years)	6.75
Expected volatility	45.79%
Risk-free interest rate	4.39%

Dividend Yield	0%

Weighted average grant date fair value of options	$1.79

Options issued	100,000

The expected life of options granted is derived from our historical experience and represents the period of time that options granted are expected to be outstanding. Expected volatility is based on our long-term historical volatility. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. SFAS 123R specifies that initial accruals be based on the estimated number of instruments for which the requisite service is expected to be rendered. Therefore, we are required to incorporate the probability of pre-vesting forfeitures in determining the number of vested options. The forfeiture rate is based on the historical forfeiture experience.

The following table summarizes stock option activity for the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price Per Share	Weighed Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding Balance, December 31, 2005	9,533,125	$5.75

Granted	100,000	$3.38
Exercised	(40,000)	2.03
Cancelled	(638,400)	7.28
Forfeitures	(73,275)	4.38

Outstanding Balance, March 31, 2006	8,881,450	$5.64	4.5	$1,128

Options exercisable - March 31, 2006	8,781,450	$5.67	4.5	$1,128

At January 1, 2006 and March 31, 2006, 90,000 shares of stock awards were outstanding with a weighted average grant date fair value of $5.80 per share. For the three months ended March 31, 2005 the Company recorded $151 of compensation expense related to the grant of stock awards. No grants of stock awards were made in the three months ended March 31, 2006.

The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $58 and $81, respectively. Treasury shares have been utilized and reissued upon stock option exercises. There were no stock options vested during the three months ended March 31, 2006.

The fair value of shares vested in the three months ended March 31, 2005 was $8.3 million.

As of March 31, 2006, there was approximately $168 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over 4.75 years.

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires that the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Cash received and the tax benefit realized from stock options exercised were $81 and $23 for the three months ended March 31, 2006 and $24 and $33 for the three months ended March 31, 2005, respectively.

In November 2005, the FASB issued FASB Staff Position 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards (“FSP 123R-3”). FSP 123R-3 provides an elective alternative transition method of calculating the additional paid-in capital pool (“APIC Pool”) of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R to the method otherwise required by paragraph 81 of SFAS 123R. We have elected to adopt the alternative transition method.

During the second quarter of 2006, the Company granted a total of 100,000 options to its newly hired Chief Financial Officer, Michael Shea. The fair value of the stock options granted was determined on the date of grant using the Black-Scholes option pricing model. The fair value of the stock options granted was $1.64 per share.

Note 6: Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss) which refers to those revenues, expenses, gains and losses which are excluded from net income (loss). Other comprehensive income (loss) includes unrealized gains and losses on marketable securities classified as available-for-sale and the effects of foreign currency translation adjustments.

	For the three months ended March 31,
	2006	2005 Restated
Net income (loss)	(1,351)	$2,032
Other comprehensive income:
Unrealized holding gains on marketable securities arising during the period	1	1
Less: reclassification adjustment for losses included in net income	—	5

Net unrealized gain on securities, net of tax	1	6

Foreign currency translation	161	(166)

Total other comprehensive income (loss)	$(1,189)	$1,872

Note 7: Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale-sale securities by major security type and class of security at March 31, 2006 and December 31, 2005, were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
At March 31, 2006
Bank certificates of deposit	$288	$—	$(1)	$287

At December 31, 2005
Bank certificates of deposit	$385	$—	$(2)	$383

Proceeds from the sale of investment securities available-for-sale were $97 in the three months ended March 31, 2006 and $1,812 for the three months ended March 31, 2005. Gross realized gains included in income for the three months ended March 31, 2006 and 2005 were $0 for both years, and gross realized losses included in income for the three months ended March 31, 2006 and 2005 were $0 and $9, respectively.

Note 8: Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by operating segment for the period from December 31, 2005 to March 31, 2006 are as follows:

	HID		CED	Total
Balance at December 31, 2005	$33,438		$6,600	$40,038
Acquisition goodwill	1,404	(a)	—	1,404
Foreign currency translation adjustment	75		—	75

Balance at March 31, 2006	$34,917		$6,600	$41,517

(a)	Represents goodwill associated with the first quarter 2006 acquisition by our U.K. subsidiary Medicals Direct Group, of Doctors Direct. See Note 9.

The following table presents certain information regarding the Company’s intangible assets as of March 31, 2006 and December 31, 2005. All identifiable intangible assets are being amortized over their useful lives, as indicated below, with no residual values.

	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
At March 31, 2006
Non-Competition agreements	4.5	$9,265	$8,578	$687
Customer relationships	9.6	15,847	9,263	6,584
Contractor network	7.0	5,700	5,433	267
Trademarks and tradename	13.7	4,342	345	3,997

		$35,154	$23,619	$11,535

At December 31, 2005
Non-Competition agreements	4.5	$9,265	$8,441	$824
Customer relationships	9.7	15,794	8,882	6,912
Contractor network	7.0	5,700	5,319	381
Trademarks and tradenames	13.7	4,342	256	4,086

		$35,101	$22,898	$12,203

The aggregate intangible amortization expense for the three months ended March 31, 2006 and 2005 was approximately $735 and $1,211, respectively. The decrease for the three months ended March 31, 2006 is a result of the intangible asset impairment charge recorded during the fourth quarter of 2005. A further discussion of the intangible asset charge can be found in Note 3 of the Notes to the Consolidated Financial Statements contained in our 2005 Annual Report in Form 10-K. Assuming no change in the gross carrying amount of intangible assets, the estimated acquired intangible amortization expense for the fiscal year 2006 is $2,692 and for the fiscal years 2007 through 2010 is $1,943, $1,644, $1,123 and $1,099, respectively.

Note 9 - Acquisitions

On January 3, 2006, Medicals Direct Group, the Company’s UK subsidiary, purchased Doctors Direct, a primary care provider located in the U.K. for $1,107 in cash, which included the repayment on the date of acquisition of $574 of loans assumed. The acquisition of Doctors Direct compliments MDG’s existing Clinics and Screenings businesses and provides an entry into the servicing of private patient care.

As of March 31, 2006, the Company was in the process of finalizing the fair value of certain assets acquired, thus the preliminary allocation of the purchase price may change. The preliminary allocation of the purchase price for this acquisition is set forth below:

	Amount	Weighted Average Useful Life
Current assets	$301
Intangible assets (customer relationship)	53	9 years
Goodwill	1,427
Current liabilities	(674)

Total	$1,107

The Company recorded goodwill of $1,427 in connection with the acquisition, all of which is expected to be deductible for tax purposes. The goodwill was allocated to the HID segment.

The acquisition has been accounted for using the purchase method of accounting and the purchase price has been assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The unaudited consolidated financial statements include the results of operations from Doctors Direct since the date of acquisition.

The effect on 2005 operations as a result of the Doctors Direct acquisition was not material. Accordingly, no pro forma information has been presented.

For the three months ended March 31, 2006 and 2005 the Company made the following payments related to prior year acquisitions:

	2006		2005
Allegiance Health, Inc.	$56	(a)	$—
Medimax, Inc.	250	(b)	925	(c)

	$306		$925

(a) –	Represents additional purchase price recorded in 2005 to reimburse the seller for certain tax consequences of the acquisition.
(b) –	Represents additional consideration that was recorded as additional purchase price in 2004 upon the achievement of certain performance criteria.
(c) -	Represents performance related payments.

Note 10: Operating Segments

The Company has two reportable operating segments: the Health Information Division (HID) and the Claims Evaluation Division (CED). The HID operating segment includes our core health information operations: Portamedic, Infolink, Heritage Labs, Medicals Direct and Mid-America Agency Services (MAAS). It provides a full range of paramedical services to the life insurance industry in the U.S. and the United Kingdom. The CED operating segment, which consists of Hooper Evaluations, Inc., provides independent medical examinations (IME) and case management services primarily for property and casualty insurers and claims handlers.

The segments’ accounting policies are the same as those described in Note 1 in the Company’s 2005 annual report on Form 10-K, except that interest expense and non-operating income and expenses are not allocated to the individual operating segment when determining segment profit or loss.

Each of the Company’s subsidiaries operates in only one of our two operating segments. The total assets of each segment are comprised of the assets of the subsidiaries operating in that segment. Corporate related assets, including goodwill, intangible assets and deferred taxes, and corporate related expenses are included in the Health Information Division.

A summary of segment information for the three months ended March 31, is presented below:

	2006			2005 Restated
	HID	CED	Total	HID	CED	Total
Revenue	$68,558	$8,244	$76,802	$71,450	$10,579	$82,029
Operating income (loss)	(2,319)	191	(2,128)	2,928	701	3,629

Note 11: Restructuring and Other Charges

During the three months ended March 31, 2006 the Company recorded restructuring and other charges totaling $1,269, which consisted primarily of employee severance, branch office closure costs and legal/audit costs associated with the restatement of the Company’s consolidated financial statements (see Note 2).

The restructuring charges totaled $0.4 million and were recorded as a result of the ongoing reorganization in the core Portamedic business in the HID segment.

A summary of the first quarter 2006 restructuring charges and related payments are outlined in the table below:

	Charges	Payments	Balance at March 31, 2006
Severance	$0.3	$(0.3)	$—
Lease Obligation	0.1	—	0.1

Total	$0.4	$(0.3)	$0.1

For the year ended December 31, 2005, the Company recorded restructuring and other charges of $6.6 million, which included employee severance packages totaling $4.6 million, branch office closure costs of $0.6 million, and the write-off of certain purchased business application software of $1.4 million.

A roll-forward of the December 31, 2005 restructuring liability is outlined in the table below:

	Balance at December 31, 2005	Payments	Balance at March 31, 2006
Severance – HID	$1.8	$(0.8)	$1.0
Lease Obligation - CED	0.3	(0.3)	—

Total	$2.1	$(1.1)	$1.0

Note 12: Long-Term Debt

On October 29, 1999, the Company entered into a $100.0 million Amended and Restated Revolving Credit and Term Loan Agreement with three banks. This senior credit facility consists of a $65.0 million, six-year term loan, and a $35.0 million, three-year revolving loan, both unsecured. During 2001, the three-year revolving loan expiration date was extended for one year to October 31, 2003. During 2003, the revolving loan expiration date was extended for three years to October 31, 2006. As of March 31, 2006 and December 31, 2005, $-0- and $1.0 million were outstanding under the term loan, respectively. The final principal payment under the term loan of $1.0 million was paid in January 2006; there are no additional borrowings available under the term loan.

Prior to the amendment of the credit agreement in April 2006 (described below), the revolving loan bore interest at either the prime rate minus  1/2% to plus  1/4% or LIBOR plus  3/4% to 1 3/4%, depending on the ratio of our consolidated funded debt, as defined, to earnings before interest, taxes, depreciation and amortization, or “EBITDA.” As of March 31, 2006 and 2005, interest was payable at effective average annual interest rates of 5.11% and 3.41%, respectively. Also, commitment fees of up to 0.3% are charged on the unused revolving loan, and the agreement contains certain financial covenants, including covenants related to the incurrence of consolidated net losses, the payment of dividends, fixed charge coverage and funded debt to “EBITDA” ratio, and stock re-purchases.

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

On April 25, 2006, the Company entered into a further amendment to the Amended and Restated Credit Agreement with the lenders. In conjunction with this amendment, one of the lenders withdrew from the credit facility. The significant terms of this amendment are as follows:

i)	the maximum available revolving credit amount was reduced from $35.0 million to $15.0 million;

ii)	the expiration date of the revolving loan was extended from October 31, 2006 to January 2, 2007;

iii)	indebtedness incurred under the revolving loan will bear interest at either the prime rate plus 0.25% or LIBOR plus 1.50% and commitment fees of up to 0.25% are charged on the unused portion of the facility;

iv)	the Company’s consolidated monthly pre-tax income cannot be less than $0.6 million for April and May 2006, $0.8 million for June and July 2006, and $0.9 million in the months thereafter;

v)	the consolidated fixed charge coverage ratio cannot be less than 0.65 to 1.00 for the quarter ended March 31, 2006, 1.20 to 1.00 for the quarter ending June 30, 2006 and 1.50 to 1.00 for each quarter thereafter, measured on an actual year-to-date basis;

vi)	the consolidated funded debt to EBITDA ratio cannot exceed 2.50 to 1.00 at any time, measured on a quarterly basis and year-to-date cumulatively for 2006;

vii)	the Company cannot convey, lease, sell, transfer or assign any assets or properties owned or hereafter acquired except in the ordinary course of business;

viii)	the Company cannot declare or make any dividend payments or other distribution of assets;

ix)	the Company cannot purchase, redeem or otherwise acquire the value of any share of any class of stock of the Company; and

x)	the Company cannot make loans or advances to any subsidiary or affiliate of the Company unless the subsidiary is a guarantor of the obligations under the agreement, and if not, advances or loans cannot exceed $0.5 million.

To secure the Company’s obligations under the credit facility, as amended, the Company granted to the lenders a security interest in and lien upon all property and assets of the Company and its domestic subsidiaries under the terms of a security agreement.

The Company paid a waiver and modification fee of $0.1 million in connection with the amendment and the waiver.

For the quarter ended March 31, 2006, the Company was not in compliance with a covenant that requires submission of its unaudited consolidated financial statements within 60 days from fiscal quarter-end. On June 19, 2006, the Company obtained a waiver from its lenders for violating this covenant.

As of March 31, 2006, and as of the filing of this Form 10-Q, the Company has no debt outstanding against its credit facility.

For the month ended April 30, 2006, the Company was not in compliance with the monthly pre-tax income requirement, and did not provide consolidated financial statements within 30 days of the month ended April 30, 2006. Additionally, the Company expects that it will not be able to meet the monthly consolidated pre-tax income requirement for May and June 2006. As a result of these covenant violations, the Company currently does not have the ability to borrow under its revolving credit agreement. The Company is in the process of seeking to amend the terms of the April 25, 2006 credit agreement with its existing lenders, and is also exploring alternative financing options, which will replace its existing revolving credit facility

Note 13: Commitments and Contingencies

A life insurance company client has informed the Company that, after investigation, it has determined that certain life insurance policies that it issued were procured by fraudulent means employed by insurance applicants, the client’s agents, the Company’s sub-contracted examiners and others. No claim has been asserted against the Company by the client, nor has the client produced any evidence pertaining to the matter. The service agreement between the Company and client contains certain indemnification provisions which may be applicable. While the Company believes that it is probable that the client will assert a claim against it for partial indemnification, it also believes that it has meritorious defenses to any such claim. The amount of the unasserted claim cannot be reasonably estimated by the Company at this time.

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

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements are based on management’s current assumptions, estimates and expectations of future events. We cannot guarantee that these assumptions and estimates are accurate or that the expectations will be realized. All of these forward-looking statements are subject to risks and uncertainties. Some of the factors that could cause our actual results to differ materially from those projected in any such forward-looking statements include, without limitation:

•	our ability to implement the strategic plans being formulated in connection with our new management team’s on-going bottom-up review of all aspects of the Company’s operations;

•	our ability to effect several expense management initiatives, including (i) aligning our costs with existing levels of revenues, (ii) making better use of our assets, particularly our branch offices and branch office personnel within our Portamedic paramedical examination business, and (iii) generating cost efficiencies through an enhanced information technology platform;

•	our meeting or exceeding our customers’ expectations with respect to the quality and timeliness of our services on a consistent basis;

•	our ability to enhance and expand our technology and network infrastructure;

•	our ability to finance our operations; and

•	our ability to anticipate key trends and developments affecting our businesses, and proactively position ourselves to seize opportunities presented by these trends and developments.

•	our ability to remediate the material weaknesses discussed in Item 4 contained in this report.

Our 2005 annual report on Form 10-K should be read in conjunction with this quarterly report on Form 10-Q. The section of the annual report under the caption “Risk Factors” addresses some of the important risk factors that are affecting or may affect our business, results of operations and financial condition. See also the updating of our risk factor disclosure in Part II, Item 1A of this Form 10-Q. These risk factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors not identified could also have material adverse effects on our future results.

The forward-looking statements included in this quarterly report are made as of the date of this report. Other than as required by law, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect events or circumstances that subsequently occur or of which we hereafter become aware. Unless otherwise indicated, all references to the first quarter reflect our fiscal quarter that ends March 31.

Restatement of Prior Period Financial Statements

As previously reported in the Company’s 2005 annual report on Form 10-K, the Company restated its previously filed consolidated financial statements for the year ended December 31, 2004 (and the four quarterly periods of 2004), and the first three quarterly periods of 2005. For more information on the nature and effects of the restatement, see Note 2 to the interim unaudited consolidated financial statements included in this Form 10-Q. The information reflected in the discussion of our “Results of Operations” and “Liquidity and Capital Resources” that follows reflects the restated amounts with respect to the prior period.

The restatement of our prior period financial statements was the principal cause of our filing the Form 10-K with the SEC in early May 2006, after the deadline for such filing to be timely. The delay in filing the Form 10-K, in turn, contributed to our inability to file this Form 10-Q in a timely manner.

The non-timely filing of our most recent Form 10-K and this Form 10-Q also prompted the American Stock Exchange (Amex) to notify us that we were not in compliance with the Amex continued listing standards. In response to the Amex notice regarding the Form 10-K, we submitted a plan to the Amex of our intended course of action to regain compliance with the Amex continued listing standards by filing the Form 10-K on or before June 2, 2006. We filed the Form 10-K on May 2, 2006. In response to the Amex notice regarding the Form 10-Q, we advised the Amex of the circumstances surrounding the delay in filing and the intended course of action. With this information, the Amex granted the Company an extension until June 30, 2006 to file the Form 10-Q with the SEC. The Amex extension had the effect of deferring any delisting action; it did not alter the due date for the filing for SEC-reporting purposes. With the filing of the Form 10-Q, we believe the Company has regained compliance with the Amex continued listing standards.

Overview

Business Description

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

Our Health Information Division accounted for 89.3% and 87.1% of our total revenues in the first quarter of 2006 and the first quarter of 2005, respectively. Our core Portamedic paramedical examination business accounted for 62.2% of our HID revenue and 55.5% of our total revenue in the first quarter of 2006 and 63.0% of our HID revenue and 54.9% of our total revenues in the first quarter of 2005.

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

Our Claims Evaluation Division accounted for 10.7% and 12.9% of our total revenues in the first quarter of 2006 and the first quarter of 2005, respectively.

Status of Our Bottom-Up Review of Our Business Operations and Turnaround Program

In the first quarter of 2006, our new management team, under the leadership of our new chief executive officer, initiated a front office to back office review of all aspects of the Company’s business. The review, which continues, has proved helpful to our new management team in assessing our organizational strengths and challenges. We presented a synopsis of our management’s assessment of those organizational strengths and challenges in our 2005 annual report on Form 10-K. See Item 1 “Business—Strategy” of the Form 10-K for further information.

Our first quarter 2006 operating results reflect a continuation of the negative trends in our operating results, particularly with respect to our core Portamedic business, which we have reported on for the past several years. The decline in certain of our businesses has prompted management’s formulation of what is envisioned as a two-year turnaround program. Management anticipates that the Company will pursue the financial and other goals of this program in three phases:

Phase 1 - Expense Management

Phase 2 - Revenue Enhancement

Phase 3 - Growth Investment

As we disclosed in our 2005 annual report on Form 10-K, we envision the Phase 1 activity will be completed within an eight-month period, Phase 2 in the following eight months and Phase 3 thereafter. We began Phase 1 in April 2006.

Expense Management

The focus of the first phase of the program is expense management. Key components of Phase 1 include:

•	aligning our costs with existing levels of revenues to restore operating margins;

•	making better use of our assets, particularly our Portamedic branch offices and branch office personnel;

•	completing the integration of operations of the acquired companies that comprise our Claims Evaluation Division to reduce overhead expenses;

•	enhancing our operational controls on a Company-wide basis;

•	enhancing the Company’s information technology platform to generate cost efficiencies; and

•	consolidating regional service centers into a national service center.

The discussion of our first quarter 2006 operating results that follows (see “Results of Operations”) reveals that in several of our businesses, including our Portamedic business, revenues have declined relative to the corresponding period of the prior year, while costs of operations and/or selling, general and administrative expenses (SG&A) have either increased or remained unchanged. We have taken several steps since the end of the first quarter to address this situation, including:

•	effecting a net reduction in force of approximately 100 people, most of whom were in the Portamedic business. This was achieved, in part, through a delayering of one level of management within Portamedic.

•	closing seven of our Portamedic branch offices in April and May 2006. These offices were located in relatively close proximity to other branch offices, such that we anticipate we will experience minimal loss of paramedical exam volumes.

•	rolling-out a new branch office operating system, a process we anticipate completing by August 2006. The costs of supporting this new web-based system should be lower than the DOS-based system it is replacing.

•	completing the integration of operations of the acquired companies that comprise our Claims Evaluation Division to reduce overhead expenses.

•	putting in effect certain cost-control measures (e.g., with respect to hiring, business travel).

We have recently retained EHS Partners, a management consulting firm, to assist in the identification of additional ways we can extract cost savings within the organization. EHS Partners has an established track record in helping companies implement balanced revenue growth and cost cutting initiatives. EHS will be paid on a fee for success basis. These expense management efforts are on-going.

Revenue Enhancement

The focus of Phase 2 of the turnaround program will be revenue enhancement. The steps to be taken during this phase will be tailored to each of our two divisions.

In our Health Information Division, we must address the factors that have contributed to the decline in volumes, average revenue per paramedical exam and operating margins we have experienced in our Portamedic business since 2003. In our prior periodic reports, we have identified what we perceive to be the more significant challenges facing this business, including:

•	the decline in life insurance application activity in the United States, which we believe is reflective of the reported shift in consumers’ preferences away from individual life insurance and toward accumulation and investments products, such as annuities and mutual funds, as well as the reported drop-off in the number of insurance agents selling life insurance; and

•	the downward pricing pressure from our life insurance carrier customers, as well as our principal competitors.

Our management has little or no control over these external forces and developments. But there are a number of areas that we do have control over that our management believes can be addressed and, if we are successful in doing so, should contribute to a reversal of the downward trend in Portamedic’s revenues and profitability.

Portamedic’s customers, consisting of insurance carriers, their agents, independent brokers and those entities that sell life and health insurance through what we refer to as the alternative distribution channel (i.e., direct mail, telephone and the Internet) all seek the delivery of paramedical examination and ancillary medical informational gathering services that are characterized by consistently high quality and speed. Both are critical to the underwriting process. If we are able to deliver on these two key parameters in a manner that is superior to our competitors, we expect to generate increased volumes notwithstanding the decline in the overall market for medical-related risk assessment information services.

We also continue to focus on another key area: our network of paramedical examiners. In general, paramedical examiners seek to maximize their income during the hours they provide their services. Factors that have a direct effect on their incomes include their order volume, ability to schedule paramedical exams in a time-efficient manner, the length of the exam (which can depend on whether certain medical information has been gathered in advance of the exam through, for example, a tele-interview with the insurance applicant, and whether the examiner is asked to obtain the applicant’s signature on various insurance forms), the distance between the locations where appointments are scheduled, and the fee arrangements with the coordinating company. To ensure that we work with our paramedical examiners in a manner that is mutually beneficial, we will focus on the following areas:

•	Generate new business at the local level. While we have national contracts with a number of the leading insurance carriers, the majority of our Portamedic business is generated locally – through our branch offices and the local insurance agents and brokers they serve. We will communicate closely with these customers and ensure we are satisfying their needs.

•	Enhance customers’ awareness of our one-stop shopping capabilities. We will increase our customers’ awareness of our ability to provide them with the complete portfolio of medical-related risk assessment information services. In other words, we will do a more effective job of cross-selling our services.

Our management believes we have the resources and organizational strengths to more effectively further the interests and objectives of both our customers and our network of paramedical examiners. Upon doing so, we anticipate that we will be able to grow our Portamedic revenues and improve the business’s operating margins. Although this process is part of Phase 2 of the turnaround program, our management has already begun to take certain steps to achieve these objectives, such as the institution of a commission-based compensation system among sales personnel.

Claims Evaluation Division

As we have disclosed in prior period reports, our management perceives that the outsourced medical claims management market in the United States, including the market for our claims evaluation services (e.g., independent medical exams and peer reviews), may be contracting. Property and casualty insurance is largely regulated on a state level. Most of the demand for our claims evaluation services is a function of the insurers’ efforts to evaluate claims and properly manage claim costs. Several states, including New York (where a significant portion of the CED’s revenues have been derived since the Company entered this business in 2002), have proposed or adopted reforms to manage claim costs and more effectively combat fraud. While the Company is uncertain of the effect such reforms have had in combating fraud and lowering claims costs, our Claims Evaluation Division has observed a decline in the number of claims for which its customers are seeking the division’s services, specifically with automobile insurance claims.

The CED has also experienced a drop-off in the number of IMEs and peer reviews being performed per claim. We believe that the decreased use of IMEs and peer reviews may be attributable to insurers’ greater cost consciousness and their perception of the limited value of peer reviews based on unfavorable experiences in litigating insurance claims.

Despite the above described market conditions, our management believes there is growth potential in this business. The claims evaluation services market in the Tri-state area is still a fairly diffuse market. There are over 100 other IME providers serving the Tri-state area, many of which are small operations. There is potential to obtain additional business from existing property and casualty insurers and the business of new clients in this market. To realize this potential will require more concerted sales efforts, as well as enhanced customer service and turnaround times, the keys to customer satisfaction in this business.

Results of Operations

Comparative Discussion and Analysis of Results of Operations for three months ended March 31, 2006 and March 31, 2005, respectively.

The table below sets forth the Company’s revenues by division and, in the case of HID, by component business for the periods indicated.

	Quarter Ended March 31,
(in millions)	2006	2005 (Restated)	% Change
HID
Portamedic	$42.7	$45.0	-5.4%
Infolink	8.0	7.0	15.1%
Medicals Direct Group (MDG)	9.5	10.5	-9.2%
Other	8.4	8.9	-6.5%

Total HID	68.6	71.4	-4.1%
CED	8.2	10.6	-22.1%

Total	$76.8	$82.0	-6.4%

Revenues

Consolidated revenues for the first quarter of 2006 were $76.8 million, a decline of 6.4% from the corresponding period of the prior year. As explained in greater detail below, the revenues of each of our two divisions were lower than in the first quarter of 2005.

Health Information Division

Our Health Information Division’s revenues of $68.6 million in the first quarter of 2006 were $2.8 million lower than in the first quarter of 2005. As reported in prior periodic reports, the decline in revenues of our Portamedic business ($2.3 million in the first quarter of 2006) has been the primary reason for the decline in HID revenues. The decline in Portamedic revenues in the first quarter of 2006 reflected a combination of:

•	fewer paramedical examinations performed (607 thousand in the first quarter of 2006, versus 640 thousand in the first quarter of 2005); and

•	lower average revenue per paramedical examination ($72.70 in the first quarter of 2006 versus $73.67 in the first quarter of 2005).

We attribute a portion of the reduction in the number of paramedical examinations performed in the first quarter of 2006 to a decline in life insurance application activity in the United States and therefore the requirement for fewer paramedical examinations and the continuing effect of the loss of a significant customer which began in the first quarter of 2005, and accounted for approximately 2% of the HID’s revenues in the first quarter of 2005. Looking ahead, we anticipate that arrangements we have recently entered into with two insurers and a large brokerage firm will result in our arranging for paramedical examinations and conducting tele-interviews for these customers beginning in the third quarter of 2006. This business, along with other initiatives currently underway to enhance revenues, are expected to increase future volume.

We attribute the decline in Portamedic’s average revenue per paramedical examination to downward pricing pressure from our life insurance customers.

As reflected in the table above, our Infolink business (APS retrieval and tele-interviewing) continues to grow, with revenue increasing 15.1% to $8.0 million in the first quarter of 2006 versus $7.0 million in the same period of the prior year. The increase reflects the greater number of tele-interviewing reports generated for an increasing number of customers.

Tele-interviewing has become an increasingly accepted practice, particularly by insurance carriers, because of the time and cost advantages. For several reasons, we do not perceive that the growth of tele-interviewing will adversely affect our paramedical examination business. First, for life insurance policies for which insurance carriers insist upon medical-related information as part of the underwriting process, we see no signs of carriers relaxing their underwriting requirements with respect to the gathering of medical information through a paramedical exam, including fluid specimens. Second, the vast majority of such policies are now subject to re-insurance arrangements. In general, re-insurers insist upon more stringent underwriting requirements than the primary insurers.

We believe the consolidation of our APS retrieval service centers into our operations center in Kansas City will continue to benefit our customers, by providing improved quality and service time.

Medicals Direct Group’s first quarter 2006 revenues were down $1.0 million, or 9.2%, compared to same period of the prior year. Of this amount, approximately $0.8 million was due to the change in the Pound Sterling/U.S.$ average exchange rate and approximately $0.2 million (or 1.5%) represents a decline in MDG’s revenues. The decline is primarily attributable to a decrease in MDG’s outsourced underwriting business of $0.5 million or 30.3%, partially offset by incremental business generated from the Doctors Direct acquisition of $0.4 million The outsourced underwriting business represents 12.2 % of MDG’s total revenue in the first quarter of 2006. Two of MDG’s underwriting clients terminated their contracts in the first quarter of 2006 and a third client has significantly reduced its use of MDG’s outsourced underwriting services as a result of declining life insurance policy sales and therefore, the need for MDG’s services, partially attributable to the decline in the U.K. housing market, among other factors, which is the key driver in purchasing life insurance policies.

MDG derives a significant portion of its revenues (71.7%) in the first quarter of 2006 from its screenings business (nurses and physicians). Revenues from this business increased by 1.9% in the first quarter of 2006, with doctor screenings up 31.3% nurse screenings down 11.5% in the first quarter of 2006 over the first quarter of 2005.

In January 2006, MDG acquired Doctors Direct, a primary care provider located in the U.K., which services private patients who cannot use the national healthcare system, such as tourists and other private patients, for approximately $1.1 million in cash. Doctors Direct contributed $0.4 million to MDG’s revenues in the first quarter of 2006.

Our remaining HID revenues consist principally of the revenues derived by Heritage Labs and Mid-America Agency Services (MAAS), our outsourced underwriting business in the U.S. Heritage Labs’ revenues in the first quarter of 2006 of $4.8 million were essentially flat compared to the same period of the prior year. Heritage Labs tested a greater number of specimens (225 thousand in the first quarter of 2006 vs. 221 thousand in the first quarter of 2005) and its average revenue per specimen tested was also higher ($14.38 vs. $14.22). These increases were offset by a $0.2 million reduction in revenues from the sale of medical testing kits. MAAS’s revenues of $3.6 million in the first quarter of 2006 were down $0.5 million compared to the first quarter of 2005. The reduction was primarily due to significantly lower life insurance applications.

Claims Evaluation Division

Our Claims Evaluation Division now operates under the name of Hooper Evaluations, Inc. following the merger into Hooper Evaluations, Inc. of the four companies (i.e., D&D Associates, Medimax, Allegiance Health and Michigan Evaluation Group) we acquired between November 2002 and May 2004. The merger was effected in February 2006.

Our Claims Evaluation Division’s revenues in the first quarter of 2006 were $8.2 million, down $2.4 million (or 22.1%) compared to the first quarter of 2005. The decline is primarily attributable to the following:

•	a reduction in peer reviews, which we believe reflects increased cost consciousness on the part of property and casualty insurance carriers, self-insured and third-party administrators and the perception that such reviews have been of limited value in litigating claims; and

•	a decrease in the number of claims referred to the division by its customer base.

As discussed in the Overview above, our management perceives that the outsourced medical claims management market in the United States, including the market for the CED’s claims evaluation services, may be contracting. However, the drop-off in the number of claims referred to the division in the first quarter of 2006 may be attributable to our customers losing business to their competitors, rather than an overall reduction in claims in the geographic markets we serve, most notably New York. In that regard, the CED is aware that certain P&C insurers have been experiencing increased claims activity. This reinforces the need for the CED to pursue the business of new clients. As a result, the Company will be adding additional sales resources to address this need.

Cost of Operations

Our total cost of operations amounted to $58.3 million in first quarter 2006, compared to $58.9 million for the first quarter 2005. The following table shows the cost of operations as a percentage of revenues (and, in the case of the HID, further broken down by certain of the component businesses) for the quarterly periods ended March 31, 2006 and 2005, respectively.

	Quarter ended March 31,
(in millions)	2006	As % of Revenues	2005 (Restated)	As % of Revenues
HID
Portamedic/Infolink	$40.3	79.5%	$38.2	73.4%
Medicals Direct	7.2	75.5%	8.0	76.2%
Other	4.8	57.1%	5.3	59.5%

Total HID	52.3	76.2%	51.5	72.1%
CED	6.0	73.3%	7.4	69.8%

Total	$58.3	75.9%	$58.9	71.8%

Health Information Division

Cost of operations for the Health Information Division was $52.3 million in first the quarter of 2006, compared to $51.5 million in the first quarter of 2005. As a percentage of the revenues, cost of operations increased to 76.2% in the first quarter of 2006, compared to 72.1% in the first quarter of 2005. The increase in the cost of operations as a percentage of the revenues in first quarter 2006 was primarily attributable to:

•	the decline in revenues derived from our Portamedic and MAAS businesses, without a corresponding adjustment to the applicable cost structures; and

•	higher fees paid to contract paramedical examiners, reflecting the Company’s efforts to retain and recruit qualified examiners.

During the first quarter of 2006, Heritage Labs reduced its material costs by $0.3 million or 6.4% of revenue.

Claims Evaluation Division

In the first quarter of 2006, the CED’s cost of operations totaled $6.0 million, compared to $7.4 million in the first quarter of 2005. As a percentage of revenues, cost of operations represented 73.3% and 69.8% in first quarter 2006 and 2005, respectively. The increase was primarily attributable to:

•	lower revenue levels, particularly in the State of New York; and

•	higher costs associated with administering claims from Michigan and our upper New York State office requiring services to be performed in states where the CED’s physician panels are not as extensive and/or concentrated as in the CED’s principal geographic markets (which, in general, implies higher costs per evaluation).

Selling, General and Administrative Expenses (Including Restructuring and Other Charges)

	For the three months ended March 31,
(in millions)	2006	% of revenues	2005 (Restated)	% of revenues
HID	$18.6	27.1%	$17.0	23.8%
CED	2.0	24.4%	2.5	23.6%

Total	$20.6	26.8%	$19.5	23.8%

Health Information Division

SG&A expenses for the HID increased $1.6 million to $18.6 million for the quarter ended March 31, 2006, compared to $17.0 million in the same period of the prior year. The HID’s SG&A expenses represented 27.1% and 23.8% of the division’s revenues in the first quarter of 2006 and 2005, respectively. The increase in SG&A for the HID segment (which includes all corporate overhead) is primarily due to:

•	increased IT costs such as software development, data transmission media upgrades and software licenses and maintenance fees totaling $0.8 million; and

•	increased outside legal and audit fees related to the Company’s restatement of its prior period financial statements and filing of its 2005 annual report on Form 10-K, totaling $0.8 million.

During the three months ended March 31, 2006 the Company recorded restructuring and other charges totaling $1.3 million, which consisted primarily of employee severance, branch office closure costs and legal/audit costs associated with the restatement of the Company’s consolidated financial statements. The restructuring charges totaled $0.4 million and were recorded as a result of the ongoing reorganization in the core Portamedic business.

During the three months ended March 31, 2005 the Company recorded restructuring charges totaling $1.0 million, which consisted of employee severance and branch office closure costs.

Claims Evaluation Division

The CED’s SG&A expenses in the first quarter of 2006 were lower than in the same period of the prior year, in absolute dollar terms. The savings resulted primarily from the consolidation of the CED companies into Hooper Evaluations and the resultant headcount reductions.

Operating Income (Loss)

Consolidated operating loss for the first quarter of 2006 was ($2.1 million), or (2.8%) of revenue, compared to operating income in the first quarter of 2005 of $3.6 million, or 4.4% of consolidated revenues.

Health Information Division. As a result of the factors discussed above, the HID segment recorded an operating loss of $2.3 million in the first quarter of 2006, compared to operating income of $2.9 million in the first quarter of 2005.

Claims Evaluation Division. The CED’s operating income in the first quarter of 2006 was $0.2 million, compared to $0.7 million in the first quarter of 2005.

Income Taxes

The effective tax rate (benefit) for first quarter 2006 and 2005 was (41.1%) and 40.3%, respectively. The tax benefit in first quarter 2006 is a result of our operating loss.

Net Income (Loss)

Net loss for the first quarter of 2006 was $1.4 million or $ (0.02) per diluted share compared to net income of $2.0 million or $0.03 per diluted share in the same period in the prior year.

Liquidity and Financial Resources

The Company’s primary sources of cash are: i) cash flows from operating activities and ii) the Company’s holdings of cash and cash equivalents. At March 31, 2006 and December 31, 2005, our working capital was $32.0 million and $33.8 million, respectively. Our current ratio as of March 31, 2006 and 2005 was 1.9 to 1 and 2.0 to 1, respectively. At March 31, 2006, the Company had $5.4 million in cash and cash equivalents and no debt outstanding under its credit agreement. As reported in note 12, the Company is currently in violation of its debt covenants imposed by the revolving credit agreement. As a result of these covenant violations, the Company currently does not have the ability to borrow under its revolving credit agreement. The Company is currently in the process of seeking to amend the terms of its credit agreement with its existing lenders, to restore short-term borrowing availability. In addition, the Company is also exploring alternative long-term financing options to replace its existing revolving credit facility. If alternative financing options can be arranged, such financing may entail a lower amount of permitted borrowings, higher interest rates or more restrictive covenants than under the terms of our existing credit agreement.

There can be no assurance that we will be able to amend the terms of our existing credit agreement or that alternative financing options will be available on terms acceptable to the Company. In the event the Company is unable to amend the existing credit agreement, our ability to finance our operations may be constrained by our operating cash flows and existing holdings of cash and cash equivalents. A continuation of the decline in our operating results will result in a decline in our operating cash flows, further limiting our ability to finance our operations and meet our contractual obligations.

Based on projected cash flows from operations, existing cash and cash equivalents, and other potential sources of borrowings, the Company believes that it will have sufficient funds to meet its cash needs through March 31, 2007.

Cash Flows used in Operating Activities

In first quarter of 2006, net cash used in operating activities was $2.4 million compared to $2.0 million in the first quarter of 2005.

The net cash used in operating activities in the first quarter 2006 reflects a net loss of $1.4 million, and includes $1.6 million in depreciation and amortization. Changes in working capital items included:

•	an increase in accounts receivable of $3.1 million, partially attributable to new contract terms with certain customers that allow for payment beyond the Company-standard of net 30 days. Consolidated days sales outstanding, measured on a rolling 90-day basis, increased to 57 days at March 31, 2006, compared to 56 days at December 31, 2005 and 53 days at March 31, 2005;

•	an increase in accounts payable and accrued expenses of $2.0 million was primarily due to increased accruals for professional services related to the restatement of the Company’s prior period financial statements and filing of the 2005 annual report on Form 10-K and increased compensation and benefits accruals; and

•	An increase in income tax receivable of $1.9 million reflecting the tax impact of our first quarter 2006 operating loss, which we can carryback to offset taxes paid in previous years.

In the first quarter of 2005, net cash used in operating activities was $2.0 million. The significant sources were net income of $2.0 million adjusted for the non-cash expenses of $2.2 million for depreciation and amortization. These items were offset by an increase in accounts receivable of $6.9 million and a increase in accounts payable and accrued expenses of $0.7 million.

Cash Flows used in Investing Activities

During the first quarter of 2006, we used net cash of $2.9 million in investing activities. The Company used net cash of $1.6 million on capital expenditures, including the upgrading of the Company’s financial software system and branch operating system software and hardware.

In addition, the Company made required performance related payments related to the Allegiance Health, Inc., and Medimax Inc. acquisitions totaling $0.3 million. The Company also acquired Doctors Direct-UK for $1.1 million in cash in January 2006. During the second quarter of 2006, the Company made performance related payments totaling $0.6 million pertaining to the Michigan Evaluation Group acquisition. This payment was also funded from existing cash balances.

During the first quarter of 2005, we used net cash of $0.9 million in investing activities. The Company made performance related payments related to the Medimax, Inc. acquisition of $0.9 million in cash in January and February 2005.

In addition, the Company used net cash of $0.7 million on capital expenditures offset by net proceeds of $0.7 provided from marketable securities.

Given our operating results for the past two years and our new management team’s immediate focus on expense management, we do not anticipate increasing our capital expenditures in the year ended December 31, 2006, as compared to December 31, 2005.

Cash Flows used in Financing Activities

During first quarter 2006, cash flows used in financing activities were $0.9 million, which included a $1.0 million bank debt payment. Partially offsetting this use was $0.1 million received in proceeds derived from the exercise of stock options. We also are obligated to make an additional payment in connection with the Heritage Labs acquisition of $2.8 million in July 2006.

In the first quarter 2005, cash flows used in financing activities were $2.0 million, which included $1.0 million in dividends paid and $1.0 million in debt payments.

Our Credit Facility

On October 29, 1999, the Company entered into a $100.0 million Amended and Restated Revolving Credit and Term Loan Agreement with three banks. This senior credit facility consists of a $65.0 million, six-year term loan, and a $35.0 million, three-year revolving loan, both unsecured. During 2001, the three-year revolving loan expiration date was extended for one year to October 31, 2003. During 2003, the revolving loan expiration date was extended for three years to October 31, 2006. As of March 31, 2006 and December 31, 2005, $-0- and $1.0 million were outstanding under the term loan, respectively. The final principal payment under the term loan of $1.0 million was paid in January 2006; there are no additional borrowings available under the term loan.

Prior to the amendment of the credit agreement in April 2006 (described below), the revolving loan bore interest at either the prime rate minus  1/2% to plus  1/4% or LIBOR plus  3/4% to 1 3/4%, depending on the ratio of our consolidated funded debt, as defined, to earnings before interest, taxes, depreciation and amortization, or “EBITDA.” As of March 31, 2006 and 2005, interest was payable at effective average annual interest rates of 5.11% and 3.41%, respectively. Also, commitment fees of up to 0.3% are charged on the unused revolving loan, and the agreement contains certain financial covenants, including covenants related to the incurrence of consolidated net losses, the payment of dividends, fixed charge coverage and funded debt to “EBITDA” ratio, and stock re-purchases.

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

On April 25, 2006, the Company entered into a further amendment to the Amended and Restated Credit Agreement with the lenders. In conjunction with this amendment, one of the lenders withdrew from the credit facility. The significant terms of this amendment are as follows:

i)	the maximum available revolving credit amount was reduced from $35.0 million to $15.0 million;

ii)	the expiration date of the revolving loan was extended from October 31, 2006 to January 2, 2007;

iii)	indebtedness incurred under the revolving loan will bear interest at either the prime rate plus 0.25% or LIBOR plus 1.50% and commitment fees of up to 0.25% are charged on the unused portion of the facility;

iv)	the Company’s consolidated monthly pre-tax income cannot be less than $0.6 million for April and May 2006, $0.8 million for June and July 2006, and $0.9 million in the months thereafter;

v)	the consolidated fixed charge coverage ratio cannot be less than 0.65 to 1.00 for the quarter ended March 31, 2006, 1.20 to 1.00 for the quarter ending June 30, 2006 and 1.50 to 1.00 for each quarter thereafter, measured on an actual year-to-date basis;

vi)	the consolidated funded debt to EBITDA ratio cannot exceed 2.50 to 1.00 at any time, measured on a quarterly basis and year-to-date cumulatively for 2006;

vii)	the Company cannot convey, lease, sell, transfer or assign any assets or properties owned or hereafter acquired except in the ordinary course of business;

viii)	the Company cannot declare or make any dividend payments or other distribution of assets;

ix)	the Company cannot purchase, redeem or otherwise acquire the value of any share of any class of stock of the Company; and

x)	the Company cannot make loans or advances to any subsidiary or affiliate of the Company unless the subsidiary is a guarantor of the obligations under the agreement, and if not, advances or loans cannot exceed $0.5 million.

To secure the Company’s obligations under the credit facility, as amended, the Company granted to the lenders a security interest in and lien upon all property and assets of the Company and its domestic subsidiaries under the terms of a security agreement.

The Company paid a waiver and modification fee of $0.1 million in connection with the amendment and the waiver.

For the quarter ended March 31, 2006, the Company was not in compliance with a covenant that requires submission of its unaudited consolidated financial statements within 60 days from fiscal quarter-end. On June 19, 2006, the Company obtained a waiver from its lenders for violating this covenant.

As of March 31, 2006, and as of the filing of this Form 10-Q, the Company has no debt outstanding against its credit facility.

For the month ended April 30, 2006, the Company was not in compliance with the monthly pre-tax income requirement, and did not provide consolidated financial statements within 30 days of the month ended April 30, 2006. Additionally, the Company expects that it will not be able to meet the monthly consolidated pre-tax income requirement for May and June 2006. As a result of these covenant violations, the Company currently does not have the ability to borrow under its revolving credit agreement. The Company is in the process of seeking to amend the terms of the April 25, 2006 credit agreement with its existing lenders, and is also exploring alternative long-term financing options, which will replace its existing revolving credit facility

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchases

In April 2005, our Board of Directors adopted a resolution authorizing the repurchase of up to 1.5 million shares of our common stock in any calendar year on the open market or through private transactions, provided that such purchases are for the purpose of funding the Stock Purchase Plan, stock option plans and other permissible purposes. All share repurchases are to be made in compliance with applicable rules and regulations and may be discontinued at any time. The Company did not purchase any shares in first quarter 2006.

As a result of the amendment to our credit agreement executed on April 25, 2006, the Company is not permitted to purchase any shares of its common stock.

Contractual Obligations

The Company has acquisition-related payments due in the period April 1, 2006 through December 31, 2006 of $3,874, including $2,827 of seller financed debt from the Heritage acquisition in 2003.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There was only one change to the Company’s critical accounting policies during the three months ended March 31, 2006 related to the adoption of SFAS No. 123R “Share-based Payment”, which is described more fully in footnote 5 of the Notes to the Consolidated Financial Statements. All other critical accounting policies are described in the Company’s 2005 annual report on Form 10-K.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

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

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of March 31, 2006.

Estimated

(in thousands)	2006	2007	2008	2009	2010	2011 & Thereafter	Total	Fair Value
Fixed rate investments	$288	$0	$0	$0	$0	$0	$288	$287
Average interest rates	3.78%						3.78%

The Company is also exposed to interest rate risk primarily through its borrowing activities, under its credit facilities as described in Note 12 to the Consolidated Financial Statements. The Company’s borrowings are under variable rate instruments. In the first quarter of 2006, a debt repayment of $1.0 million was made at an average interest rate of 5.11%. As of March 31, 2006 there were no borrowings outstanding.

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

Based on the Company’s market risk sensitive instruments (including investments and variable rate debt) outstanding at March 31, 2006, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

ITEM 4 Controls & Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as of the end of the period covered by this Form 10-Q (the “Evaluation Date”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective because of (i) the material weaknesses in the Company’s internal control over financial reporting disclosed in Item 9A (“Management’s Report on Internal Control Over Financial Reporting”) in the Company’s annual report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”), which have not been remediated as of March 31, 2006, and (ii) the additional matters described below under the caption “Changes in Internal Control over Financial Reporting.”

Changes in Internal Control over Financial Reporting

Our 2005 Form 10-K identified the following material weaknesses in the Company’s internal control over financial reporting:

•	inadequate financial statement preparation and review procedures;

•	ineffective controls over the application of unapplied cash receipts;

•	inadequate management oversight of subsidiaries’ financial information;

•	inadequate review of customer contracts; and

•	inadequate expertise in U.S. generally accepted accounting principles at subsidiary locations.

A more complete description of these material weaknesses can be found in Item 9A of the 2005 Form 10-K.

The Company has taken certain steps to remediate the above material weaknesses in its internal control over financial reporting and otherwise improve the overall design and operation of its control environment. These steps include:

•	hiring a new Chief Financial Officer in May 2006;

•	hiring a Director of Financial Reporting and Compliance in October 2005;

•	the monitoring (on a monthly basis), investigation and application of unapplied cash receipts; and

•	enhancing the awareness of the financial and general managers of certain Company subsidiaries of the Company’s revenue recognition policies.

On June 23, 2006, our General Counsel received correspondence from a former executive of a subsidiary of the Company who was terminated on June 7, 2006 (i) describing what he deemed to be several deficiencies in the Company’s business practices and internal controls over financial reporting, (ii) alleging instances of inaccurate billings by the Company and inaccurate information in respect of billings provided by certain of the independent paramedical entities with which the Company does business and (iii) asserting that the Company’s decision not to renew his employment contract with the Company, which is scheduled to expire July 1, 2006, was in retaliation for his prior complaints concerning these deficiencies. The Company’s termination and non-renewal of his employment agreement was unrelated to him having raised these matters.

Certain of the deficiencies raised by the former executive’s letter are subsumed within the material weaknesses in the Company’s internal control over financial reporting identified in the 2005 Form 10-K (e.g., inadequate management oversight of subsidiaries’ financial information and inadequate review of customer contracts). While the Company is not in agreement with the factual premise behind the deficiencies raised in the former executive’s letter, the Company’s management believes that certain of the deficiencies identified indicate a need for the Company to undertake further steps to enhance its internal control over financial reporting. These deficiencies include certain non-compliance with Company billing policies and inadequate documentation for certain billings for certain business units. In that regard, additional steps currently being considered are in the process of implementation include:

•	the development and documentation, and internal distribution to all Company business units, the Company’s financial and accounting policies and procedures;

•	periodic on-site visits by the Company’s senior financial staff and/or other experienced financial managers to Company business units to ensure that the Company’s financial and accounting policies and procedures have been implemented and are being followed; and

•	the design and development of a contract review policy intended to ensure proper billing practices and timely identification and accurate accounting treatment of contracts entered into by the Company and its affiliates.

Further, the Company’s Chief Financial Officer, with assistance from the Company’s senior financial staff and an outside consultant (unaffiliated with the Company’s independent registered public accounting firm), intends to initiate a review of the design of the Company’s financial reporting structure and the roles and responsibilities of its financial staff personnel, with the objective of improving the overall effectiveness and quality of the Company’s financial reporting.

Management believes that the remediation measures described above will strengthen the Company’s internal control over financial reporting and remediate the material weaknesses identified in Item 9A of the 2005 Form 10-K. The Company is committed to continuing to improve its internal control processes and will continue to review its disclosure controls and procedures and internal control over financial reporting. As management continues to evaluate and work to improve the Company’s controls, additional control deficiencies may be identified. Further, management may determine to take additional measures to address control deficiencies.

On January 1, 2006, the Company began a partial implementation of a new financial accounting system to replace its legacy mainframe system. The implementation included the replacement of the Company’s General Ledger and Accounts Payable modules. During the later half of 2006, the Company expects to complete the implementation of this new system when it replaces its Accounts Receivable and Billing modules.

In addition, during the first quarter of 2006, the Company began to implement its new branch office operating system. This software application will automate certain manual functions and improve quality and timeliness of paramedical examinations. The implementation is on-going and is expected to be completed in the third quarter of 2006.

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 and subsequent to the Evaluation Date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1 Legal Proceedings

A life insurance company client has informed the Company that, after investigation, it has determined that certain life insurance policies that it issued were procured by fraudulent means employed by insurance applicants, the client’s agents, the Company’s sub-contracted examiners and others. No claim has been asserted against the Company by the client, nor has the client produced any evidence pertaining to the matter. The service agreement between the Company and client contains certain indemnification provisions which may be applicable. While the Company believes that it is probable that the client will assert a claim against it for partial indemnification, it also believes that it has meritorious defenses to any such claim. The amount of the unasserted claim cannot be reasonably estimated by the Company at this time.

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

ITEM 1A Risk Factors

Readers should carefully consider, in connection with the other information in this Form 10-Q, the risk factors disclosed in Item 1A. “Risk Factors” in our 2005 annual report on Form 10-K. Certain of those risk factors are updated below.

Risks Related to the Company Generally

The Company is not in compliance with its financial covenants under the recently amended credit agreement governing its revolving credit facility and, as a result, does not currently have the ability to borrow under such facility.

Under the terms of the Company’s Amended and Restated Credit Agreement, as amended on April 25, 2006, the Company’s consolidated monthly pre-tax income cannot be less than $0.6 million for April and May 2006, $0.8 million for June and July 2006, and $0.9 million in the months thereafter. For the month ended April 30, 2006, the Company was not in compliance with the monthly consolidated pre-tax income requirement. Further, the Company expects that it will not be able to meet the monthly consolidated pre-tax income requirement for May or June 2006. As a result of its non-compliance with this financial covenant, the Company currently does not have the ability to borrow under its revolving credit facility.

The Company is also in the process of seeking to negotiate with its existing lenders a further amendment of the agreement, and is exploring alternative financing options which will replace its existing credit facility. If external financing can be arranged, such financing may entail a lower amount of permitted borrowings, higher interest rates and/or more restrictive financial covenants than under the terms of our existing revolving credit facility. If we are unable to enter into a new or amended credit facility, or other external financing arrangements, our ability to finance our operations may be constrained by our operating cash flows and existing holdings of cash and cash equivalents. A continuation of the decline in our operating results may contribute to a decline in our operating cash flows, further limiting our ability to finance our operations and meet our contractual commitments.

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

As disclosed in our 2005 annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. This assessment identified material weaknesses in our internal control over financial reporting as of that date. Accordingly, our management determined that our internal control over financial reporting was not effective as of December 31, 2005. Item 4 of Part II of this Form 10-Q describes the steps we have taken, and plan to take, to remediate the identified material weaknesses in our internal control over financial reporting and otherwise improve the overall design and operation of the Company’s control environment. Determining whether these steps are efficacious will require continuing review and testing. Further, these steps may not address other material weaknesses in our internal control over financial reporting that may exist but have not yet been identified. Any failure to maintain adequate internal control over financial reporting could prevent us from reporting our financial results in a complete and accurate, and timely, manner. If we are not able to report our future operating results and financial condition in such a manner, we could face litigation or regulatory action. Any of such consequences could adversely affect our business and result in a decline in the market price of our common stock.

Risks Related to Our Health Information Division

Improper actions by our paramedical examiners or our physician practitioners could cause us to lose business and result in claims against us or our incurring expenses to indemnify our life insurance carrier customers.

In the first quarter of 2006, a life insurance company client informed us that, after investigation, the client has determined that it issued certain life insurance policies that were procured by fraudulent means employed by insurance applicants, the client’s agents, the Company’s sub-contracted examiners and others. As of the date of filing this Form 10-Q, no claim has been asserted against the Company by the client, nor has the client produced any evidence pertaining to the matter. The service agreement between the Company and the client contains certain indemnification provisions which may be applicable. While the Company believes it is probable that the client will assert a claim against the Company for partial indemnification, it also believes that the Company has meritorious defenses to any such claim. However, the risk exists in this situation (and in other instances where allegations of wrongdoing are made regarding our paramedical examiners or physician practitioners) that the client relationship may be damaged, such that we experience a drop-off in the volume of business from a client or the loss of a client’s business.

Risks Related to Our Claims Evaluation Division

There are signs that the outsourced medical claims management market in the United States may be contracting, which may limit the potential growth of our Claims Evaluation Division’s business.

As we disclosed in the 2005 annual report on Form 10-K, our management perceives that the outsourced medical claims management market in the United States, including the market for our claims evaluation services (e.g., independent medical exams and peer reviews), may be contracting.

Property and casualty insurance is largely regulated on a state level. Most of the demand for our claims evaluation services is a function of insurers’ efforts to combat fraudulent claims by those who abuse existing no-fault personal injury protection and workers’ compensation insurance laws. Several states, including New York (where a significant portion of the CED’s revenues have been derived since the Company entered this business in 2002), have proposed or adopted reforms intended to more effectively combat fraud. While the Company is uncertain of the effect such reforms have had in combating fraud and lowering claims costs, our Claims Evaluation Division has observed a decline in the number of claims for which its customers are seeking the division’s services. The CED has also experienced a drop-off in the number of IMEs and peer reviews being performed per claim. We believe that the decreased use of IMEs and peer reviews may be attributable to insurers’ greater cost consciousness and their perception of the limited value of peer reviews based on unfavorable experiences in litigating insurance claims. In view of these developments, it appears that the growth potential of the CED’s business may be limited. Further, the division may be at a competitive disadvantage in dealing with a contracting market as a result of the more narrow focus of its present business activities relative to certain of its larger competitors that are engaged in other segments of the outsourced medical claims management market.

We may experience unintended negative consequences as a result of the realignment of the CED constituent companies into Hooper Evaluations, Inc.

Effective February 2006, we merged the four companies (i.e., D&D Associates, Medimax, Allegiance Health Inc. and Michigan Evaluation Group) into Hooper Evaluations, Inc. The restructuring of the CED’s businesses was motivated by the objective of lowering the division’s operating costs. However, the restructuring could have unintended negative consequences, including a loss of customers, business disruptions and/or loss of employees. Further, we may not realize the anticipated levels of cost improvements, greater efficiencies and improved synergies from this restructuring.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

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

Under FAS No. 123R, Share-Based Payment, the removal of the sale restrictions on the shares is considered to be a modification to the stock awards that will result in an increase to the fair value of the shares. The estimated aggregate increase in fair value of the shares was determined to be immaterial to the consolidated results of operations for the three months ended March 31, 2006.

ITEM 3 Defaults Upon Senior Securities

None

ITEM 4 Submission of Matters to a Vote of Security Holders

None

ITEM 5 Other Information

None

ITEM 6 Exhibits

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

Hooper Holmes, Inc.

Dated: June 29, 2006

By:	/s/ James D. Calver
James D. Calver
Chief Executive Officer and President

By:	/s/ Michael J. Shea
Michael J. Shea
Senior Vice President and
Chief Financial Officer