Form 10-Q
period 2006-06-30
HOOPER HOLMES INC
filed 2006-08-09
CIK 741815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2006

or

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

The number of shares outstanding on the Registrant’s common stock as of July 31, 2006 were:

Common Stock, $.04 par value – 66,576,779 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES

Hooper Holmes, Inc.

Consolidated Balance Sheets

(unaudited)

(In thousands, except share data)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$4,720	$11,683
Marketable securities	192	383

Accounts receivable, net	43,249	42,121
Deferred income taxes	1,318	1,295

Income tax receivable	8,806	5,612

Other current assets	4,878	4,907

Total current assets	63,163	66,001

Property, plant and equipment, at cost	44,039	40,563
Less: Accumulated depreciation and amortization	28,994	27,085

Property, plant and equipment, net	15,045	13,478
Goodwill	42,426	40,038

Intangible assets, net	10,865	12,203

Deferred income taxes	28,575	30,269
Other assets	478	342

Total assets	$160,552	$162,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$1,000

Accounts payable	12,679	13,706

Accrued expenses	18,280	17,523

Total current liabilities	30,959	32,229

Other long-term liabilities	1,469	1,200

Commitments and Contingencies
Stockholders’ equity:

Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 67,499,074 as of June 30, 2006 and December 31, 2005	2,700	2,700

Additional paid-in capital	120,571	121,278

Accumulated other comprehensive income	984	354
Retained earnings	12,759	14,574

	137,014	138,906
Less: Treasury stock, at cost 1,180,795 shares and 1,328,795 shares as of June 30, 2006 and December 31, 2005, respectively	8,890	10,004

Total stockholders’ equity	128,124	128,902

Total liabilities and stockholders’ equity	$160,552	$162,331

See accompanying notes to unaudited consolidated financial statements.

Hooper Holmes, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005 (Restated)	2006	2005 (Restated)
Revenues	$75,637	$84,389	$152,438	$166,418
Cost of operations	56,864	60,689	115,172	119,561

Gross profit	18,773	23,700	37,266	46,857

Selling, general and administrative expenses	19,192	18,458	38,545	36,944
Restructuring and other charges	463	—	1,732	1,041

Operating income (loss)	(882)	5,242	(3,011)	8,872

Other income (expense):
Interest expense	(98)	(112)	(186)	(292)
Interest Income	47	76	85	123
Other expense, net	(87)	(131)	(202)	(227)

	(138)	(167)	(303)	(396)

Income (loss) before income taxes	(1,020)	5,075	(3,314)	8,476

Income tax (benefit) provision	(556)	1,982	(1,499)	3,351

Net income (loss)	$(464)	$3,093	$(1,815)	$5,125

Earnings (loss) per share:
Basic	$(0.01)	$0.05	$(0.03)	$0.08
Diluted	$(0.01)	$0.05	$(0.03)	$0.08
Weighted average shares - basic	66,288,345	65,283,711	66,242,798	65,261,409
Weighted average shares - diluted	66,288,345	66,255,343	66,242,798	66,358,120

See accompanying notes to unaudited consolidated financial statements.

Hooper Holmes, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six months ended June 30,
	2006	2005 (Restated)
Cash flows from operating activities:
Net income (loss)	$(1,815)	$5,125

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation expense	1,810	1,643
Amortization expense	1,461	2,582
Provision for bad debt expense	77	67
Deferred income taxes	1,691	(440)
Net realized losses on marketable securities available for sale	—	10
FAS 123R compensation expense for stock options & employee stock purchase plan	40	—
Issuance of director’s stock awards	—	152
Loss on sale of fixed assets	55	79
Change in assets and liabilities, net of effect from acquisition of business:
Accounts receivable	(299)	(6,218)
Other assets	6	(1,247)
Income tax receivable	(3,194)	—
Accounts payable and accrued expenses	(825)	1,222

Net cash (used in) provided by operating activities	(993)	2,975

Cash flows from investing activities:
Purchases of marketable securities	—	(1,204)
Redemptions of marketable securities	193	6,009
Business acquisitions, net of cash acquired	(1,963)	(4,202)
Capital expenditures	(3,348)	(2,275)

Net cash used in investing activities	(5,118)	(1,672)

Cash flows from financing activities:
Principal payments on long-term debt	(1,000)	(973)
Seller financed debt	(100)	(1,796)
Proceeds related to the exercise of stock options	301	336
Excess tax benefits from stock option exercises	67	—
Treasury stock acquired	—	(80)
Dividends paid	—	(1,957)

Net cash used in financing activities	(732)	(4,470)

Effect of exchange rate changes on cash	(120)	(161)

Net decrease in cash and cash equivalents	(6,963)	(3,328)
Cash and cash equivalents at beginning of period	11,683	16,973

Cash and cash equivalents at end of period	$4,720	$13,645

Supplemental disclosure of non-cash investing activity:
Change in net unrealized gain on marketable securities	$1	$10
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$67	$138
Income taxes	$194	$2,674

See accompanying notes to the unaudited consolidated financial statements

HOOPER HOLMES, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2006

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

The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

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

As a result of the restatement, originally reported net income for the three month period ended June 30, 2005 was increased by $218 ($0.00 per diluted share). For the six month period ended June 30, 2005 originally reported net income was reduced by $125 ($0.00 per diluted share).

The following discussion describes the nature and impact of the restatement items on the June 30, 2005 relevant financial statement captions.

(a) Revenue Recognition

During the three and six month periods ended June 30, 2005, the Company incorrectly recorded certain revenue transactions as follows:

The Company recognized revenue related to medical information gathering services at the time the services were rendered, although payment for the services was contingent upon the successful outcome of the legal disputes in connection with which such services were obtained. An adjustment of $89 and $17 was recorded to increase revenue and accounts receivable as of and for the three and six month periods ended June 30, 2005, respectively. These adjustments were to record the effect on revenue for services where the contingency had been resolved during the applicable period.

The Company over-billed two clients for certain expenses, namely postage expenses, as a result of a clerical error. During the three month period June 30, 2005, the Company incorrectly recorded an adjustment that included the impact of the over-billing error relative to previous periods. An adjustment of $544 and $336 was recorded to increase revenue and accounts receivable for the three and six month periods ended June 30, 2005, respectively, to record the billings in the correct periods.

One of the Company’s subsidiaries improperly recognized revenue prior to the service being completed. The subsidiary recorded revenue based on the number of applications received during the month, as opposed to the number of applications completed during the month. This revenue recognition practice was in effect prior to the Company acquiring the subsidiary. An adjustment of $96 and $292 was recorded to reduce revenue and increase deferred revenue as of and for the three and six month periods ended June 30, 2005, respectively.

(b) Lease Accounting

The Company recorded rent expense related to its branch offices based on the amount of the lease payments as opposed to on a straight line basis. An adjustment of $24 and $50 was recorded to increase rent expense and accrued expenses as of and for the three and six month periods ended June 30, 2005, respectively.

(c) Compensation Expense

In 2004, the Company recorded certain earn-out provisions related to acquisitions which should have been recorded ratably through 2005, as the earn-out criteria required continued employment as a condition of receiving the consideration. An adjustment of $68 and $135 was recorded to increase compensation expense and increase accrued expenses as of and for the three and six month periods ended June 30, 2005, respectively.

(d) Income Tax Effect of Restatement Adjustments

Represents tax effect of the restatement adjustments. An adjustment for the three month period ended June 30, 2005 of $110 was recorded to increase income tax expense and accrued expenses. For the six month period ended June 30, 2005 an adjustment for $116 was made to decrease income tax expense and accrued expenses.

(e) Business Acquisitions

In the first half of 2005, acquisition related payments of $3,388 were improperly reflected as a decrease in accrued expenses within cash used in operating activities in the consolidated statement of cash flows as opposed to cash used in investing activities.

(f) Accounts Receivable Credit Balances

In the second quarter of 2005, accounts receivable credit balances were written off and improperly recorded as revenue. These balances pertained to prior years and therefore an adjustment to reduce revenue and accounts receivable by $117 was recorded for the three and six month periods ended June 30, 2005, respectively.

(g) Seller-Financed Debt

For the six month period ended June 30, 2005 seller financed debt payments totaling $1,796 in connection with the Company’s acquisition of Heritage Labs, Inc. and Michigan Evaluation Group, Inc. were improperly reflected as a decrease in accrued expenses within cash used in operating activities in the consolidated statement of cash flows as opposed to cash flows used in financing activities.

As a result of various adjustments discussed above, modifications were required to previously filed footnotes: Note 5, Note 6 and Note 10.

The following tables present the effect of the restatement on the unaudited consolidated statements of operations for the three and six month periods ended June 30, 2005 and on the statement of cash flows for the six month period ended June 30, 2005.

Consolidated Statements of Operations

	Three months ended June 30, 2005				Six months ended June 30, 2005
	As Reported	Effect of Restatement	Adjustment Description	As Restated	As Reported	Effect of Restatement	Adjustment Description	As Restated
Revenues	$83,969	420	(a) (f)	84,389	$166,474	(56)	(a) (f)	166,418
Cost of operations	60,665	24	(b)	60,689	119,511	50	(b)	119,561

Gross profit	23,304	396		23,700	46,963	(106)		46,857

Selling, general and administrative expenses	18,390	68	(c)	18,458	36,809	135	(c)	36,944
Restructuring and other charges	—	—		—	1,041			1,041

Operating income	4,914	328		5,242	9,113	(241)		8,872

Interest/ other income (expense)	(167)			(167)	(396)			(396)
Income tax expense (benefit)	1,872	110	(d)	1,982	3,467	(116)	(d)	3,351

Net income/ (loss)	$2,875	$218		$3,093	$5,250	$(125)		$5,125

Earnings per share – Basic*	$0.04	$0.00		$0.05	$0.08	$(0.00)		$0.08
Earnings per share – Diluted*	$0.04	$0.00		$0.05	$0.08	$(0.00)		$0.08
Weighted average shares – Basic	65,283,711			65,283,711	65,261,409			65,261,409
Weighted average shares – Diluted	66,255,343			66,255,343	66,358,120			66,358,120

*	The sum of the “As Reported” and the “Effect of Restatement” Earnings Per Share amounts may not equal the “As Restated” Earnings Per Share due to rounding.

Consolidated Statement of Cash Flows

	Six months ended June 30,
	2005 As Reported	Effect of Restatement	Description	2005 Restated
Cash flows from operating activities:
Net income	$5,250	$(125)	(a) (b) (c) (d) (f)	$5,125
Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation expense	1,643			1,643
Amortization expense	2,582			2,582
Provision for bad debt expense	67			67 15
Deferred income taxes	(440)			(440)

Net realized losses on marketable securities available for sale	10			10

Issuance of director’s stock awards	152			152

Loss on sale of fixed assets	79			79
Change in assets and liabilities, net of effect from acquisition of business:
Accounts receivable	(5,981)	(237)	(a) (f)	(6,218)
Other assets	(1,247)			(1,247)

Accounts payable and accrued expenses	(4,324)	5,546	(a) (b) (c) (d) (e) (g)	1,222

Net cash (used in) provided by operating activities	(2,209)	5,184		2,975

Cash flows from investing activities:

Purchases of marketable securities	(1,204)			(1,204)

Redemptions of marketable securities	6,009			6.009

Business acquisitions, net of cash acquired	(814)	(3,388)	(e)	(4,202)
Capital expenditures	(2,275)			(2,275)

Net cash (used in) provided by investing activities	1,716	(3,388)		(1,672)

Cash flows from financing activities:
Principal payments on long-term debt	(973)	—		(973)
Seller financed debt		(1,796)	(g)	(1,796)
Proceeds related to the exercise of stock options	336			336
Treasury stock acquired	(80)			(80)
Dividends paid	(1,957)			(1,957)

Net cash used in financing activities	(2,674)	(1.796)		(4,470)

Effect of exchange rate changes on cash	(161)			(161)

Net decrease in cash and cash equivalents	(3,328)	—		(3,328)
Cash and cash equivalents at beginning of period	16,973			16,973

Cash and cash equivalents at end of period	$13,645	$—		$13,645

Note 3: Liquidity

At June 30, 2006, the Company had $4,720 in cash and cash equivalents and no debt outstanding under its Amended and Restated Revolving Credit and Term Loan Agreement, as amended, (which is described more fully in Note 12). As reported in Note 12, the Company is currently, and anticipates in the future being, in violation of certain financial covenants under the credit agreement. The Company has requested a waiver from its lenders of such violations. This resulted in the Company’s agreeing to the terms of a Notice of Default, Reservation of Rights and Amendatory Letter (Amended and Restated), dated July 31, 2006, provided by Wachovia Bank, National Association, as agent and lender under the credit agreement. Under the terms of the letter, the Company and the lenders have agreed to the following:

(1)	During the period from July 13, 2006 to October 10, 2006 (referred to in the letter as the “Forbearance Period”) (a) the maximum amount the Company may borrow under the revolving credit facility provided under the credit agreement is reduced to $3.0 million from $15.0 million, and (b) the aggregate amount of all loans or advances to any subsidiary or affiliate of the Company under the credit agreement is increased from $0.5 million to $1.5 million. These revised terms are to apply to the revolving credit facility during the Forbearance Period unless the lenders provide the Company with written notice stating that these terms shall no longer apply.

(2)	Although the lenders are not granting a waiver of the covenant violations, they have agreed to forbear from terminating the credit commitments under the credit agreement, declaring all credit obligations immediately due and payable, and exercising their rights and remedies under the credit agreement, until the earlier of (i) the expiration of the Forbearance Period, or the occurrence of an event of default under the credit agreement other than the actual or anticipated violations of the financial covenants for which the Company sought a waiver.

The Company is currently reviewing alternative long-term financing options to replace its existing revolving credit facility. If alternative financing options can be arranged, such financing may entail a lower amount of permitted borrowings, higher interest rates or more restrictive covenants than under the terms of our existing credit agreement.

There can be no assurance that alternative financing options will be available on terms acceptable to the Company. In the event the Company is unable to obtain long-term financing, the Company’s ability to finance its operations may be constrained by its operating cash flows and existing holdings of cash and cash equivalents. A continuation of the decline in the Company’s operating results will result in a decline in such operating cash flows, further limiting the Company’s ability to finance its operations and meet its contractual obligations. The Company has reported a net decrease in cash and cash equivalents of $ 6,963 for the first half of 2006. For the same period in the prior year, $3,328 was reported as a net decrease in cash and cash equivalents.

Based on projected cash flows from operations, existing cash and cash equivalents, and other potential sources of borrowings, the Company believes that it will have sufficient funds to meet its cash needs through June 30, 2007.

Note 4: Earnings Per Share

“Basic” earnings (loss) per share equals net income (loss) divided by the weighted average common shares outstanding during the period. “Diluted” earnings (loss) per share equals net income (loss) divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. Common stock equivalents were 0, and 971,632 for the three months ended June 30, 2006 and 2005, respectively. Common Stock equivalents were 0 and 1,096,711 for the six months ended June 30, 2006 and 2005, respectively. These shares are assumed to be issued if outstanding stock options were exercised.

Our net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the three months and six month periods ended June 30, 2006, because the inclusion of common stock equivalents would be antidilutive. Specifically, options to purchase 8,411,300 shares of the Company’s common stock were excluded from the calculation of diluted loss per share for the three and six month periods ended June 30, 2006. Options to purchase 9,487,718 and 9,362,639 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share for the three and six month periods ended June 30, 2005, because their exercise prices exceeded the average market price of outstanding common shares for such periods and were, therefore, antidilutive.

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

On January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. Under this method, the Company is required to record compensation cost for the unvested portion of previously granted awards that remain outstanding as of January 1, 2006. We previously accounted for our share-based compensation under the recognition and measurement principle of APB No. 25 and related interpretations. Prior to our adoption of SFAS 123R, no share-based compensation cost was reflected in net income for stock options, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Also, prior to our adoption of SFAS 123R, compensation cost for restricted (“non-vested”) stock was recorded based on the market value of the underlying common stock on the date of the grant.

Stock Option Plans — The Company’s stockholders approved stock option plans providing for the grant of options exercisable for up to 4,000,000 shares of common stock in 1992 and 1994, 2,400,000 shares in 1997, 2,000,000 shares in 1999 and 3,000,000 shares in 2002, which provide that options may be granted to management. Options are granted at fair value on the date of grant and are exercisable as follows: 25% after two years and 25% on each of three anniversary dates thereafter, with contract lives of 10 years from the date of grant. At June 30, 2006, the Company is authorized to grant options exercisable for approximately 1,555,200 shares under the plans.

On January 31, 2005, the Company accelerated the vesting of all of the Company’s unvested stock options awarded to officers and employees under the 1992, 1994, 1997 and 1999 Stock Option Plans, which had an exercise price greater than $5.05, the closing price of the Company’s common stock on January 31, 2005. As a result of the acceleration, options to acquire approximately 1.6 million shares of the Company’s common stock, with exercise prices ranging from $5.47 to $10.47, which would have otherwise vested over the next 48 months, became immediately exercisable.

On December 20, 2005, the Company accelerated the vesting of options for all grants which had an exercise price equal to or greater than $2.65, the closing price of the Company’s common stock on December 20, 2005. As a result of the acceleration, options to acquire 2,060,000 shares of the Company’s common stock, with exercise prices ranging from $3.46 to $5.02, which would have otherwise vested over the next 5 years, became immediately exercisable.

The Company’s decision to accelerate the vesting of these options (which represented all remaining unvested stock options outstanding) was in response to a review of the Company’s long term incentive compensation programs in light of changes in market practices and changes in accounting rules resulting from the issuance of SFAS 123R. Management believes that accelerating the vesting of these options prior to the adoption of SFAS 123R, will result in the Company not being required to recognize compensation expense of $0.9 million in 2006 and $0.8 million in subsequent years through 2010.

As discussed above, the Company accelerated the vesting of all unvested stock options. As a result, the adoption of SFAS 123R had no impact on stock option awards that were outstanding as of January 1, 2006. However, the adoption of SFAS 123R resulted in the Company recording $32 and $40 of compensation cost in selling, general and administrative expenses, for the three and six month periods ended June 30, 2006, respectively, related to stock-based compensation granted during 2006. The effect on net loss, cash flows used in operations and cash flows from financing activities from the adoption of SFAS 123R for the three month period ended June 30, 2006, was ($18), ($44) and $44, respectively. For the six month period ended June 30, 2006, the effect on net loss, cash flows used in operations and cash flows from financing activities was ($22), ($67) and $67, respectively. There was no material effect on basic and diluted loss per share for the three and six month periods ended June 30, 2006 from the adoption of SFAS 123R.

Stock Purchase Plan — In 2003, the Company’s shareholders approved the 2004 Employee Stock Purchase Plan, which provides for granting of purchase rights for up to 2,000,000 shares of Company stock. The plan provides for the purchase of shares on the date 13 months from the grant date (the purchase date). During the period between the grant date and the purchase date, up to 10% of a participating employee’s compensation is withheld to fund the purchase of shares under the plan. Employees can cancel their purchases at any time during the period without penalty. The purchase price is 95% of the closing price of the common stock on the grant date. In February 2004, the Company granted purchase rights for approximately 69,874 shares with the aggregate purchase price payable for such shares being approximately $416. The February 2004 plan offering terminated in February 2005 in accordance with the plan’s automatic termination provision. In February 2005, the Company granted purchase rights for approximately 62,790 shares with the aggregate purchase price payable for such shares being approximately $264. The February 2005 plan offering terminated in February 2006 in accordance with the plan’s automatic termination provision. In February 2006, purchase rights for 94,435 shares were granted with an aggregate fair value of $65, based on a Black Scholes pricing model.

Stock Awards — On January 28, 2003, the Company’s Board of Directors passed a resolution to award non-employee directors of the Company up to a maximum of 15,000 shares of the Company’s common stock as compensation. Each non-employee director was awarded 5,000 shares on January 31, 2005, 2004 and 2003, which vested immediately. All shares awarded are restricted under SEC Rule 144, and may not be sold or transferred by the director until four years from the date of issue. In January 2006, the Board adopted a resolution removing all contractual restrictions with respect to any such shares held by a director who retires from the Board and is not removed with cause.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” to all share-based employee compensation for the three months and six months ended June 30, 2005. Option forfeitures were accounted for as they occurred and no amounts of compensation expense have been capitalized, but instead were considered period expenses in the pro forma amounts below.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income (loss) as restated	$3,093	$5,125
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	—	91
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	182	1,604

Pro forma net income (loss)	$2,911	$3,612

Earnings per share:
Basic, as reported	$.05	$.08
Basic, pro forma	.04	.06
Diluted, as reported	.05	.08
Diluted, pro forma	.04	.05

The fair value of the 2005 and 2006 stock option grants were estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Expected life (years)	6.32	6.65	6.54	6.59
Expected volatility	46.74%	51.71%	46.30%	51.78%
Risk-free interest rate	5.03%	4.1%	4.71%	4.08%

Dividend Yield	0.00%	1.42%	0.00%	1.40%

Weighted average grant date fair value of options	$1.64	$1.90	$1.72	$1.95

Options issued	100,000	255,000	200,000	305,000

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

The following table summarizes stock option activity for the six month period ended June 30, 2006:

	Shares	Weighted Average Exercise Price Per Share	Weighed Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding Balance, December 31, 2005	9,533,125	$5.75

Granted	200,000	$3.24
Exercised	(148,000)	2.03
Cancelled	(1,100,550)	7.38
Forfeitures	(73,275)	4.38

Outstanding Balance, June 30, 2006	8,411,300	$5.56	4.3	$1,195

Options exercisable - June 30, 2006	8,211,300	$5.61	4.3	$1,195

At January 1, 2006, and June 30, 2006, 90,000 shares of stock awards were outstanding with a weighted average grant date fair value of $5.80 per share. For the three and six month periods ended June 30, 2005 the Company recorded $0 and $152, respectively, of compensation expense related to the grant of stock awards. No grants of stock awards were made during the three or six month periods ended June 30, 2006.

The total intrinsic value of stock options exercised during the three and six month periods ended June 30, 2006 was $106 and $164, respectively, and for the three and six month periods ended June 30, 2005 was $686 and $767, respectively. Treasury shares have been utilized and reissued upon stock option exercises. There were no stock options vested during the three and six month periods ended June 30, 2006. The fair value of shares vested in the three and six month periods ended June 30, 2005 was $0 and $7,860, respectively. As of June 30, 2006, there was approximately $317 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over 4.7 years.

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires that the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. Cash received and the tax benefit realized from stock options exercised were $301 and $67 for the six month period ended June 30, 2006 and $336 and $287 for the six month period ended June 30, 2005, respectively.

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

During the second quarter of 2006, the Company granted a total of 100,000 options to its newly hired Chief Financial Officer. The fair value of the stock options granted was determined on the date of grant using the Black-Scholes option pricing model. The fair value of the stock options granted was $1.64 per share.

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

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005 Restated	2006	2005 Restated
Net income (loss)	(464)	$3,093	$(1,815)	$5,125
Other comprehensive income:
Unrealized holding gains on marketable securities arising during the period	—	—	1	1
Less: reclassification adjustment for Losses included in net income	—	—	—	5

Net unrealized gain on securities, net of tax	—	—	1	6

Foreign currency translation	468	(539)	629	(704)

Total other comprehensive income (loss)	$4	$2,554	$(1,185)	$4,427

Note 7: Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale-sale securities by major security type and class of security at June 30, 2006 and December 31, 2005, were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
At June 30, 2006
Bank certificates of deposit	$192	$—	$—	$192

At December 31, 2005
Bank certificates of deposit	$385	$—	$(2)	$383

Proceeds from the sale of investment securities available-for-sale were $193 in the six months ended June 30, 2006 and $6,009 for the six months ended June 30, 2005. Gross realized gains included in income for the six months ended June 30, 2006 and 2005 were $0 for both years, and gross realized losses included in income for the six months ended June 30, 2006 and 2005 were $0 and $10, respectively.

Note 8: Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by operating segment for the period from December 31, 2005 to June 30, 2006 are as follows:

	HID		CED		Total
Balance at December 31, 2005	$33,438		$6,600		$40,038
Acquisition goodwill	1,427	(a)	500	(b)	1,927
Foreign currency translation adjustment	461		—		461

Balance at June 30, 2006	$35,326		$7,100		$42,426

(a)	Represents goodwill associated with the first quarter 2006 acquisition by our U.K. subsidiary, Medicals Direct Group, of Doctors Direct. See Note 9.
(b)	Represents a performance-related payment related to the Company’s acquisition of Michigan Evaluation Group, Inc. that was earned during the three months ended June 30, 2006.

The following table presents certain information regarding the Company’s intangible assets as of June 30, 2006 and December 31, 2005. All identifiable intangible assets are being amortized over their useful lives, as indicated below, with no residual values.

	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
At June 30, 2006
Non-Competition agreements	4.5	$9,265	$8,682	$583
Customer relationships	9.6	15,847	9,626	6,221
Contractor network	7.0	5,700	5,548	152
Trademarks and tradename	13.7	4,342	433	3,909

		$35,154	$24,289	$10,865

At December 31, 2005
Non-Competition agreements	4.5	$9,265	$8,441	$824
Customer relationships	9.7	15,794	8,882	6,912
Contractor network	7.0	5,700	5,319	381
Trademarks and tradenames	13.7	4,342	256	4,086

		$35,101	$22,898	$12,203

The aggregate intangible amortization expense for the six months ended June 30, 2006 and 2005 was approximately $1,461 and $2,582, respectively. The decrease for the six months ended June 30, 2006 is a result of the intangible asset impairment charge recorded during the fourth quarter of 2005. A further discussion of the intangible asset charge can be found in Note 3 of the Notes to the Consolidated Financial Statements contained in our 2005 Annual Report on Form 10-K. Assuming no change in the gross carrying amount of intangible assets, the estimated acquired intangible amortization expense for fiscal year 2006 is $2,641 and for fiscal years 2007 through 2010 is $1,943, $1,644, $1,129 and $1,105, respectively.

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

As of June 30, 2006, the Company was in the process of finalizing the fair value of certain assets acquired, thus the preliminary allocation of the purchase price may change. The preliminary allocation of the purchase price for this acquisition is set forth below:

	Amount	Weighted Average Useful Life
Current assets	$301
Intangible assets (customer relationship)	53	9 years
Goodwill	1,427
Current liabilities	(674)

Total	$1,107

The Company recorded goodwill of $1,427 in connection with the acquisition, all of which is expected to be deductible for tax purposes. The goodwill was allocated to the HID segment.

The acquisition has been accounted for using the purchase method of accounting and the purchase price has been assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The unaudited consolidated financial statements include the results of operations from Doctors Direct since the date of acquisition. No pro forma financial information has been presented, as the effect on the Company’s 2005 financial statements would not have been material.

For the six months ended June 30, 2006 and 2005 the Company made the following payments related to prior year acquisitions:

	2006		2005
D & D Associates			$1,550	(c)
Michigan Evaluation Group, Inc.	500	(a)	300	(f)
	100	(e)	100	(e)
	50	(c)	—
Allegiance Health, Inc.	56	(b)	1,000	(c)
	—		427	(b)
Medimax, Inc.	250	(c)	925	(c)
Heritage Labs, Inc.			1,696	(d)

Total	$956		$5,998

(a) –	Represents additional consideration that was recorded as additional purchase price during the three months ended June 30, 2006 upon the achievement of certain performance criteria.
(b) –	Represents additional purchase price recorded in 2005 to reimburse the seller for certain tax consequences of the acquisition.
(c) –	Represents additional consideration that was recorded as additional purchase price in 2004 upon the achievement of certain performance criteria.
(d) –	Represents the payment of seller financed debt which was recorded as additional purchase price in 2003 upon acquisition.
(e) –	Represents the payment of seller financed debt which was recorded as additional purchase price in 2004 upon acquisition.
(f) –	Represents additional consideration that was recorded as additional purchase price in 2005 upon the achievement of certain performance criteria.

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

A summary of segment information for the three and six month periods ended June 30, 2006 and 2005 is presented below:

	Three months ended June 30, 2006			Six months ended June 30, 2006
	HID	CED	Total	HID	CED	Total
Revenue	$67,474	$8,163	$75,637	$136,031	$16,407	$152,438
Operating income (loss)	(1,426)	544	(882)	(3,745)	735	(3,011)

	Three months ended June 30, 2005 restated			Six months ended June 30, 2005 restated
	HID	CED	Total	HID	CED	Total
Revenue	$74,182	$10,207	$84,389	$145,632	$20,786	$166,418
Operating income (loss)	4,512	730	5,242	7,412	1,460	8,872

Note 11: Restructuring and Other Charges

During the three and six month periods ended June 30, 2006 the Company recorded restructuring and other charges totaling $0.5 million and $1.7 million, respectively, which consisted primarily of employee severance, branch office closure costs and legal/audit costs associated with the restatement of the Company’s prior years consolidated financial statements (see Note 2).

The restructuring charges totaled $0.5 million and $0.9 million for the three and six month periods ended June 30, 2006, respectively and were recorded as a result of the ongoing reorganization in the core Portamedic business in the HID segment.

A summary of the first and second quarters of 2006 restructuring charges and related payments are outlined in the table below:

	Charges	Payments	Balance at March 31, 2006	Charges	Payments	Balance at June 30, 2006
Severance	$0.3	$(0.3)	$—	$0.2	$(0.2)	$—
Lease Obligation	0.1	—	0.1	0.3	(0.2)	0.2

Total	$0.4	$(0.3)	$0.1	$0.5	$(0.4)	$0.2

For the year ended December 31, 2005, the Company recorded restructuring and other charges of $6.6 million, which included employee severance packages totaling $4.6 million, branch office closure costs of $0.6 million, and the write-off of certain purchased business application software of $1.4 million.

A roll-forward of the December 31, 2005 restructuring liability is outlined in the table below:

	Balance at December 31, 2005	Payments	Balance at March 31, 2006	Payments	Balance at June 30, 2006
Severance – HID	$1.8	$(0.8)	$1.0	$(0.1)	$0.9
Lease Obligation – CED	0.3	(0.3)	—	—	—

Total	$2.1	$(1.1)	$1.0	(0.1)	0.9

Note 12: Long-Term Debt

On October 29, 1999, the Company entered into a $100.0 million Amended and Restated Revolving Credit and Term Loan Agreement with three banks. The senior credit facility initially consisted of a $65.0 million, six-year term loan, and a $35.0 million, three-year revolving loan, both unsecured. During 2001, the three-year revolving loan expiration date was extended for one year to October 31, 2003. During 2003, the revolving loan expiration date was extended for three years to October 31, 2006. As of June 30, 2006 and December 31, 2005, $-0- and $1.0 million were outstanding under the term loan, respectively. The final principal payment under the term loan of $1.0 million was paid in January 2006; there are no additional borrowings available under the term loan.

Prior to the amendment of the credit agreement in April 2006 (described below), the revolving loan bore interest at either the prime rate minus  1/2% to plus  1/4% or LIBOR plus  3/4% to 1 3/4%, depending on the ratio of our consolidated funded debt, as defined, to earnings before interest, taxes, depreciation and amortization, or “EBITDA.” As of June 30, 2006 and 2005, interest was payable at effective average annual interest rates of 5.11% and 4.29%, respectively. Also, commitment fees of up to 0.3% are charged on the unused revolving loan, and the agreement contains certain financial covenants, including covenants related to the incurrence of consolidated net losses, the payment of dividends, fixed charge coverage and funded debt to “EBITDA” ratio, and stock re-purchases.

For the year ended December 31, 2005, the Company was not in compliance with a reporting requirement that required the Company to deliver its 2005 audited consolidated financials statements to the lenders within 100 days of its fiscal year-end. In addition, the Company was not in compliance with two financial covenants: (i) that the Company will not incur a consolidated net loss in any two fiscal quarters in any twelve consecutive months; and (ii) that the Company will not permit its consolidated fixed charge coverage ratio to be less than 1.50 to 1.0 for the period ended December 31, 2005. The Company recognized a consolidated net loss for the quarters ended September 30, 2005 and December 31, 2005. At December 31, 2005, the Company’s consolidated fixed charge coverage ratio was 1.10 to 1.00. On April 25, 2006, the Company obtained a waiver of the above-described issues of non-compliance from the lenders.

On April 25, 2006, the Company entered into an amendment to the Amended and Restated Credit Agreement with the lenders. In conjunction with this amendment, one of the lenders withdrew from the credit facility. The significant terms of this amendment are as follows:

i)	the maximum available revolving credit amount was reduced from $35.0 million to $15.0 million;

ii)	the expiration date of the revolving loan was extended from October 31, 2006 to January 2, 2007;

iii)	indebtedness incurred under the revolving loan will bear interest at either the prime rate plus 0.25% or LIBOR plus 1.50% and commitment fees of up to 0.25% are charged on the unused portion of the facility;

iv)	the Company’s consolidated monthly pre-tax income cannot be less than $0.6 million for April and May 2006, $0.8 million for June and July 2006, and $0.9 million in the months thereafter;

v)	the consolidated fixed charge coverage ratio cannot be less than 0.65 to 1.00 for the quarter ended March 31, 2006, 1.20 to 1.00 for the quarter ending June 30, 2006 and 1.50 to 1.00 for each quarter thereafter, measured on an actual year-to-date basis;

vi)	the consolidated funded debt to EBITDA ratio cannot exceed 2.50 to 1.00 at any time, measured on a quarterly basis and year-to-date cumulatively for 2006;

vii)	the Company cannot convey, lease, sell, transfer or assign any assets or properties owned or later acquired except in the ordinary course of business;

viii)	the Company cannot declare or make any dividend payments or other distribution of assets;

ix)	the Company cannot purchase, redeem or otherwise acquire the value of any share of any class of stock of the Company; and

x)	the Company cannot make loans or advances to any subsidiary or affiliate of the Company unless the subsidiary is a guarantor of the obligations under the agreement, and if not, advances or loans cannot exceed $0.5 million.

To secure the Company’s obligations under the credit facility, as amended, the Company granted to the lenders a security interest in and lien upon all property and assets of the Company and its domestic subsidiaries under the terms of a security agreement.

The Company paid a waiver and modification fee of $0.1 million in connection with the amendment and the waiver.

As of June 30, 2006, and as of the date of filing this Form 10-Q, the Company has no debt outstanding under its revolving credit facility.

Under the terms of the Company’s Amended and Restated Credit Agreement, as amended on April 25, 2006, the Company’s consolidated monthly pre-tax income cannot be less than $0.6 million for April and May 2006, and $0.8 million for June and July 2006, and $0.9 million in the months thereafter. For April, May and June 2006, the Company was not in compliance with the monthly consolidated pre-tax income requirement. Additionally, the Company was not in compliance with the consolidated fixed charge coverage ratio as of June 30, 2006. Accordingly, the Company requested a waiver from its lenders of such violations and anticipated future violations of certain financial covenants. This resulted in the Company’s agreeing to the terms of a Notice of Default, Reservation of Rights and Amendatory Letter (Amended and Restated) dated July 31, 2006, provided by Wachovia Bank, National Association, as agent and lender under the credit agreement. Under the terms of the letter, the Company and the lenders have agreed to the following:

(1)	During the period from July 13, 2006 to October 10, 2006 (referred to in the letter as the “Forbearance Period”) (a) the maximum amount the Company may borrow under the revolving credit facility provided under the credit agreement is reduced to $3.0 million from $15.0 million, and (b) the aggregate amount of all loans or advances to any subsidiary or affiliate of the Company under the credit agreement is increased from $0.5 million to $1.5 million. These revised terms are to apply to the revolving credit facility during the Forbearance Period unless the lenders provide the Company with written notice stating that these terms shall no longer apply.

(2)	Although the lenders are not granting a waiver of the covenant violations, they have agreed to forbear from terminating the credit commitments under the credit agreement, declaring all credit obligations immediately due and payable, and exercising their rights and remedies under the credit agreement, until the earlier of (i) the expiration of the Forbearance Period, or the occurrence of an event of default under the credit agreement other than the actual or anticipated violations of the financial covenants for which the Company sought a waiver.

The Company is currently reviewing alternative long-term financing options to replace its existing revolving credit facility. If alternative financing options can be arranged, such financing may entail a lower amount of permitted borrowings, higher interest rates or more restrictive covenants than under the terms of our existing credit agreement.

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

Note 14: Recently Announced Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, (Accounting for Uncertainty in Income Taxes”. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are evaluating the impact of this new pronouncement on our consolidated financial statements.

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

Forward-looking statements are based on management’s current assumptions, estimates and expectations of future events. We cannot guarantee that these assumptions and estimates are accurate or that the expectations will be realized. All of these forward-looking statements are subject to risks and uncertainties. Some of the factors that could cause our actual results to differ materially from those projected in any such forward-looking statements include, without limitation:

•	our ability to implement the strategic plans being formulated in connection with our new management team’s on-going strategic review of all aspects of the Company’s operations;

•	our ability to effect several expense management initiatives, including (i) aligning our costs with existing levels of revenues, (ii) making better use of our assets, particularly our branch offices and branch office personnel within our Portamedic paramedical examination business, and (iii) generating cost efficiencies through an enhanced information technology platform;

•	our meeting or exceeding our customers’ expectations with respect to the quality and timeliness of our services on a consistent basis;

•	our ability to enhance and expand our technology and network infrastructure;

•	our ability to finance our operations; and

•	our ability to anticipate key trends and developments affecting our businesses, and proactively position ourselves to seize opportunities presented by these trends and developments.

•	our ability to remediate the material weaknesses discussed in Item 4 contained in this report.

Our 2005 annual report on Form 10-K should be read in conjunction with this quarterly report on Form 10-Q. The section of the annual report and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2006 under the caption “Risk Factors” addresses some of the important risk factors that are affecting or may affect our business, results of operations and financial condition. See also the updating of our risk factor disclosure in Part II, Item 1A of our Form 10-Q for the first quarter of 2006 and this Form 10-Q. These risk factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors not identified could also have material adverse effects on our future results.

The forward-looking statements included in this quarterly report are made as of the date of this report. Other than as required by law, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect events or circumstances that subsequently occur or of which we hereafter become aware. Unless otherwise indicated, all references to the second quarter reflect our fiscal quarter that ends June 30, and all reference to the six months ended reflect the six month period ended June 30.

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

The restatement of our prior period financial statements was the principal cause of filing our 2005 Form 10-K with the SEC in early May 2006, after the deadline for such filing to be timely. The delay in filing the Form 10-K, in turn, contributed to our inability to file in a timely manner our quarterly report on Form 10-Q for the quarterly period ended March 31, 2006. We filed the Form 10-Q on June 30, 2006. The non-timely filing of our 2005 Form 10-K and the first quarter 2006 Form 10-Q prompted the American Stock Exchange (Amex) in each case to notify us that we were not in compliance with the Amex continued listing standards. However, upon filing the first quarter 2006 Form 10-Q the Company regained full compliance with the Amex continued listing standards.

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

Our Health Information Division accounted for 89.2% and 87.9% of our total revenues in the second quarter of 2006 and 2005, respectively. Our core Portamedic paramedical examination business accounted for 60.2% of our HID revenue and 53.7% of our total revenue in the second quarter of 2006 and 60.5% of our HID revenue and 53.2% of our total revenues in the second quarter of 2005. For the six month periods ended June 30, 2006 and 2005, HID accounted for 89.2% and 87.5% of our total revenues, respectively. Our Portamedic paramedical examination business accounted for 61.1% of our HID revenue and 54.6% of our total revenue in the first half of 2006 and 61.7% of our HID revenue and 54.0% of our total revenue in the first half of 2005.

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

Our Claims Evaluation Division accounted for 10.8% of our total revenues in each of the three months and six month periods ended June 30, 2006, compared to 12.1% and 12.5% in the three months and six month periods ended June 30, 2005.

Status of Our Bottom-Up Review of Our Business Operations and Turnaround Program

In the first quarter of 2006, our new management team, under the leadership of our new chief executive officer, initiated a front to back office review of all aspects of the Company’s business. The review, which is expected to be completed in September 2006, continues, to prove helpful to our new management team in assessing our organizational strengths and challenges and in plotting our future course of action. We presented a synopsis of our management’s assessment of those organizational strengths and challenges in our 2005 annual report on Form 10-K. See Item 1 “Business—Strategy” of the Form 10-K for further information.

Our operating results for the three and six month periods ended June 30, 2006 reflect a continuation of the negative trends we have identified in previous periodic reports , particularly with respect to our core Portamedic business. The decline in certain of our businesses has prompted management’s formulation of what is envisioned as a two-year turnaround program. Management anticipates that the Company will pursue the financial and other goals of this program in three phases:

Phase 1 - Expense Management

Phase 2 - Revenue Enhancement

Phase 3 - Growth Investment

As we disclosed in our 2005 annual report on Form 10-K, we envision the Phase 1 activity will be completed within an eight-month period, Phase 2 in the following eight months and Phase 3 thereafter. We began Phase 1 in April 2006.

Expense Management

The focus of the first phase of the program is expense management. Key components of Phase 1 include:

•	aligning our costs with existing (and for some of our businesses, declining) levels of revenues to restore operating margins;

•	making better use of our assets, particularly our Portamedic branch offices and branch office personnel;

•	completing the integration of operations of the acquired companies that comprise our Claims Evaluation Division to reduce overhead expenses;

•	enhancing our operational controls on a Company-wide basis;

•	enhancing the Company’s information technology platform to generate cost efficiencies; and

•	consolidating regional service centers into a national service center.

The discussion of our operating results for the three and six month periods ended June 30, 2006 that follows (see “Results of Operations”) reveals that in both of our divisions revenues have declined relative to the corresponding period of the prior year, while costs of operations and/or selling, general and administrative expenses (SG&A) as a percentage of revenues have increased. We completed several actions during the second quarter to address this situation, including:

•	effecting a reduction in force of approximately 100 people, most of whom were in the Portamedic business. This was achieved, in part, through a delayering of one level of management within Portamedic.

•	closing seven of our Portamedic branch offices in April and May, 2006. These offices were located in relatively close proximity to other branch offices, such that we anticipate we will experience minimal loss of paramedical exam volumes.

•	completing the integration of operations of the acquired companies that comprise our Claims Evaluation Division to reduce overhead expenses.

•	putting in effect certain cost-control measures (e.g., with respect to hiring, business travel).

We anticipate that the above-described measures will result in annualized cost savings of approximately $4.7 million. This amount will be partially offset by the increased costs associated with increased staffing, particularly in our Infolink business (where we have experienced increased volumes of tele-interviews and orders for attending physician statements), which we anticipate to be approximately $1.8 million on an annualized basis. We recorded restructuring charges of $0.5 million and $0.9 million for the three and six month periods ended June 30, 2006, respectively, in connection with the above listed cost savings measures, such costs consisting primarily of employee severance and branch office closure costs. As we continue to implement our expense management initiatives, we anticipate additional restructuring changes in the third and/or fourth quarters of 2006.

We have retained EHS Partners, a management consulting firm, to assist in the identification of additional ways we can extract cost savings within the organization. EHS Partners has an established track record in helping companies implement balanced revenue growth and cost cutting initiatives. EHS will be paid on a fee for success basis. These expense management efforts are on-going.

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

In our Health Information Division, we must address the factors that have contributed to the decline in volumes, average revenue per paramedical exam and operating margins we have experienced in our Portamedic business since 2003. In our prior periodic reports, we have identified what we perceive to be the more significant challenges facing this business, including:

•	the continuing decline in life insurance application activity in the United States, which we believe is reflective of the reported shift in consumers’ preferences away from individual life insurance and toward accumulation and investments products, such as annuities and mutual funds, as well as the reported drop-off in the number of insurance agents selling life insurance; and

•	the downward pricing pressure from our life insurance carrier customers, as well as our principal competitors.

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

We also continue to focus on another key area: our network of paramedical examiners. In general, paramedical examiners seek to maximize their income during the hours they provide their services. Factors that have a direct effect on their incomes include their order volume, ability to schedule paramedical exams in a time-efficient manner, the length of the exam (which can depend on whether certain medical information has been gathered in advance of the exam through, for example, a tele-interview with the insurance applicant, and whether the examiner is asked to obtain the applicant’s signature on various insurance forms), the distance between the locations where appointments are scheduled, and the fee arrangements with the coordinating company. To ensure that we work with our paramedical examiners in a manner that is mutually beneficial, we are focused on the following areas:

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

Our management believes we have the resources and organizational strengths to more effectively further the interests and objectives of both our customers and our network of paramedical examiners. Upon doing so, we anticipate that we will be able to grow our Portamedic revenues and improve the business’s operating margins. Although this process is part of Phase 2 of the turnaround program, our management has already begun to take certain steps to achieve these objectives, such as the institution of a commission-based compensation system among sales personnel. In addition, at the end of June 2006, we hired a new Chief Marketing Officer, who is expected to be an integral part of our revenue development and enhancement programs.

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

Despite the above described market conditions, our management believes there is growth potential in this business. The claims evaluation services market in the New York Tri-state area is still a fairly diffuse market. There are over 100 other IME providers serving the Tri-state area, many of which are small operations. There is potential to obtain additional business from existing property and casualty insurers and the business of new clients in this market. To realize this potential will require more concerted sales efforts, as well as enhanced customer service and turnaround times, the keys to customer satisfaction in this business.

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three and six months ended June 30, 2006 and June 30, 2005, respectively.

The table below sets forth the Company’s revenues by division and, in the case of HID, by component business for the periods indicated. Dollar amounts (other than share and per share figures) contained in the narrative discussion are in thousands, unless otherwise noted.

	Three months ended June 30,			Six months ended June 30,
	2006	2005 (Restated)	% Change	2006	2005 (Restated)	% Change
HID
Portamedic	$40,622	$44,897	-9.5%	$83,235	$89,917	-7.4%
Infolink	8,796	8,101	8.6%	16,835	15,084	11.6%
Medicals Direct Group (MDG)	9,543	11,238	-15.1%	19,071	21,728	-12.2%
Other	8,513	9,946	-14.4%	16,890	18,903	-10.6%

Total HID	67,474	74,182	-9.0%	136,031	145,632	-6.6%
CED	8,163	10,207	-20.0%	16,407	20,786	-21.1%

Total	$75,637	84,389	-10.4%	$152,438	$166,418	-8.4%

Revenues

Consolidated revenues for the three month period ended June 30, 2006 were $75,637, a decline of 10.4% from the corresponding period of the prior year. For the six month period ended June 30, 2006, our consolidated revenues were $152,438 compared with $166,418 in the corresponding period of the prior year, a decrease of $13,980 or 8.4%. As explained in greater detail below, the revenues of each of our two divisions were lower than the three and six month periods ended June 30, 2005.

Health Information Division

Our Health Information Division’s (HID) revenues of $67,474 in the second quarter of 2006 were $6,708 lower (9%) than in the second quarter of 2005. For the six month period ended June 30, 2006, our HID revenues were $136,031 compared to $145,632 in the same period of prior year, a decrease of $9,601 or 6.6%.

Portamedic

The decline in revenues of our Portamedic business (9.5% in the second quarter of 2006 and 7.4%

in the six month period ended June 30, 2006) has been the primary reason for the decline in HID revenues. The decline in Portamedic revenues in the three and six month periods ended June 30, 2006 reflected a combination of:

•	fewer paramedical examinations performed in the second quarter (580,000 in 2006 vs. 643,000 in 2005) and in the six month period ended June 30, ( 1,188,000 in 2006 vs. 1,283,000 in 2005); and

•	lower average revenue per paramedical examination in the second quarter ($72.38 in 2006 vs. $73.62 in 2005) and in the six month period ended June 30, ($71.93 in 2006 vs. $73.64 in 2005).

We attribute a portion of the reduction in the number of paramedical examinations performed in the second quarter and six month period ended June 30, 2006 to a decline in life insurance application activity in the United States and therefore the need for fewer paramedical examinations. In addition, the reduction in revenue reflects the continuing effect of the loss of a significant customer which began in the first quarter of 2005, and accounted for approximately 1.1% and 1.6% of the HID’s revenues in the second quarter and first half of 2005. Looking ahead, we anticipate that arrangements we entered into in the second quarter of 2006 with two insurers and a large brokerage firm will result in our arranging for paramedical examinations and conducting tele-interviews for these customers beginning in the third quarter of 2006. This new business, along with other initiatives currently underway to enhance revenues, are expected to increase future volume.

We attribute the decline in Portamedic’s average revenue per paramedical examination to downward pricing pressure from our life insurance customers.

Infolink

As reflected in the table above, our Infolink business (APS retrieval and tele-interviewing) continues to grow, with revenue increasing 8.6% to $8,796 in the second quarter of 2006 vs. $8,101 in the same period of the prior year. For the six month period ended June 30, 2006 Infolink revenues grew by 11.6% ($16,835 vs. $15,084 in the corresponding period of the prior year). The increase reflects the greater number of tele-interviewing reports generated for an increasing number of customers.

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

Medicals Direct Group

Medicals Direct Group’s second quarter 2006 revenues were down $1,695 or 15.1%, compared to same period of the prior year. Of this amount, approximately $147 was due to the change in the Pound Sterling/U.S.$ average exchange rate and approximately $1,548 (or 13.8%) represents a decline in MDG’s revenues. For the six month period ended June 30, 2006 revenues declined to $19,071 compared to $21,728 for the same period in the prior year, a decline of 12.2%. The impact of the change in the Pound Sterling/U.S. $ average exchange rate for the six month period ended June 30, 2006 accounted for a decline in revenues of $883 (or 4.0%). Approximately $1,774 (or 8.2%) is as a result of a decline in MDG’s revenues. The decline in MDG’s revenues (excluding the foreign exchange impact) for the second quarter is primarily attributable to a decrease in the outsourced underwriting business of $1,044 or 45.7% and a decrease in MDG’s medical screenings business of $660 or 8.5%, partially offset by incremental business generated from the Doctors Direct acquisition of $385. The revenue decline (excluding the foreign exchange impact) in the six month period ended June 30, 2006 is primarily attributable to a decrease in the outsourced underwriting business of $1,190 or 29.1% and a decrease in MDG’s medical screenings business of $749 or 5.0%, partially offset by the incremental business of Doctor’s Direct of $783.

The outsourced underwriting business represents approximately 12.0 % of MDG’s total revenue both in the second quarter and the six month period ended June 30, 2006. Two of MDG’s underwriting clients terminated their contracts in the first quarter of 2006 and one client anticipates terminating its contract in the third quarter. A fourth client has significantly reduced its use of MDG’s outsourced underwriting services as a result of declining life insurance policy sales and therefore, the need for MDG’s services, partially attributable to the decline in the U.K. housing market, among other factors, which is a key driver in purchasing life insurance policies in the UK.

MDG derives a significant portion of its revenues (73.6%) and (72.7%) in the second quarter and first half of 2006 from its screenings business (nurses and physicians medical exams). Revenues from this business decreased by 8.5% in the second quarter of 2006 and 5.0% in the six month period ended June 30, 2006 primarily due to volume reductions by two customers.

In January 2006, MDG acquired Doctors Direct, a primary care provider located in the U.K., which services private patients who cannot use the national healthcare system, such as tourists and other private patients, for approximately $1,107 in cash. Doctors Direct contributed $385 and $783 to MDG’s revenues for the three and six month periods ended June 30, 2006.

Other

Our remaining HID revenues consist principally of the revenues derived by Heritage Labs and Mid-America Agency Services (MAAS), our outsourced underwriting business in the U.S.

Heritage Labs’ revenues in the second quarter of 2006 were $4,512, a decline of $770 or 14.6%. For the six month period ended June 30, 2006, Heritage Labs’ revenues were $9,273 compared to $10,130 for the same period of the prior year, a decline of $857 or 8.5%. Heritage Labs tested fewer specimens (209,000 vs. 238,000) in the second quarter of 2006 compared to the corresponding period of the prior year, and (434,000 vs. 458,000) in the first six months of 2006 and 2005, respectively.

Heritage’s average revenue per specimen tested was higher in the second quarter and first half of 2006 ($14.56 vs. $13.79) and ($14.46 vs. $14.00), respectively. Additionally, revenue generated from the sale of specimen testing kits decreased approximately $495 during the second quarter of 2006. This decrease is due to reduced demand for DNA testing kits and reduced demand for Heritage specimen kits. The reduced demand for Heritage specimen kits is primarily attributable to the loss of a client as a result of that client being acquired by another insurance company, who is not a customer of Heritage.

MAAS’s revenues of $4,001 in the second quarter of 2006 were down $663 or 14.2% compared to the second quarter of 2005. For the six month period ended June 30, 2006 revenues were down $1,156 or 13.2%. The reduction was primarily due to significantly lower life insurance applications.

Claims Evaluation Division

Our Claims Evaluation Division (CED) now operates under the name of Hooper Evaluations, Inc. following the merger into Hooper Evaluations, Inc. of the four companies (i.e., D&D Associates, Medimax, Allegiance Health and Michigan Evaluation Group) we acquired between November 2002 and May 2004. The merger was effected in February 2006.

Our Claims Evaluation Division’s revenues in the second quarter of 2006 were $8,163, down $2,044 (or 20.0%) compared to the second quarter of 2005. For the six month period ended June 30, 2006 revenues were $16,407, down $4,379 (or 21.1%) compared to the same period in the prior year. The decline is primarily attributable to the following:

•	a reduction in peer reviews, which we believe reflects increased cost consciousness on the part of property and casualty insurance carriers, self-insured and third-party administrators and the perception that such reviews have been of limited value in litigating claims; and

•	a decrease in the number of claims referred to the division by its customer base.

As discussed in the Overview above, our management perceives that the outsourced medical claims management market in the United States, including the market for the CED’s claims evaluation services, may be contracting. However, the drop-off in the number of claims referred to the division in the second quarter and first six months of 2006 may be attributable to our customers losing market share to their competitors who are currently not customers of the division, rather than an overall reduction in claims in the geographic markets we serve, most notably New York. The Company does not feel there is an overall reduction in claims in the geographic markets we serve. In that regard, the CED is aware that certain P&C insurers have been experiencing increased claims activity. This reinforces the need for the CED to pursue the business of new clients. As a result, the Company has recently hired additional sales resources to address this need.

Cost of Operations

Our total cost of operations amounted to $56,864 in second quarter of 2006, compared to $60,689 for the second quarter of 2005. For the six months ended June 30, 2006, total cost of operations was $115,172 compared to $119,561 The following table shows the cost of operations as a percentage of revenues (and, in the case of the HID, further broken down by certain of its component businesses) for the quarterly periods ended June 30, 2006 and 2005, respectively and for the six month periods ended June 30, 2006 and 2005 respectively.

	Three months ended June 30,				Six months ended June 30,
(in thousands)	2006	As % of Revenues	2005 (Restated)	As % of Revenues	2006	As % of Revenues	2005 (Restated)	As % of Revenues
HID
Portamedic/Infolink	$39,072	79.1%	$39,645	74.8%	$79,362	79.3%	$77,815	74.1%
Medicals Direct	7,217	75.6%	8,356	74.4%	14,414	75.6%	16,347	75.2%
Other	4,878	57.3%	5,565	55.9%	9,660	57.2%	10,890	57.6%

Total HID	51,167	75.8%	53,566	72.2%	103,435	76.0%	105,052	72.1%
CED	5,697	69.8%	7,123	69.8%	11,736	71.5%	14,510	69.8%

Total	$56,864	75.2%	$60,689	71.9%	$115,172	75.6%	$119,561	71.8%

Health Information Division

Cost of operations for the Health Information Division was $51,167 in second quarter of 2006, compared to $53,566 in the second quarter of 2005. As a percentage of revenues, cost of operations increased to 75.8% in the second quarter of 2006, compared to 72.2% in the second quarter of 2005. The HID’s cost of operations for the six month period ended June 30, 2006 was $103,435 compared to $105,052 for the same period in the prior year. As a percentage of revenues, cost of operations increased to 76.0% compared to 72.1% for the same period in the prior year. The increase in the cost of operations as a percentage of the revenues in second quarter and first six months of 2006 was primarily attributable to:

•	the decline in revenues derived from our Portamedic, Medicals Direct and MAAS businesses, without a corresponding adjustment to the applicable cost structures; and

•	higher fees paid to contract paramedical examiners, reflecting the Company’s efforts to retain and recruit qualified examiners.

Claims Evaluation Division

In the second quarter of 2006, the CED’s cost of operations totaled $5,697, compared to $7,123 in the second quarter of 2005. As a percentage of revenues, cost of operations represented 69.8% for both periods. For the six month period ended June 30, 2006, the CED’s cost of operations was $11,736 compared to $14,510 for the same period in the prior year. As a percentage of revenues, cost of operations represented 71.5% and 69.8% in the first six months of 2006 and 2005, respectively. The increase in the first six months of 2006 was primarily attributable to:

•	lower revenue levels, particularly in the State of New York; and

•	higher costs associated with administering claims from Michigan and our upper New York State office requiring services to be performed in areas where the CED’s physician panels are not as extensive and/or concentrated as in the CED’s principal geographic markets (which, in general, implies higher costs per evaluation).

Selling, General and Administrative Expenses (Including Restructuring and Other Charges)

	Three months ended June 30,				Six months ended June 30,
(in thousands)	2006	% of revenues	2005	% of revenues	2006	% of revenues	2005	% of revenues
HID	17,733	26.3%	16,104	21.7%	36,341	26.7%	33,169	22.8%
CED	1,922	23.5%	2,354	23.1%	3,936	24.0%	4,816	23.2%

Total	$19,655	26.0%	$18,458	21.9%	$40,277	26.4%	$37,985	22.8%

Health Information Division

SG&A expenses for the HID increased $1,629 to $17,733 for the three month period ended June 30, 2006, compared to $16,104 in the same period of the prior year. The HID’s SG&A expenses represented 26.3% and 21.7% of the division’s revenues in the second quarter of 2006 and 2005, respectively. For the six month period ended June 30, 2006 SG&A expenses increased $3,172 to $36,341 compared to $33,169 in the same period of the prior year. The increase in the HID’s SG&A in the second quarter (which includes all corporate overhead) is primarily due to:

•	restructuring charges for employee severance and branch office closures totaling $463; and

•	increased IT costs such as data transmission media upgrades, software licenses, maintenance fees and depreciation totaling $820.

The increase in the HID’s SG&A in the first six months of 2006 is primarily due to:

•	increased IT costs such as data transmission media upgrades, software licenses, maintenance fees, depreciation and increased compensation totaling $2,000.

•	increased outside legal and audit fees related to the Company’s restatement of its prior period financial statements and the filing of its 2005 annual report on Form 10-K, totaling $867.

During the three month period ended June 30, 2006, the Company recorded restructuring charges in the HID totaling $463, which consisted primarily of employee severance and branch office closure costs. The restructuring charges were recorded as a result of the ongoing reorganization in the core Portamedic business. There were no restructuring charges in the second quarter of 2005.

For the six month period ended June 30, 2006 the Company incurred $1,732 of restructuring and other charges including employee severance, branch office closure costs and legal/audit costs associated with the restatement of the Company’s consolidated financial statements. During the six month period ended June 30, 2005 the Company recorded restructuring charges totaling $1,041, (all in the three month period ended March 31, 2005) which consisted of employee severance and branch office closure costs.

Claims Evaluation Division

The CED’s SG&A expenses in the second quarter of 2006 were approximately $432 or 18.4% lower than in the same period of the prior year. For the six month period ended June 30, 2006, the CED’s SG&A expenses were approximately $3,936 or 18.3% lower than in the same period of the prior year. The savings resulted primarily from the consolidation of the CED companies into Hooper Evaluations and the resultant headcount reductions.

Operating Income (Loss)

Consolidated operating loss for the second quarter of 2006 was ($882), or (1.2%) of consolidated revenues, compared to consolidated operating income for the second quarter of 2005 of $5,242, or 6.2% of consolidated revenues. For the six month period ended June 30, 2006 consolidated operating loss was $(3,011), or (2.0%) of consolidated revenue compared to operating income for the six month period ended June 30, 2005 of $8,872 or 5.3% of consolidated revenues.

Health Information Division. As a result of the factors discussed above, the HID segment recorded an operating loss of ($1,426) in the second quarter of 2006, compared to operating income of $4,512 in the second quarter of 2005. For the six month period ended June 30, 2006, the HID segment recorded an operating loss of ($3,745) compared to operating income of $7,412 for the same period in the prior year.

Claims Evaluation Division. The CED’s operating income in the second quarter of 2006 was $544 compared to $730 in the second quarter of 2005. For the six month period ended June 30, 2006, the CED segment recorded operating income of $735 compared to operating income of $1,460 for the same period in the prior year.

Income Taxes

The effective tax rate (benefit) for the three month periods ended June 30, 2006 and 2005 was (54.5%) and 39.1%, respectively. For the six month periods ended June 30, 2006 and 2005 the effective tax rate (benefit) was (45.2%) and 39.5%. The increase in the tax rate is due to lower taxable income and the resultant impact of permanent differences.

Net Income (Loss)

Net loss for the second quarter of 2006 was ($464) or $ (0.01) per diluted share compared to net income of $3,093 or $0.05 per diluted share in the same period in the prior year. For the six month period ended June 30, 2006 net loss was ($1,815) or $ (0.03) per diluted share compared to net income of $5,125 or $0.08 per diluted share for the same period in the prior year.

Liquidity and Financial Resources

The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash and cash equivalents. At June 30, 2006, the Company had $4,720 in cash and cash equivalents, compared to $5,425 at March 31, 2006 and $11,683 at December 31, 2005. The decline in our cash and cash equivalents in the first six months of 2006 is principally attributable to:

•	Restructuring payments related to employee severance and branch office closure costs totaling $1,900;

•	capital expenditures in the first six months of 2006 of $3,348;

•	seller financed debt, performance-related and other payments in connection with prior years’ acquisitions of $956;

•	our acquisition of Doctors Direct for $1,107; and

•	principal payments under our credit agreement (specifically, to repay the remaining balance under the term loan in full) of $1,000.

For the balance of 2006, we anticipate that our major cash expenditures will include:

•	our payment of seller-financed debt (incurred in connection with our acquisition of Heritage Labs) of $1,413 in the third quarter, and a final payment with respect to such debt of approximately $1,414 in the fourth quarter;

•	a portion of the restructuring charges expected to be recorded in the third and fourth quarters; and

•	capital expenditures of approximately $2,000 in the third and fourth quarters.

Our projections of cash flows from operations for the balance of the year have been adjusted to reflect the lower than budgeted levels of revenues and operating income for certain of our businesses. Based on our current, revised projections, and taking into consideration our existing cash and cash equivalents, the potential receipt of tax refunds in the approximate amount of $5.0 million related to a carry-back of our 2005 operating loss and a refund of estimated tax payments made in 2005, and potential sources of borrowing, we believe that we have sufficient funds to meet the Company’s cash needs through June 30, 2007. However, as explained in the next paragraph, our ability to borrow under our existing revolving credit facility may be limited.

Under the terms of the Company’s Amended and Restated Credit Agreement, as amended on April 25, 2006, the Company’s consolidated monthly pre-tax income cannot be less than $0.6 million for April and May 2006, and $0.8 million for June and July 2006, and $0.9 million in the months thereafter. For the three months ended June 30, 2006, the Company was not in compliance with the monthly consolidated pre-tax income requirement. Additionally, the Company was not in compliance with the consolidated fixed charge coverage ratio as of June 30, 2006. Accordingly, the Company requested a waiver from its lenders of such violations and anticipated future violations of certain financial covenants. This resulted in the Company’s agreeing to the terms of a Notice of Default, Reservation of Rights and Amendatory Letter (Amended and Restated) provided by Wachovia Bank, National Association, as agent and lender under the credit agreement. Under the terms of the letter, the Company and the lenders have agreed to the following:

(1)	During the period from July 13, 2006 to October 10, 2006 (referred to in the letter as the “Forbearance Period”) (a) the maximum amount the Company may borrow under the revolving credit facility provided under the credit agreement is reduced to $3.0 million from $15.0 million, and (b) the aggregate amount of all loans or advances to any subsidiary or affiliate of the Company under the credit agreement is increased from $0.5 million to $1.5 million. These revised terms are to apply to the revolving credit facility during the Forbearance Period unless the lenders provide the Company with written notice stating that these terms shall no longer apply.

(2)	Although the lenders are not granting a waiver of the covenant violations, they have agreed to forbear from terminating the credit commitments under the credit agreement, declaring all credit obligations immediately due and payable, and exercising their rights and remedies under the credit agreement, until the earlier of (i) the expiration of the Forbearance Period, or the occurrence of an event of default under the credit agreement other than the actual or anticipated violations of the financial covenants for which the Company sought a waiver.

In addition, the Company is currently reviewing alternative long-term financing options to replace its existing revolving credit facility. If alternative financing options can be arranged, such financing may entail a lower amount of permitted borrowings, higher interest rates or more restrictive covenants than under the terms of our existing credit agreement.

There can be no assurance that alternative financing options will be available on terms acceptable to the Company. In the event the Company is unable to Obtain long-term financing, our ability to finance our operations may be constrained by our operating cash flows and existing holdings of cash and cash equivalents. A continuation of the decline in our operating results will result in a decline in our operating cash flows, further limiting our ability to finance our operations and meet our contractual obligations.

Based on projected cash flows from operations, existing cash and cash equivalents, and other potential sources of borrowings, the Company believes that it will have sufficient funds to meet its cash needs through June 30, 2007.

Cash Flows (used in) provided by Operating Activities

For the six month period ended June 30, 2006, net cash used in operating activities was ($993) compared to $2,975 net cash provided by operations in the same period of the prior year.

The net cash used in operating activities in the first half 2006 reflects a net loss of ($1,815), and includes non-cash charges of $3,271 in depreciation and amortization and $1,691 in deferred income taxes. Changes in working capital items included:

•	an increase in accounts receivable of $299 (excluding the impact of foreign currency translation adjustments), reflecting a slight decline in cash collections. Consolidated days sales outstanding (DSO), measured on a rolling 90-day basis was 51 days at June 30, 2006, March 31, 2006 and December 31, 2005. The DSO calculation has been revised to include the allowance for doubtful accounts for all periods reported;

•	a decrease in accounts payable and accrued expenses of $825, primarily due to both lower accounts payable invoice accruals and increased restructuring payments; and

•	An increase in income tax receivable of $3,194 reflecting the tax impact of our operating loss in the first six months of 2006 which we may carry-back to recoup taxes paid in previous years.

In the first six months of 2005, net cash provided by operating activities was $2,975. The significant sources were net income of $5,125 adjusted for the non-cash expenses of $4,225 for depreciation and amortization. These items were offset by an increase in accounts receivable of $6,218 an increase in other assets of $1,247, partially offset by an increase in accounts payable and accrued expenses of $1,222.

Cash Flows used in Investing Activities

During the first six month period of 2006, we used net cash of $5,118 in investing activities. The Company used net cash of $3,348 on capital expenditures, including the upgrading of the Company’s financial software system and branch operating system software and hardware.

In addition, the Company made required performance related payments related to the prior-year acquisitions totaling $856. The Company also acquired Doctors Direct-UK for $1,107 in cash in January 2006.

During the first six months of 2005, we used net cash of $1,672 in investing activities. During the six month period ended June 30, 2005, the Company made payments totaling $4,202, pertaining to the acquisitions of D & D Associates, Inc ($1,550), Allegiance Health, Inc. ($1,427), Medimax, Inc. ($925) and Michigan Evaluation Group, Inc. ($300). The Company also used net cash of $2,275 for capital expenditures.

The Company funded the business acquisition payments and the capital expenditures from existing cash balances.

Cash Flows used in Financing Activities

During the first six months of 2006, cash flows used in financing activities were $732, which included a $1,000 bank debt payment. Partially offsetting this use was $301 received in proceeds derived from the exercise of stock options. During the third quarter of 2006, the Company made a payment of seller financed debt of $1,413 pertaining to the Heritage Labs acquisition. A final payment of seller financed debt for the Heritage Labs, Inc. acquisition will be made in the fourth quarter of 2006 for approximately $1,414.

In the first six months of 2005, cash flows used in financing activities were $4,470, which included $1,957 in dividends paid, $1,796 of seller financed debt payments for the Heritage Labs, Inc. and Michigan Evaluation Group acquisitions and $973 in debt payments.

Our Credit Facility

On October 29, 1999, the Company entered into a $100.0 million Amended and Restated Revolving Credit and Term Loan Agreement with three banks. The senior credit facility initially consisted of a $65.0 million, six-year term loan, and a $35.0 million, three-year revolving loan, both unsecured. During 2001, the three-year revolving loan expiration date was extended for one year to October 31, 2003. During 2003, the revolving loan expiration date was extended for three years to October 31, 2006. As of June 30, 2006 and December 31, 2005, $-0- and $1.0 million were outstanding under the term loan, respectively. The final principal payment under the term loan of $1.0 million was paid in January 2006; there are no additional borrowings available under the term loan.

Prior to the amendment of the credit agreement in April 2006 (described below), the revolving loan bore interest at either the prime rate minus  1/2% to plus  1/4% or LIBOR plus  3/4% to 1 3/4%, depending on the ratio of our consolidated funded debt, as defined, to earnings before interest, taxes, depreciation and amortization, or “EBITDA.” As of June 30, 2006 and 2005, interest was payable at effective average annual interest rates of 5.11% and 4.29%, respectively. Also, commitment fees of up to 0.3% are charged on the unused revolving loan, and the agreement contains certain financial covenants, including covenants related to the incurrence of consolidated net losses, the payment of dividends, fixed charge coverage and funded debt to “EBITDA” ratio, and stock re-purchases.

For the year ended December 31, 2005, the Company was not in compliance with a reporting requirement that required the Company to deliver its 2005 audited consolidated financials statements to the lenders within 100 days of its fiscal year-end. In addition, the Company was not in compliance with two financial covenants: (i) that the Company will not incur a consolidated net loss in any two fiscal quarters in any twelve consecutive months; and (ii) that the Company will not permit its consolidated fixed charge coverage ratio to be less than 1.50 to 1.0 for the period ended December 31, 2005. The Company recognized a consolidated net loss for the quarters ended September 30, 2005 and December 31, 2005. At December 31, 2005, the Company’s consolidated fixed charge coverage ratio was 1.10 to 1.00. On April 25, 2006, the Company obtained a waiver of the above-described issues of non-compliance from the lenders.

On April 25, 2006, the Company entered into an amendment to the Amended and Restated Credit

Agreement with the lenders. In conjunction with this amendment, one of the lenders withdrew from the credit facility. The significant terms of this amendment are as follows:

xi)	the maximum available revolving credit amount was reduced from $35.0 million to $15.0 million;

xii)	the expiration date of the revolving loan was extended from October 31, 2006 to January 2, 2007;

xiii)	indebtedness incurred under the revolving loan will bear interest at either the prime rate plus 0.25% or LIBOR plus 1.50% and commitment fees of up to 0.25% are charged on the unused portion of the facility;

xiv)	the Company’s consolidated monthly pre-tax income cannot be less than $0.6 million for April and May 2006, $0.8 million for June and July 2006, and $0.9 million in the months thereafter;

xv)	the consolidated fixed charge coverage ratio cannot be less than 0.65 to 1.00 for the quarter ended March 31, 2006, 1.20 to 1.00 for the quarter ending June 30, 2006 and 1.50 to 1.00 for each quarter thereafter, measured on an actual year-to-date basis;

xvi)	the consolidated funded debt to EBITDA ratio cannot exceed 2.50 to 1.00 at any time, measured on a quarterly basis and year-to-date cumulatively for 2006;

xvii)	the Company cannot convey, lease, sell, transfer or assign any assets or properties owned or later acquired except in the ordinary course of business;

xviii)	the Company cannot declare or make any dividend payments or other distribution of assets;

xix)	the Company cannot purchase, redeem or otherwise acquire the value of any share of any class of stock of the Company; and

xx)	the Company cannot make loans or advances to any subsidiary or affiliate of the Company unless the subsidiary is a guarantor of the obligations under the agreement, and if not, advances or loans cannot exceed $0.5 million.

To secure the Company’s obligations under the credit facility, as amended, the Company granted to the lenders a security interest in and lien upon all property and assets of the Company and its domestic subsidiaries under the terms of a security agreement.

The Company paid a waiver and modification fee of $0.1 million in connection with the amendment and the waiver.

As of June 30, 2006, and as of the date of filing this Form 10-Q, the Company has no debt outstanding under its revolving credit facility.

Under the terms of the Company’s Amended and Restated Credit Agreement, as amended on April 25, 2006, the Company’s consolidated monthly pre-tax income cannot be less than $0.6 million for April and May 2006, and $0.8 million for June and July 2006, and $0.9 million in the months thereafter. For the three months ended June 30, 2006, the Company was not in compliance with the monthly consolidated pre-tax income requirement. Additionally, the Company was not in compliance with the consolidated fixed charge coverage ratio as of June 30, 2006. Accordingly, the Company sought a waiver from its lenders of such violations and anticipated future violations of certain financial covenants. This resulted in the Company’s agreeing to the terms of a Notice of Default, Reservation of Rights and Amendatory Letter (Amended and Restated), dated July 31, 2006, provided by Wachovia Bank, National Association, as agent and lender under the credit agreement. Under the terms of the letter, the Company and the lenders have agreed to the following:

(1)	During the period from July 13, 2006 to October 10, 2006 (referred to in the letter as the “Forbearance Period”) (a) the maximum amount the Company may borrow under the revolving credit facility provided under the credit agreement is reduced to $3.0 million from $15.0 million, and (b) the aggregate amount of all loans or advances to any subsidiary or affiliate of the Company under the credit agreement is increased from $0.5 million to $1.5 million. These revised terms are to apply to the revolving credit facility during the Forbearance Period unless the lenders provide the Company with written notice stating that these terms shall no longer apply.

(2)	Although the lenders are not granting a waiver of the covenant violations, they have agreed to forbear from terminating the credit commitments under the credit agreement, declaring all credit obligations immediately due and payable, and exercising their rights and remedies under the credit agreement, until the earlier of (i) the expiration of the Forbearance Period, or the occurrence of an event of default under the credit agreement other than the actual or anticipated violations of the financial covenants for which the Company sought a waiver.

The Company is currently reviewing alternative long-term financing options to replace its existing revolving credit facility. If alternative financing options can be arranged, such financing may entail a lower amount of permitted borrowings, higher interest rates or more restrictive covenants than under the terms of our existing credit agreement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchases

In April 2005, our Board of Directors adopted a resolution authorizing the repurchase of up to 1.5 million shares of our common stock in any calendar year on the open market or through private transactions, provided that such purchases are for the purpose of funding the Stock Purchase Plan, stock option plans and other permissible purposes. All share repurchases are to be made in compliance with applicable rules and regulations and may be discontinued at any time. The Company did not purchase any shares in first half 2006. In the first half of 2005, the Company acquired approximately 24,800 shares of Treasury Stock for approximately $98.

As a result of the amendment to our credit agreement executed on April 25, 2006, the Company is not permitted to purchase any shares of its common stock.

Contractual Obligations

During the third quarter of 2006, the Company made a payment of seller financed debt of $1,413 pertaining to the Heritage Labs, Inc. acquisition. The remaining payment of seller financed debt will be made in the fourth quarter of 2006 for approximately $1,414.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There was only one change to the Company’s critical accounting policies during the six months ended June 30, 2006 related to the adoption of SFAS No. 123R “Share-based Payment”, which is described more fully in footnote 5 of the Notes to the Consolidated Financial Statements. All other critical accounting policies are described in the Company’s 2005 annual report on Form 10-K.

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

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of June 30, 2006.

Estimated

(in thousands)	2006	2007	2008	2009	2010	2011 & Thereafter	Total	Fair Value
Fixed rate investments	$192	$0	$0	$0	$0	$0	$192	$192
Average interest rates	3.88%						3.88%

The Company is also exposed to interest rate risk primarily through its borrowing activities, under its credit facilities as described in Note 12 to the consolidated financial statements. The Company’s borrowings are under variable rate instruments. In the first quarter of 2006, a debt repayment of $1.0 million was made at an average interest rate of 5.11%. As of June 30, 2006 there were no borrowings outstanding.

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

Based on the Company’s market risk sensitive instruments (including investments and variable rate debt) outstanding at June 30, 2006, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

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

In connection with the preparation of this quarterly report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as of the end of the period covered by this Form 10-Q (the “Evaluation Date”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective because of:

•	the material weaknesses in the Company’s internal control over financial reporting disclosed in Item 9A (“Management’s Report on Internal Control Over Financial Reporting”) in the Company’s annual report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”);

•	the additional matters disclosed in Part I, Item 4 (“Controls and Procedures”) in the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2006; and

•	the Company’s inability to file in a timely manner certain reports under the Exchange Act, including its 2005 Form 10-K and its quarterly report on Form 10-Q for the quarterly period ended March 31, 2006.

Changes in Internal Control over Financial Reporting

Our 2005 Form 10-K identified the following material weaknesses in the Company’s internal control over financial reporting:

•	inadequate financial statement preparation and review procedures;

•	ineffective controls over the application of unapplied cash receipts;

•	inadequate management oversight of subsidiaries’ financial information;

•	inadequate review of customer contracts; and

•	inadequate expertise in U.S. generally accepted accounting principles at subsidiary locations.

A more complete description of these material weaknesses can be found in Item 9A of the 2005 Form 10-K.

Our quarterly report on Form 10-Q for the quarterly period ended March 31, 2006, disclosed that a former executive of the Company had alleged the existence of control deficiencies within the Company, some of which are subsumed within the material weaknesses identified in the 2005 Form 10-K (e.g., inadequate management oversight of subsidiaries’ financial information and inadequate review of customer contracts). The Company’s management believes that certain of the deficiencies identified indicate a need for the Company to undertake further steps to enhance its internal control over financial reporting.

The Company’s management is currently considering or is in the process of implementing actions to remediate the significant deficiencies and material weaknesses in the Company’s internal control over financial reporting including:

•	the development and documentation, and internal distribution to all Company business units, of the Company’s financial and accounting policies and procedures;

•	periodic on-site visits by the Company’s senior financial staff and/or other experienced financial managers to Company business units to ensure that the Company’s financial and accounting policies and procedures have been implemented and are being followed; and

•	the design and development of a contract review policy intended to ensure proper billing practices and timely identification and accurate accounting treatment of contracts entered into by the Company and its affiliates.

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

Management believes that the remediation measures described above will strengthen the Company’s internal control over financial reporting and remediate the significant deficiencies and material weaknesses described above. The Company is committed to continuing to improve its internal control processes and will continue to review its disclosure controls and procedures and internal control over financial reporting. As management continues to evaluate and work to improve the Company’s controls, additional control deficiencies may be identified. Further, management may determine to take additional measures to address control deficiencies.

During the second quarter of 2006, the Company continued with its implementation of a new financial accounting system to replace its legacy mainframe system. During the first quarter of 2007, the Company expects to complete the implementation of this new system when it replaces its Accounts Receivable and Billing modules.

In addition, during the second quarter of 2006, the Company continued the roll-out of its new branch office operating system. This software application will automate certain manual functions, which management believes will improve the quality and timeliness of its paramedical examinations. The implementation is on-going and is expected to be completed in the fourth quarter of 2006.

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 and subsequent to the Evaluation Date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to the Company Generally

The Company is not in compliance with its financial covenants under the recently amended credit agreement governing its revolving credit facility and, as a result, has only a limited ability to borrow under such facility.

Under the terms of the Company’s Amended and Restated Credit Agreement, as amended on April 25, 2006, the Company’s consolidated monthly pre-tax income cannot be less than $0.6 million for April and May 2006, and $0.8 million for June and July 2006, and $0.9 million in the months thereafter. For the three months ended June 30, 2006, the Company was not in compliance with the monthly consolidated pre-tax income requirement. Additionally, the Company was not in compliance with the consolidated fixed charge coverage ratio as of June 30, 2006. Accordingly, the Company sought a waiver from its lenders of such violations and anticipated future violations of certain financial covenants. This resulted in the Company’s agreeing to the terms of a Notice of Default, Reservation of Rights and Amendatory Letter (Amended and Restated) provided by Wachovia Bank, National Association, as agent and lender under the credit agreement. Under the terms of the letter, the Company and the lenders have agreed to the following:

(1)	During the period from July 13, 2006 to October 10, 2006 (referred to in the letter as the “Forbearance Period”) (a) the maximum amount the Company may borrow under the revolving credit facility provided under the credit agreement is reduced to $3.0 million from $15.0 million, and (b) the aggregate amount of all loans or advances to any subsidiary or affiliate of the Company under the credit agreement is increased from $0.5 million to $1.5 million. These revised terms are to apply to the revolving credit facility during the Forbearance Period unless the lenders provide the Company with written notice stating that these terms shall no longer apply.

(2)	Although the lenders are not granting a waiver of the covenant violations, they have agreed to forbear from terminating the credit commitments under the credit agreement, declaring all credit obligations immediately due and payable, and exercising their rights and remedies under the credit agreement, until the earlier of (i) the expiration of the Forbearance Period, or the occurrence of an event of default under the credit agreement other than the actual or anticipated violations of the financial covenants for which the Company sought a waiver.

The Company is currently reviewing alternative long-term financing options to replace its existing revolving credit facility. If alternative financing options can be arranged, such financing may entail a lower amount of permitted borrowings, higher interest rates or more restrictive covenants than under the terms of our existing credit agreement. In the event that the Company is unable to obtain long-term financing, our ability to finance our operations may be constrained by our operating cash flows and existing holding of cash and cash equivalents. A continuation of the decline in our operating results may contribute to a decline in our operating cash flows, further limiting our ability to finance our operations and meet our contractual commitments.

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

As we disclosed in the 2005 annual report on Form 10-K, our management perceives that the outsourced medical claims management market in the United States, including the market for our claims evaluation services (e.g., independent medical exams and peer reviews), may be contracting. Property and casualty insurance is largely regulated on a state level. Most of the demand for our claims evaluation services is a function of insurers’ efforts to evaluate claims and properly manage claims cost. Several states, including New York (where a significant portion of the CED’s revenues have been derived since the Company entered this business in 2002), have proposed or adopted reforms intended to more effectively combat fraud. While the Company is uncertain of the effect such reforms have had in combating fraud and lowering claims costs, our Claims Evaluation Division has observed a decline in the number of claims for which its customers are seeking the division’s services. The CED has also experienced a drop-off in the number of IMEs and peer reviews being performed per claim. We believe that the decreased use of IMEs and peer reviews may be attributable to insurers’ greater cost consciousness and their perception of the limited value of peer reviews based on unfavorable experiences in litigating insurance claims. In view of these developments, it appears that the growth potential of the CED’s business may be limited. Further, the division may be at a competitive disadvantage in dealing with a contracting market as a result of the more narrow focus of its present business activities relative to certain of its larger competitors that are engaged in other segments of the outsourced medical claims management market.

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

None

ITEM 3 Defaults Upon Senior Securities

None

ITEM 4 Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of shareholders on May 23, 2006, the Company’s shareholders elected Quentin J. Kennedy, Paul W. Kolacki and Roy E. Lowrance to serve as directors until the 2009 annual meeting and ratified the selection of KPMG LLP to serve as the Company’s independent registered public accounting firm for 2006.

The chart below names each director nominated for election by the shareholders at the 2006 annual meeting, the number of votes cast for, or withheld and the number of broker non-votes and abstentions, with respect to each such person:

Nominee	For	Votes Cast Against	Withheld	Broker Non-votes	Abstained
Quentin J. Kennedy	57,085,014	—	6,318,135	0	0
Paul W. Kolacki	48,579,390	—	14,823,759	0	0
Roy E. Lowrance	57,984,842	—	5,418,307	0	0

The names of the directors whose terms of office continued after the annual 2006 meeting are as follows:

Benjamin A. Currier

Elaine L. Rigolosi

Kenneth R. Rossano

G. Earle Wight

James D. Calver

With respect to the ratification of KPMG LLP as independent registered public accounting firm, the number of votes cast was 61,008,747 for, 2,374,938 against, 19,464 abstained and 0 broker non-votes.

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

Dated: August 9, 2006

By:	/s/ James D. Calver
James D. Calver
Chief Executive Officer and President

By:	/s/ Michael J. Shea
Michael J. Shea
Senior Vice President and
Chief Financial Officer