Form 10-Q
period 2006-09-30
HOOPER HOLMES INC
filed 2006-11-14
CIK 741815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2006

or

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

The number of shares outstanding on the Registrant’s common stock as of October 31, 2006 were:

Common Stock, $.04 par value – 67,643,879 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES

Hooper Holmes, Inc.

Consolidated Balance Sheets

(unaudited)

(In thousands, except share data)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$6,816	$11,683
Marketable securities	—	383
Accounts receivable, net	40,656	42,121
Deferred income taxes	—	1,295
Income tax receivable	2,614	5,612
Other current assets	4,799	4,907

Total current assets	54,885	66,001

Property, plant and equipment, at cost	45,500	40,563
Less: Accumulated depreciation and amortization	29,967	27,085

Property, plant and equipment, net	15,533	13,478
Goodwill	41,645	40,038
Intangible assets, net	10,964	12,203
Deferred income taxes	—	30,269
Other assets	781	342

Total assets	$123,808	$162,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$1,000
Accounts payable	11,646	13,706
Accrued expenses	21,527	17,523

Total current liabilities	33,173	32,229

Other long-term liabilities	1,187	1,200

Commitments and Contingencies
Stockholders’ equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 67,651,674 as of September 30, 2006 and 67,499,074 shares as of December 31, 2005	2,706	2,700
Additional paid-in capital	114,549	121,278
Accumulated other comprehensive income	1,464	354
Retained earnings (deficit)	(29,200)	14,574

	89,519	138,906
Less: Treasury stock, at cost 9,395 shares and 1,328,795 shares as of September 30, 2006 and December 31, 2005, respectively	71	10,004

Total stockholders’ equity	89,448	128,902

Total liabilities and stockholders’ equity	$123,808	$162,331

See accompanying notes to unaudited consolidated financial statements.

Hooper Holmes, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 (Restated)	2006	2005 (Restated)
Revenues	$70,216	$77,429	$222,655	$243,847
Cost of operations	54,007	58,608	169,179	178,170

Gross profit	16,209	18,821	53,476	65,677

Selling, general and administrative expenses	19,332	18,220	57,876	55,163

Restructuring and other charges	6,817	4,609	8,550	5,650

Operating income (loss)	(9,940)	(4,008)	(12,950)	4,864

Other income (expense):
Interest expense	(132)	(119)	(319)	(411)
Interest Income	51	83	136	206
Other expense, net	(102)	(126)	(305)	(353)

	(183)	(162)	(488)	(558)

Income (loss) before income taxes	(10,123)	(4,170)	(13,438)	4,306

Income tax (benefit) provision	31,835	(1,734)	30,336	1,618

Net income (loss)	$(41,958)	$(2,436)	$(43,774)	$2,688

Earnings (loss) per share:
Basic	$(0.63)	$(0.04)	$(0.66)	$0.04
Diluted	$(0.63)	$(0.04)	$(0.66)	$0.04

Weighted average shares - basic	66,972,197	65,527,594	66,488,603	65,351,112

Weighted average shares - diluted	66,972,197	65,527,594	66,488,603	66,080,614

See accompanying notes to unaudited consolidated financial statements.

Hooper Holmes, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine months ended September 30,
	2006	2005 (Restated)
Cash flows from operating activities:
Net income (loss)	$(43,774)	$2,688

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	2,811	2,400
Amortization expense	2,223	3,800
Provision for bad debt expense	321	242
Deferred income taxes	31,589	(516)
Net realized losses on marketable securities available for sale	—	9
Stock based compensation expense	122	—
Issuance of director’s stock awards	—	152
Fixed asset write-offs	—	683
Loss on sale of fixed assets	69	87
Change in assets and liabilities, net of effect from acquisition of business:
Accounts receivable	2,186	(4,060)
Other assets	(220)	163
Income tax receivable	2,998	—
Accounts payable and accrued expenses	3,871	(1,788)

Net cash provided by operating activities	2,196	3,860

Cash flows from investing activities:
Purchases of marketable securities	—	(1,396)
Redemptions of marketable securities	383	6,107
Business acquisitions, net of cash acquired	(1,963)	(4,202)
Capital expenditures	(4,845)	(4,239)

Net cash used in investing activities	(6,425)	(3,730)

Cash flows from financing activities:
Principal payments on long-term debt	(1,000)	(978)
Seller financed debt	(2,927)	(1,796)
Proceeds related to the exercise of stock options	3,088	931
Treasury stock acquired	—	(122)
Dividends paid	—	(2,940)

Net cash used in financing activities	(839)	(4,905)

Effect of exchange rate changes on cash	201	(10)

Net decrease in cash and cash equivalents	(4,867)	(4,785)
Cash and cash equivalents at beginning of period	11,683	16,973

Cash and cash equivalents at end of period	$6,816	$12,188

Supplemental disclosure of non-cash investing activity:
Change in net unrealized gain on marketable securities	$—	$10
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$170	$194
Income taxes	$559	$2,920

See accompanying notes to the unaudited consolidated financial statements

HOOPER HOLMES, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2006

(unaudited)

(in thousands, except share data, unless otherwise noted)

Note 1: Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2005 annual report on Form 10-K.

Financial statements prepared in accordance with U.S. GAAP require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and other disclosures. The financial information included herein is unaudited however such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of the management of Hooper Holmes, Inc. (the “Company”), necessary for a fair statement of results for the interim periods presented.

The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

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

As a result of the restatement, originally reported net income for the three month period ended September 30, 2005 was increased by $55 ($0.00 per diluted share). For the nine month period ended September 30, 2005 originally reported net income was reduced by $71 ($0.00 per diluted share).

The following discussion describes the nature and impact of the restatement items on the September 30, 2005 relevant financial statement captions.

(a) Revenue Recognition

During the three and nine month periods ended September 30, 2005, the Company incorrectly recorded certain revenue transactions as follows:

The Company recognized revenue related to medical information gathering services at the time the services were rendered, although payment for the services was contingent upon the successful outcome of the legal disputes in connection with which such services were obtained. An adjustment of $127 and $143 was recorded to increase revenue and accounts receivable as of and for the three and nine month periods ended September 30, 2005, respectively. These adjustments were to record the effect on revenue for services where the contingency had been resolved during the applicable period.

The Company over-billed two clients for certain expenses, namely postage expenses, as a result of a clerical error. During the three month period June 30, 2005, the Company incorrectly recorded an adjustment that included the impact of the over-billing error relative to previous periods. An adjustment of $0 and $339 was recorded to increase revenue and accounts receivable for the three and nine month periods ended September 30, 2005, respectively, to record the billings in the correct periods.

One of the Company’s subsidiaries improperly recognized revenue prior to the service being completed. The subsidiary recorded revenue based on the number of applications received during the month, as opposed to the number of applications completed during the month. This revenue recognition practice was in effect prior to the Company acquiring the subsidiary. For the three month period ended September 30, 2005 an adjustment of $85 was recorded to increase revenue and decrease deferred revenue. An adjustment of $207 was recorded to reduce revenue and increase deferred revenue as of and for the nine month period ended September 30, 2005.

(b) Lease Accounting

The Company recorded rent expense related to its branch offices based on the amount of the lease payments as opposed to on a straight line basis. An adjustment of $43 and $96 was recorded to increase rent expense and accrued expenses as of and for the three and nine month periods ended September 30, 2005, respectively.

(c) Compensation Expense

In 2004, the Company recorded certain earn-out provisions related to acquisitions which should have been recorded ratably through 2005, as the earn-out criteria required continued employment as a condition of receiving the consideration. An adjustment of $225 and $90 was recorded to decrease compensation expense accrued expenses as of and for the three and nine month periods ended September 30, 2005, respectively.

(d) Income Tax Effect of Restatement Adjustments

Represents tax effect of the restatement adjustments. An adjustment for the three month period ended September 30, 2005 of $8 was recorded to increase income tax expense and accrued expenses. For the nine month period ended September 30, 2005 an adjustment of $107 was made to decrease income tax expense and accrued expenses.

(e) Business Acquisitions

In the first nine months of 2005, acquisition related payments of $3,628 were improperly reflected as a decrease in accrued expenses within cash used in operating activities in the consolidated statement of cash flows as opposed to cash used in investing activities.

(f) Accounts Receivable Credit Balances

In the second and third quarters of 2005, accounts receivable credit balances were written off and improperly recorded as revenue. These balances pertained to prior years and therefore an adjustment to reduce revenue and accounts receivable by $331 and $450 was recorded for the three and nine month periods ended September 30, 2005, respectively.

(g) Seller-Financed Debt

For the nine month period ended September 30, 2005 seller financed debt payments totaling $1,796 in connection with the Company’s acquisitions of Heritage Labs, Inc. and Michigan Evaluation Group, Inc. were improperly reflected as a decrease in accrued expenses within cash used in operating activities in the consolidated statement of cash flows as opposed to cash flows used in financing activities.

As a result of various adjustments discussed above, modifications were required to the following footnotes in the unaudited consolidated financial statements as of and for the three and nine month periods ended September 30, 2006: Note 4, Note 5 and Note 10.

The following tables present the effect of the restatement on the unaudited consolidated statements of operations for the three and nine month periods ended September 30, 2005 and on the statement of cash flows for the nine month period ended September 30, 2005.

Consolidated Statements of Operations

	Three months ended September 30, 2005				Nine months ended September 30, 2005
	As Reported	Effect of Restatement	Adjustment Description	As Restated	As Reported	Effect of Restatement	Adjustment Description	As Restated
Revenues	$77,548	(119)	(a) (f)	77,429	$244,019	(172)	(a) (f)	243,847
Cost of operations	58,565	43	(b)	58,608	178,074	96	(b)	178,170

Gross profit	18,983	(162)		18,821	65,945	(268)		65,677

Selling, general and administrative expenses	18,445	(225)	(c)	18,220	55,253	(90)	(c)	55,163
Restructuring and other charges	4,609	—		4,609	5,650			5,650

Operating income/ (loss)	(4,071)	63		(4,008)	5,042	(178)		4,864

Interest/ other income (expense)	(162)			(162)	(558)			(558)
Income tax expense (benefit)	(1,742)	8	(d)	(1,734)	1,725	(107)	(d)	1,618

Net income/ (loss)	$(2,491)	$55		$(2,436)	$2,759	$(71)		$2,688

Earnings per share – Basic	$(0.04)	$0.00		$(0.04)	$0.04	$(0.00)		$0.04
Earnings per share – Diluted	$(0.04)	$0.00		$(0.04)	$0.04	$(0.00)		$0.04
Weighted average shares – Basic	65,527,594	65,527,594		65,527,594	65,351,112	65,351,112		65,351,112
Weighted average shares – Diluted	65,527,594	65,527,594		65,527,594	66,080,614	66,080,614		66,080,614

Consolidated Statement of Cash Flows

	Nine months ended September 30,
	2005 As Reported	Effect of Restatement	Description	2005 Restated
Cash flows from operating activities:
Net income	$2,759	$(71)	(a) (b) (c) (d) (f)	$2,688
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation expense	2,400			2,400
Amortization expense	3,800			3,800
Provision for bad debt expense	242			242
Deferred income taxes	(516)			(516)
Net realized losses on marketable securities available for sale	9			9
Issuance of director’s stock awards	152			152
Fixed asset write-off	683			683
Loss on sale of fixed assets	87			87
Change in assets and liabilities, net of effect from acquisition of business:
Accounts receivable	(4,028)	(32)	(a) (f)	(4,060)
Other assets	163			163
Accounts payable and accrued expenses	(7,315)	5,527	(a) (b) (c) (d) (e) (g)	(1,788)

Net cash (used in) provided by operating activities	(1,564)	5,424		3,860

Cash flows from investing activities:
Purchases of marketable securities	(1,396)			(1,396)
Redemptions of marketable securities	6,107			6,107
Business acquisitions, net of cash acquired	(574)	(3,628)	(e)	(4,202)
Capital expenditures	(4,239)			(4,239)

Net cash (used in) provided by investing activities	(102)	(3,628)		(3,730)

Cash flows from financing activities:
Principal payments on long-term debt	(978)	—		(978)
Seller financed debt	—	(1,796)	(g)	(1,796)
Proceeds related to the exercise of stock options	931			931
Treasury stock acquired	(122)			(122)
Dividends paid	(2,940)			(2,940)

Net cash used in financing activities	(3,109)	(1,796)		(4,905)

Effect of exchange rate changes on cash	(10)			(10)

Net decrease in cash and cash equivalents	(4,785)	—		(4,785)
Cash and cash equivalents at beginning of period	16,973			16,973

Cash and cash equivalents at end of period	$12,188	$—		$12,188

Note 3: Earnings Per Share

“Basic” earnings (loss) per share equals net income (loss) divided by the weighted average common shares outstanding during the period. “Diluted” earnings (loss) per share equals net income (loss) divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. Common stock equivalents were 0 for the three months ended September 30, 2006 and 2005. Common Stock equivalents were 0 and 729,502 for the nine months ended September 30, 2006 and 2005, respectively. These shares are assumed to be issued if outstanding stock options were exercised.

Our net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the three month periods ended September 30, 2006 and 2005 and for the nine month period ended September 30, 2006 because the inclusion of common stock equivalents would be antidilutive. Options to purchase 6,587,717 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share for the nine month period ended September 30, 2005, because their exercise prices exceeded the average market price of outstanding common shares for such period and were, therefore, antidilutive.

Note 4: Share-Based Compensation

In December, 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 revised 2004, “Share-Based Payment” (“SFAS 123R). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and requires companies to recognize compensation cost in an amount equal to the fair value of the share-based payments, such as stock options granted to employees.

On January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. Under this method, the Company is required to record compensation cost for the unvested portion of previously granted awards that remain outstanding as of January 1, 2006. We previously accounted for our share-based compensation under the recognition and measurement principles of APB No. 25 and related interpretations. Prior to our adoption of SFAS 123R, no share-based compensation cost was reflected in net income for stock options, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Also, prior to our adoption of SFAS 123R, compensation cost for restricted (“non-vested”) stock was recorded based on the market value of the underlying common stock on the date of the grant.

Stock Option Plans — The Company’s stockholders approved stock option plans providing for the grant of options exercisable for up to 4,000,000 shares of common stock in 1992 and 1994, 2,400,000 shares in 1997, 2,000,000 shares in 1999 and 3,000,000 shares in 2002, which provide that options may be granted to management. Options are granted at fair value on the date of grant and are exercisable as follows: 25% after two years and 25% on each of three anniversary dates thereafter, with contract lives of 10 years from the date of grant. At September 30, 2006, the Company is authorized to grant options exercisable for approximately 2,072,500 shares under the plans.

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

The Company’s decision to accelerate the vesting of these options (which represented all remaining unvested stock options outstanding) was in response to a review of the Company’s long term incentive compensation programs in light of changes in market practices and changes in accounting rules resulting from the issuance of SFAS 123R. Management believes that accelerating the vesting of these options prior to the adoption of SFAS 123R will result in the Company not being required to recognize compensation expense of $0.9 million in 2006 and $0.8 million in subsequent years through 2010.

As discussed above, the Company accelerated the vesting of all unvested stock options. As a result, the adoption of SFAS 123R had no impact on stock option awards that were outstanding as of January 1, 2006. However, the adoption of SFAS 123R resulted in the Company recording $82 and $122 of compensation cost in selling, general and administrative expenses, for the three and nine month periods ended September 30, 2006, respectively, related to stock-based compensation granted during 2006. The effect on net loss, cash flows from operating activities and cash flows from financing activities from the adoption of SFAS 123R for the three month period ended September 30, 2006, was ($43), $0 and $0, respectively. For the nine month period ended September 30, 2006, the effect on net loss, cash flows from operating activities and cash flows from financing activities was ($65), $0 and $0, respectively. There was no material effect on basic and diluted loss per share for the three and nine month periods ended September 30, 2006 from the adoption of SFAS 123R.

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

The following table illustrates the effect on net income (loss) and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” to all share-based employee compensation for the three months and nine months ended September 30, 2005. Option forfeitures were accounted for as they occurred and no amounts of compensation expense were capitalized, but instead were considered period expenses in the pro forma amounts below.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income (loss) (as restated)	$(2,436)	$2,688
Add:Stock based employee compensation expense included in reported net income (loss), net of related tax effects	196	287
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	382	1,990

Pro forma net income (loss)	$(2,622)	$985

Earnings (loss) per share:
Basic, as reported	$(.04)	$.04
Basic, pro forma	(.04)	.01
Diluted, as reported	(.04)	.04
Diluted, pro forma	(.04)	.01

The fair value of the 2005 and 2006 stock option grants were estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Expected life (years)	6.23	6.31	6.28	6.40
Expected volatility	46.88%	51.58%	46.77%	55.72%
Risk-free interest rate	5.03%	4.36%	4.97%	4.20%
Dividend Yield	0.00%	1.43%	0.00%	1.40%
Weighted average grant date fair value of options	$1.51	$2.22	$1.55	$1.87

Options issued	942,500	50,000	1,142,500	355,000

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

The following table summarizes stock option activity for the nine month period ended September 30, 2006:

	Shares	Weighted Average Exercise Price Per Share	Weighed Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding Balance, December 31, 2005	9,533,125	$5.75

Granted	1,142,500	$2.92
Exercised	(1,472,000)	2.10
Cancelled	(2,535,350)	7.30
Forfeitures	(98,275)	4.26

Outstanding Balance, September 30, 2006	6,570,000	$5.51	4.7	$2,079

Options exercisable – September 30, 2006	5,427,500	$6.05	4.7	$1,598

The total intrinsic value of stock options exercised during the three and nine month periods ended September 30, 2006 was $1,237 and $1,402, respectively, and for the three and nine month periods ended September 30, 2005 was $689 and $1,456, respectively. Treasury shares have been utilized and reissued upon stock option exercises. There were no stock options vested during the three and nine month periods ended September 30, 2006. The fair value of shares vested in the three and nine month periods ended September 30, 2005 was $1,169 and $9,052, respectively. As of September 30, 2006, there was approximately $1,650 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over 4.8 years.

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

At January 1, 2006, and September 30, 2006, 90,000 shares of stock awards were outstanding with a weighted average grant date fair value of $5.80 per share. For the three and nine month periods ended September 30, 2005 the Company recorded $0 and $152, respectively, of compensation expense related to the grant of stock awards. No grants of stock awards were made during the three or nine month periods ended September 30, 2006.

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires that the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. Cash received and the tax benefit realized from stock options exercised were $3,088 and $0 for the nine month period ended September 30, 2006 and $931 and $583 for the nine month period ended September 30, 2005, respectively.

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

During the third quarter of 2006, the Company granted options exercisable for a total of 942,500 shares of our common stock to its employees. The fair value of the stock options granted was determined on the date of grant using the Black-Scholes option pricing model. The fair value of the stock options granted was $1.51 per share.

Note 5: Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to those revenues, expenses, gains and losses which are excluded from net income (loss). Other comprehensive income (loss) includes unrealized gains and losses on marketable securities classified as available-for-sale and the effects of foreign currency translation adjustments.

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005 (Restated)	2006	2005 (Restated)
Net income (loss)	(41,958)	$(2,436)	$(43,774)	$2,688
Other comprehensive income:
Reclassification adjustment for losses included in net income	—	—	—	6

Net unrealized gain on securities, net of tax	—	—	—	6

Foreign currency translation	479	(80)	1,110	(784)

Total other comprehensive income (loss)	$(41,479)	$(2,516)	$(42,664)	$1,910

Note 6: Income Taxes

The Company has significant deferred tax assets attributable to tax deductible intangibles, capital loss carryforwards, and federal and state net operating loss carryforwards, which may reduce taxable income in future periods. During the third quarter of 2006, the Company continued to monitor the realizability of these assets and concluded that it was not more likely than not that such assets will be realized. The decline in revenue and margin, the cumulative tax and operating losses, the lack of taxes in the carryback period, and the uncertainty surrounding the extent or timing of future taxable income led the Company to conclude that it was no longer more likely than not to realize the tax benefits of the deferred tax assets. Accordingly, the Company recorded a full valuation allowance on its remaining net deferred tax assets of $31,835 in the third quarter of 2006.

Note 7: Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities by major security type and class of security at September 30, 2006 and December 31, 2005, were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
At September 30, 2006
Bank certificates of deposit	$0	$—	$—	$0
At December 31, 2005
Bank certificates of deposit	$385	$—	$(2)	$383

Proceeds from the sale of available-for-sales securities were $383 in the nine months ended September 30, 2006 and $6,107 for the nine months ended September 30, 2005. Gross realized gains included in income for the nine months ended September 30, 2006 and 2005 were $0 for both years, and gross realized losses included in income for the nine months ended September 30, 2006 and 2005 were $0 and $9, respectively.

Note 8: Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by operating segment for the period from December 31, 2005 to September 30, 2006 are as follows:

	HID		CED		Total
Balance at December 31, 2005	$33,438		$6,600		$40,038
Acquisition goodwill	598	(a)	500	(b)	1,098
Foreign currency translation adjustment	509		—		509

Balance at September 30, 2006	$34,545		$7,100		$41,645

(a)	Represents goodwill associated with the first quarter 2006 acquisition by our U.K. subsidiary, Medicals Direct Group, of Doctors Direct. See Note 8.
(b)	Represents a performance-related payment related to the Company’s acquisition of Michigan Evaluation Group, Inc. that was earned during the three months ended June 30, 2006.

The following table presents certain information regarding the Company’s intangible assets as of September 30, 2006 and December 31, 2005. All identifiable intangible assets are being amortized over their useful lives, as indicated below, with no residual values.

	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
At September 30, 2006
Non-Competition agreements	4.5	$9,265	$8,774	$491
Customer relationships	9.6	16,475	10,058	6,417
Contractor network	7.0	5,700	5,662	38
Trademarks and tradename	13.5	4,543	525	4,018

		$35,983	$25,019	$10,964

At December 31, 2005
Non-Competition agreements	4.5	$9,265	$8,441	$824
Customer relationships	9.7	15,794	8,882	6,912
Contractor network	7.0	5,700	5,319	381
Trademarks and tradenames	13.7	4,342	256	4,086

		$35,101	$22,898	$12,203

The aggregate intangible amortization expense for the nine months ended September 30, 2006 and 2005 was approximately $2,223 and $3,800, respectively. The decrease for the nine months ended September 30, 2006 is a result of the intangible asset impairment charge recorded during the fourth quarter of 2005. A further discussion of the intangible asset charge can be found in Note 3 of the Notes to the Consolidated Financial Statements contained in our 2005 Annual Report on Form 10-K. Assuming no change in the gross carrying amount of intangible assets, the estimated acquired intangible amortization expense for fiscal year 2006 is $2,683 and for fiscal years 2007 through 2010 is $2,033, $1,733, $1,219 and $1,195, respectively.

The Company has begun its financial budgeting process for fiscal year 2007 and expects to complete this process by the end of the fourth quarter 2006. The 2007 budget will be used by the Company, along with other analyses, to perform its annual goodwill impairment test and other impairment analyses. Based on our preliminary budgeting information and the expected future financial impact of the implementation of our strategic review plans, there is no indication of impairment as of September 30, 2006. However, depending upon our fourth quarter results and the completion of the 2007 budgeting process, the Company could have an impairment charge in the fourth quarter of 2006.

Note 9 - Acquisitions

On January 3, 2006, Medicals Direct Group, the Company’s UK subsidiary, purchased Doctors Direct, a primary care provider located in the U.K. for $1,107 in cash, which included the repayment on the date of acquisition of $574 of loans assumed. The acquisition of Doctors Direct compliments MDG’s existing Clinics and Screenings businesses and provides an entry into the servicing of private patient care. During the third quarter of 2006, the Company finalized the allocation of the purchase price for this acquisition as set forth below.

	Amount	Weighted Average Useful Life
Current assets	$301
Intangible assets (customer relationship and tradename)	882	9.2 years
Goodwill	598
Current liabilities	(674)

Total	$1,107

The Company recorded goodwill of $598 in connection with the acquisition, all of which is expected to be deductible for tax purposes. The goodwill was allocated to the HID segment.

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

For the nine months ended September 30, 2006 and 2005 the Company made the following payments related to prior year acquisitions:

	2006		2005
D & D Associates	$—		$1,550	(c)
Michigan Evaluation Group, Inc.	500	(a)	300	(f)
	100	(e)	100	(e)
	50	(f)	—
Allegiance Health, Inc.	56	(b)	1,000	(c)
	—		427	(b)
Medimax, Inc.	250	(c)	925	(c)
Heritage Labs, Inc.	2,827	(d)	1,696	(d)

Total	$3,783		$5,998

(a)	–	Represents additional consideration that was recorded as additional purchase price during the three months ended June 30, 2006 upon the achievement of certain performance criteria.
(b)	–	Represents additional purchase price recorded in 2005 to reimburse the seller for certain tax consequences of the acquisition.
(c)	–	Represents additional consideration that was recorded as additional purchase price in 2004 upon the achievement of certain performance criteria.
(d)	–	Represents the payment of seller financed debt which was recorded as additional purchase price in 2003 upon acquisition.
(e)	–	Represents the payment of seller financed debt which was recorded as additional purchase price in 2004 upon acquisition.
(f)	–	Represents additional consideration that was recorded as additional purchase price in 2005 upon the achievement of certain performance criteria.

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

A summary of segment information for the three and nine month periods ended September 30, 2006 and 2005 is presented below:

	Three months ended September 30, 2006			Nine months ended September 30, 2006
	HID	CED	Total	HID	CED	Total
Revenue	$62,523	$7,693	$70,216	$198,555	$24,100	$222,655
Operating income (loss)	(10,454)	514	(9,940)	(14,199)	1,249	(12,950)
Total assets	$96,574	$27,234	$123,808	$96,574	$27,234	$123,808

	Three months ended September 30, 2005 (restated)			Nine months ended September 30, 2005 (restated)
	HID	CED	Total	HID	CED	Total
Revenue	$68,210	$9,219	$77,429	$213,842	$30,005	$243,847
Operating income (loss)	(4,307)	299	(4,008)	3,105	1,759	4,864
Total assets	$214,324	$51,209	$265,533	$214,324	$51,209	$265,533

Note 11: Restructuring and Other Charges

During the three and nine month periods ended September 30, 2006 the Company recorded restructuring and other charges totaling $6.8 million and $8.6 million, respectively, which consisted primarily of:

•	Restructuring charges totaling $0.8 million and $1.6 million for the three and nine month periods ended September 30, 2006, respectively;

•	Outside legal and audit fees of $0.9 million associated with the restatement of the Company’s prior year consolidated financial statements (See Note 2) recorded in the first quarter of 2006;

•	A contract cancellation fee related to early termination of a software resale agreement totaling $0.5 million, recorded in the third quarter of 2006; and

•	A fee payable to outside consultants of $5.1 million based on the results of the Company’s 2006 strategic review, and related costs of approximately $0.5 million recorded in the third quarter of 2006.

The restructuring charges which consisted primarily of employee severance and branch office closure costs, totaled $0.8 million and $1.6 million for the three and nine month periods ended September 30, 2006, respectively and were recorded primarily as a result of the ongoing reorganization in the core Portamedic business in the HID segment.

A summary of the three and nine months ended September 30, 2006 restructuring charges and related payments are outlined in the table below:

	First and second quarters 2006		Balance at June 30, 2006	Third quarter 2006		Balance at September 30, 2006
	Charges	Payments		Charges	Payments
Severance	$0.5	$(0.5)	$—	$0.5	$(0.2)	$0.3
Lease Obligation	0.4	(0.2)	0.2	0.3	(0.2)	0.3

Total	$0.9	$(0.7)	$0.2	$0.8	$(0.4)	$0.6

For the year ended December 31, 2005, the Company recorded restructuring and other charges of $6.6 million, which included employee severance packages totaling $4.6 million, branch office closure costs of $0.6 million, and the write-off of certain purchased business application software of $1.4 million.

A roll-forward of the December 31, 2005 restructuring liability is outlined in the table below:

	Balance at December 31, 2005	2006 Payments	Balance at September 30, 2006
Severance – HID	$1.8	$(0.9)	$0.9
Lease Obligation – CED	0.3	(0.3)	—

Total	$2.1	$(1.2)	$0.9

Note 12: Long-Term Debt

On October 29, 1999, the Company entered into a $100 million Amended and Restated Revolving Credit and Term Loan Agreement with three banks. The senior credit facility initially consisted of a $65.0 million, six-year term loan, and a $35.0 million, three-year revolving loan, both unsecured. During 2001, the three-year revolving loan expiration date was extended for one year to October 31, 2003. During 2003, the revolving loan expiration date was extended for three years to October 31, 2006. As of September 30, 2006 and December 31, 2005, $-0- and $1.0 million were outstanding under the term loan, respectively. The final principal payment under the term loan of $1.0 million was paid in January 2006; there are no additional borrowings available under the term loan.

Prior to the amendment of the credit agreement in April 2006 (described below), the revolving loan bore interest at either the prime rate minus  1/2% to plus  1/4% or LIBOR plus  3/4% to 1 3/4%, depending on the ratio of our consolidated funded debt, as defined, to earnings before interest, taxes, depreciation and amortization, or “EBITDA.” As of September 30, 2006 and 2005, interest was payable at an effective average annual interest rates of 5.11% and 4.29%, respectively. Also, commitment fees of up to 0.3% are charged on the unused revolving loan, and the agreement contains certain financial covenants, including covenants related to the incurrence of consolidated net losses, the payment of dividends, fixed charge coverage and funded debt to “EBITDA” ratio, and stock re-purchases.

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

On April 25, 2006, the Company entered into an amendment to the Amended and Restated Credit Agreement with the lenders. In conjunction with this amendment, one of the lenders withdrew from the credit facility. The significant terms of this amendment were as follows:

i)	the maximum available revolving credit amount was reduced from $35.0 million to $15.0 million;

ii)	the expiration date of the revolving loan was extended from October 31, 2006 to January 2, 2007;

iii)	indebtedness incurred under the revolving loan would bear interest at either the prime rate plus 0.25% or LIBOR plus 1.50% and commitment fees of up to 0.25% would be charged on the unused portion of the facility;

iv)	the Company’s consolidated monthly pre-tax income could not be less than $0.6 million for April and May 2006, $0.8 million for June and July 2006, and $0.9 million in the months thereafter;

v)	the consolidated fixed charge coverage ratio could not be less than 0.65 to 1.00 for the quarter ended March 31, 2006, 1.20 to 1.00 for the quarter ending June 30, 2006 and 1.50 to 1.00 for each quarter thereafter, measured on an actual year-to-date basis;

vi)	the consolidated funded debt to EBITDA ratio could not exceed 2.50 to 1.00 at any time, measured on a quarterly basis and year-to-date cumulatively for 2006;

vii)	the Company could not convey, lease, sell, transfer or assign any assets or properties owned or later acquired except in the ordinary course of business;

viii)	the Company could not declare or make any dividend payments or other distribution of assets;

ix)	the Company could not purchase, redeem or otherwise acquire the value of any share of any class of stock of the Company; and

x)	the Company could not make loans or advances to any subsidiary or affiliate of the Company unless the subsidiary became a guarantor of the obligations under the agreement, and if not, advances or loans could not exceed $0.5 million.

To secure the Company’s obligations under the credit facility, as amended, the Company granted to the lenders a security interest in and lien upon all property and assets of the Company and its domestic subsidiaries under the terms of a security agreement. The Company paid a waiver and modification fee of $0.1 million in connection with the amendment and the waiver.

Under the terms of the Company’s Amended and Restated Credit Agreement, as amended on April 25, 2006, the Company’s consolidated monthly pre-tax income could not be less than $0.6 million for April and May 2006, and $0.8 million for June and July 2006, and $0.9 million in the months thereafter. For the months of April 2006 to June 2006, the Company was not in compliance with the monthly consolidated pre-tax income requirement. Additionally, the Company was not in compliance with the consolidated fixed charge coverage ratio as of June 30, 2006. Accordingly, the Company requested a waiver from its lenders of such violations. This resulted in the Company’s agreeing to the terms of a Notice of Default, Reservation of Rights and Amendatory Letter (Amended and Restated) dated July 31, 2006, provided by Wachovia Bank, National Association, as agent and lender under the credit agreement. Under the terms of the letter, the Company and the lenders agreed to the following:

(1)	During the period from July 13, 2006 to October 10, 2006 (referred to in the letter as the “Forbearance Period”) (a) the maximum amount the Company could borrow under the revolving credit facility provided under the credit agreement was reduced to $3.0 million from $15.0 million, and (b) the aggregate amount of all loans or advances to any subsidiary or affiliate of the Company under the credit agreement was increased from $0.5 million to $1.5 million. These revised terms are applied to the revolving credit facility during the Forbearance Period unless the lenders provided the Company with written notice stating that these terms no longer applied.

(2)	Although the lenders did not grant a waiver of the covenant violations, they agreed to forbear from terminating the credit commitments under the credit agreement, declaring all credit obligations immediately due and payable, and exercising their rights and remedies under the credit agreement, until the earlier of (i) the expiration of the Forbearance Period, or the occurrence of an event of default under the credit agreement other than the actual or anticipated violations of the financial covenants for which the Company sought a waiver.

On October 10, 2006, the Company entered into a three year Loan and Security Agreement (the “Loan and Security Agreement”) with CitiCapital Commercial Corporation (“CitiCapital”). The Loan and Security Agreement expires on October 10, 2009. On October 11, 2006, in connection with this new Loan and Security Agreement, the Company terminated its Amended and Restated Revolving Credit and Term Note Agreement dated October 29, 1999.

The Loan and Security Agreement provides the Company with a new senior secured revolving credit facility, the proceeds of which are to be used for general working capital purposes. In connection with this agreement, the Company paid a non-refundable closing fee of $175,000 to the lender. Under the terms of the Loan and Security Agreement, the lenders have agreed to make revolving credit loans to the Company in an aggregate principal at any one time outstanding which, when combined with the aggregate undrawn amount of all unexpired letters of credit, does not exceed:

(i)	90% of “Eligible Receivables” (as that term is defined in the Loan and Security Agreement) of the Company and the Company’s subsidiaries providing guarantees of the indebtedness under the facility: plus

(ii)	65% of the fair market value of the Company’s corporate headquarters located in Basking Ridge, New Jersey –

provided that in no event can the aggregate amount of the revolving credit loans and letters of credit outstanding at any time exceed $25 million. The maximum aggregate face amount of letters of credit that may be outstanding at any time may not exceed $1 million.

CitiCapital, in its sole discretion based upon its reasonable credit judgment, may (A) establish and change reserves required against Eligible Receivables, (B) change the advance rate against Eligible Receivables or the fair market value of the corporate headquarters, and (C) impose additional restrictions to the standards of eligibility for Eligible Receivables, any of which could reduce the aggregate amount of indebtedness that may be incurred under the revolving credit facility.

Borrowings of revolving credit loans shall take the form of either LIBOR rate advances or base rate advances, with the applicable interest rate being the LIBOR rate plus 1.75% or the rate of interest publicly announced from time to time by Citibank, N.A. as its base rate, respectively. Interest is payable monthly in arrears. The form of the revolving credit loans shall be at the Company’s option, subject to certain conditions set forth in the Loan and Security Agreement.

The Company is also obligated to pay, on a monthly basis in arrears, an unused line fee equal to 0.375% per annum on the difference between the maximum amount of the revolving credit facility and the average daily aggregate outstanding amount of revolving credit loans and unexpired letters of credit during the preceding month.

The revolving credit loans are payable in full, together with all accrued and unpaid interest, on the earlier of October 10, 2009 or the date of termination of the loan commitments, termination being one of the actions CitiCapital may take upon the occurrence of an event of default. The Company may prepay any revolving credit loan, in whole or in part. The Company may also terminate the Loan and Security Agreement, provided that on the date of such termination all of its obligations are paid in full. The Company will be required to pay an early termination fee equal to $125,000 if the termination occurs prior to the second anniversary of the date of the parties’ execution of the Loan and Security Agreement; no fee is payable if the termination occurs after the second anniversary or if the revolving credit facility is replaced by a credit facility from CitCapital or any of its affiliates.

As security for the Company’s payment and other obligations under the Loan and Security Agreement, the Company has granted to the agent, for the benefit of the lenders, a lien on and security interest in all of the Company’s property, including its receivables (which, together with the receivables of the subsidiary guarantors that become Eligible Receivables, are to be subject to a lockbox account arrangement), equipment, inventory and real estate owned and used by the Company as its corporate headquarters. In addition, the obligations are secured under the terms of security agreements and guarantees provided by the subsidiary guarantors. Guarantees have been provided by all of the Company’s direct subsidiaries other than its U.K. subsidiary, Medicals Direct Group. The Company has pledged 65% of the outstanding shares of Medicals Direct Group as further security.

The Loan and Security Agreement contains covenants that, among other things, restrict the Company’s ability, and that of its subsidiaries, to:

•	pay any dividends or distributions on, or purchase, redeem or retire any shares of any class of its capital stock or other equity interests;

•	incur additional indebtedness;

•	sell or otherwise dispose of any of its assets, other than in the ordinary course of business;

•	create liens on its assets; and

•	enter into transactions with any of its affiliates on other than an arm’s-length or no less favorable basis.

The Loan and Security Agreement also contains a financial covenant, which goes into effect when the difference between the lesser of (A) the borrowing base (that is, the aggregate of the amounts described in (i) and (ii) above) and (B) the maximum amount of the revolving credit facility, and the sum of the aggregate outstanding amount of the revolving credit loans and face amount of letters of credit, is less than $10 million. At that time, the Company must maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), on a trailing 12-month basis, of no less than 1:1.

The failure of the Company or any subsidiary guarantor to comply with any of the covenants, or the breach of any of its or their representations and warranties, contained in the Loan and Security Agreement constitutes an event of default under the agreement.

As of September 30, 2006, and as of the date of filing this form 10-Q, the Company has no debt.

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

Note 14: Recently Announced Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are evaluating the impact of this new pronouncement on our consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SFAS No. 108 is effective for fiscal years ending after November 15, 2006. We are evaluating the impact of adopting SAB No. 108 on our financial statements.

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

Forward-looking statements are based on management’s current assumptions, estimates and expectations of future events. We cannot guarantee that these assumptions and estimates are accurate or that the expectations will be realized. All of these forward-looking statements are subject to risks and uncertainties. Some of the factors that could cause our actual results to differ materially from those projected in any such forward-looking statements include, without limitation:

•	our ability to implement the strategic plans being formulated in connection with management’s recently completed strategic review of all aspects of the Company’s operations;

•	our ability to effect several expense management initiatives, including (i) aligning our costs with existing levels of revenues, (ii) making better use of our assets, particularly our branch offices and branch office personnel within our Portamedic paramedical examination business, and (iii) generating cost efficiencies through an enhanced information technology platform;

•	our meeting or exceeding our customers’ expectations with respect to the quality and timeliness of our services on a consistent basis;

•	our ability to enhance and expand our technology and network infrastructure;

•	our ability to finance our operations; and

•	our ability to anticipate key trends and developments affecting our businesses, and proactively position ourselves to seize opportunities presented by these trends and developments.

•	our ability to remediate the material weaknesses discussed in Item 4 contained in this report.

Our 2005 annual report on Form 10-K should be read in conjunction with this quarterly report on Form 10-Q. The section of the annual report and our quarterly report on Form 10-Q for the quarterly period ended September 30, 2006 under the caption “Risk Factors” addresses some of the important risk factors that are affecting or may affect our business, results of operations and financial condition. See also the updating of our risk factor disclosure in Part II, Item 1A of this Form 10-Q. These risk factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors not identified could also have material adverse effects on our future results.

The forward-looking statements included in this quarterly report are made as of the date of this report. Other than as required by law, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect events or circumstances that subsequently occur or of which we hereafter become aware. Unless otherwise indicated, all references to the third quarter reflect our fiscal quarter that ends September 30, and all reference to the nine months ended reflect the nine month period ended September 30.

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

Our Health Information Division accounted for 89.0% and 88.1% of our total revenues in the third quarter of 2006 and 2005, respectively. Our core Portamedic paramedical examination business accounted for 59.1% of our HID revenue and 52.6% of our total revenue in the third quarter of 2006 and 59.0% of our HID revenue and 52.0% of our total revenues in the third quarter of 2005. For the nine month periods ended September 30, 2006 and 2005, HID accounted for 89.2% and 87.7% of our total revenues, respectively. Our Portamedic paramedical examination business accounted for 60.5% of our HID revenue and 54.0% of our total revenue in the nine months ended September 30, 2006 and 60.9% of our HID revenue and 53.5% of our total revenue in the nine months ended September 30, 2005.

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

Our Claims Evaluation Division accounted for 11.0% and 10.8% of our total revenues in the three and nine month periods ended September 30, 2006, respectively, compared to 11.9% and 12.3% in the three months and nine month periods ended September 30, 2005, respectively.

Financial Results for the Third Quarter and Nine Months Ended September 30, 2006

For the three months ended September 30, 2006, total revenues decreased 9% to $70,216 compared to $77,429 in the third quarter 2005. The Company incurred a net loss of $41,958 or $(0.63) per diluted share compared to a net loss of $2,436 or $(0.04) per diluted share in the third quarter 2005. The net loss for the third quarter 2006 includes a non-cash charge of $31,835 related to an increase in the valuation allowance for deferred tax assets and a charge of approximately $6.8 million pertaining to restructuring and other charges. Third quarter 2005 results include restructuring and other charges of approximately $4.6 million.

For the first nine months of 2006, total revenues were $222,655 compared to $243,847 in the comparable period of 2005, a decrease of 9%. The Company’s net loss for the first nine months of 2006 totaled $43,774, or $(0.66) per diluted share, compared to net income of $2,688, or $0.04 per diluted share, in the comparable period of 2005. The net loss for the first nine months of 2006 includes a non-cash charge of $31,835 related to an increase in the valuation allowance for deferred tax assets. Restructuring and other charges included in these results are $8,550 and $5,650 for the first nine months of 2006 and 2005, respectively.

Status of Our Strategic Review and Turnaround Program

In the first quarter of 2006, our new management team, under the leadership of our new chief executive officer, completed an extensive review of all aspects of the Company’s business. The review was undertaken to assess our organizational strengths and challenges and to help plot a future course of action.

As a result of our review, along with the continuation of the negative trends we have identified in previous periodic reports, particularly with respect to our core Portamedic business, management formulated a two-year turnaround program. Management anticipates that the Company will pursue the financial and other goals of this program in three phases:

Phase 1 - Expense Management

Phase 2 - Revenue Enhancement

Phase 3 - Growth Investment

Expense Management

In April 2006, the Company began a strategic review process which divided the Company into teams, each with specific accountability and responsibility. The process was led by an executive team, with support from our external consultants EHS Partners. Although the strategic review’s primary focus was expense management, there were also incremental revenue opportunities identified during this first phase of our turnaround program.

The Company’s strategic review was completed in September, 2006 which resulted in detailed plans to implement expense management initiatives identified during the review, along with the related incremental revenue opportunities. The implementation period is expected to cover eight quarters, with the majority of the initiatives completed in the first four quarters.

As a result of our strategic review, management has developed plans which, when fully implemented, are expected to result in approximately $17.5 million of additional operating income on an annual basis, comprised of $11.5 million in annual cost reductions and approximately $6.0 million of additional operating income from new revenue initiatives. The expected impact on gross margin of these plans is an increase of approximately $12.7 million, with an expected SG&A expense reduction of $4.8 million. For calendar year 2007, management expects the plan initiatives should generate approximately $6.8 million in cost reductions and $3.5 million of additional operating income from revenue initiatives.

The two year implementation period reflects managements decision to move in a careful, methodical manner in order to protect existing revenue and our abilities to deliver client service. Management recognizes that our wholly-owned branches, dedicated Portamedic examiners, customer service representatives and branch managers are essential to our success.

We are following four strategies to reduce costs and build for the future. The first is to transform our core Portamedic business.

We have taken a thorough, office-by office review of our Portamedic branches. Our goal has been to retain our geographic coverage and our revenue. These goals include:

•	First, to address changes in our customers’ distribution channels, as the number of agents and brokers who order our services has been reduced by industry consolidation;

•	Second, to eliminate geographic overlaps among some of our offices;

•	And third, to balance local office volumes and operating costs.

As we make these changes, we are also expanding the number of local sales and marketing people calling upon local agents. We will also continue a rollout of our pay for performance and incentive-based compensation at all levels. In addition, we will introduce new training and continuing education credits for examiners, giving them more opportunities to learn and grow in our business.

Leveraging technology is our second core strategy. We believe it is fundamental to the success of our branch transformation. We will introduce new imaging capabilities that will give our examiners one process for each exam, saving time. Payroll will be centralized, taking this and other administrative tasks off the desks of our local managers. Furthermore, we will leverage our new branch ordering system to improve accuracy and client reporting, a system which has been fully deployed across all of our locations.

Other technology initiatives include applications that will enable us to reduce expenses throughout the Company. For example, we will reduce our communications costs by implementing voice-over-Internet telephone service. We will build an internal fax service to replace an expensive external supplier. Furthermore, we will give local insurance agents access to our tele-interviewing centers by instantly transferring their applicants to our customer service professionals.

Our third core strategy is to manage with discipline which focuses on improving our cost structure through greater asset utilization. This strategy includes reducing our real estate expenses, centralizing purchasing and travel to gain volume discounts, eliminating costly equipment leases and, in general, tailoring our cost structure to the realities of our business. Among other things, we will be increasing the spans of control of our managers, while improving productivity and efficiency companywide.

The fourth strategy we are following is to expand our business. While the primary focus of Phase 1 was to control costs, we have also developed several new revenue opportunities.

Management will seek to win new customers for medical manufacturing and distribution at our subsidiary, Heritage Labs. We will also take advantage of opportunities to develop new testing products for our customers related to wellness and disease management.

We plan to expand Hooper Evaluations in new markets in Texas and the Northeast while adding Attending Physicians Statements and prescription histories to the services we provide to claims adjusters.

We also have opportunities in our MAAS underwriting services business to significantly expand our customer base and widen the range of services we provide to existing customers. We have developed plans to expand our service range to include audit functions, as well as seasonal and overload underwriting.

Finally, Medicals Direct, our wholly-owned subsidiary in the United Kingdom, is expected to deliver new screening services to financial institutions, high net worth clients and employers.

Revenue Enhancement

The focus of Phase 2 of our turnaround program will be seeking to reverse the decline in revenues and profitability we are experiencing in each of our two divisions and pursue opportunities for revenue enhancement. As noted previously, although the focus of Phase 1 was primarily expense management, there were also revenue enhancement initiatives identified. Additional steps to be taken during Phase 2 will be tailored to each of our two divisions.

In our Health Information Division, we must address the factors that have contributed to the decline in Portamedic volumes, average revenue per paramedical exam and operating margins which we have been experiencing since 2003. In our prior periodic reports, we have identified what we perceive to be the more significant challenges facing our Portamedic business, including:

•	the overall decline in the life insurance market in the United States, as evidenced by the continuing decline in life insurance application activity. Industry analysis has attributed this decline to the shift in consumers’ preferences away from individual life insurance policies and toward accumulation and investment products, such as annuities and mutual funds. This, in turn has resulted in a drop-off in the number of insurance agents selling life insurance

•	the downward pricing pressure from our life insurance carrier customers, as well as our principal competitors.

Portamedic’s customers, consisting of insurance carriers, their agents, independent brokers and those entities that sell life and health insurance through what we refer to as the alternative distribution channel (i.e., direct mail, telephone and the Internet) all seek the delivery of paramedical examination and ancillary medical informational gathering services that are characterized by consistently high quality and speed. Both are critical to the underwriting process. To stabilize and ultimately grow our market share in a flat or declining market, we need to deliver superior performance with respect to each of these two key parameters.

•	Expanding the number of local sales and marketing people calling upon local insurance agents While we have national contracts with a number of the leading insurance carriers, the majority of our Portamedic business is generated locally – through our branch offices and the local insurance agents and brokers they serve. We believe that the planned centralization of a greater number of administrative functions will enhance the ability of branch office personnel to generate new and continuing business.

•	Enhance customers’ awareness of our one-stop shopping capabilities. We need to do a better job of raising our customers’ awareness of our ability to provide them with the complete portfolio of medical-related risk assessment information services.

With respect to our Claims Evaluation Division, our management perceives that the outsourced medical claims management market in the United States, including the market for our claims evaluation services (e.g., independent medical exams and peer reviews), may be contracting. Property and casualty insurance is largely regulated on a state level. Most of the demand for our claims evaluation services is a function of the insurers’ efforts to evaluate claims and properly manage claim costs. Several states, including New York (where historically a significant portion of the CED’s revenues have been derived, since we entered this business in 2002), have proposed or adopted reforms to manage claim costs and more effectively combat fraud. We believe this has been a contributing factor in the declining number of claims for which the CED’s customers are seeking the division’s services, specifically with automobile insurance claims.

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

Growth Investment

The final phase of our turnaround program is growth investment, which is currently expected to begin in late 2007 and 2008. This phase will include our development of an optimal growth strategy which focuses on our core capabilities. All organic and acquisition opportunities identified during this phase will be screened for growth potential, profitability and risk.

Results of Operations (amounts in 000’s, except per share data)

Comparative Discussion and Analysis of Results of Operations for the three and nine months ended September 30, 2006 and September 30, 2005, respectively.

The table below sets forth the Company’s revenues by division and, in the case of HID, by component business for the periods indicated. Dollar amounts (other than share and per share figures) contained in the narrative discussion are in thousands, unless otherwise noted.

	Three months ended September 30,			Nine months ended September 30,
	2006	2005 (Restated)	% Change	2006	2005 (Restated)	% Change
HID
Portamedic	$36,924	$40,237	-8.2%	$120,161	$130,154	-7.7%
Infolink	7,646	7,851	-2.6%	24,481	22,935	6.7%
Medicals Direct Group (MDG)	9,643	10,868	-11.3%	28,713	32,596	-11.9%
Other	8,310	9,254	-10.2%	25,200	28,157	-10.5%

Total HID	62,523	68,210	-8.3%	198,555	213,842	-7.1%
CED	7,693	9,219	-16.6%	24,100	30,005	-19.7%

Total	$70,216	$77,429	-9.3%	$222,655	$243,847	-8.7%

Revenues

Consolidated revenues for the three month period ended September 30, 2006 were $70,216, a decline of 9.3% from the corresponding period of the prior year. For the nine month period ended September 30, 2006, our consolidated revenues were $222,655 compared with $243,847 in the corresponding period of the prior year, a decrease of $21,192 or 8.7%. As explained in greater detail below, the revenues of each of our two divisions were lower than the three and nine month periods ended September 30, 2005.

Health Information Division

Our Health Information Division’s (HID) revenues of $62,523 in the third quarter of 2006 were $5,687 lower (8.3%) than in the third quarter of 2005. For the nine month period ended September 30, 2006, our HID revenues were $198,555 compared to $213,842 in the same period of prior year, a decrease of $15,287 or 7.1%.

Portamedic

The decline in revenues of our Portamedic business (8.2% in the third quarter of 2006 and 7.7% in the nine month period ended September 30, 2006) has been the primary reason for the decline in HID revenues. The decline in Portamedic revenues in the three and nine month periods ended September 30, 2006 reflected a combination of:

•	fewer paramedical examinations performed in the third quarter (535,000 in 2006 vs. 589,000 in 2005) and in the nine month period ended September 30, (1,723,000 in 2006 vs. 1,871,000 in 2005); and

•	lower average revenue per paramedical examination in the third quarter ($71.99 in 2006 vs. $73.38 in 2005) and in the nine month period ended September 30, ($71.95 in 2006 vs. $73.56 in 2005).

We attribute a portion of the reduction in the number of paramedical examinations performed in the third quarter and nine month period ended September 30, 2006 to a decline in life insurance application activity in the United States and therefore the need for fewer paramedical examinations. In addition, the reduction in revenue reflects the continuing effect of the loss of a significant customer which began in the first quarter of 2005, and accounted for approximately 0.6% and 1.4% of the HID’s revenues in the third quarter and first nine months of 2005.

We attribute the decline in Portamedic’s average revenue per paramedical examination to downward pricing pressure from our life insurance customers.

Infolink

As reflected in the table above, our Infolink business (APS retrieval and tele-interviewing) decreased 2.6% to $7,646 in the third quarter of 2006 vs. $7,851 in the same period of the prior year. This decrease in revenue reflects a reduced number of APS units partially offset by an increase in the number of tele-interviewing units. For the nine month period ended September 30, 2006 Infolink revenues grew by 6.7% ($24,481 vs. $22,935 in the corresponding period of the prior year). This increase is due to increased volume in our tele-interviewing business which continues to attract new customers.

Tele-interviewing has become an increasingly accepted practice, particularly by insurance carriers, because of the time and cost advantages. We believe tele-interviewing will positively impact our paramedical examination business as many tele-interviews result in additional paramedical services.

The decrease in APS units in the third quarter and nine months ended September 30, 2006, is primarily attributable to the decline in APS orders during the consolidation period in which branch office APS services were consolidated to our centralized facility in Kansas City. As this consolidation is now complete, we believe APS orders will increase during the fourth quarter. We believe the consolidation of our APS retrieval service centers and our branch offices APS business into our operations center in Kansas City will benefit our customers by providing improved quality and service time.

Medicals Direct Group

Medicals Direct Group’s third quarter 2006 revenues were down $1,225 or 11.3%, compared to same period of the prior year. Of this amount, approximately $1,690 (or 15.6%) represents a decline in MDG’s revenue, partially offset by a favorable change in the Pound Sterling/U.S.$ average exchange rate of $465 (or 4.3%). For the nine month period ended September 30, 2006 revenues declined to $28,713 compared to $32,596 for the same period in the prior year, a decline of 11.9%. The impact of the change in the Pound Sterling/U.S. $ average exchange rate for the nine month period ended September 30, 2006 accounted for a decline in revenues of $407 (or 1.2%). Approximately $3,476 (or 10.7%) is a result of a decline in MDG’s revenues. The decline in MDG’s revenues (excluding the foreign exchange impact) for the third quarter is primarily attributable to a decrease in the outsourced underwriting business of $849 or 42.5% and a decrease in MDG’s medical screenings business of $736 or 9.6%, partially offset by incremental business generated from the Doctors Direct acquisition of $340. The revenue decline (excluding the foreign exchange impact) in the nine month period ended September 30, 2006 is primarily attributable to a decrease in the outsourced underwriting business of $2,525 or 41.5% and a decrease in MDG’s medical screenings business of $1,219 or 5.4%, partially offset by the incremental business of Doctor’s Direct of $1,141.

The outsourced underwriting business represents approximately 12.5% and 12.2% of MDG’s total revenue in the third quarter and the nine month periods ending September 30, 2006, respectively. Two of MDG’s underwriting clients terminated their contracts in the first quarter of 2006. Several other clients have reduced their use of MDG’s outsourced underwriting services as a result of declining life insurance policy sales and therefore, the need for MDG’s services, partially attributable to the decline in the U.K. housing market, among other factors, which is a key driver in purchasing life insurance policies in the UK.

MDG derived a significant portion of its revenues (75.7%) and (73.7%) in the third quarter and first nine months of 2006 from its screenings business (nurses and physicians medical exams). Revenues from this business decreased by 9.6% in the third quarter of 2006 and 5.4% in the nine month period ended September 30, 2006 primarily due to volume reductions in exams related to life insurance policies, as the U.K. housing market has declined, along with the related purchases of life insurance policies.

In January 2006, MDG acquired Doctors Direct, a primary care provider located in the U.K., which services private patients who cannot use the national healthcare system, such as tourists and other private patients, for approximately $1,107 in cash. Doctors Direct contributed $340 and $1,125 to MDG’s revenues for the three and nine month periods ended September 30, 2006.

Other

Our remaining HID revenues consist principally of the revenues derived by Heritage Labs and Mid-America Agency Services (MAAS), our outsourced underwriting business in the U.S.

Heritage Labs’ revenues in the third quarter of 2006 were $4,271, a decline of $386 or 8.3%. For the nine month period ended September 30, 2006, Heritage Labs’ revenues were $13,543 compared to $14,786 for the same period of the prior year, a decline of $1,243 or 8.4%. Heritage Labs tested fewer specimens (187,000 vs. 207,000) in the third quarter of 2006 compared to the corresponding period of the prior year, and (620,000 vs. 665,000) in the first nine months of 2006 and 2005, respectively. Heritage’s average revenue per specimen tested was higher in the third quarter and first nine months of 2006 ($15.71 vs. $14.25) and ($14.84 vs. $14.07), respectively. The reduced demand for Heritage services is primarily attributable to the loss of a client as a result of that client being acquired by another insurance company, who is not a customer of Heritage, along with volume reductions at a customer resulting from their decision to spread their lab-testing among several suppliers.

MAAS’s revenues of $4,039 in the third quarter of 2006 were down $558 or 12.1% compared to the third quarter of 2005. For the nine month period ended September 30, 2006 revenues were down $1,714 or 12.8%. The reduction was primarily due to significantly lower life insurance applications.

MAAS has been notified by a major client that in order to mitigate its risk in utilizing MAAS as its sole outsourced underwriter, the client will expand its underwriter supplier network beginning in 2007. As a result of the reduction in revenue from this client, MAAS’s 2007 annual revenues are expected to decline by approximately $4.0 million. The Company is aggressively pursuing additional revenue opportunities to replace this expected loss.

Claims Evaluation Division

Our Claims Evaluation Division (CED) now operates under the name of Hooper Evaluations, Inc. following the merger into Hooper Evaluations, Inc. of the four companies (i.e., D&D Associates, Medimax, Allegiance Health and Michigan Evaluation Group) we acquired between November 2002 and May 2004. The merger was effected in February 2006.

Our Claims Evaluation Division’s revenues in the third quarter of 2006 were $7,693, down $1,526 (or 16.6%) compared to the third quarter of 2005. For the nine month period ended September 30, 2006 revenues were $24,100, down $5,905 (or 19.7%) compared to the same period in the prior year. The decline is primarily attributable to the following:

•	a reduction in peer reviews, which we believe reflects increased cost consciousness on the part of property and casualty insurance carriers, self-insured and third-party administrators and the perception that such reviews have been of limited value in litigating claims; and

•	a decrease in the number of claims referred to the division by its customer base.

As discussed in the Overview above, our management perceives that the outsourced medical claims management market in the United States, including the market for the CED’s claims evaluation services, may be contracting. However, the drop-off in the number of claims referred to the division in the third quarter and first nine months of 2006 may be attributable to our customers losing market share to their competitors who are currently not customers of the division, rather than an overall reduction in claims in the geographic markets we serve, most notably New York. The Company does not feel there is an overall reduction in claims in the geographic markets we serve. In that regard, the CED is aware that certain P&C insurers have been experiencing increased claims activity. This reinforces the need for CED to pursue the business of new clients. As a result, the Company has hired additional sales resources to address this issue. In addition, CED is now marketing new product lines to existing customers and is attempting to leverage existing national contracts to expand into other geographic areas.

Cost of Operations

Our total cost of operations amounted to $54,007 in third quarter of 2006, compared to $58,608 for the third quarter of 2005. For the nine months ended September 30, 2006, total cost of operations was $169,179 compared to $178,170 for the same period in the prior year. The following table shows the cost of operations as a percentage of revenues (and, in the case of the HID, further broken down by certain of its component businesses) for the quarterly periods ended September 30, 2006 and 2005, respectively and for the nine month periods ended September 30, 2006 and 2005, respectively.

	Three months ended September 30,				Nine months ended September 30,
(in thousands)	2006	As % of Revenues	2005 (Restated)	As % of Revenues	2006	As % of Revenues	2005 (Restated)	As % of Revenues
HID
Portamedic/Infolink	$36,294	81.4%	$38,458	80.0%	$115,656	80.0%	$116,274	76.0%
Medicals Direct	7,236	75.0%	8,064	74.2%	21,650	75.4%	24,410	74.9%
Other	4,939	59.4%	5,411	58.5%	14,598	57.9%	16,301	57.9%

Total HID	48,469	77.5%	51,933	76.1%	151,904	76.5%	156,985	73.4%
CED	5,538	72.0%	6,675	72.4%	17,275	71.7%	21,185	70.6%

Total	$54,007	76.9%	$58,608	75.7%	$169,179	76.0%	$178,170	73.1%

Health Information Division

Cost of operations for the Health Information Division was $48,469 in third quarter of 2006, compared to $51,933 in the third quarter of 2005. As a percentage of revenues, cost of operations increased to 77.5% in the third quarter of 2006, compared to 76.1% in the third quarter of 2005. The HID’s cost of operations for the nine month period ended September 30, 2006 was $151,904 compared to $156,985 for the same period in the prior year. As a percentage of revenues, cost of operations increased to 76.5% compared to 73.4% for the same period in the prior year. The increase in the cost of operations as a percentage of the revenues in the third quarter and first nine months of 2006 was primarily attributable to:

•	the decline in revenues derived from our Portamedic, Medicals Direct, Heritage Labs and MAAS businesses, without a corresponding adjustment to the applicable cost structures; and

•	higher fees paid to contract paramedical examiners, reflecting the Company’s efforts to retain and recruit qualified examiners.

Claims Evaluation Division

In the third quarter of 2006, the CED’s cost of operations totaled $5,538, compared to $6,675 in the third quarter of 2005. As a percentage of revenues, cost of operations decreased slightly to 72.0% in the third quarter of 2006, compared to 72.4% in the third quarter of 2005. For the nine month period ended September 30, 2006, the CED’s cost of operations was $17,275 compared to $21,185 for the same period in the prior year. As a percentage of revenues, cost of operations represented 71.7% and 70.6% in the first nine months of 2006 and 2005, respectively. The increase in cost of operations as a percentage of revenues in the first nine months of 2006 was primarily attributable to:

•	lower revenue levels, particularly in the State of New York; and

•	higher costs associated with administering claims from the Midwest and Northeast regions requiring services to be performed in areas where the CED’s physician panels are not as extensive and/or concentrated as in the CED’s principal geographic markets (which, in general, implies higher costs per evaluation).

Selling, General and Administrative Expenses (Including Restructuring and Other Charges)

	Three months ended September 30,				Nine months ended September 30,
(in thousands)	2006	% of revenues	2005	% of revenues	2006	% of revenues	2005	% of revenues
HID	$24,508	39.2%	$20,584	30.2%	$60,849	30.6%	$53,752	25.1%
CED	1,641	21.3%	2,245	24.4%	5,577	23.1%	7,061	23.5%

Total	$26,149	37.2%	$22,829	29.5%	$66,426	29.8%	$60,813	24.9%

Health Information Division

SG&A expenses for the HID increased $3,924 to $24,508 for the three month period ended September 30, 2006, compared to $20,584 in the same period of the prior year. The HID’s SG&A expenses represented 39.2% and 30.2% of the division’s revenues in the third quarter of 2006 and 2005, respectively. For the nine month period ended September 30, 2006 SG&A expenses increased $7,097 to $60,849 compared to $53,752 in the same period of the prior year.

The increase in the HID’s SG&A in the third quarter (which includes all corporate overhead) is primarily due to:

•	restructuring charges for employee severance and branch office closures totaling $770; in comparison to restructuring charges in 2005, primarily for executive severance of $3,190;

•	a fee payable to outside consultants of $5,100 based on the results of the Company’s 2006 strategic review, and related costs of approximately $450;

•	a contract cancellation fee related to early termination of a software resale agreement totaling $500, recorded in the third quarter of 2006; and

•	increased employee benefit costs of approximately $500.

The increase in the HID’s SG&A in the first nine months of 2006 is primarily due to:

•	restructuring charges for employee severance and branch office closures totaling $1,636; offset by reduced executive severance of $3,190;

•	a fee payable to outside consultants of $5,100 based on the results of the Company’s 2006 strategic review, and associated internal review costs of $735;

•	a contract cancellation fee related to early termination of a software resale agreement totaling $500, recorded in the third quarter of 2006;

•	increased legal and audit fees related to the Company’s restatement of its prior period financial statements and the filing of its 2005 annual report on Form 10-K, totaling $867;

•	increased employee benefit costs of approximately $1,450; and

•	increased IT costs such as data transmission media upgrades, software leases, and depreciation totaling $1,071.

During the three month period ended September 30, 2006, the Company recorded restructuring charges and other charges in the HID totaling $6,817, which consisted primarily of employee severance and branch office closure costs and expense management consulting fees. The restructuring charges were recorded primarily as a result of the ongoing reorganization in the core Portamedic business. In the third quarter of 2005, the Company recorded restructuring and other charges totaling $4,609, which consisted of executive severances and software application product write-offs.

For the nine month period ended September 30, 2006 the Company incurred $8,550 of restructuring and other charges including employee severance, branch office closure costs, legal/audit costs associated with the restatement of the Company’s consolidated financial statements and expense management consulting fees. During the nine month period ended September 30, 2005 the Company recorded restructuring charges totaling $5,650, which consisted of employee severance, branch office closure costs and the write-off of certain software application products.

Claims Evaluation Division

The CED’s SG&A expenses in the third quarter of 2006 were approximately $1,641 or 26.9% lower than in the same period of the prior year. For the nine month period ended September 30, 2006, the CED’s SG&A expenses were approximately $5,577 or 21.0% lower than in the same period of the prior year. The savings resulted primarily from the consolidation of the CED companies into Hooper Evaluations and the resultant headcount reductions.

The Company has begun its financial budgeting process for fiscal year 2007 and expects to complete this process by the end of the fourth quarter 2006. The 2007 budget will be used by the Company, along with other analyses, to perform its annual goodwill impairment test and other impairment analyses. Based on our preliminary budgeting information and the expected future financial impact of the implementation of our strategic review plans, there is no indication of impairment as of September 30, 2006. However, depending upon our fourth quarter results and the completion of the 2007 budgeting process, the Company could have an impairment charge in the fourth quarter of 2006.

Operating Income (Loss)

Consolidated operating loss for the third quarter of 2006 was ($9,940), or (14.2%) of consolidated revenues, compared to consolidated operating loss for the third quarter of 2005 of ($4,008), or (5.2%) of consolidated revenues. For the nine month period ended September 30, 2006 consolidated operating loss was ($12,950), or (5.8%) of consolidated revenue compared to operating income for the nine month period ended September 30, 2005 of $4,864 or 2.0.% of consolidated revenues.

Health Information Division. As a result of the factors discussed above, the HID segment recorded an operating loss of ($10,454) in the third quarter of 2006, compared to operating loss of ($4,307) in the third quarter of 2005. For the nine month period ended September 30, 2006, the HID segment recorded an operating loss of ($14,199) compared to operating income of $3,105 for the same period in the prior year.

Claims Evaluation Division. The CED’s operating income in the third quarter of 2006 was $514 compared to $299 in the third quarter of 2005. For the nine month period ended September 30, 2006, the CED segment recorded operating income of $1,249 compared to operating income of $1,759 for the same period in the prior year.

Income Taxes

The tax expense recorded for the three and nine month periods ended September 30, 2006, totaled $31,835 and $30,336, respectively, and included a non-cash charge to record a full valuation allowance for the Company’s remaining deferred tax assets.

The Company has significant deferred tax assets attributable to tax deductible intangibles, capital loss carryforwards, and federal and state net operating loss carryforwards, which may reduce taxable income in future periods. During the third quarter of 2006, the Company continued to monitor the realizability of these assets and concluded that it was not more likely than not that such assets will be realized. The decline in revenue and margin, the cumulative tax and operating losses, the lack of taxes in the carryback period, and the uncertainty surrounding the extent or timing of future taxable income led the Company to conclude that it was no longer more likely than not to realize the tax benefits of the deferred tax assets. Accordingly, the Company recorded a full valuation allowance on its remaining net deferred tax assets of $31,835 in the third quarter of 2006.

The effective tax rate (benefit) for the three month period ended September 30, 2005 was (41.6%). For the nine month period ended September 30, 2005 the effective tax rate (benefit) was 37.6%.

Net Income (Loss)

Net loss for the third quarter of 2006 was ($41,958) or $ (0.63) per diluted share compared to a net loss of ($2,436) or ($0.04) per diluted share in the same period in the prior year. For the nine month period ended September 30, 2006 net loss was ($43,774) or ($0.66) per diluted share compared to net income of $2,688 or $0.04 per diluted share for the same period in the prior year.

Liquidity and Financial Resources

The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash and cash equivalents. At September 30, 2006, the Company had $6,816 in cash and cash equivalents, compared to $4,720 at June 30, 2006 and $11,683 at December 31, 2005. The decline in our cash and cash equivalents in the first nine months of 2006 is principally attributable to the following, which have been partially offset by income tax refunds of approximately $4,677 received in the third quarter of 2006:

•	restructuring payments related to employee severance and branch office closure costs totaling $2,300;

•	capital expenditures in the first nine months of 2006 of $4,845;

•	seller financed debt, performance-related and other payments in connection with prior years’ acquisitions of $3,783;

•	our acquisition of Doctors Direct for $1,107; and

•	principal payments under our credit agreement (specifically, to repay the remaining balance under the term loan in full) of $1,000.

For the balance of 2006, we anticipate that our major cash expenditures will include:

•	a portion of the restructuring and other special charges recorded in the third and fourth quarters;

•	capital expenditures of approximately $1,000 in the fourth quarter.

Our projections of cash flows from operations for the balance of the year have been adjusted to reflect the lower than budgeted levels of revenues and operating income for certain of our businesses. Based on our current projections, our existing cash and cash equivalents, and borrowing capability under our new Loan and Security Agreement entered into on October 10, 2006, we believe that we have sufficient funds to meet the Company’s short term and long term cash needs.

Cash Flows (used in) provided by Operating Activities

For the nine month period ended September 30, 2006, net cash provided by operating activities was $2,196 compared to $3,860 in the same period of the prior year.

The net cash provided by operating activities in the first nine months of 2006 reflects a net loss of ($43,774), and includes non-cash charges of $5,034 in depreciation and amortization, and deferred income taxes of $31,589 (valuation allowance). Changes in working capital items included:

•	a decrease in accounts receivable of $2,186, is primarily a result of decreased revenues during the period. Consolidated days sales outstanding (DSO), measured on a rolling 90-day basis was 52 days at September 30, 2006, compared to 51 days at December 31, 2005. The DSO calculation has been revised to include the allowance for doubtful accounts for all periods reported;

•	an increase in accounts payable and accrued expenses of $3,871, primarily due to both higher accruals and increased restructuring charges; and

•	a decrease in income tax receivable of $2,998 reflecting tax refunds received in third quarter of 2006 totaling $4,677, offset by the income tax receivable recorded relating to our operating loss in the first nine months of 2006 which we may carry-back to recoup taxes paid in previous years.

In the first nine months of 2005, net cash provided by operating activities was $3,860. The significant sources were net income of $2,688 adjusted for the non-cash expenses of $6,200 for depreciation and amortization. These items were offset by an increase in accounts receivable of $4,060 and a decrease in accounts payable and accrued expenses of $1,788.

Cash Flows used in Investing Activities

During the first nine months of 2006, we used net cash of $6,425 in investing activities. The Company used net cash of $4,845 on capital expenditures, including the upgrading of the Company’s financial software system and branch operating system software and hardware.

In addition, the Company made required performance related payments related to the prior-year acquisitions totaling $856. The Company also acquired Doctors Direct-UK for $1,107 in cash in January 2006.

During the first nine months of 2005, we used net cash of $3,730 in investing activities. The Company made payments totaling $4,202, pertaining to the acquisitions of D & D Associates, Inc ($1,550), Allegiance Health, Inc. ($1,427), Medimax, Inc. ($925) and Michigan Evaluation Group, Inc. ($300). The Company also used net cash of $4,239 for capital expenditures.

The Company funded the business acquisition payments and the capital expenditures from existing cash balances.

Cash Flows used in Financing Activities

During the first nine months of 2006, cash flows used in financing activities were $839, which included a $1,000 bank debt payment and payments of seller financed debt for the Heritage Labs acquisitions of $2,927. Partially offsetting this use was $3,088 received in proceeds derived from the exercise of stock options.

In the first nine months of 2005, cash flows used in financing activities were $4,905, which included $2,940 in dividends paid, $1,796 of seller financed debt payments for the Heritage Labs, Inc. and Michigan Evaluation Group acquisitions and $978 in debt payments.

Our Credit Facility

On October 10, 2006, the Company entered into a Loan and Security Agreement, which replaced its Amended and Restated Revolving Credit Facility dated as of October 29, 1999. The Agreement provides the Company with a new senior secured revolving credit facility, the proceeds of which are to be used for general working capital purposes. Under the terms of the Loan and Security Agreement, the lenders have agreed to make revolving credit loans to the Company in an aggregate principal at any one time outstanding which, when combined with the aggregate undrawn amount of all unexpired letters of credit, does not exceed:

(i)	90% of “Eligible Receivables” (as that term is defined in the Loan and Security Agreement) of the Company and the Company’s subsidiaries providing guarantees of the indebtedness under the facility (but, in the case of any such subsidiary, only to the extent that its Eligible Receivables do not exceed the aggregate investment by the Company in such subsidiary and such subsidiary’s receivables become Eligible Receivables); plus

(ii)	65% of the fair market value of the Company’s corporate headquarters located in Basking Ridge, New Jersey –

provided that in no event can the aggregate amount of the revolving credit loans and letters of credit outstanding at any time exceed $25 million. The maximum aggregate face amount of letters of credit that may be outstanding at any time may not exceed $1 million. See Note 12, Long Term Debt, included in this report on Form 10-Q for additional information.

Based on the Company’s existing cash and cash equivalents and borrowings available under its new Loan and Security Agreement, the Company believes that it will have sufficient capital resources to satisfy its short term and long term needs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchases

In April 2005, our Board of Directors adopted a resolution authorizing the repurchase of up to 1.5 million shares of our common stock in any calendar year on the open market or through private transactions, provided that such purchases are for the purpose of funding the Stock Purchase Plan, stock option plans and other permissible purposes. All share repurchases are to be made in compliance with applicable rules and regulations and may be discontinued at any time. The Company did not purchase any shares during 2006. For the nine months ended September 30, 2005, the Company acquired approximately 30,800 shares of Treasury Stock for approximately $122.

Under the terms of the Loan and Security Agreement entered into on October 10, 2006, the Company is not permitted to purchase any shares of its common stock.

Contractual Obligations

As a result of the strategic review completed in September 2006, and the resultant $5.1 million charge incurred, the Company expects to make these payments over the next four consecutive quarters, ending September 2007.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There was only one change to the Company’s critical accounting policies during the nine months ended September 30, 2006 related to the adoption of SFAS No. 123R “Share-based Payment”, which is described more fully in footnote 4 of the Notes to the Unaudited Consolidated Financial Statements. All other critical accounting policies are described in the Company’s 2005 annual report on Form 10-K.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its borrowing activities, under its credit facilities as described in Note 12 to the unaudited consolidated financial statements. The Company’s borrowings are under variable rate instruments. In the first quarter of 2006, a debt repayment of $1.0 million was made at an average interest rate of 5.11%. As of September 30, 2006 there were no borrowings outstanding.

We have foreign currency rate exposure to exchange rate fluctuations with respect to the British Pound. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future. We assess our market risk based on changes in foreign currency exchange rates by measuring the potential impact in earnings, fair values and cash flows. While our U.K. subsidiary results of operations and financial condition are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our financial condition or results of operations. If the exchange rate between the British Pound and the U.S. Dollar were to decrease 10%, the effect on net loss would have been negligible.

Based on the Company’s market risk sensitive instruments outstanding at September 30, 2006, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

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

The Company’s management is currently considering or is in the process of implementing actions to remediate the significant deficiencies and material weaknesses in the Company’s internal control over financial reporting, including:

•	the development, documentation, and internal distribution to all Company business units, of the Company’s financial and accounting policies and procedures;

•	periodic on-site visits by the Company’s senior financial staff and/or other experienced financial managers to Company business units to ensure that the Company’s financial and accounting policies and procedures have been implemented and are being followed; and

•	the design and development of a contract review policy intended to ensure proper billing practices and timely identification and accurate accounting treatment of contracts entered into by the Company and its affiliates.

Further, the Company’s Chief Financial Officer, with assistance from the Company’s senior financial staff and an outside consultant (unaffiliated with the Company’s independent registered public accounting firm), has initiated a review of the design of the Company’s financial reporting structure and the roles and responsibilities of its financial staff personnel, with the objective of improving the overall effectiveness and quality of the Company’s financial reporting.

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

During the third quarter of 2006, the Company continued with its implementation of a new financial accounting system to replace its legacy mainframe system. During the second quarter of 2007, the Company expects to complete the implementation of this new system when it replaces its Accounts Receivable and Billing modules.

During the third quarter of 2006, the Company completed the roll-out of its new branch office operating system. This software application will automate certain manual functions, which management believes will improve the quality and timeliness of its paramedical examinations.

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 and subsequent to the Evaluation Date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to the Company Generally

If we are unable to implement the plans outlined in our September 2006 strategic review, we may not realize the anticipated financial improvements.

In September 2006, we completed a strategic review which resulted in detailed plans to implement expense management initiatives, along with related incremental revenue opportunities. The implementation period for these plans is expected to cover eight quarters. These plans, when fully implemented, are expected to result in approximately $17.5 million of additional operating income on an annual basis.

If we are unable to complete some, or all, of the strategic review detailed plans, we may not realize the additional operating income expected as a result of their implementation.

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

As disclosed in our 2005 annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. This assessment identified material weaknesses in our internal control over financial reporting as of that date. Accordingly, our management determined that our internal control over financial reporting was not effective as of December 31, 2005. Item 4 of Part II of this Form 10-Q describes the steps we have taken, and plan to take, to remediate the identified material weaknesses in our internal control over financial reporting and otherwise improve the overall design and operation of the Company’s control environment. Determining whether these steps are efficacious will require continuing review and testing. Further, these steps may not address other material weaknesses in our internal control over financial reporting that may exist but have not yet been identified. Any failure to maintain adequate internal control over financial reporting could prevent us from reporting our financial results in a complete, accurate, and timely manner. If we are not able to report our future operating results and financial condition in such a manner, we could face litigation or regulatory action. Any of such consequences could adversely affect our business and result in a decline in the market price of our common stock.

Risks Related to Our Health Information Division

We may experience unintended negative consequences as a result of the elimination of geographic overlaps among some of our Portamedic branch offices.

During the fourth quarter of 2006 and continuing into 2007, we will eliminate the geographic overlap that exists among some of our branch offices. The restructuring of Portamedic’s branch structure was motivated by the objective of lowering the division’s operating costs and improving efficiencies. However, the elimination of certain offices could have unintended negative consequences, including a loss of locally generated business and/or loss of employees. Further, we may not realize the anticipated levels of cost improvements, greater efficiencies and improved synergies from this restructuring.

Improper actions by our paramedical examiners or our physician practitioners could cause us to lose business and result in claims against us or our incurring expenses to indemnify our life insurance carrier customers.

In the first quarter of 2006, a life insurance company client informed us that, after investigation, the client has determined that it issued certain life insurance policies that were procured by fraudulent means employed by insurance applicants, the client’s agents, the Company’s sub-contracted examiners and others. As of the date of filing this Form 10-Q, no claim has been asserted against the Company by the client, nor has the client produced any evidence pertaining to the matter. The service agreement between the Company and the client contains certain indemnification provisions which may be applicable. While the Company believes it is probable that the client will assert a claim against the Company for partial indemnification, it also believes that the Company has meritorious defenses to any such claim. However, the risk exists in this situation (and in other instances where allegations of wrongdoing are made regarding our paramedical examiners or physician practitioners) that the client relationship may be damaged, such that we experience a drop-off in the volume of business from the client or the loss of the client’s business.

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

Dated: November 14, 2006

By:	/s/ James D. Calver
James D. Calver
Chief Executive Officer and President

By:	/s/ Michael J. Shea
Michael J. Shea
Senior Vice President and Chief Financial Officer