Form 10-Q
period 2007-03-31
HOOPER HOLMES INC
filed 2007-05-10
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2007

or

☐        Transition Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the transition period from         to

__________________

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

The number of shares outstanding on the Registrant’s common stock as of April 30, 2007 were:
Common Stock, $.04 par value - 68,544,587 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES
INDEX

			Page No.
PART I -	Financial Information (unaudited)

	ITEM 1 -	Financial Statements

		Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	1

		Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006	2

		Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	3

		Notes to Unaudited Consolidated Financial Statements	4-14

	ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-29

	ITEM 3 -	Quantitative and Qualitative Disclosures About Market Risk	30

	ITEM 4 -	Controls and Procedures	31

PART II -	Other Information

	ITEM 1 -	Legal Proceedings	32

	ITEM 1A -	Risk Factors	33

	ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	33

	ITEM 3 -	Defaults upon Senior Securities	33

	ITEM 4 -	Submission of Matters to a Vote of Security Holders	33

	ITEM 5 -	Other Information	33

	ITEM 6 -	Exhibits	33

		Signatures	34

Consolidated Balance Sheets
(unaudited)
(In thousands, except share and per share data)

	March 31, 2007	December 31, 2006

ASSETS (Note 10)
Current Assets:
Cash and cash equivalents	$329	$7,941
Accounts receivable, net	42,089	37,584
Income tax receivable	3,189	3,209
Other current assets	5,908	5,139
Total current assets	51,515	53,873
Property, plant and equipment at cost	47,278	46,425
Less: Accumulated depreciation and amortization	31,338	30,586
Property, plant and equipment, net	15,940	15,839

Goodwill	5,702	5,702
Intangible assets, net	8,210	8,721
Deferred income taxes	312	310
Other assets	461	570
Total assets	$82,140	$85,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,354	$13,294
Accrued expenses	21,554	20,961
Total current liabilities	32,908	34,255
Other long-term liabilities	1,131	2,332
Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 68,464,474 and 67,933,274 shares as of March 31, 2007 and December 31, 2006, respectively.	2,739	2,717
Additional paid-in capital	116,778	115,465
Accumulated other comprehensive income	1,565	1,550
Accumulated deficit	(72,910)	(71,233)
	48,172	48,499
Less: Treasury stock, at cost 9,395 shares as of March 31, 2007 and December 31, 2006	71	71
Total stockholders' equity	48,101	48,428
Total liabilities and stockholders' equity	$82,140	$85,015

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share data)

	Three Months ended March 31,
	2007	2006
Revenues	$72,498	$76,802
Cost of operations	53,939	58,702
Gross profit	18,559	18,100
Selling, general and administrative expenses	19,484	18,959
Restructuring and other charges	513	1,269
Operating loss	(1,438)	(2,128)
Other income (expense):
Interest expense	(89)	(88)
Interest income	22	38
Other expense, net	(99)	(116)
	(166)	(166)
Loss before income taxes	(1,604)	(2,294)
Income tax provision (benefit)	73	(943)
Net loss	$(1,677)	$(1,351)
Loss per share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)
Weighted average number of shares — basic	68,061,631	66,196,745
Weighted average number of shares — diluted	68,061,631	66,196,745

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(unaudited)
(In thousands)
	Three Months ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,677)	$(1,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,020	898
Amortization	519	735
Provision for bad debt expense	625	78
Deferred income taxes	-	820
Share based compensation expense	115	7
Loss on sale of fixed assets	39	49
Change in assets and liabilities, net of effect from acquisition of business:
Accounts receivable	(5,093)	(2,010)
Other assets	(659)	(656)
Income tax receivable	20	(1,896)
Accounts payable, accrued expenses and other long-term liabilities	(2,581)	873
Net cash used in operating activities	(7,672)	(2,453)

Cash flows from investing activities:
Redemptions of marketable securities	-	97
Business acquisition, net of cash acquired	-	(1,413)
Capital expenditures	(1,154)	(1,627)
Net cash used in investing activities	(1,154)	(2,943)

Cash flows from financing activities:
Borrowing under revolving credit facility	2,000	-
Payments on revolving credit facility	(2,000)	-
Principal payments on long-term debt	-	(1,000)
Proceeds related to the exercise of stock options	1,220	81
Excess tax benefits on stock option exercises	-	23
Net cash provided by (used in) in financing activities	1,220	(896)
Effect of exchange rate changes on cash	(6)	34

Net decrease in cash and cash equivalents	(7,612)	(6,258)
Cash and cash equivalents at beginning of period	7,941	11,683
Cash and cash equivalents at end of period	$329	$5,425
Supplemental disclosure of non-cash investing activity:
Change in net unrealized gain on marketable securities	-	$1
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$121	$25
Income taxes	$68	$129

See accompanying notes to consolidated financial statements.

HOOPER HOLMES, INC.

Notes to Unaudited Consolidated Financial Statements
March 31, 2007
(unaudited)
(in thousands, except share data, unless otherwise noted)

Note 1: Basis of Presentation

a) The unaudited interim consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2006 annual report on Form 10-K.

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

The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for any other interim period of the full year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

b) Immaterial Corrections of Prior Year Financial Statements

The Company has recorded corrections to the previously issued December 31, 2006 consolidated financial statements relating to certain misstatements that were not material to the Company’s consolidated financial position or results of operations for the year ended December 31, 2006. The corrections included recording additional revenues, costs of operations, share-based compensation expense and selling, general and administration expenses of $0.1 million, $0.4 million, $0.2 million and $0.1 million, respectively. No tax benefit was recorded on these corrections due to the prior year pre-tax losses incurred and the full deferred tax valuation allowance that was recorded in the prior year. These corrections resulted in a reduction of net income of $0.6 million for the year ended December 31, 2006, however they did not impact the reported results of operations for the three months ended March 31, 2006. The corrections resulted in an increase in accounts receivable, accounts payable, additional paid-in capital and accumulated deficit of $0.1 million, $0.5 million, $0.2 million and $0.6 million, respectively.

c) Certain reclassifications have been made to the prior year’s financial statements in order to conform to the current year’s presentation.

Note 2:	Liquidity

As of March 31, 2007, the Company had $0.3 million of cash and cash equivalents and no debt outstanding under its revolving credit facility. During the three months ended March 31, 2007 our cash and cash equivalents declined by $7.6 million principally due to the following:

•	restructuring payments related to employee severance and branch office closure costs totaling $0.9 million;

•	capital expenditures of $1.2 million;

•	an increase in accounts receivable of $5.1 million; and

•	payment of a contract cancellation fee totaling $0.5 million

The Company’s net cash used in operating activities for the three months ended March 31, 2007 was $7.7 million. If our operating losses continue, it may result in a decline in our operating cash flows, which could further limit our ability to finance our operations and meet our contractual obligations. As discussed in Note 10, the Company’s available borrowing base under its revolving credit facility at March 31, 2007 was $25 million. Based on our current budgeted level of revenue and operating income, our existing cash and cash equivalents, and borrowing capability under our credit agreement with CitiCapital Commercial Corporation, we believe that we have sufficient funds to meet the Company’s cash needs through March 31, 2008.

Note 3:	Earnings Per Share

“Basic” earnings (loss) per share equals net income (loss) divided by the weighted average common shares outstanding during the period. “Diluted” earnings (loss) per share equals net income (loss) divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. Common stock equivalents were 0 for the three months ended March 31, 2007 and 2006.

Our net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the three month periods ended March 31, 2007 and 2006 because the inclusion of common stock equivalents would be antidilutive.

Note 4: Share-Based Compensation

Stock Option Plans— The Company’s stockholders approved stock option plans providing for the grant of options exercisable for up to 4,000,000 shares of common stock in 1992 and 1994, 2,400,000 shares in 1997, 2,000,000 shares in 1999 and 3,000,000 shares in 2002. Options are granted at fair value on the date of grant and are exercisable as follows: 25% after two years and 25% on each of three anniversary dates thereafter, with contract lives of 10 years from the date of grant. At March 31, 2007, the Company is authorized to grant options exercisable for approximately 2,129,800 shares under the plans.

On January 31, 2005 and December 20, 2005, the Company accelerated the vesting of all unvested options which had an exercise price equal to or greater than the closing price of the Company’s common stock on such dates. As a result of the acceleration, options to acquire 3.7 million shares of the Company’s common stock, with exercise prices ranging from $3.46 to $10.47 which would have otherwise vested in accordance with the vesting schedule applicable to the options at the time of grant (i.e., vesting in four equal installments on the second through fifth anniversaries of the grant date) became immediately exercisable. The Company’s decision to accelerate the vesting of these options (which represented all remaining unvested stock options outstanding) was in response to a review of the Company’s long term incentive compensation programs in light of changes in market practices and changes in accounting rules resulting from the issuance of Statement of Financial Accounting Standards (SFAS) No. 123 revised 2004, “Share-Based Payment” (SFAS No. 123R). Accelerating the vesting of these options prior to the Company’s adoption of SFAS No. 123R resulted in the Company not being required to recognize compensation expense of $0.9 million in 2006 and $0.8 million in compensation expense in subsequent years through 2010.

As a result of the Company’s acceleration of vesting of all unvested options, the adoption of SFAS No. 123R had no impact on stock option awards that were outstanding as of January 1, 2006. However, the adoption of SFAS No. 123R resulted in the Company recording $0.1 million and $0 of compensation cost in selling, general and administrative expenses for the three months ended March 31, 2007 and 2006, respectively, related to share-based compensation granted during 2006. The effect on net loss, cash flows from operating activities and cash flows from financing activities from the adoption of SFAS No. 123R for the quarters ended March 31, 2007 and 2006, respectively, was $0.1 million, $0.1 million and $0 million, respectively and $0 million, $0 million and $0 million, respectively. There was no material effect on basic and diluted loss per share for the quarters ended March 31, 2007 and 2006, from the adoption of SFAS No. 123R.

Stock Purchase Plan— In 2003, the Company’s shareholders approved the 2004 Employee Stock Purchase Plan, which provides for granting of purchase rights for up to 2,000,000 shares of Company stock to eligible employees of the Company. The plan provides employees with the opportunity to purchase shares on the date 13 months from the grant date (the purchase date) at a purchase price equal to 95% of the closing price of the Company’s common stock on the American Stock Exchange on the grant date. During the period between the grant date and the purchase date, up to 10% of a participating employee’s compensation is withheld to fund the purchase of shares under the plan. Employees can cancel their purchases at any time during the period without penalty. In February 2006, purchase rights for 94,435 shares were granted with an aggregate fair value of $0.1 million, based on a Black-Scholes pricing model. The February 2006 plan offering concluded in February 2007, and purchase rights for 81,508 shares were granted with an aggregate fair value of $0.1 million, based on the Black-Scholes option pricing model. In February 2007, purchase rights for 79,725 shares were granted with an aggregate fair value of $0.1 million, based on the Black-Scholes option pricing model.

Stock Awards— On January 28, 2003, the Company’s Board of Directors passed a resolution to award non-employee directors of the Company up to a maximum of 15,000 shares of the Company’s common stock as additional compensation for service on the Board. On each of January 31, 2003, 2004 and 2005, each non-employee director then serving on the Board was awarded 5,000 shares which vested immediately. All shares awarded are restricted under SEC Rule 144 under the Securities Act of 1933, as amended. In addition the terms of the awards specify that the shares may not be sold or transferred by the recipient until four years from the date of issue. In January 2006, the Board adopted a resolution removing all contractual restrictions with respect to any such shares held by a director who retires from the Board and is not removed with cause.

At March 31, 2007, and December 31, 2006, 75,000 shares of stock awards with a weighted average grant date fair value of $5.80 per share were restricted. No grant of stock awards were made during the three month periods ended March 31, 2007 and 2006.

During the three month periods ended March 31, 2007 and 2006, options granted totaled 0 and 100,000 shares, respectively. The fair value of the stock options granted during the three months ended March 31, 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months ended March 31, 2006
Expected life (years)	6.75
Expected volatility	45.79%
Expected dividend yield	0%
Risk-free interest rate	4.39%
Weighted average fair value of options granted during the period	$ 1.79

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

The following table summarizes stock option activity for the three month period ended March 31, 2007:

(in thousands, except share and per share amounts)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Outstanding Balance, December 31, 2006	6,052,700	$ 5.58
Granted	-	-
Exercised	(531,200)	2.30
Cancelled	(247,600)	6.69
Forfeitures	(20,000)	2.86
Outstanding Balance, March 31, 2007	5,253,900	$ 5.87	4.7	$ 2,183

Options exercisable - March 31, 2007	4,026,400	$ 6.75	4.7	$ 382

Total share-based compensation expense recorded for the three month periods ended March 31, 2007 and 2006 was $0.1 million and $0, respectively for stock option grants in 2006 and for the value of the lookback feature on the Employee Stock Purchase Plan.

The total intrinsic value of stock options exercised during the three month periods ended March 31, 2007 and 2006 was $1.0 million and $0.1 million, respectively. No stock options vested during the three month periods ended March 31, 2007 and 2006. As of March 31, 2007, there was approximately $1.3 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over 4.3 years.

Cash received from stock options exercised were $1.2 million and $0.1 million for the three month periods ended March 31, 2007 and 2006, respectively and the tax benefits realized from stock options exercised were $0 for the three month periods ended March 31, 2007 and 2006.

Note 5: Goodwill and Intangibles

Goodwill

Goodwill as of March 31, 2007 and December 31, 2006 totaled $5,702 and related to the Company’s Claims Evaluation Division operating segment. There were no changes in the carrying amount of goodwill during the three months ended March 31, 2007.

Intangibles

The following table presents certain information regarding the Company’s intangible assets as of March 31, 2007 and December 31, 2006. All identifiable intangible assets are being amortized over their useful lives, as indicated below, with no residual values.

	Weighted
	Average	Gross
	Useful Life	Carrying	Accumulated	Net
(in thousands)	(years)	Amount	Amortization	Balance
At March 31, 2007
Non-Competition agreements	4.5	$9,277	$8,969	$308
Customer relationships	9.4	16,033	10,671	5,362
Contractor network	7.0	5,700	5,700	0
Trademarks and tradenames	10.8	3,214	674	2,540
		$34,224	$26,014	$8,210
At December 31, 2006
Non-Competition agreements	4.5	$9,277	$8,863	$414
Customer relationships	9.4	16,033	10,332	5,701
Contractor network	7.0	5,700	5,700	0
Trademarks and tradenames	10.8	3,214	608	2,606

		$34,224	$25,503	$8,721

The aggregate intangible amortization expense for the three months ended March 31, 2007 and 2006 was approximately $0.5 million and $0.7 million, respectively. Assuming no change in the gross carrying amount of intangible assets, the estimated acquired intangible amortization expense for fiscal year 2007 is $1.9 million and for fiscal years 2008 to 2011 is $1.6 million, $1.1 million, $1.1 million, and $1.0 million, respectively.

Note 6: Acquisitions

On January 3, 2006, Medicals Direct Group, the Company’s U.K. subsidiary, purchased Doctors Direct, a primary care provider located in the U.K. for $1.1 million in cash, which included the repayment on the date of acquisition of $0.6 million of loans assumed. The Doctors Direct business compliments MDG’s existing clinics and screenings businesses. In addition, the acquisition provided MDG with an entry into the servicing of private patient care. During the third quarter of 2006, the Company finalized the allocation of the purchase price for this acquisition as set forth below.

		Weighted Average
	Amount	Useful Life
Current assets	$301
Intangible assets (customer relationship and tradename)	882	9.2 years
Goodwill	598
Current liabilities	(674)
Total	$1,107

This acquisition was accounted for using the purchase method of accounting and the purchase price was assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The consolidated financial statements include the results of operations since the date of acquisition.

Acquisition - Related Payments:

There were no acquisition related payments made by the Company during the quarter ending March 31, 2007. For the three months ended March 31, 2006, the Company made the following payments related to prior year acquisitions:

	2006
Allegiance Health, Inc.	$ 56	(a)
Medimax, Inc.	250	(b)
Total	$ 306

(a) -	Represents additional purchase price recorded in 2005 to reimburse the seller for certain tax consequences of the acquisition.
(b) -	Represents additional consideration that was recorded as additional purchase price in 2004 upon the achievement of certain performance criteria.

Note 7: Operating Segments

The Company has two reportable operating segments: the Health Information Division (HID) and the Claims Evaluation Division (CED). The HID operating segment includes the Company’s core health information operations: Portamedic, Infolink, Heritage Labs, Medicals Direct and Underwriting Solutions, formerly Mid-America Agency Services (MAAS). It provides a full range of paramedical services to the life insurance industry in the U.S. and the United Kingdom. The CED operating segment, which consists of Hooper Evaluations, Inc., provides independent medical examinations (IMEs) and case management services primarily for property and casualty insurers and claims handlers.

The segments’ accounting policies are the same as those described in Note 1 in the Company’s 2006 annual report on Form 10-K, except that interest expense and non-operating income and expenses are not allocated to the individual operating segment when determining segment profit or loss.

Each of the Company’s subsidiaries operates in only one of the Company’s two operating segments. The total assets of each segment are comprised of the assets of the subsidiaries operating in that segment. Corporate related assets and expenses are included in the Health Information Division.

A summary of segment information for the three months ended March 31, 2007 and 2006, is presented below:

	Three Months Ended			Three Months Ended
(In thousands)	March 31, 2007			March 31, 2006
	HID	CED	Total	HID	CED	Total
Revenues	$64,592	$7,906	$72,498	$68,558	$8,244	$76,802
Depreciation and amortization	1,349	190	1,539	1,464	169	1,633
Operating income (loss)	(1,986)	548	(1,438)	(2,319)	191	(2,128)
Capital expenditures	1,140	14	1,154	1,626	1	1,627
Total assets	$68,892	$13,247	$82,140	$133,113	$28,494	$161,607

Note 8: Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss and other comprehensive income (loss) which refers to those expenses, gains and losses which are excluded from net loss as reflected in the following table:

(In thousands)
	For the three months ended March 31,
	2007	2006
Net loss	$(1,677)	$(1,351)
Other comprehensive income:
Unrealized holding gains arising during period, net of tax	-	1
Net unrealized gain on securities, net of tax	-	1
Foreign currency translation	15	161
Total comprehensive loss	$(1,662)	$(1,189)

Note 9: Restructuring and Other Charges

For the three months ended March 31, 2007, the Company recorded restructuring and other charges totaling $0.5 million, which consisted primarily of branch office closure costs of $0.1 million and employee severance of $0.4 million. The restructuring charges were recorded in the HID segment, and relate primarily to the ongoing reorganization in the Company’s core Portamedic business.

A summary of the 2007 restructuring charges is outlined in the table below:

	Three Months Ended
(In millions)	March 31, 2007		Balance at
Charges		Payments	March 31, 2007
Severance	$0.4	$(0.1)	$0.3
Lease Obligations	0.1	(0.1)	-
Total	$0.5	$(0.2)	$0.3

During the year ended December 31, 2006, the Company recorded restructuring and other charges totaling $10.5 million, which consisted primarily of:

•	restructuring charges totaling $2.3 million;

•	a contract cancellation fee related to early termination of a software resale agreement totaling $0.5 million;

•	a fee payable to outside consultants of $5.6 million based on the results of the cost saving opportunities identified in the Company’s 2006 strategic review;

•	a litigation settlement charge of $1.2 million related to a lawsuit filed against the Company (See Note 11); and

•	outside legal and audit fees of $0.9 million associated with the restatement of the Company’s 2004 and 2005 consolidated financial statements.

  The restructuring charges consisted primarily of employee severance of $1.3 million and branch office closure costs of $1.0 million, and were recorded primarily as a result of the reorganization in the core Portamedic business in the HID segment. A roll forward of the 2006 restructuring charges is outlined in the table below:

(In millions)	Balance at	2007	Balance at
	December 31, 2006	Payments	March 31, 2007
Severance	$0.3	$(0.2)	$0.1
Lease Obligations	0.5	(0.3)	0.2
Total	$0.8	$(0.5)	$0.3

During the year ended December 31, 2005, the Company recorded restructuring and other charges of $6.6 million, which included employee severance packages totaling $4.6 million, branch office closures costs of $0.6 million and the write off of certain purchased business application software totaling $1.4 million. A roll-forward of the 2005 restructuring charges is outlined in the table below:

(In millions)	Balance at December 31, 2006	2007 Payments	Balance at March 31, 2007
Severance\Lease Obligations - HID	$0.7	$(0.2)	$0.5
Total	$0.7	$(0.2)	$0.5

At March 31, 2007, $1.1 million of restructuring charges relating to the above restructurings and $5.0 million of other charges are recorded in accrued expenses in the accompanying consolidated balance sheet. Included in the $5.0 million of other charges is approximately $3.8 million of outside consultants’ fees and $1.2 million related to the litigation settlement described in Note 11. Cash payments related to the above restructuring and other charges are expected to be completed within the next twelve months, except for certain long-term severance payments of $0.3 million, which are recorded in other long-term liabilities.

Note 10: Revolving Credit Facility

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

(i)
90% of “Eligible Receivables” (as that term is defined in the Loan and Security Agreement) of the Company and the Company’s subsidiaries providing guarantees of the indebtedness under the facility; plus

(ii)	65% of the fair market value of the Company’s corporate headquarters located in Basking Ridge, New Jersey -

provided that in no event can the aggregate amount of the revolving credit loans and letters of credit outstanding at any time exceed $25 million. The maximum aggregate face amount of letters of credit that may be outstanding at any time may not exceed $1 million. The Company’s available borrowing base at March 31, 2007 was $25.0 million. During the quarter ended March 31, 2007, the Company borrowed $2.0 million at a rate of 8.25% to fund short term working capital needs. This amount was repaid by March 31, 2007. The Company had no outstanding borrowings from this credit facility as of March 31, 2007.

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

Borrowings of revolving credit loans are to take the form of either LIBOR rate advances or base rate advances, with the applicable interest rate being the LIBOR rate plus 1.75% or the rate of interest publicly announced from time to time by Citibank, N.A. as its base rate, respectively. Interest is payable monthly in arrears. The form of the revolving credit loans shall be at the Company’s option, subject to certain conditions set forth in the Loan and Security Agreement.

The Company is also obligated to pay, on a monthly basis in arrears, an unused line fee (commitment fee) equal to 0.375% per annum on the difference between the maximum amount of the revolving credit facility and the average daily aggregate outstanding amount of revolving credit loans and unexpired letters of credit during the preceding month. The Company incurred commitment fees of $0.02 million and $0.01 million for the three month periods ended March 31, 2007 and 2006, respectively.

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

Note 11: Commitments and Contingencies

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

On January 25, 2005 Sylvia Gayed, one of the Company’s examiners in California, filed a class-action lawsuit against the Company in the Superior Court of California, Los Angeles County, alleging violations of California’s wage and hour laws. The complaint alleged that the Company failed to pay overtime wages, provide meal and rest periods and reimbursement for expenses incurred by examiners in performing examinations. We currently employ approximately 400 examiners in California and have employed in excess of 1,400 examiners in California over the past 60 months. Following a mediation on December 6, 2006, the parties reached a settlement, under which the Company will pay the sum of $1.2 million to the class members in full settlement of this lawsuit. Payment is expected to be made in the third quarter of 2007.

In the past, some state agencies have claimed that the Company improperly classified its examiners as independent contractors for purposes of state unemployment tax laws, and that the Company was therefore liable for taxes in arrears, or for penalties for failure to comply with such agencies’ interpretation of the laws. The Company received an adverse determination in the State of California, and as a result, converted the Company’s independent contractors to employees. There are no assurances that the Company not be subject to similar claims in other states in the future.

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

Note 12: Income Taxes

For the three month period ended March 31, 2007, the Company recorded state tax expense of $0.1 million compared to a tax benefit of $0.9 million for the three month period ended March 31, 2006.

In the first quarter of 2006, the Company recorded a tax benefit of $0.9 million since the Company expected to be able to realize the tax benefit of the first quarter of 2006 loss in future periods. However, in the third and fourth quarters of 2006, the Company concluded that based on the continued decline in revenues and margin, the cumulative tax and operating losses, the lack of taxes in the carryback period, and the uncertainty surrounding the extent or timing of future taxable income, it was no longer more likely than not that it would realize the tax benefits of its deferred tax assets. Accordingly, in the third and fourth quarters of 2006, the Company recorded a full valuation allowance on all of its net U.S. deferred tax assets.

In the first quarter of 2007, the Company recorded state tax expense of $0.1 million. This amount reflects certain minimum state tax liabilities that the Company will incur. No tax benefit was recorded relating to the current year losses, as the Company continues to believe that a full valuation allowance is required on its net U.S. deferred tax assets.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 establishes new evaluation and measurement processes for all income tax positions taken. FIN 48 also requires expanded disclosures of income tax matters. On May 2, 2007, the FASB issued FASB Staff Position No. 48-1, "Definition of Settlement in FASB Interpretation 48" (FIN 48-1). FIN 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN 48-1 is to be applied upon the initial adoption of FIN 48. Accordingly, we adopted the provisions of FIN 48 and FIN 48-1 effective January 1, 2007. The adoption of FIN 48, as amended by FIN 48-1, did not have a material effect on the Company’s consolidated financial statements except for a reclassification of $3.6 million of a non-income tax liability from income taxes payable to accrued expenses.

As of January 1, 2007, no amounts were recorded for unrecognized tax benefits or for the payment of interest or penalties. Furthermore, no amounts were accrued during the three months ended March 31, 2007. Our policy is to recognize interest and penalties related to unrecognized tax benefits in interest expense and income tax expense, respectively, in the consolidated statement of operations.

The Internal Revenue Service (the “IRS”) has completed and closed its audits of our tax returns through 2002. The Company has been advised by the IRS that its tax returns for tax years 2003, 2004 and 2005 will be audited beginning in the second quarter of 2007.

For Medicals Direct Group, our U.K. subsidiary, the years 2005 and forward are still open to examination by the U.K. tax authorities.

State income tax returns for the year 2002 and forward are subject to examination.

Note 13: Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurement. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is intended to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is still in the process of reviewing the impact of its adopting SFAS 157, however, the Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of implementing SFAS 159 on its consolidated financial statements, however, the Company does not expect this adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

Note 14 — Related Party Transaction

For the three months ended March 31, 2007 and 2006, we paid approximately $0.02 million and $0.03 million, respectively, to Paul Kolacki, a member of the Company’s Board of Directors since August 2005, for consulting services related to the Company’s Health Information Division. The Company terminated this arrangement effective March 31, 2007 and Mr. Kolacki will not be providing any further consulting services subsequent to that date. Mr. Kolacki remains a member of the Company’s Board of Directors.

Kenneth Rossano, a member of the Company’s Board of Directors since 1967, provides consulting services to Korn Ferry International in Boston, MA. Mr. Rossano’s compensation from Korn Ferry is not directly or indirectly tied to any fees paid by the Company to Korn Ferry. For the three months ended March 31, 2007 and 2006, respectively, the Company paid Korn Ferry International $0.01 million and $0.2 million for professional services.

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

Forward-looking statements are based on management’s current assumptions, estimates and expectations of future events. We cannot guarantee that these assumptions and estimates are accurate or that the expectations will be realized. All of these forward-looking statements are subject to risks and uncertainties. Some of the factors that could cause our actual results to differ materially from those projected in any such forward-looking statements include, without limitation:

•	our ability to implement the strategic plans in connection with management’s strategic review of all aspects of the Company’s operations completed in September 2006;

•
our ability to effect several expense management initiatives, including (i) aligning our costs with existing, and possibly continued declining levels of revenues, (ii) making better use of our assets, particularly our branch offices and branch office personnel within our Portamedic paramedical examination business, and (iii) generating cost efficiencies through an enhanced information technology platform and realizing the anticipated cost savings from such initiatives;

•	our ability to finance our operations:

•	our ability to reverse the decline in revenues and profitability we are experiencing in each of our two divisions;

•	our success in generating additional operating income from new revenue initiatives;

•	our meeting or exceeding our customers’ expectations with respect to the quality and timeliness of our services on a consistent basis;

•	our ability to enhance and expand our technology and network infrastructure;

•	our ability to leverage our core capabilities to generate revenues in the wellness and disease management markets; and

•	our ability to anticipate key trends and developments affecting our businesses, and proactively position ourselves to seize opportunities presented by these trends and developments.

The section of the Company’s 2006 Annual Report on Form 10-K under the caption “Risk Factors” addresses some of the important risk factors that are affecting or may affect our business, results of operations and financial condition. These risk factors are not necessarily all of the factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors not identified could also have material adverse effects on our future results.

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

Business Description

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

Our Health Information Division accounted for 89.1% and 89.3% of our total revenues for the three months ended March 31, 2007 and 2006, respectively. Our core Portamedic paramedical examination business accounted for 61.3% and 62.2% of our HID revenue and 54.6% and 55.5% of our consolidated revenues for the three months ended March 31, 2007 and 2006, respectively.

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

Our Claims Evaluation Division accounted for 10.9% and 10.7% of our consolidated revenues for the three months ended March 31, 2007 and 2006, respectively.

Financial Results and Business Summary for the First Quarter Ended March 31, 2007

For the three months ended March 31, 2007, consolidated revenues totaled $72.5 million, a 5.6% decline from the corresponding prior year period. The Company’s gross profit improved to $18.6 million in the first quarter of 2007, an increase from $18.1 million in the prior year. For the first quarter of 2007, we incurred a net loss of approximately $1.7 million, or $(0.02) per share, compared to a loss of $1.4 million, or $(0.02) per share in the first quarter of 2006. Our net loss for the first quarter of 2007 included approximately $0.5 million of restructuring and other charges, consisting primarily of severance costs. Our net loss for the first quarter of 2006 included $1.3 million of restructuring and other charges.

On a sequential basis, we noted financial improvements in several areas in comparison to the fourth quarter of 2006. Our consolidated revenues increased 1.6%, primarily attributable to seasonality and increased pricing for certain customers, effective January 1, 2007. Our gross margin percentage improved to 25.6% from 22.9% in the fourth quarter of 2006, largely a result of reduced operating costs associated with the consolidation of Portamedic branch offices during 2006 and early 2007. The reduction in operating costs contributed to a reduction in our operating loss in the first quarter of 2007 ($1.4 million, inclusive of $0.5 million in restructuring charges) compared to our operating loss in the fourth quarter of 2006 ($5.3 million, inclusive of $1.9 million in restructuring charges but excluding goodwill and intangible asset impairment charges of $38.0 million).

The sequential improvements noted above are primarily attributable to the continued execution of our turnaround program begun in 2006. Our actions during the first quarter of 2007 remained focused on controlling our expenses and lowering costs, while taking steps to enhance revenues across our business units. Highlights of actions and accomplishments in the first quarter of 2007 include:

•
Getting on the list of approved outside risk assessment service providers of the national offices of two large insurance carriers with respect to our Portamedic paramedical exam and Heritage Labs specimen testing businesses

•	Increasing our field sales teams to secure revenue orders that are generated locally by agents

•	Introducing new field sales incentive plans, along with new, dedicated field sales leadership

•	Heritage Labs entering into contracts with new insurance company customers from which we expect to derive annual revenue of $1.0 million

•	Entering into a contract with a wellness and disease management customer to provide lab specimen collection kits from which we expect to derive annual revenue of $0.3 million

•	Our Underwriting Solutions business (formerly “MAAS”) entering into four new contracts from which we expect to derive annual revenue of over $1.0 million

Although the positive signs noted above are encouraging, they must be tempered with an appreciation of the very competitive nature of our markets, along with the extended sales cycle which characterizes all of our businesses.

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

The Company’s strategic review was completed in September 2006, at which time detailed plans were formulated to implement expense management initiatives identified during the review, along with the related incremental revenue opportunities. The implementation period is expected to cover eight quarters, with the majority of the initiatives to be completed by December 31, 2007. The two year implementation period reflects management’s decision to move in a careful, methodical manner in order to protect existing revenues and our ability to deliver client service. Management recognizes that our wholly-owned branches, dedicated Portamedic examiners, customer service representatives and branch managers are essential to our success.

Management’s plans, when fully implemented, are expected to result in approximately $17.5 million of additional operating income on an annual basis, comprised of $11.5 million in annual cost reductions and approximately $6.0 million of additional operating income from new revenue initiatives. The expected impact on gross profit of these plans is an increase of approximately $12.7 million, with an expected selling, general and administrative (SG&A) expense reduction of $4.8 million. For calendar year 2007, management expects the plan initiatives should generate approximately $6.8 million in cost reductions and $3.5 million of additional operating income from revenue initiatives.

Revenue Enhancement

The focus of Phase 2 of our turnaround program, which began in the first quarter of 2007, is to reverse the decline in revenues and profitability we are experiencing in each of our two divisions and pursue opportunities for revenue enhancement. As noted previously, although the focus of Phase 1 was primarily expense management, there were also revenue enhancement initiatives identified. Additional initiatives will be identified during Phase 2 which are expected to increase revenues. These initiatives, including the revenue enhancement opportunities already implemented, consist of:

•
seeking opportunities to grow and expand our current services by delivering new and increased value to our customers. The life insurance market in the United States continues to decline based on the reduction in individual life insurance application activity. In order to stabilize and ultimately grow our Portamedic market share in a declining market, we need to deliver higher levels of service, speed and quality, which we believe are critical metrics to our customers’ success;

•
increasing the number of local sales and marketing people calling upon local insurance agents in our Portamedic business. While we have national contracts with a large number of leading insurance carriers, the majority of our Portamedic business is generated locally through our branch offices and the local insurance agents and brokers they serve. We are also increasing the sales force in our other businesses, including Heritage Labs, Underwriting Solutions and the Claims Evaluation Division. In addition, sales incentive plans have been implemented in 2007 for all sales personnel of the Company;

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

We believe that the revenue enhancement initiatives described above should help to stabilize our revenues, which have declined over the past several years.

Growth Investment

The final phase of our turnaround program is growth investment. Beginning in the second half of 2007, with the benefits of our reduced cost structure, we plan to pursue a phase of organic growth. This phase will include our development of a growth strategy which focuses on our core capabilities. We believe that the wellness and disease management markets present a major opportunity to leverage our core capabilities, primarily our ability to deliver paramedical examinations at any location in the U.S., along with the related lab testing and fulfillment services. As health care premiums continue to rise (approximately 11% annually in the last 5 years), wellness and disease management programs have developed into a large market which continues to grow at approximately 20% per annum. Most major corporations are turning to the wellness market for services and methodologies to control and reduce health-care costs (i.e., identify and mitigate employee health risks, before the risks result in an expensive medical claim). Although our revenues from current wellness and disease management customers are not significant, we continue to add new customers. We believe that our core capabilities represent a significant asset to current and potential wellness customers, including the ability to schedule medical and paramedical examinations for large groups of employees, manufacture the necessary collection kits, conduct group examinations at any location and analyze and transmit the related medical data.

In addition, we will consider other growth opportunities beyond wellness and disease management consistent with our core capabilities. All organic and acquisition opportunities identified during this phase will be screened for growth potential, profitability and risk. Conversely, we continually evaluate each of our current business units based on their growth potential, expected return on equity and strategic importance to our turnaround program, in order to ensure we are investing only in those businesses which we believe offer the greatest potential sustainable return to our shareholders.

Key Factors and Industry Trends Affecting Our Businesses

Our revenue, profitability and cash flows are directly affected by the demand for our services, the prices we can charge for the services we provide, the relative volume of the higher-margin services we provide relative to services with lower margins, and our efforts to grow our business and manage our operating and other expenses. In the period covered by the consolidated financial statements included in this quarterly report, the businesses that comprise our Health Information Division and our Claims Evaluation Division have been influenced by several key factors or trends, discussed below.

Health Information Division

Decline in Life Insurance Application Activity

We believe that the level of individual life insurance application activity in the United States and in the United Kingdom has a significant effect on the businesses that comprise our Health Information Division. In general, the lower the level of application activity, the lower the demand for our paramedical examination, tele-underwriting, lab specimen testing and outsourced underwriting services.

Based on data available from the Medical Information Bureau Group, Inc. (MIB), a clearinghouse of policy application information based in Westwood, Massachusetts that is owned by participants in the insurance industry, it appears that life insurance application activity in North America has declined during each of the last four years. The MIB Life Index is a widely accepted measure of application activity across the United States and Canada. The index is based on the number of searches member company underwriters perform on the MIB database. Since the vast majority of individually underwritten life insurance policies in North America include a MIB search as a routine underwriting requirement, the MIB Life Index provides what our management believes is a reliable proxy for new application activity. The MIB data suggests a decline in application activity of 5.3% for the first quarter of 2007 compared to the first quarter of 2006. Our volume of paramedical examinations performed for the first quarter of 2007 declined at a rate of 10.4% compared to the first quarter of 2006.

The MIB data are consistent with a fundamental change that has been occurring within the life insurance industry over a number of years, that is the reported shift in consumers’ preferences away from individual life insurance and toward other wealth accumulation and investment products, such as annuities and mutual funds.

We also believe that we have lost market share for the services we provide. In an attempt to reverse this loss, management has implemented several initiatives, including the hiring of additional salespersons and the implementation of sales incentive plans for all Company sales personnel.

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

In addition to the factors cited above, the market for claims evaluation services in New York (where a significant portion of the CED’s revenues have historically been derived) has been adversely affected by the implementation of regulatory changes (for example, shortening the period of time for filing a personal injury and property claim) and efforts to curb auto injury insurance fraud.

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

Our management primarily focuses on tracking our actual results relative to our forecasts and budgets, and measuring the degree of success of efforts to align our costs with lower revenue levels.

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three months ended March 31, 2007 and March 31, 2006, respectively

The table below sets forth the Company’s revenues by division and in the case of the HID, by component of business for the periods indicated.

Revenues by Component Businesses and Reporting Segments

(in thousands)	For the Three Months Ended March 31,
	2007	2006	% Change

HID
Portamedic	$39,593	$42,614	-7.1%
Infolink	6,909	8,039	-14.1%
Medicals Direct Group (MDG)	9,704	9,528	1.8%
Other	8,386	8,377	0.1%
Total HID	64,592	68,558	-5.6%
CED	7,906	8,244	-4.1%
Total	$72,498	$76,802	-5.6%

Revenues

Consolidated revenues for the first quarter of 2007 were $72.5 million, a decline of $4.3 million or 5.6% from the corresponding period of the prior year. As explained in greater detail below, the revenues of each of our two divisions were lower in the first quarter of 2007 compared to the same period in the prior year.

Health Information Division

Our Health Information Division’s (HID) revenues of $64.6 million for the first quarter of 2007 were $3.9 million or 5.6% lower than in the first quarter of 2006.

Portamedic

The decline in revenues of our Portamedic business has been the primary reason for the decline in HID revenues. The decline in Portamedic revenues for the first quarter of 2007 reflected fewer paramedical examinations performed (544,000 in the first quarter of 2007 versus 607,000 in the first quarter of 2006), partially offset by higher average revenue per examination ($74.89 in the first quarter of 2007 versus $72.27 in the first quarter of 2006).

We attribute a portion of the reduction in the number of paramedical examinations performed in the first quarter of 2007 to a decline in individual life insurance application activity in the United States (as reported by the MIB Life Index) and therefore the need for fewer paramedical examinations. We also believe that we have lost market share to our competitors for these services. In an attempt to reverse this loss, management has implemented several initiatives, including the hiring of additional salespersons in late 2006 and the first quarter of 2007, along with implementing sales incentive plans for all Company sales personnel of the Company beginning in January 2007. The higher average revenue per examination is primarily attributable to price increases instituted by the Company for certain customers effective January 1, 2007.

Infolink

Our Infolink business (tele-underwriting/interviewing and attending physician statement (APS) retrieval, the latter representing the larger of the two Infolink revenue components) decreased 14.1% to $6.9 million in the first quarter of 2007 versus $8.0 million in the same period of the prior year. The decrease in revenues reflects a decrease in the number of APS units and the number of tele-interviewing units. We believe that the decrease in APS units for the three month period ended March 31, 2007 compared to the same period in the prior year is largely attributable to the decline in APS orders during the period in which we consolidated branch office APS’s into our centralized facility in Kansas City, KS. The consolidation was completed in late 2006. With the improved quality and time service that we are able to provide from our centralized APS facility we anticipate that for the balance of 2007, we will be able to reverse at least some of the loss of APS orders experienced while we were consolidating our APS operations.

Tele-interviewing units declined during the first quarter of 2007 compared to the first quarter of 2006 due to a significant volume reduction from one major customer. However, the average revenue per unit increased approximately 11%, primarily due to a first quarter price increase instituted for certain customers.

Medicals Direct Group

Medicals Direct Group’s (MDG) first quarter 2007 revenues were down approximately $0.8 million (or 8.7%) before adjusting for the effect of a favorable change in the Pound Sterling/U.S. $ average exchange rate of $1.0 million or 10.5%. The decline in MDG’s revenues (excluding the foreign exchange impact) for the first quarter of 2007 is primarily attributable to a decrease in MDG’s outsourced underwriting business of $0.5 million or 39.4%, and a decrease in MDG’s Medico Legal business of $0.5 million or 56.3%.

MDG’s outsourced underwriting business represented approximately 8.1% and 12.2% of its total revenues for the three months ended March 31, 2007 and 2006, respectively. Three of MDG’s underwriting clients terminated their contracts in late 2006 due to a reduction in their volumes of life insurance applications, while several other clients reduced their use of MDG’s underwriting services. The reduction in underwriting services resulted primarily from declining life insurance policy sales and therefore, the need for MDG’s services. Declines in policy sales is partially attributable to the decline in the U.K housing market, among other factors, which is a key driver of purchases life insurance policies in the U.K.

The decrease in MDG’s Medico-Legal business during the first quarter of 2007 is attributable to significant volume reductions from two major customers, as minimum profitability thresholds could not be maintained by MDG.

Other

Our remaining HID revenues consist principally of the revenues derived by Heritage Labs and Underwriting Solutions, formerly known as Mid-America Agency Services (MAAS), our outsourced underwriting business in the U.S.

Heritage Labs’ revenues in the first quarter of 2007 were $4.6 million, a decline of $0.2 million or 3.6% compared to the same period of the prior year. Heritage Labs tested fewer specimens (195,000 in the first quarter of 2007 versus 225,000 in the first quarter of 2006), the effect of which was partially offset by an increase in average revenue per specimen tested ($15.85 versus $14.38). The reduced demand for Heritage Labs’ services is primarily attributable to the loss of a client as a result of that client being acquired by another insurance company that is not a customer of Heritage Labs, along with volume reductions at a customer resulting from its decision to distribute its lab-testing among several suppliers. The increased average revenue per specimen is primarily the result of greater utilization of additional tests. Heritage Labs’ laboratory currently operates at approximately 65% of capacity and therefore, we are exploring business opportunities, including opportunities in the wellness and disease management markets, to utilize the additional capacity of our laboratory.

Underwriting Solutions’ revenues in the first quarter of 2007 were $3.8 million, an increase of $0.2 million, or 5% compared to the same period of prior year. The increase is attributable to business derived from new insurance company clients.

As previously disclosed, Underwriting Solutions has been notified by a major client that in order to mitigate the client’s risk in utilizing Underwriting Solutions as its sole outsourced underwriter, the client will expand its underwriter supplier network beginning in 2007. As a result of the reduction in revenue from this client, Underwriting Solutions’ 2007 annual revenues are expected to decline by approximately $7.0 million. Due to transitioning delays at the client, the expected decline did not impact revenues in the first quarter of 2007. However, the decline is expected to start in the second quarter of 2007. We are aggressively pursuing additional revenue opportunities to replace this expected loss in volume, including the hiring of two new sales people.

Claims Evaluation Division

Our Claims Evaluation Division (CED) operates under the name of Hooper Evaluations, Inc. following the merger into Hooper Evaluations, Inc. of the four companies (i.e., D&D Associates, Medimax, Allegiance Health and Michigan Evaluation Group) we acquired between November 2002 and May 2004. The merger was effected in February 2006.

Our Claims Evaluation Division’s revenues for the first quarter of 2007 were $7.9 million, down $0.3 million (or 4.1%) compared to the first quarter of 2006. The decline is primarily attributable to the following:

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

These declines were partially offset by pricing increases effective January 1, 2007 for certain customers. In addition, the CED has been notified by a significant customer that in order to mitigate risk, one of the customer’s major branch offices will migrate to a multi-vendor supply chain. The CED’s loss of the customer’s exclusive business is estimated to potentially reduce 2007 CED revenues by $1.3 million (approximately 4% of the CED’s 2006 revenues).

Cost of Operations

Our total cost of operations amounted to $53.9 million for the first quarter of 2007, compared to $58.7 million in the first quarter of 2006. The following table shows the cost of operations as a percentage of revenues and, in the case of the HID, further broken down by certain of the component businesses.

	For the three months ended March 31,
		As a % of		As a % of
(in thousands)	2007	Revenues	2006	Revenues
HID
Portamedic/ Infolink	$35,594	76.5%	$40,291	79.5%
Medicals Direct	7,345	75.7%	7,197	75.5%
Other	5,337	63.7%	5,175	61.8%
Total HID	48,276	74.7%	52,663	76.8%

CED	5,663	71.6%	6,039	73.3%
Total	$53,939	74.4%	$58,702	76.4%

Health Information Division

Cost of operations for the Health Information Division was $48.3 million in the first quarter of 2007, compared to $52.7 million in the first quarter of 2006. As a percentage of the HID’s revenues, cost of operations decreased to 74.7% in the first quarter of 2007, compared to 76.8% in the fist quarter of 2006. The decrease in cost of operations in absolute dollars and as a percentage of the HID’s revenues during the first quarter of 2007 is primarily attributable to:

•	a decline in revenues in our Portamedic, Infolink and Heritage Labs businesses,

•	reduced branch operating expenses and fewer branch offices resulting from the Company’s continued restructuring of the Portamedic organization, and

•	the higher average revenue per Portamedic examination

As noted previously in the “Overview” section of management’s discussion and analysis, the Company completed a strategic review in September 2006 which resulted in detailed plans to implement expense management initiatives identified during the review. Many of these initiatives are targeted to reduce our cost of operations, such as our efforts to better align operating costs with branch office volumes while eliminating geographic overlap among our branch offices.

Claims Evaluation Division

Cost of operations for the CED totaled $5.7 million in the first quarter of 2007, compared to $6.0 million in the first quarter of 2006. As a percentage of revenues, cost of operations represented 71.6% and 73.3% in the first quarters of 2007 and 2006, respectively. The percentage decrease in the first quarter of 2007 compared to the first quarter of 2006 was primarily attributable to decreased costs associated with the Company’s efforts to better manage its physician fees and examination facility costs.

Selling, General and Administrative Expenses

(in thousands)	For the three months ended March 31,		Change Increase (Decrease)
	2007	2006	2007 vs. 2006
HID	$17,789	$16,874	$915
CED	1,695	2,085	(390)
Total	$19,484	$18,959	$525

As reflected in the table above, consolidated selling, general and administrative (SG&A) expenses for the first quarter of 2007 were $0.5 million above the first quarter of 2006.

As previously described, the Company completed a strategic review in September 2006 which includes detailed implementation plans to reduce SG&A expenses. The implementation period will cover eight quarters, starting in the fourth quarter of 2006, and is expected to reduce SG&A expenses for both our HID and CED divisions.

Health Information Division

The HID’s SG&A represented 27.5% and 24.6% of segment revenues for the three months ended March 31, 2007 and 2006, respectively. The SG&A for the HID segment includes segment SG&A plus SG&A for all corporate overhead departments. SG&A expenses for the HID segment increased $0.9 million to $17.8 million for the three months ended March 31, 2007 compared to $16.9 million in the same period last year. The $0.9 million increase was primarily due to:

•	increased depreciation expense totaling approximately $0.1 million, resulting from our new branch and financial operating systems;

•	additional 2007 expenses totaling $0.1 million attributable to bank fees related to our credit facility and expenses associated with the completion of our strategic review;

•	increased bad debt expense associated with the Company’s review of the collectability of certain accounts receivable of approximately $0.6 million; and

•	increased costs at Heritage Labs associated with the hiring of additional administration personnel, sales personnel and increased leased lab equipment charges totaling $0.2 million

Claims Evaluation Division

The CED’s SG&A represented 21.4% and 25.3% of segment revenues for the three months ended March 31, 2007 and 2006, respectively. The decrease in SG&A, both in terms of percentage of segment revenues and in absolute dollars is the result of the consolidation of the previously acquired CED companies, and the segment’s ability to reduce SG&A costs as revenue declined.

Restructuring and Other Charges

For the three month period ended March 31, 2007, the Company recorded restructuring and other charges of approximately $0.5 million. The charges are primarily attributable to employee severance and branch office closures.

For the three month period ended March 31, 2006, the Company recorded approximately $1.3 million of restructuring and other charges pertaining to employee severance and branch office closure costs of $0.4 million and $0.9 million of audit and legal fees associated with the Company’s restatement of its 2004 and 2005 financial statements.

Operating Income (Loss)

Our consolidated operating loss for the three month period ended March 31, 2007 totaled $(1.4) million, compared to an operating loss of ($2.1) million in the same period of the prior year. As a percentage of consolidated revenues, the consolidated operating loss for the three month period ended March 31, 2007 was (2.0%) compared to a consolidated operating loss of (2.8%) for the three month period ended March 31, 2006.

Health Information Division. As a result of the factors discussed above, the HID segment recorded an operating loss of ($2.0) million for the three month period ended March 31, 2007, compared to an operating loss of ($2.3) million in the three month period ended March 31, 2006. As a percentage of segment revenues, the operating loss was (3.1%) compared to (3.4%) for the three month periods ended March 31, 2007 and 2006, respectively.

Claims Evaluation Division. Operating income for the three months ended March 31, 2007 and 2006 was $0.5 million and $0.2 million, respectively and as a percentage of segment revenues was 6.9% and 2.3%, respectively.

Income Taxes

For the three month period ended March 31, 2007, the Company recorded state tax expense of $0.1 million compared to a tax benefit of $0.9 million for the three month period ended March 31, 2006.

In the first quarter of 2006, the Company recorded a tax benefit of $0.9 million since the Company expected to be able to realize the tax benefit of the first quarter of 2006 loss in future periods. However, in the third and fourth quarters of 2006, the Company concluded that based on the continued decline in revenues and margin, the cumulative tax and operating losses, the lack of taxes in the carryback period, and the uncertainty surrounding the extent or timing of future taxable income, it was no longer more likely than not that it would realize the tax benefits of its deferred tax assets. Accordingly, in the third and fourth quarter of 2006, the Company recorded a full valuation allowance on all of its net U.S. deferred tax assets.

In the first quarter of 2007, the Company recorded state tax expense of $0.1 million. This amount reflects certain minimum state tax liabilities that the Company will incur. No tax benefit was recorded relating to the current year losses, as the Company continues to believe that a full valuation allowance is required on its net U.S. deferred tax assets.

Net Loss

Net loss for the three month period ended March 31, 2007 was ($1.7) million or $(0.02) per share compared to a net loss of ($1.4) million or $(0.02) per share in the same period of the prior year.

Liquidity and Financial Resources

The Company’s primary sources of cash are: i) cash flows from operating activities, ii) the Company’s holdings of cash and cash equivalents and iii) its $25 million revolving credit agreement with CitiCapital Commercial Corporation. At March 31, 2007 and December 31, 2006, our working capital was $18.6 million and $19.6 million, respectively. Our current ratio as of March 31, 2007 and 2006 was 1.6 to 1. The $7.6 million decline in our cash and cash equivalents in the first three months of 2007 is principally attributable to the following:

•	restructuring payments related to employee severance and branch office closure costs totaling $0.9 million;

•	capital expenditures of $1.2 million;

•	an increase in accounts receivable of $5.1 million; and

•	payment of a contract cancellation fee totaling $0.5 million

Based on our current budgeted level of revenue and operating income, our existing cash and cash equivalents, and borrowing capability under our credit agreement with CitiCapital Commercial Corporation, we believe that we have sufficient funds to meet the Company’s cash needs through March 31, 2008.

Cash Flows from Operating Activities

For the three month period ended March 31, 2007, net cash used in operating activities was $7.7 million compared to $2.5 million in the same period of the prior year.

The net cash used in operating activities in the first quarter of 2007 reflects a net loss of $1.7 million, and includes non-cash charges of $1.5 million of depreciation and amortization. Changes in working capital items included:

•
an increase in accounts receivable of $5.1 million, primarily due to a reduction in Portamedic cash collections during the first quarter of the year, a trend historically experienced by the Company. Consolidated days sales outstanding (DSO), measured on a rolling 90-day basis was 52 days at March 31, 2007, compared to 48 days at December 31, 2006, and 51 days at March 31, 2006, and

•	a decrease in accounts payable and accrued expenses of $2.6 million,

Cash Flows used in Investing Activities

In the first quarter of 2007, we used $1.2 million in net cash for investing activities. These expenditures pertained primarily to our upgrading of the Company’s billing and financial software systems.

Cash Flows used in Financing Activities

In the first quarter of 2007, cash from financing activities provided $1.2 million and related to proceeds from the exercise of stock options. During the three months ended March 31, 2007, the Company borrowed and repaid $2.0 million under its revolving credit facility to fund working capital needs.

Our Credit Facility

On October 10, 2006, the Company entered into a three year Loan and Security Agreement, which replaced its amended and restated revolving credit facility dated as of October 29, 1999. The agreement provides the Company with a senior secured revolving credit facility, the proceeds of which are to be used for general working capital purposes. Under the terms of the Loan and Security Agreement, the lenders have agreed to make revolving credit loans to the Company in an aggregate principal amount at any one time outstanding which, when combined with the aggregate undrawn amount of all unexpired letters of credit, does not exceed:

(i) 90% of “Eligible Receivables” (as that term is defined in the loan and security agreement) of the Company and the Company’s subsidiaries providing guarantees of the indebtedness under the facility; plus
(ii) 65% of the fair market value of the Company’s corporate headquarters located in Basking Ridge, New Jersey -

provided that in no event can the aggregate amount of the revolving credit loans and letters of credit outstanding at any time exceed $25 million. The maximum aggregate face amount of letters of credit that may be outstanding at any time may not exceed $1 million. The Company’s available borrowing base at March 31, 2007 was $25.0 million. As of March 31, 2007, the Company did not have any amounts outstanding under the Loan and Security Agreement. CitiCapital, in its sole discretion based upon its reasonable credit judgment, may (A) establish and change reserves required against Eligible Receivables, (B) change the advance rate against Eligible Receivables or the fair market value of the Company’s corporate headquarters, and (C) impose additional restrictions to the standards of eligibility for Eligible Receivables, any of which could reduce the aggregate amount of indebtedness that may be incurred under the revolving credit facility. See Note 10, Revolving Credit Facility, included in this report on Form 10-Q for additional information.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Share Repurchases

The Company did not purchase any shares of its common stock during the three month periods ended March 31, 2007 and 2006. Under the terms of the Loan and Security Agreement, the Company is not permitted to purchase any shares of its common stock.

Dividends

On February 3, 2006, the Board suspended payment of cash dividends for 2006. No dividends were paid in 2007 or 2006. Further, we are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of the Loan and Security Agreement entered into on October 10, 2006.

Contractual Obligations

For the remainder of 2007, the Company has employment contract related payments due totaling $0.6 million, a fee payable to an outside consultant in connection with, and based on the results of the Company’s 2006 strategic review of $3.6 million, and $1.2 million pertaining to an employment lawsuit settlement.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There were no changes to the Company’s critical accounting policies during the three months ended March 31, 2007 except for the adoption of FIN 48. Such policies are described in the Company’s 2006 annual report on Form 10-K.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its borrowing activities, which are described in Note 10 to the unaudited interim consolidated financial statements included in this quarterly report. The Company’s credit facility is based on variable rates and is therefore subject to interest rate fluctuations. Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings. As of March 31, 2007, there were no borrowings outstanding.

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

Based on the Company’s market risk sensitive instruments outstanding at March 31, 2007, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

During the first quarter of 2007, the Company continued with its implementation of a new financial accounting system to replace its legacy mainframe system.

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 and subsequent to the Evaluation Date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

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

Readers should carefully consider, in connection with the other information in this Form 10-Q, the risk factors disclosed in Item 1A. “Risk Factors” in our 2006 annual report on Form 10-K.

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

Dated: May 10, 2007

By: /s/ James D. Calver
James D. Calver
Chief Executive Officer and President

By: /s/ Michael J. Shea
Michael J. Shea
Senior Vice President and Chief Financial Officer