Form 10-Q
period 2007-06-30
HOOPER HOLMES INC
filed 2007-08-09
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2007

or

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

The number of shares outstanding on the Registrant’s common stock as of July 31, 2007 were:
Common Stock, $.04 par value – 68,634,587 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES
INDEX

			Page No.
PART I -	Financial Information (unaudited)

	ITEM 1 -	Financial Statements

		Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	1

		Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006	2

		Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	3-4

		Notes to Unaudited Consolidated Financial Statements	5-17

	ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-32

	ITEM 3 –	Quantitative and Qualitative Disclosures About Market Risk	33

	ITEM 4 –	Controls and Procedures	34

PART II–	Other Information

	ITEM 1 –	Legal Proceedings	35

	ITEM 1A –	Risk Factors	36

	ITEM 2 –	Unregistered Sales of Equity Securities and Use of Proceeds	36

	ITEM 3 -	Defaults upon Senior Securities	36

	ITEM 4 –	Submission of Matters to a Vote of Security Holders	36

	ITEM 5 –	Other Information	36

	ITEM 6 –	Exhibits	37

		Signatures	38

Consolidated Balance Sheets
(unaudited)
 (In thousands, except share and per share data)

	June 30, 2007	December 31, 2006
ASSETS (Note 11)
Current assets:
Cash and cash equivalents	$638	$6,667
Accounts receivable, net	35,524	30,425
Income tax receivable	2,924	2,968
Other current assets	4,617	4,353
Assets of subsidiary held for sale	11,507	13,337
Total current assets	55,210	57,750
Property, plant and equipment at cost	43,123	41,574
Less: Accumulated depreciation and amortization	28,060	26,871
Property, plant and equipment, net	15,063	14,703

Goodwill	5,702	5,702
Intangible assets, net	5,637	6,485
Other assets	757	570
Total assets	$82,369	$85,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility	$3,000	-
Accounts payable	9,767	$10,457
Accrued expenses	15,842	16,730
Liabilities of subsidiary held for sale	6,564	8,321
Total current liabilities	35,173	35,508
Other long-term liabilities	577	1,733
Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 68,643,982 and 67,933,274 shares as of June 30, 2007 and December 31, 2006, respectively.	2,746	2,717
Additional paid-in capital	117,603	115,465
Accumulated other comprehensive income	1,578	1,553
Accumulated deficit	(75,237)	(71,695)
	46,690	48,040
Less: Treasury stock, at cost; 9,395 shares as of June 30, 2007 and December 31, 2006	71	71
Total stockholders' equity	46,619	47,969
Total liabilities and stockholders' equity	$82,369	$85,210

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
(unaudited)
 (In thousands, except share and per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Revenues	$60,774	$66,094	$123,148	$133,368
Cost of operations	46,115	50,099	92,709	101,604
Gross profit	14,659	15,995	30,439	31,764
Selling, general and administrative expenses	15,628	16,665	32,298	33,514
Restructuring and other charges	732	464	1,245	1,732
Operating loss	(1,701)	(1,134)	(3,104)	(3,482)
Other income (expense)
Interest expense	(63)	(28)	(84)	(73)
Interest income	2	47	23	85
Other expense, net	(63)	(96)	(174)	(199)
	(124)	(77)	(235)	(187)
Loss from continuing operations before income taxes	(1,825)	(1,211)	(3,339)	(3,669)

Income tax provision (benefit)	40	(604)	135	(1,604)

Loss from continuing operations	(1,865)	(607)	(3,474)	(2,065)

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	-	82	(68)	116

Net loss	$(1,865)	$(525)	$(3,542)	$(1,949)
Loss per share:
Continuing operations:
Basic	$(0.03)	$(0.01)	$(0.05)	$(0.03)
Diluted	(0.03)	(0.01)	(0.05)	(0.03)
Discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	0.00	0.00	0.00	0.00
Net loss:
Basic	$(0.03)	$(0.01)	$(0.05)	$(0.03)
Diluted	(0.03)	(0.01)	(0.05)	(0.03)
Weighted average number of shares:
Basic	68,565,935	66,288,345	68,315,176	66,242,798
Diluted	68,565,935	66,288,345	68,315,176	66,242,798

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows
(unaudited, In thousands)

	Six Months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,542)	$(1,949)
(Loss) income from discontinued operations, net of income taxes	(68)	116
Loss from continuing operations	(3,474)	(2,065)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation	1,694	1,445
Amortization	848	1,328
Share-based compensation expense	542	40
Deferred income taxes	-	1,691
Loss on disposal of fixed assets	83	55
Changes in assets and liabilities, net of effect
from acquisitions of businesses:
Accounts receivable	(5,099)	(940)
Other assets	(451)	3643
Income tax receivable	44	(3,194)
Accounts payable, accrued expenses and other long-term liabilities	(2,986)	(1,171)
Net cash used in operating activities of continuing operations	(8,799)	(2,448)
Net cash provided by operating activities of discontinued operations	391	1,416
Net cash used in operating activities	(8,408)	(1,032)

Cash flows from investing activities:
Redemptions of marketable securities	-	192
Business acquisitions, net of cash acquired	-	(856)
Capital expenditures	(1,886)	(2,273)
Net cash used in investing activities of continuing operations	(1,886)	(3,360)
Net cash used in investing activities of discontinued operations	(298)	(1,734)
Net cash used in investing activities	(2,184)	(5,094)

Cash flows from financing activities:
Borrowings under revolving credit facility	5,000	-
Payments under revolving credit facility	(2,000)	-
Principal payments on long-term debt	-	(1,000)
Seller financed debt	-	(100)
Excess tax benefits from stock option exercises	-	67
Proceeds related to the exercise of stock options	1,625	301
Net cash provided by (used in) financing activities of continuing operations	4,625	(732)
Net cash provided by (used in) financing activities of discontinued operations	-	-
Net cash provided by (used in) financing activities	4,625	(732)

Effect of exchange rate changes on cash and cash equivalents in discontinued operations	(62)	(105)

Net decrease in cash and cash equivalents	(6,029)	(6,963)
Cash and cash equivalents at beginning of period	6,667	11,683
Cash and cash equivalents at end of period	$638	$4,720

Supplemental disclosure of non-cash investing activity:
Change in net unrealized gain on marketable securities	-	1
Fixed assets vouchered but not paid	619	472
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	61	5
Income taxes	94	84
See accompanying notes to consolidated financial statements.

HOOPER HOLMES, INC.

Notes to Unaudited Consolidated Financial Statements
June 30, 2007
(unaudited)
(in thousands, except share data, unless otherwise noted)

Note 1: Basis of Presentation

a)      The unaudited interim consolidated financial statements of Hooper Holmes, Inc. (the “Company”) have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2006 annual report on Form 10-K.

Financial statements prepared in accordance with U.S. GAAP require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and other disclosures.  The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of the Company’s management, necessary for a fair statement of results for the interim periods presented.

The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for any other interim period or the full year.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

b)      On May 30, 2007, the Company committed to a plan to sell its U.K. subsidiary, Medicals Direct Group (“MDG”). The subsidiary will continue its normal operations through the date of sale. Accordingly, the assets and liabilities of MDG have been reported as Assets and Liabilities of Subsidiary Held for Sale in the accompanying Consolidated Balance Sheets and its operating results are segregated and reported as a discontinued operation in the accompanying Consolidated Statements of Operations and Cash Flows for all periods presented.  All corresponding footnotes reflect the Assets and Liabilities of the Subsidiary Held for Sale and discontinued operations presentation.  See Note 5 for additional information.

c)      Immaterial Corrections of Prior Year Financial Statements

The Company has recorded corrections to the previously issued December 31, 2006 and 2005 consolidated financial statements relating to certain misstatements that were not material to the Company’s consolidated financial position or results of operations for the years ended December 31, 2006 and 2005.

The corrections recorded in the first quarter of 2007 included recording additional revenues, costs of operations, share-based compensation expense and selling, general and administration expenses of $0.1 million, $0.4 million, $0.2 million and $0.1 million, respectively, for the year ended December 31, 2006.  No tax benefit was recorded on these corrections due to the prior year pre-tax losses incurred and the full deferred tax valuation allowance that was recorded in the prior year.  These corrections resulted in an increase in net loss of $0.6 million for the year ended December 31, 2006, however they did not impact the reported results of operations for the three and six months ended June 30, 2006.  The corrections resulted in an increase in accounts receivable, accounts payable, additional paid-in capital and accumulated deficit of $0.1 million, $0.5 million, $0.2 million and $0.6 million, respectively.

The corrections recorded in the second quarter of 2007 included recording a reduction of revenues of $0.4 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively.  A tax benefit was recorded in each of the years ended December 31, 2006 and 2005 of $0.1 million as the corrections related to MDG who has the ability to recover the tax benefits.  These corrections resulted in an increase in net loss of $0.3 million and $0.2 million for the years ended December 31, 2006 and 2005, respectively.  The corrections resulted in a $0.1 million increase in net loss for the three and six month periods ended June 30, 2006 and are recorded in income (loss) from discontinued operations in the accompanying Consolidated Statements of Operations.  The corrections also resulted in a decrease to income taxes payable, and an increase in accrued expenses and accumulated deficit of $0.1 million, $0.4 million, and $0.3 million as of December 31, 2006, respectively and $0.1 million, $0.3 million and $0.2 million as of December 31, 2005, respectively.

d)      Certain reclassifications have been made to the prior year’s consolidated financial statements in order to conform to the current year’s presentation.

e)      Sales tax collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the Consolidated Statements of Operations.

Note 2:	Liquidity

As of June 30, 2007, the Company had $0.6 million of cash and cash equivalents and $3.0 million in borrowings outstanding under its revolving credit facility.  During the six months ended June 30, 2007 our cash and cash equivalents declined by $6.0 million, and our short-term borrowings increased to $3.0 million, primarily due to the following:

•	restructuring payments related to employee severance and branch office closure costs totaling $1.5 million;

•	capital expenditures of $1.9 million;

•	an increase in accounts receivable of $5.1 million; and

•	payment of a contract cancellation fee and fees to outside consultants related to cost saving opportunities identified in the Company’s 2006 strategic review, totaling approximately $1.1 million.

  The Company’s net cash used in operating activities of continuing operations for the six months ended June 30, 2007 was $8.8 million.  If operating losses continue, it may result in additional cash used in operating activities of continuing operations, which could further limit the Company’s ability to finance its operations and meet its contractual obligations.  If operations and cash flow do not improve, the Company may be required to increase borrowings, reduce capital spending or further restructure operations.  As discussed in Note 11, the Company’s available borrowing base under its revolving credit facility at June 30, 2007 was $22.0 million.  Based on the Company’s anticipated level of future operations, its existing cash and cash equivalents, and borrowing capability under its credit agreement with CitiCapital Commercial Corporation, the Company believes it has sufficient funds to meet the Company’s cash needs through June 30, 2008.

Note 3:	Earnings Per Share

“Basic” earnings (loss) per share equals net income (loss) divided by the weighted average number of common shares outstanding during the period.  “Diluted” earnings (loss) per share equals net income (loss) divided by the sum of the weighted average number of common shares outstanding during the period plus dilutive common stock equivalents.

Our net loss and weighted average number of shares outstanding used for computing diluted loss per share for continuing operations and discontinued operations were the same as that used for computing basic loss per share for the three and six month periods ended June 30, 2007 and 2006 because the inclusion of common stock equivalents would be antidilutive.

Note 4: Share-Based Compensation

Stock Option Plans— The Company’s stockholders approved stock option plans providing for the grant of options exercisable for up to 4,000,000 shares of common stock in 1992 and 1994, 2,400,000 shares in 1997, 2,000,000 shares in 1999 and 3,000,000 shares in 2002. Options are granted at fair value on the date of grant and are exercisable as follows: 25% after two years and 25% on each of the next three anniversary dates thereafter, with contract lives of 10 years from the date of grant.  At June 30, 2007, the Company is authorized to grant options exercisable for approximately 2,347,800 shares under the plans.

On January 31, 2005 and December 20, 2005, the Company accelerated the vesting of all unvested options granted to employees which had an exercise price equal to or greater than the closing price of the Company’s common stock on such dates.  As a result of the acceleration, options to acquire 3.7 million shares of the Company’s common stock, with exercise prices ranging from $3.46 to $10.47 which would have otherwise vested in accordance with the vesting schedule applicable to the options at the time of grant (i.e., vesting in four equal installments on the second through fifth anniversaries of the grant date) became immediately exercisable.  The Company’s decision to accelerate the vesting of these options (which represented all remaining employee unvested stock options granted to employees then outstanding) was in response to a review of the Company’s long-term incentive compensation programs in light of changes in market practices and changes in accounting rules resulting from the issuance of Statement of Financial Accounting Standards (SFAS) No. 123 revised 2004, “Share-Based Payment” (SFAS No. 123R).  Accelerating the vesting of these options prior to the Company’s adoption of SFAS No. 123R resulted in the Company not being required to recognize compensation expense of $0.9 million in 2006 and $0.8 million in compensation expense in subsequent years through 2010.  As a result of the Company’s acceleration of vesting of all unvested options, the adoption of SFAS No. 123R had no impact on stock option awards that were outstanding as of January 1, 2006.

Stock Purchase Plan— In 2003, the Company’s shareholders approved the 2004 Employee Stock Purchase Plan, which provides for granting of purchase rights for up to 2,000,000 shares of Company stock to eligible employees of the Company. The plan provides employees with the opportunity to purchase shares on the date 13 months from the grant date (the purchase date) at a purchase price equal to 95% of the closing price of the Company’s common stock on the American Stock Exchange on the grant date. During the period between the grant date and the purchase date, up to 10% of a participating employee’s compensation is withheld to fund the purchase of shares under the plan. Employees can cancel their purchases at any time during the period without penalty.  In February 2006, purchase rights for 94,435 shares were granted with an aggregate fair value of $0.1 million, based on a Black-Scholes pricing model.  The February 2006 plan offering concluded in February 2007, and purchase rights for 81,508 shares were issued.  In February 2007, purchase rights for 79,725 shares were granted with an aggregate fair value of $0.1 million, based on the Black-Scholes option pricing model.  The February 2007 plan will conclude in February 2008.

Stock Awards— On April 25, 2007, the  Company’s shareholders approved the 2007 Non-Employee Director Restricted Stock Plan (the “2007” Plan), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company’s stock with the total number of shares that may be awarded under the 2007 Plan being up to 600,000 shares.  Effective June 1, 2007, each non-employee member of the Board other than the non-executive chair received 5,000 shares and the non-executive chair received 10,000 shares of the Company’s stock with such shares  vesting immediately upon issuance.  The shares awarded under the 2007 Plan are “restricted securities”, as defined in  SEC Rule 144 under the Securities Act of 1933, as amended.  In addition, the terms of the awards specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board and, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member.  For the six month period ended June 30, 2007, 45,000 shares were awarded under the 2007 Plan with an average grant date fair value of $3.62, all of which were subject to these securities law and contractual restrictions as of June 30, 2007.

On January 28, 2003, the Company’s Board of Directors passed a resolution to award non-employee directors of the Company up to a maximum of 15,000 shares of the Company’s common stock as additional compensation for service on the Board. On each of January 31, 2003, 2004 and 2005, each non-employee director then serving on the Board was awarded 5,000 shares which vested immediately. All shares awarded are “restricted securities”, as defined in SEC Rule 144 under the Securities Act of 1933, as amended.  In addition the terms of the awards specify that the shares may not be sold or transferred by the recipient until four years from the date of issue. In January 2006, the Board adopted a resolution removing this contractual restriction with respect to any such shares held by a director who retires from the Board and is not removed with cause. At June 30, 2007, and December 31, 2006, 60,000 shares and 75,000 shares, respectively, of stock awards with a weighted average grant date fair value of $5.80 per share were subject to these securities law and contractual restrictions.  No grant of stock awards under the 2003 plan were made during the six month period ended June 30, 2006.

During the three and six month periods ended June 30, 2007 and 2006, options granted totaled 75,000 and 75,000 shares,  and 100,000 and 200,000 shares, respectively. The fair value of the stock options granted during the three and six month periods ended June 30, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Expected life (years)	5.92	6.32	5.92	6.54
Expected volatility	46.72%	46.74%	46.72%	46.30%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.56%	5.03%	4.56%	4.71%
Weighted average fair value of options granted during the period	$2.20	$1.64	$2.20	$1.72

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

The following table summarizes stock option activity for the six month period ended June 30, 2007:

(in thousands, except share and per share amounts)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Outstanding Balance, December 31, 2006	6,052,700	$5.58
Granted	75,000	4.34
Exercised	(584,200)	2.41
Expired	(530,600)	6.45
Forfeitures	(30,000)	2.86
Outstanding Balance, June 30, 2007	4,982,900	$5.85	4.5	$487

Options exercisable – June 30, 2007	3,696,650	$6.91	4.5	$13

The Company recorded $0.4 million and $0.5 million of compensation cost in selling, general and administrative expenses for the three and six months ended June 30, 2007, respectively, and $0 million for the three and six months ended June 30, 2006, respectively, related to share-based awards granted during 2007 and 2006.

The total intrinsic value of stock options exercised during the three and six month periods ended June 30, 2007 and 2006 was $0 million and $1.0 million, respectively, and $0.1 million and $0.2 million, respectively.  Options exercisable for a total of 6,250 shares of stock vested during the three and six month periods ended June 30, 2007. The fair value of options that vested in the six months ended June 30, 2007 was not material.  No stock options vested during the six-month period ended June 30, 2006.  As of June 30, 2007, there was approximately $1.3 million of total unrecognized compensation cost related to stock options.  The cost is expected to be recognized over 4.11 years.

Note 5:  Discontinued Operations

On May 30, 2007, the Company committed to a plan to sell MDG.  The Company’s decision to sell MDG was based on several factors, including MDG’s limited ability to significantly contribute to the long-term strategic goals of the Company.  The subsidiary is expected to continue its normal operations through the date of sale, which is expected to be completed during the year ended December 31, 2007.  The Company does not expect to have any significant continuing involvement or receive cash flows or revenues from MDG after completion of the sale.

MDG meets the definition of a “component of an entity” and therefore has been accounted for as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, the assets and liabilities of MDG have been reported as Assets and Liabilities of subsidiary held for sale in the accompanying Consolidated Balance Sheets and its operating results are segregated and reported as discontinued operations in the accompanying Consolidated Statements of Operations and Cash Flows for all periods presented.   MDG was previously included within the Company’s Health Information Division (HID) operating segment.

The following summarizes the operating results of MDG which are reported in discontinued operations in the accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006

Revenues	$9,614	$9,456	$19,318	$18,879

Pre-tax income (loss)	$(3)	$104	$(94)	$163

The assets and liabilities of MDG are presented separately under the captions “Assets of subsidiary held for sale” and “Liabilities of subsidiary held for sale,” respectively, in the accompanying Consolidated Balance Sheets at June 30, 2007 and December 31, 2006, and consist of the following:

(In thousands)	June 30, 2007	December 31, 2006
Assets of subsidiary held for sale:
Accounts receivable, net	$6,551	$7,159
Other current assets	1,410	2,495
Property, plant, and equipment, net	1,133	1,137
Intangible assets	2,095	2,236
Other assets	318	310
Total	$11,507	$13,337

Liabilities of subsidiary held for sale:
Accounts payable	$1,524	$2,339
Accrued expenses	4,468	5,381
Other long-term liabilities	572	601
Total	$6,564	$8,321

Note 6:  Goodwill and Intangibles

Goodwill

Goodwill as of June 30, 2007 and December 31, 2006 totaled $5,702 and related to the Company’s Claims Evaluation Division operating segment.  There were no changes in the carrying amount of goodwill during the three and six month periods ended June 30, 2007.

Intangibles

The following table presents certain information regarding the Company’s intangible assets as of June 30, 2007 and December 31, 2006.  All identifiable intangible assets are being amortized over their useful lives, as indicated below, with no residual values.

	Weighted
	Average	Gross
	Useful Life	Carrying	Accumulated	Net
(in thousands)	(years)	Amount	Amortization	Balance
At June 30, 2007
Non-Competition agreements	4.6	$8,939	$8,715	$224
Customer relationships	9.6	13,351	10,122	3,228
Contractor network	7.0	5,700	5,700	-
Trademarks and tradenames	10.9	2,862	678	2,185
		$30,852	$25,215	$5,637
At December 31, 2006
Non-Competition agreements	4.6	$8,939	$8,525	$414
Customer relationships	9.6	13,351	9,597	3,754
Contractor network	7.0	5,700	5,700	-
Trademarks and tradenames	10.9	2,862	545	2,317

		$30,852	$24,367	$6,485

The aggregate intangible amortization expense for the six months ended June 30, 2007 and 2006 was approximately $0.8 million and $1.3 million, respectively. Assuming no change in the gross carrying amount of intangible assets, the estimated acquired intangible amortization expense for fiscal year 2007 is $1.6 million and for fiscal years 2008 to 2011 is $1.3 million, $0.8 million, $0.8 million, and $0.7 million, respectively.

Note 7: Acquisitions

On January 3, 2006, MDG purchased Doctors Direct, a primary care provider located in the U.K. for $1.1 million in cash, which included the repayment on the date of acquisition of $0.6 million of loans assumed. The Doctors Direct business complimented MDG’s existing clinics and screenings businesses.  In addition, the acquisition provided MDG with an entry into the servicing of private patient care.  During the third quarter of 2006, the Company finalized the allocation of the purchase price for this acquisition as set forth below.

		Weighted Average
	Amount	Useful Life
Current assets	$301
Intangible assets (customer relationship and tradename)	882	9.2 years
Goodwill	598
Current liabilities	(674)
Total	$1,107

This acquisition was accounted for using the purchase method of accounting and the purchase price was assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The consolidated financial statements include the results of operations since the date of acquisition within discontinued operations and the assets and liabilities are included in Assets and Liabilities of subsidiary held for sale in the accompanying Consolidated Balance Sheets.

There were no acquisition related payments made by the Company during the six months ended June 30, 2007.  For the six months ended June 30, 2006, the Company made the following payments related to prior year acquisitions of businesses that now are part of Hooper Evaluations, Inc.:

	2006
Michigan Evaluation Group, Inc.	500	(a)
	100	(d)
	50	(c)
Allegiance Health, Inc.	56	(b)
Medimax, Inc.	250	(c)
Total	$956

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

Note 8: Operating Segments

The Company has two reportable operating segments: the Health Information Division (HID) and the Claims Evaluation Division (CED). The HID operating segment includes the Company’s core health information operations: Portamedic, Infolink, Heritage Labs, and Underwriting Solutions, formerly Mid-America Agency Services (MAAS).  The HID segment provides a full range of paramedical services to the life insurance industry in the U.S. The CED operating segment, which consists of Hooper Evaluations, Inc., provides independent medical examinations (IMEs) and case management services primarily for property and casualty insurers and claims handlers.

The segments’ accounting policies are the same as those described in Note 1 in the Company’s 2006 annual report on Form 10-K, except that interest expense and non-operating income and expenses are not allocated to the individual operating segment when determining segment profit or loss.

Each of the Company’s subsidiaries operates in only one of the Company’s two operating segments. The total assets of each segment are comprised of the assets of the subsidiaries operating in that segment. Corporate related assets and expenses are included in the HID.

A summary of segment information for the three and six month periods ended June 30, 2007 and 2006, is presented below:

	Three Months Ended			Three Months Ended
(In thousands)	June 30, 2007			June 30, 2006
	HID	CED	Total	HID	CED	Total
Revenues	$53,357	$7,417	$60,774	$57,931	$8,163	$66,094
Depreciation and amortization	1,088	170	1,258	1,208	185	1,393
Operating income (loss)	(2,054)	353	(1,701)	(1,678)	544	(1,134)
Capital expenditures	682	50	732	1,060	10	1,070
Total assets	66,086	4,776	70,862	66,727	5,146	71,873

	Six Months Ended			Six Months Ended
(In thousands)	June 30, 2007			June 30, 2006
	HID	CED	Total	HID	CED	Total
Revenues	$107,825	$15,323	$123,148	$116,961	$16,407	$133,368
Depreciation and amortization	2,184	358	2,542	2,420	353	2,773
Operating income (loss)	(4,005)	901	(3,104)	(4,217)	735	(3,482)
Capital expenditures	1,822	64	1,886	2,686	11	2,697
Total assets	66,086	4,776	70,862	66,727	5,146	71,873

Note 9: Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income which refers to those expenses, gains and losses which are excluded from net loss as reflected in the following table:

(In thousands)	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Net loss	$(1,865)	$(525)	$(3,542)	$(1,949)
Other comprehensive income:
Unrealized holding gains arising during period, net of tax	-	-	-	1
Foreign currency translation	10	468	25	629
Total comprehensive loss	$(1,855)	$(57)	$(3,517)	$(1,319)

Note 10: Restructuring and Other Charges

For the three and six month periods ended June 30, 2007, the Company recorded restructuring and other charges totaling $0.7 million and $1.2 million, respectively.  The charges consisted primarily of branch office closure costs and employee severance costs.  For the three and six month periods ended June 30, 2007, branch office closure costs totaled $0.2 million and $0.3 million, respectively, and employee severance costs totaled $0.5 million and $0.9 million, respectively.

A summary of the 2007 restructuring and other charges is outlined in the table below:

	Three Months Ended			Three Months Ended
(In millions)	March 31, 2007		Balance at	June 30, 2007		Balance at
	Charges	Payments	March 31, 2007	Charges	Payments	June 30, 2007
Severance	$0.4	$(0.1)	$0.3	$0.5	$(0.2)	$0.6
Lease Obligations	0.1	(0.1)	-	0.2	(0.1)	0.1
Total	$0.5	$(0.2)	$0.3	$0.7	$(0.3)	$0.7

During the year ended December 31, 2006, the Company recorded restructuring and other charges totaling $10.5 million, which consisted primarily of:

•	restructuring charges totaling $2.3 million;

•	a contract cancellation fee related to early termination of a software resale agreement totaling $0.5 million;

•	a fee payable to outside consultants of $5.6 million based on the results of the cost saving opportunities identified in the Company’s 2006 strategic review;

•	a litigation settlement charge of $1.2 million related to a lawsuit filed against the Company (See Note 12); and

•	outside legal and audit fees of $0.9 million associated with the restatement of the Company’s 2004 and 2005 consolidated financial statements.

    The restructuring charges consisted primarily of employee severance of $1.3 million and branch office closure costs of $1.0 million, and were recorded primarily as a result of the reorganization in the core Portamedic business in the HID segment.  A roll forward of the 2006 restructuring charges is outlined in the table below:

(In millions)	Balance at		Balance at		Balance at
	December 31, 2006	Payments	March 31, 2007	Payments	June 30, 2007
Severance	$0.3	$(0.2)	$0.1	$(0.1)	-
Lease Obligations	0.5	(0.3)	0.2	(0.1)	0.1
Total	$0.8	$(0.5)	$0.3	$(0.2)	$0.1

During the year ended December 31, 2005, the Company recorded restructuring and other charges of $6.6 million, which included employee severance packages totaling $4.6 million, branch office closures costs of $0.6 million and the write off of certain purchased business application software totaling $1.4 million.  A roll-forward of the 2005 restructuring charges is outlined in the table below:

(In millions)	Balance at December 31, 2006	Payments	Balance at March 31, 2007	Payments	Balance at June 30, 2007
Severance\Lease Obligations – HID	$0.7	$(0.2)	$0.5	$(0.1)	$0.4
Total	$0.7	$(0.2)	$0.5	$(0.1)	$0.4

At June 30, 2007, $1.2 million of restructuring charges relating to the above described restructuring charges and $4.5 million of other charges are recorded in accrued expenses in the accompanying Consolidated Balance Sheet.  Included in the $4.5 million of other charges is approximately $3.3 million of outside consultants’ fees and $1.2 million related to the litigation settlement described in Note 12. Cash payments related to the above described restructuring and other charges are expected to be completed within the next twelve months, except for certain long-term severance payments of $0.2 million, which are recorded in other long-term liabilities.

Note 11: Revolving Credit Facility

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

provided that in no event can the aggregate amount of the revolving credit loans and letters of credit outstanding at any time exceed $25 million.  The maximum aggregate face amount of letters of credit that may be outstanding at any time may not exceed $1 million.  The Company’s available borrowing base at June 30, 2007 was $22.0 million.  During the quarter ended June 30, 2007, the Company borrowed $3.0 million at a weighted average interest rate of 7.54% to fund short-term working capital needs.  As of August 9, 2007, the Company had outstanding borrowings of $4.0 million.

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

Borrowings of revolving credit loans are to take the form of either LIBOR rate advances or base rate advances, with the applicable interest rate being the LIBOR rate plus 1.75% or the rate of interest publicly announced from time to time by Citibank, N.A. as its base rate, respectively.  Interest is payable monthly in arrears and totaled $.05 million and $.06 million for the three and six month periods ended June 30, 2007.  The form of the revolving credit loans shall be at the Company’s option, subject to certain conditions set forth in the Loan and Security Agreement.

The Company is also obligated to pay, on a monthly basis in arrears, an unused line fee (commitment fee) equal to 0.375% per annum on the difference between the maximum amount of the revolving credit facility and the average daily aggregate outstanding amount of revolving credit loans and unexpired letters of credit during the preceding month.  The Company incurred commitment fees of $0.04 million and $0.03 million for the six month periods ended June 30, 2007 and 2006, respectively.

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

As security for the Company’s payment and other obligations under the Loan and Security Agreement, the Company has granted to the agent, for the benefit of the lenders, a lien on and security interest in all of the Company’s property, including its receivables (which, together with the receivables of the subsidiary guarantors that become Eligible Receivables, are to be subject to a lockbox account arrangement), equipment, inventory and real estate owned and used by the Company as its corporate headquarters.  In addition, the obligations are secured under the terms of security agreements and guarantees provided by the subsidiary guarantors.  Guarantees have been provided by all of the Company’s direct subsidiaries other than MDG.  The Company has pledged 65% of the outstanding shares of MDG as further security.

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

Note 12: Commitments and Contingencies

A life insurance company client has informed the Company that, after investigation, it has determined that certain life insurance policies that it issued were procured by fraudulent means employed by insurance applicants, the client’s agents, the Company’s sub-contracted examiners and others.  No claim has been asserted against the Company by the client.  The service agreement between the Company and client contains certain indemnification provisions which may be applicable.  While the Company believes that it is probable that the client will assert a claim against it for partial indemnification, it also believes that it has meritorious defenses to any such claim.  The amount of the unasserted claim cannot be reasonably estimated by the Company at this time.

On January 25, 2005 Sylvia Gayed, one of the Company’s examiners in California, filed a class-action lawsuit against the Company in the Superior Court of California, Los Angeles County, alleging violations of California’s wage and hour laws.  The complaint alleged that the Company failed to pay overtime wages, provide meal and rest periods and reimbursement for expenses incurred by examiners in performing examinations.  We currently employ approximately 400 examiners in California and have employed in excess of 1,400 examiners in California over the past 60 months.  Following a mediation on December 6, 2006, the parties reached a settlement, under which the Company will pay the sum of $1.2 million to the class members in full settlement of this lawsuit.  The court granted final approval of the settlement on July 16, 2007, and payment is expected to be made in October 2007.

In the past, some state agencies have claimed that the Company improperly classified its examiners as independent contractors for purposes of state unemployment tax laws, and that the Company was therefore liable for taxes in arrears, or for penalties for failure to comply with such agencies’ interpretation of the laws. The Company received an adverse determination in the State of California, and as a result, converted the Company’s independent contractors to employees. There are no assurances that the Company will not be subject to similar claims in other states in the future.

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

Note 13: Income Taxes

For the three month period ended June 30, 2007, the Company recorded state tax expense of $0.04 million compared to a tax benefit of $0.6 million for the three month period ended June 30, 2006, and tax expense of $0.1 million for the six month period ended June 30, 2007 compared to a tax benefit of $1.6 million for the six month period ended June 30, 2006.

In the first six months of 2006, the Company recorded a tax benefit of $1.6 million since the Company expected to be able to realize the tax benefit of the first six months of 2006 loss in future periods.  However, in the third and fourth quarters of 2006, the Company concluded that based on the continued decline in revenues and margin, the cumulative tax and operating losses, the lack of taxes in the carryback period, and the uncertainty surrounding the extent or timing of future taxable income, it was no longer more likely than not that it would realize the tax benefits of its deferred tax assets.  Accordingly, in the third and fourth quarters of 2006, the Company recorded a full valuation allowance on all of its net U.S. deferred tax assets.

The tax expense recorded in the three and six month periods ended June 30, 2007 reflect certain minimum state tax liabilities that the Company will incur.  No tax benefit was recorded relating to the current year losses, as the Company continues to believe that a full valuation allowance is required on its net U.S. deferred tax assets.

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

As of January 1, 2007, no amounts were recorded for unrecognized tax benefits or for the payment of interest or penalties.  Furthermore, no amounts were accrued during the three and six month periods ended June 30, 2007.  Our policy is to recognize interest and penalties related to unrecognized tax benefits in interest expense and income tax expense, respectively, in the Consolidated Statement of Operations.

The Internal Revenue Service (the “IRS”) has completed and closed its audits of our tax returns through 2002. The IRS is currently in the process of auditing tax returns for tax years 2003, 2004 and 2005.

For Medicals Direct Group, our U.K. subsidiary, the years 2005 and forward are still open to examination by the U.K. tax authorities.

State income tax returns for the year 2002 and forward are subject to examination.

Note 14: Recently Issued Accounting Standards

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

Note 15 — Related Party Transactions (in dollars)

For the six months ended June 30, 2007 and 2006, the Company paid approximately $20,000 and $40,000, respectively, to Paul Kolacki, a member of the Company’s Board of Directors since August 2005, for consulting services related to the Company’s Health Information Division.  The Company terminated this arrangement effective March 31, 2007 and Mr. Kolacki has not provided any further consulting services subsequent to that date.  Mr. Kolacki remains a member of the Company’s Board of Directors.

Kenneth Rossano, a member of the Company’s Board of Directors since 1967, provides consulting services to Korn Ferry International in Boston, MA.  Mr. Rossano’s compensation from Korn Ferry is not directly or indirectly tied to any fees paid by the Company to Korn Ferry.  For the six months ended June 30, 2007 and 2006, respectively,  the Company paid Korn Ferry International $10,000 and $300,000 for professional services.

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

•	our ability to complete the sale of MDG

•	our ability to finance our operations:

•	our ability to reverse the decline in revenues and profitability we are experiencing in each of our two divisions;

•	our success in generating additional operating income from new revenue initiatives;

•	our meeting or exceeding our customers’ expectations with respect to the quality and timeliness of our services on a consistent basis;

•	our ability to enhance and expand our technology and network infrastructure;

•	our ability to leverage our core capabilities to generate revenues in the wellness and disease management markets; and

•	our ability to anticipate key trends and developments affecting our businesses, and proactively position ourselves to seize opportunities presented by these trends and developments.

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

The forward-looking statements included in this quarterly report are made as of the date of this report. Other than as required by law, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect events or circumstances that subsequently occur or of which we hereafter become aware. Unless otherwise indicated, all references to the second quarter reflect our fiscal quarter that ends June 30.

Overview

Hooper Holmes, Inc. and its subsidiaries currently engage in businesses that are managed as two separate divisions: the Health Information Division and the Claims Evaluation Division.

Business Description

Our Health Information Division (HID) provides medical-related risk assessment information primarily to life and health insurance carriers, information that is integral to such carriers’ underwriting decisions.  These services include:

•
arranging paramedical and medical examinations of individual insurance policy applicants - mainly life insurance policy applicants - throughout the United States (under the Portamedic brand name) and conducting paramedical examinations for wellness and disease management companies;

•	performing telephone interviews of applicants and collecting applicants’ medical records;

•
testing the blood, urine and other specimens obtained in connection with a portion of the paramedical examinations we coordinate, as well as specimens provided by third-party health information service providers; and

•	underwriting life insurance policies on an outsourced basis for life insurance and reinsurance companies.

On May 30, 2007, we committed to a plan to sell our U.K. subsidiary, Medicals Direct Group (MDG). The decision to sell MDG was based on several factors, including MDG’s limited ability to significantly contribute to our long-term strategic goals.  The subsidiary will continue its normal operations through the date of sale, which is expected to be completed during the year ended December 31, 2007.  As MDG has been classified as Assets of Subsidiary Held for Sale and a discontinued operation, the discussion and analysis of results of operations noted below excludes MDG for all periods presented.

Our Health Information Division accounted for 87.8% and 87.6% of our total revenues for the three month periods ended June 30, 2007 and 2006, respectively.  Our core Portamedic paramedical examination business accounted for 70.6% of our HID revenue and 61.9% of our total revenue for the three months ended June 30, 2007, and 70.1% of our HID revenue and 61.5% of our total revenues for the three month period ended June 30, 2006.  For the six month periods ended June 30, 2007 and 2006, HID accounted for 87.6% and 87.7% of our total revenues, respectively.  Our Portamedic paramedical examination business accounted for 71.2% of our HID revenue and 62.4% of our total revenue for the six month period ended June 30, 2007 and 71.2% of our HID revenue and 62.4% of our total revenue for the six month period ended June 30, 2006.

Our Claims Evaluation Division (CED) provides medical claims evaluation services to property and casualty (“P&C”) insurance carriers, law firms, self-insureds and third party administrators for use in processing personal injury accident claims.  The core activity of this business consists of arranging for independent medical exams (“IMEs”).  An IME is a medical examination by a doctor (other than a claimant’s physician) for the purpose of rendering an objective opinion regarding the nature, origin, treatment and causal relationship of an injury.  We provide our claims evaluation services in connection with automobile, liability, disability and workers’ compensation claims.

Our Claims Evaluation Division accounted for 12.2% and 12.4% of our total revenues for the three and six month periods ended June 30, 2007, compared to 12.4% and 12.3% for the three and six month periods ended June 30, 2006.

Financial Results and Business Summary for the Second Quarter Ended June 30, 2007

For the three months ended June 30, 2007, consolidated revenues totaled $60.8 million, a 8.0% decline from the corresponding prior year period.  The Company’s gross profit totaled $14.7 million, or 24.1% for the second quarter of 2007, which approximates our prior year gross profit of 24.2% in the second quarter of 2006.  For the second quarter of 2007, we incurred a loss from continuing operations of $1.9 million, or $(0.03) per share, compared to a loss of $0.6 million, or $(0.01) per share in the second quarter of 2006.  Our loss from continuing operations for the second quarter of 2007 included approximately $0.7 million of restructuring and other charges, consisting primary of severance costs.  The loss for the second quarter of 2006 included $0.5 million of restructuring and other charges.

Key actions and accomplishments for the three and six months ended June 30, 2007 are summarized below:

•
Revenue declined in our Portamedic business by approximately 7% in the second quarter of 2007 compared to the corresponding prior year period, and the rate of decline was consistent with our first quarter 2007 revenue decline, but an improvement from the decline of approximately 10% experienced in the fourth quarter of 2006.  In addition, although our number of exams completed declined by 10% compared to the prior year period, our average revenue per exam improved by 4.8% compared to the prior year.  Slowing and ultimately reversing this unit volume decline is critical to the success of our turn-around program.  To address this decline in the number of exams, we took corrective action with our broker/agent sales force in January 2007 (new sales management, additional salespersons, new sales commission programs), and we expect improvements in exam volume in the second half of this year.

•
We have launched a new service called Portamedic Platinum.  This new service provides a significantly faster delivery of our services and allows our customers to make faster underwriting decisions.  We will provide this service exclusively to Phoenix Life until November and subsequently expand to additional customers.

•
Heritage Labs revenues grew approximately 7% in the second quarter of 2007 compared to the same period of the prior year, primarily attributable to increased lab testing from wellness customers and greater utilization of higher priced lab tests by our customers.

•
Our opportunities in the wellness market continued to expand in the three and six months ended June 30, 2007.  As recently announced, we have surpassed 25,000 health screenings in our Wellness business and expect significant expansion with our current wellness customers, such as Healthways, Inc. and new revenue sources with other healthcare providers.    We believe we are well-positioned to capture a significant portion of the wellness health screening market, given our ability to conduct a health screening anywhere in the United States and process the related blood tests at our subsidiary, Heritage Labs.

•
In May 2007, we committed to a plan to sell our U.K. subsidiary, Medicals Direct Group (“MDG”).  Our decision to sell MDG was based on several factors, including MDG’s limited ability to significantly contribute to our long-term strategic goals.  We expect the sale of MDG to be completed by December 31, 2007, although at present we have not entered into a definitive agreement relating to a sale.

•
Underwriting Solutions’ revenues experienced a significant decline in revenues during the second quarter of 2007 in comparison to the prior year period.  This decline is primarily attributable to the previously disclosed reduction in revenue from one major customer, resulting from the customer’s decision to mitigate risk and move to a multi-vendor strategy (from the previous Underwriting Solutions exclusive arrangement).  However, as a result of new leadership and an aggressive sales effort, we have added new clients during the first half of 2007 and continue to aggressively pursue additional revenue opportunities to replace this loss in volume.  While it will take some time to replace this revenue, a more diversified client base will be of benefit to us and in time contribute to greater stability in Underwriting Solutions’ revenues.

•
Our Claims Evaluation Division has received approved vendor status at ten new clients during the first half of 2007.  We are optimistic that the additional revenue opportunitites  will  partially offset the decline of its core market share.

Although the actions and accomplishments noted above are encouraging, they must be tempered with an appreciation of the very competitive nature of our markets, along with an extended sales cycle which characterizes all of our businesses.

Status of Our Strategic Review and Turnaround Program

In the first quarter of 2006, our management team initiated an extensive review of all aspects of the Company’s business.  As a result of our review, management formulated a turnaround program to address the continuation of the negative financial trends we have been experiencing, particularly in our core Portamedic business.  Management will pursue the financial and other goals of this program in three phases:

Phase 1 -  Expense Management
Phase 2 -  Revenue Enhancement
Phase 3 -  Growth Investment

Expense Management

In May 2006, the Company began a strategic review process which divided the Company into teams, each with specific accountability and responsibility, with support from external consultants, EHS Partners.  Although the strategic review’s primary focus was expense management, there were also incremental revenue opportunities identified during this first phase of our turnaround program.

The Company’s strategic review was completed in September 2006, at which time detailed plans were formulated to implement expense management initiatives identified during the review, along with the related incremental revenue opportunities.  The implementation period began in the fourth quarter of 2006 and is expected to continue through 2008. Management’s plans, when fully implemented, are expected to result in significant cost reductions along with additional operating income from new revenue initiatives.

Revenue Enhancement

The focus of Phase 2 of our turnaround program, which began in the first quarter of 2007, is to reverse the decline in revenues and profitability we are experiencing in each of our two divisions and pursue opportunities for revenue enhancement.  These initiatives, including the incremental revenue opportunities already implemented, consist of:

•
seeking opportunities to grow and expand our current services by delivering new and increased value to our customers.  Based on information reflecting an apparent reduction in individual life insurance application activity (see the discussion below under “Key Factors and Industry Trends Affecting Our Business – Health Information Division – Decline in Life Insurance Application Activity), we believe the life insurance market in the United States continues to decline.  In order to stabilize and ultimately grow our Portamedic market share in a declining market, we need to deliver higher levels of service, speed and quality, which we believe are critical metrics to our customers’ success;

•
increasing the number of local sales and marketing people calling upon local insurance agents in our Portamedic business.  While we have national contracts with a large number of leading insurance carriers, the majority of our Portamedic business has historically been generated locally through our branch offices and the local insurance agents and brokers they serve.  We are also increasing the sales force in our other businesses, including Heritage Labs, Underwriting Solutions and the Claims Evaluation Division.  In addition, sales incentive plans have been implemented in 2007 for all sales personnel of the Company;

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

Growth Investment

The final phase of our turnaround program is growth investment. Beginning in the second half of 2007, with the benefits of our reduced cost structure, we are pursuing a phase of organic growth.  This phase will include our development of a growth strategy which focuses on our core capabilities.  We believe that the wellness and disease management markets present a major opportunity to leverage our core capabilities, primarily our ability to deliver paramedical examinations at any location in the U.S., along with the related lab testing and fulfillment services.  As health care premiums continue to rise (approximately 11% annually in the last 5 years), wellness and disease management programs have developed into a large market which continues to grow at approximately 20% per annum.  Most major corporations are turning to the wellness market for services and methodologies to control and reduce health-care costs (i.e., identify and mitigate employee health risks, before the risks result in an expensive medical claim).  Although our revenues from current wellness and disease management customers are not significant, we continue to add new customers.  We believe that our core capabilities represent a significant asset to current and potential wellness customers, including the ability to schedule medical and paramedical examinations for large groups of employees, manufacture the necessary collection kits, conduct group examinations at any location and analyze and transmit the related medical data.

In addition, we will consider other growth opportunities beyond wellness and disease management consistent with our core capabilities.  All organic opportunities identified during this phase will be screened for growth potential, profitability and risk.  Conversely, we continually evaluate each of our current business units based on their growth potential, expected return on equity and strategic importance to our turnaround program, in order to ensure we are investing only in those businesses which we believe offer the greatest potential sustainable return to our shareholders.

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

Health Information Division

Decline in Life Insurance Application Activity

We believe that the level of individual life insurance application activity in the United States has a significant effect on the businesses that comprise our Health Information Division.  In general, the lower the level of application activity, the lower the demand for our paramedical examination, tele-underwriting, lab specimen testing and outsourced underwriting services.

Based on data available from the Medical Information Bureau Group, Inc. (MIB), a clearinghouse of policy application information based in Westwood, Massachusetts that is owned by participants in the insurance industry, it appears that life insurance application activity in North America has declined during each of the last four years.  The MIB Life Index is a widely accepted measure of application activity across the United States and Canada.  The index is based on the number of searches member company underwriters perform on the MIB database.  Since the vast majority of individually underwritten life insurance policies in North America include a MIB search as a routine underwriting requirement, the MIB Life Index provides what our management believes is a reasonable measure for new application activity.  The MIB data suggests a decline in application activity of 4% for the first half of 2007 compared to the first half of 2006.  Our volume of paramedical examinations performed for the first half of 2007 declined at a rate of 10% compared to the first half of 2006.

The MIB data are consistent with a fundamental change that has been occurring within the life insurance industry over a number of years, that is the reported shift in consumers’ preferences away from individual life insurance and toward other wealth accumulation and investment products, such as annuities and mutual funds.

We also believe that we have lost market share in the past for the services we provide. In an attempt to reverse this loss, management has implemented several initiatives, including the hiring of additional salespersons and the implementation of sales incentive plans for all Company sales personnel.

Pricing Pressure from Life Insurance Carriers

For the past several years, we have experienced downward pricing pressure from our life insurance carrier customers.  We attribute this pressure to the carriers’ efforts to address cost issues in a more rigorous manner in an attempt to maintain their profitability and level of return to their stakeholders.

Our core Portamedic business must negotiate with the headquarters offices of life insurance carriers to get on their lists of approved outside risk assessment service providers.  In the past, those negotiations have increasingly focused on pricing levels as carriers have focused on lowering their costs.  However, as we improve our levels of service, speed and quality, we believe we can offer improved value to certain customers, which is mitigating past pricing declines.

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

In addition to the factors cited above, the market for claims evaluation services in New York (where a significant portion of the CED’s revenues have historically been derived) has been adversely affected by the implementation of regulatory changes (for example, shortening the period of time for filing a personal injury and property claim).

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

With respect to our Health Information Division, our management monitors the following metrics:

•	the number of paramedical examinations performed by Portamedic;

•	the average revenue per paramedical examination;

•	time service performance, from examination order to completion;

•	the MIB Life Index data which represents an indicator of the level of life insurance application activity;

•	the number of tele-interviewing/underwriting reports we generate;

•	the number of specimens tested by our Heritage Labs subsidiary;

•	the average revenue per specimen tested;

•	budget to actual performance at the branch level as well as in the aggregate; and

•	customer and product line profitability.

With respect to our Claims Evaluation Division, our management monitors the following metrics:

•	the number of incoming cases by client and by insurance adjuster;

•	time of service, which measures the time to complete a claim, from receipt to issuing a report; and

•	budget to actual financial performance, including customer and product line profitability.

Certain of the above-cited metrics are discussed in the comparative discussion and analysis of our results of operations that follows.

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three and six months ended June 30, 2007 and 2006, respectively

The table below sets forth the Company’s revenues by division and in the case of the HID, by component of business for the periods indicated.

Revenues by Component Businesses and Reporting Segments

(in thousands)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change

HID
Portamedic	$37,642	$40,622	-7.3%	$76,815	$83,236	-7.7%
Infolink	7,590	8,796	-13.7%	14,499	16,835	-13.9%
Heritage Labs	4,818	4,512	6.8%	9,405	9,273	1.4%
Underwriting Solutions	3,307	4,001	-17.3%	7,106	7,617	-6.7%
Total HID	53,357	57,931	-7.9%	107,825	116,961	-7.8%
CED	7,417	8,163	-9.1%	15,323	16,407	-6.6%
Total	$60,774	$66,094	-8.1%	$123,148	$133,368	-7.7%

Revenues

Consolidated revenues for the three month period ended March 31, 2007 were $60.8 million, a decline of $5.3 million or 8.1% from the corresponding period of the prior year. For the six month period ended June 30, 2007, our consolidated revenues were $123.1 million compared to $133.4 million in the corresponding period of the prior year, a decrease of $10.2 million or 7.7%.  As explained in greater detail below, the revenues of each of our two divisions were lower in the three and six month periods ended June 30, 1007 than in the three and six month periods ended June 30, 2006.

Health Information Division

Our Health Information Division’s (HID) revenues of $53.4 million in the second quarter of 2007 were $4.6 million lower or (7.9%) than in the second quarter of 2006. For the six month period ended June 30, 2007, our HID revenues were $107.8 million compared to $117.0 million in the same period of prior year, a decrease of $9.1 million or 7.8%.

Portamedic

Our Portamedic business has been the largest contributor to the decline in HID revenues.  The decline in Portamedic revenues for the three and six month periods ended June 30, 2007 reflected a combination of:

•
fewer paramedical examinations performed in the second quarter (520,000 in 2007 vs.  580,000 in 2006) and in the six month period ended June 30,  (1,064,000 in 2007 vs. 1,188,000 in 2006); and was partially offset by

•	higher average revenue per paramedical examination in the second quarter ($76.57 in 2007 vs. $73.06 in 2006) and in the six month period ended June 30, ($75.65 in 2007 vs. $72.65 in 2006).

We attribute a portion of the reduction in the number of paramedical examinations performed in the three and six month periods ended June 30, 2007 to a decline in individual life insurance application activity in the United States and therefore the need for fewer paramedical examinations.  We also believe that we have lost market share to our competitors for these services.  In an attempt to reverse this loss, management has implemented several initiatives, including the hiring of additional salespersons in the first quarter of 2007, implementing sales incentive plans for all Company sales personnel beginning in January 2007, and delivering new products and improved client services.  The higher average revenue per examination is primarily attributable to price increases instituted by the Company for certain customers effective January 1, 2007.

Infolink

Our Infolink business (tele-underwriting/interviewing and attending physician statement (“APS”) retrieval, the latter representing the larger of the two Infolink revenue components) decreased 13.7% to $7.6 million in the second quarter of 2007 versus $8.8 million in the same period of the prior year.  For the six month period ended June 30, 2007, Infolink revenues decreased to $14.5 million from $16.8 million in the same period of the prior year, or 13.9%.  The decrease in revenues reflects a decrease in the number of APS units and the number of tele-interviewing units.  We believe that the decrease in APS units for the three and six month periods  ended June 30, 2007 compared to the same period in the prior year is largely attributable to the decline in APS orders that the Company experienced during the period in which we consolidated branch office APS’s into our centralized facility in Kansas City, KS.  The consolidation was completed in late 2006.  With the improved quality and time service that we are able to provide from our centralized APS facility, we anticipate that for the balance of 2007, we may be able to reverse at least some of the loss of APS orders experienced while we were consolidating our APS operations.

Tele-interviewing units declined during the three and six month periods ended June 30, 2007 compared to the same periods of the prior year, due to a significant volume reduction from one major customer.  However, the average revenue per unit increased approximately 16.1% and 17.7% for the three and six month periods ended June 30, 2007 compared to the same periods in the prior year, primarily due to a price increase instituted for certain customers.

Heritage Labs

Heritage Labs revenues in the second quarter of 2007 were $4.8 million, an increase of $0.3 million or 6.8% compared to the same period of the prior year.  For the six month period ended June 30, 2007, revenues increased to $9.4 million compared to $9.3 million for the same period of the prior year or 1.4%.  Heritage Labs tested fewer specimens (191,000 vs. 209,000) in the second quarter of 2007 compared to the corresponding period of the prior year, and in the first six months of 2007 and 2006 (386,000 vs. 434,000), respectively.  Heritage’s average revenue per specimen tested was higher in the second quarter and first half of 2007 ($16.15 vs. $14.56 and $16.00 vs. $14.46), respectively.  The increase in revenues is partially attributable to greater utilization of higher priced tests by customers, along with an increase in lab testing and specimen kits related to conducting paramedical examinations for wellness and disease management companies.

In July, 2007, Heritage Labs was notified by a significant customer that it would transfer lab testing services currently performed at Heritage to a different company’s lab facility.  The customer expressed no dissatisfaction with Heritage in terms of quality or service, but believed that a competitor lab could better address the customer’s new research and analytical needs.  As a result of this loss of revenue, Heritage’s annual revenues are expected to decline approximately $4.0 million beginning in the fourth quarter of 2007.

Underwriting Solutions

Underwriting Solutions’ revenues in the second quarter of 2007 were $3.3 million, a decrease of $0.7 million or 17.3% compared to the same period of the prior year. For the six months ended June 30, 2007, revenues decreased $0.5 million or 6.7% to $7.1 million from the corresponding period of the prior year.

As previously disclosed, Underwriting Solutions was notified by a major client in late 2006 that in order to mitigate the client’s risk in utilizing Underwriting Solutions as its sole outsourced underwriter, the client will expand its underwriter supplier network beginning in 2007.  As a result of the reduction in revenue from this client, Underwriting Solutions’ annual revenues are expected to decline by approximately $7.0 million with the transition of revenue beginning in the second quarter of 2007.  This client is the primary reason for the revenue decline in the three months ended June 30, 2007.  We have hired new sales people to aggressively pursue additional revenue opportunities to replace this expected loss in volume.  Revenue from new clients will over time reduce Underwriting Solutions’ dependence on one client.

Claims Evaluation Division

Our Claims Evaluation Division (CED) operates under the name of Hooper Evaluations, Inc. following the merger into Hooper Evaluations, Inc. of the four companies (i.e., D&D Associates, Medimax, Allegiance Health and Michigan Evaluation Group) we acquired between November 2002 and May 2004. The merger was effected in February 2006.

Our Claims Evaluation Division’s revenues for the second quarter of 2007 were $7.4 million, down $0.7 million (or 9.1%) compared to the second quarter of 2006.  For the six month period ended June 30, 2007, revenues were $15.3 million compared to $16.4 million for the same period of the prior year, a decrease of $1.1 million or 6.6%.  The decline is primarily attributable to the following:

•
In early 2007, CED was notified by a significant customer that in order to mitigate risk, one of the customer’s major branch offices will migrate to a multi-vendor supply chain.  The CED’s loss of the customer’s exclusive business negatively impacted revenues in the first six months of 2007 and is estimated to potentially reduce 2007 CED annual revenues by $1.3 million (approximately 4% of the CED’s 2006 revenues);

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

Cost of Operations

Our total cost of operations amounted to $46.1 million in the second quarter of 2007, compared to $50.1 million in the second quarter of 2006. For the six months ended June 30, 2007, total cost of operations was $92.7 million compared to $101.6 million for the six month period ended June 30, 2006.  The following table shows the cost of operations as a percentage of revenues (and, in the case of the HID, further broken down by certain of its component businesses) for the three month periods ended June 30, 2007 and 2006, respectively and for the six month periods ended June 30, 2007 and 2006 respectively.

	Three months ended June 30,				Six months ended June 30,
(in thousands)	2007	As % of Revenues	2006	As % of Revenues	2007	As % of Revenues	2006	As % of Revenues

HID
Portamedic/Infolink	$35,397	78.3%	$39,071	79.1%	$70,991	77.7%	$79,362	79.3%
Heritage Labs	2,601	54.0%	2,615	58.0%	5,179	55.1%	5,286	57.0%
Underwriting Solutions	2,650	80.1%	2,716	67.9%	5,409	76.1%	5,220	68.5%
Total HID	40,648	76.2%	44,402	76.7%	81,579	75.7%	89,868	76.8%
CED	5,467	73.7%	5,697	69.8%	11,130	72.6%	11,736	71.5%
Total	$46,115	75.9%	$50,099	75.8%	$92,709	75.3%	$101,604	76.2%

    Health Information Division

Cost of operations for the Health Information Division was $40.6 million in second quarter of 2007, compared to $44.4 million in the second quarter of 2006. As a percentage of revenues, cost of operations decreased to 76.2% in the second quarter of 2007, compared to 76.7% in the second quarter of 2006. The HID’s cost of operations for the six month period ended June 30, 2007 was $81.6 million compared to $89.9 million for the same period in the prior year. As a percentage of revenues, cost of operations decreased to 75.7% compared to 76.8% for the same period in the prior year. The decrease in cost of operations in absolute dollars and as a percentage of the HID’s revenues for the three and six month periods ended June 30, 2007 compared to the corresponding periods of the prior year is primarily attributable to:

•      reduced revenues from our Portamedic and Underwriting Solutions businesses;

•	reduced branch operating expenses and fewer branch offices resulting from the Company’s continued restructuring of the Portamedic organization;

•	the higher average revenue per Portamedic examination.

As noted previously in the “Overview” section of management’s discussion and analysis, the Company completed a strategic review in 2006 which resulted in detailed plans to implement expense management initiatives identified during the review.  Many of these initiatives are targeted to reduce our cost of operations, such as our efforts to better align operating costs with branch office volumes while eliminating geographic overlap among our branch offices.

Claims Evaluation Division

Cost of operations for the CED totaled $5.5 million in the second quarter of 2007, compared to $5.7 million in the second quarter of 2006.  As a percentage of revenues, cost of operations represented 73.7% and 69.8% in the second quarters of 2007 and 2006, respectively. For the six month period ended June 30, 2007, the CED’s cost of operations was $11.1 million compared to $11.7 million for the same period of the prior year.  As a percentage of revenues, cost of operations represented 72.6% and 71.5% for the first six months of 2007 and 2006, respectively.

The decrease in cost of operations in absolute dollars for the three and six month periods ended June 30, 2007 compared to the corresponding periods of the prior year is a result of reduced revenue levels.  As a percentage of revenues, the increase for the three and six month periods ended June 30, 2007 compared to the corresponding periods of the prior year is due to an increase in physician costs in the northeastern states as more business is being generated from the no-fault auto market in northeast states versus the New York State markets.

Selling, General and Administrative Expenses

(in thousands)	For the three months ended June 30,		(Decrease)	For the six months ended June 30,		(Decrease)
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
HID	$14,032	$14,743	$(711)	$29,007	$29,506	$(499)
CED	1,596	1,922	(326)	3,291	4,008	(717)
Total	$15,628	$16,665	$(1,037)	$32,298	$33,514	$(1,216)

As reflected in the table above, consolidated selling, general and administrative (SG&A) expenses for the second quarter of 2007 were $1.0 million lower than the second quarter of 2006, and for the six month period ended June 30, 2007, were $1.2 million lower than the corresponding period in 2006.

As previously described, the Company completed a strategic review in September 2006 which includes detailed implementation plans to reduce SG&A expenses.  The implementation period covers eight quarters, starting in the fourth quarter of 2006, and is expected to reduce SG&A expenses for both our HID and CED divisions.

Health Information Division

The HID’s SG&A as a percentage of its segment revenues totaled 26.3% and 25.5% for the three months ended June 30, 2007 and 2006, respectively, and 26.9% and 25.2% for the six months ended June 30, 2007 and 2006, respectively.  The SG&A for the HID segment includes segment SG&A plus SG&A for all corporate overhead departments.  SG&A expenses for the HID segment decreased $0.7 million to $14.0 million for the three months ended June 30, 2007 compared to $14.7 million in the same period last year.  For the six month period ended June 30, 2007, SG&A expenses decreased to $29.0 million compared to $29.5 million in the same period of the prior year.  The decrease in SG&A for the three and six month periods ended June 30, 2007 compared to the same periods of the prior year was primarily due to:

•	decreased outside legal fees and general insurance resulting from less use of outside counsel and favorable insurance renewal rates, totaling $0.3 million and $0.7 million, respectively;

•	decreased amortization expense due to the impairment of certain intangible assets recorded in the fourth quarter of 2006, totaling $0.2 million and $0.5 million;

•	decreased recruiting fees, incentive expense and shareholder services fees totaling $0.3 million and $0.3 million;

•	decreased regional administration personnel costs associated with the Company’s Portamedic business totaling $0.3 million and $0.2 million: partially offset by

•	increased IT depreciation costs and consulting costs resulting from our new branch and financial operating systems, and reduced branch data transmission expense totaling $0.2 million and $0.3 million:

•	increased marketing and promotional materials expenses associated with the Company’s corporate marketing and product branding initiatives, totaling $0.2 million and $0.4 million, respectively; and

•	increased cost at Heritage Labs associated with the hiring of additional administration personnel, sales personnel and increased leased lab equipment costs totaling $0.2 million and $0.4 million.

Claims Evaluation Division

The CED’s SG&A expenses in the second quarter of 2007 were approximately $0.3 million or 17.0% lower than in the same period of the prior year.  For the six month period ended June 30, 2007, the CED’s SG&A expenses were approximately $0.7 million or 17.9% lower than in the same period of the prior year.  The savings resulted primarily from the consolidation of the CED companies into Hooper Evaluations and the resultant headcount reductions.

Restructuring and Other Charges

For the three month periods ended June 30, 2007 and 2006, we recorded restructuring and other charges of approximately $0.7 million and $0.5 million, respectively.  The charges are primarily attributable to employee severance and branch office closures.

For the six month period ended June 30, 2007, we recorded restructuring and other charges of $1.2 million related to employee severance and branch office closure costs.  For the six month period ended June 30, 2006, we recorded restructuring and other charges pertaining to employee severance and branch office closure costs of $0.8 million and audit and legal fees associated with our restatement of  the 2004 and 2005 financial statements totaling $0.9 million.

Operating Income (Loss)

Our consolidated operating loss for the second quarter of 2007 was $(1.7) million, or (2.8%) of consolidated revenues compared to a consolidated operating loss for the second quarter of 2006 of $(1.1) million, or (1.7%) of consolidated revenues. For the six month period ended June 30, 2007, the consolidated operating loss was $(3.1) million, or (2.5%) of consolidated revenues compared to an operating loss for the six month period ended June 30, 2006 of $(3.5) million or (2.6%) of consolidated revenues.

Health Information Division.  As a result of the factors discussed above, the HID segment recorded an operating loss of $(2.1) million in the second quarter of 2007, compared to an operating loss of ($1.7) million in the second quarter of 2006. For the six month period ended June 30, 2007, the HID segment recorded an operating loss of $(4.0) million compared to an operating loss of $(4.2) million for the same period in the prior year.

Claims Evaluation Division. The CED's operating income in the second quarter of 2007 was $0.4 million compared to $0.5 million in the second quarter of 2006. For the six month period ended June 30, 2007, the CED segment recorded operating income of $0.9 million compared to operating income of $0.7 million for the same period in the prior year.

Income Taxes

For the three month period ended June 30, 2007, we recorded state tax expense of $0.04 million compared to a tax benefit of $0.6 million for the three month period ended June 30, 2006, and state tax expense of $0.1 million for the six month period ended June 30, 2007 compared to a tax benefit of $1.6 million for the six month period ended June 30, 2006.

In the first six months of 2006, we recorded a tax benefit of $1.6 million since we expected to be able to realize the tax benefit of the first six months of 2006 losses in future periods.  However, in the third and fourth quarters of 2006, we concluded that based on the continued decline in revenues and margin, the cumulative tax and operating losses, the lack of taxes in the carryback period, and the uncertainty surrounding the extent or timing of future taxable income, it was no longer more likely than not that we would realize the tax benefits of our deferred tax assets.  Accordingly, in the third and fourth quarter of 2006, we recorded a full valuation allowance on all of our net U.S. deferred tax assets.

The tax expense recorded in the three and six month periods ended June 30, 2007 reflect certain minimum state tax liabilities that we will incur.  No tax benefit was recorded relating to the current year losses, as we continue to believe that a full valuation allowance is required on our net U.S. deferred tax assets.

Loss from continuing operations

Loss from continuing operations for the three month period ended June 30, 2007 was $(1.9) million or $(0.03) per share compared to $(0.6) million or $(0.01) per share in the same period of the prior year.  Loss from continuing operations for the six month period ended June 30, 2007 was $(3.5) million or $(0.05) per share compared to $(2.1) million or $(0.3) per share in the same period of the prior year.

Liquidity and Financial Resources

Our primary sources of cash are: i) our holdings of cash and cash equivalents and ii) our $25 million revolving credit agreement with CitiCapital Commercial Corporation. At June 30, 2007 and December 31, 2006, our working capital was $20.0 million and $22.2 million, respectively.  Our current ratio as of June 30, 2007 and December 31, 2006 was 1.6 to 1.  The  decline in our cash and cash equivalents, along with $3.0 million of borrowing from our credit facility in the first six months of 2007 is principally attributable to the following:

•	restructuring payments related to employee severance and branch office closure costs totaling $1.5 million;

•	capital expenditures of $1.9 million;

•	an increase in accounts receivable of $5.1 million; and

•	payment of a contract cancellation fee and fees to outside consultants related to cost saving opportunities identified in our 2006 strategic review, totaling approximately $1.1 million.

If operating losses continue, it may result in additional cash used in operating activities of continuing operations, which could further limit our ability to finance our operations and meet our contractual obligations.  If our operations and cash flow do not improve, we may be required to increase borrowings, reduce capital spending or further restructure operations.  Based on our anticipated level of future operations, our existing cash and cash equivalents, and borrowing capability under our credit agreement with CitiCapital Commercial Corporation, we believe that we have sufficient funds to meet our cash needs through June 30, 2008.

Cash Flows from Operating Activities

For the six month period ended June 30, 2007, net cash used in operating activities of continuing operations was $8.8 million compared to $2.4 million in the same period of the prior year.

The net cash used in operating activities in the first six months of 2007 reflects a loss of $3.5 million from continuing operations, and includes non-cash charges of $2.5 million of depreciation and amortization, and $0.6 million of share based compensation expense. Changes in working capital items included:

•
an increase in accounts receivable of $5.1 million, primarily due to a reduction in Portamedic cash collections resulting from slower than expected collections, partially attributable to increased documentation required by customers to process payments.  We continue to improve our internal processes/resources to address these customer requirements and expect our DSO’s to decline in the second half of 2007. Consolidated days sales outstanding (DSO), measured on a rolling 90-day basis was 53 days at June 30, 2007, compared to 48 days at June 30, 2006 and 46 days at December 31, 2006, and

•	a decrease in accounts payable and accrued expenses of $3.0 million,

Cash Flows used in Investing Activities

For the six months ended June 30, 2007, we used $1.9 million in net cash for investing activities of continuing operations.  These expenditures pertained primarily to the upgrading of our operating, billing and financial software systems.

Cash Flows used in Financing Activities

For the six months ended June 30, 2007, cash from financing activities of continuing operations provided $4.6 million and related to proceeds from the exercise of stock options of $1.6 million and net borrowings under our revolving credit facility of $3.0 million.  The net borrowing was used to fund short-term working capital needs.

Our Credit Facility

On October 10, 2006, we entered into a three year Loan and Security Agreement, which replaced our amended and restated revolving credit facility dated as of October 29, 1999.  The agreement provides us with a senior secured revolving credit facility, the proceeds of which are to be used for general working capital purposes.  Under the terms of the Loan and Security Agreement, the lenders have agreed to make revolving credit loans to us in an aggregate principal amount at any one time outstanding which, when combined with the aggregate undrawn amount of all unexpired letters of credit, does not exceed:

(i)
90% of “Eligible Receivables” (as that term is defined in the loan and security agreement) of the Company and the Company’s subsidiaries providing guarantees of the indebtedness under the facility;  plus

(ii)	65% of the fair market value of our corporate headquarters located in Basking Ridge, New Jersey –

provided that in no event can the aggregate amount of the revolving credit loans and letters of credit outstanding at any time exceed $25 million.  The maximum aggregate face amount of letters of credit that may be outstanding at any time may not exceed $1 million.  Our available borrowings base at June 30, 2007 was $22.0 million.  As of June 30, 2007,  we have outstanding borrowing of $3.0 million under the Loan and Security Agreement. As of August 6, 2007, outstanding borrowings increased to $4.0 million.  CitiCapital, in its sole discretion based upon its reasonable credit judgment, may (A) establish and change reserves required against Eligible Receivables, (B) change the advance rate against Eligible Receivables or the fair market value of our corporate headquarters, and (C) impose additional restrictions to the standards of eligibility for Eligible Receivables, any of which could reduce the aggregate amount of indebtedness that may be incurred under the revolving credit facility. See Note 11, Revolving Credit Facility, included in this report on Form 10-Q for additional information.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Share Repurchases

We did not purchase any shares of our common stock during the three and six month periods ended June 30, 2007 and 2006.  Under the terms of the Loan and Security Agreement, we are precluded from purchasing any shares of our common stock.

Dividends

On February 3, 2006, the Board suspended payment of cash dividends for 2006, and no dividends were paid in 2006 or in any subsequent period to date.  Further, we are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of the Loan and Security Agreement entered into on October 10, 2006.

Contractual Obligations

For the remainder of 2007, we have employment contract related payments due totaling $0.4 million, a fee payable to an outside consultant in connection with, and based on the results of our 2006 strategic review of $3.3 million, and $1.2 million pertaining to an employment lawsuit settlement.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There were no changes to our critical accounting policies during the three and six month periods ended June 30, 2007, except for the adoption of FIN 48.  Such policies are described in the Company’s 2006 annual report on Form 10-K.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its borrowing activities, which are described in Note 11 to the unaudited interim consolidated financial statements included in this quarterly report.  The Company’s credit facility is based on variable rates and is therefore subject to interest rate fluctuations.  Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings.  As of June 30, 2007, there were $3.0 million in borrowings outstanding.

We have foreign currency rate exposure to exchange rate fluctuations with respect to the British Pound.  However in May 2007, the Company committed to a plan to sell its U.K. subsidiary, MDG.  While our U.K. subsidiary’s results of operations and financial condition are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our financial condition or results of operations. If the exchange rate between the British Pound and the U.S. Dollar were to decrease 10%, the effect on net income would have been negligible.

Based on the Company’s market risk sensitive instruments outstanding at June 30, 2007, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of  June 30, 2007, the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

During the second quarter of 2007, the Company continued with its implementation of a new financial accounting system to replace its legacy mainframe system.

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 and subsequent to the Evaluation Date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

 PART II – Other Information

ITEM 1	Legal Proceedings

A life insurance company client has informed the Company that, after investigation, it has determined that certain life insurance policies that it issued were procured by fraudulent means employed by insurance applicants, the client’s agents, the Company’s sub-contracted examiners and others.  No claim has been asserted against the Company by the client.  The service agreement between the Company and client contains certain indemnification provisions which may be applicable.  While the Company believes that it is probable that the client will assert a claim against it for partial indemnification, it also believes that it has meritorious defenses to any such claim.  The amount of the unasserted claim cannot be reasonably estimated by the Company at this time.

On January 25, 2005 Sylvia Gayed, one of the Company’s examiners in California, filed a class-action lawsuit against the Company in the Superior Court of California, Los Angeles County, alleging violations of California’s wage and hour laws.  The complaint alleged that the Company failed to pay overtime wages, provide meal and rest periods and reimbursement for expenses incurred by examiners in performing examinations.  We currently employ approximately 400 examiners in California and have employed in excess of 1,400 examiners in California over the past 60 months.  Following a mediation on December 6, 2006, the parties reached a settlement, pursuant to which the Company will pay the sum of $1.2 million to the class members in full settlement of this lawsuit.  The court granted final approval of the settlement on July 16, 2007, and payment is expected to be made in October 2007.

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

At the Company’s annual meeting of shareholders on May 30, 2007, the Company’s shareholders elected Roy H. Bubbs, James D. Calver, and Kenneth R. Rossano to serve as directors until the 2010 annual meeting; ratified the selection of KPMG LLP to serve as the Company’s independent registered public accounting firm for 2007; and approved the Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan.

The chart below names each director nominated for election by the shareholders at the 2006 annual meeting, the number of votes cast for or withheld, and the number of broker non-votes and abstentions, with respect to each such person:

Nominee	For	Votes Cast Against	Withheld	Broker Non-votes	Abstained
Roy H. Bubbs	62,307,267	-	2,145,805	0	0
James D. Calver	60,894,388	-	3,558,684	0	0
Kenneth R. Rossano	59,693,418	-	4,759,654	0	0

The names of the directors whose terms of office continued after the 2007 annual meeting are as follows:

Benjamin A. Currier
Quentin J. Kennedy
Paul W. Kolacki
Roy E. Lowrance
John W. Remshard
Elaine L. Rigolosi

G. Earle Wight, who served as a director since 1966, retired as a director upon the expiration of his term of office.  Mr. Wight’s term of office expired as of the date of the annual meeting.

With respect to the ratification of KPMG LLP as independent registered public accounting firm, the number of votes cast was 61,298,131 for, 3,119,083 against, 35,858 abstained and 0 broker non-votes.

With respect to the approval of the Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan, the number of votes cast was 55,083,757 for, 3,929,339 against, 65,324 abstained, and 5,374,652 broker non-votes.

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

Dated:  August 9, 2007

By: /s/ James D. Calver
James D. Calver
Chief Executive Officer and President

By: /s/ Michael J. Shea
Michael J. Shea
Senior Vice President and Chief Financial Officer