Form 10-Q/A
period 2007-06-30
HOOPER HOLMES INC
filed 2007-08-15
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 is being filed solely to amend prior year amounts for the following items:

•
Consolidated Statements of Cash Flows has been revised for the six month period ended June 30, 2006 to correct typographical errors for the amounts shown for “Other assets”  under the caption “Cash flows from operating activities” and “Capital expenditures” under the caption “Cash flows from investing activities.” There were no changes to the captions “Net cash used in operating activities” and “Net cash used in investing activities".

•
Footnote No. 8 to the Consolidated Financial Statements- Operating Segments, has been revised to correctly report the amounts indicated under the caption “Total assets” for the Three and Six Month Periods Ended June 30, 2006.

Except for the changes indicated above, the Company has not amended or updated any other information included in the Form 10-Q filed on August 9, 2007 (the “Original Filing”).  The certifications filed as Exhibits 31.1, 31.2, 32.1and 32.2 have been re-executed as of the date of this Amendment.  This Amendment does not reflect events occurring after the Original Filing or modify or update the disclosures therein in any way other than as described above.

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

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows
(unaudited, In thousands)

	Six Months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,542)	$(1,949)
(Loss) income from discontinued operations, net of income taxes	(68)	116
Loss from continuing operations	(3,474)	(2,065)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation	1,694	1,445
Amortization	848	1,328
Share-based compensation expense	542	40
Deferred income taxes	-	1,691
Loss on disposal of fixed assets	83	55
Changes in assets and liabilities, net of effect
from acquisitions of businesses:
Accounts receivable	(5,099)	(940)
Other assets	(451)	363
Income tax receivable	44	(3,194)
Accounts payable, accrued expenses and other long-term liabilities	(2,986)	(1,171)
Net cash used in operating activities of continuing operations	(8,799)	(2,448)
Net cash provided by operating activities of discontinued operations	391	1,416
Net cash used in operating activities	(8,408)	(1,032)

Cash flows from investing activities:
Redemptions of marketable securities	-	192
Business acquisitions, net of cash acquired	-	(856)
Capital expenditures	(1,886)	(2,696)
Net cash used in investing activities of continuing operations	(1,886)	(3,360)
Net cash used in investing activities of discontinued operations	(298)	(1,734)
Net cash used in investing activities	(2,184)	(5,094)

Cash flows from financing activities:
Borrowings under revolving credit facility	5,000	-
Payments under revolving credit facility	(2,000)	-
Principal payments on long-term debt	-	(1,000)
Seller financed debt	-	(100)
Excess tax benefits from stock option exercises	-	67
Proceeds related to the exercise of stock options	1,625	301
Net cash provided by (used in) financing activities of continuing operations	4,625	(732)
Net cash provided by (used in) financing activities of discontinued operations	-	-
Net cash provided by (used in) financing activities	4,625	(732)

Effect of exchange rate changes on cash and cash equivalents in discontinued operations	(62)	(105)

Net decrease in cash and cash equivalents	(6,029)	(6,963)
Cash and cash equivalents at beginning of period	6,667	11,683
Cash and cash equivalents at end of period	$638	$4,720

Supplemental disclosure of non-cash investing activity:
Change in net unrealized gain on marketable securities	-	1
Fixed assets vouchered but not paid	619	472
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	61	5
Income taxes	94	84
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

A summary of segment information for the three and six month periods ended June 30, 2007 and 2006, is presented below:

	Three Months Ended			Three Months Ended
(In thousands)	June 30, 2007			June 30, 2006
	HID	CED	Total	HID	CED	Total
Revenues	$53,357	$7,417	$60,774	$57,931	$8,163	$66,094
Depreciation and amortization	1,088	170	1,258	1,208	185	1,393
Operating income (loss)	(2,054)	353	(1,701)	(1,678)	544	(1,134)
Capital expenditures	682	50	732	1,060	10	1,070
Total assets	66,086	4,776	70,862	133,343	5,808	139,151

	Six Months Ended			Six Months Ended
(In thousands)	June 30, 2007			June 30, 2006
	HID	CED	Total	HID	CED	Total
Revenues	$107,825	$15,323	$123,148	$116,961	$16,407	$133,368
Depreciation and amortization	2,184	358	2,542	2,420	353	2,773
Operating income (loss)	(4,005)	901	(3,104)	(4,217)	735	(3,482)
Capital expenditures	1,822	64	1,886	2,686	11	2,697
Total assets	66,086	4,776	70,862	133,343	5,808	139,151

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

Dated:  August 15, 2007

By: /s/ James D. Calver
James D. Calver
Chief Executive Officer and President

By: /s/ Michael J. Shea
Michael J. Shea
Senior Vice President and Chief Financial Officer