Form 10-Q
period 2007-11-09
HOOPER HOLMES INC
filed 2007-11-09
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2007

or

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

The number of shares outstanding on the Registrant’s common stock as of October 31, 2007 were:
Common Stock, $.04 par value – 68,634,587 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES
INDEX

			Page No.
PART I -	Financial Information (unaudited)

	ITEM 1 -	Financial Statements

		Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	1

		Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006	2

		Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	3-4

		Notes to Unaudited Consolidated Financial Statements	5-20

	ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations	21-38

	ITEM 3 –	Quantitative and Qualitative Disclosures About Market Risk	39

	ITEM 4 –	Controls and Procedures	40

PART II–	Other Information

	ITEM 1 –	Legal Proceedings	41

	ITEM 1A –	Risk Factors	42

	ITEM 2 –	Unregistered Sales of Equity Securities and Use of Proceeds	42

	ITEM 3 -	Defaults upon Senior Securities	42

	ITEM 4 –	Submission of Matters to a Vote of Security Holders	42

	ITEM 5 –	Other Information	42

	ITEM 6 –	Exhibits	43

		Signatures	44

Consolidated Balance Sheets
(unaudited)
 (In thousands, except share and per share data)

	September 30, 2007	December 31, 2006
ASSETS (Note 11)
Current assets:
Cash and cash equivalents	$972	$6,667
Accounts receivable, net	34,860	30,425
Income tax receivable	519	2,968
Other current assets	4,609	4,353
Assets of subsidiary held for sale	12,143	13,337
Total current assets	53,103	57,750
Property, plant and equipment at cost	43,099	41,574
Less: Accumulated depreciation and amortization	28,627	26,871
Property, plant and equipment, net	14,472	14,703

Goodwill	-	5,702
Intangible assets, net	4,640	6,485
Other assets	1,063	570
Total assets	$73,278	$85,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$5,000	-
Accounts payable	8,669	$10,457
Accrued expenses	15,870	16,730
Liabilities of subsidiary held for sale	7,087	8,321
Total current liabilities	36,626	35,508
Other long-term liabilities	543	1,733
Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 68,643,982 and 67,933,274 shares as of September 30, 2007 and December 31, 2006, respectively.	2,746	2,717
Additional paid-in capital	117,947	115,465
Accumulated other comprehensive income	1,365	1,553
Accumulated deficit	(85,878)	(71,695)
	36,180	48,040
Less: Treasury stock, at cost; 9,395 shares as of September 30, 2007 and December 31, 2006	71	71
Total stockholders’ equity	36,109	47,969
Total liabilities and stockholders' equity	$73,278	$85,210

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
(unaudited)
 (In thousands, except share and per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Revenues	$56,260	$60,573	$179,408	$193,942
Cost of operations	43,049	47,221	135,758	148,826
Gross profit	13,211	13,352	43,650	45,116
Selling, general and administrative expenses	16,354	16,666	48,652	50,179
Impairment of goodwill and intangibles	6,296	-	6,296	-
Restructuring and other charges	1,626	6,551	2,871	8,284
Operating loss	(11,065)	(9,865)	(14,169)	(13,347)
Other income (expense)
Interest expense	(112)	(67)	(195)	(139)
Interest income	15	51	38	136
Other expense, net	(48)	(104)	(223)	(304)
	(145)	(120)	(380)	(307)
Loss from continuing operations before income taxes	(11,210)	(9,985)	(14,549)	(13,654)

Income tax provision (benefit)	(218)	31,885	(82)	30,281

Loss from continuing operations	(10,992)	(41,870)	(14,467)	(43,935)

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	351	(270)	284	(154)

Net loss	$(10,641)	$(42,140)	$(14,183)	$(44,089)
Earnings (loss) per share:
Continuing operations:
Basic	$(0.16)	$(0.63)	$(0.21)	$(0.66)
Diluted	(0.16)	(0.63)	(0.21)	(0.66)
Discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	0.00	0.00	0.00	0.00
Net loss:
Basic	$(0.16)	$(0.63)	$(0.21)	$(0.66)
Diluted	(0.16)	(0.63)	(0.21)	(0.66)
Weighted average number of shares:
Basic	68,634,587	66,972,197	68,422,816	66,488,603
Diluted	68,634,587	66,972,197	68,422,816	66,488,603

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows
(unaudited, In thousands)

	Nine Months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(14,183)	$(44,089)
Income (loss) from discontinued operations, net of income taxes	284	(154)
Loss from continuing operations	(14,467)	(43,935)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation	2,415	2,189
Amortization	1,251	1,972
Provision for bad debt expense	54	5
Impairment of goodwill and intangibles	6,296	-
Share-based compensation expense	883	224
Write-off of software	776	-
Deferred income taxes	-	31,278
Loss on disposal of fixed assets	79	69
Changes in assets and liabilities, net of effect
from acquisitions of businesses:
Accounts receivable	(4,489)	1,519
Other assets	(749)	279
Income tax receivable	2,449	2,998
Accounts payable, accrued expenses and other long-term liabilities	(3,595)	4,360
Net cash used in operating activities of continuing operations	(9,097)	958
Net cash provided by operating activities of discontinued operations	689	850
Net cash used in operating activities	(8,408)	1,808

Cash flows from investing activities:
Redemptions of marketable securities	-	385
Business acquisitions, net of cash acquired	-	(856)
Capital expenditures	(3,283)	(4,156)
Net cash used in investing activities of continuing operations	(3,283)	(4,627)
Net cash used in investing activities of discontinued operations	(298)	(1,835)
Net cash used in investing activities	(3,581)	(6,462)

Cash flows from financing activities:
Borrowings under revolving credit facility	7,000
Payments under revolving credit facility	(2,000)	(1,000)
Seller financed debt	-	(2,927)
Proceeds related to the exercise of stock options	1,627	3,088
Net cash provided by financing activities of continuing operations	6,627	(839)
Net cash provided by financing activities of discontinued operations	-	-
Net cash provided by financing activities	6,627	(839)

Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(333)	225

Net decrease in cash and cash equivalents	(5,695)	(5,268)
Cash and cash equivalents at beginning of period	6,667	11,683
Cash and cash equivalents at end of period	$972	$6,415

Supplemental disclosure of non-cash investing activity:
Fixed assets vouchered but not paid	124	409
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	131	15
Income taxes	186	347
See accompanying notes to consolidated financial statements.

HOOPER HOLMES, INC.

Notes to Unaudited Consolidated Financial Statements
September 30, 2007
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

The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for any other interim period or the full year.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

b)      On May 30, 2007, the Company committed to a plan to sell its U.K. subsidiary, Medicals Direct Group (“MDG”). The subsidiary will continue its normal operations through the date of sale. Accordingly, the assets and liabilities of MDG have been reported as Assets and Liabilities of Subsidiary Held for Sale in the accompanying Consolidated Balance Sheets and its operating results and cash flows are segregated and reported as a discontinued operation in the accompanying Consolidated Statements of Operations and Cash Flows for all periods presented.  All corresponding footnotes reflect the Assets and Liabilities of the Subsidiary Held for Sale and discontinued operations presentation.  See Notes 5 and 16 for additional information.

c)      Immaterial Corrections of Prior Year Financial Statements

The Company has recorded corrections to the previously issued December 31, 2006 and 2005 consolidated financial statements relating to certain misstatements that were not material to the Company’s consolidated financial position or results of operations for the years ended December 31, 2006 and 2005.

The corrections recorded in the first quarter of 2007 included recording additional revenues, costs of operations, share-based compensation expense and selling, general and administration expenses of $0.1 million, $0.4 million, $0.2 million and $0.1 million, respectively, for the year ended December 31, 2006.  The corrections resulted in recording $0.1 million additional share based compensation expense relating to the three and nine month periods ended September 30, 2006.  No tax benefit was recorded on these corrections due to the prior year pre-tax losses incurred and the full deferred tax valuation allowance that was recorded in the prior year.  These corrections resulted in an increase in net loss of $0.6 million for the year ended December 31, 2006, and an increase in net loss of $0.1 million for the three and nine month periods ended September 30, 2006.  The corrections resulted in an increase in accounts receivable, accounts payable, additional paid-in capital and accumulated deficit of $0.1 million, $0.5 million, $0.2 million and $0.6 million, respectively as of December 31, 2006, and an increase in additional paid in capital and accumulated deficit of $0.1 million as of September 30, 2006.

The corrections recorded in the second quarter of 2007 included recording a reduction of revenues of $0.4 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively. The corrections resulted in recording a reduction in revenues of $0.1 million and $0.3 million relating to the three and nine month periods ended September 30, 2006, respectively.  A tax benefit was recorded in each of the years ended December 31, 2006 and 2005 of $0.1 million and $0.03 million and $0.1 million for the three and nine month periods ended September 30, 2006, as the corrections related to MDG which has the ability to recover the tax benefits.  These corrections resulted in an increase in net loss of $0.3 million and $0.2 million for the years ended December 31, 2006 and 2005, respectively and $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2006 and are recorded in income (loss) from discontinued operations in the accompanying Consolidated Statements of Operations.  The corrections also resulted in a decrease to income taxes payable, and an increase in accrued expenses and accumulated deficit of $0.1 million, $0.4 million, and $0.3 million as of December 31, 2006, respectively and $0.1 million, $0.3 million and $0.2 million as of December 31, 2005, respectively.  These corrections resulted in a decrease in income taxes payable, and an increase in accrued expense and accumulated deficit of $0.1 million, $0.3 million and $0.2 million, respectively as of September 30, 2006.

d)      Certain reclassifications have been made to the prior year’s consolidated financial statements in order to conform to the current year’s presentation.

e)      Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and therefore is excluded from revenues in the Consolidated Statements of Operations.

Note 2:	Liquidity

As of September 30, 2007, the Company had $1.0 million of cash and cash equivalents and $5.0 million in borrowings outstanding under its revolving credit facility.  During the nine months ended September 30, 2007 our cash and cash equivalents declined by $5.7 million, and our short-term borrowings increased to $5.0 million, primarily due to the following:

•	restructuring payments related to employee severance and branch office closure costs totaling $2.0 million;

•	capital expenditures of $3.3 million;

•	an increase in accounts receivable of $4.5 million and,

•	payment of a contract cancellation fee and fees to outside consultants related to cost saving opportunities identified in the Company’s 2006 strategic review, totaling $1.9 million.

These payments were partially offset by a federal income tax refund in September 2007 totaling $2.4 million.

On October 9, 2007, the Company completed the sale of MDG.  As a result of the sale, the Company received cash proceeds of $12.8 million.  See Note 16 for additional information.  The Company’s net cash used in operating activities of continuing operations for the nine months ended September 30, 2007 was $9.1 million.  If operating losses continue, the Company may be required to reduce cash reserves, increase borrowings, reduce capital spending or further restructure operations.  As discussed in Note 11, the Company’s available borrowing base under its revolving credit facility at September 30, 2007 was $20.0 million.  Based on the Company’s anticipated level of future operations, its existing cash and cash equivalents, proceeds received in October 2007 from the sale of MDG and borrowing capability under its credit agreement with CitiCapital Commercial Corporation, the Company believes it has sufficient funds to meet the Company’s cash needs through September 30, 2008.

Note 3:	Earnings Per Share

“Basic” earnings (loss) per share equals net income (loss) divided by the weighted average number of common shares outstanding during the period.  “Diluted” earnings (loss) per share equals net income (loss) divided by the sum of the weighted average number of common shares outstanding during the period plus dilutive common stock equivalents.

Our net loss and weighted average number of shares outstanding used for computing diluted loss per share for continuing operations and discontinued operations were the same as that used for computing basic loss per share for the three and nine month periods ended September 30, 2007 and 2006 because the inclusion of common stock equivalents would be antidilutive.

Note 4: Share-Based Compensation

Stock Option Plans— The Company’s stockholders approved stock option plans providing for the grant of options exercisable for up to 4,000,000 shares of common stock in 1992 and 1994, 2,400,000 shares in 1997, 2,000,000 shares in 1999 and 3,000,000 shares in 2002. Options are granted at fair value on the date of grant and are exercisable as follows: 25% after two years and 25% on each of the next three anniversary dates thereafter, with contract lives of 10 years from the date of grant.  At September 30, 2007, the Company is authorized to grant options exercisable for approximately 1,436,400 shares under the plans.

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

Stock Purchase Plan— In 2003, the Company’s shareholders approved the 2004 Employee Stock Purchase Plan, which provides for granting of purchase rights for up to 2,000,000 shares of Company stock to eligible employees of the Company. The plan provides employees with the opportunity to purchase shares on the date 13 months from the grant date (the purchase date) at a purchase price equal to 95% of the closing price of the Company’s common stock on the American Stock Exchange on the grant date. During the period between the grant date and the purchase date, up to 10% of a participating employee’s compensation is withheld to fund the purchase of shares under the plan. Employees can cancel their purchases at any time during the period without penalty.  In February 2006, purchase rights for 94,435 shares were granted with an aggregate fair value of $0.1 million, based on the Black-Scholes pricing model.  The February 2006 plan offering concluded in March 2007 and 81,508 shares were issued.  In February 2007, purchase rights for 79,725 shares were granted with an aggregate fair value of $0.1 million, based on the Black-Scholes option pricing model.  The February 2007 plan will conclude in March 2008.

Stock Awards— On April 25, 2007, the  Company’s shareholders approved the 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company’s stock.  The total number of shares that may be awarded under the 2007 Plan is 600,000.  Effective June 1, 2007, each non-employee member of the Board other than the non-executive chair received 5,000 shares and the non-executive chair received 10,000 shares of the Company’s stock with such shares  vesting immediately upon issuance.  The shares awarded under the 2007 Plan are “restricted securities”, as defined in  SEC Rule 144 under the Securities Act of 1933, as amended.  In addition, the terms of the awards specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board and, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member.  For the nine month period ended September 30, 2007, 45,000 shares were awarded under the 2007 Plan with an average grant date fair value of $3.62, all of which were subject to these contractual restrictions and the transfer restrictions under applicable securities laws as of September 30, 2007.

On January 28, 2003, the Company’s Board of Directors passed a resolution to award non-employee directors of the Company up to a maximum of 15,000 shares of the Company’s common stock as additional compensation for service on the Board. On each of January 31, 2003, 2004 and 2005, each non-employee director then serving on the Board was awarded 5,000 shares which vested immediately. All shares awarded are “restricted securities”, as defined in SEC Rule 144 under the Securities Act of 1933, as amended.  In addition the terms of the awards specify that the shares may not be sold or transferred by the recipient until four years from the date of issue. In January 2006, the Board adopted a resolution removing this contractual restriction with respect to any such shares held by a director who retires from the Board and is not removed with cause. At September 30, 2007, and December 31, 2006, 60,000 shares and 75,000 shares, respectively, of stock awards with a weighted average grant date fair value of $5.80 per share were subject to these securities law and contractual restrictions.  No grant of stock awards under the 2003 plan were made during the nine month periods ended September 30, 2007 and 2006.

During the three and nine month periods ended September 30, 2007 and 2006, options granted totaled 955,000 and 1,030,000 shares, and 942,500 and 1,142,500 shares, respectively. The fair value of the stock options granted during the three and nine month periods ended September 30, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Expected life (years)	5.91	6.23	5.91	6.28
Expected volatility	46.95%	46.88%	46.93%	46.77%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.63%	5.03%	4.62%	4.97%
Weighted average fair value of options granted during the period	$1.33	$1.51	$1.39	$1.55

The expected life of options granted is derived from the Company’s historical experience and represents the period of time that options granted are expected to be outstanding.  Expected volatility is based on the Company’s long-term historical volatility.  The risk-free interest rate for periods within the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. SFAS No. 123R specifies that initial accruals be based on the estimated number of instruments for which the requisite service is expected to be rendered.  Therefore, the Company is required to incorporate the probability of pre-vesting forfeitures in determining the number of vested options.  The forfeiture rate is based on the historical forfeiture experience.

The following table summarizes stock option activity for the nine month period ended September 30, 2007:

(in thousands, except share and per share amounts)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Outstanding Balance, December 31, 2006	6,052,700	$5.58
Granted	1,030,000	2.81
Exercised	(584,200)	2.46
Expired	(574,200)	6.41
Forfeitures	(30,000)	2.86
Outstanding Balance, September 30, 2007	5,894,300	$5.36	5.8	-

Options exercisable – September 30, 2007	3,696,800	$6.83	4.6	-

The Company recorded $0.3 million and $0.9 million of compensation cost in selling, general and administrative expenses for the three and nine months ended September 30, 2007, respectively, and $0.2 million and $0.2 million for the three and nine months ended September 30, 2006, respectively, related to share-based awards granted during 2007 and 2006.

The total intrinsic value of stock options exercised during the three and nine month periods ended September 30, 2007 and 2006 was $0 million and $1.0 million, respectively, and $1.2 million and $1.4 million, respectively.  Options exercisable for a total of 10,000 and 65,000 shares of stock vested during the three and nine month periods ended September 30, 2007, respectively. The fair value of options that vested in the nine months ended September 30, 2007 was $0.1 million.  Options exercisable for a total of 10,000 and 15,000 shares of stock vested during the three and nine months ended September 30, 2006.  The fair value of options that vested in the nine months ended September 30, 2006 was not material.  As of September 30, 2007, there was approximately $2.3 million of total unrecognized compensation cost related to stock options.  The cost is expected to be recognized over 4.2 years.

Note 5:  Discontinued Operations

On May 30, 2007, the Company committed to a plan to sell MDG.  The Company’s decision to sell MDG was based on several factors, including MDG’s limited ability to significantly contribute to the long-term strategic goals of the Company.  The subsidiary is expected to continue its normal operations through the date of sale.  The Company does not expect to have any significant continuing involvement or receive cash flows or revenues from MDG after completion of the sale.  On October 9, 2007, the Company completed the sale of MDG for a purchase price of $15.3 million.  See Note 16 for additional information.

MDG meets the definition of a “component of an entity” and therefore has been accounted for as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, the assets and liabilities of MDG have been reported as Assets and Liabilities of subsidiary held for sale in the accompanying Consolidated Balance Sheets and its operating results and cash flows are segregated and reported as discontinued operations in the accompanying Consolidated Statements of Operations and Cash Flows for all periods presented.   MDG was previously included within the Company’s Health Information Division (HID) operating segment.

The following summarizes the operating results of MDG which are reported in discontinued operations in the accompanying Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006

Revenues	$10,360	$9,530	$29,678	$28,409

Pre-tax income (loss)	$426	$(369)	$351	$(243)

The assets and liabilities of MDG are presented separately under the captions “Assets of Subsidiary Held for Sale” and “Liabilities of Subsidiary Held for Sale,” respectively, in the accompanying Consolidated Balance Sheets at September 30, 2007 and December 31, 2006, and consist of the following:

(In thousands)	September 30, 2007	December 31, 2006
Assets of subsidiary held for sale:
Accounts receivable, net	$7,845	$7,159
Other current assets	800	2,495
Property, plant, and equipment, net	1,146	1,137
Intangible assets	2,029	2,236
Other assets	323	310
Total	$12,143	$13,337

Liabilities of subsidiary held for sale:
Accounts payable	$1,643	$2,339
Accrued expenses	4,923	5,381
Other long-term liabilities	521	601
Total	$7,087	$8,321

Note 6:  Impairment of Goodwill and Intangibles

Intangibles

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, including amortizable intangible assets, are to be tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The following events and circumstances triggered an impairment evaluation of the CED’s long-lived assets, including amortizable intangible assets, during the third quarter of 2007:

•	declining revenues and operating profits during the second and third quarters of 2007 compared to 2006 and the expectation that this the decline will continue into the fourth quarter;

•	2007 quarterly and year-to-date revenues and operating income are significantly below budget and the expectation of below budget revenues and operating income continuing for the remainder of 2007;

•	continued contraction of the principle markets served by the CED; and

•	reduced revenues from three of CED’s largest customers who have expanded their vendor base resulting in fewer cases referred to the CED.

The evaluation resulted in a determination that the carrying values of certain intangible assets exceeded their projected undiscounted net cash flows.  With the assistance of an independent valuation firm, the Company calculated the fair values of its intangible assets.  The fair values were determined based on discounted cash flows and indicated that an impairment of the Company’s intangible assets existed.  Accordingly, during the third quarter of 2007, the Company recorded an impairment charge totaling $0.6 million in the CED.  The impairment charge consisted of a write-off of tradenames and customer relationship intangibles. The amounts are recorded in impairment of goodwill and intangibles on the Consolidated Statements of Operations.

The following table presents certain information regarding the Company’s intangible assets as of September 30, 2007 and December 31, 2006.  All identifiable intangible assets are being amortized over their useful lives, as indicated below, with no residual values.

	Weighted
	Average	Gross
	Useful Life	Carrying	Accumulated	Net
(in thousands)	(years)	Amount	Amortization	Balance
At September 30, 2007
Non-Competition agreements	4.7	$8,763	$8,612	$151
Customer relationships	9.5	12,922	10,101	2,821
Contractor network	7.0	5,700	5,700	-
Trademarks and tradenames	7.7	2,053	385	1,668
		$29,438	$24,798	$4,640
At December 31, 2006
Non-Competition agreements	4.6	$8,939	$8,525	$414
Customer relationships	9.6	13,351	9,597	3,754
Contractor network	7.0	5,700	5,700	-
Trademarks and tradenames	10.9	2,862	545	2,317

		$30,852	$24,367	$6,485

The aggregate intangible amortization expense for the nine months ended September 30, 2007 and 2006 was approximately $1.3 million and $2.0 million, respectively. Assuming no additional change in the gross carrying amount of intangible assets, the estimated acquired intangible amortization expense for fiscal year 2007 is $1.8 million and for fiscal years 2008 to 2011 is $1.5 million, $0.8 million, $0.7 million, and $0.6 million, respectively.

Goodwill

The Company considered all of the impairment indicators previously discussed, as well as the impairment recorded on its intangible assets and concluded that it needed to test the CED reporting unit goodwill during the current quarter.  The Company generally performs its annual goodwill impairment analysis during its fourth quarter.  With the assistance of an independent valuation firm, the Company determined the fair values of the CED reporting unit based on market-based methodologies.  The analysis indicated that the carrying amount of the CED reporting unit exceeded its fair value.  Accordingly, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company was required to perform the second step of the impairment test to calculate the implied value of the CED goodwill.  The analysis indicated a goodwill impairment charge of $5.7 million for the CED reporting unit.  Accordingly, the Company recorded this charge during the third quarter of 2007, which is included in impairment of goodwill and intangibles on the consolidated statement of operations.

The changes in the carrying amount of the CED segment goodwill for the period from December 31, 2006 to September 30, 2007 are as follows:

(in thousands)

Balance as of December 31, 2006	$5,702
Goodwill impairment	(5,702)
Balance as of September 30, 2007	$0

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

This acquisition was accounted for using the purchase method of accounting and the purchase price was assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The consolidated financial statements include the results of operations and cash flows since the date of acquisition within discontinued operations and the assets and liabilities are included in Assets and Liabilities of subsidiary held for sale in the accompanying Consolidated Balance Sheets.

There were no acquisition related payments made by the Company during the nine months ended September 30, 2007.  For the nine months ended September 30, 2006, the Company made the following payments related to prior year acquisitions of businesses that now are part of Hooper Evaluations, Inc.:

	2006
Michigan Evaluation Group, Inc.	500	(a)
	100	(b)
	50	(c)
Allegiance Health, Inc.	56	(d)
Medimax, Inc.	250	(e)
Heritage Labs, Inc.	2,827	(f)
Total	$3,783

(a) – Represents additional consideration that was recorded as additional purchase price during the three months ended June 30, 2006 upon the achievement of certain performance criteria.

(b) – Represents the scheduled payment of seller financed debt which was recorded as additional purchase price in 2004 upon acquisition.

(c) – Represents additional consideration that was recorded as additional purchase price in 2005 upon the achievement of certain performance criteria.

(d) – Represents additional purchase price recorded in 2005 to reimburse the seller for certain tax consequences of the acquisition.

(e) – Represents additional consideration that was recorded as additional purchase price in 2004 upon the achievement of certain performance criteria.

(f) – Represents the scheduled payment of seller financed debt which was recorded as additional purchase price in 2003 upon acquisition.

Note 8: Operating Segments

The Company has two reportable operating segments: the Health Information Division (HID) and the Claims Evaluation Division (CED). The HID operating segment includes the Company’s core health information operations: Portamedic, Infolink, Heritage Labs, and Underwriting Solutions. The HID segment provides a full range of paramedical services to the life insurance industry in the U.S. The CED operating segment, which consists of Hooper Evaluations, Inc., provides independent medical examinations (IMEs) and case management services primarily for property and casualty insurers and claims handlers.

The segments’ accounting policies are the same as those described in Note 1 in the Company’s 2006 annual report on Form 10-K, except that interest expense and non-operating income and expenses are not allocated to the individual operating segment when determining segment profit or loss.

Each of the Company’s subsidiaries operates in only one of the Company’s two operating segments. The total assets of each segment are comprised of the assets of the subsidiaries operating in that segment. Corporate related assets and expenses are included in the HID operating segment.

A summary of segment information for the three and nine month periods ended September 30, 2007 and 2006, is presented below:

	Three Months Ended			Three Months Ended
(In thousands)	September 30, 2007			September 30, 2006
	HID	CED	Total	HID	CED	Total
Revenues	$49,434	$6,826	$56,260	$52,880	$7,693	$60,573
Depreciation and amortization	962	160	1,122	1,262	126	1,388
Operating income (loss)	(11,229)	164	(11,065)	(10,379)	514	(9,865)
Capital expenditures	1,029	0	1,029	1,303	92	1,395
Total assets	56,075	5,060	61,135	95,916	6,585	102,501

	Nine Months Ended			Nine Months Ended
(In thousands)	September 30, 2007			September 30, 2006
	HID	CED	Total	HID	CED	Total
Revenues	$157,260	$22,148	$179,408	$169,842	$24,100	$193,942
Depreciation and amortization	3,147	519	3,666	3,682	479	4,161
Operating income (loss)	(15,234)	1,065	(14,169)	(14,596)	1,249	(13,347)
Capital expenditures	2,851	64	2,915	3,989	103	4,092
Total assets	56,075	5,060	61,135	95,916	6,585	102,501

Note 9: Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income which refers to those expenses, gains and losses which are excluded from net loss as reflected in the following table:

(In thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Net loss	$(10,641)	$(42,140)	$(14,183)	$(44,089)
Other comprehensive income (loss):
Foreign currency translation	(212)	479	(187)	1,110
Total comprehensive loss	$(10,853)	$(41,661)	$(14,370)	$(42,979)

Note 10: Restructuring and Other Charges

For the three and nine month periods ended September 30, 2007, the Company recorded restructuring and other charges totaling $1.6 million and $2.9 million, respectively.  The charges consisted primarily of branch office closure costs, employee severance costs and the write off of business application software.  For the three and nine month periods ended September 30, 2007, branch office closure costs totaled $0.6 million and $1.0 million, respectively, and employee severance costs totaled $0.2 million and $1.1 million, respectively.  The write off of the business application software recorded in the third quarter of 2007, totaled $0.8 million.

A rollforward of the 2007 restructuring is outlined in the table below:

(In millions)	2007		Balance at
	Charges	Payments	September 30, 2007
Severance	$1.1	$(0.4)	$0.7
Lease Obligations	1.0	(0.4)	0.6
Total	$2.1	$(0.8)	$1.3

During the year ended December 31, 2006, the Company recorded restructuring and other charges totaling $10.5 million, which consisted primarily of:

•	restructuring charges totaling $2.3 million;

•	a contract cancellation fee related to early termination of a software resale agreement totaling $0.5 million;

•	a fee payable to outside consultants of $5.6 million based on the results of the cost saving opportunities identified in the Company’s 2006 strategic review;

•	a litigation settlement charge of $1.2 million related to a lawsuit filed against the Company (See Note 12); and

•	outside legal and audit fees of $0.9 million associated with the restatement of the Company’s 2004 and 2005 consolidated financial statements.

    The restructuring charges consisted primarily of employee severance of $1.3 million and branch office closure costs of $1.0 million, and were recorded primarily as a result of the reorganization in the core Portamedic business in the HID segment.  A roll forward of the 2006 restructuring charges is outlined in the table below:

(In millions)	Balance at		Balance at
	December 31, 2006	Payments	September 30, 2007
Severance	$0.3	$(0.3)	-
Lease Obligations	0.5	(0.5)	-
Total	$0.8	$(0.8)	-

During the year ended December 31, 2005, the Company recorded restructuring and other charges of $6.6 million, which included employee severance packages totaling $4.6 million, branch office closures costs of $0.6 million and the write off of certain purchased business application software totaling $1.4 million.  A roll-forward of the 2005 restructuring charges is outlined in the table below:

(In millions)	Balance at December 31, 2006	Payments	Balance at September 30, 2007
Severance Obligations – HID	$0.7	$(0.4)	$0.3
Total	$0.7	$(0.4)	$0.3

At September 30, 2007, $1.2 million of restructuring charges and $3.7 million of other charges are recorded in accrued expenses in the accompanying Consolidated Balance Sheet.  Included in the $3.7 million of other charges is approximately $2.5 million of outside consultants’ fees and $1.2 million related to the litigation settlement described in Note 12. Cash payments related to the above described restructuring and other charges are expected to be completed within the next twelve months, except for certain long-term severance payments and certain restructuring charges of $0.4 million, which are recorded in other long-term liabilities.

Note 11: Revolving Credit Facility

On October 10, 2006, the Company entered into a three year Loan and Security Agreement (the “Loan and Security Agreement”) with CitiCapital Commercial Corporation (“CitiCapital”). The Loan and Security Agreement expires on October 10, 2009.

The Loan and Security Agreement provides the Company with a senior secured revolving credit facility, the proceeds of which are to be used for general working capital purposes. In connection with this agreement, the Company paid a non-refundable closing fee of $0.2 million to the lender.  Under the terms of the Loan and Security Agreement, the lenders have agreed to make revolving credit loans to the Company in an aggregate principal at any one time outstanding which, when combined with the aggregate undrawn amount of all unexpired letters of credit, does not exceed:

(i)
90% of “Eligible Receivables” (as that term is defined in the Loan and Security Agreement) of the Company and the Company’s subsidiaries providing guarantees of the indebtedness under the facility;  plus

(ii)	65% of the fair market value of the Company’s corporate headquarters located in Basking Ridge, New Jersey –

provided that in no event can the aggregate amount of the revolving credit loans and letters of credit outstanding at any time exceed $25 million.  The maximum aggregate face amount of letters of credit that may be outstanding at any time may not exceed $1.0 million.  The Company’s available borrowing base at September 30, 2007 was $20.0 million.  During the nine months ended September 30, 2007, the Company borrowed $7.0 million at a weighted average interest rate of 7.89% to fund short-term working capital needs. Paydowns of debt during the nine months ended September 30, 2007 totaled $2.0 million, with the remaining outstanding debt paid in October 2007 with proceeds from the sale of MDG.  See Note 16 for additional information. As of November 9, 2007, the Company had no outstanding borrowings.

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

Borrowings of revolving credit loans are to take the form of either LIBOR rate advances or base rate advances, with the applicable interest rate being the LIBOR rate plus 1.75% or the rate of interest publicly announced from time to time by Citibank, N.A. as its base rate, respectively.  Interest is payable monthly in arrears and totaled $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2007.  The form of the revolving credit loans shall be at the Company’s option, subject to certain conditions set forth in the Loan and Security Agreement.

The Company is also obligated to pay, on a monthly basis in arrears, an unused line fee (commitment fee) equal to 0.375% per annum on the difference between the maximum amount of the revolving credit facility and the average daily aggregate outstanding amount of revolving credit loans and unexpired letters of credit during the preceding month.  The Company incurred commitment fees of $0.07 million and $0.04 million for the nine month periods ended September 30, 2007 and 2006, respectively.

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

On January 25, 2005 Sylvia Gayed, one of the Company’s examiners in California, filed a class-action lawsuit against the Company in the Superior Court of California, Los Angeles County, alleging violations of California’s wage and hour laws.  The complaint alleged that the Company failed to pay overtime wages, provide meal and rest periods and reimbursement for expenses incurred by examiners in performing examinations.  We currently employ approximately 400 examiners in California and have employed in excess of 1,400 examiners in California over the past 60 months.  Following a mediation on December 6, 2006, the parties reached a settlement, under which the Company will pay the sum of $1.2 million to the class members in full settlement of this lawsuit.  The court granted final approval of the settlement on July 16, 2007.  Payment of $0.7 million was made on October 3, 2007 and the balance of the settlement is expected to be paid in December 2007.

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

In the third quarter of 2007, the Company became aware that it did not file with the SEC a registration statement on Form S-8 to register the shares of its common stock issuable under either the Hooper Holmes, Inc. 2002 Stock Option Plan (the Ò2002 Stock Option PlanÓ) or the Hooper Holmes, Inc. Stock Purchase Plan (2004) (the Ò2004 Employee Stock Purchase PlanÓ) at the time such plans were approved by the Company’s shareholders in May 2002 and May 2003, respectively.  To address this oversight, the Company will file with the SEC a registration statement on Form S-8 (the ÒRegistration StatementÓ) covering shares that remain issuable under these plans on or about November 12, 2007.

The terms of the 2002 Stock Option Plan provide that a total of 3,000,000 shares of common stock may be issued in connection with grants under the plan.  To date, options exercisable for an aggregate of 2,197,900 shares have been granted under the plan and are currently outstanding.  The options granted under the 2002 Stock Option Plan were granted to employees of the Company, primarily members of the Company’s senior management.  In addition, an aggregate of 48,200 shares have been issued to senior management of the Company’s Medical Direct Group subsidiary upon exercise of options granted under the plan.  The option exercises occurred in May 2007 (45,000 shares purchased at an exercise price of $3.46 per share) and between June 2003 and January 2004 (3,200 shares purchased at an exercise price of $6.18 per share).  The Company believes that the acquisition of the shares upon exercise of these options was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

The terms of the 2004 Employee Stock Purchase Plan provide that a total of 2,000,000 shares of common stock may be issued under the plan.  To date, participants in the plan have purchased an aggregate of 81,508 shares under the plan at a per share purchase price of $2.70.  The aggregate purchase price of these shares was approximately $220,000.  Such shares were issued in March 2007.

The issuances of shares upon exercise of purchase rights granted under the 2004 Employee Stock Purchase Plan, which occurred prior to the filing of the Registration Statement, may not have been exempt from registration under the Securities Act and applicable state securities laws and regulations.  As a result, the Company may have potential liability to those employees (and, in some cases, now former employees) to whom the Company issued its shares upon the exercise of purchase rights granted under the plans.  The Company may also have potential liability with respect to shares issued under the 2002 Stock Option Plan if the acquisition of shares under the plan is not exempt from registration under Section 4(2) of the Securities Act.  However, based on the number of shares at issue and taking into consideration the current price of the Company’s common stock, as reported on the American Stock Exchange, the Company believes that its current potential liability for rescission claims is not material to its consolidated financial condition, results of operations or cash flows.

The Company is a party to a number of legal actions arising in the ordinary course of its business. In the opinion of management, the Company has substantial legal defenses and/or insurance coverage with respect to all of its pending legal actions. Accordingly, none of these actions is expected to have a material adverse effect on the Company’s liquidity, or its consolidated financial position.  It is possible, however, that the ultimate resolution of these actions could result in a material adverse effect on the Company’s results of operations and/or cash flows from operations for a particular reporting period.

Note 13: Income Taxes

For the three month period ended September 30, 2007, the Company recorded a state tax benefit of $0.2 million compared to tax expense of $31.9 million for the three month period ended September 30, 2006, and a state tax benefit of $0.1 million for the nine month period ended September 30, 2007 compared to tax expense of $30.3 million for the nine month period ended September 30, 2006.

The Company has significant deferred tax assets attributable to tax deductible intangibles, capital loss carryforwards, and federal and state net operating loss carryforwards.  The decline in revenue and margin, the cumulative tax and operating losses, the lack of taxes in the carryback period, and the uncertainty surrounding the extent or timing of future taxable income led the Company to conclude that it was no longer more likely than not to realize the tax benefits of the deferred tax assets.  Accordingly, in the third quarter of 2006, the Company recorded a full valuation allowance on  all of its net U.S. deferred tax assets totaling $31.9 million.

The tax benefit recorded in the three and nine month periods ended September 30, 2007 reflects a tax benefit, offset by certain minimum state tax liabilities that the Company will incur.  No federal tax benefit was recorded relating to the current year losses, as the Company continues to believe that a full valuation allowance is required on its net U.S. deferred tax assets.

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

As of January 1, 2007, no amounts were recorded for unrecognized tax benefits or for the payment of interest or penalties.  Furthermore, no amounts were accrued during the three and nine month periods ended September 30, 2007.  Our policy is to recognize interest and penalties related to unrecognized tax benefits in interest expense and income tax expense, respectively, in the Consolidated Statement of Operations.

The Internal Revenue Service (the “IRS”) has completed and closed its audits of our tax returns through 2002. The IRS is currently in the process of auditing tax returns for tax years 2003, 2004 and 2005.

For Medicals Direct Group, our U.K. subsidiary, the years 2005 and forward are still open to examination by the U.K. tax authorities. (See Note 16 for additional information)

State income tax returns for the year 2002 and forward are subject to examination.

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

Note 15 — Related Party Transactions (in dollars)

For the nine months ended September 30, 2007 and 2006, the Company paid approximately $20,000 and $40,000, respectively, to Paul Kolacki, a member of the Company’s Board of Directors since August 2005, for consulting services related to the Company’s Health Information Division.  The Company terminated this arrangement effective March 31, 2007 and Mr. Kolacki has not provided any further consulting services subsequent to that date.  Mr. Kolacki resigned as a member of the Company’s Board of Directors effective September 30, 2007.

Kenneth Rossano, a member of the Company’s Board of Directors since 1967, provides consulting services to Korn Ferry International in Boston, MA.  Mr. Rossano’s compensation from Korn Ferry is not directly or indirectly tied to any fees paid by the Company to Korn Ferry.  For the nine months ended September 30, 2007 and 2006, respectively, the Company paid Korn Ferry International approximately $10,000 and $400,000 for professional services.

Note 16 — Subsequent Event

On October 9, 2007, the Company completed the sale of Medicals Direct Group, the Company’s subsidiary in the United Kingdom for $15.3 million.  A cash payment of $12.8 million net of closing adjustments of $1.2 million was received by the Company.  Additional payments to be received are $0.5 million within nine months of the closing and $0.8 million within 24 months of the closing.  The Company expects to recognize a net gain on the sale of approximately $10.0 million in connection with the transaction, subject to completion of the final balance sheet for Medicals Direct Group.

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

The forward-looking statements included in this quarterly report are made as of the date of this report. Other than as required by law, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect events or circumstances that subsequently occur or of which we hereafter become aware. Unless otherwise indicated, all references to the third quarter reflect our fiscal quarter that ends September 30.

Overview

Hooper Holmes, Inc. and its subsidiaries currently engage in businesses that are managed as two separate divisions: the Health Information Division and the Claims Evaluation Division.

Business Description

Our Health Information Division (HID) provides health-risk assessment services primarily for the life insurance industry.  These services include:

•
arranging paramedical and medical examinations of individual life insurance policy applicants throughout the United States (under the Portamedic brand name) and conducting paramedical examinations (i.e. health screenings) for wellness, disease management and managed care companies;

•	performing telephone interviews of applicants and collecting applicants’ medical records;

•
testing the blood, urine and other specimens obtained in connection with a portion of the paramedical examinations we coordinate for life insurance and wellness companies, as well as specimens provided by third-party health information service providers; and

•	underwriting life insurance policies on an outsourced basis for life insurance and reinsurance companies.

Our Health Information Division accounted for 87.9% and 87.3% of our total revenues for the three month periods ended September 30, 2007 and 2006, respectively.  Our core Portamedic paramedical examination business accounted for 70.8% of our HID revenue and 62.2% of our total revenue for the three months ended September 30, 2007, and 69.8% of our HID revenue and 61.0% of our total revenues for the three month period ended September 30, 2006.  For the nine month periods ended September 30, 2007 and 2006, HID accounted for 87.7% and 87.6% of our total revenues, respectively.  Our Portamedic paramedical examination business accounted for 71.1% of our HID revenue and 62.3% of our total revenue for the nine month period ended September 30, 2007 and 70.7% of our HID revenue and 62.0% of our total revenue for the nine month period ended September 30, 2006.

On May 30, 2007, we committed to a plan to sell our U.K. subsidiary, Medicals Direct Group (MDG). The decision to sell MDG was based on several factors, including MDG’s limited ability to significantly contribute to our long-term strategic goals.  The subsidiary continued its normal operations through the date of sale.  We do not expect to have any significant continuing involvement or receive cash flows or revenues from MDG after completion of this sale,  which occurred on October 9, 2007.  As MDG has been classified as Assets and Liabilities of subsidiary held for sale and a discontinued operation, the discussion and analysis of results of operations noted below excludes MDG for all periods presented.

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

Our Claims Evaluation Division operates under the name of Hooper Evaluations, Inc. following the merger into Hooper Evaluations, Inc. of the four companies (i.e., D&D Associates, Medimax, Allegiance Health and Michigan Evaluation Group) we acquired between November 2002 and May 2004. The merger was effected in February 2006.

Our Claims Evaluation Division accounted for 12.1% and 12.3% of our total revenues for the three and nine month periods ended September 30, 2007, compared to 12.7% and 12.4% for the three and nine month periods ended September 30, 2006.

Financial Results and Business Summary for the Third Quarter and Nine Months Ended September 30, 2007

For the three months ended September 30, 2007, consolidated revenues totaled $56.3 million, a 7.1% decline from the corresponding prior year period.  The Company’s gross profit totaled $13.2 million, or 23.5% for the third quarter of 2007, which represents an improvement over our prior year gross profit of 22.0% in the third quarter of 2006.  For the third quarter of 2007, we incurred a loss from continuing operations of $11.0 million, or $(0.16) per share, compared to a loss of $41.9 million, or $(0.63) per share in the third quarter of 2006.  Our loss from continuing operations for the third quarter of 2007 included a goodwill and intangible asset impairment charge totaling $6.3 million and $1.6 million of restructuring and other charges, consisting primarily of   a $0.8 million write-off of business application software and $0.8 million of branch office closure and severance costs.  The loss for the third quarter of 2006 included $6.6 million of restructuring and other charges and a non-cash charge of $31.9 million related to an increase in the valuation allowance for U.S. deferred tax assets.

Key actions and highlights for the three and nine months ended September 30, 2007 are summarized below:

•
Revenues in our Portamedic business totaled $35.0 million in the third quarter of 2007, a decline of approximately 5% from the corresponding prior year period.  This represents a slight improvement from the 7% year over year revenue declines experienced by Portamedic in the first half of 2007.  This reduction in our revenue decline is primarily attributable to an improvement in our average revenue per exam in the third quarter of 2007, which increased 7% compared to the prior year, along with increased revenue from wellness customers.  Our increase in average revenue per exam was offset by a 13% decline in the number of exams completed during the third quarter in comparison to the prior year.  Our decline in exam units is primarily attributable to two trends in the life insurance industry:

—	the rate of decline in the number of applications for life insurance policies in the United States, as reported by the MIB Life Index
—
the growth of “simplified issue” life insurance policies offered by our customers, which do not require a medical exam as part of the underwriting process.  In 2007, more than 50% of our top 20 customers experienced growth in their simplified issue products.  The reduction in the number of exams resulting from simplified issue policies is not factored into in the MIB Life Index decline noted above

We are addressing these trends in several ways, including:
—	focusing on new sources of revenue, including the growth of our Health and Wellness business
—
creating new premium services for our customers to meet their future market needs, including our new service called Portamedic Platinum.  This service provides a significantly faster delivery of our services and allows our customers to make faster underwriting decisions.  In addition, we recently introduced our Mature Assessment service offering which provides our life insurance customers with a proven, standard method of obtaining additional health information to improve the underwriting of policies for older applicants

—	reversing past market share declines through investments in local presence, sales and service

•
Our Health and Wellness business continues to grow, with revenues of approximately $1.2 million in the third quarter of 2007 and $2.5 million for the nine months ended September 30, 2007.  We have expanded our customer base and currently provide our services to seven disease management companies, such as Healthways, Inc.  To date, we have completed over 50,000 health screenings in our Wellness business and expect significant expansion with our current wellness and disease management customers, along with new revenue sources with other healthcare providers.  The wellness health screening market represents a $500 million opportunity, based on Boston Consulting Group estimates, and we believe we are well-positioned to capture a significant portion of the wellness health screening market by leveraging our existing core capabilities, including our ability to conduct a health screening anywhere in the United States and process the related blood tests at our subsidiary, Heritage Labs.

•
Heritage Labs grew approximately 12% in the third quarter of 2007 compared to the same period of the prior year, primarily a result of more than $1.3 million in new sales in the third quarter, along with increased lab testing from wellness customers.

•
Underwriting Solutions revenues experienced a significant decline during the third quarter of 2007 in comparison to the prior year.  This decline is primarily attributable to the previously disclosed reduction in revenue from one major customer, resulting from the customer’s decision to mitigate risk and move to a multi-vendor strategy (from the previous Underwriting Solutions exclusive vendor arrangement).  However, as a result of new leadership and an aggressive sales effort, we have been able to replace a large amount of this lost revenue.  In fact, revenue unrelated to the major customer noted previously has grown over 300% in the past 18 months and accounted for over 60% of total Underwriting Solutions revenue in the third quarter of 2007.

•
Our Claims Evaluation Division added nine new customer approvals during the third quarter of 2007 which could potentially result in approximately $1.4 million of new annualized revenue.  We are optimistic that these additional revenue opportunities will partially offset the decline of our core market share.

Although the actions and accomplishments noted above are encouraging, they must be tempered with an appreciation of the very competitive nature of our markets, along with an extended sales cycle which characterizes all of our businesses.

On October 9, 2007, we completed the sale of MDG for $15.3 million.  We received a cash payment of $12.8 million net of closing adjustments of $1.2 million.  Additional payments to be received are $0.5 million within nine months of the closing and $0.8 million within 24 months of the closing.  We expect to recognize a net gain on the sale of approximately $10.0 million in connection with the transaction, subject to completion of the final balance sheet for MDG.

In the third quarter of 2007, we identified the following events and circumstances that triggered an impairment evaluation of our CED long-lived assets, including amortizable intangible assets and goodwill:

•	declining revenues and operating profits during the second and third quarters of 2007 compared to 2006 and the expectation that this the decline will continue into the fourth quarter;

•	2007 quarterly and year-to-date revenues and operating income are significantly below budget and the expectation of below budget revenues and operating income continuing for the remainder of 2007;

•	continued contraction of the principle markets served by the CED; and

•	reduced revenues from three of CED’s largest customers who have expanded their vendor base resulting in fewer cases referred to the CED.

The evaluation resulted in a determination that the carrying values of certain intangible assets exceeded their projected undiscounted net cash flows.  With the assistance of an independent valuation firm, we calculated the fair values of our intangible assets.  The fair values were determined based on discounted cash flows and indicated that an impairment of  our intangible assets existed.  Accordingly, during the third quarter of 2007, we recorded an impairment charge totaling $0.6 million in the CED.  The impairment charge consisted of a write-off of tradenames and customer relationship intangibles.

We considered all of the impairment indicators previously discussed, as well as the impairment recorded on our intangible assets and concluded that we needed to test the CED reporting unit goodwill during the current quarter.  We generally perform our annual goodwill impairment analysis during the fourth quarter.  With the assistance of an independent valuation firm, we determined the fair values of the CED reporting unit based on market-based methodologies.  The analysis indicated that the carrying amount of the CED reporting unit exceeded its fair value.  Accordingly, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we were required to perform the second step of the impairment test to calculate the implied value of the CED goodwill.  The analysis indicated a goodwill impairment charge of $5.7 million for the CED reporting unit.  Accordingly, we recorded this charge during the third quarter of 2007, which is included in impairment of goodwill and intangibles on the consolidated statement of operations.

Status of Our Strategic Review and Turnaround Program

In the first quarter of 2006, our management team initiated an extensive review of all aspects of our business.  As a result of our review, management formulated a turnaround program.  Management has been pursuing this program in three phases:

Phase 1 -  Expense Management
Phase 2 -  Revenue Enhancement
Phase 3 -  Growth Investment

Expense Management

In May 2006, we began a strategic review process which divided the Company into teams, each with specific accountability and responsibility, with support from external consultants, EHS Partners.  Although the strategic review’s primary focus was expense management, there were also incremental revenue opportunities identified during this first phase of our turnaround program.

Our strategic review was completed in September 2006, at which time detailed plans were formulated to implement expense management initiatives identified during the review, along with the related incremental revenue opportunities.  The implementation period began in the fourth quarter of 2006 and is expected to continue through 2008. Our plans, when fully implemented, are expected to result in significant cost reductions along with additional operating income from new revenue initiatives.

Revenue Enhancement

The focus of Phase 2 of our turnaround program, which began in the first quarter of 2007, is to reverse the decline in revenues and profitability we are experiencing in each of our two divisions and pursue opportunities for revenue enhancement.  These initiatives, including the incremental revenue opportunities already implemented, consist of:

•	seeking opportunities to grow and expand our current services by delivering new and increased value to our customers

•	increasing our number of local sales and marketing people calling upon local insurance agents in our Portamedic business

•
introducing new products and services, such as Portamedic Platinum and Mature Assessment, which address the critical business needs of new and existing customers and, as a result, provide additional revenue opportunities; and

•	obtaining price increases from customers in response to improved service levels that we provide.

We believe that the revenue enhancement initiatives described above should help to stabilize our revenues, which have declined over the past several years.

Growth Investment

The final phase of our turnaround program is growth investment. Beginning in the second half of 2007, we began to pursue a phase of organic growth, which included our development of a growth strategy which focuses on our core capabilities.  We believe that the wellness and disease management markets present a major opportunity to leverage our core capabilities, primarily our ability to deliver paramedical examinations at any location in the U.S., along with the related lab testing and fulfillment services.  As health care premiums continue to rise (approximately 11% annually in the last 5 years), wellness and disease management programs have developed into a large market which continues to grow at approximately 20% per annum.  Most major corporations are turning to the wellness market for services and methodologies to control and reduce health-care costs (i.e., identify and mitigate employee health risks, before the risks result in an expensive medical claim).  Although our revenues from current wellness and disease management customers are not significant, we continue to add new customers.  We believe that our core capabilities represent a significant asset to current and potential wellness customers, including the ability to schedule medical and paramedical examinations for large groups of employees, manufacture the necessary collection kits, conduct group examinations at any location and analyze and transmit the related medical data.

In addition, we will consider other growth opportunities beyond wellness and disease management consistent with our core capabilities.  All organic opportunities identified during this phase will be screened for growth potential, profitability and risk.  Conversely, we continually evaluate each of our current business units based on their growth potential, expected return on equity and strategic importance, in order to ensure we are investing only in those businesses which we believe offer the greatest potential sustainable return to our shareholders.

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

Based on data available from the Medical Information Bureau Group, Inc. (MIB), a clearinghouse of policy application information based in Westwood, Massachusetts that is owned by participants in the insurance industry, it appears that life insurance application activity in North America has declined during each of the last four years.  The MIB Life Index is a widely accepted measure of application activity across the United States and Canada.  The index is based on the number of searches member company underwriters perform on the MIB database.  Since the vast majority of individually underwritten life insurance policies in North America include a MIB search as a routine underwriting requirement, the MIB Life Index provides what our management believes is a reasonable measure for new application activity.  The MIB data suggests a decline in application activity of approximately 3.4% for the first nine months of 2007 compared to the first nine months of 2006.  Our volume of paramedical examinations performed for the first nine months of 2007 declined at a rate of 11% compared to the first nine months of 2006.

The MIB data is consistent with a fundamental change that has been occurring within the life insurance industry over a number of years, that is the reported shift in consumers’ preferences away from individual life insurance and toward other wealth accumulation and investment products, such as annuities and mutual funds.

In addition, we believe the decline in our volume of paramedical examinations performed has been attributable to the growth of “simplified issue” life insurance policies offered by our customers, which do not require a medical exam as part of the underwriting process.  In 2007, more than 50% of our top 20 customers experienced growth in their simplified issue products.  The reduction in number of exams resulting from simplified issue policies is not included in the MIB Life Index decline noted above.

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

Our core Portamedic business must negotiate with the headquarters offices of life insurance carriers to get on their lists of approved outside risk assessment service providers.  In the past, those negotiations have increasingly focused on pricing levels as carriers have focused on lowering their costs.  However, as we improve our levels of service, speed and quality, we believe we can offer improved value to certain customers, which has mitigated past pricing declines.  For the third quarter of 2007, our average revenue per paramedical exam has increased 7.1% compared to the prior year period.

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

Key Financial and Other Metrics Monitored by Management

In our periodic reports filed with the SEC, we provide certain financial information and metrics about our businesses and each of our two segments, information that our management uses in evaluating our performance and financial condition.   Our objective in providing this information is to help our shareholders and investors generally understand our overall performance and assess the profitability of our businesses and our prospects for future net cash flows.

Our management primarily focuses on tracking our actual results relative to our forecasts and budgets, and measuring the degree of success of efforts to align our costs with lower revenue levels.

With respect to our Health Information Division, our management monitors the following metrics:

•	the number of paramedical examinations performed by Portamedic;

•	the average revenue per paramedical examination;

•	time service performance, from examination order to completion;

•	the MIB Life Index data which represents an indicator of the level of life insurance application activity;

•	the growth of our customers’ simplified issue products:

•	the number of tele-interviewing/underwriting reports we generate;

•	the number of specimens tested by our Heritage Labs subsidiary;

•	the average revenue per specimen tested;

•	budget to actual performance at the branch level as well as in the aggregate; and

•	customer and product line profitability.

With respect to our Claims Evaluation Division, our management monitors the following metrics:

•	the number of incoming cases by client and by insurance adjuster;

•	time of service, which measures the time to complete a claim, from receipt to issuing a report; and

•	budget to actual financial performance, including customer and product line profitability.

Certain of the above-cited metrics are discussed in the comparative discussion and analysis of our results of operations that follows.

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three and nine months ended September 30, 2007 and 2006, respectively

The table below sets forth the Company’s revenues by division and in the case of the HID, by component of business for the periods indicated.

Revenues by Component Businesses and Reporting Segments

(in thousands)	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change

HID
Portamedic	$35,011	$36,925	-5.2%	$111,827	$120,161	-6.9%
Infolink	6,561	7,646	-14.2%	21,060	24,481	-14.0%
Heritage Labs	4,767	4,270	11.6%	14,172	13,543	4.6%
Underwriting Solutions	3,095	4,039	-23.4%	10,201	11,657	-12.5%
Total HID	49,434	52,880	-6.5%	157,260	169,842	-7.4%
CED	6,826	7,693	-11.3%	22,148	24,100	-8.1%
Total	$56,260	$60,573	-7.1%	$179,408	$193,942	-7.5%

Revenues

Consolidated revenues for the three month period ended September 30, 2007 were $56.3 million, a decline of $4.3 million or 7.1% from the corresponding period of the prior year. For the nine month period ended September 30, 2007, our consolidated revenues were $179.4 million compared to $193.9 million in the corresponding period of the prior year, a decrease of $14.5 million or 7.5%.  As explained in greater detail below, the revenues of each of our two divisions were lower in the three and nine month periods ended September 30, 2007 than in the three and nine month periods ended September 30, 2006.

Health Information Division

Our Health Information Division’s (HID) revenues of $49.4 million in the third quarter of 2007 were $3.4 million lower or 6.5% than in the third quarter of 2006. For the nine month period ended September 30, 2007, our HID revenues were $157.3 million compared to $169.8 million in the same period of the prior year, a decrease of $12.6 million or 7.4%.

Portamedic

Revenues in our Portamedic business totaled $35.0 million in the third quarter of 2007, a decrease of $1.9 million or 5.2% compared to the same period of the prior year.  For the nine month period ended September 30, 2007, revenues decreased to $111.8 million compared to $120.2 million for the same period of the prior year, or 6.9%

In absolute dollars, our Portamedic business has been the largest contributor to the decline in HID revenues.  The decline in Portamedic revenues for the three and nine month periods ended September 30, 2007 reflected a combination of:
•
fewer paramedical examinations performed in the third quarter (466,000 in 2007 vs.  535,000 in 2006) and in the nine month period ended September 30,  (1,530,000 in 2007 vs. 1,723,000 in 2006); and was partially offset by

•	higher average revenue per paramedical examination in the third quarter ($77.84 in 2007 vs. $72.65 in 2006) and in the nine month period ended September 30, ($76.32 in 2007 vs. $72.65 in 2006).

We attribute a portion of the reduction in the number of paramedical examinations performed in the three and nine month periods ended September 30, 2007 to a decline in individual life insurance application activity in the United States and therefore the need for fewer paramedical examinations, along with an increase in the number of “simplified issue” life policies offered by our customers (which do not require a paramedical examination).  In addition, we believe that we lost market share to our competitors for these services in the first half of 2007, but have successfully stabilized our market share in the third quarter of 2007.  We have implemented several initiatives which we believe contributed to this stabilization, including the hiring of additional salespersons in the first quarter of 2007, implementing sales incentive plans for all our sales personnel beginning in January 2007, and delivering new products and improved client services.  The higher average revenue per examination is primarily attributable to price increases we instituted for certain customers during 2007.

Infolink

Our Infolink business, tele-underwriting/interviewing and attending physician statement (“APS”) retrieval, the latter representing the larger of the two Infolink revenue components, decreased 14.2% to $6.6 million in the third quarter of 2007 versus $7.6 million in the same period of the prior year.  For the nine month period ended September 30, 2007, Infolink revenues decreased to $21.1 million from $24.5 million in the same period of the prior year, or 14.0%.  The decrease in revenues reflects a decrease in the number of APS units and the number of tele-interviewing units attributable to the reduced number of orders processed as a result of our consolidation of branch office APS’s into our centralized facility in Kansas City, KS, and the impact of the increase in “simplified issue” life policies offered by our customers, which do not result in an APS order.

Tele-interviewing units declined during the three and nine month periods ended September 30, 2007 compared to the same periods of the prior year, due to a significant volume reduction from one major customer.  However, the average revenue per unit increased approximately 10.4% and 15.0% for the three and nine month periods ended September 30, 2007 compared to the same periods in the prior year, primarily due to a price increase instituted for certain customers.

In order to stem the decline in both APS’s and tele-interviewing revenues, we  expect to augment Infolink sales resources in the fourth quarter of 2007 and we are developing an enhanced marketing campaign to attract new sources of revenues.  Additionally, we recently completed and put into operation, our new APS processing system which is expected to reduce time service, improve operating efficiencies and therefore attract new customers.

Heritage Labs

Heritage Labs revenues in the third quarter of 2007 were $4.8 million, an increase of $0.5 million or 11.6% compared to the same period of the prior year.  For the nine month period ended September 30, 2007, revenues increased to $14.2 million compared to $13.5 million for the same period of the prior year, or 4.6%.  Heritage Labs tested fewer specimens (180,000 vs. 187,000) in the third quarter of 2007 compared to the corresponding period of the prior year, and in the first nine months of 2007 and 2006 (566,000 vs. 620,000), respectively.  However, Heritage’s average revenue per specimen tested was higher in the third quarter and first nine months of 2007 ($16.61 vs. $15.71 and $16.19 vs. $14.84), respectively.  The increase in revenues is partially attributable to greater utilization of higher priced tests by customers, along with an increase in lab testing and specimen kits related to conducting paramedical examinations for wellness and disease management companies.

In July, 2007, Heritage Labs was notified by a significant customer that it would transfer lab testing services currently performed at Heritage to a different company’s lab facility.  The customer expressed no dissatisfaction with Heritage in terms of quality or service, but believed that a competitor lab could better address the customer’s new research and analytical needs.  As a result of this loss of revenue, Heritage’s annual revenues are expected to decline approximately $4.0 million beginning in  late 2007.

Underwriting Solutions

Underwriting Solutions’ revenues in the third quarter of 2007 were $3.1 million, a decrease of $0.9 million or 23.4% compared to the same period of the prior year. For the nine months ended September 30, 2007, revenues decreased $1.5 million or 12.5% to $10.2 million from the corresponding period of the prior year.

As previously disclosed, Underwriting Solutions was notified by a major client in late 2006 that in order to mitigate the client’s risk in utilizing Underwriting Solutions as its sole outsourced underwriter, the client will expand its underwriter supplier network beginning in 2007.  As a result of the reduction in revenue from this client, Underwriting Solutions’ annual revenues are expected to decline by approximately $7.0 million in 2007.  This client is the primary reason for the revenue decline in the three and nine month periods ended September 30, 2007 and was partially offset by the addition of new customers.  As a result of hiring new sales people to aggressively pursue revenue opportunities, we have been able to replace a large amount of this lost revenue.  We will continue with these sales efforts and hope to further replace more of this lost revenue.

Claims Evaluation Division

Our Claims Evaluation Division’s revenues for the third quarter of 2007 were $6.8 million, down $0.9 million (or 11.3%) compared to the third quarter of 2006.  For the nine month period ended September 30, 2007, revenues were $22.1 million compared to $24.1 million for the same period of the prior year, a decrease of $2.0 million or 8.1%.  The decline is primarily attributable to the following:

•
In early 2007, CED was notified by a significant customer that in order to mitigate risk, one of the customer’s major branch offices will migrate to a multi-vendor supply chain.  CED’s loss of the customer’s exclusive business negatively impacted revenues in the first nine months of 2007 and is estimated to potentially reduce 2007 CED annual revenues by $1.2 million (approximately 4% of the CED’s 2006 annual revenues);

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

Cost of Operations

Our total cost of operations amounted to $43.0 million in the second quarter of 2007, compared to $47.2 million in the third quarter of 2006. For the nine months ended September 30, 2007, total cost of operations was $135.8 million compared to $148.8 million for the nine month period ended September 30, 2006.  The following table shows the cost of operations as a percentage of revenues (and, in the case of the HID, further broken down by certain of its component businesses) for the three month periods ended September 30, 2007 and 2006, respectively and for the nine month periods ended September 30, 2007 and 2006, respectively.

	Three months ended September 30,				Nine months ended September 30,
(in thousands)	2007	As % of Revenues	2006	As % of Revenues	2007	As % of Revenues	2006	As % of Revenues

HID
Portamedic/Infolink	$32,948	79.3%	$36,294	81.4%	$103,939	78.2%	$115,656	80.0%
Heritage Labs	2,553	53.6%	2,595	60.8%	7,732	54.6%	7,881	58.2%
Underwriting Solutions	2,540	82.1%	2,794	69.2%	7,949	77.9%	8,014	68.8%
Total HID	38,041	77.0%	41,683	78.8%	119,620	76.1%	131,551	77.5%
CED	5,008	73.4%	5,538	72.0%	16,138	72.9%	17,275	71.7%
Total	$43,049	76.5%	$47,221	78.0%	$135,758	75.7%	$148,826	76.7%

Health Information Division

Cost of operations for the Health Information Division was $38.0 million in third quarter of 2007, compared to $41.7 million in the third quarter of 2006. As a percentage of revenues, cost of operations decreased to 77.0% in the third quarter of 2007, compared to 78.8% in the third quarter of 2006. The HID’s cost of operations for the nine month period ended September 30, 2007 was $119.6 million compared to $131.6 million for the same period in the prior year. As a percentage of revenues, cost of operations decreased to 76.1% compared to 77.5% for the same period in the prior year. The decrease in cost of operations in absolute dollars and as a percentage of the HID’s revenues for the three and nine month periods ended September 30, 2007 compared to the corresponding periods of the prior year is primarily attributable to:

•	reduced branch operating expenses and fewer branch offices resulting from our continued restructuring of the Portamedic organization;

•	the higher average revenue per Portamedic examination.

As noted previously in the “Overview” section of management’s discussion and analysis, we completed a strategic review in 2006 which resulted in detailed plans to implement expense management initiatives identified during the review.  Many of these initiatives are targeted to reduce our cost of operations, such as our efforts to better align operating costs with branch office volumes while eliminating geographic overlap among our branch offices.

Claims Evaluation Division

Cost of operations for the CED totaled $5.0 million in the third quarter of 2007, compared to $5.5 million in the third quarter of 2006.  As a percentage of revenues, cost of operations represented 73.4% and 72.0% in the third quarters of 2007 and 2006, respectively. For the nine month period ended September 30, 2007, the CED’s cost of operations was $16.1 million compared to $17.3 million for the same period of the prior year.  As a percentage of revenues, cost of operations represented 72.9% and 71.7% for the first nine months of 2007 and 2006, respectively.

The decrease in cost of operations in absolute dollars for the three and nine month periods ended September 30, 2007 compared to the corresponding periods of the prior year is a result of a reduction in direct costs associated with reduced revenue levels.  As a percentage of revenues, the increase for the three and nine month periods ended September 30, 2007 compared to the corresponding periods of the prior year is due to an increase in physician costs in the northeastern states as more business is being generated from the no-fault auto market in northeast states versus the New York State markets.

Selling, General and Administrative Expenses

(in thousands)	For the three months ended September 30,		Increase (Decrease)	For the nine months ended September 30,		Increase (Decrease)
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
HID	$14,699	$15,025	$(326)	$43,706	$44,531	$(825)
CED	1,655	1,641	14	4,946	5,648	(702)
Total	$16,354	$16,666	$(312)	$48,652	$50,179	$(1,527)

As reflected in the table above, consolidated selling, general and administrative (SG&A) expenses for the third quarter of 2007 were $0.3 million lower than the third quarter of 2006, and for the nine month period ended September 30, 2007, were $1.5 million lower than the corresponding period in 2006.

As previously described, we completed a strategic review in September 2006 which includes detailed implementation plans to reduce SG&A expenses.  The implementation period covers eight quarters, starting in the fourth quarter of 2006, and has reduced, and is expected to further reduce, SG&A expenses for both our HID and CED divisions.

Health Information Division

The HID’s SG&A as a percentage of its segment revenues totaled 29.7% and 28.4% for the three months ended September 30, 2007 and 2006, respectively, and 27.8% and 26.2% for the nine months ended September 30, 2007 and 2006, respectively.  The SG&A for the HID segment includes segment SG&A plus SG&A for all corporate overhead departments.  SG&A expenses for the HID segment decreased $0.3 million to $14.7 million for the three months ended September 30, 2007 compared to $15.0 million in the same period last year.  For the nine month period ended September 30, 2007, SG&A expenses decreased to $43.7 million compared to $44.5 million in the same period of the prior year.  The decrease in SG&A for the three and nine month periods ended September 30, 2007 compared to the same periods of the prior year was primarily due to:

•	decreased legal fees and general insurance resulting from less use of outside counsel and favorable insurance renewal rates, totaling $0.2 million and $0.5 million, respectively;

•	decreased amortization expense due to the impairment of certain intangible assets recorded in the fourth quarter of 2006, totaling $0.2 million and $0.7 million, respectively;

•	decreased recruiting fees, benefits consulting fees and shareholder services fees totaling $0.2 million and $0.5 million, respectively;

•	decreased Portamedic and Regional administration personnel and consulting fees and expenses associated with a software resale agreement totaling $0.6 million and $0.9 million, partially offset by,

•	increased IT depreciation costs and consulting costs resulting from our new branch operating systems, and branch data transmission expense totaling $0.3 million and $0.7 million:

•
increased marketing and promotional materials and business development expenses associated with the Company’s corporate marketing and product branding initiatives, totaling $0.1 million and $0.8 million, respectively, and

•	increased cost at Heritage Labs associated with the hiring of additional administration personnel, sales personnel and increased leased lab equipment costs totaling $0.2 million and $0.6 million.

Claims Evaluation Division

The CED’s SG&A expenses in the third quarter of 2007 were relatively flat compared to the same period of the prior year.  For the nine month period ended September 30, 2007, the CED’s SG&A expenses were approximately $0.7 million or 12.4% lower than in the same period of the prior year.  The savings resulted primarily from the consolidation of the CED companies into Hooper Evaluations and the resultant headcount reductions.

Impairment of  Goodwill and Intangibles

In the third quarter of 2007, we identified certain events and circumstances that triggered an impairment evaluation of our intangible assets and goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) and SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142), respectively.

Intangible Assets

Under SFAS No. 144, long-lived assets, including amortizable intangible assets, are to be tested for impairment when impairment indicators are present.  As discussed in the Overview, there were several events and circumstances that constituted impairment indicators in the third quarter of 2007.

Accordingly, we initiated an impairment analysis of our intangible assets and determined that the carrying values of some of the intangible assets exceeded their projected undiscounted net cash flows.  With the assistance of an independent valuation firm, we calculated the fair values of our intangible assets.  The fair values were determined based on discounted cash flows and indicated that an impairment of certain of our intangible assets existed.  Accordingly, for the third quarter of 2007 we recorded an impairment charge totaling $0.6 million.  The impairment charge consisted of an impairment of CED tradenames and customer relationships and is recorded within impairment of goodwill and intangible assets on the consolidated statements of operations.

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

We considered all of the impairment indicators previously discussed, as well as the impairment recorded on our intangibles assets and concluded that an impairment analysis of the CED reporting unit goodwill was required during the three months ended September 30, 2007.  With the assistance of an independent valuation firm, we determined the fair values of the CED reporting unit utilizing market-based methodologies.  The analysis indicated that the carrying amount of the CED reporting unit exceeded its fair value.  Accordingly, under SFAS No. 142, we were required to perform the second step of the impairment testing for the CED reporting unit.  This entailed adjusting the assets and liabilities of the CED reporting unit to their fair market value as of September 30, 2007, for purposes of comparing the implied fair value of the reporting unit’s goodwill to the carrying amount of such goodwill. The analysis indicated a goodwill impairment of $5.7 million. This amount was recorded in the third quarter of 2007.

Restructuring and Other Charges

For the three month periods ended September 30, 2007 and 2006, we recorded restructuring and other charges of approximately $1.6 million and $6.6 million, respectively.  The third quarter of 2007 includes a charge of $0.8 million relating to the write off of business application software for the HID and $0.8 million for employee severance and branch office closure costs.

During the three month period ended September 2006, the Company recorded restructuring  and other charges in the HID totaling $6.6 million which consisted primarily of employee severance, branch office closure costs and expense management consulting fees.  The restructuring charges were recorded primarily as a result of the ongoing reorganization in the core Portamedic business.

For the nine month period ended September 30, 2007, we recorded restructuring and other charges of $2.9 million related to employee severance and branch office closure costs and the aforementioned write-off of purchased software for the HID.

For the nine month period ended September 30, 2006 we recorded $8.3 million of restructuring and other charges including employee severance, branch office closure costs, legal/audit costs associated with the restatement of the Company’s consolidated financial statements and expense management consulting fees.

Operating Loss

Our consolidated operating loss for the third quarter of 2007 was $(11.1) million, or (19.7%) of consolidated revenues compared to a consolidated operating loss for the third quarter of 2006 of $(9.9) million, or (16.3%) of consolidated revenues. For the nine month period ended September 30, 2007, the consolidated operating loss was $(14.2) million, or (7.9%) of consolidated revenues compared to an operating loss for the nine month period ended September 30, 2006 of $(13.3) million or (6.9%) of consolidated revenues.  The operating results for the three and nine month periods ended September 30, 2007, includes an impairment charge for goodwill and intangible assets totaling $6.3 million and restructuring and other charges of $1.6 million and $2.9 million, respectively.  The operating results for the three and nine month periods ended September 30, 2006, includes restructuring and other charges of $6.6 million and $8.3 million, respectively.

Health Information Division.  As a result of the factors discussed above, the HID segment recorded an operating loss of $(11.2) million in the third quarter of 2007, compared to an operating loss of ($10.4) million in the third quarter of 2006. For the nine month period ended September 30, 2007, the HID segment recorded an operating loss of $(15.2) million compared to an operating loss of $(14.6) million for the same period in the prior year.

Claims Evaluation Division. The CED's operating income in the third quarter of 2007 was $0.2 million compared to $0.5 million in the third quarter of 2006. For the nine month period ended September 30, 2007, the CED segment recorded operating income of $1.1 million compared to operating income of $1.2 million for the same period in the prior year.

Income Taxes

For the three month period ended September 30, 2007, we recorded a state tax benefit of $0.2 million compared to tax expense of $31.9 million for the three month period ended September 30, 2006, and a tax benefit of $0.1 million for the nine month period ended September 30, 2007 compared to tax expense of $30.3 million for the nine month period ended September 30, 2006.

We have significant deferred tax assets attributable to tax deductible intangibles, capital loss carryforwards, and federal and state net operating loss carryforwards.  The decline in revenue and margin, the cumulative tax and operating losses, the lack of taxes in the carryback period, and the uncertainty surrounding the extent or timing of future taxable income led us to conclude that it was no longer more likely than not to realize the tax benefits of the deferred tax assets.  Accordingly, in the third quarter of 2006, we recorded a full valuation allowance on all of our net U.S. deferred tax assets totaling $31.9 million.

The tax benefit recorded in the three and nine month periods ended September 30, 2007 reflects a tax benefit, offset by certain minimum state tax liabilities.  No federal tax benefit was recorded relating to the current year losses, as we continue to believe that a full valuation allowance is required on our net U.S. deferred tax assets.

Loss from continuing operations

Loss from continuing operations for the three month period ended September 30, 2007 was $(11.0) million or $(0.16) per share compared to $(41.9) million or $(0.63) per share in the same period of the prior year.  Loss from continuing operations for the nine month period ended September 30, 2007 was $(14.5) million or $(0.21) per share compared to $(43.9) million or $(0.66) per share in the same period of the prior year.

Liquidity and Financial Resources

Our primary sources of cash are: i) our holdings of cash and cash equivalents and ii) our $25 million revolving credit agreement with CitiCapital Commercial Corporation. At September 30, 2007 and December 31, 2006, our working capital was $16.5 million and $22.2 million, respectively.  Our current ratio as of September 30, 2007  was 1.4 to 1, compared to 1.62 to 1 at December 31, 2006.  The decline in our cash and cash equivalents, along with $5.0 million of borrowing from our credit facility in the first nine months of 2007 is principally attributable to the following:

•	restructuring payments related to employee severance and branch office closure costs totaling $2.0 million;

•	capital expenditures of $3.3 million;

•	an increase in accounts receivable of $4.5 million; and

•	payment of a contract cancellation fee and fees to outside consultants related to cost saving opportunities identified in our 2006 strategic review, totaling $1.9 million.

These payments were partially offset by a federal income tax refund in September 2007 totaling $2.4 million.

On October 9, 2007, we completed the sale of MDG.  As a result of the sale, we received cash proceeds of approximately $12.8 million.  See Note 16 for additional information.  Our net cash used in operating activities of continuing operations for the nine months ended September 30, 2007 was $9.1 million.  If operating losses continue, we may be required to reduce cash reserves, increase borrowings, reduce capital spending or further restructure operations.  As discussed in Note 11, our available borrowing base under our revolving credit facility at September 30, 2007 was $20.0 million.  Based on our anticipated level of future operations, existing cash and cash equivalents, proceeds received in October 2007 from the sale of MDG and borrowing capability under our credit agreement with CitiCapital Commercial Corporation, we believe we have sufficient funds to meet our cash needs through September 30, 2008.

Cash Flows used in Operating Activities

For the nine month period ended September 30, 2007, net cash used in operating activities of continuing operations was $9.1 million compared to net cash provided by operating activities from continuing operations of $1.0 million in the same period of the prior year.

The net cash used in operating activities of continuing operations in the first nine months of 2007 reflects a loss of $14.5 million from continuing operations, and includes non-cash charges of $3.7 million of depreciation and amortization, non-cash impairment charges of $6.3 million of goodwill and intangibles, and $0.9 million of share based compensation expense. Changes in working capital items included:

•
an increase in accounts receivable of $4.5 million, primarily due to a reduction in Portamedic cash collections resulting from slower than expected collections, partially attributable to increased documentation required by customers to process payments.  We continue to improve our internal processes/resources to address these customer requirements and expect our accounts receivable to decline in future quarters. Consolidated days sales outstanding (DSO), measured on a rolling 90-day basis was 56 days at September 30, 2007, compared to 49 days at September 30, 2006 and 46 days at December 31, 2006;

•	the receipt of a $2.4 million federal income tax refund in September 2007, and

•	a decrease in accounts payable and accrued expenses of $3.6 million.

Cash Flows provided by Investing Activities

For the nine months ended September 30, 2007, we used $3.3 million in net cash for investing activities of continuing operations.  These expenditures pertained primarily to the upgrading of our operating, billing and financial software systems.

Cash Flows used in Financing Activities

For the nine months ended September 30, 2007, cash from financing activities of continuing operations provided $6.6 million and related to proceeds from the exercise of stock options of $1.6 million and net borrowings under our revolving credit facility of $5.0 million.  The net borrowing was used to fund short-term working capital needs.

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

provided that in no event can the aggregate amount of the revolving credit loans and letters of credit outstanding at any time exceed $25 million.  The maximum aggregate face amount of letters of credit that may be outstanding at any time may not exceed $1 million.  Our available borrowing base at September 30, 2007 was $20.0 million.  As of September 30, 2007, we have outstanding borrowings of $5.0 million under the Loan and Security Agreement. We used the cash proceeds from the sale of MDG in October 2007 to pay down our debt, thus, as of November 9, 2007, we have no outstanding borrowings under the Loan and Security Agreement.  CitiCapital, in its sole discretion based upon its reasonable credit judgment, may (A) establish and change reserves required against Eligible Receivables, (B) change the advance rate against Eligible Receivables or the fair market value of our corporate headquarters, and (C) impose additional restrictions to the standards of eligibility for Eligible Receivables, any of which could reduce the aggregate amount of indebtedness that may be incurred under the revolving credit facility. See Note 11, Revolving Credit Facility, included in this report on Form 10-Q for additional information.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Share Repurchases

We did not purchase any shares of our common stock during the three and nine month periods ended September 30, 2007 and 2006.  Under the terms of the Loan and Security Agreement, we are precluded from purchasing any shares of our common stock.

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

Contractual Obligations

As of September 30, 2007, we have employment contract related payments due totaling $0.4 million, a fee payable to an outside consultant in connection with, and based on the results of our 2006 strategic review of $2.5 million, and $1.2 million pertaining to an employment lawsuit settlement, of which $0.7 million was paid on October 3, 2007.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There were no changes to our critical accounting policies during the three and nine month periods ended September 30, 2007, except for the adoption of FIN 48.  Such policies are described in the Company’s 2006 annual report on Form 10-K.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its borrowing activities, which are described in Note 11 to the unaudited interim consolidated financial statements included in this quarterly report.  The Company’s credit facility is based on variable rates and is therefore subject to interest rate fluctuations.  Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings.  As of September 30, 2007, there were $5.0 million in borrowings outstanding, which were repaid in October, 2007.

Based on the Company’s market risk sensitive instruments outstanding at September 30, 2007, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2007.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

During the third quarter of 2007, the Company discontinued its implementation of a revenue and billing system that was to replace its current revenue and billing system. A new project plan was initiated to explore replacing this system in 2008.

On October 9, 2007, the company completed its sale of Medicals Direct Group (its UK Subsidiary).

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 and subsequent to the Evaluation Date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 25, 2005 Sylvia Gayed, one of the Company’s examiners in California, filed a class-action lawsuit against the Company in the Superior Court of California, Los Angeles County, alleging violations of California’s wage and hour laws.  The complaint alleged that the Company failed to pay overtime wages, provide meal and rest periods and reimbursement for expenses incurred by examiners in performing examinations.  We currently employ approximately 400 examiners in California and have employed in excess of 1,400 examiners in California over the past 60 months.  Following a mediation on December 6, 2006, the parties reached a settlement, pursuant to which the Company will pay the sum of $1.2 million to the class members in full settlement of this lawsuit.  The court granted final approval of the settlement on July 16, 2007.  Payment of $0.7 million was made on October 3, 2007, and the balance of the settlement is expected to be paid in December 2007.

The Company is a party to a number of legal actions arising in the ordinary course of its business. In the opinion of management, the Company has substantial legal defenses and/or insurance coverage with respect to all of its pending legal actions. Accordingly, none of these actions is expected to have a material adverse effect on the Company’s liquidity,  or its consolidated financial position.  It is possible, however, that the ultimate resolution of these actions could result in a material adverse effect on the Company’s results of operations and/or cash flows from operations for a particular period.

ITEM 1A	Risk Factors

Readers should carefully consider, in connection with the other information in this Form 10-Q, the risk factors disclosed in Item 1A.  “Risk Factors” in our 2006 annual report on Form 10-K.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of 2007, the Company became aware that it did not file with the SEC a registration statement on Form S-8 to register the shares of its common stock issuable under either the Hooper Holmes, Inc. 2002 Stock Option Plan (the “2002 Stock Option Plan”) or the Hooper Holmes, Inc. Stock Purchase Plan (2004) (the “2004 Employee Stock Purchase Plan”) at the time such plans were approved by the Company’s shareholders in May 2002 and May 2003, respectively.  To address this oversight, the Company will file with the SEC a registration statement on Form S-8 (the “Registration Statement”) covering shares that remain issuable under these plans on or about November 12, 2007.

The terms of the 2002 Stock Option Plan provide that a total of 3,000,000 shares of common stock may be issued in connection with grants under the plan.  To date, options exercisable for an aggregate of 2,197,900 shares have been granted under the plan and are currently outstanding.  The options granted under the 2002 Stock Option Plan were granted to employees of the Company, primarily members of the Company’s senior management.  In addition, an aggregate of 48,200 shares have been issued to senior management of the Company’s Medical Direct Group subsidiary upon exercise of options granted under the plan.  The option exercises occurred in May 2007 (45,000 shares purchased at an exercise price of $3.46 per share) and between June 2003 and January 2004 (3,200 shares purchased at an exercise price of $6.18 per share).  The Company believes that the acquisition of the shares upon exercise of these options was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

The terms of the 2004 Employee Stock Purchase Plan provide that a total of 2,000,000 shares of common stock may be issued under the plan.  To date, participants in the plan have purchased an aggregate of 81,508 shares under the plan at a per share purchase price of $2.70.  The aggregate purchase price of these shares was approximately $220,000.  Such shares were issued in March 2007.

The issuances of shares upon exercise of purchase rights granted under the 2004 Employee Stock Purchase Plan, which occurred prior to the filing of the Registration Statement, may not have been exempt from registration under the Securities Act and applicable state securities laws and regulations.  As a result, the Company may have potential liability to those employees (and, in some cases, now former employees) to whom the Company issued its shares upon the exercise of purchase rights granted under the plans.  The Company may also have potential liability with respect to shares issued under the 2002 Stock Option Plan if the acquisition of shares under the plan is not exempt from registration under Section 4(2) of the Securities Act.  However, based on the number of shares at issue and taking into consideration the current price of the Company’s common stock, as reported on the American Stock Exchange, the Company believes that its current potential liability for rescission claims is not material to its consolidated financial condition, results of operations or cash flows.

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

Dated:  November 9, 2007

By: /s/ James D. Calver
James D. Calver
Chief Executive Officer and President

By: /s/ Michael J. Shea
Michael J. Shea
Senior Vice President and Chief Financial Officer