Form 10-K
period 2007-12-31
HOOPER HOLMES INC
filed 2008-03-17
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):
Large Accelerated Filer	*	Accelerated Filer	☒	Non-Accelerated Filer	*	Smaller Reporting Company	*

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes	*	No	☒
The aggregate market value of the shares of common stock held by non-affiliates of the Registrant (65,858,038 shares), based on the closing price of these shares on June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) on the American Stock Exchange, was $220,624,427         .

The number of shares outstanding of the Registrant’s common stock as of February 28, 2008 was 68,634,587.

Documents Incorporated by Reference

Part of Form 10-K into
Document                                           which incorporated

Portions of the Registrant’s proxy statement to be filed by April 28, 2008                                                                                                                                                     Part III

Such proxy statement, except for the portions thereof which have been specifically incorporated by reference, shall not be deemed “filed” as part of this report on Form 10-K.

FORM 10K

PART 1

In this report, the terms “Hooper Holmes,” “Company,” “we,” “us” and “our” refer to Hooper Holmes, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including, but not limited to, statements about our plans, strategies and prospects under the headings “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report.  Words such as “anticipates,” “expects,” “intends,” “plans,” predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue” and variations of these words or similar expressions are intended to identify forward-looking statements.  These forward-looking statements are based on our management’s current expectations, estimates and projections.  We cannot assure you that we will achieve our plans, intentions or expectations.  Certain important factors could cause actual results to differ materially from the forward-looking statements we make in this annual report.  Representative examples of these factors include:

•	customer concerns about our financial health stemming from the decline in our operating results and stock price, which may result in the loss of certain customers or a portion of their business;

•	concerns about our financial health prompting prospective customers not to engage us, or make it far more challenging for us to compete for their business;

•	our anticipated negative cash flow from operations limiting our ability to make the desired level of investment in our businesses;

The section of this annual report entitled “Risk Factors” discusses these and other important risks that may affect our business, results of operations and financial condition.  The factors listed above and the factors described in the “Risk Factors” section and similar discussion  in our other filings with the Securities and Exchange Commission (“SEC”) are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors also could have material adverse effects on our future results.  Investors should consider these factors before deciding to make or maintain an investment in our securities.  The forward-looking statements included in this annual report are based on information available to us as of the date of this annual report.  We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

ITEM 1	Business

Overview

We are a publicly-traded company whose shares of common stock are listed on the American Stock Exchange (AMEX).  Our corporate headquarters are located in Basking Ridge, New Jersey.

Our Company history spans over 100 years.  Over the last 40 years, our business focus has been on providing health risk assessment services, described more fully below under the caption “Description of Services.”  We currently engage in businesses that are managed as two separate divisions: the Health Information Division and the Claims Evaluation Division.

Our Health Information Division (HID) consists of the following businesses:

•	Portamedic – which performs paramedical and medical examinations of individuals seeking insurance coverage, mainly life insurance;

•
Infolink – which conducts telephone interviews of individuals seeking life insurance coverage, and retrieves the medical records of such individuals, to gather much of the medical information needed in connection with the application process;

•
Health & Wellness – established in 2007, conducts wellness screenings for health management companies, including wellness companies, disease management organizations and health plans (the results of this business are currently reported in our Portamedic business unit – approximately 65% - and our Heritage Labs business unit – approximately 35%);

•
Heritage Labs – which performs tests of blood, urine and/or oral fluid specimens, primarily generated in connection with the paramedical exams and wellness screenings performed by our Portamedic and Health & Wellness business units, and assembles and sells specimen collection kits; and

•	Underwriting Solutions – which is a provider of underwriting services.

Our Claims Evaluation Division (CED) consists of Hooper Evaluations, which provides claims evaluation services – principally independent medical exams, or IMEs – for  property and casualty (P&C) insurance carriers, law firms, self-insureds and third-party administrators for use in processing personal injury accident claims.

The table below provides a breakdown of our revenues by business unit for each of the three most recently completed fiscal years.  Historical financial information presented in this annual report reflects our former United Kingdom- based subsidiary, Medicals Direct Group (MDG), which we sold in October 2007, as a discontinued operation.  Accordingly, except where specific discussion of MDG is made, all financial information presented in this annual report excludes MDG for all periods presented.  In addition, the results of our Health & Wellness business unit are reflected in our Portamedic (wellness screenings) and Heritage Labs (specimen testing) business units.

(in thousands)	For the Years Ended December 31
	2007	% of Total	2006	% of Total	2005	% of Total

HID
Portamedic	$147,920	62.2%	$157,987	61.9%	$171,916	61.8%
Infolink	28,089	11.8%	32,098	12.6%	31,274	11.3%
Heritage Labs	19,186	8.1%	17,860	7.0%	19,166	6.9%
Underwriting Solutions	13,437	5.7%	15,962	6.2%	17,300	6.2%
Total HID	208,632	87.8%	223,907	87.7%	239,656	86.2%
CED	29,045	12.2%	31,303	12.3%	38,491	13.8%
Total	$237,677	100.0%	$255,210	100.0%	$278,147	100.0%

Description of Services

Health Information Division

Portamedic

In the insurance industry, underwriting decisions are based on statistical probabilities of mortality (death) and morbidity (illness or disease), such that insurance companies generally require quantitative data reflecting an insurance applicant’s general health.  We assist insurance companies, their affiliated agents, independent agents and brokers, in gathering that data.

We perform paramedical and medical examinations of applicants for insurance, primarily life insurance, throughout the United States under the Portamedic trade name, the results of which are used by our clients in processing applications for insurance.  We provide our paramedical examination services through a network of paramedical examiners, consisting largely of registered nurses, licensed practitioner nurses, emergency medical technicians (EMTs), phlebotomists and other medically trained professionals.  A paramedical exam typically consists of asking questions about an applicant’s medical history, taking measurements of the applicant’s height and weight, blood pressure and pulse.  Blood and urine specimens are also collected, to be tested by a laboratory – in many cases, our Heritage Labs laboratory.

When our customers require a medical examination beyond the capacity of a paramedical examiner, we contract with physicians who are licensed and in good standing and practice in the relevant specialty area.  Insurance companies have different guidelines for determining when a more complete medical examination is required and the scope of such examination.  The likelihood that an insurance company will require a more complete examination of an applicant is influenced by the applicant’s age and the amount of insurance coverage he or she is seeking.  In general, insurance companies insist upon more stringent underwriting standards as the age of the applicant and amount of coverage increases.

Infolink

Under the Infolink name, we conduct personal health interviews over the telephone (during which we gather information about an insurance applicant’s health, as well as financial and employment history) and provide medical records collection services, including the obtaining of Attending Physician Statements (“APS”), for our customers.  The tele-interviews are conducted from our call center located in Overland Park (Kansas).

Our tele-interview services provide a number of benefits to our customers, as well as our paramedical examiners and insurance applicants:

•
Tele-interviews tend to reduce the underwriting cycle time (i.e., the time from submission of the application to the time the insurance policy is issued).  Reducing the underwriting cycle time is critical for insurance agents and brokers, and the insurance companies they work with, because it reduces the likelihood of an applicant not pursing the policy.

•
Tele-interviews can reduce our insurance company customers’ costs, for example, by eliminating the need for certain application work with respect to applicants who, based on information elicited during the tele-interview, clearly do not meet the insurer’s underwriting standards.  Cost containment has become increasingly important in the life insurance industry, in part because of the shift that has occurred from higher-margin whole life insurance products to products with reduced margins, such as term life insurance, annuities and other retirement products.

•
Tele-interviews enables us to gather much of the medical information needed in connection with the life insurance application process in a more time-efficient manner compared to the alternative of a paramedical examiner gathering such information while conducting a paramedical exam of an applicant.  As a result, the paramedical examiner can focus on the actual examination of an applicant, making the examination – and the entire application process – more time efficient for an applicant.

Health & Wellness

We formed our Health & Wellness business unit in 2007 in an effort to leverage our existing assets and services in a market that, unlike our core Portamedic paramedical examination business, is experiencing growth: the disease management/wellness market.  See the discussion under the caption “Market Conditions and Strategic Initiatives” below.

Our Health & Wellness business unit conducts wellness screenings for health management companies including wellness companies, disease management organizations and health plans.   The results of the wellness screenings are used by our customers to measure the populations they manage, identify risks in those populations, target interventional programs, and measure the results of their health management programs.

Our Health & Wellness services include:

•	wellness screening event scheduling;

•	provision and fulfillment of needed supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges, etc.) at screening events;

•	event management;

•
biometric screenings (e.g., height, weight, body mass index, the taking of a person’s hip, waist and neck measurements, as well as his or her pulse and blood pressure) and blood draws via venipuncture or fingerstick pricks – all performed by certain of our paramedical examiners;

•	lab testing of blood specimens – utilizing our Heritage Labs laboratory;

•
through a strategic partnership, H&W is also able to provide the “Know Your Number” suite of participant and aggregate reporting services: an online health risk assessment, participant report, physician report, participant letter with interventional recommendations, and an aggregate report with interventional recommendations; and

•	data processing and transmission.

Heritage Labs

Heritage Labs performs tests of blood, urine and/or oral fluid specimens, the results of which are used primarily in connection with the life insurance underwriting process and, to a lesser extent, in the health insurance underwriting process.  Most blood and urine samples are collected by paramedical examiners during the course of a paramedical exam; oral fluid samples are generally collected by insurance agents.

Approximately 80-85% of the total volumes of specimens that Heritage Labs tests in its lab are originated through the paramedical exams coordinated by our Portamedic business.  This percentage has been fairly constant over the past several years.  As a result, Heritage Labs’ business is affected by the market trends and conditions influencing our Portamedic business.  The other specimens Heritage Labs tests are generated by third-party health information service providers.

Heritage Labs performs a defined group of standard tests (referred to as “panels”) on the specimens tested, as well as a secondary level of additional reflex tests that can be used to supplement the basic panels.  Heritage Labs provides testing services that consist of certain specimen profiles designed to provide its customers with specific information of relevance to the assessment of a person’s health profile, such as:

•	the presence of antibodies to the human immunodeficiency virus (HIV);

•	cholesterol and related lipids;

•	liver or kidney disorders;

•	the presence of antibodies to hepatitis;

•	prostate specific antigens;

•	immune disorders;

•	tobacco/nicotine use; and

•	the use of certain medications, cocaine and other drugs.

In addition to Heritage Lab’s lab testing services, Heritage Labs assembles blood/urine kits, urine-only kits and oral fluid kits.  The kits are primarily sold to paramedical examination companies, including our Portamedic business, which then bill their insurance company customers for the kits upon use.  Heritage Labs also assembles kits for a number of companies.

Heritage Labs markets a line of self-collected finger stick test kits under the trade name “Appraise.”  The kits are used for the testing of, among other things, glycosylated (glycated) hemoglobin (hemoglobin A1c), which has been implicated in damage to, or disease of, the kidneys, non-inflammatory damage to the retina of the eye, and diabetes.  Disease management companies use these kits to help monitor the diabetics in their populations.

Underwriting Solutions

Our Underwriting Solutions business is a leading provider of underwriting resource services in the United States.  Underwriting Solutions’ services include:

•
Full underwriting: This entails our assessment of all available data associated with the underwriting decision, then making that decision consistent with the customer’s underwriting parameters – without the life insurance risk.

•
Simplified underwriting: This service allows for limited medical and non-medical data collection when compared to fully underwritten applications.  Our services consist of (i) product development, and (ii) providing the underwriting expertise to properly evaluate simplified applications and assess the proper mortality rating based on the client’s guidelines.

•
Telephone interviews of insurance applicants:  Our telephone interviews provide more comprehensive information regarding certain impairments, which can lead to better informed underwriting decisions and reduced time of service.

•
APS summarization:  This service entails providing an accurate evaluation of an individual’s medical records without providing an underwriting pricing decision.  We perform these services for life insurance companies as well as large brokerage firms.

•
Life settlement underwriting:  This service entails providing mortality assessments of individual life insurance policyholders while offering a life expectancy on that particular life for the policy owner.

•	Underwriting audits: Underwriting Solutions conducts underwriting audits for direct writers of life insurance and reinsurance companies.

Claims Evaluation Division

Hooper Evaluations provides medical claims evaluation services to P&C insurance carriers, law firms, self-insured and third party administrators for use in processing personal injury accident claims.  We provide our claims evaluation services in connection with automobile, liability, disability and workers’ compensation claims.  The core activity of this business consists of arranging for independent medical exams (IMEs).  An IME is a medical examination by a doctor (other than a claimant’s physician) for purposes of rendering an objective opinion regarding the nature, origin, treatment and causal relationship of an injury, typically to establish whether the claimant needs further treatment or is disabled, or to determine what medical expenses are eligible for payment or reimbursement.  In addition to IMEs, Hooper Evaluations provides other ancillary services to its customers.

Market Conditions and Strategic Initiatives

The decline in our operating results for the past several years (discussed more fully in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this annual report) reflects, in part, the challenging market conditions we have experienced in each our two divisions.

Health Information Division

Paramedical Examination Services

In our Health Information Division, our core Portamedic business has been adversely affected by the decline in life insurance application activity in the United States, which we believe is the result of the reported shift in consumers’ preferences away from individual life insurance and toward other wealth accumulation and investment products, such as annuities and mutual funds.  We have historically relied on the MIB Life Index, the life insurance industry’s timeliest measure of application activity across the United States and Canada, to gauge the degree of the decline.  However, as disclosed immediately below, there have been other contributing factors.

In early 2006, we initiated a three-phase turnaround program to address the negative financial trends we have been experiencing.  In our Portamedic business, we determined to close a number of our branch offices to further the objectives of the first phase of the turnaround program: expense management.  The branch offices closed were chosen based on perceived overlap in branch office territories, profitability considerations and/or management/personnel issues.  Our management assumed that the branch closures would not result in any significant loss of Portamedic unit volumes.  In fact, the closure of these branch offices resulted in a decline in unit volumes, highlighting the importance of the relationships between our branch office personnel and the insurance agents and brokers in the surrounding vicinity.  In many instances, the closure of these branch offices resulted in the agents and brokers seeking another paramedical examination company to fulfill their orders for paramedical exam and ancillary services.

Another factor contributing to the loss in Portamedic unit volumes in 2007 was the loss of a national approval of one significant insurance company customer, as well as reduced business from other insurers.  These losses reflect the intensely competitive nature of the paramedical examination business.  Our extensive branch office network provides us with certain competitive advantages (e.g., stronger relationships with local insurance agents and brokers, the ability to perform a paramedical exam anywhere in the United States), but it can also put us at a competitive disadvantage – for example, from a pricing standpoint – vis-à-vis those competitors whose business model relies entirely on independent contractor personnel for fulfillment of paramedical exam orders.  Portamedic’s branch office network is such that a higher proportion of our costs are fixed relative to our contractor-based competitors, where a greater proportion of their costs is variable (i.e., directly linked to the level of paramedical exam volumes).  With many of our paramedical examiners working for multiple vendors, differentiating our services can be a challenge, making pricing the primary basis of competition for certain insurance companies.  As a result, we have, on occasion, entered into contracts with insurance companies that result in our realizing very low – and, in a few instances, negative -  margins for our services.

To address these market conditions, we have taken (or are in the process of taking) a number of steps to better differentiate our services.  This includes:

Introduction of new services.  In 2007, we introduced Portamedic Platinum, a service targeted at the market for higher dollar value life insurance policies.  In 2007, this service was provided on an exclusive basis to Phoenix Life.  Portamedic Platinum offers two key benefits to life insurance companies: reduced cycle times and better quality of service.

In the latter half of 2007, we introduced our Mature Assessment service, targeted at the growing market for life insurance among the elderly.  This service entails asking questions during the examination process intended to test applicants’ cognitive abilities, as well as additional testing of lab specimens.

In March 2008, we are scheduled to introduce a new imaging platform for all paramedical exam reports.  This new imaging platform will allow our paramedical examiners to transmit their reports to us once, and only once, at which point they will be imaged.  This will reduce the time examiners dedicate to administrative tasks.

In May 2008, we are scheduled to begin introducing a centralized managed scheduling operation, based in Dallas, Texas, which will handle the scheduling of fulfillment of all of our paramedical examination orders.  At present, most of our paramedical examination orders are processed by the examiners themselves.  The centralized scheduling operation is expected to reduce the typical amount of time required to schedule an exam from 6-7 days to 3-4 days.  Further, this operation is expected to enhance our ability to keep our examiners fully booked on a given day, and minimize the time and expense of their travel between appointments.

Changes in fee arrangements with our paramedical examiners.  We have revised the fee-based arrangements we have in place with our paramedical examiners, such that examiners now get paid on the basis of a schedule of payments for each service rather than a percentage of the dollar amount of what we bill our clients for the individual orders.  We believe there are several benefits to be derived from this change.  For one, examiners can more readily understand what they will get paid.  Also, the new fee arrangements may help us reduce the level of examiner turnover, an industry-wide issue, as the fee schedule includes a tiered system under which our best examiners will get higher fees and be compensated for special skills (e.g., foreign language proficiency, being able to conduct an EKG).

Leveraging of Portamedic assets into the health management market.  Perhaps the most significant action we took in 2007 was the formation of our Health & Wellness business, which has allowed us to leverage our assets (principally, our paramedical examiner network and our Heritage Labs laboratory) in a market that is experiencing growth – the health management market.  We believe there are several key trends that are fueling the growth in the health management market: rising healthcare costs; employers’ shifting medical expenses to their employees; the greater percentage of employers who are self-insured; and the aging of the population.

Underwriting

Our Underwriting Solutions business provides comprehensive medical underwriting summaries of life settlement cases.  A life settlement is a financial transaction in which an insurance policy owner sells his or her policy.  Life settlements are an important development in that they have created a secondary market for life insurance in which policy owners can access the fair market value of their policies, rather than accepting the lower cash surrender value from the issuing life insurance company.  Our services in this market encompass gathering medical-related information on the policyholder, then assigning a mortality rating that is converted into a life expectancy for the policyholder.  At present, this activity generates a small portion of Underwriting Solutions’ revenues, but we believe this is a growth business given the rapid growth in the life settlements market.   In 1998, policies were reportedly sold in the secondary market for an aggregate of roughly $200 million; in 2007, that number reportedly reached $16 billion.  Estimates are that by 2030 policyholders will sell policies in the secondary market for an aggregate of $160 billion.  Today, there are approximately 178 life settlement brokers and 34 life settlement providers.

Claims Evaluation Division

During the past two years, our efforts to effect a turnaround of the Company – particularly our core Portamedic business – have translated into limited investment in our Claims Evaluation Division.  One consequence of this has been that we have not expanded our Hooper Evaluations business into other states or built out its physician panel, as had been planned.  At present, the business remains concentrated in the Northeast (principally, New York) and Midwest (principally, Michigan) regions, reflecting our having entered into this business through acquisitions, beginning in late 2002.  Hooper Evaluations perceives that some of its larger competitors are putting greater efforts into obtaining approvals at the national/regional level from property and casualty insurers and third party administrators, in an effort to gain enhanced access to local, non-approved markets.

Sales and Marketing

Health Information Division

Portamedic

Our Portamedic business generally requires a two-step sales process.  First, our corporate sale representatives must negotiate with the national office of a life insurance company to get on its list of approved outside risk assessment service providers.  Second, our field sales personnel must sell to the insurer company’s local agents and to the community of independent brokers and agents that sell the insurer’s products.  Success at the local level requires establishing, maintaining and nurturing relationships with the agents and brokers.  In late 2006 and early 2007, we put in place a new field support structure, creating a Director of Field Sales position for each of Portamedic’s three regions.  We have also taken steps to coordinate localized marketing campaigns, develop on-line sales training programs for new sales personnel, and otherwise provide better support for local field sales personnel.  We also introduced a pay-for-performance program for our sales personnel, with the incentive compensation potentially payable under the program being tied solely to the development of local business.

Health & Wellness

Our Health & Wellness business markets its services to disease management organizations, wellness companies and health plans, highlighting the three-fold value proposition we offer these prospective customers:

(1)	our ability to reach more individuals through our paramedical examiner network;

(2)	our facilitating their gathering more health risk assessment data to enhance, target and measure their interventional programs; and

(3)	our providing end-to-end health risk assessment services through a consistent delivery mechanism with scale and national reach.

Heritage Labs

Heritage Labs has historically relied heavily on our Portamedic sales representatives to market its lab testing services in addition to its own sales staff.  In the first quarter of 2008, Heritage Labs plans to supplement its sales staff by adding a Vice President of Sales with an insurance industry background, as well as a Medical Director, to bring more energy to Heritage Lab’s sales and marketing efforts.

Underwriting Solutions

Our Underwriting Solutions business primarily is sold by one individual sales resource.  In the second quarter of 2008, we intend to add two additional sales positions and enhance our marketing efforts.

Claims Evaluation Division
   Our Claims Evaluation Division markets its services to insurance claims adjusters working generally in four distinct lines of insurance, including automobile and general liability, workers’ compensation, and disability.

Hooper Evaluations’ target customers include the entities that handle such claims.  The sales process occurs at three levels: the national/regional contracting level, the claims processing center or branch level, and the local claims office/individual adjuster level.  Individual adjusters have historically had significant discretion in the choice of outside claims evaluation service vendors.  Hooper Evaluations has a full-time sales staff dedicated to soliciting business from prospective customers and expanding the business generated by existing customers.

Information Technology

Information technology systems are used extensively in virtually all aspects of our business.  We have made substantial investments in our IT systems, believing that IT capability is or can be a competitive differentiator.

In our Portamedic business, we completed the process of implementing a new customer service order tracking system throughout our branch office network in 2006.  The software was developed by a third-party vendor.  As a consequence, we do not have control over the timing of release of improvements and enhancements to the software.

Our Health & Wellness business owns its IT system, which is separate from the Company’s Portamedic system.

Hooper Evaluations is in the process of developing a new operating system that we expect will be on line during the second quarter of 2008.  When operational, the new system will make Hooper Evaluations more efficient, in terms of its ability to track information, identify trends and enable management to gauge performance.

Our IT systems may be vulnerable to damage from a variety of causes, including telecommunications or network failures, human acts and natural disasters.  Moreover, despite the security measures we have taken, our systems may be subject to physical or electronic break-in attempts, computer viruses and similar disruptive problems.  System failures could adversely affect our reputation and result in the loss of customers.

Competition

Health Information Division

Portamedic

Our Portamedic business is the largest of the four national firms whose businesses encompass arranging paramedical examinations, providing specimen analysis, conducting interviews of insurance applicants and collecting medical records for life insurers.  In addition, a significant number of regional and local firms also compete in this industry.  Although we have exclusive relationships with certain of our insurance carrier customers, most customers  use two or more risk assessment service providers.

Health & Wellness

Our Health & Wellness business cites several competitive differentiators in its sales and marketing efforts, including:

•	its complete ownership of every phase of the wellness screening process, including an internal lab testing capability through Heritage Labs;

•	its fulfillment capability, in the form of Heritage Labs’ being an FDA-approved Class I and II medical device and specimen collection kit assembler;

•	its wellness examiner certification process through “Hooper Holmes University,” an online training program; and

•	our Health & Wellness business is not competing with its disease management, managed care and wellness company customers.

We believe that our Health & Wellness business may be benefiting to some degree by having been an early entrant in this sector of the disease management/wellness market, a benefit that we expect to continue for at most another year.  Thereafter, we believe it will be vital for our Health & Wellness business to continually refine and enhance its value proposition to maintain its advantage and capitalize on the evolving nature of the wellness market.

Heritage Labs

There are two other major laboratories providing testing services to the life and health industries. We estimate that Heritage Labs has a market share of approximately 15%, making it the smallest of the three. With the smallest market share, we believe there is room to grow and capture additional market share.  Most large insurance companies tend to use more than one lab, while many small or medium-sized companies may use only a single lab.

Underwriting Solutions

Our Underwriting Solutions business is the largest provider of underwriting services in the United States.  We perceive the most significant barrier to entry into the underwriting business to be the current scarcity of life insurance underwriters. Our Underwriting Solutions business has a staff of approximately 75 underwriters, and has had a fairly low attrition rate over the last several years (approximately 4%), significantly lower than the industry average.

Claims Evaluation Division

The outsourced medical claims management services industry is relatively fragmented.  We believe that Hooper Evaluations may be one of the leading providers of IMEs in the Northeast and Midwest regions of the United States.  Its competition includes numerous businesses that provide services on a regional, local or, in some cases, customer-specific basis.  Certain competitors offer services beyond medical evaluative services.

Hooper Evaluations’ business is a people-intensive service business involving the scheduling of IMEs at remote locations, the review of files and customer service work.  The administrative aspects associated with the rendering of Hooper Evaluations’ services must be performed efficiently and effectively, working within the parameters of applicable law, regulations and customer protocols.  Customer service is measured by the overall accuracy, timeliness and quality of these services.  Managing and maintaining a credentialed provider network available to provide these services is critical.  Hooper Evaluations’ provider panel includes practitioners of multiple specialties.

Governmental Regulation

The businesses that comprise our Health Information Division, in particular, our paramedical examination, health & wellness and lab businesses are subject to federal and state regulation.  The paramedical examiners we utilize are subject to licensing and certification requirements and regulations with respect to the drawing of blood and needle disposal.  We are subject to federal and state regulations relating to the transportation, handling and disposal of the various specimens obtained in the course of a paramedical examination, medical examination or wellness screening.  The FDA governs certain aspects of Heritage Labs’ business, including the assembly of specimen collection kits.  In addition, certain aspects of the risk assessment services we provide may be subject to certain provisions of the Health Information Portability and Accountability Act of 1996 (“HIPAA”) relating to the privacy of protected health information.

Hooper Evaluations’ business is regulated or affected by the laws and regulations of the states in which it operates and, to a lesser extent, federal laws and regulations.  Many states require entities that provide some of the services Hooper Evaluations provides, such as medical review services, to be registered with or licensed by the state.  These laws typically establish minimum standards for qualifications of personnel, confidentiality and internal quality control.  In addition, because workers’ compensation, automobile insurance and general liability claims are generally governed by state law, the demand for most of Hooper Evaluations’ services is affected by the insurance laws of the various states in which Hooper Evaluations conducts business.  These state regulatory regimes and other laws frequently change.  The changes may create a greater or lesser demand for some or all of Hooper Evaluations’ services or require Hooper Evaluations to develop new or modified services to meet the needs of its customers and compete effectively with other providers of claims evaluation services.

Employees

We employ approximately 2,125 persons in our Health Information Division and 150 persons in our Claims Evaluation Division.  In addition to approximately 100 personnel in our corporate headquarters in Basking Ridge, New Jersey, our Health Information Division employs a field staff that receives and processes the orders for the division’s paramedical exam services.  In our Claims Evaluation Division, our employees are based in our regional operations centers and perform administrative, scheduling, quality reviews and marketing-related functions.

General Information

Hooper Holmes, Inc. is a New York corporation.  Our principal executive offices are located at 170 Mt. Airy Road, Basking Ridge, New Jersey 07920.  Our telephone number is (908) 766-5000.  Our website address is www.hooperholmes.com.  We have included our website address as an inactive textual reference only.  The information on our website is not incorporated by reference into this annual report.

We file annual, quarterly and current reports, proxy statements and other information with the SEC.  You may read and copy any document that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330.  The SEC maintains an Internet site that contains reports, proxy and information statement, and other information regarding companies that file electronically with the SEC.  The SEC’s website is www.sec.gov.  We also make available, free of charge, through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, the Form 3, 4 and 5 filings of our directors and executive officers, and all amendments to these reports and filings, as soon as reasonably practicable after such material is electronically filed with the SEC.

ITEM 1A	Risk Factors

You should carefully consider all the information included in this annual report, particularly the following risk factors, before deciding to invest in our shares of common stock.  The risk factors set forth below are not the only risks we face.  Additional risks not presently known to or understood by us may also negatively affect our business, results of operations and/or financial condition.

Customer concerns about our financial health may result in the loss of customers or a portion of their business, or cause prospective customers not to engage us.

Customer concerns about our financial health, stemming from the decline in our operating results over the past several years and the associated drop in our stock price, may result in the loss of customers or a portion of their business.  Concerns about our financial health may also prompt prospective customers not to engage us or make it far more challenging for us to compete for their business.

Our anticipated negative cash flow from operations in 2008 may limit our ability to make the desired level of investment in our businesses.

While we do not believe we are facing any immediate or near-term liquidity crisis, we experienced negative cash flow from operations in 2007 and anticipate that this will continue in 2008.  We were able to lower our cost of operations as a percentage of revenues and reduced our selling, general and administrative (SG&A) expense in 2007.  However, if we continue to experience the rates of decline in our consolidated revenues that we have experienced for the past several years, it will become increasingly difficult to invest in our businesses at optimal levels.

Our liquidity may be adversely affected by the terms of our Revolving Credit Facility.

If we continue to experience negative cash flows from operations, we may need to borrow under our Revolving Credit Facility.  Although we have an available borrowing base of $24.6 million under this facility as of December 31, 2007, there is only $14.6 million of borrowing capacity under the credit facility before a financial covenant goes into effect.  The financial covenant requires us to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement with respect to the credit facility), on a trailing 12-month basis, of no less than 1:1.  It is possible that, if we continue to experience losses from operations, our borrowing capacity would be limited to $14.6 million and our liquidity adversely affected.

The limited coverage of our stock by the financial analyst community may reduce the volume of trading in shares of our common stock and could negatively affect our stock price.

As our stock price has dropped, the number of financial analysts who follow our stock has declined.  The more limited analyst coverage may lead to a reduced volume of trading in shares of our common stock.  A concern about the liquidity of the market for our shares could negatively affect our stock price.

We continue to experience declines in Portamedic unit volumes.

We have experienced period-over-period declines in Portamedic unit volumes for the past several years, with the rate of decline exceeding the rate of overall market contraction, as reflected by the MIB Index data.  The decline in unit volumes has often exceeded our budgeted forecasts, causing our management to conclude, among other things, that on a going-forward basis we need to be more circumspect in providing guidance as to anticipated results.  In February 2008, our Board appointed Roy H. Bubbs as interim President and Chief Executive Officer in view of his extensive background in the life insurance industry and track record of success in sales-related functions.  Mr. Bubbs intends to take a number of steps to strengthen our field sales personnel, streamline our sales tracking systems, improve sales training, and focus sales incentives on increases in paramedical exams completed (i.e., unit goals).  However, we cannot be sure that these initiatives will prove sufficient to stop the decline in Portamedic unit volumes.  In fact, our focus on profitable revenue may lead us to terminate certain accounts when our contractual obligations expire, resulting in an acceleration of the rate of decline in Portamedic unit volumes.

In a market where price has increasingly become the sole or principal basis of competition, our Portamedic branch office network may put us in a position of being at a competitive disadvantage.

Through much of its history, our Portamedic business has benefited from our branch office network, which we believe to be the most extensive in our industry.  Our branch office personnel are critical to building and nurturing the relationships with the insurance agents and brokers in the surrounding geographic area, from whom we receive a significant volume of our paramedical exam orders.  The importance of these relationships was reinforced for us in 2007 when we closed a limited number of our branch offices and subsequently experienced a decline in unit volumes from the insurance agents and brokers in the areas surrounding these branch offices.

Prior to 2007, we experienced downward pricing pressure from our life insurance carrier customers. We attribute this pressure to their efforts to address cost items in a more rigorous manner in an attempt to maintain their profitability and level of return to their investors and other stakeholders.  In 2007, we had some success in increasing our price levels to some extent, largely as a result of making improvements in our levels of service.  The price increases contributed to an increase in our average revenue per paramedical exam and improved operating margins.  Nonetheless, pricing represents the primary basis of competition for the business of certain insurance companies.  With our Portamedic branch office network, a higher proportion of our costs are fixed costs compared with our contractor-based competitors.

Our Health & Wellness business would be adversely affected if health and wellness interventional programs are determined not to have a sufficient return on investment.

Based on published information from industry analysts, no standard methodology exists yet for measuring whether disease management and/or wellness programs produce cost savings and, if so, how much.  If a methodology is established and health insurance companies, employers and other payers then determine that health and wellness interventional programs do not provide the anticipated return on investment, this may adversely affect the health management industry.  This, in turn, could adversely affect our Health & Wellness business.

Our Underwriting Solutions business may not be able to benefit fully from the expected growth in the life settlements business if it is unable to obtain a life settlements license in the State of Florida.

Our Underwriting Solutions business is in the process of seeking a life settlements license in the State of Florida, which it sees as being important to its growth in the life settlements market.  Our status as a public company, with one or more shareholders holding in excess of 10% of our outstanding shares of common stock, is impeding the process of obtaining the license.  No assurance can be provided that we will obtain the license.

Our Claims Evaluation Division has experienced declines in the volume of cases referred to it from P&C insurers and other customers.

Over the past several years, our Claims Evaluation Division has experienced declines in the volume of personal injury accident cases referred to it by its P&C insurance and other customers.  Its volume of cases may be influenced by a number of factors, certain of which are entirely outside the CED’s control, including: changes in the degree to which P&C carriers outsource their claims evaluation service needs; changes in the overall level of workplace and automobile-related injury rates in the United States (which have been declining in recent years because of changes in the regulatory environment and other reasons); and changes in customers’ information technology systems and requirements.

Our Claims Evaluation Division could be negatively affected by changes in what is a fragmented, but highly competitive market.

The market for claims evaluation services is fragmented, but competitive. We compete with many smaller vendors who generally provide such services on a local level, particularly companies with established relationships with one or more local insurance company claims adjusters.  We also compete with larger companies that offer a broader selection of complementary services. Changes in the competitive landscape, including the performance by our property and casualty insurance company customers of a greater degree of claims evaluation services in-house, could negatively affect our business.

Each of our business units derive a significant percentage of its revenues from a limited number of customers, such that a loss of some or all of the business of one or more customers over a short period of time could have a material adverse effect on our results of operations.

Each of our business units, including our core Portamedic business, derives a significant percentage of its revenues from a limited number of customers.  Losing some or all of the business of one or more of these customers can result in a significant reduction in the revenues of the applicable business unit.  For example, in 2007, Heritage Labs was unsuccessful in its bid to retain the business of its largest customer, from which it derived roughly $4 million in revenues annually, representing over 20% of its revenues in 2007.  In 2006, our Underwriting Solutions business was advised by its largest customer that the customer intended to pursue a multi-vendor policy for fulfillment of its underwriting needs.  In 2007, Hooper Evaluations’ largest customer similarly adopted a multi-supplier strategy.  In such cases, we face significant challenges in the short term in replacing the lost revenues.  Further, the loss of business from key customers can negatively affect our cash flows from operations.

A number of circumstances could prompt our loss of one or more key customers or a substantial portion of its or their business.  For example, many organizations in the insurance industry have consolidated; if one of our customers were to be acquired or merged into another company for whom we do not provide services, we could lose the acquired company’s business.  Additionally, we could lose one or more significant customers due to competitive pricing pressures or other reasons.

If we cannot maintain and upgrade our information technology platform so that we can meet critical customer requirements, the competitiveness of our businesses will suffer.

In each of our businesses, the speed with which we make information available to our customers is critical.  As a result, we are dependent on our information technology platforms and our ability to store, retrieve, process, manage and enable timely customer access to the health-related and other data we gather on behalf of our customers.  Disruption of the operation of our IT systems for any extended period of time, loss of stored data, programming errors or other system failures could cause customers to turn elsewhere to address their service needs.

In addition, we must continue to enhance our IT systems – potentially at substantial cost – to keep pace with our competitors’ service and product enhancements.  We may not be able to develop or acquire replacement resources or to identify and acquire new technology resources to support and grow our businesses.  This is particularly an issue with our Portamedic branch office customer service order tracking system, a key tool in running the Portamedic business.  We license the system software and, as such, may have difficulties in the future getting improvements or enhancements to the software or may find that doing so is an expensive proposition.

Improper actions by our paramedical examiners or our physician practitioners could result in claims against us and/or our incurring expenses to indemnify our clients.

Improper actions by our paramedical examiners or our physician practitioners could result in claims against us or require us to indemnify our clients for any harm they may suffer.  For example, in the first quarter of 2006 a life insurance company client informed us that, after investigation, it had determined that it issued certain life insurance policies that were procured by fraudulent means employed by insurance applicants, the client’s agents, the Company’s sub-contracted examiners and others.  We have since reached an agreement in principle with this client under which we will pay $500,000 to the client.  In addition to the risk of actual or threatened litigation and the potential for incurring expenses stemming from such litigation, there is also a risk that the client relationship may be damaged, such that we experience a drop-off in the volume of business from the client or the complete loss of the client’s business.

Our failure to provide accurate health-related risk assessment or claims evaluation data or analyses of that data may result in claims against us.

The clients of each of our business units that make up or Health Information Division rely on the accuracy of the medical data we gather on their behalf – whether derived from a Portamedic paramedical exam, an Infolink tele-interview, a Health & Wellness screening, a Heritage Labs’ specimen test, or our Underwriting Solutions underwriting resources – in connection with their insurance underwriting, interventional programs, patient treatment and other decisions.  As a result, we face exposure to claims that may arise or result from the decisions of our customers based on inaccurate data and/or faulty analysis of such data.  We maintain professional liability insurance and such other coverage as we believe appropriate, but such insurance may prove insufficient.

Our operations and reputation may be harmed if we do not adequately secure information.

Federal and state laws regulate the disclosure of specimen test results and other nonpublic medical-related personal information.  If we do not protect the confidentiality of such results in accordance with applicable laws, we could face significant liability.

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

Our operations could be adversely affected by the effects of a natural disaster or an act of terrorism.

Our operations – in particular, that of the Heritage Labs laboratory, would be adversely affected in the event of a natural disaster, such as a tornado or hurricane, or an act of terrorism.  While Heritage Labs has a back-up lab facility and disaster recovery plans, damage to its primary laboratory could nonetheless disrupt its ability to provide its testing services, which could have a material adverse effect on its operations and business.

ITEM 1B	Unresolved Staff Comments

Not applicable.

ITEM 2	Properties

Our corporate headquarters consists of a five building complex located at 170 Mt. Airy Road, Basking Ridge, New Jersey approximately 45 miles southwest of New York City. Of approximately 53,000 total square feet of office space, we maintain our operations in approximately 45,000 square feet and the balance is leased or available for lease to several tenants.  We have pledged our corporate headquarters as collateral under our asset-based lending facility provided by CitiCapital Commercial Corporation.

We lease our regional operations centers, and our approximately 110 Portamedic branch offices, with the term of such leases typically being three years.

We also lease 9,200 square feet in Allentown, PA for a business continuity and operations center.

We believe that, in general, our facilities are suitable and adequate for our current and anticipated future levels of operations and are adequately maintained.  We believe that if we were unable to renew a lease on any of our facilities, we could find alternative space at competitive market rates and relocate our operations to such new location without material disruption to our business.

ITEM 3	Legal Proceedings

On January 25, 2005 Sylvia Gayed, one of the Company’s examiners in California, filed a class-action lawsuit against the Company in the Superior Court of California, Los Angeles County, alleging violations of California’s wage and hour laws.  The complaint alleged that the Company failed to pay overtime wages, provide meal and rest periods and reimbursement for expenses incurred by examiners in performing examinations.  We currently employ approximately 400 examiners in California and have employed in excess of 1,400 examiners in California over the past 60 months.  Following a mediation on December 6, 2006, the parties reached a settlement, pursuant to which the Company will pay the sum of $1.2 million to the class members in full settlement of this lawsuit.  The court granted final approval of the settlement on July 16, 2007.  Payment of $0.7 million was made on October 3, 2007, and the balance of the settlement was paid on March 5, 2008.

In 2006, a life insurance company client informed the Company  that, after investigation, it determined that certain life insurance policies that it issued were procured by fraudulent means employed by insurance applicants, the client’s agents, the Company’s sub-contracted examiners, and others.  On December 14, 2007, the client filed a Demand for Arbitration, in which it alleged damages in excess of $5.0 million.  The Company believes it had strong defenses to the client’s claim, but in order to avoid the time and expense of litigation, and to preserve a valuable client relationship, the Company has agreed in principle to pay the client $0.5 million.  The Company expects to make this payment during the second quarter of 2008.

On February 28, 2008, a physician, John McGee, M.D., filed suit in the United States District Court for the Eastern District of New York in which he alleged, among other things, that Allstate Insurance Company and the Company’s subsidiary, Hooper Evaluations, Inc., along with other named plaintiffs, violated various laws, including the Racketeer Influenced Corrupt Organization Act, in connection with the arranging of independent medical examinations.  The Company has yet to receive formal service in connection with this action.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.

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

On July 11, 2003, the Company received a determination from the Internal Revenue Service that one individual the Company contracted with as an independent contractor should have been classified as an employee in 2002.  This ruling also applies to any other individuals engaged by the Company under similar circumstances. The ruling states that the Company may not be subject to adverse consequences, as the Company may be entitled to relief under applicable tax laws (Section 530 of the Revenue Act of 1978).  Management believes that the Company qualifies for relief under Section 530.  To date, the Company has not received any further communication from the Internal Revenue Service.

In addition to the matters described above, in the normal course of business we have been named, from time to time, as a defendant in various legal actions arising in connection with our business activities.  These legal actions may include lawsuits alleging negligence or other similar legal claims.  Certain of these actions may include claims for substantial damages or claims for an indeterminate amount of damages, and could have an adverse effect on our client base and reputation.  We maintain various liability insurance coverages (e.g., general liability and professional liability) for claims that could arise.  In the opinion of management, we believe we have substantial legal defenses and/or insurance coverage with respect to all of our pending legal actions.  Accordingly, none of these actions is expected to have a material adverse effect on our liquidity, consolidated results of operations or consolidated financial position.

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

	2007		2006
Quarter	High	Low	High	Low
First	4.50	3.10	3.80	2.24
Second	4.58	2.87	3.25	2.50
Third	3.25	1.86	3.85	2.71
Fourth	2.37	1.44	3.65	2.92

The following graph shows a comparison of cumulative total returns for an investment in our common stock, versus both the S&P 500 Composite Index and the Russell 2000 Index. It covers the period commencing December 31, 2002 and ending December 31, 2007. The graph assumes that the value for the investment in our common stock and in each index was $100 on December 31, 2001 and that all dividends were reinvested. This graph is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.  The Company does not believe that an appropriate, published industry or line of business index is available.

	For the years ended December 31,
	2002	2003	2004	2005	2006	2007
Hooper Holmes, Inc.	$100	$101.47	$98.18	$43.29	$56.19	$29.20
S&P 500 Composite Index	$100	$126.38	$137.75	$141.88	$161.20	$166.89
Russell 2000 Index	$100	$145.37	$170.08	$175.73	$205.61	$199.96

Holders

According to the records of our transfer agent, Registrar and Transfer Company, Cranford, NJ, as of February 15, 2008, there were 1,109 holders of record of our common stock.

Dividends

No dividends were paid in 2007 and 2006, as directed by a resolution of the Board of Directors. In 2005, the Company paid quarterly dividends per share as follows: (dollars)

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

Recent Sales of Unregistered Securities

Stock Grants to Non-Employee Directors

On May 30, 2007, the Company’s shareholders approved the Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”).

The 2007 Plan provides for the automatic grant, on an annual basis, of:

•
in the case of each non-employee member of our Board of Directors other than the non-executive chair of the Board (or the Lead Director, if there is no non-executive chair of the Board), 5,000 shares of the Company’s common stock: and

•	in the case of the non-executive chair of the Board (or the lead director, if there is no non-executive chair of the Board), 10,000 shares of the Company’s common stock.

The initial grant occurred on June 1, 2007 and the automatic annual grants will occur on June 1 of each year thereafter during the ten-year duration of the 2007 Plan.

The 2007 Plan also provides for the Board’s grant of a number of shares of the Company’s common stock to any non-employee director who is first elected to the Board after May 30, 2007.  The number of restricted shares to be awarded under such circumstances will be determined by the Board, after consideration of the recommendation of the Compensation Committee.

The Company has issued an aggregate of 45,000 shares of its common stock to the eight-non-employee directors who served on the Board as of June 1, 2007.  All of the shares issued are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933 (the “Securities Act”).  These share issuances were exempt from registration pursuant to Section 4(2) of the Securities Act as “transactions not involving a public offering.”  No underwriter participated in these transactions, nor was any commission paid.

The 2007 Plan provides that shares may not be sold or transferred by a non-employee director until the date of termination of such director’s service on the board; provided, however, that if a director has not served at least four years on the Board at the time his or her service is terminated, then the restriction on sale or transfer shall continue until the fourth anniversary of the date such director first became a member of the Board.

Option Grants to Employees; Shares Purchased under Employee Stock Purchase Plan

In the third quarter of 2007, the Company became aware that it did not file with the SEC a registration statement on Form S-8 to register the shares of its common stock issuable under either the Hooper Holmes, Inc. 2002 Stock Option Plan (the “2002 Stock Option Plan”) or the Hooper Holmes, Inc. Stock Purchase Plan (2004) (the “2004 Employee Stock Purchase Plan”) at the time such plans were approved by the Company’s shareholders in May 2002 and May 2003, respectively.  To address this oversight, the Company filed with the SEC a registration statement on Form S-8 (the “Registration Statement”) covering shares that remain issuable under these plans, on November 13, 2007.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

We did not repurchase any shares of our common stock during the fourth quarter of our fiscal year ended December 31, 2007.

ITEM 6	Selected Financial Data

The following table of selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this annual report. The statement of operations data set forth below for each of the years in the three year periods ended December 31, 2007, and the balance sheet data as of December 31, 2007 and 2006, have been derived from, and are qualified by reference to, our consolidated financial statements appearing elsewhere in this annual report. The statement of operations data for the years ended December 31, 2004 and 2003, and the balance sheet data as of December 31, 2005, 2004 and 2003, are derived from the Company’s consolidated financial statements that are not included in this annual report.

(in thousands except for share data)	2007		2006		2005		2004	2003
Statement of operations data:
Revenues	$237,677		$255,210		$278,147		$286,314	$277,617
Operating income (loss) from continuing operations	(16,486)	(a)	(51,355)	(b)	(122,444)	(c)	15,360	24,720
Interest expense	206		148		230		294	204
Income (loss) from continuing operations	(16,750)		(80,645)		(83,734)		8,670	14,845
Income (loss) from discontinued operations	9,443		(5,446)		(13,067)		1,345	1,001
Net income (loss)	(7,307)		(86,091)		(96,801)		10,015	15,847

Basic earnings (loss) per share:
Income (loss) from continuing operations	(0.24)		(1.21)		(1.28)		0.13	0.23
Income (loss) from discontinued operations	0.14		(0.08)		(0.20)		0.02	0.01
Net income (loss) per share	(0.11)		(1.29)		(1.48)		0.15	0.24

Diluted earnings (loss) per share:
Income (loss) from continuing operations	(0.24)		(1.21)		(1.28)		0.13	0.23
Income (loss) from discontinued operations	0.14		(0.08)		(0.20)		0.02	0.01
Net income (loss) per share	$(0.11)		$(1.29)		$(1.48)		$0.15	$0.24
Cash dividends per share	-		-		$0.06		$0.06	$0.05
Weighted average shares – basic	68,476,194		66,804,605		65,513,451		64,996,778	64,733,346
Weighted average shares – diluted	68,476,194		66,804,605		65,513,451		66,534,421	66,598,604
Balance sheet data (as of December 31):
Working capital(d)	$22,135		$22,242		$39,427		$58,147	$73,625
Total assets	65,938		85,210		162,567		275,108	256,019
Current maturities of long-term debt	-		-		1,046		1,067	1,028
Long-term debt, less current maturities	-		-		-		1,000	2,000
Total long-term debt	-		-		1,046		2,067	3,028
Stockholders’ equity	$41,909		$47,969		$128,727		$227,959	$219,876

(a)	Includes goodwill and intangible asset impairment charges of $5.7 million and $0.6 million, respectively, along with restructuring and other charges totaling $4.7 million.
(b)	Includes goodwill and intangible asset impairment charges of $31.3 million and $1.8 million, respectively, along with restructuring and other charges totaling $10.2 million.
(c)	Includes goodwill and intangible asset impairment charges of $102.1 million and $18.0 million, respectively, along with restructuring and other charges totaling $6.6 million.
(d)
Working capital includes the net assets and liabilities of discontinued operations treatment for the years 2006-2003, including assets and liabilities of $13.3 and $8.3 in 2006, $14.7 and $6.3 in 2005, $36.0 and $12.5 in 2004 and $20.6 and $10.0, in 2003, respectively.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements.  See page 3 of this annual report on Form 10-K for information regarding our use of forward-looking statements in this annual report.  This discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in Item 8 of this annual report.

Overview

As discussed in greater detail in Item 1 (“Business”), we currently engage in businesses that are managed as two separate divisions: the Health Information Division and the Claims Evaluation Division.

Our Health Information Division (HID) consists of the following businesses:

•	Portamedic – which performs paramedical and medical examinations of individuals seeking insurance coverage, mainly life insurance;

•
Infolink – which conducts telephone interviews of individuals seeking life insurance coverage, and retrieves the medical records of such individuals, to gather much of the medical information needed in connection with the application process;

•
Health & Wellness – established in 2007, conducts wellness screenings for health management companies, including wellness companies, disease management organizations and health plans (the results of this business are currently reported in our Portamedic business unit – approximately 65% - and our Heritage Labs business unit – approximately 35%);

•
Heritage Labs – which performs tests of blood, urine and/or oral fluid specimens, primarily generated in connection with the paramedical exams and wellness screenings performed by our Portamedic and Health & Wellness business units, and assembles and sells specimen collection kits; and

•	Underwriting Solutions – which is a provider of underwriting services.

Our Claims Evaluation Division (CED) consists of Hooper Evaluations, which provides claims evaluation services – principally independent medical exams, or IMEs – for property and casualty (P&C) insurance carriers, law firms, self-insureds and third-party administrators for use in processing personal injury accident claims.

Our Health Information Division accounted for 87.8%, 87.7% and 86.2% of our total revenues in 2007, 2006 and 2005, respectively.  Our core Portamedic paramedical examination business accounted for 70.9% of our HID revenues and 62.2% of our total revenues in 2007.  In 2006 and 2005, Portamedic accounted for 70.6% and 71.7% of HID revenues and 61.9% and 61.8% of our total revenues, respectively. Our Claims Evaluation Division accounted for 12.2%, 12.3% and 13.8% of our total revenues in 2007, 2006 and 2005, respectively.

Basis of Presentation of Management’s Discussion and Analysis

On May 30, 2007, we committed to a plan to sell our United-Kingdom-based subsidiary, Medicals Direct Group (MDG), through which we provided medical-related risk assessment services in the United Kingdom.  The decision to sell MDG was based on several factors, including our perception that MDG had a limited ability to make a significant contribution to our long-term strategic goals.  We completed the sale in October 2007 for an aggregate purchase price of $15.3 million.  Upon closing the transaction, we received a cash payment of $12.8 million, net of $1.2 million in closing adjustments.  In addition we incurred $1.0 million of expenses related to the sale. We are scheduled to receive additional consideration post-closing as follows: $0.5 million within nine months of closing; and $0.8 million within 24 months of closing.  In the fourth quarter of 2007 we recognized a net gain on the sale of approximately $9.2 million.  See Note 5 to our consolidated financial statements included in this annual report. Except where specific discussion of MDG is made, our discussion of our results of operations and financial condition excludes MDG for all periods presented.

2007 Highlights and Business Outlook for 2008

Leadership Transition

On February 5, 2008, James D. Calver resigned from his positions as the President and Chief Executive Officer of the Company, and as a member of our Board of Directors. The Board appointed Roy H. Bubbs, a member of the Board, to serve as the interim President and CEO.  Mr. Bubbs has served as a member of the Board since being elected to the Board by the Company’s shareholders at the May 2007 annual shareholders’ meeting.

Mr. Bubbs has been in the financial services industry for 34 years.  As President of Mony Partners he created the brokerage division for the Mony Group, leading strategy, infrastructure, operations and business plan implementation.   His experience in expanding distribution channels, instituting new technology platforms and developing new product portfolios enabled Mony to generate significant growth.  Prior to joining Mony, Mr. Bubbs was Senior Vice President for Manulife, US, where his responsibilities included developing and implementing a multiple distribution channel strategy to reinvigorate insurance sales and eliminate distribution expense losses.  For the first 24 years of his career, Mr. Bubbs was with Cigna, where he served as an agent, agency manager and senior executive.  As Senior Vice President, he was responsible for half of Cigna’s career agency sales force.  He also ran the distribution and field service unit for Cigna’s Pension Division and built the Annuity Division.

We believe that achieving acceptable profitability levels will require top-line revenue growth, including the reversal of past revenue declines experienced in our core Portamedic business. We have approvals from over 90% of the insurance carriers in the marketplace, and yet our number of paramedical examinations completed on life insurance applicants continues to decline in our Portamedic business unit.  We must achieve greater success in turning carrier approvals into unit sales at the local agent, corporate and brokerage levels.  Under our new leadership, we are taking steps to strengthen our local sales force: we are hiring more sales representatives, streamlining our sales tracking systems, improving sales training, and focusing sales incentives on increases in paramedical exams completed (i.e. unit goals).  In our Portamedic business unit, we will continue to take advantage of cost saving opportunities as they arise, but our focus in 2008 will be on increasing profitable revenue.

 Portamedic/Infolink

The rate of decline in the number of paramedical examinations completed by our Portamedic business increased to 13% in the fourth quarter 2007 compared to the corresponding period of 2006, a rate of decline that exceeded our 11% decline experienced in the first nine months of 2007.  As a result of certain initiatives implemented in 2007, we had expected the rate of decline to lessen in the second half of the year.  The rate of decline for the full year 2007 was 12% compared to 2006.

There were approximately nine million applications for life insurance submitted in 2007. As a result, notwithstanding the rate of decline in applications submitted; we believe that the market continues to offer attractive opportunities to a company that can sell its services effectively and distinguish itself from its competitors.

We are taking the following steps to strengthen our sales and distinguish ourselves from our competitors:

•	We have introduced our Portamedic Platinum service, which provides reduced cycle times and a better quality of service for high-premium insurance applications.

•	We have also introduced our Mature Assessment service, which enables insurance carriers to make better underwriting decisions on older applicants.

•
In March 2008, we are scheduled to introduce a new quality/imaging platform for all paramedical exam reports.  This platform allows our examiners to send their examination reports to our third-party vendor, which will image the reports.  This new imaging platform is expected to reduce cycle time by providing a more efficient customer service review of examination reports.

•
We have introduced a revised fee payment system for our examiners.  We now pay examiners’ fees according to a set payment schedule for each service an examiner provides.  Previously, examiners were paid a percentage of the dollar amount of the fees we billed to insurance carriers.  As this new payment system makes it easier for examiners to predict their income (fixed vs. variable), we are expecting it to improve examiner retention and productivity.

•
We expect to begin introducing managed scheduling across the Portamedic business in May 2008.  Currently, many of our examiners schedule their own appointments with applicants, and it may take 6 to 7 days to schedule an examination.  In those markets where we have introduced managed scheduling on a pilot basis, we have reduced the time required to schedule an examination to as little as 3 to 4 days.

In 2008, market conditions are expected to remain difficult for Portamedic.  Although the number of paramedical examinations Portamedic performs continues to decline, we believe that we are the market leader in the industry.  We also believe that the steps we are taking in 2008 to improve our selling ability and the quality of our services will enable us to increase the number of paramedical examinations that Portamedic completes each year.

However, our focus in 2008 will be on increasing profitable revenue.  We have a small number of accounts where it actually costs us more than we charge to deliver our services.  While we will try to renegotiate these contracts, we may in some cases terminate the account when the applicable contractual obligations expire.  This effort to eliminate unprofitable revenue may increase the rate of decline in the number of paramedical examinations Portamedic completes each year.

Heritage Labs

Heritage Labs’ business consists principally of performing tests of blood, urine and/or oral fluid specimens; and the assembly and sale of kits used in the collection and transportation of such specimens to its lab facility.  In 2007, approximately 65% of Heritage’s revenue came from lab testing and 35% came from the sale of specimen kits.

Since much of Heritage’s revenue originates from paramedical exam companies (including Portamedic), Heritage is affected by the same negative market trends affecting Portamedic, namely the decline in the number of life insurance applications.  In response, Heritage has taken steps to expand its marketshare and increase revenues:

•
Heritage is strengthening its sales force.  Heritage expects to fill the newly-created position of VP of Sales with an individual with significant experience in the life insurance industry, in the first quarter of 2008.  It also expects to add a Medical Director in the first quarter.

•	We have added incentives for Portamedic sales representatives to sell Heritage Lab’s services.

•
Heritage continues to expand its kit assembly business.  Heritage is an FDA-registered Class I and Class II medical device assembler.  Of the three laboratories providing testing services to the insurance industry –only Heritage is licensed to assemble kits.

•
In the first quarter of 2008, Heritage began to market a line of self-collected finger stick test kits under the trade name “Appraise”.  These kits test hemoglobin A1c, lipids, and microalbumin.  The hemoglobin A1c test is particularly important for diabetics, who must constantly monitor their hemoglobin A1c levels.

One major challenge in 2008 for Heritage Labs is the loss of a significant customer who will transfer their lab testing services to a different company’s lab.  The customer expressed no dissatisfaction with Heritage in terms of quality or service.  As a result of this loss of revenue, Heritage’s annual revenues are expected to decline by approximately $4.0 million, beginning towards the end of the first quarter of 2008.

Hooper Holmes Underwriting Solutions (HHUS)

Our Underwriting Solutions business provides underwriting services (including full underwriting, simplified issue underwriting, trial application analysis, telephone interviewing, and “point of sale” services), retrieves and summarizes attending physicians’ statements (APSs), retrieves prescription histories, and performs underwriting audits.

HHUS made strong progress in 2007 in migrating from their significant reliance on one major customer.  Although revenue was down 16% in 2007 as a result of this migration, revenues from new HHUS customers approximated $3.9 million in 2007.  HHUS now provides underwriting services to 57 companies.  In 2008, replacing this lost revenue will remain a challenge, along with the previously noted declining number of applications for life insurance.  In response, not only is HHUS making efforts to expand its existing lines of business, it is also seeking to expand its role in the rapidly growing life settlements market.  HHUS’s role in the life settlement market is to assist the life settlement brokers and providers by gathering medical-related information on the policyholder and assigning a life expectancy rating.  At present, HHUS is a small player in this market.  We are seeking to obtain a life settlement license in the State of Florida, which we see as being important to the growth of our life settlement business.  However, HHUS is facing various regulatory challenges in connection with the application, stemming from it being part of a publicly-traded company.  HHUS is currently working with the State of Florida to resolve these issues.

Health & Wellness

Our Health and Wellness business, established in 2007, exceeded our expectations, recording approximately $5.0 million in revenues and completing approximately 100,000 health screenings.  We provided our services to 15 health management companies in 2007.  The results of our Health & Wellness business are currently reported in our Portamedic business unit (approximately 65% of the H&W revenue) and Heritage Labs (approximately 35% of the H&W revenue).

H&W’s services include event scheduling, provision and fulfillment of all supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges, lab coats, bandages, etc.) at screening events, event management, biometric screenings (height, weight, BMI, hip, waist, neck, pulse, blood pressure) and  blood draws via venipuncture or fingerstick, lab testing, participant and aggregate reporting, data processing and data transmission.  Heritage Labs does all of the testing on the samples we collect at health and wellness screenings.

Through a strategic partnership, H&W is also able to provide the “Know Your Number” suite of reporting services.  Know Your Number includes an online health risk assessment, participant report, physician report, participant letter with interventional recommendations, and an aggregate report with interventional recommendations.

According to the Boston Consulting Group, in a report entitled “Realizing the Promise of Disease Management,” issued in February 2006, the disease management/health and wellness market could be approximately $500 million by 2010.  We believe that we are well-positioned to capture a significant share of that market.  However, the success of H&W will depend in part upon the proven success of disease management and health and wellness initiatives.  If the return on investment in these initiatives is not sufficiently high, our Health and Wellness business may not reach its full potential.  Notwithstanding, in 2008 we believe we are well positioned to capitalize on this opportunity given our Company’s unique set of assets, including our own lab (Heritage), systems and personnel and access to our network of paramedical examiners.

Claims Evaluation Division (“CED”)

Our Claims Evaluation Division’s services encompass arranging independent medical exams (IMEs).  An IME is a medical examination by a doctor other than the claimant’s physician for the purpose of rendering an objective opinion regarding the nature, origin, and treatment of an injury, typically to establish whether the claimant needs further treatment or is disabled, or to determine what medical expenses are eligible for payment or reimbursement.  In addition to IMEs, CED also provides other ancillary services to its customers.

We believe that the market for CED’s services may be contracting. There are a number of factors that may be contributing to this trend, including:

•	the decrease in manufacturing employment levels in the United States and the associated decline in the rates of workplace injuries and, in turn, workers’ compensation claims;

•	the reported decline in the number of people injured in automobile accidents in the United States; and

•	changes in state laws and regulations that may reduce the need for our services.

In 2008, CED will implement new technology in an effort to make the delivery of its services more efficient to our customers.  It is also diversifying its client base within the regions it operates.

Write-Down of Long-Lived Assets and Goodwill

In the third quarter of 2007, the following events and circumstances triggered an impairment evaluation of our  long-lived assets, including amortizable intangible assets, as well as the acceleration  of our annual goodwill impairment analysis which we historically performed in the fourth quarter:

•	declining revenues and operating profits during the second and third quarters of 2007 compared to 2006 and the expectation that this decline will continue into the fourth quarter;

•	2007 quarterly and year-to-date revenues and operating income were significantly below budget and the expectation of below budget revenues and operating income continuing for the remainder of 2007;

•	continued contraction of the principle markets served by the CED; and

•	reduced revenues from three of the CED’s largest customers who have expanded their vendor base resulting in fewer cases referred to the CED.

Upon completion of the impairment tests, we recorded non-cash impairment charges to long-lived assets and goodwill of $0.6 million and $5.7 million, respectively.  The $5.7 million goodwill impairment charge represented a write-off of all remaining goodwill.  As of December 31, 2007, there is no goodwill on our balance sheet. For more information regarding these impairment charges, see the discussion under "Results of Operations - Impairment of Long-Lived Assets and Goodwill."

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

In 2007, we primarily focused on tracking our actual results relative to our forecasts and budgets, and measuring the degree of success of efforts to align our costs with lower revenue levels.

With respect to our Health Information Division, we monitored the following metrics:

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

With respect to our Claims Evaluation Division, we monitored the following metrics:

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations in 2007, 2006 and 2005

The table below sets forth certain consolidated statements of operations and other data, and certain key statistics, for the periods indicated.

Revenues by Component Businesses and Reporting Segments

(in thousands)	For the Years Ended December 31
	2007	% Change	2006	% Change	2005

HID
Portamedic	$147,920	-6.4%	$157,987	-8.1%	$171,916
Infolink	28,089	-12.5%	32,098	2.6%	31,274
Heritage Labs	19,186	7.4%	17,860	-6.8%	19,166
Underwriting Solutions	13,437	-15.8%	15,962	-7.7%	17,300
Total HID	208,632	-6.8%	223,907	-6.6%	239,656
CED	29,045	-7.2%	31,303	-18.7%	38,491
Total	$237,677	-6.9%	$255,210	-8.2%	$278,147

Revenues

Consolidated revenues for the year ended December 31, 2007 were $237.7 million, a decline of $17.5 million or 6.9% from the corresponding period of the prior year. Revenues for the year ended December 31, 2006 were $255.2 million or $22.9 million and 8.2% below 2005 results. As explained in greater detail below, similar market forces influenced the revenues and operating results of our two divisions, and the component businesses within our Health Information Division throughout the three year period ended December 31, 2007.

Health Information Division

Our Health Information Division’s (HID) revenues of $208.6 million for the year ended December 31, 2007 were $15.3 million or 6.8% below the prior year.  Revenues for the year ended December 31, 2006 were $15.7 million or 6.6% below the corresponding period in 2005.

Portamedic

The decline in revenues of our Portamedic business has been the primary reason for the decline in HID revenues.  The decline in Portamedic revenues for the years ended December 31, 2007, 2006 and 2005 reflect the net impact of:

•	fewer paramedical examinations performed; 1,999,000 in 2007, 2,264,000 in 2006, and 2,470,000 in 2005;

•
higher average revenue per paramedical examination in 2007 ($76.72 in 2007 vs. $72.73 in 2006) primarily attributable to 2007 price increase, and a lower average revenue per examination in 2006 ($72.73 in 2006 vs. $73.15 in 2005); and

•
revenue of approximately $3.3 million related to health screenings for our Health & Wellness services, established in early 2007.  Health screenings are similar to a paramedical examination, but are completed for health management companies, instead of insurance customers;

We attribute the reduction in the number of paramedical examinations performed in 2007 and 2006 to the continued decline in life insurance application activity in the United States (as reported by the MIB Life Index) and therefore the need for fewer paramedical examinations.  In addition to the decline in the number of exams resulting from a decrease in life insurance application activity, 2007 revenue also declined due to:

•
the consolidation/closing of certain Portamedic offices due to profitability considerations.  A significant amount of Portamedic volume is derived from local agents and brokers, which has been negatively impacted by the elimination of certain offices;

•	the loss of a customer in late 2006 due to pricing, which resulted in a revenue decline of approximately $1.8 million in 2007 compared to 2006; and

•	reduction in revenue of approximately $2.8 million from a client due to automation requirements which we could not meet within the customer specified timeframes.

The reduction in revenue in 2006 reflects the continuing effect of the loss of a significant customer which began in the first quarter of 2005, and accounted for approximately 2.0% of the Portamedic’s revenues in 2005.  The lower average revenue per exam is primarily attributable to downward pricing pressure in both 2006 and 2005 from our insurance company customers in an effort to control their costs.

Infolink

Our Infolink business, tele-underwriting/interviewing and attending physician statement (“APS”) retrieval, the latter representing the larger of the two Infolink revenue components, decreased 12.5% to $28.1 million for the full year of 2007 versus the same period of the prior year.  The decrease in revenues reflects (i) a decrease in the number of APS units and the number of tele-interviewing units attributable to the reduced number of orders received as a result of our consolidation of branch office APS’ into our centralized facility in Kansas City, KS in 2006 and (ii) the overall decline in life insurance application activity.

Tele-interviewing units declined 15.5% during 2007 compared to the same period of the prior year, due to a significant volume reduction from one major customer. The advantages offered by Teledex orders has not been fully embraced by our insurance company clients as most are not prepared to accept this information electronically.  However, the average revenue per unit increased approximately 10.9% for 2007 compared to the same period in the prior year, primarily due to a price increase instituted for certain customers.

Our revenues in 2006 from our Infolink business were $32.1 million, an increase of 2.6% compared to 2005.  The increase was attributable to an increase in customers utilizing our tele-underwriting services, along with an increased number of reports requested from existing customers.

Heritage Labs

Heritage Labs’ revenues in 2007 were $19.2 million, an increase of $1.3 million or 7.4% compared to 2006.  Although Heritage Labs tested fewer specimens (751,000 vs. 805,000) in 2007 compared to the prior year, Heritage’s average revenue per specimen tested increased in 2007 ($16.27 vs. $15.08).  In 2007, Heritage also generated approximately $1.7 million in revenue from lab testing and specimen kits related to wellness health screenings.  The reduced demand for Heritage Labs’ services from insurance companies is primarily attributable to a reduction in the number of paramedical examinations completed by the Company’s Portamedic business unit.  Approximately 80-85% of total specimens tested by Heritage originate from a Portamedic paramedical exam.  The increased average revenue per specimen is primarily due to a change of business mix, with a greater emphasis on more complex testing.

Heritage Labs’ revenues in 2006 were $17.9 million, a decline of $1.3 million or 6.8% compared to 2005.  Heritage Labs tested fewer specimens (805,000 vs. 861,000) in 2006 compared to 2005. Heritage’s average revenue per specimen tested increased in 2006 ($15.08 vs. $14.16).  The reduced demand for Heritage Labs’ services was primarily attributable to the loss of a client as a result of that client being acquired by another insurance company, which is not a customer of Heritage Labs, along with volume reductions at a customer resulting from its decision to distribute their lab-testing among several suppliers.  The increased average revenue per specimen was primarily the result of greater utilization of additional tests.

Heritage Labs’ laboratory currently operates at approximately 65% of capacity.  We are exploring business opportunities, including specimen collection kit assembly and opportunities in the wellness and disease management markets, to utilize the additional capacity of our laboratory.

Underwriting Solutions

Underwriting Solutions revenues declined 15.8% in 2007 to $13.4 million compared to the same period in the prior year.  The decrease is primarily due to reduced revenue in 2007 from one major client of approximately $6.5 million.  In 2006, this client decided that in order to mitigate its risk in utilizing Underwriting Solutions as its sole outsourced underwriter, the client expanded its underwriter supplier network.  This loss of revenue was partially offset by increased revenue from new customers of approximately $4.0 million, as Underwriting Solutions aggressively pursued these new opportunities.

Underwriting Solutions’ revenues in 2006 of $16.0 million were down $1.3 million or 7.7% compared to 2005.  The decrease was attributable to a reduction in the number of life insurance applications being underwritten for Underwriting Solutions’ customers in 2006.

Claims Evaluation Division

Our Claims Evaluation Division’s (CED) revenues for 2007 were $29.0 million, down $2.3 million (or 7.2%) compared to the full year of 2006.  The decline is primarily attributable to the following:

•
In early 2007, CED was notified by a significant customer that in order to mitigate risk, one of the customer’s major branch offices would migrate to a multi-vendor supply chain.  CED’s loss of the customer’s exclusive business reduced revenues in 2007 by approximately $0.7 million;

•
a reduction in peer reviews in New York State, which we believe reflects increased cost consciousness on the part of property and casualty insurance carriers, self-insureds and third-party administrators and the perception that such reviews have been of limited value in litigating claims;

•	a decrease in the number of workers’ compensation claims filed in the State of Michigan; and

•	a decrease in the number of independent medical exams (IMEs) ordered by our customers when evaluating a claim.

Our Claims Evaluation Division’s revenues for 2006 were $31.3 million, down $7.2 million (or 18.7%) compared to the full year of 2005.  The decline was primarily attributable to the following:

•	a reduction in peer reviews in New York State;

•	a decrease in the number of independent medical exams (IMEs) ordered by our customers when evaluating a claim; and

•	a decrease in the number of claims referred to the division by its existing customer base.

Cost of Operations

Our total cost of operations amounted to $179.5 million in 2007, compared to $196.1 million in 2006 and $206.8 million in 2005.  The following table shows the cost of operations as a percentage of revenues (and, in the case of the HID, further broken down by certain of the component businesses) during the last three years.

	For the Years Ended December 31,
		As a % of		As a % of		As a % of
(in thousands)	2007	Revenues	2006	Revenues	2005	Revenues
HID
Portamedic/ Infolink	$137,928	78.4%	$152,497	80.2%	$157,316	77.4%
Heritage	10,207	53.2%	10,199	57.1%	11,699	61.0%
Underwriting Solutions	10,236	76.2%	10,832	67.9%	10,412	60.2%
Total HID	158,371	75.9%	173,528	77.5%	179,427	74.9%

CED	21,130	72.7%	22,594	72.2%	27,413	71.2%
Total	$179,501	75.5%	$196,122	76.8%	$206,840	74.4%

Health Information Division

Cost of operations for the Health Information Division was $158.4 million in 2007, compared to $173.5 million in 2006 and $179.4 million in 2005. As a percentage of the HID revenues, cost of operations decreased to 75.9% in 2007 compared to 77.5% in 2006.  For the full year 2006, cost of operations increased to 77.5% compared to 74.9% in 2005.

As previously disclosed, we completed a strategic review in 2006 which identified many initiatives targeted to reduce our cost of operations, such as our efforts to better align operating costs with branch office volumes, while eliminating geographic overlap among our branch offices.

The decrease in the cost of operations in absolute dollars and as a percentage of revenues for 2007 compared to 2006 was primarily attributable to:

•	reduced branch operating expenses resulting from branch staff reductions and the consolidations of Portamedic branch offices during 2006 and 2007;

•      the higher average revenue per Portamedic examination; and

•      a lower cost of operations percentage pertaining to our Health & Wellness services, established in 2007.

The increase in the cost of operations as a percentage of the HID’s revenues in 2006 was primarily attributable to:

•	a decline in revenues in our Portamedic, Heritage Labs and Underwriting Solutions businesses, without a corresponding adjustment to the applicable cost structures;

•	higher fees paid to contract paramedical examiners, reflecting the Company's efforts to retain and recruit qualified examiners;

•	the lower average revenue per Portamedic examination; and

•	the higher proportion of segment revenues derived by our lower-margin tele-interviewing/underwriting business relative to our higher-margin Portamedic paramedical exam business.

The increase in cost of operations in 2006 was partially offset by lower material costs for Heritage Labs.

Claims Evaluation Division

Cost of operations for the CED totaled $21.1 million in 2007, compared to $22.6 million in 2006 and $27.4 million in 2005.  The decrease in cost of operations in absolute dollars for 2007 and 2006 compared to the corresponding periods of the prior year are a result of a reduction in direct costs associated with reduced revenue levels in each year. As a percentage of revenues, cost of operations represented 72.7%, 72.2% and 71.2% in 2007, 2006 and 2005, respectively.  The percentage increase in 2007 and 2006 was primarily attributable to:

•	lower revenue levels of our higher margin peer review services; and

•
increased costs associated with administering claims to our expanding geographic customer base. Revenues generated in regions outside of New York and Michigan, where our network of physicians is less extensive, have higher physician costs.

Selling, General and Administrative Expenses

(in thousands)	For the years ended December 31,			Increase (Decrease)
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
HID	$56,444	$58,639	$57,127	$(2,195)	$1,512
CED	7,254	8,416	9,841	(1,162)	(1,425)
Total	$63,698	$67,055	$66,968	$(3,357)	$87

As previously described, we completed a strategic review in 2006 which identified many initiatives which were expected to reduce expenses for both our HID and CED divisions. As reflected in the table above, consolidated selling, general and administrative (SG&A) expenses in 2007 were $3.4 million less than 2006.  The 2006 SG&A amount was $0.1 million higher than in 2005.

Health Information Division

The HID’s SG&A represented 27.1%, 26.2% and 23.8% of segment revenues in 2007, 2006 and 2005, respectively.  The SG&A for the HID segment includes segment SG&A plus SG&A for all corporate overhead departments.

SG&A expenses for the HID segment decreased $2.2 million or 3.7% to $56.4 million for 2007 compared to $58.6 million for 2006.  The reduction in SG&A expenses is primarily due to:

•
reduced Regional and Area managerial salaries and related operating expenses, $0.7 million, along with reduced branch depreciation charges and reduced employee payroll tax costs resulting from branch office consolidations totaling $0.5 million;

•      reduced audit, general insurance costs and business tax fees totaling $1.4 million;

•	reduced intangible asset amortization expense in 2007 of approximately $0.8 million as a result of the Company’s intangible asset impairment charge recorded in 2006.

The decreases listed above were partially offset by the following:

•	increased depreciation costs resulting from continued development of our branch operating systems totaling $0.5 million;

•	increased share-based compensation expense related to stock option grants made during 2006 and 2007, totaling $0.4 million; and

•	increased outside legal costs totaling $0.2 million.

SG&A expenses for the HID segment increased $1.5 million to $58.6 million for the year ended December 31, 2006 compared to $57.1 million for the same period in 2005.

The $1.5 million increase in SG&A in 2006 compared  to 2005 was primarily due to:

•
increased IT costs such as additional data networks, new software license and maintenance fees and increased  depreciation expense in 2006 totaling approximately $2.0 million, resulting from our new branch operating system and financial operating systems;

•	additional 2006 expenses totaling $0.4 million attributable to bank fees related to our previous credit facility and expenses associated with the completion of our 2006 strategic review;

•	increased bad debt expense associated with the Company’s review of the collectability of certain Portamedic accounts receivable of approximately $0.7 million; and

•	increased share-based compensation expense, guaranteed incentive payments and increased business development costs totaling $0.7 million.

The increases listed above have been partially offset by reduced intangible asset amortization expense in 2006 of approximately $2.3 million as a result of the Company’s impairment charge recorded in 2005 for intangible assets.

Claims Evaluation Division

The CED’s SG&A represented 25.0%, 26.9% and 25.6% of segment revenues in 2007, 2006 and 2005, respectively.  In absolute terms, SG&A has decreased in each of the three years ended December 31, 2007.

As a percentage of revenues, SG&A decreased in 2007 compared to 2006 due to expense reduction initiatives identified in the 2006 strategic review, along with savings from the 2006 consolidation of the CED companies into Hooper Evaluations and the resultant headcount reductions.  The increase in SG&A as a percentage of revenues in 2006 over 2005 was due to a decline in revenues without a corresponding reduction to SG&A expenses.

Impairment of Long-Lived Assets and Goodwill

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

Accordingly, we initiated an impairment analysis of our intangible assets and determined that the carrying values of certain intangible assets exceeded their projected undiscounted net cash flows.  Fair values were determined based on discounted cash flows under the relief from royalty method and indicated that an impairment of certain of our intangible assets existed.  Accordingly, in the third quarter of 2007 we recorded an impairment charge totaling $0.6 million.  The impairment charge consisted of an impairment of CED tradenames and customer relationships and is recorded within impairment of goodwill and intangibles in the consolidated statements of operations for the year ended December 31, 2007.

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

We considered all of the impairment indicators previously discussed, as well as the impairment recorded on our intangibles assets and concluded that an impairment analyses of the CED reporting unit goodwill was required during the third quarter of 2007.  We determined the fair values of the CED reporting unit utilizing market-based methodologies.  The analysis indicated that the carrying amount of the CED reporting unit exceeded its fair value.  We have defined our reporting segments (HID and CED) as our reporting units for goodwill accounting.  Accordingly, under SFAS No. 142, we were required to perform the second step of the impairment testing for the CED reporting unit.  This entailed adjusting the assets and liabilities of the CED reporting unit to their fair market values, for purposes of comparing the implied fair value of the reporting unit’s goodwill to the carrying amount of such goodwill. The analysis indicated a goodwill impairment of $5.7 million. This amount was recorded in the third quarter of 2007 and is included in impairment of goodwill and intangibles in the consolidated statement of operations for the year ended December 31, 2007.  The $5.7 million goodwill impairment charge represented a write-off of all remaining goodwill.  As of December 31, 2007, there is no goodwill on our balance sheet.

In the fourth quarter of 2006, we performed our annual goodwill impairment analysis in accordance with applicable accounting pronouncements.  We also deemed it appropriate to test for impairment of our long-lived assets, since certain impairment indicators were present including:

•	a preliminary expectation that the operating loss in the fourth quarter of 2006 was going to be greater than our fourth quarter forecast;

•
the completion of our 2007 operating budget that reflected an assumption that some of the negative trends adversely affecting the Company’s results in 2006 would continue to a greater extent than our previous forecasts for 2007 and thereafter; and

•	notification during the fourth quarter of a further decline in projected revenue for 2007 from a major customer within the Underwriting Solutions business.

Upon completion of the impairment tests, we determined that certain intangible assets as well as goodwill for both reporting units were impaired.  Accordingly, we recorded non-cash impairment charges to certain intangible assets and goodwill of $1.8 million (in HID) and $31.3 million ($1.4 million in CED and $29.9 million in HID), respectively.

In the fourth quarter of 2005, we performed our annual testing for impairment of goodwill, in accordance with applicable accounting pronouncements.  We also deemed it appropriate to test for impairment of long-lived assets, since certain impairment indicators were present including:

•	an operating loss in the third quarter of 2005;

•	a preliminary expectation of an operating loss in the fourth quarter of 2005;

•
projections of operating results in future periods that reflected an assumption that some of the negative trends adversely affecting each of the Company's two divisions (discussed above) would continue; and

•	a decline in the market price of our common stock over a sustained period of time.

Upon completion of the impairment tests, we determined that certain intangible assets as well as goodwill for both reporting units were impaired. Accordingly, we recorded non-cash impairment charges to certain intangible assets and goodwill of $18.0 million ($17.3 million in CED and $0.7 million in HID) and $102.1 million ($26.0 million in CED and $76.1 million in HID), respectively.

Restructuring and Other Charges

For the year ended December 31, 2007, we recorded restructuring and other charges of approximately $4.7 million.  The charges are attributable to:
•	restructuring charges for employee severance and branch office closures totaling $2.9 million;
•	a litigation settlement charge of $0.5 million pertaining to a threatened lawsuit against the Company;
•	the cancellation of a software development project approximating $0.8 million;
•	a settlement with a software provider concerning the use of software for the Company’s Health & Wellness business totaling $0.5 million.

For the year ended December 31, 2006, we recorded restructuring and other charges of approximately $10.2 million.  The charges are primarily attributable to:
•	restructuring charges for employee severance and branch office closures totaling $2.0 million;
•	a fee payable to outside consultants, including expenses, of $5.6 million based on the results of the Company’s 2006 strategic review;
•	a contract cancellation fee related to the early termination of a software resale agreement totaling $0.5 million;
•	legal and audit fees related to the Company’s restatement of its 2004 and 2005 financial statements of approximately $0.9 million; and
•	a litigation settlement charge of $1.2 million pertaining to a lawsuit filed against the Company alleging violations of California wage and hour laws.

For the year ended December 31, 2005, we recorded approximately $6.6 million of restructuring and other charges consisting of:
•	restructuring charges for employee severance and branch office closure costs of $0.6 million;
•	an aggregate of $4.6 million in costs associated with the severance packages of our former chief executive officer, chief financial officer and other senior management members; and
•	the cancellation of a software development project and contract cancellation fees approximating $1.4 million.

Operating Loss from Continuing Operations

Our consolidated operating loss for the year ended December 31, 2007 totaled $16.5 million, compared to a operating loss of $51.4 million in the prior year.  The decrease results from a lower impairment charge on goodwill and intangible assets of $26.8 million ($6.3 million vs. $33.1 million) lower restructuring and other charges of $5.5 million ($4.7 million vs. $10.2 million) and improved operating results of $2.5 million ($5.5 million vs. $8.0 million).

Our consolidated operating loss for the year ended December 31, 2006 totaled $51.4 million, compared to an operating loss of $122.4 million in 2005. The decrease results from a lower impairment charge on goodwill and intangibles of $87.0 million ($33.1 million vs. $120.1 million) partially offset by unfavorable operating results and increased restructuring and other charges.

Health Information Division.  As a result of the factors discussed above, the HID segment recorded an operating loss of $17.1 million for the year ended December 31, 2007, compared to an operating loss of $51.7 million in 2006 and a $123.7 million in 2005.  As a percentage of revenues, the operating loss was (8.2%) for the year ended December 31, 2007, compared to (23.1%) in 2006 and 51.6% in 2005.

Claims Evaluation Division.  Operating income in 2007 was $0.7 million compared to $0.4 million in 2006 and $1.2 million in 2005.  As a percentage of revenues, the CED's operating income was 2.3% in 2007, 1.2% in 2006 and 3.2% in 2005.

Income Taxes

      We have significant deferred tax assets attributable to tax deductible intangibles, capital loss carryforwards, and federal and state net operating loss carryforwards, which may reduce taxable income in future periods.  In 2006, we concluded that based on the decline in revenues and margin, the cumulative tax and operating losses, the lack of taxes in the carryback period, and the uncertainty surrounding the extent or timing of future taxable income, it was no longer more likely than not that we would realize the tax benefits of our deferred tax assets.  Accordingly, we recorded a full valuation allowance on our net deferred tax assets.

The effective tax rate (benefit) for the years ended December 31, 2007, 2006 and 2005 was 0.0%, 55.9% and  (31.8%), respectively.

Discontinued Operations

On October 9, 2007, we completed the sale of MDG for $15.3 million.  A cash payment of $12.8 million, net of closing adjustments of $1.2 million, was received by the Company.  In addition, we incurred $1.0 million of expenses related to the sale.  Additional payments to be received include, $0.5 million within nine months of the closing and $0.7 million within 24 months of the closing.  We recognized a net gain on the sale of approximately $9.2 million, which is reported in discontinued operations in the accompanying consolidated statements of operations.  The sale of MDG resulted in a tax loss however, no tax benefit was recorded as management determined that it would not be able to realize any tax benefit resulting from the loss. (See Note 5)

Net Loss

Net loss for the year ended December 31, 2007 was $7.3 million or ($0.11) per share compared to a net loss of $86.1 million or $(1.29) per share in the same period of the prior year.  In 2005, we reported a net loss of $96.8 million or $(1.48) per diluted share.

Liquidity and Financial Resources

Our primary sources of liquidity are our holdings of cash and cash equivalents and our $25 million revolving credit agreement with CitiCapital Commercial Corporation. At December 31, 2007 and 2006, our working capital was $22.1 million and $22.2 million, respectively.  Our current ratio as of December 31, 2007 was 1.9 to 1, compared to 1.6 to 1 at December 31, 2006.  The increase in our cash and cash equivalents, as of December 31, 2007 is principally attributable to the following:

•	net proceeds of $11.8 million received from the sale of MDG (See Note 5);

•	federal and state tax refunds in 2007 totaling $2.5 million; and

•	a decrease in accounts receivable of $0.5 million.

These increases were offset by the following:

•	restructuring payments related to employee severance and branch office closure costs totaling $2.6 million;

•	capital expenditures of $4.2 million;

•	payment of a contract cancellation fee and fees to outside consultants related to cost saving opportunities identified in our 2006 strategic review, totaling $3.0 million; and

•	payment of a legal settlement with a software provider and partial payment towards the California employment lawsuit settlement (See Note 12), totaling $1.2 million.

Our net cash used in operating activities of continuing operations for the year ended December 31, 2007 was $5.6 million.  If operating losses continue, we may be required to reduce cash reserves, increase borrowings, reduce capital spending or further restructure operations. As of December 31, 2007, our cash and cash equivalents approximated $10.6 million.  As of March 6, 2008, our cash and cash equivalents approximated $6.9 million.  As discussed in Note 10, although we have an available borrowing base of $24.6 million under our revolving credit facility as of December 31, 2007, there is only $14.6 million of borrowing capacity under the credit facility before a financial covenant goes into effect.  The financial covenant requires us to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement with respect to the credit facility), on a trailing 12-month basis, of no less than 1:1.  It is possible that, if we continue to experience losses from operations, our borrowing capacity would be limited to $14.6 million and our liquidity adversely affected.  Based on our anticipated level of future operations, existing cash and cash equivalents and borrowing capability under our credit agreement with CitiCapital Commercial Corporation, we believe we have sufficient funds to meet our cash needs through December 31, 2008.

Cash Flows from Operating Activities

For the years ended December 31, 2007, 2006 and 2005, net cash (used in) provided by operating activities of continuing operations was ($5.6) million, $2.2 million and $5.4 million, respectively.

The net cash used in operating activities of continuing operations for 2007 of $5.6 million reflects a loss of $16.8 million from continuing operations, and includes, non-cash charges of $4.8 million of depreciation and amortization, non-cash impairment charges of $6.3 million of goodwill and intangibles, $1.2 million of share-based compensation expense and a $0.8 million write-off of software. Changes in working capital items included:

•
a decrease in accounts receivable of $0.5 million, primarily due to increased Portamedic cash collections resulting from increased collection efforts primarily in the fourth quarter of 2007. Consolidated days sales outstanding (DSO), measured on a rolling 90-day basis was 46 days at December 31, 2007, compared 45 days at December 31, 2006 (increase in DSO is due to lower revenue in the fourth quarter of 2007 compared to the same period of the prior year);

•	the receipt of $2.5 million in federal and state income tax refunds in 2007, and

•	a decrease in accounts payable and accrued expenses of $5.6 million.

The net cash provided by operating activities of continuing operations in 2006 of $2.2 million reflects a loss from continuing operations of $80.6 million, and includes non-cash charges of $5.4 million in depreciation and amortization, goodwill and intangibles impairment charges of $33.1 million and deferred income taxes of $31.3 million. Changes in working capital items included:

•
a decrease in accounts receivable of $3.9 million, primarily a result of increased cash collections and decreased revenues during the period. Consolidated days sales outstanding (DSO), measured on a rolling 90-day basis was 45 days at December 31, 2006, compared to 46 days at December 31, 2005.

•	an increase in accounts payable, accrued expenses and other long-term liabilities of $5.6 million, primarily due to higher accruals for restructuring and special charges; and

•
a decrease in income tax receivable of $2.6 million reflecting tax refunds received in 2006 totaling $5.4 million, partially offset by income tax receivables recorded relating to our operating loss in 2006 and state income tax overpayments.

The net cash provided by operating activities of continuing operations in 2005  of  $5.4 million reflects a loss from continuing operations of $83.7 million, and includes non-cash impairment charges of $120.1 million and  depreciation and amortization of $7.4 million, offset by a deferred tax benefit of $37.8 million.  Changes in working capital items included:

•
an increase in accounts receivable of $4.9 million, reflecting new contract terms with certain customers that allow for payment beyond the Company-standard of net 30 days.  Consolidated days sales outstanding, measured on a rolling 90-day basis, increased to 51 days at December 31, 2005, compared to 45 days at December 31, 2004;

•
an increase in accounts payable, accrued expenses and other long-term liabilities of $7.5 million, primarily due to increased accruals for severance and restructuring costs and an increase in accounts payable; and

•	an increase in income tax receivable of $5.6 million relating to the recording of a receivable for income tax refunds due from federal and local governments.

Cash Flows used in Investing Activities

For the year ended December 31, 2007, we used $4.2 million in net cash for investing activities of continuing operations for capital expenditures.

Net cash provided by investing activities of discontinued operations during 2007 was $11.8 million, due to the net cash received from the sale of MDG in October 2007.

In 2006, we used $5.9 million in net cash for investing activities of continuing operations, as follows:

•	we made required performance related payments related to prior year acquisitions totaling $0.9 million; and

•	we invested $5.9 million in capital expenditures primarily relating to upgrading our branch operating system software and hardware.

Net cash used for investing activities from discontinued operations in 2006 consisted of the acquisition of Doctors Direct for $1.1 million and capital expenditures of $0.8 million.

During 2005, we used net cash of $3.8 million in investing activities of continuing operations.  We used $5.9 million for capital expenditures, including the upgrading of the Company’s financial software system, branch operating software and hardware and software for the CED’s IT systems development project.  We also redeemed marketable securities of $7.9 million and purchased $1.4 million of marketable securities.  In addition, we made required performance related payments related to the Allegiance Health Inc., Michigan Evaluation Group, Inc., Medimax Inc. and D&D Associates, Inc. acquisitions totaling $4.4 million.

Net cash used for investing activities from discontinued operations in 2005 was $0.7 million and related to capital expenditures.

Cash Flows used in Financing Activities

For the year ended December 31, 2007, cash provided by financing activities of continuing operations was $1.6 million related to proceeds received from the exercise of stock options and the employee stock purchase plan.  Net borrowings during the year were $0.

In 2006, we used $0.5 million in net cash for financing activities of continuing operations, as follows:

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

During 2005, cash flows used in financing activities of continuing operations were $5.5 million which included the payment of $3.9 million in dividends.  In addition, we made a $1.0 million bank debt payment and a $1.8 million payment on the seller financed acquisitions of Heritage Labs International, LLC and Michigan Evaluations Group.  Partially offsetting these uses was $1.4 million received in proceeds derived from the exercise of stock options.

Our Credit Facility

On October 10, 2006, we entered into a three year Loan and Security Agreement, which replaced our amended and restated revolving credit facility dated as of October 29, 1999.  The agreement provides us with a senior secured revolving credit facility, the proceeds of which are to be used for general working capital purposes.  Under the terms of the Loan and Security Agreement, the lender has agreed to make revolving credit loans to us in an aggregate principal amount at any one time outstanding which, when combined with the aggregate undrawn amount of all unexpired letters of credit, does not exceed:

(i)
90% of “Eligible Receivables” (as that term is defined in the Loan and Security Agreement) of the Company and the Company’s subsidiaries providing guarantees of the indebtedness under the facility; plus

(ii)	65% of the fair market value of our corporate headquarters located in Basking Ridge, New Jersey –

provided that in no event can the aggregate amount of the revolving credit loans and letters of credit outstanding at any time exceed $25 million.  The maximum aggregate face amount of letters of credit that may be outstanding at any time may not exceed $1 million.  Our available borrowing base at December 31, 2007 was $24.6 million.  As of December 31, 2007, we have no borrowings outstanding under the Loan and Security Agreement.  CitiCapital, in its sole discretion based upon its reasonable credit judgment, may (A) establish and change reserves required against Eligible Receivables, (B) change the advance rate against Eligible Receivables or the fair market value of our corporate headquarters, and (C) impose additional restrictions to the standards of eligibility for Eligible Receivables, any of which could reduce the aggregate amount of indebtedness that may be incurred under the revolving credit facility. See Note 10, Long Term Debt, included in this report on Form 10-K for additional information.

The Loan and Security Agreement also contains a financial covenant, which goes into effect when the difference between (i) the lesser of (A) the borrowing base (that is, the aggregate of the amounts described in (i) and (ii) above) and (B) the maximum amount of the revolving credit facility, and (ii) the sum of the aggregate outstanding amount of the revolving credit loans and face amount of letters of credit, is less than $10 million.  At that time, the Company must maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), on a trailing 12-month basis, of no less than 1:1.  Based on the Company’s available borrowing base as of December 31, 2007 of $24.6 million, the Company has $14.6 million of borrowing capacity under the Revolving Credit facility before the financial covenant goes into effect.

The Loan and Security Agreement contains a covenant stating that an event of default shall occur should James D. Calver cease to be Chief Executive Officer of the Company.  As a result of Mr. Calver’s resignation from the Company on February 5, 2008, the Company was in default of this covenant.  The Company has obtained a waiver of this event of default from CitiCapital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchases

In April 2005, our Board of Directors adopted a resolution authorizing the repurchase of up to 1.5 million shares of our common stock in any calendar year on the open market or through private transactions, provided that such purchases are for the purpose of funding the Stock Purchase Plan, stock option plans and other permissible purposes. All share repurchases are to be made in compliance with applicable rules and regulations and may be discontinued at any time.  The Company did not purchase any shares during 2007 or 2006.  For the year ended December 31, 2005, the Company acquired approximately 30,800 shares of treasury stock for approximately $0.1 million.

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

Contractual Obligations

The following table sets forth our schedule of contractual obligations at December 31, 2007, including future minimum lease payments under non-cancelable operating leases, employment contract payments and other contractual obligations, comprised of fees payable to an outside consultant based on the results of the Company’s 2006 strategic review of $1.0 million, $0.5 million related to a legal settlement, $0.4 million pertaining to an employment lawsuit settlement and $1.3 million for 2008 to 2010 software license fees.

(In thousands)	Operating Leases	Employment Contracts	Other Obligations	Total
2008	$7,404	$179	$2,414	$9,997
2009	3,332		400	3,732
2010	2,118		400	2,518
2011	1,132			1,132
2012	897			897
Thereafter	407			407
	$15,290	$179	$3,214	$18,683

In June 2006, the Company entered into an agreement with EHS Partners, LLC (“EHS”) whereby EHS would provide consulting services in connection with the Company’s 2006 strategic review.  In connection with these consulting services, the Company recorded a charge during the year ended December 31, 2006 of $5.6 million, of which $1.0 million is included in accrued expenses as of December 31, 2007.  In 2008, the Company has reached an agreement with EHS whereby in return for a payment by the Company of $1.3 million, EHS will waive its right to receive any additional payments under its agreement with the Company.

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

We have identified the accounting policies discussed below as critical to us. The discussion below is not intended to be a comprehensive list of our accounting policies. Our significant accounting policies are more fully described in Note 1 to the consolidated financial statements included elsewhere in this report on Form 10-K.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for (i) estimated losses resulting from the inability of our customers to make required payments, and (ii) amounts that customers may deduct from their remittances to the Company for billed items not in compliance with customer specifications.  Management continuously assesses the financial condition of our customers, the markets in which these customers participate as well as historical trends relating to customer deductions and adjusts the allowance for doubtful accounts based on this periodic review.  If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, our ability to collect on accounts receivables could be negatively impacted, in which case additional allowances may be required.

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

•
if the carrying value exceeds the undiscounted net cash flows, an impairment is identified. The amount of the impairment is based on the excess of the carrying value of the long-lived assets to its fair value.  We estimate the fair value of the long-lived assets based on discounted cash flow models.

As discussed in the Overview, there were several events and circumstances that constituted impairment indicators in the third quarter of 2007.  Accordingly, we initiated an impairment analysis of our long-lived assets and determined that the carrying values of certain long-lived assets exceeded their projected undiscounted net cash flows.  The fair values were determined based on discounted cash flows under the relief from royalty method and indicated that an impairment of certain of our intangible assets existed.  Accordingly, during the third quarter of 2007 the Company recorded an impairment charge totaling $0.6 million.  The impairment charge consisted of an impairment of CED intangible assets (e.g., customer relationships and trade names) and is recorded within impairment of goodwill and intangibles on the consolidated statement of operations.

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

The goodwill impairment test involves a two step process of determining impairment. In step one, the fair value of the reporting unit is compared to its carrying value and if the carrying value exceeds the fair value there is an impairment. We estimate the fair value of our reporting units employing a combination of discounted cash flows and market multiples.

The second step identifies the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of that goodwill. The implied fair value of the goodwill is determined as though the reporting unit was involved in a business acquisition (i.e. the existing assets and liabilities are adjusted to fair market value and a value is placed on any unrecorded intangibles). The fair value of the reporting unit is then compared to the fair value of the assets and liabilities of that reporting unit and the difference is implied goodwill.

During the third quarter of 2007, we considered all of the impairment indicators previously discussed, as well as the impairment recorded on our long-lived assets and concluded that an impairment analysis of the CED reporting unit goodwill was required.  We determined the fair value of the CED reporting unit utilizing market-based methodologies.  The analysis indicated that the carrying amount of the CED reporting unit exceeded its fair value.  Accordingly, under SFAS No. 142, we were required to perform the second step of the impairment testing for the CED reporting unit.  This entailed adjusting the assets and liabilities of the CED reporting unit to their fair market values as of September 30, 2007, for purposes of comparing the implied fair value of the reporting unit’s goodwill to the carrying amount of such goodwill. The analysis indicated a goodwill impairment of $5.7 million. This amount was recorded in the third quarter of 2007.  The $5.7 million goodwill impairment charge represented a write-off of all remaining goodwill.  As of December 31, 2007, there is no goodwill on our balance sheet.

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

We assess the realization of our deferred tax assets to determine whether an income tax valuation allowance is required.  In 2006 the Company concluded that based on the decline in revenues and margin, the cumulative tax and operating losses, the lack of taxes in the carryback period, and the uncertainty surrounding the extent or timing of future taxable income, it was no longer more likely than not that it would realize the tax benefits of its deferred tax assets.  Accordingly, the Company recorded a full valuation allowance on its net deferred tax assets in 2006.

Share-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method.  SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS No. 123R requires companies to recognize compensation cost in an amount equal to the fair value of the share-based payments, such as stock options granted to employees. Compensation cost for stock options is recognized over the vesting period based on the estimated fair value on the date of the grant.  SFAS No. 123R also requires that we estimate a forfeiture rate for all share based awards.  We monitor share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model.  The estimated fair values are based on assumptions, including estimated lives, volatility, dividend yield, and risk-free interest rates.  These estimates also consider the probability that the options will be exercised prior to the end of their contractual lives and the probability of termination or retirement of the holder, which are based on reasonable facts but are subject to change based on a variety of external factors.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurement.  SFAS 157 is effective as of the beginning of the Company’s 2008 fiscal year, except for certain provisions which have been deferred until 2009. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective as of the beginning of the Company’s 2008 fiscal year.  The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree, and the recognition and measurement of goodwill acquired in a business combination or a gain from a bargain purchase.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards that require the noncontrolling interest to be identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  SFAS 160 will also require that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of income.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We are still in the process of reviewing the impact of adopting this statement.  However, we do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 10 to the consolidated financial statements included in this annual report.  Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations.  Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings.  As of December 31, 2007, there were no borrowings outstanding.

Based on our market risk sensitive instruments outstanding at December 31, 2007, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 8	Financial Statements and Supplementary Data

Financial Highlights (Unaudited)

	Years ended December 31,
(in thousands, except per share data and ratios)	2007	2006	2005

Revenues	$237,677	$255,210	$278,147
Operating loss from continuing operations	(16,486)	(51,355)	(122,444)
Net loss	(7,307)	(86,091)	(96,801)
Basic earnings (loss) per share:
Loss from continuing operations	$(0.24)	$(1.21)	$(1.28)
Income (loss) from discontinued operations	$0.14	$(0.08)	$(0.20)
Net loss per share	$(0.11)	$(1.29)	$(1.48)
Diluted earnings (loss) per share:
Loss from continuing operations	$(0.24)	$(1.21)	$(1.28)
Income (loss) from discontinued operations	$0.14	$(0.08)	$(0.20)
Net loss per share	$(0.11)	$(1.29)	$(1.48)
Weighted average number of shares - basic	68,476,194	66,804,605	65,513,451
Weighted average number of shares - diluted	68,476,194	66,804,605	65,513,451
Return on stockholders’ equity	(16.3%)	(97.4%)	(54.3%)
Dividend payout rate	-	-	N/M
Net cash (used in) provided by operating activities of continuing operations	(5,599)	2,203	5,363
Working capital	22,135	22,242	39,426
Cash dividends paid	-	-	$3,929
Cash dividend per share	-	-	$0.06
Book value per weighted average share outstanding	$0.61	$0. 71	$1.97
Closing stock price per common share	$1.72	$3.31	$2.55
Current ratio	1.9:1	1.6:1	2.2:1
Quick ratio	1.7:1	1.0:1	1.4:1

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm	50-51
Consolidated Balance Sheets	52
Consolidated Statements of Operations	53
Consolidated Statements of Stockholders’ Equity	54
Consolidated Statements of Cash Flows	55
Notes to Consolidated Financial Statements	56-82
Quarterly Financial Data (Unaudited)	82

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hooper Holmes, Inc.:

We have audited the accompanying consolidated balance sheets of Hooper Holmes, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007.  In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, “Schedule II – Valuation and Qualifying Accounts.”  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hooper Holmes, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 14 to the consolidated financial statements, Hooper Holmes, Inc. adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, effective January 1, 2007.  Also, as discussed in Notes 1 and 4 to the consolidated financial statements, Hooper Holmes, Inc. adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hooper Holmes, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hooper Holmes, Inc.:

We have audited Hooper Holmes, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hooper Holmes, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting, appearing in Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Hooper Holmes, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hooper Holmes, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
March 17, 2008

Consolidated Balance Sheets
 (In thousands, except share and per share data)

	December 31, 2007	December 31, 2006
ASSETS (Note 10)
Current Assets:
Cash and cash equivalents	$10,580	$6,667
Accounts receivable, net	29,734	30,425
Inventories	2,548	2,557
Income tax receivable	518	2,968
Other current assets	2,346	1,796
Assets of subsidiary held for sale	-	13,337
Total current assets	45,726	57,750

Property, plant and equipment, net	14,892	14,703
Goodwill	-	5,702
Intangible assets, net	4,253	6,485
Other assets	1,067	570
Total assets	$65,938	$85,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,457	$10,457
Accrued expenses	15,134	16,730
Liabilities of subsidiary held for sale	-	8,321
Total current liabilities	23,591	35,508
Other long-term liabilities	438	1,733
Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 68,643,982 and 67,933,274 shares as of December 31, 2007 and 2006, respectively	2,746	2,717
Additional paid-in capital	146,103	143,332
Accumulated other comprehensive income	-	1,553
Accumulated deficit	(106,869)	(99,562)
	41,980	48,040
Less: Treasury stock, at cost 9,395 shares as of December 31, 2007 and 2006	(71)	(71)
Total stockholders' equity	41,909	47,969
Total liabilities and stockholders' equity	$65,938	$85,210
See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
 (In thousands, except share data)

	Years ended December 31,
	2007	2006	2005
Revenues	$237,677	$255,210	$278,147
Cost of operations	179,501	196,122	206,840
Gross profit	58,176	59,088	71,307
Selling, general and administrative expenses	63,698	67,055	66,968
Impairment of goodwill and intangibles	6,296	33,147	120,145
Restructuring and other charges	4,668	10,241	6,638
Operating loss from continuing operations	(16,486)	(51,355)	(122,444)
Other income (expense):
Interest expense	(206)	(148)	(230)
Interest income	119	196	297
Other expense, net	(252)	(418)	(394)
	(339)	(370)	(327)
Loss from continuing operations before income taxes	(16,825)	(51,725)	(122,771)

Income tax provision (benefit)	(75)	28,920	(39,037)

Loss from continuing operations	(16,750)	(80,645)	(83,734)

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	284	(5,446)	(13,067)
Gain on sale of subsidiary	9,159	-	-
	9,443	(5,446)	(13,067)
Net loss	$(7,307)	$(86,091)	$(96,801)
Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.24)	$(1.21)	$(1.28)
Income (loss) from discontinued operations	$0.14	$(0.08)	$(0.20)
Net loss per share	$(0.11)	$(1.29)	$(1.48)
Weighted average number of shares — basic and diluted	68,476,194	66,804,605	65,513,451
See accompanying notes to consolidated financial statements.

 Consolidated Statements of Stockholders’ Equity
 (In thousands, except share data)

				Accumulated	Retained
	Common Stock		Additional	Other Com-	Earnings	Treasury Stock
	Number of Shares	Amount	Paid-in Capital	prehensive Income	(Accumulted Deficit)	Number of Shares	Amount	Total
Balance, December 31, 2004	67,499,074	$2,700	$140,770	$1,466	$100,442	(2,297,995)	$(17,419)	$227,959
Net loss					(96,801)			(96,801)
Cash dividends ($.06 per share)					(3,929)			(3,929)
Unrealized gains (loss) on marketable securities, net of tax				6				6
Foreign currency translation				(1,115)				(1,115)
Exercise of stock options					(5,930)	968,500	7,298	1,368
Exercise of stock options-tax benefit			844					844
Issuance of stock awards					(83)	31,500	239	156
Purchase of treasury stock						(30,800)	(122)	(122)
Modification of stock options			361					361
Balance, December 31, 2005	67,499,074	2,700	141,975	357	(6,301)	(1,328,795)	(10,004)	128,727
Net loss					(86,091)			(86,091)
Unrealized gains (loss) on marketable securities, net of tax				1				1
Foreign currency translation				1,195				1,195
Exercise of stock options	434,200	17	886		(7,170)	1,319,400	9,933	3,666
Share-based compensation			471					471
Balance, December 31, 2006	67,933,274	2,717	143,332	1,553	(99,562)	(9,395)	(71)	47,969
Net loss					(7,307)			(7,307)
Foreign currency translation				(187)				(187)
Exercise of stock options	584,200	24	1,381					1,405
Issuance of stock awards	45,000	2	161					163
Issuance of shares for employee stock purchase plan	81,508	3	217					220
Sale of foreign subsidiary				(1,366)				(1,366)
Share-based compensation			1,012					1,012
Balance, December 31, 2007	68,643,982	$2,746	$146,103	$-	$(106,869)	(9,395)	$(71)	$41,909

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
 (In thousands, except share data)
	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(7,307)	$(86,091)	$(96,801)
Income (loss) from discontinued operations, net of taxes	9,443	(5,446)	(13,067)
Loss from continuing operations	(16,750)	(80,645)	(83,734)
Adjustments to reconcile loss from continuing operations to net cash
(used in) provided by operating activities of continuing operations:
Depreciation	3,209	2,950	2,721
Amortization	1,639	2,446	4,694
Impairment of goodwill and long-lived assets	6,296	33,147	120,145
Provision for bad debt expense	146	124	435
Deferred tax expense (benefit)	-	31,278	(37,786)
Net realized gain on marketable securities available for sale	-	-	9
Share based compensation expense & employee stock purchase program	1,012	471	361
Issuance of stock awards	163	-	156
Write-off of software	776	-	1,420
Loss on disposal of fixed assets	353	127	140
Change in assets and liabilities, net of effect
from acquisitions/dispositions of businesses:
Accounts receivable	545	3,875	(4,927)
Inventories	9	(121)	306
Other assets	133	263	(421)
Income tax receivable	2,450	2,644	(5,612)
Accounts payable, accrued expenses and other long-term liabilities	(5,580)	5,644	7,456
NNet cash (used in) provided by operating activities of continuing operations	(5,599)	2,203	5,363
Net cash provided by operating activities of discontinued operations	284	1,152	1,565
Net cash (used in) provided by operating activities	(5,315)	3,355	6,928

Cash flows from investing activities:
Purchase of marketable securities	-	-	(1,396)
Redemptions of marketable securities	-	385	7,896
Business acquisitions, net of cash acquired	-	(856)	(4,421)
Capital expenditures	(4,242)	(5,378)	(5,860)
Net cash used in investing activities of continuing operations	(4,242)	(5,849)	(3,781)
N Net cash provided by (used in) investing activities of discontinued operations	11,845	(1,914)	(664)
Net cash provided by (used in) investing activities	7,603	(7,763)	(4,445)

Cash flows from financing activities:
Borrowings under revolving credit facility	11,000	-	-
Payments under revolving credit facility	(11,000)	-	-
Principal payments on long term debt	-	(1,000)	(1,021)
Seller financed debt payments	-	(2,927)	(1,796)
Debt financing fees	-	(215)	-
Proceeds from employee stock purchase plan	220	-	-
Proceeds related to the exercise of stock options	1,405	3,666	1,368
Treasury stock acquired	-	-	(122)
Dividends paid	-	-	(3,929)
Net cash provided by (used in) financing activities of continuing operations	1,625	(476)	(5,500)
Net cash provided by financing activities of discontinued operations	-	-	-
Net cash provided by (used in) financing activities	1,625	(476)	(5,500)
Effect of exchange rate changes on cash from discontinued operations	-	(132)	(104)

Net increase (decrease) in cash and cash equivalents	3,913	(5,016)	(3,121)
Cash and cash equivalents at beginning of year	6,667	11,683	14,804
Cash and cash equivalents at end of year	$10,580	$6,667	11,683
Supplemental disclosure of non-cash investing and financing activities:
Fixed assets vouchered but not paid	$652	$367	$424
Issuance of note on sale of subsidiary	$1,181	$-	$-
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$187	$17	$451
Income taxes	$374	$283	$2,519
See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

(a) Description of the Business

Hooper Holmes, Inc. and its subsidiaries (Hooper Holmes or the Company) provide outsourced risk assessment services to the life and health insurance industry and medical evaluation and claims management services to the automobile insurance industry and the workers’ compensation industry. The Company provides paramedical and medical examinations, independent medical examinations, personal health interviews and record collection, and laboratory testing, which help life insurance companies evaluate the risks associated with underwriting policies and help property and casualty claims handlers evaluate physical injuries for claims management.  The Company also conducts wellness screenings for wellness companies, disease management organizations and health plans.

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

(b) Basis of Presentation

On October 9, 2007, the Company completed the sale of its U.K. subsidiary, Medicals Direct Group (“MDG”).  MDG meets the definition of a “component of an entity” and therefore has been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, the assets and liabilities of MDG have been reported as Assets and Liabilities of Subsidiary Held for Sale in the December 31, 2006 consolidated balance sheet and its operating results and cash flows are segregated and reported as discontinued operations in the consolidated statements of operations and cash flows for all periods presented.  See Note 5 for additional information.

(c) Principles of Consolidation

The consolidated financial statements include the accounts of Hooper Holmes, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

(d) Liquidity

At December 31, 2007, the Company had approximately $10.6 million in cash and cash equivalents and no outstanding debt.  At March 6, 2008, the Company has approximately $6.9 million in cash and cash equivalents and no outstanding debt. The Company’s net cash used in operating activities of continuing operations for the year ended December 31, 2007 was $5.6 million.  If operating losses continue, the Company may be required to reduce cash reserves, increase borrowings, reduce capital spending or further restructure operations.  As discussed in Note 10, although the Company has an available borrowing base of $24.6 million under its revolving credit facility as of December 31, 2007, there is only $14.6 million of borrowing capacity under the credit facility before a financial covenant goes into effect.  The financial covenant requires us to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement with respect to the credit facility), on a trailing 12-month basis, of no less than 1:1.  It is possible that, if the Company continues to experience losses from operations, its borrowing capacity would be limited to $14.6 million and the Company’s liquidity adversely affected.  Based on the Company’s anticipated level of future operations, existing cash and cash equivalents and borrowing capability under its credit agreement with CitiCapital Commercial Corporation, the Company believes it has sufficient funds to meet its cash needs through December 31, 2008.

(e) Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities at the date of purchase of less than 90 days to be cash equivalents.

(f) Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains reserves against its accounts receivable for potential losses. Allowances for uncollectible accounts are estimated based on the Company’s periodic review of accounts receivable historical losses, current receivables aging and existing industry and economic data. Account balances are charged off to the allowance after all means of collections have been exhausted and potential for recovery is considered remote.  Customer pricing adjustments are recorded against revenue.  Accounts receivable are net of an allowance for doubtful accounts and an allowance for pricing adjustments totaling $4.0 million and $2.7 million in 2007 and 2006, respectively.  The Company does not have any off-balance sheet credit exposure related to its customers.

(g) Inventories

Inventory, which consists of finished goods and component inventory, are stated at the lower of average cost or market using the first-in first-out (FIFO) inventory method.  Included in inventories at December 31, 2007 and 2006 are $1.6 million and $1.6 million of finished goods and $0.9 million and $1.0 million of components, respectively.

(h) Property, Plant and Equipment

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

(i) Long-Lived Assets

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

(j) Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. The Company has defined its reportable segments as its reporting units for goodwill accounting.  The Company tests goodwill for impairment on an annual basis in its fourth fiscal quarter and more often if events occur or circumstances change that would likely reduce the fair value of a reporting unit to an amount below its carrying value.  When necessary, the Company records charges for goodwill impairments for the amount by which the fair value is less than the carrying value of the asset.

The Company uses a two-step process to test goodwill for impairment.  First, the reporting unit’s fair value is compared to its carrying value.  The Company utilizes a combination of discounted cash flows and market multiples to determine fair value estimates.  If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed to measure the amount of the impairment loss.  In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation.  The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference.

(k) Deferred Rent

The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the term of the lease.

(l) Advertising

Costs related to space in publications are expensed as incurred. Advertising expense was approximately $0.6 million, $0.4 million, and $0.5 million in 2007, 2006  and 2005, respectively.

(m) Revenue Recognition

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

(n) Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 revised 2004, “Share-Based Payment” (“SFAS No. 123R).  SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and requires companies to recognize compensation cost in an amount equal to the fair value of the share-based payments, such as stock options granted to employees.

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method.  Under this method, the Company was required to record compensation cost for the unvested portion of previously granted awards that remained outstanding as of January 1, 2006.  The Company previously accounted for its share-based compensation under the recognition and measurement principles of APB No. 25 and related interpretations.  Prior to the Company’s adoption of SFAS No. 123R, no share-based compensation cost was reflected in the statement of operations for stock options, as all stock options granted had an exercise price equal to the market value of the common stock on the date of the grant.  SFAS 123R requires the Company to estimate a forfeiture rate for all share-based awards.  The Company monitors share option exercise and employee termination patterns to estimate forfeiture rates used within the valuation model.  Prior to the adoption of SFAS 123R, forfeitures were recorded as they occurred.

(o) Income Taxes

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

On January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN 48").  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in income tax expense.

 (p) Earnings Per Common Share

“Basic” earnings (loss) per share equals net income (loss) divided by the weighted average common shares outstanding during the period.  “Diluted” earnings (loss) per share equals net income (loss) divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents.

Our net loss and weighted average shares outstanding used for computing diluted loss per share for continuing operations and discontinued operations were the same as that used for computing basic loss per share for the years ended December 31, 2007, 2006  and 2005 because the inclusion of common stock equivalents would be antidilutive.  Outstanding stock options to purchase 5,694,300, 6,052,700, and 9,533,125 shares of common stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 2007, 2006 and 2005, respectively, because their exercise prices exceeded the average market price of the Company’s common stock for such periods and therefore were antidilutive.

(q) Immaterial Corrections of Prior Year Financial Statements

The Company has recorded corrections to the previously issued December 31, 2006 and 2005 consolidated financial statements relating to certain misstatements that were not material to the Company’s consolidated financial position or results of operations for the years ended December 31, 2006 and 2005.

The corrections recorded in the first quarter of 2007 included recording additional revenues, cost of operations, share-based compensation expense and selling, general and administrative expenses of $0.1 million, $0.4 million, $0.2 million and $0.1 million, respectively, for the year ended December 31, 2006.  No tax benefit was recorded on these corrections due to the prior year pre-tax losses incurred and the full deferred tax valuation allowance that was recorded in the prior year.  These corrections resulted in an increase in net loss of $0.6 million for the year ended December 31, 2006.  Additionally, the corrections resulted in an increase in accounts receivable, accounts payable, additional paid-in capital and accumulated deficit of $0.1 million, $0.5 million, $0.2 million and $0.6 million, respectively as of December 31, 2006.

The corrections recorded in the second quarter of 2007 included recording a reduction of revenues of $0.4 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively.  A tax benefit was recorded in each of the years ended December 31, 2006 and 2005 of $0.1 million and $0.1 million.  These corrections resulted in an increase in net loss of $0.3 million and $0.2 million for the years ended December 31, 2006 and 2005, respectively and are recorded in income (loss) from discontinued operations in the accompanying consolidated statements of operations.  The corrections also resulted in a decrease to income taxes payable, and an increase in accrued expenses and accumulated deficit of $0.1 million, $0.4 million, and $0.3 million as of December 31, 2006, respectively and $0.1 million, $0.3 million and $0.2 million as of December 31, 2005, respectively.

The Company has also corrected the accounting used to record treasury stock reissuances for the exercise of stock options from 1991 to 2006.  Such amounts had previously been reflected as a decrease in additional paid-in capital, but should have been reflected as a decrease in retained earnings/increase in accumulated deficit.  The correction increased additional paid-in capital as of December 31, 2006, 2005 and 2004 by $27.9 million, $20.7 million  and $14.7 million, respectively, with a corresponding decrease in retained earnings/increase in accumulated deficit for the corresponding periods by the same amount.

(r) Use of Estimates

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

(s) Concentration of Credit Risk

The Company’s accounts receivable are due primarily from insurance companies.  No one customer accounts for more than 10% of consolidated revenues. For the years ended December 31, 2007, 2006 and 2005, the Company’s top ten customers within the Health Information Division represented approximately 43%, 46% and 46% of the segment’s revenues, respectively, and the Company’s top five customers within the Claims Evaluation Division represented approximately 66%, 63% and 60%, respectively of the segment’s revenues.

(t) Fair Value of Financial Instruments

The carrying value of all financial instruments at December 31, 2007 and 2006, approximates fair value due to the short maturity of these instruments.

(u) Recently Issued Accounting Standards

    In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurement.  SFAS 157 is effective as of the beginning of the Company’s 2008 fiscal year, except for certain provisions which have been deferred until 2009. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective as of the beginning of the Company’s 2008 fiscal year.  The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree, and the recognition and measurement of goodwill acquired in a business combination or a gain from a bargain purchase.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards that require the noncontrolling interest to be identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  SFAS 160 will also require that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of income.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We are still in the process of reviewing the impact of adopting this statement.  However, we do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

(v) Reclassifications

Certain amounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform with the 2007 financial statement presentation.

Note 2 — Impairment of Goodwill and Intangibles

Intangibles

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, including amortizable intangible assets, are to be tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The following events and circumstances triggered an impairment evaluation of the Company’s long-lived assets, including amortizable intangible assets, during the third quarter of 2007:

•	declining revenues and operating profits during the second and third quarters of 2007 compared to 2006 and the expectation that this the decline would continue into the fourth quarter;

•	2007 quarterly and year-to-date revenues and operating income were significantly below budget and the expectation of below budget revenues and operating income continuing for the remainder of 2007;

•	continued contraction of the principle markets served by the CED; and

•	reduced revenues from three of the CED’s largest customers who have expanded their vendor base resulting in fewer cases referred to the CED.

The evaluation resulted in a determination that the carrying values of certain intangible assets exceeded their projected undiscounted net cash flows.  The Company calculated the fair values of its intangible assets based on discounted cash flows under the relief from royalty method which indicated that an impairment of the Company’s intangible assets existed.  Accordingly, during the third quarter of 2007, the Company recorded an impairment charge totaling $0.6 million in the CED.  The impairment charge consisted of a write-off of tradenames and customer relationship intangibles. The amount is recorded in impairment of goodwill and intangibles on the consolidated statements of operations.

In the fourth quarter of 2006, the following indicators were identified that triggered our impairment testing of intangible assets:

•	a preliminary expectation that the operating loss in the fourth quarter of 2006 was going to be greater than our fourth quarter forecast;

•
the completion of our 2007 operating budget that reflected an assumption that some of the negative trends adversely affecting the Company's results would continue to a greater extent than our preliminary forecasts for 2007 and thereafter; and

•	notification during the fourth quarter of a further decline in projected revenue for 2007 from a major customer within the Underwriting Solutions business.

The evaluation resulted in a determination that the carrying values of certain intangible assets exceeded their projected undiscounted net cash flows.  The Company calculated the fair values of its intangible assets based on discounted cash flows under the relief from royalty method which indicated that an impairment of the Company’s intangible assets existed.  Accordingly during the fourth quarter of 2006 the Company recorded an impairment charge totaling $1.8 million in HID.  The impairment charge consisted of a write-off of the Underwriting Solutions’, tradename and write-down of Underwriting Solutions’, customer relationship agreements.  The amounts is recorded in impairment of goodwill and intangibles on the consolidated statement of operations.

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

Based on the recoverability testing, it was determined that the Underwriting Solutions and CED intangible assets may not be recoverable. The Company determined that an impairment of certain intangible assets existed.  Accordingly, during the fourth quarter of 2005, the Company recorded an impairment charge totaling $18.0 million.  The $18.0 million charge consisted of a $17.3 million impairment of CED intangible assets (e.g. tradenames, customer relationships and non-competition agreements) and a $0.7 million impairment of HID intangible assets (e.g. customer relationships and non-competition agreements).  These amounts are recorded in impairment of goodwill and intangibles on the consolidated statement of operations.

The following table presents certain information regarding the Company’s intangible assets as of December 31, 2007 and 2006.  All identifiable intangible assets are being amortized over their useful lives, as indicated below, with no residual values.

	Weighted
	Average	Gross
	Useful Life	Carrying	Accumulated	Net
(in thousands)	(years)	Amount	Amortization	Balance
At December 31, 2007
Non-Competition agreements	4.7	$8,763	$8,673	$90
Customer relationships	9.5	12,922	10,415	2,507
Contractor network	7.0	5,700	5,700	0
Trademarks and tradenames	7.7	2,053	397	1,656
		$29,438	$25,185	$4,253
At December 31, 2006
Non-Competition agreements	4.6	$8,939	$8,525	$414
Customer relationships	9.6	13,351	9,597	3,754
Contractor network	7.0	5,700	5,700	-
Trademarks and tradenames	10.9	2,862	545	2,317
		$30,852	$24,367	$6,485

The aggregate intangible amortization expense for the years ended December 31, 2007, 2006 and 2005 was approximately $1.6 million, $2.4 million and $4.7 million, respectively. Assuming no additional change in the gross carrying amount of intangible assets, the estimated acquired intangible amortization expense for the fiscal years ended December 31, 2008 to 2012 is $1.3 million, $0.8 million, $0.8 million, $0.6 million and  $0.4 million, respectively.

Goodwill

The Company considered all of the impairment indicators previously discussed, as well as the impairment recorded on its intangible assets and concluded that it needed to test the CED reporting unit goodwill during the third quarter of 2007.  The Company determined the fair value of the CED reporting unit based on market-based methodologies.  The analysis indicated that the carrying amount of the CED reporting unit exceeded its fair value.  Accordingly, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company was required to perform the second step of the impairment test to calculate the implied value of goodwill for the reporting unit.  The analysis indicated a goodwill impairment of $5.7 million for the CED reporting unit.  Accordingly, the Company recorded this charge during the third quarter of 2007, which is included in impairment of goodwill and intangibles on the consolidated statement of operations.  The $5.7 million goodwill impairment represented a write-off of all remaining goodwill.  As of December 31, 2007, there is no goodwill on the Company’s balance sheet.

In the fourth quarter of 2006, the Company performed its annual goodwill impairment testing and considered all of the impairment indicators existing at that time as previously discussed.  The Company identified an impairment of goodwill totaling $31.3 million; $29.9 million for HID and $1.4 million for CED. The amount is included in impairment of goodwill and intangibles on the consolidated statement of operations.

In the fourth quarter of 2005, the Company performed its annual goodwill impairment testing and considered all of the impairment indicators existing at that time as previously discussed.  The Company identified an impairment of goodwill totaling $102.1 million; $76.1 million for HID and $26.0 million for CED.  The amount is included in impairment of goodwill and intangibles on the consolidated statement of operations.

The changes in the carrying amount of goodwill by operating segment for the period from December 31, 2005 to December 31, 2007 are as follows:

(in thousands)

	HID	CED	Total
Balance as of December 31, 2005	$29,947	$6,600	$36,547
Michigan Evaluations Group, Inc. earn-out	-	502	502
Goodwill impairment	(29,947)	(1,400)	(31,347)
Balance as of December 31, 2006	$-	$5,702	$5,702
Goodwill impairment	-	(5,702)	(5,702)
Balance as of December 31, 2007	$-	$-	$-

Note 3 — Acquisitions

There were no acquisitions made by the Company for the years ended December 31, 2007, 2006 or 2005.  For the years ended December 31, 2006 and 2005, the Company made the following payments related to prior year acquisitions:

	2006		2005
D & D Associates	$-		$1,550	(c)
Michigan Evaluations Group, Inc.	502	(a)	300	(f)
	100	(e)	100	(e)
	50	(f)	-
Allegiance Health, Inc.	54	(b)	1,000	(c)
	-		646	(b)
Medimax, Inc.	250	(c)	925	(c)
Heritage Labs, Inc.	2,827	(d)	1,696	(d)
Total	$3,783		$6,217

(a) –	Represents additional consideration that was recorded as additional purchase price during the three months ended June 30, 2006 upon the achievement of certain performance criteria.
(b) –	Represents additional purchase price recorded in 2005 to reimburse the seller for certain tax consequences of the acquisition.
(c) –	Represents additional consideration that was recorded as additional purchase price in 2004 upon the achievement of certain performance criteria.
(d) –	Represents the payment of seller financed debt which was recorded as additional purchase price in 2003 upon acquisition.
(e) –	Represents the payment of seller financed debt which was recorded as additional purchase price in 2004 upon acquisition.
(f) –	Represents additional consideration that was recorded as additional purchase price in 2005 upon the achievement of certain performance criteria.

Note 4 — Share-Based Compensation

Stock Option Plans — The Company’s stockholders approved stock option plans providing for the grant of options exercisable for up to 4,000,000 shares of common stock in 1992 and 1994, 2,400,000 shares in 1997, 2,000,000 shares in 1999 and 3,000,000 shares in 2002, which provide that options may be granted to management. Options are granted at fair value on the date of grant and are exercisable as follows: 25% after two years and 25% on each of three anniversary dates thereafter, with contract lives of 10 years from the date of grant.  At December 31, 2007, the Company is authorized to grant options exercisable for approximately 1,636,400 shares under the plans.

On January 31, 2005 and December 20, 2005, the Company accelerated the vesting of all unvested stock options granted to employees which had an exercise price equal to or greater than the closing price of the Company’s common stock on such dates.  As a result of the acceleration, options to acquire 3.7 million shares of the Company’s common stock, with exercise prices ranging from $3.46 to $10.47 which would have otherwise vested in accordance with the vesting schedule applicable to the options at the time of grant (i.e., vesting in four equal installments on the second through fifth anniversaries of the grant date) became immediately exercisable.  The Company’s decision to accelerate the vesting of these options (which represented all remaining employee unvested stock options granted to employees then outstanding) was in response to a review of the Company’s long-term incentive compensation programs in light of changes in market practices and changes in accounting rules resulting from the issuance of SFAS No. 123R.  Accelerating the vesting of these options prior to the Company’s adoption of SFAS No. 123R resulted in the Company not being required to recognize compensation expense of $0.9 million in 2006 and $0.8 million in compensation expense in subsequent years through 2010.  As a result of the Company’s acceleration of vesting of all unvested options, the adoption of SFAS No. 123R had no impact on stock option awards that were outstanding as of January 1, 2006.

As described in Note 1, the Company adopted SFAS No. 123R on January 1, 2006 and as a result, the Company recorded $0.5 million of compensation cost in selling, general and administrative expenses for the year ended December 31, 2006 related to share-based compensation granted during 2006.  The effect on loss from continuing operations before income taxes, net loss, cash flows from operating activities of continuing operations and cash flows from financing activities of continuing operations from the adoption of SFAS No. 123R for the year ended December 31, 2006, was $0.2 million, $0, $0 and $0, respectively.  There was no material effect on basic and diluted loss per share for the year ended December 31, 2006 from the adoption of SFAS No. 123R.

      The following table illustrates the effect on net loss and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123R, for the year ended December 31, 2005.  Option forfeitures were accounted for as they occurred and no amounts of compensation expense were capitalized, but instead were considered period expenses in the pro forma amounts below.

(thousands of dollars, except per share data)	2005

Net loss, as reported	$(96,801)
Add: Share-based employee compensation expense
included in reported net loss, net of
related tax effects	305
Deduct: Total share-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(2,889)
Pro forma net loss	$(99,385)
Earnings (loss) per share;
Basic, as reported	$(1.48)
Basic, pro forma	(1.52)
Diluted, as reported	$(1.48)
Diluted, pro forma	(1.52)

During 2007, 2006 and 2005 options granted totaled 1,030,000 shares, 1,172,500 shares and 355,000 shares, respectively. The fair value of each stock option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2007	2006	2005
Expected life (years)	5.9	6.3	6.4
Expected volatility	46.93%	46.78%	55.72%
Expected dividend yield	0%	0%	1.4%
Risk-free interest rate	4.62%	4.96%	4.20%
Weighted average fair value of options granted during the year	$1.39	$1.55	$1.87

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

The following table summarizes stock option activity:

	Under Option
	Shares		Weighted	Weighted	Aggregate
	Available for		Average Exercise	Average Remaining	Intrinsic
	Grant	Shares	Price Per Share	Contractual Life (Years)	Value
Balance, December 31, 2004	627,150	10,523,850	$5.48
Authorized	(68,000)	—	—
Granted	(355,000)	355,000	3.60
Exercised	—	(968,500)	1.41
Cancelled	377,225	(377,225)	7.25
Balance, December 31, 2005	581,375	9,533,125	$5.75
Authorized	(446,000)	—	—
Granted	(1,172,500)	1,172,500	2.92
Exercised	—	(1,753,600)	2.09
Cancelled	2,801,050	(2,801,050)	7.29
Forfeitures	98,275	(98,275)	4.26
Balance, December 31, 2006	1,862,200	6,052,700	$5.58
Authorized	—	—	—
Granted	(1,030,000)	1,030,000	2.74
Exercised	—	(584,200)	2.40
Cancelled	739,200	(739,200)	6.21
Forfeitures	65,000	(65,000)	2.86
Balance, December 31, 2007	1,636,400	5,694,300	$5.34	4.4	—
Exercisable, December 31, 2007		3,661,800	$6.71	3.6	—

Total share-based compensation expense recorded for the years ended December 31, 2007 and 2006 was $1.2 million and $0.5 million, respectively for stock option grants, restricted stock and for the value of the lookback feature on the Employee Stock Purchase Plan.

The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $1.0 million $1.7 million, and $2.1 million, respectively. Options totaling 245,000 shares of stock vested during the year ended December 31, 2007.  The fair value of options that vested during the year ended December 31, 2007 was $0.4 million.  As of December 31, 2007, there was approximately $2.0 million of total unrecognized compensation cost related to stock options.  The cost is expected to be recognized over 4.1 years.  Shares issued resulting from stock option exercises may be made available from authorized but unissued common stock or from treasury shares.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows.  SFAS No. 123R requires that the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.  Cash received from stock options exercised were $1.4 million, $3.7 million and $1.4 million for the years ended December 31, 2007, 2006, and 2005, respectively and the tax benefits realized from stock options exercised were $0, $0 and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The following table summarizes information concerning options outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Term (Years)	Price	Exercisable	Price

$2.03–$4.34	2,481,700	7.8	$2.96	449,200	$3.36
5.02 – 7.22	2,655,400	3.8	6.09	2,655,400	6.09
10.76–12.88	557,200	2.2	12.36	557,200	12.36
	5,694,300	4.4	5.34	3,661,800	6.71

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

Stock Awards — On April 25, 2007, the Company’s shareholders approved the 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company’s stock.  The total number of shares that may be awarded under the 2007 Plan is 600,000.  Effective June 1, 2007, each non-employee member of the Board other than the non-executive chair received 5,000 shares and the non-executive chair received 10,000 shares of the Company’s stock with such shares vesting immediately upon issuance.  The shares awarded under the 2007 Plan are “restricted securities”, as defined in SEC Rule 144 under the Securities Act of 1933, as amended.  In addition, the terms of the awards specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board and, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member.  For the year ended December 31, 2007, 45,000 shares were awarded under the 2007 Plan with an average grant date fair value of $3.62, all of which were subject to these contractual restrictions and the transfer restrictions under applicable securities laws as of December 31, 2007.

On January 28, 2003, the Company’s Board of Directors passed a resolution to award non-employee directors of the Company up to a maximum of 15,000 shares of the Company’s common stock as additional compensation for service on the Board. On each of January 31, 2003, 2004 and 2005, each non-employee director then serving on the Board was awarded 5,000 shares which vested immediately. All shares awarded are “restricted securities”, as defined in SEC Rule 144 under the Securities Act of 1933, as amended.  In addition the terms of the awards, as amended, specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board and, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member. At December 31, 2007 and 2006, 60,000 shares and 75,000 shares, respectively, of stock awards with a weighted average grant date fair value of $5.80 per share were subject to these securities law and contractual restrictions.  No grant of stock awards under the 2003 plan were made during the years ended December 31, 2007 and 2006.

Note 5:  Discontinued Operations

On May 30, 2007, the Company committed to a plan to sell Medicals Direct Group (MDG), the Company’s subsidiary in the United Kingdom. The Company’s decision to sell MDG was based on several factors, including MDG’s limited ability to significantly contribute to the long-term specific goals of the Company.  The Company does not expect to have any significant continuing involvement, continuing cash flows or revenues from MDG subsequent to the date of sale.

On October 9, 2007, the Company completed the sale of MDG for $15.3 million and received a cash payment of $12.8 million net of closing adjustments of $1.2 million.  In addition, the Company incurred $1.0 million of expenses related to the sale.  Additional payments to be received include $0.5 million within nine months of the closing and $0.7 million within 24 months of the closing.  The Company recognized a net gain on the sale of approximately $9.2 million, inclusive of $1.4 million of MDG foreign currency translation gains, which is reported in discontinued operations in the accompanying consolidated statements of operations.  The sale of MDG resulted in a tax loss however, no tax benefit was recorded as management determined that it would not be able to realize any tax benefit resulting from the loss.

MDG was previously included within the Company’s Health Information Division (HID) operating segment.  The following summarizes the operating results of MDG which are reported in discontinued operations in the accompanying consolidated statements of operations:

	Years ended December 31,
(In thousands)	2007	2006	2005

Revenues	$29,678	$38,366	$41,945

Pre-tax income (loss), including gain on sale	$9,510	$(5,684)	$(12,541)

Income tax expense (benefit)	$-	$(153)	$483

The assets and liabilities of MDG are presented separately under the captions “Assets of Subsidiary Held for Sale” and “Liabilities of Subsidiary Held for Sale,” respectively, in the accompanying consolidated balance sheets as of December 31, 2006, and consist of the following:

(In thousands)	December 31, 2006
Assets of subsidiary held for sale:
Accounts receivable, net	$7,159
Other current assets	2,495
Property, plant, and equipment, net	1,137
Intangible assets	2,236
Other assets	310
Total	$13,337

Liabilities of subsidiary held for sale:
Accounts payable	$2,339
Accrued expenses	5,381
Other long-term liabilities	601
Total	$8,321

Note 6 — Operating Segments

The Company has two reportable operating segments: the Health Information Division (HID) and the Claims Evaluation Division (CED). The HID operating segment includes the Company’s core health information operations: Portamedic, Infolink, Health & Wellness, Heritage Labs, and Underwriting Solutions. It provides a full range of paramedical services to the life insurance industry in the U.S. The CED operating segment, which consists of Hooper Evaluations, Inc., provides independent medical examinations (IMEs) and case management services primarily for property and casualty insurers and claims handlers.

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

A summary of segment information as of and for the years ended December 31, 2007, 2006 and 2005, is presented below:

(In thousands)	December 31, 2007			December 31, 2006			December 31, 2005
	HID	CED	Total	HID	CED	Total	HID	CED	Total
Revenues	$208,632	$29,045	237,677	$223,907	$31,303	$255,210	$239,656	$38,491	$278,147
Depreciation and amortization	4,176	672	4,848	4,616	780	5,396	4,909	2,506	7,415
Operating income (loss)	(17,147)	661	(16,486)	(51,721)	366	(51,355)	(123,680)	1,236	(122,444)
Capital expenditures	4,155	87	4,242	5,013	365	5,378	5,383	477	5,860
Total assets	$59,377	$6,561	$65,938	$71,362	$13,848	$85,210	$135,028	$27,539	$162,567

Total assets and operating income/(loss) at December 31, 2007, 2006 and 2005 reflect impairment charges to goodwill and intangibles of $5.7 million and $0.6 million, $31.3 million and $1.8 million and $102.1 million and $18.0 million, respectively.

Note 7 — Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss and other comprehensive income (loss) which refers to those expenses, gains and losses which are excluded from net loss as follows:

(In thousands)	Years Ended December 31,

	2007	2006	2005
Net loss	$(7,307)	$(86,091)	$(96,801)
Other comprehensive income:
Unrealized holding gains arising during period, net of tax	-	1	1
Less: reclassification adjustment for losses included in net loss, net of tax	-	-	5
Net unrealized gain on securities, net of tax	-	1	6
Foreign currency translation	-	1,195	(1,118)
Total comprehensive loss	$(7,307)	$(84,895)	$(97,913)

The foreign currency translation for the years ended December 31, 2006 and 2005 related to MDG, our former foreign subsidiary.  In connection with the sale of MDG in October 2007, the foreign currency translation gains that were recorded in accumulated other comprehensive income, were included in the calculation of the gain on sale of subsidiary in discontinued operations.

Note 8 — Restructuring and Other Charges

During the year ended December 31, 2007, the Company recorded restructuring and other charges totaling $4.7 million.  The restructuring charges consisted primarily of branch office closure costs ($1.6 million) and employee severance costs ($1.3 million), recorded primarily as a result of further reorganization in the Portamedic business in the HID segment.  Other charges consist of the write off of business application software ($0.8 million) and legal settlements with an insurance company client and a software supplier ($1.0 million).

A rollforward of the 2007 restructuring is outlined in the table below:

(In millions)	2007		Balance at
	Charges	Payments	December 31, 2007
Severance	$1.3	$(0.8)	$0.5
Lease Obligations	1.6	(0.6)	1.0
Total	$2.9	$(1.4)	$1.5

During the year ended December 31, 2006, the Company recorded restructuring and other charges totaling $10.2 million, which consisted primarily of:

•	restructuring charges totaling $2.0 million;

•	a contract cancellation fee related to early termination of a software resale agreement totaling $0.5 million;

•	a fee payable to outside consultants of $5.6 million based on the results of the cost saving opportunities identified in the Company’s 2006 strategic review;

•	a litigation settlement charge of $1.2 million related to a lawsuit filed against the Company (See Note 12); and

•	outside legal and audit fees of $0.9 million associated with the restatement of the Company’s 2004 and 2005 consolidated financial statements.

    The restructuring charges consisted primarily of employee severance of $1.0 million and branch office closure costs of $1.0 million, and were recorded primarily as a result of the reorganization in the core Portamedic business in the HID segment.  A roll forward of the 2006 restructuring charges is outlined in the table below:

(In millions)	2006		Balance at		Balance at
	Charges	Payments	December 31, 2006	2007 Payments	December 31, 2007
Severance	$1.0	$(0.7)	$0.3	$(0.3)	-
Lease Obligations	1.0	(0.5)	0.5	(0.5)	-
Total	$2.0	$(1.2)	$0.8	$(0.8)	-

During the year ended December 31, 2005, the Company recorded restructuring and other charges of $6.6 million, which included employee severance packages totaling $4.6 million, branch office closures costs of $0.6 million and the write off of certain purchased business application software totaling $1.4 million.  A roll-forward of the 2005 restructuring charges is outlined in the table below:

(In millions)	2005
	Charges	Less Non-Cash Charges	2005 Payments	Balance at December 31, 2005	2006 Payments	Balance at December 31, 2006	2007 Payments	Balance at December 31, 2007
Severance\Lease Obligations – HID	$4.9	(0.4)	$(2.7)	$1.8	$(1.1)	$0.7	$(0.4)	$0.3
Software Write-off-HID	1.4	(1.4)	-	-	-	-	-	-
Lease Obligation - CED	0.3	-	-	0.3	(0.3)	-	-	-
Total	$6.6	$(1.8)	$(2.7)	$2.1	$(1.4)	$0.7	$(0.4)	$0.3

At December 31, 2007, $1.8 million of restructuring charges and $0.5 million of other charges are recorded in accrued expenses in the accompanying consolidated balance sheet. The $0.5 million of other charges is related to a threatened lawsuit against the Company as described in Note 12.  Cash payments related to the above described restructuring and other charges are expected to be completed within the next twelve months, except for certain long-term severance payments and certain restructuring charges of $0.3 million, which are recorded in other long-term liabilities.

Note 9 — Property, Plant and Equipment

Property and equipment, at cost, consists of the  following:

(In thousands)			Estimated
	December 31,	December 31,	Useful Life
	2007	2006	In Years
Land and improvements	$628	$628	10 - 20
Building and leasehold improvements	6,989	6,597	10 - 45
Furniture, fixtures and equipment	36,537	34,350	3 – 10
	44,154	41,575

Less accumulated depreciation and amortization	29,262	26,872
Total	$14,892	$14,703

Note 10 — Revolving Credit Facility

     On October 10, 2006, the Company entered into a three year Loan and Security Agreement (the “Loan and Security Agreement”) with CitiCapital Commercial Corporation (“CitiCapital”). The Loan and Security Agreement expires on October 10, 2009.

The Loan and Security Agreement provides the Company with a senior secured revolving credit facility, the proceeds of which are to be used for general working capital purposes. In connection with this agreement, the Company paid a non-refundable closing fee of $0.2 million to the lender.  Under the terms of the Loan and Security Agreement, the lender has agreed to make revolving credit loans to the Company in an aggregate principal at any one time outstanding which, when combined with the aggregate undrawn amount of all unexpired letters of credit, does not exceed:

(i)
90% of “Eligible Receivables” (as that term is defined in the Loan and Security Agreement) of the Company and the Company’s subsidiaries providing guarantees of the indebtedness under the facility;  plus

(ii)	65% of the fair market value of the Company’s corporate headquarters located in Basking Ridge, New Jersey –

provided that in no event can the aggregate amount of the revolving credit loans and letters of credit outstanding at any time exceed $25 million.  The maximum aggregate face amount of letters of credit that may be outstanding at any time may not exceed $1 million.  The Company’s available borrowing base at December 31, 2007 was approximately $24.6 million.  The Company had no borrowings outstanding from this credit facility as of December 31, 2007.

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

Borrowings of revolving credit loans shall take the form of either LIBOR rate advances or base rate advances, with the applicable interest rate being the LIBOR rate plus 1.75% or the rate of interest publicly announced from time to time by Citibank, N.A. as its base rate, respectively.  Interest is payable monthly in arrears.  The form of the revolving credit loans is at the Company’s option, subject to certain conditions set forth in the Loan and Security Agreement.

The Company is also obligated to pay, on a monthly basis in arrears, an unused line fee (commitment fee) equal to 0.375% per annum on the difference between the maximum amount of the revolving credit facility and the average daily aggregate outstanding amount of revolving credit loans and unexpired letters of credit during the preceding month.  The Company incurred commitment fees of $0.08 million and $0.05 million in 2007 and 2006, respectively.

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

As security for the Company’s payment and other obligations under the Loan and Security Agreement, the Company has granted to CitiCapital a lien on and security interest in all of the Company’s property, including its receivables (which, together with the receivables of the subsidiary guarantors that become Eligible Receivables, are  subject to a lockbox account arrangement), equipment, inventory and real estate owned and used by the Company as its corporate headquarters.  In addition, the obligations are secured under the terms of security agreements and guarantees provided by the subsidiary guarantors.  Guarantees have been provided by all of the Company’s direct subsidiaries.

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

The Loan and Security Agreement also contains a financial covenant, which goes into effect when the difference between (i) the lesser of (A) the borrowing base (that is, the aggregate of the amounts described in (i) and (ii) above) and (B) the maximum amount of the revolving credit facility, and (ii) the sum of the aggregate outstanding amount of the revolving credit loans and face amount of letters of credit, is less than $10 million.  At that time, the Company must maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), on a trailing 12-month basis, of no less than 1:1.  Based on the Company’s available borrowing base as of December 31, 2007 of $24.6 million, the Company has $14.6 million of borrowing capacity under the Revolving Credit facility before the financial covenant goes into effect.

The failure of the Company or any subsidiary guarantor to comply with any of the covenants, or the breach of any of its or their representations and warranties, contained in the Loan and Security Agreement constitutes an event of default under the agreement.

The Loan and Security Agreement contains a covenant stating that an event of default shall occur should James D. Calver cease to be Chief Executive Officer of the Company.  As a result of Mr. Calver’s resignation from the Company on February 5, 2008, the Company was in default of this covenant.  The Company has obtained a waiver of this event of default from CitiCapital.

Note 11 —Commitments and Contingencies

The Company leases branch field offices under a  number of operating leases which expire in various years through 2012. These leases generally contain renewal options and require the Company to pay all executory costs (such as property taxes, maintenance and insurance). The Company also leases telephone, computer and other miscellaneous equipment. These leases also expire in various years through 2014. The following is a schedule of future minimum lease payments for operating leases (with initial or remaining terms in excess of one year) as of  December 31, 2007:

 (In thousands)
Year ending December 31,	Operating Leases
2008	$7,404
2009	3,332
2010	2,118
2011	1,132
2012	897
Thereafter	407
$15,290

Rental expense under operating leases totaled $11.1 million, $16.0 million, and $18.2 million in 2007, 2006 and 2005, respectively.

Included in accrued expenses at  December 31, 2007 and 2006 is a liability for reimbursement of examiners travel costs of approximately $2.4 million and $2.6 million, respectively.

The Company has employment retention contracts with the executive officers of the Company for one or two year periods from the date a change in control occurs as further defined in the contracts.

In the third quarter of 2007, the Company became aware that it did not file with the SEC a registration statement on Form S-8 to register the shares of its common stock issuable under either the Hooper Holmes, Inc. 2002 Stock Option Plan (the "2002 Stock Option Plan") or the Hooper Holmes, Inc. Stock Purchase Plan (2004) (the "2004 Employee Stock Purchase Plan") at the time such plans were approved by the Company’s shareholders in May 2002 and May 2003, respectively.  To address this oversight, the Company filed with the SEC a registration statement on Form S-8 (the "Registration Statement") covering shares that remain issuable under these plans.

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

The issuances of shares upon exercise of purchase rights granted under the 2004 Employee Stock Purchase Plan, which occurred prior to the filing of the Registration Statement, may not have been exempt from registration under the Securities Act and applicable state securities laws and regulations.  As a result, the Company may have potential liability to those employees (and, in some cases, now former employees) to whom the Company issued its shares upon the exercise of purchase rights granted under the plan.  The Company may also have potential liability with respect to shares issued under the 2002 Stock Option Plan if the acquisition of shares under the plan is not exempt from registration under Section 4(2) of the Securities Act.  However, based on the number of shares at issue and taking into consideration the current price of the Company’s common stock, as reported on the American Stock Exchange, the Company believes that its current potential liability for rescission claims is not material to its consolidated financial condition, results of operations or cash flows.

In June 2006, the Company entered into an agreement with EHS Partners, LLC ("EHS") whereby EHS would provide consulting services in connection with the Company's 2006 strategic review.  In connection with these consulting services, the Company recorded a charge during the year ended December 31, 2006 of $5.6 million, of which $1.0 million is included in accrued expenses as of December 31, 2007. In 2008, the Company has reached an agreement with EHS whereby in return for a payment by the Company of $1.3 million, EHS will waive its right to receive any additional payments under its agreement with the Company.

On July 11, 2003, the Company received a determination from the Internal Revenue Service that one individual the Company contracted with as an independent contractor, should have been classified as an employee in 2002. This ruling also applies to any other individuals engaged by the Company under similar circumstances. The ruling stated that the Company may not be subject to adverse consequences as the Company may be entitled to relief under applicable tax laws (Section 530 of the Revenue Act of 1978). Management believes that the Company qualifies for relief under Section 530. To date, the Company has not received any further communication from the Internal Revenue Service.

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

Note 12 — Litigation

On January 25, 2005 Sylvia Gayed, one of the Company’s examiners in California, filed a class-action lawsuit against the Company in the Superior Court of California, Los Angeles County, alleging violations of California’s wage and hour laws.  The complaint alleged that the Company failed to pay overtime wages, provide meal and rest periods and reimbursement for expenses incurred by examiners in performing examinations.  The Company currently employs approximately 400 examiners in California and have employed in excess of 1,400 examiners in California over the past 60 months.  Following a mediation on December 6, 2006, the parties reached a settlement, pursuant to which the Company will pay the sum of $1.2 million to the class members in full settlement of this lawsuit.  The court granted final approval of the settlement on July 16, 2007.  Payment of $0.7 million was made on October 3, 2007, and the balance of the settlement was paid in March 2008.

 In 2006, a life insurance company client informed the Company  that, after investigation, it determined that certain life insurance policies that it issued were procured by fraudulent means employed by insurance applicants, the client’s agents, the Company’s sub-contracted examiners, and others.  On December 14, 2007, the client filed a Demand for Arbitration, in which it alleged damages in excess of $5.0 million.  The Company believes it had strong defenses to the client’s claim, but in order to avoid the time and expense of litigation, and to preserve a valuable client relationship, the Company has agreed in principle to pay the client $0.5 million.  The Company expects to make this payment during the second quarter of 2008.

On February 28, 2008, a physician, John McGee, M.D., filed suit in the United States District Court for the Eastern District of New York in which he alleged, among other things, that Allstate Insurance Company and the Company’s subsidiary, Hooper Evaluations, Inc., along with other named plaintiffs, violated various laws, including the Racketeer Influenced Corrupt Organization Act, in connection with the arranging of independent medical examinations.  The Company has yet to receive formal service in connection with this action.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.

The Company is a party to a number of other legal actions arising in the ordinary course of its business. In the opinion of management, the Company has substantial legal defenses and/or insurance coverage with respect to all of its pending legal actions. Accordingly, none of these actions is expected to have a material adverse effect on the Company’s liquidity, its consolidated results of operations or its consolidated financial position.

Note 13 — Related Party Transaction (in dollars)

For the years ended December 31, 2007 and 2006, the Company paid approximately $20,000 and $40,000, respectively, to Paul Kolacki, a member of the Company’s Board of Directors since August 2005, for consulting services related to the Company’s Health Information Division.  The Company terminated this arrangement effective March 31, 2007 and Mr. Kolacki has not provided any further consulting services subsequent to that date.  Mr. Kolacki resigned as a member of the Company’s Board of Directors effective September 30, 2007.

Kenneth Rossano, a member of the Company’s Board of Directors since 1967, provides consulting services to Korn Ferry International in Boston, MA.  Mr. Rossano’s compensation from Korn Ferry is not directly or indirectly tied to any fees paid by the Company to Korn Ferry.  For the years ended December 31, 2007 and 2006, respectively, the Company paid Korn Ferry International approximately $10,000 and $400,000 for professional services.

Note 14 — Income Taxes

The components of the income tax provision (benefit) are as follows:

(in thousands)	2007	2006	2005
Federal:
Current	-	$(2,382)	$(1,918)
Deferred	-	25,671	(30,841)
State and local:
Current	(75)	25	657
Deferred	-	5,606	(6,935)
	(75)	$28,920	$(39,037)

The following reconciles the “statutory” federal income tax rate to the effective income tax rate:

	2007	2006	2005
Computed “expected” income tax provision (benefit)	(35%)	(35%)	(35%)
Increase (reduction) in income tax provision (benefit) resulting from:
State tax, net of federal benefit	-	6	(3)
Non deductible portion of impairment charge	3	14	4
Change in federal valuation allowance	31	70	-
Other	1	1	2
Effective income tax rate	0%	56%	(32%)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

(in thousands)	2007	2006
Deferred tax assets:
Receivable allowance	$1,564	$989
Goodwill	24,400	25,744
Intangible assets	7,452	8,298
Investment loss	4,412	2,533
Compensation expense	869	598
Federal net operating loss carryforward	12,491	5,778
State net operating loss carryforward	2,837	1,722
Legal settlement	161	470
AMT credit carry forward	157	157
Other	415	544
Gross deferred tax assets	$54,758	$46,833
Valuation allowance	(53,683)	(45,66)
	$1,075	$1,168
Deferred tax liabilities:
Accumulated depreciation	(896)	(660)
Acquisition bases adjustment, primarily intangibles	(179)	(508)
Gross deferred tax liabilities	(1,075)	(1,168)
Net deferred tax assets	$-	$-

The Company has significant deferred tax assets attributable to tax deductible intangibles, capital loss carryforwards, and federal and state net operating loss carryforwards, which may reduce taxable income in future periods.  During 2006 the Company concluded that based on the decline in revenues and margin, the cumulative tax and operating losses, the lack of taxes in the carryback period, and the uncertainty surrounding the extent or timing of future taxable income, it was no longer more likely than not that it would realize the tax benefits of its deferred tax assets.  Accordingly, the Company recorded a full valuation allowance on its net deferred tax assets during 2006.

The tax benefit recorded in the year ended December 31, 2007 reflects a tax benefit, offset by certain minimum state tax liabilities that the Company will incur.  No federal tax benefit was recorded relating to the current year losses, as the Company continues to believe that a full valuation allowance is required on its net deferred tax assets.

As discussed in Note 1, the Company adopted FIN 48 on January 1, 2007.  The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements except for a reclassification of $3.6 million of a non-income tax liability from income taxes payable to accrued expenses.

As of January 1, 2007, no amounts were recorded for unrecognized tax benefits or for the payment of interest or penalties.  Furthermore, no amounts were accrued during the year ended December 31, 2007.

The Internal Revenue Service (the “IRS”) has completed and closed its audits of our tax returns through 2002. The IRS is currently in the process of auditing tax returns for tax years 2003, 2004 and 2005.  State income tax returns for the year 2002 and forward are subject to examination.

As of December 31, 2007, the Company has U.S. federal and state net operating loss carryforwards of approximately $35.7 million and $54.6 million, respectively.   The net operating loss carryforwards, if unutilized, will expire in the years 2010 through 2027.

Note 15 — Capital Stock

Stock Repurchase Program — On May 30, 2000, the Board of Directors adopted a resolution authorizing the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $25.0 million per year. On April 27, 2005 the Board of Directors amended its earlier resolution limiting the repurchases to between 1.0 and 1.5 million shares of the Company’s common stock in any calendar year.  The Company is prohibited from purchasing, redeeming or retiring any of its shares under its Loan and Security Agreement.  For the year ended December 31, 2005, the Company purchased 30,800 shares at a total cost of  $0.1 million. The Company did not purchase any shares during 2007 and 2006.

Rights Agreement — On May 23, 2000, the Company’s Board of Directors declared a dividend of one right (a “Right”) for each share of the Company’s common stock held of record on June 16, 2000 (the “Record Date”).  The Board also authorized the issuance of one Right for each share of common stock issued after the Record Date and before the earliest to occur of the following:

(1)                 June 15, 2010;

(2)                 the Board taking action to redeem the Rights;

(3)
the tenth day after any Person (as defined in the Rights Agreement, described below) becomes the beneficial owner of 20% or more of the outstanding shares of the Company’s common stock, other than as a result of a Permitted Offer (as defined in the Rights Agreement), or

(4)
the tenth day after any Person commences a tender or exchange offer to acquire (when added to any shares such Person is the beneficial owner of immediately prior to the tender or exchange offer) 30% or more of the outstanding shares of the Company’s common stock, other than a Permitted Offer.

The Company entered into a Rights Agreement, dated as of June 16, 2000, with First City Transfer Company, as Rights Agent, to memorialize the terms of the Rights.  The Company did not enter into the Rights Agreement in response to any known effort to acquire control of the Company.   Rather, the Rights Agreement was adopted in an effort to ensure that all of the Company’s shareholders are treated fairly if an attempt is made to take over the Company without paying all shareholders a full and fair price for all of their shares of common stock. The following description is a summary of the Rights Agreement.

The Rights; How Evidenced; Transferability

Under the Rights Agreement, the Rights are initially evidenced by shareholders’ stock certificates.  Subject to adjustment in connection with the Company’s declaration or payment of a stock dividend, a stock split, reverse stock split, or the issuance of shares of common stock (or other capital stock) in a reclassification, merger or consolidation, one Right attaches to each share of common stock and is transferable only together with the associated share.

After the occurrence of either of the events described in (3) and (4) above, each Right will be transferable independent of the associated share of common stock.  At that time, each Right will entitle the holder of the Right to purchase one share of common stock at an exercise price of $110, such exercise price being subject to adjustment, at any time prior to the earlier to occur of the events described in (1) and (2) above, defined in the Rights Agreement as the “Expiration Time.”

Flip-Over Transaction or Event

If, prior to the Expiration Time, the Company enters into, consummates or permits to occur a Flip-over Transaction or Event, the Company, in general, must – for the benefit of the holders of the Rights – enter into a supplemental agreement with the Person engaging in the Flip-over Transaction or Event (the “Flip-over Entity”).  A “Flip-over Transaction or Event” is defined as:

(A)
a transaction in which the Company, directly or indirectly, consolidates with, or merges with or into, any Person, or any Person consolidates with, or merges with or into, the Company, and, in either case, all or part of the outstanding shares of the Company’s common stock are changed in any way or such shares are converted into or exchanged for stock, other securities, cash or other property; or

(B)
a transaction (or series of transactions) in which the Company, directly or indirectly, sells or otherwise transfers to any person Company assets either (i) aggregating more than 50% of the Company’s total assets (measured by their book value or fair market value), or (ii) generating more than 50% of the Company’s operating income or cash flow.

    The supplemental agreement is to provide that, upon consummation of the Flip-over Transaction or Event,  the holder of each Right is entitled to purchase from the Flip-over Entity the number of shares of the Flip-over Entity’s common stock having an aggregate market price equal to two times the Right’s exercise price.  The holder of the Right can effect such purchase by exercising the Right and paying the then-applicable exercise price.

The Company is not required to enter into a supplemental agreement in connection with a Flip-over Transaction or Event if:

•	the transaction or event is completed with a Person who acquires shares of the Company’s common stock in a Permitted Offer;

•	the price per share of the Company’s common stock offered in the transaction is not less than the price per share paid to shareholders whose shares were purchased in the Permitted Offer; and

•	the form of consideration being offered to the Company’s remaining shareholders in the transaction is the same form of consideration paid in connection with the Permitted Offer.

    A “Permitted Offer” is defines as a tender or exchange offer for all outstanding shares of the Company’s common stock at a price and on terms that at least a majority of the Board members (exclusive of any member who is a Company officer, an acquiring Person, or an affiliate, associate, nominee or representative of the acquiring Person) determine to be adequate and otherwise in the best interests of the Company and its shareholders.

The Rights Agreement prohibits the Company from entering into or consummating, or permitting to occur, a Flip-over Transaction or Event if, at the time of such transaction or event, the Company has any rights, warrants or other securities outstanding, or any other arrangements, agreements or instruments, which would eliminate or diminish in any respect the benefits intended to be afford by the Rights Agreement to the holders of Rights upon consummation of any such transaction or event.

Flip-in Event

If, prior to the Expiration Time, any Person becomes the beneficial owner of 20% more of the outstanding shares of the Company’s common stock through other than a Permitted Offer or a Flip-over Transaction or Event (defined as a “Flip-in Event”), the Company is obligated to take the necessary action to ensure that each Right constitutes the right to purchase from the Company a number of shares of the Company’s common stock having an aggregate market price on the date of the Flip-in Event equal to two times the exercise price of the Right.  The holder of the Right can effect such purchase by exercising the Right and paying the then-applicable exercise price.  However, any Rights that are or were beneficially owned by the acquiring Person, or any direct or indirect transferee of that Person (to the extent the Board determines that the transfer is part of a plan to avoid the consequences of a Flip-in Event), on or after the date the Person becomes the beneficial owner of 20% of more the outstanding shares of the Company’s common stock, will be void.  The holder(s) of such Rights will have no right to exercise or transfer such Rights under these circumstances.

Redemption of the Rights

The Board may, at its option, at any time prior to the tenth day after any Person becomes the beneficial owner of 20% more of the outstanding shares of the Company’s common stock through other than a Permitted Offer, elect to redeem all the then outstanding Rights at a redemption price of $.01 per Right.  In such case, the right to exercise the Rights will terminate and each Right will thereafter represent only the right to receive the redemption price. The Company may, at its option, pay the redemption price in cash, shares of common stock (based on the market price of such shares at the time of redemption) or any other form of consideration deemed appropriate by the Board.

The Rights Agreement will expire on June 15, 2010. In addition, the Rights may be redeemed for $0.01 per Right on or prior to the tenth day after any person or group acquires 20% or more of the Company’s common stock, thus clearing the way for an acquisition which the Board believes to be in the best interests of the Company and its shareholders.

Note 16 — 401k Savings and Retirement Plan

The Company’s 401k Savings and Retirement Plan is available to all employees with at least one year of employment service with greater than 1,000 hours of service. The Company matches 25% of the first 10% of employee salary contributions. The Company’s charge to expense for 2007, 2006 and 2005 was $0.4 million, $0.5 million and $0.7 million, respectively. The Company’s common stock is not an investment option to employees participating in the 401k savings and retirement plan.

Quarterly Financial Data (Unaudited)
(dollars in thousands, except per share data)

	2007 Quarters
	First	Second	Third		Fourth
Revenues	$62,374	$60,774	$56,260		$58,269
Gross profit	$15,780	$14,659	$13,211		$14,525
Loss from continuing operations	$(1,609)	$(1,865)	$(10,992)	(a)	$(2,284)
Income (loss) from discontinued operations	$(68)	$1	$351		$9,159
Net income (loss)	$(1,677)	$(1,865)	$(10,641)		$6,876

Basic earnings per share:
Loss from continuing operations	$(0.02)	$(0.03)	$(0.16)		$(0.03)
Income (loss) from discontinued operations	$-	$-	$-		$0.13
Net income (loss) per share	$(0.02)	$(0.03)	$(0.16)		$0.10

Diluted earnings per share:
Loss from continuing operations	$(0.02)	$(0.03)	$(0.16)		$(0.03)
Income (loss) from discontinued operations	$-	$-	$0.01		$0.13
Net income (loss) per share	$(0.02)	$(0.03)	$(0.16)		$0.10

	2006 Quarters
	First	Second	Third		Fourth (e)
Revenues	$67,274	$66,094	$60,573		$61,269
Gross profit	$15,769	$15,995	$13,352		$13,972
Loss from continuing operations	$(1,459)	$(607)	$(41,870)	(b)	$(36,709) (c)
Income (loss) from discontinued operations	$34	$82	$(270)		$(5,292)
Net loss	$(1,424)	$(525)	$(42,140)		$(42,002)

Basic earnings per share: (d)
Loss from continuing operations	$(0.02)	$(0.01)	$(0.63)		$(0.54)
Income (loss) from discontinued operations	$-	$-	$-		$(0.08)
Net loss per share	$(0.02)	$(0.01)	$(0.63)		$(0.62)

Diluted earnings per share: (d)
Loss from continuing operations	$(0.02)	$(0.01)	$(0.63)		$(0.54)
Income (loss) from discontinued operations	$-	$-	$-		$(0.08)
Net loss per share	$(0.02)	$(0.01)	$(0.63)		$(0.62)

  (a) Includes a goodwill and intangible impairment charge of $6.3 million.
(b) Includes a charge of $31.3 million to record a deferred tax valuation allowance.
(c) Includes a goodwill and intangible impairment charge of $33.1 million.
  (d) Due to rounding, the sum of the quarters will not equal the full year.
(e) Previously reported fourth quarter 2006 amounts reflect certain immaterial corrections as noted in Note 1 (q) to the notes of the consolidated financial statements.

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2007.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective.

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

As of December 31, 2007, management has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that as of` December 31, 2007 our internal control over financial reporting was effective.

(c) Changes in Internal Control over Financial Reporting

 During the third quarter of 2007, the Company discontinued its implementation of a revenue and billing system that was to replace its current revenue and billing system.   A new project plan was initiated to explore replacing this system in 2008.

There were no changes to internal controls during the fourth quarter of 2007.

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2007 and subsequent to the Evaluation Date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)           Remediation of Material Weaknesses in Internal Control Over Financial Reporting

None

ITEM 9B	Other Information

None.

Part III

ITEM 10	Directors and Executive Officers of the Registrant

The information required by Item 10 will be included in our proxy statement for the 2008 annual meeting of shareholders, which will be mailed within 120 days after the close of our year ended December 31, 2007, and is hereby incorporated in this annual report on Form 10-K by reference to the proxy statement.

ITEM 11	Executive Compensation

The information required by Item 11 will be included in our proxy statement for the 2008 annual meeting of shareholders, which will be mailed within 120 days after the close of our year ended December 31, 2007, and is hereby incorporated in this annual report on Form 10-K by reference to the proxy statement.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in our proxy statement for the 2008 annual meeting of shareholders, which will be mailed within 120 days after the close of our year ended December 31, 2007, and is hereby incorporated in this annual report on Form 10-K by reference to the proxy statement.

ITEM 13	Certain Relationships and Related Transactions

The information required by Item 13 will be included in our proxy statement for the 2008 annual meeting of shareholders, which will be mailed within 120 days after the close of our year ended December 31, 2007, and is hereby incorporated in this annual report on Form 10-K by reference to the proxy statement.

ITEM 14	Principal Accountant Fees and Services

The information required by Item 14 will be included in our proxy statement for the 2008 annual meeting of shareholders, which will be mailed within 120 days after the close of our year ended December 31, 2007, and is hereby incorporated in this annual report on Form 10-K by reference to the proxy statement.

ITEM 15	Exhibits and Financial Statement Schedules

(a)             (1)          The following financial statements and independent auditors’ report are included in the Registrant’s 2007 Annual Report to Shareholders.
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets —
December 31, 2007 and 2006
Consolidated Statements of Operations —
Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity —
Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows —
Years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

(2)        The following financial statement schedule is included in the report:

Schedule II – Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(3)        Exhibits included herein

(b)                                                                                                       EXHIBIT
3.1	Restated Certificate of Incorporation of Hooper Holmes, Inc., as amended (1)
3.2	Certificate of Amendment of the Certificate of Incorporation of Hooper Holmes, Inc. (2)
3.3	Bylaws of Hooper Holmes, Inc., as amended (3)
4.1	Rights Agreement between Hooper Holmes, Inc. and First City Transfer Company (4)
4.2	Amendment to Rights Agreement (5)
10.1	Employment Agreement by and between Hooper Holmes, Inc., and James D. Calver (6)
10.2	Form of Indemnification Agreement (7)
10.4	Employee Retention Agreement by and between Hooper Holmes, Inc. and James D. Calver (9)
10.5	Hooper Holmes, Inc. 1994 Stock Option Plan (10)
10.6	Amended and Restated Revolving Credit and Term Loan Agreement between Hooper Holmes, Inc. and First Union National Bank and Fleet Bank, N.A. (11)
10.7	Employee Retention Agreement by and between Hooper Holmes, Inc. and Michael Shea (12)
10.8	1997 Stock Option Plan (13)
10.9	1997 Director Option Plan (14)
10.10	Employee Retention Agreement by and between Hooper Holmes, Inc. and Executive Officers of Hooper Holmes, Inc. (15)
10.11	1999 Stock Option Plan (16)
10.12	2002 Stock Option Plan (17)
10.14	Stock Purchase Plan (2004) of Hooper Holmes, Inc. (19)
10.15	2007 Non-Employee Director Restricted Stock Plan
10.18	Severance and Release Agreement by and between Hooper Holmes, Inc. and Robert W. Jewett
10.19	Resignation and Release Agreement by and between Hooper Holmes, Inc. and James M. McNamee (24)
10.24	Loan and Security Agreement between Hooper Holmes, Inc. and CitiCapital Commercial Corporation (29)
10.25	Consent from Citicapital with respect to the Company’s sale of the Medicals Direct Group business
10.26	Waiver from Citicapital with respect to the departure of James D. Calver as Chief Executive Officer of the Company
10.27	Agreement between Hooper Holmes, Inc. and EHS Partners, LLC, signed by Hooper Holmes on June 8, 2006
10.28	Amendment to agreement between Hooper Holmes, Inc. and EHS Partners, LLC, dated March 1, 2007
14	Hooper Holmes, Inc. Code of Conduct (31)
21	Subsidiaries of Hooper Holmes, Inc
23	Consent of Independent Registered Public Accounting Firm
24	Power of attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(3)           Incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for
 the fiscal year ended December 31, 1999.
(4)	Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 10-K for the fiscal year ended December 31, 2000.

(5)	Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 10-K for the fiscal year ended December 31, 2002.
(6)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 13, 2006.
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

                                                                                                                                                                            Schedule II

Hooper Holmes, Inc
Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2007

(In thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses (1)	Deductions (2)	Balance at End of Period

Description

Year ended December 31, 2007
Reserves and allowances Accounts receivable allowance	$2,730	$3,431	$(2,146)	$4,015

Year ended December 31, 2006
Reserves and allowances Accounts receivable allowance	$1,642	$1,160	$(72)	$2,730

Year ended December 31, 2005
Reserves and allowances Accounts receivable allowance	$1,258	$435	$(51)	$1,642

 (1)  Includes $3.3 million and $1.0 million in 2007 and 2006, respectively, charged as a reduction to revenues.
(2)  Represents accounts receivable write-offs, net of recoveries.

.

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

HOOPER HOLMES, INC.
(Registrant)

  By:     /s/ Roy H. Bubbs
             Roy H. Bubbs
                                                                                  Interim Chief Executive Officer

Date:              March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

___/s/ Roy H. Bubbs______________________________                                                                                                   Date:                   March 17, 2008
Roy H. Bubbs                                          (Interim) Chief Executive
    Officer, Director

________________________________________________                                                                                                        Date:                  March 17, 2008
* Benjamin A. Currier                                             Director

________________________________________________                                                                                                        Date:                   March 17, 2008
* Quentin J. Kennedy                                             Director

________________________________________________                                                                                                        Date:                   March 17, 2008
* Kenneth R. Rossano                                           Director

________________________________________________                                                                                                        Date:                   March 17, 2008
* Elaine Rigolosi                                                     Director

________________________________________________                                                                                                        Date:                   March 17, 2008
* John W. Remshard                                             Director

________________________________________________                                                                                                        Date:                   March 17, 2008
* Roy E. Lowrance                                                Director

________________________________________________                                                                                                        Date:                   March 17, 2008
* Leslie Hudson                                                    Director

_/s/ Michael J. Shea_________________________________                                                                                                       Date:                   March 17, 2008
Michael J. Shea                                          Senior V.P. and Chief
Financial and Accounting Officer

*Roy H. Bubbs, by signing his name hereto, does hereby sign this report for the persons before whose printed name an asterisk appears, pursuant to the power of attorney duly executed by such person and filed as Exhibit 24 hereto with the Securities and Exchange Commission.

Leadership Information

Directors

Benjamin A. Currier
Retired. Formerly Senior Vice President, Security Life of Denver Ins. Co. — ING/Barings

Mr. Currier, age 74, served as Interim Chief Executive Officer of the Company from August 2005 until January 2006 and as Lead Director from September 2004 until August 2005.  He was Senior Vice President of Operations for Security Life of Denver Insurance Company, a subsidiary of ING/Barings, in Denver, Colorado prior to his retirement in 1997. He has been a director of the Company since 1996, and he is Chairman of the Board, Chair of the Governance and Nominating Committee, and a member of the Compensation Committee. (Term expires at the Annual Meeting in 2008.)

Quentin J. Kennedy
Retired. Formerly Executive Vice President, Secretary and Director, Federal Paper Board Company

Mr. Kennedy, age 74, was Executive Vice President, Secretary, Treasurer and Director of Federal Paper Board Company in Montvale, New Jersey until his retirement in 1996. He had served in various executive positions with Federal Paper Board since 1960. Mr. Kennedy has been a director of the Company since 1991. He was the Chair of the Audit Committee until February 5, 2007 and is a member of the Audit Committee and the Governance and Nominating Committee. (Term expires at the Annual Meeting in 2009.)

Roy E. Lowrance
Chief Technology Officer, Reuters

Mr. Lowrance, age 57, has served as the Chief Technology Officer for Reuters since February 2006.  He was the Chief Technology Officer and Chief Architect for Capital One Financial Corporation from 2002 through 2005. From 2000 to 2002, Mr. Lowrance served as a vice president, director and partner of Boston Consulting Group. Mr. Lowrance has been a director of the Company since March 2, 2005 and is the Chair of the Strategic Oversight Committee and a member of the Audit Committee. (Term expires at the Annual Meeting in 2009.)

Dr. Elaine L. Rigolosi
Professor of Education Department of Organization and Leadership, Teachers College, Columbia University

Dr. Rigolosi, Ed.D, J.D., age 63, is Professor of Education in the Department of Organization and Leadership at Teachers College, Columbia University. She has been associated with Columbia University since 1976, and has maintained a private consulting practice in management for health care organizations since 1974. Dr. Rigolosi has been a director of the Company since 1989, and she is the Chair of the Compensation Committee and a member of the Governance and Nominating Committee. (Term expires at the Annual Meeting in 2008.)

Kenneth R. Rossano
Private Investor.

Mr. Rossano, age 73, is a private investor and consultant to Korn Ferry International in Boston, MA. He has been a director of the Company since 1967, and is a member of the Audit Committee and the Compensation Committee. Mr. Rossano is also a director of Active International, Inc. (Term expires at the Annual Meeting in 2010.)

John W. Remshard
Retired, Former Senior Vice President and Chief Financial Officer, Wellchoice

Mr. Remshard, age 61, was Senior Vice President and Chief Financial Officer of Wellchoice until his retirement in December 2005.  He was Senior Vice President of Health Choice from 1996 until 2002.  Mr. Remshard became a director of the Company on July 27, 2006 and is the Chair of the Audit Committee. (Term expires at the Annual Meeting in 2008.)

Directors

Leslie Hudson

Dr. Hudson, age 60, was appointed CEO of AVI BioPharma Inc. in February 2008 and re-joined the Board of Directors of Hooper Holmes in November 2007.  Prior to his current position, he served as Interim President and Chief Executive Officer of Nabi Biopharmaceuticals for one year, having been a director of the Company since August 2005. Prior to joining Nabi, he served as Chief Executive Officer and President of DOV Pharmaceutical, Inc., from June 2005 to July 2006.  Dr. Hudson served as Vice Provost for Strategic Initiatives at the University of Pennsylvania from 2003 to June 2005.  From 1995 to 2003 he served in several positions at Pharmacia Corp., including senior vice president of research and exploratory development, senior vice president of emerging technology and commercial development and general manager and group vice president of ophthalmology. Prior to his tenure at Pharmacia, Dr Hudson worked at Repligen Corporation, based in Cambridge, Massachusetts.  He also served in several senior research positions at GlaxoWellcome (GlaxoSmithKline plc) from 1988 to 1994 including vice president for discovery research. (Term expires at the Annual Meeting in 2009.)

Roy H. Bubbs

Mr. Bubbs, age 58, has been in the financial services industry for 34 years.  As President of Mony Partners he created the brokerage division for the Mony Group, leading strategy, infrastructure, operations and business plan implementation.   His experience in expanding distribution channels, instituting new technology platforms and developing new product portfolios enabled Mony to generate significant growth.  Prior to joining Mony, Mr. Bubbs was Senior Vice President for Manulife, US, where his responsibilities included developing and implementing a multiple distribution channel strategy to reinvigorate insurance sales and eliminate distribution expense losses.  For the first 24 years of his career, Mr. Bubbs was with Cigna, where he served as an agent, agency manager and senior executive.  As Senior Vice President, he was responsible for half of Cigna’s career agency sales force.  He also ran the distribution and field service unit for Cigna’s Pension Division and built the Annuity Division.  (Term expires at the Annual Meeting in 2010.)

Officers

Roy H. Bubbs
Interim Chief Executive Officer and President

William F. Kracklauer
Senior Vice President, General Counsel and Secretary

Joseph A. Marone
Vice President and Controller

Michael J. Shea
Senior Vice President and Chief Financial Officer

Ronald J. Levesque
Senior Vice President, President Portamedic

Burt R. Wolder
Senior Vice President and Chief Marketing Officer

Christopher J. Behling
President, Health & Wellness