Form 10-Q
period 2008-03-31
HOOPER HOLMES INC
filed 2008-05-09
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “accelerated filer”, “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12B-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller Reporting Company ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

The number of shares outstanding of the Registrant’s common stock as of April 30, 2008 were:
Common Stock, $.04 par value – 68,634,587 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES
INDEX

			Page No.
PART I -	Financial Information (unaudited)

	ITEM 1 -	Financial Statements

		Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	1

		Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007	2

		Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007	3

		Notes to Unaudited Consolidated Financial Statements	4-14

	ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-28

	ITEM 3 –	Quantitative and Qualitative Disclosures About Market Risk	29

	ITEM 4 –	Controls and Procedures	29

PART II –	Other Information

	ITEM 1 –	Legal Proceedings	30

	ITEM 1A –	Risk Factors	31

	ITEM 2 –	Unregistered Sales of Equity Securities and Use of Proceeds	31

	ITEM 3 -	Defaults upon Senior Securities	31

	ITEM 4 –	Submission of Matters to a Vote of Security Holders	31

	ITEM 5 –	Other Information	31

	ITEM 6 –	Exhibits	32

		Signatures	33

Consolidated Balance Sheets
(unaudited)
 (In thousands, except share and per share data)

	March 31, 2008	December 31, 2007
ASSETS (Note10)
Current assets:
Cash and cash equivalents	$5,260	$10,580
Accounts receivable, net	32,438	29,734
Inventories	2,461	2,548
Income tax receivable	560	518
Other current assets	2,844	2,346
Total current assets	43,563	45,726
Property, plant and equipment at cost	45,112	44,154
Less: Accumulated depreciation and amortization	29,730	29,262
Property, plant and equipment, net	15,382	14,892

Intangible assets, net	3,889	4,253
Other assets	1,034	1,067
Total assets	$63,868	$65,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,764	$8,457
Accrued expenses	13,483	15,134
Total current liabilities	22,247	23,591
Other long-term liabilities	303	438
Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 68,643,982 shares as of March 31, 2008 and December 31, 2007.	2,746	2,746
Additional paid-in capital	146,110	146,103
Accumulated deficit	(107,467)	(106,869)
	41,389	41,980
Less: Treasury stock, at cost; 9,395 shares as of March 31, 2008 and December 31, 2007	(71)	(71)
Total stockholders’ equity	41,318	41,909
Total liabilities and stockholders' equity	$63,868	$65,938

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
(unaudited)
 (In thousands, except share and per share data)

	Three Months ended March 31,
	2008	2007
Revenues	$59,096	$62,374
Cost of operations	42,886	47,127
Gross profit	16,210	15,247
Selling, general and administrative expenses	15,175	16,137
Restructuring and other charges	1,653	513
Operating loss from continuing operations	(618)	(1,403)
Other income (expense):
Interest expense	-	(21)
Interest income	75	22
Other expense, net	(95)	(112)
	(20)	(111)
Loss from continuing operations before income taxes	(638)	(1,514)

Income tax provision (benefit)	(40)	95

Loss from continuing operations	(598)	(1,609)

Discontinued operations:
Loss from discontinued operations, net of income taxes	-	(68)
Net loss	$(598)	$(1,677)
Basic and diluted loss per share:
Loss from continuing operations	$(0.01)	$(0.02)
Loss from discontinued operations	-	$0.00
Net loss per share	$(0.01)	$(0.02)
Weighted average number of shares:
Basic	68,634,587	68,061,631
Diluted	68,634,587	68,061,631

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
 (Unaudited, in thousands)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(598)	$(1,677)
Loss from discontinued operations, net of taxes	-	(68)
Loss from continuing operations	(598)	(1,609)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation	820	857
Amortization	364	429
Provision for bad debt expense	34	-
Share based compensation expense & employee stock purchase program	7	115
Loss on disposal of fixed assets	39	38
Change in assets and liabilities, net of effect
from acquisitions/dispositions of businesses:
Accounts receivable	(2,738)	(4,381)
Inventories	87	(191)
Other assets	(465)	(852)
Income tax receivable	(42)	44
Accounts payable, accrued expenses and other long-term liabilities	(1,441)	(1,510)
N Net cash used in operating activities of continuing operations	(3,933)	(7,060)
Net cash provided by operating activities of discontinued operations	-	159
Net cash used in operating activities	(3,933)	(6,901)

Cash flows from investing activities:
Capital expenditures	(1,387)	(930)
N Net cash used in investing activities of continuing operations	(1,387)	(930)
N Net cash used in investing activities of discontinued operations	-	(148)
Net cash used in investing activities	(1,387)	(1,078)

Cash flows from financing activities:
Borrowings under revolving credit facility	-	2,000
Payments under revolving credit facility	-	(2,000)
Proceeds related to the exercise of stock options	-	1,220
Net cash provided by financing activities of continuing operations	-	1,220
Net cash provided by financing activities of discontinued operations	-	-
Net cash provided by financing activities	-	1,220
Effect of exchange rate changes on cash from discontinued operations	-	(6)

Net decrease in cash and cash equivalents	(5,320)	(6,765)
Cash and cash equivalents at beginning of period	10,580	6,667
Cash and cash equivalents at end of period	$5,260	$(98)

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$614	$443
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	-	$4
Income taxes	$6	$68
See accompanying notes to consolidated financial statements.

HOOPER HOLMES, INC.

Notes to Unaudited Consolidated Financial Statements
March 31, 2008
(unaudited)
(in thousands, except share data, unless otherwise noted)

Note 1: Basis of Presentation

a)      The unaudited interim consolidated financial statements of Hooper Holmes, Inc. (the “Company”) have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2007 annual report on Form 10-K.

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

The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for any other interim period or the full year.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

b)      On October 9, 2007, the Company completed the sale of its U.K. subsidiary, Medicals Direct Group (“MDG”). MDG met the definition of a “component of an entity” and therefore has been accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the operating results and cash flows of MDG for the three month period ended March 31, 2007 have been segregated and are reported as a discontinued operation in the accompanying Consolidated Statements of Operations and Cash Flows.  All corresponding footnotes reflect the discontinued operations presentation.  See Note 5 for additional information.

c)      Certain reclassifications have been made to the prior year’s consolidated financial statements in order to conform to the current year’s presentation.

Note 2:	Liquidity

As of March 31, 2008, the Company had $5.3 million of cash and cash equivalents and no borrowings outstanding under its revolving credit facility.  During the three month period ended March 31, 2008 our cash and cash equivalents declined by $5.3 million, primarily due to the following:

•	restructuring payments related to employee severance and branch office closure costs totaling $0.8 million;

•	final payment towards the California lawsuit settlement (See Note 12) of $0.5 million;

•	capital expenditures of $1.4 million;

•	an increase in accounts receivable of $2.7 million and,

•
payment of fees to an outside consultant related to cost saving opportunities identified in the Company’s 2006 strategic review, totaling $1.0 million, and a $1.3 million payment related to the early termination of an agreement with this same outside consultant

•	partially offset by cash generated from continuing operations, before changes in assets and liabilities.

The Company’s net cash used in operating activities of continuing operations for the three months ended March 31, 2008 was $3.9 million.  If operating losses continue, the Company may be required to reduce cash reserves, increase borrowings, reduce capital spending or further restructure operations.  As discussed in Note 10, although the Company has an available borrowing base of $25 million under its revolving credit facility as of March 31, 2008, there is only $15 million of borrowing capacity under the credit facility before a financial covenant goes into effect.  The financial covenant requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement with respect to the credit facility), on a trailing 12-month basis, of no less than 1:1.  It is possible that, if the Company continues to experience losses from operations, its borrowing capacity would be limited to $15 million and the Company’s liquidity adversely affected.

Furthermore, if the Company defaults, in any material respect in the performance of any covenant contained in the revolving credit facility or an event occurs or circumstance exists that has a material adverse effect on the Company’s business, operations, results of operations, properties, assets, liabilities, condition (financial or otherwise), or prospects, or on the Company’s ability to perform its obligations under the revolving credit facility, and such default or event or circumstance is not cured, Citicapital Commercial Corporation (Citicapital) may be able to accelerate the maturity of the Company’s then outstanding obligations.  However, as noted above, as of March 31, 2008, the Company has no borrowings outstanding under its revolving credit facility.

Based on the Company’s anticipated level of future operations, existing cash and cash equivalents and borrowing capability under its credit agreement with CitiCapital, the Company believes it has sufficient funds to meet its cash needs through March 31, 2009.

Note 3:	Earnings Per Share

“Basic” loss per share equals net loss divided by the weighted average common shares outstanding during the period.  “Diluted” loss per share equals net loss divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents.

Our net loss and weighted average shares outstanding used for computing diluted loss per share for continuing operations and discontinued operations were the same as that used for computing basic loss per share for the three month periods ended March 31, 2008 and 2007 because the inclusion of common stock equivalents would be antidilutive.  Outstanding stock options to purchase 5,383,500 and 3,689,300 shares of common stock were excluded from the calculation of diluted earnings per share for the three month periods ended March 31, 2008 and 2007, respectively, because their exercise prices exceeded the average market price of the Company’s common stock for such periods and therefore were antidilutive.

Note 4: Share-Based Compensation

Stock Option Plans — The Company’s stockholders approved stock option plans providing for the grant of options exercisable for up to 4,000,000 shares of common stock in 1992 and 1994, 2,400,000 shares in 1997, 2,000,000 shares in 1999 and 3,000,000 shares in 2002. Options are granted at fair value on the date of grant and are exercisable as follows: 25% after two years and 25% on each of the next three anniversary dates thereafter, with contract lives of 10 years from the date of grant.  At March 31, 2008, the Company is authorized to grant options exercisable for approximately 952,500 shares under the plans.

No stock options were granted during the three month periods ended March 31, 2008 and 2007.

The Company recorded $0.1 million of share-based compensation expense in selling, general and administrative expenses for the three months ended March 31, 2008 and 2007,  related to share-based awards.  In connection with the resignation of the former CEO, the Company reversed previously recorded share-based compensation expense totaling $0.1 million during the three month period ended March 31, 2008.  The reversal was recorded in restructuring and other charges (See Note 9).

Stock Purchase Plan — In 2003, the Company’s shareholders approved the 2004 Employee Stock Purchase Plan, which provides for granting of purchase rights for up to 2,000,000 shares of Company stock to eligible employees of the Company. The plan provides employees with the opportunity to purchase shares on the date 13 months from the grant date (the purchase date) at a purchase price equal to 95% of the closing price of the Company’s common stock on the American Stock Exchange on the grant date. During the period between the grant date and the purchase date, up to 10% of a participating employee’s compensation, not to exceed $25,000, is withheld to fund the purchase of shares under the plan. Employees can cancel their purchases at any time during the period without penalty.  In February 2007, purchase rights for 79,725 shares were granted with an aggregate fair value of $0.1 million, based on the Black-Scholes option pricing model.  The February 2007 plan terminated in March 2008 in accordance with the plan’s automatic termination provision.  In February 2008, purchase rights for 250,000 shares were granted with an aggregate fair value of $0.1 million, based on the Black-Scholes option pricing model.  The February 2008 plan will conclude in March 2009.

Note 5:  Discontinued Operations

On May 30, 2007, the Company committed to a plan to sell MDG, the Company’s subsidiary in the United Kingdom. The Company’s decision to sell MDG was based on several factors, including MDG’s limited ability to significantly contribute to the long-term specific goals of the Company.  The Company does not expect to have any significant continuing involvement, continuing cash flows or revenues from MDG subsequent to the date of sale.

On October 9, 2007, the Company completed the sale of MDG for $15.3 million and received a cash payment of $12.8 million net of closing adjustments of $1.2 million.  In addition, the Company incurred $1.0 million of expenses related to the sale.  Additional payments to be received include $0.5 million within nine months of the closing and $0.7 million within 24 months of the closing.  The Company recognized a net gain on the sale of approximately $9.2 million, inclusive of $1.4 million of MDG foreign currency translation gains, which was reported in discontinued operations for the year ended December 31, 2007.

MDG was previously included within the Company’s Health Information Division (HID) operating segment.  The following summarizes the operating results of MDG which are reported in discontinued operations in the accompanying consolidated statement of operations:

Three months ended March 31,
(In thousands)	2007

Revenues	$ 9,704

Pre-tax loss	$ 118

Note 6:  Intangibles

The following table presents certain information regarding the Company’s intangible assets as of March 31, 2008 and December 31, 2007.  All identifiable intangible assets are being amortized over their useful lives, as indicated below, with no residual values.

	Weighted
	Average	Gross
	Useful Life	Carrying	Accumulated	Net
(in thousands)	(years)	Amount	Amortization	Balance
At March 31, 2008
Non-Competition agreements	4.7	$8,763	$8,710	$53
Customer relationships	9.5	12,922	10,674	2,248
Trademarks and tradenames	7.7	2,053	465	1,588
		$23,738	$19,849	$3,889
At December 31, 2007
Non-Competition agreements	4.7	$8,763	$8,673	$90
Customer relationships	9.5	12,922	10,415	2,507
Trademarks and tradenames	7.7	2,053	397	1,656

		$23,738	$19,485	$4,253

The aggregate intangible amortization expense for the three months ended March 31, 2008 and 2007 was approximately $0.4 million and $0.4 million, respectively. Assuming no additional change in the gross carrying amount of intangible assets, the estimated intangible amortization expense for fiscal year 2008 is $1.3 million and for fiscal years 2009 to 2012 is $0.8 million, $0.8 million, $0.6 million, and $0.4 million, respectively.

Note 7: Inventories

Inventory, which consists of finished goods and component inventory, are stated at the lower of average cost or market using the first-in first-out (FIFO) inventory method.  Included in inventories at March 31, 2008 and December 31, 2007 are $1.5 million and $1.6 million of finished goods and $1.0 million and $0.9 million of components, respectively.

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

The segments’ accounting policies are the same as those described in Note 1 in the Company’s 2007 annual report on Form 10-K, except that interest expense and non-operating income and expenses are not allocated to the individual operating segment when determining segment profit or loss.

Each of the Company’s subsidiaries operates in only one of the Company’s two operating segments. The total assets of each segment are comprised of the assets of the subsidiaries operating in that segment. Corporate related assets including intangible assets, and expenses are included in the HID operating segment.

A summary of segment information for the three month periods ended March 31, 2008 and 2007,  is presented below:

	Three Months Ended			Three Months Ended
(In thousands)	March 31, 2008			March 31, 2007
	HID	CED	Total	HID	CED	Total
Revenues	$52,379	$6,717	$59,096	$54,468	$7,906	$62,374
Depreciation and amortization	1,053	131	1,184	1,096	190	1,286
Operating income (loss)	(969)	351	(618)	(1,951)	548	(1,403)
Capital expenditures	1,387	-	1,387	916	14	930
Total assets	57,026	6,842	63,868	56,922	13,247	70,169

Note 9: Restructuring and Other Charges

During the three month period ended March 31, 2008, the Company recorded restructuring and other charges totaling $1.7 million.  The restructuring charges consisted primarily of severance related to the resignation of the former CEO ($0.4 million) and branch office closure costs ($0.3 million) and employee severance costs ($0.1 million), recorded primarily as a result of further reorganization in the Portamedic business in the HID segment.  Other charges consist of an early termination fee related to an agreement with the outside consultant utilized in the Company’s 2006 strategic review and totaled $0.9 million which was paid during the three month period ended March 31, 2008.

A rollforward of the 2008 restructuring is outlined in the table below:

(In millions)	2008		Balance at
	Charges	Payments	March 31, 2008
Severance	$0.5	$(0.1)	$0.4
Lease Obligations	0.3	(0.2)	0.1
Total	$0.8	$(0.3)	$0.5

During the year ended December 31, 2007, the Company recorded restructuring and other charges totaling $4.7 million.  The restructuring charges consisted primarily of branch office closure costs ($1.6 million) and employee severance costs ($1.3 million), recorded primarily as a result of further reorganization in the Portamedic business in the HID segment.  Other charges consist of the write off of business application software ($0.8 million) and legal settlements with an insurance company client and a software supplier ($1.0 million).  As of March 31, 2008, $0.5 million of the $1.0 million of legal settlements have been paid.

A rollforward of the 2007 restructuring is outlined in the table below:

(In millions)	Balance at		Balance at
	December 31, 2007	2008 Payments	March 31, 2008
Severance	$0.5	$(0.2)	$0.3
Lease Obligations	1.0	(0.2)	0.8
Total	$1.5	$(0.4)	$1.1

During the year ended December 31, 2005, the Company recorded restructuring and other charges of $6.6 million, which included employee severance packages totaling $4.6 million, branch office closures costs of $0.6 million and the write off of certain purchased business application software totaling $1.4 million.

A roll-forward of the 2005 restructuring is outlined in the table below:

(In millions)
	Balance at December 31, 2007	2008 Payments	Balance at March 31, 2008
Severance\Lease Obligations – HID	$0.3	$(0.1)	$0.2
Total	$0.3	$(0.1)	$0.2

At March 31, 2008, $2.1 million of restructuring and other charges are recorded in accrued expenses in the accompanying consolidated balance sheet. Cash payments related to the above described restructuring and other charges are expected to be completed within the next twelve months, except for certain long-term severance payments and certain restructuring charges of $0.2 million, which are recorded in other long-term liabilities as of March 31, 2008.

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

provided that in no event can the aggregate amount of the revolving credit loans and letters of credit outstanding at any time exceed $25 million.  The maximum aggregate face amount of letters of credit that may be outstanding at any time may not exceed $1 million.  The Company’s available borrowing base at March 31, 2008 was approximately $25.0 million.  The Company had no borrowings outstanding under this credit facility as of March 31, 2008.

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

The Company is also obligated to pay, on a monthly basis in arrears, an unused line fee (commitment fee) equal to 0.375% per annum on the difference between the maximum amount of the revolving credit facility and the average daily aggregate outstanding amount of revolving credit loans and unexpired letters of credit during the preceding month.  The Company incurred commitment fees of $0.02 million and $0.02 million for the three month periods ended March 31, 2008 and 2007, respectively.

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

The Loan and Security Agreement also contains a financial covenant, which goes into effect when the difference between (i) the lesser of (A) the borrowing base (that is, the aggregate of the amounts described in (i) and (ii) above) and (B) the maximum amount of the revolving credit facility, and (ii) the sum of the aggregate outstanding amount of the revolving credit loans and face amount of letters of credit, is less than $10 million.  At that time, the Company must maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), on a trailing 12-month basis, of no less than 1:1.  Based on the Company’s available borrowing base as of March 31, 2008 of $25.0 million, the Company has $15.0 million of borrowing capacity under the Revolving Credit facility before the financial covenant goes into effect.

The failure of the Company or any subsidiary guarantor to comply with any of the covenants, or the breach of any of its or their representations and warranties, contained in the Loan and Security Agreement constitutes an event of default under the agreement.  In addition, the Loan and Security Agreement provides that “Events of Default” include the occurrence of any event or condition that, in CitiCapital’s judgment, could reasonably be expected to have a material adverse effect on the Company.

The Loan and Security Agreement contains a covenant stating that an event of default shall occur should James D. Calver cease to be Chief Executive Officer of the Company.  As a result of Mr. Calver’s resignation from the Company on February 5, 2008, the Company was in default of this covenant.  The Company has obtained a waiver of this event of default from CitiCapital.

Note 11: Commitments and Contingencies

In the third quarter of 2007, the Company became aware that it did not file with the SEC a registration statement on Form S-8 to register the shares of its common stock issuable under either the Hooper Holmes, Inc. 2002 Stock Option Plan (the "2002 Stock Option Plan") or the Hooper Holmes, Inc. Stock Purchase Plan (2004) (the "2004 Employee Stock Purchase Plan") at the time such plans were approved by the Company’s shareholders in May 2002 and May 2003, respectively.  To address this oversight, in 2007 the Company filed with the SEC a registration statement on Form S-8 (the "Registration Statement") covering shares that remain issuable under these plans.

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

In 2006, a life insurance company client informed the Company that, after investigation, it determined that certain life insurance policies that it issued were procured by fraudulent means employed by insurance applicants, the client’s agents, the Company’s sub-contracted examiners, and others.  On December 14, 2007, the client filed a Demand for Arbitration, in which it alleged damages in excess of $5.0 million.  The Company believes it had strong defenses to the client’s claim, but in order to avoid the time and expense of litigation, and to preserve a valuable client relationship, the Company agreed to pay the client $0.5 million. The Company made this payment in May 2008.

On February 28, 2008, a physician, John McGee, M.D., filed suit in the United States District Court for the Eastern District of New York in which he alleged, among other things, that an insurance company and the Company’s subsidiary, Hooper Evaluations, Inc., along with other named plaintiffs, violated various laws, including the Racketeer Influenced Corrupt Organization Act, in connection with the arranging of independent medical examinations.  The Company believes the plaintiff’s claims are without merit and is defending itself vigorously in this matter.

 On April 3, 2008 Gregory Sundahl and Jesse Sundahl, individually and on behalf of all others similarly situated, filed suit in the United States District Court for the Eastern District of New York in which they alleged, among other things, that an insurance company and the Company’s subsidiary, Hooper Evaluations, Inc., along with other named plaintiffs, violated various laws, including the Racketeer Influenced Corrupt Organization Act, in connection with the arranging of independent medical examinations.  The Company has yet to receive formal service in connection with this matter.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.

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

Note 13: Income Taxes

For the three month period ended March 31, 2008, the Company recorded a state tax benefit of $0.04 million compared to tax expense of $0.1 million for the three month period ended March 30, 2007.

The tax benefit recorded in the three month period ended March 31, 2008 reflects a tax benefit resulting from the refund of certain state income taxes. The tax expense recorded in the three month period ended March 31, 2007 reflects  certain minimum state tax liabilities that the Company will incur.  No federal tax benefit was recorded relating to the current year losses, as the Company continues to believe that a full valuation allowance is required on its net deferred tax assets.

No amounts were recorded for unrecognized tax benefits or for the payment of interest or penalties during the three month periods ended March 31, 2008 and 2007.

The Internal Revenue Service (the “IRS”) has completed and closed its audits of our tax returns through 2002. The IRS is currently in the process of auditing tax returns for tax years 2003, 2004 and 2005.  State income tax returns for the year 2003 and forward are subject to examination.

Note 14: Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurement.  SFAS 157 was effective as of the beginning of the Company’s 2008 fiscal year, except for certain provisions which have been deferred until 2009. The impact of the adoption of SFAS 157 was not material to the Company’s consolidated financial statements and the adoption of the items deferred until fiscal 2009 is not expected to be material.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree, and the recognition and measurement of goodwill acquired in a business combination or a gain from a bargain purchase.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards that require the noncontrolling interest to be identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  SFAS 160 will also require that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of income.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including, but not limited to, statements about our plans, strategies and prospects.  Words such as “anticipates,” “expects,” “intends,” “plans,” "predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue” and variations of these words or similar expressions are intended to identify forward-looking statements.  These forward-looking statements are based on our management’s current expectations, estimates and projections.  We cannot assure you that we will achieve our plans, intentions or expectations.  Certain important factors could cause actual results to differ materially from the forward-looking statements we make in this annual report.  Representative examples of these factors include:

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

The section of the Company’s 2007 annual report entitled “Risk Factors” discusses these and other important risks that may affect our business, results of operations and financial condition.  The factors listed above and the factors described in the “Risk Factors” section and similar discussion  in our other filings with the Securities and Exchange Commission (“SEC”) are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors also could have material adverse effects on our future results.  Investors should consider these factors before deciding to make or maintain an investment in our securities.  The forward-looking statements included in this quarterly report are based on information available to us as of the date of this report.  We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Overview

Hooper Holmes, Inc. and its subsidiaries currently engage in businesses that are managed as two separate divisions: the Health Information Division and the Claims Evaluation Division.

Our Health Information Division (HID) consists of the following businesses:

•	Portamedic – performs paramedical and medical examinations of individuals seeking insurance coverage, mainly life insurance;

•
Infolink –  conducts telephone interviews of individuals seeking life insurance coverage, and retrieves the medical records of such individuals, to gather much of the medical information needed in connection with the application process;

•	Health & Wellness – established in 2007, conducts wellness screenings for health management companies, including wellness companies, disease management organizations and health plans;

•
Heritage Labs – performs tests of blood, urine and/or oral fluid specimens, primarily generated in connection with the paramedical exams and wellness screenings performed by our Portamedic and Health & Wellness business units, and assembles and sells specimen collection kits; and

•	Underwriting Solutions – is an insurance services organization which provides underwriting services to the insurance industry on an outsourced basis, without the mortality and morbidity risks.

Our Claims Evaluation Division (CED) consists of Hooper Evaluations, which provides claims evaluation services – principally independent medical exams, or IMEs – for property and casualty (P&C) insurance carriers, law firms, self-insureds and third-party administrators for use in processing personal injury accident claims.

Our Health Information Division accounted for 88.6% and 87.3% of our total revenues for the three month periods ended March 31, 2008 and 2007, respectively.  Our core Portamedic paramedical examination business accounted for 69.7% of our HID revenues and 61.8% of our total revenues for the three months ended March 31, 2008, and 71.4% of our HID revenues and 62.3% of our total revenues for the three month period ended March 31, 2007. Our Claims Evaluation Division accounted for 11.4% and 12.7% of our total revenues for the three month periods ended March 31, 2008 and 2007, respectively.

 Highlights for the First Quarter of 2008

Financial Results for the Quarter Ended March 31, 2008

For the three months ended March 31, 2008, consolidated revenues totaled $59.1 million, a 5.3% decline from the corresponding prior year period.  The Company’s gross profit totaled $16.2 million, or 27.4% for the first quarter of 2008, which represents a significant improvement over our gross profit of 24.4% in the first quarter of 2007.  SG&A expenses were $15.2 million in the first quarter of 2008, a decline of $1.0 million, or 6.0%, in comparison to the first quarter of 2007.  For the first quarter of 2008, we incurred a loss from continuing operations of $0.6 million, $(0.01) per share, compared to a loss from continuing operations of $1.6 million, or $(0.02) per share in the first quarter of 2007.  Our loss from continuing operations for the first quarter of 2008 included restructuring and other charges totaling $1.7 million, consisting primarily of severance related to the resignation of the previous CEO, charges related to the early termination of an agreement with outside consultants utilized in the Company’s 2006 strategic review  and restructuring charges related to office closures and severance.  The loss from continuing operations for the first quarter of 2007 included $0.5 million of restructuring charges pertaining to office closures and severance.

Leadership Transition

On February 5, 2008, James D. Calver resigned from his positions as the President and Chief Executive Officer of the Company, and as a member of our Board of Directors. The Board appointed Roy H. Bubbs, a member of the Board, to serve as the President and CEO.  Mr. Bubbs has served as a member of the Board since being elected to the Board by the Company’s shareholders at the May 2007 annual shareholders’ meeting.

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

 Portamedic/Infolink

We believe that achieving acceptable profitability levels will require top-line revenue growth, including the reversal of past revenue declines experienced in our core Portamedic business. We have approvals from over 90% of the insurance carriers in the marketplace, and yet the number of paramedical examinations we complete on life insurance applicants continues to decline in our Portamedic business unit.  The rate of decline in the number of paramedical examinations completed by our Portamedic business was 11% in the first quarter of 2008 compared to the corresponding period of 2007.  We must achieve greater success in turning carrier approvals into unit sales at the local agent, corporate and brokerage levels.  During the first quarter of 2008, we began taking steps to strengthen our local sales force: we are hiring more sales representatives, streamlining our sales tracking systems, improving sales training, and focusing sales incentives on increases in paramedical exams completed (i.e. unit goals).  In our Portamedic business unit, we will continue to take advantage of cost saving opportunities as they arise, but our focus in 2008 will be on increasing profitable revenue.

There were approximately nine million applications for life insurance submitted in 2007. As a result, notwithstanding the rate of decline in applications submitted; we believe that the market continues to offer attractive opportunities to a company that can sell its services effectively and distinguish itself from its competitors.

We are taking the following steps to strengthen our sales and distinguish ourselves from our competitors:

•	We have introduced our Mature Assessment service, which enables insurance carriers to make better underwriting decisions on older applicants.

•
We have begun to introduce a new quality/imaging platform for all paramedical exam reports on a trial basis.  This platform will allow our third-party vendor to review the accuracy and legibility of examination reports.  This new imaging platform, which we will extend throughout Portamedic, is expected to provide a higher quality of service to our customers.

•
In January 2008, we introduced a revised fee payment system for our examiners.  We now pay examiners’ fees according to a set payment schedule for each service an examiner provides.  Previously, examiners were paid a percentage of the dollar amount of the fees we billed to insurance carriers.  As this new payment system makes it easier for examiners to predict their income (fixed vs. variable), we are expecting it to improve examiner retention and productivity.

•
We expect to continue to expand managed scheduling across the Portamedic business.  Currently, many of our examiners schedule their own appointments with applicants, and it may take 6 to 7 days to schedule an examination.  In those markets where we have introduced managed scheduling on a pilot basis, we have reduced the time required to schedule an examination to as little as 3 to 4 days.

For the remainder of 2008, market conditions are expected to remain difficult for Portamedic.  Although the number of paramedical examinations Portamedic performs continues to decline, we believe that we are the market leader in the industry.  We also believe that the steps we are taking to improve our selling ability and the quality of our services will enable us to stabilize the decline experienced in the last several years.

However, our focus throughout 2008 will be on increasing profitable revenue.  We have a small number of accounts where it actually costs us more than we charge to deliver our services.  While we will try to renegotiate these contracts, we may in some cases terminate the account when the applicable contractual obligations expire.  This effort to eliminate unprofitable revenue may increase the rate of decline in the number of paramedical examinations Portamedic completes each year.

Heritage Labs

Heritage Labs’ business consists principally of performing tests of blood, urine and/or oral fluid specimens; and the assembly and sale of kits used in the collection and transportation of such specimens to its lab facility.  In the first quarter of 2008, approximately 65% of Heritage’s revenue came from lab testing and 35% came from the sale of specimen kits.

Since much of Heritage’s revenue originates from paramedical exam companies (including Portamedic), Heritage is affected by the same negative market trends affecting Portamedic, namely the decline in the number of life insurance applications.  In response, Heritage has taken steps to expand its marketshare and increase revenues:

•
Heritage is strengthening its sales force.  As announced on April 30, 2008, Heritage has hired an individual with significant experience in the life insurance industry to a newly-created position of VP of Sales. In addition, Heritage has hired a Medical Director to better serve our clients with lab and mortality related issues.

•	We have added incentives for Portamedic sales representatives to sell Heritage Labs’ services.

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

Looking ahead in 2008, one major challenge for Heritage Labs is the loss of a significant customer who will transfer their lab testing services to a different company’s lab.  The customer expressed no dissatisfaction with Heritage in terms of quality or service.  As a result of this loss of revenue, Heritage’s annual revenues are expected to decline by approximately $4.0 million, beginning in April 2008.

Hooper Holmes Underwriting Solutions (HHUS)

Our Underwriting Solutions business provides underwriting services (including full underwriting, simplified issue underwriting, trial application analysis, telephone interviewing, and “point of sale” services), retrieves and summarizes attending physicians’ statements (APSs), retrieves prescription histories, and performs underwriting audits.

In the first quarter of 2008, HHUS continued migrating away from their reliance on one major customer.  Although revenues were down 23% in the first quarter of 2008 in comparison to the prior year period (as a result of this migration), revenues from new HHUS customers approximated $0.6 million in the first quarter of 2008.  HHUS currently provides underwriting services to 57 companies.  For the remainder of 2008, replacing this lost revenue will remain a challenge, along with the previously noted declining number of applications for life insurance.  In response, not only is HHUS making efforts to expand its existing lines of business, it is also seeking to expand its role in the rapidly growing life settlements market.  HHUS’s role in the life settlements market is to assist the life settlement brokers and providers by gathering medical-related information on the policyholder and assigning a life expectancy rating.  At present, HHUS is a small player in this market.  We are seeking to obtain a life settlement license in the State of Florida, which we see as being important to the growth of our life settlements business.  However, HHUS is facing various regulatory challenges in connection with the application, stemming from it being part of a publicly-traded company.  HHUS is currently working with the State of Florida to resolve these issues.

Health & Wellness (H&W)

Our Health and Wellness business, established in 2007, has completed approximately 140,000 health screenings since its inception.  We currently provide our services to approximately 17 health management companies. H&W’s services include event scheduling, provision and fulfillment of all supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges, lab coats, bandages, etc.) at screening events, event management, biometric screenings (height, weight, BMI, hip, waist, neck, pulse, blood pressure) and  blood draws via venipuncture or fingerstick, lab testing, participant and aggregate reporting, data processing and data transmission.  Heritage Labs does all of the testing on the samples we collect at health and wellness screenings.

Through a strategic partnership, H&W is also able to provide the BioSignia “Know Your Number®” suite of reporting services.  Know Your Number includes an online health risk assessment, participant report, physician report, participant letter with interventional recommendations, and an aggregate report with interventional recommendations.

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

Claims Evaluation Division (CED)

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

In the second quarter of 2008, CED plans to implement a new operating system which we believe will make delivery of its services more efficient to our customers.  It is also executing plans to diversity its client base within the regions it operates.

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

With respect to our Health Information Division, we monitor the following metrics:

•	the number of paramedical examinations performed by Portamedic;

•	the average revenue per paramedical examination;

•	time service performance, from examination order to completion;

•	the MIB Life Index data which represents an indicator of the level of life insurance application activity;

•	the number of tele-interviewing/underwriting reports we generate;

•	the number of specimens tested by our Heritage Labs subsidiary;

•	the average revenue per specimen tested;

•	budget to actual financial performance at the branch level as well as in the aggregate; and

•	customer and product line profitability.

With respect to our Claims Evaluation Division, we monitor the following metrics:

•	the number of incoming cases by client and by insurance adjuster;

•	time of service, which measures the time to complete a claim, from receipt to issuing a report; and

•	budget to actual financial performance, including customer and product line profitability.

Results of Operations

In October 2007, we completed the sale of our United Kingdom based subsidiary, Medicals Direct Group (MDG).  Except where specific discussion of MDG is made, our discussion of our results of operations and financial condition excludes MDG for all periods presented.  See Note 5 to our consolidated financial statements included in this quarterly report.

Comparative Discussion and Analysis of Results of Operations for the three months ended March 31, 2008 and 2007, respectively

The table below sets forth certain consolidated statements of operations and other data for the periods indicated.  Revenues for Portamedic and Heritage Labs for the three month period ended March 31, 2007 have been reduced by the amount of Health and Wellness revenues contained therein, to conform to the 2008 presentation.

Revenues by Component Businesses and Reporting Segments

(in thousands)	For the Three Months Ended March 31,
	2008	2007	% Change

HID
Portamedic	$36,491	$38,873	-6.1%
Infolink	6,620	6,909	-4.2%
Heritage Labs	4,455	4,492	-0.8%
Health and Wellness	1,887	396	376.7%
Underwriting Solutions	2,926	3,798	-23.0%
Total HID	52,379	54,468	-3.8%
CED	6,717	7,906	-15.0%
Total	$59,096	$62,374	-5.3%

Revenues

Consolidated revenues for the three month period ended March 31, 2008 were $59.1 million, a decline of $3.3 million or 5.3% from the corresponding period of the prior year. As explained in greater detail below, the revenues of our two divisions were lower in the three month period ended March 31, 2008 compared to the same period in the prior year.

Health Information Division

Our Health Information Division’s (HID) revenues of $52.4 million for the three month period ended March 31, 2008 were $2.1 million or 3.8% below the prior year.

Portamedic

Portamedic revenues declined 6.1% for the three month period ended March 31, 2008 compared to the same period of the prior year.  The decline in Portamedic revenues for the three month period ended March 31, 2008, compared to the same period of the prior year reflected a combination of:

•	fewer paramedical examinations performed; 483,000 in the first quarter of 2008 compared to 544,000 in the first quarter of 2007, partially offset by;

•	higher average revenue per paramedical examination in the first quarter of 2008 of $79.28 compared to the first quarter of 2007 of $74.78.

We attribute the reduction in the number of paramedical examinations performed in the first quarter of 2008 compared to the first quarter of 2007 to the continued decline in life insurance application activity in the United States (as reported by the MIB Life Index) and therefore the need for fewer paramedical examinations.  In addition to the decline in the number of exams resulting from a decrease in life insurance application activity, revenue also declined due to the consolidation/closing of certain Portamedic offices due to profitability considerations.  A significant amount of Portamedic volume is derived from local agents and brokers, which has been negatively impacted by the elimination of certain offices.  The increase in the average revenue per paramedical exam is primarily attributable to the rate increase for our services instituted on January 1, 2008.

Infolink

Our Infolink business, tele-underwriting/interviewing and attending physician statement (“APS”) retrieval, the latter representing the larger of the two Infolink revenue components, decreased 4.2% to $6.6 million for the three month period ended March 31, 2008 compared to the same period of the prior year.  The decrease in revenues is primarily due to a decrease in the number of APS units attributable from the overall decline in life insurance application activity.

Heritage Labs

Heritage Labs’ revenues in the first three months of 2008 and 2007 were $4.5 million.  Although Heritage Labs tested fewer specimens (175,000 vs. 195,000) in the first three months of 2008 compared to the same period in the prior year, Heritage’s average revenue per specimen tested increased in the first three months of 2008 ($16.86 vs. $15.85) compared to the same period in the prior year. The reduced demand for Heritage Labs’ services from insurance companies is primarily attributable to a reduction in the number of paramedical examinations completed by the Company’s Portamedic business unit.  Approximately 80-85% of total specimens tested by Heritage originate from a Portamedic paramedical exam or a Health and Wellness encounter.  The increased average revenue per specimen is primarily due to a change of business mix, with a greater emphasis on more complex testing.

Heritage Labs’ laboratory currently operates at approximately 65% of capacity.  We continue to explore business opportunities, including specimen collection kit assembly and additional opportunities in the wellness and disease management markets, to utilize the additional capacity of our laboratory.

Health and Wellness

Health and Wellness (H&W) revenues for the three month periods ended March 31, 2008 and 2007 totaled $1.9 million and $0.4 million, respectively.  Our H&W business was established in 2007 and completed approximately 38,000 health screenings in the first quarter of 2008, compared to approximately 9,000 completed in the comparable period of 2007.

Underwriting Solutions

Underwriting Solutions revenues declined 23.0% in the first three months of 2008 to $2.9 million compared to the same period in the prior year.  The decrease is primarily due to reduced revenue from one major client of approximately $1.5 million.  This client decided that in order to mitigate its risk in utilizing Underwriting Solutions as its sole outsourced underwriter, the client expanded its underwriter supplier network.  This loss of revenue was partially offset by increased revenue from new customers, as Underwriting Solutions aggressively pursued these new opportunities.

Claims Evaluation Division

Our Claims Evaluation Division’s (CED) revenues for the first three months of 2008 were $6.7 million, down $1.2 million (or 15.0%) compared to the same period of the prior year.  The decline is primarily attributable to the following:

•	in early 2007, CED was notified by a significant customer that in order to mitigate risk, one of the customer’s major branch offices would migrate to a multi-vendor supply chain;

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

Cost of Operations
Our total cost of operations amounted to $42.9 million for the three month period ended March 31, 2008, compared to $47.1 million for the three month period ended March 31, 2007.  The following table shows the cost of operations as a percentage of revenues (and, in the case of the HID, further broken down by certain of the component businesses).

	For the three months ended March 31,
		As a % of		As a % of
(in thousands)	2008	Revenues	2007	Revenues
HID
Portamedic/ Infolink/ H&W	$33,194	73.8%	$35,594	77.1%
Heritage	2,731	61.3%	2,951	65.7%
Underwriting Solutions	2,144	73.3%	2,919	76.9%
Total HID	38,069	72.7%	41,464	76.1%

CED	4,817	71.7%	5,663	71.6%
Total	$42,886	72.6%	$47,127	75.6%

Health Information Division

Cost of operations for the Health Information Division was $38.1 million for the three month period ended March 31, 2008, compared to $41.5 million for the three month period ended March 31, 2007. As a percentage of the HID revenues, cost of operations decreased to 72.7% for the three month period ended March 31, 2008 compared to 76.1% for the three month period ended March 31, 2007.

The decrease in the cost of operations in absolute dollars and as a percentage of revenues for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily attributable to:

•	reduced branch operating expenses resulting from branch staff reductions and the consolidations of Portamedic branch offices during 2007;

•      the higher average revenue per Portamedic examination;

•      a lower cost of operations percentage pertaining to our Health & Wellness services, established in 2007, and

•	staffing reductions in our Underwriting Solutions business resulting from a decline in revenues.

We completed a strategic review in 2006 which resulted in detailed plans to implement expense management initiatives identified during the review.  Many of these initiatives were successful in reducing our cost of operations for the three months ended March 31, 2008, such as our efforts to better align operating costs with branch office volumes while eliminating geographic overlap among our branch offices.

Claims Evaluation Division

Cost of operations for the CED totaled $4.8 million for the three month period ended March 31, 2008, compared to $5.7 million for the three month period ended March 31, 2007.  As a percentage of revenues, cost of operations represented 71.7% and 71.6% for the three month periods ended March 31 2008 and 2007, respectively.

The decrease in cost of operations in absolute dollars for the three month period ended March 31, 2008 compared to the corresponding period of the prior year is a result of a reduction in direct costs, including staff reductions, associated with reduced revenue levels.

Selling, General and Administrative Expenses

(in thousands)	For the three months ended March 31,		Increase (Decrease)
	2008	2007	2008 vs. 2007
HID	$13,626	$14,442	$(816)
CED	1,549	1,695	(146)
Total	$15,175	$16,137	$(962)

As reflected in the table above, consolidated selling, general and administrative (SG&A) expenses for the three month period ended March 31, 2008 were $0.9 million lower than the same period of the prior year.

As previously described, we completed a strategic review in September 2006 which includes detailed implementation plans to reduce SG&A expenses.  The implementation is substantially complete and has reduced SG&A expenses for both our HID and CED divisions.

Health Information Division

The HID’s SG&A as a percentage of its segment revenues totaled 26.0% and 26.5% for the three month periods ended March 31, 2008 and 2007, respectively.  The SG&A for the HID segment includes segment SG&A plus SG&A for all corporate overhead departments.  SG&A expenses for the HID segment decreased $0.8 million to $13.6 million for the three months ended March 31, 2008 compared to $14.4 million in the same period last year.  The decrease in SG&A for the three month period ended March 31, 2008 compared to the same period of the prior year was primarily due to:

•	reduced Regional and Area managerial salaries and related expenses, totaling $0.2 million;

•	reduced audit and business tax fees totaling $0.2 million;

•	reduced intangible asset amortization expense of approximately $0.1 million as a result of the Company’s intangible impairment charge recorded in the third quarter of 2007;

•	reduced health insurance costs resulting from a reduction in headcount and fewer employees participating in the Company’s health benefit plan totaling $0.8 million; and

•	reduced IT consulting costs and data communication costs totaling $0.2 million.

The decreases listed above were partially offset by the following:

•	increased outside legal costs totaling $0.1 million; and

•	increased field examiner recruiting costs related to the Company’s efforts to attract more examiners and executive recruiting costs totaling $0.4 million.

Claims Evaluation Division

The CED’s SG&A represented 23.1% and 21.4% of segment revenues in the three month periods ended 2008 and 2007, respectively.  In absolute terms, SG&A decreased to $1.6 million from $1.7 million for the three month periods ended March 31, 2008 and 2007, respectively.  The decrease is due to the decline in revenues.

Restructuring and Other Charges

For the three month period ended March 31, 2008, we recorded restructuring and other charges of approximately $1.7 million.  The charges are attributable to:

•	restructuring charges for employee severance and office closures totaling $0.4 million;
•	charges related to the early termination of an agreement with the outside consultant, utilized in the Company’s 2006 strategic review totaling $0.9 million, and
•	severance related to the resignation of the former CEO of $0.4 million.

For the three month period ended March 31, 2007, we recorded restructuring and other charges of approximately $0.5 million.  The charges are primarily attributable to restructuring charges for employee severance and branch office closures.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the three month period ended March 31, 2008 was $(0.6) million, or (1.0%) of consolidated revenues compared to a consolidated operating loss from continuing operations for the three month period ended March 31, 2007 of $(1.4) million, or (2.3%) of consolidated revenues.

Health Information Division.  As a result of the factors discussed above, the HID segment recorded an operating loss from continuing operations of $(1.0) million in the three month period ended March 31, 2008, compared to an operating loss from continuing operations of ($2.0) million in the three month period ended March 31, 2007.

Claims Evaluation Division. The CED's operating income from continuing operations in the three month period ended March 31, 2008 was $0.4 million compared to $0.5 million in the three month period ended March 31, 2007.

Income Taxes

For the three month period ended March 31, 2008, the Company recorded a state tax benefit of $0.04 million compared to tax expense of $0.1 million for the three month period ended March 30, 2007.

The tax benefit recorded in the three month period ended March 31, 2008 reflects a tax benefit resulting from the refund of certain state income taxes. The tax expense recorded in the three month period ended March 31, 2007 reflects certain minimum state tax liabilities that the Company will incur.  No federal tax benefit was recorded relating to the current year losses, as the Company continues to believe that a full valuation allowance is required on its net deferred tax assets.

Loss from continuing operations

Loss from continuing operations for the three month period ended March 31, 2008 was $(0.6) million or $(0.01) per share compared to $(1.6) million or $(0.02) per share in the same period of the prior year.

Liquidity and Financial Resources

Our primary sources of liquidity are our holdings of cash and cash equivalents and our $25 million revolving credit agreement with CitiCapital Commercial Corporation. At March 31, 2008 and December 31, 2007, our working capital was $21.3 million and $22.1 million, respectively.  Our current ratio as of March 31, 2008 was 2.0 to 1, compared to 1.9 to 1 at December 31, 2007.  The decline in our cash and cash equivalents during the quarter ended March 31, 2008 is principally attributable to the following:

•	restructuring payments related to employee severance and branch office closure costs totaling $0.8 million;

•	capital expenditures of $1.4 million;

•	final payment towards the California lawsuit settlement (See Note 12) of $0.5 million;

•	an increase in accounts receivable of $2.7 million; and

•
payment of fees to an outside consultant related to cost saving opportunities identified in the Company’s 2006 strategic review, totaling $1.0 million, and a $1.3 million payment related to the early termination of an agreement with this same outside consultant.

•	partially offset by cash generated from continuing operations, before changes in assets and liabilities.

Our net cash used in operating activities of continuing operations for the three month period ended March 31, 2008 was $3.9 million.  If operating losses continue, we may be required to reduce cash reserves, increase borrowings, reduce capital spending or further restructure operations. As of March 31, 2008, our cash and cash equivalents approximated $5.3 million.  As discussed in Note 10, although we have an available borrowing base of $25.0 million under our revolving credit facility as of March 31, 2008, there is only $15.0 million of borrowing capacity under the credit facility before a financial covenant goes into effect.  The financial covenant requires us to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement with respect to the credit facility), on a trailing 12-month basis, of no less than 1:1.  It is possible that, if we continue to experience losses from operations, our borrowing capacity would be limited to $15.0 million and our liquidity adversely affected.  Furthermore, if the Company defaults, in any material respect in the performance of any covenant contained in the revolving credit facility or an event occurs or circumstance exists that has a material adverse effect on the Company’s business, operations, results of operations, properties, assets, liabilities, condition (financial or otherwise), or prospects, or on the Company’s ability to perform its obligations under the revolving credit facility, and such default or event or circumstance is not cured, Citicapital may be able to accelerate the maturity of the Company’s then outstanding obligations.  However, as noted above, as of March 31, 2008, the Company has no borrowings outstanding under its revolving credit facility. Based on our anticipated level of future operations, existing cash and cash equivalents and borrowing capability under our credit agreement with CitiCapital, we believe we have sufficient funds to meet our cash needs through March 31, 2009.

Cash Flows from Operating Activities

For the three month periods ended March 31, 2008 and 2007, net cash used in operating activities of continuing operations was ($3.9) million and ($7.1) million, respectively.

The net cash used in operating activities of continuing operations for the three month period ended March 31, 2008 of $3.9 million reflects a loss of $0.6 million from continuing operations, and includes a non-cash charge of $1.2 million of depreciation and amortization. Changes in working capital items included:

•
an increase in accounts receivable of $2.7 million, primarily due to a reduction in Portamedic cash collections during the first quarter of 2008, a trend historically experienced by the Company. Consolidated days sales outstanding (DSO), measured on a rolling 90-day basis was 49 days at March 31, 2008, compared to 46 days at December 31, 2007; and

•	a decrease in accounts payable and accrued expenses of $1.4 million.

The net cash used in operating activities of continuing operations for the three months ended March 31, 2007 of $7.1 million reflects a loss from continuing operations of $1.6 million, and includes a non-cash charge of $1.3 million in depreciation and amortization.  Changes in working capital items included:

•
an increase in accounts receivable of $4.4 million, primarily due to a reduction in Portamedic cash collections during the first quarter of the year. Consolidated days sales outstanding (DSO), measured on a rolling 90-day basis was 50 days at March 31, 2007 compared to 45 days at December 31, 2006, and

•	an increase in accounts payable and accrued expenses of $1.5 million,

Cash Flows used in Investing Activities

For the three month periods ended March 31, 2008 and 2007, we used approximately $1.4 million and $0.9 million, respectively in net cash for investing activities of continuing operations for capital expenditures.

Cash Flows used in Financing Activities

There were no financing activities for the three month period ended March 31, 2008.  For the three months ended March 31, 2007, cash provided by financing activities of continuing operations was $1.2 million and related to proceeds received from the exercise of stock options.  During the three months ended March 31, 2007, the Company borrowed and repaid $2.0 million under its revolving credit facility to fund working capital needs.

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

(i)
90% of “Eligible Receivables” (as that term is defined in the loan and security agreement) of the Company and the Company’s subsidiaries providing guarantees of the indebtedness under the facility; plus

(ii)	65% of the fair market value of our corporate headquarters located in Basking Ridge, New Jersey provided that in no event can the aggregate amount of the revolving credit loans and letters of credit outstanding at any time exceed $25 million.  The maximum aggregate face amount of letters of credit that may be outstanding at any time may not exceed $1 million.  Our available borrowing base at March 31, 2008 was $25.0 million. The Company had no borrowings outstanding under their facility as of March 31, 2008.  CitiCapital, in its sole discretion based upon its reasonable credit judgment, may (A) establish and change reserves required against Eligible Receivables, (B) change the advance rate against Eligible Receivables or the fair market value of our corporate headquarters, and (C) impose additional restrictions to the standards of eligibility for Eligible Receivables, any of which could reduce the aggregate amount of indebtedness that may be incurred under the revolving credit facility.  In addition, the loan and Security Agreement provides that “Events of Default” include the occurrence of any event or condition that, in CitiCapital’s judgment, could reasonably be expected to have a material adverse effect on the Company.  See Note 10, Revolving Credit Facility, included in this report on Form 10-Q for additional information.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Share Repurchases

We did not purchase any shares of our common stock during the three month periods ended March 31, 2008 and 2007.  Under the terms of the Loan and Security Agreement, we are precluded from purchasing any shares of our common stock.

Dividends

We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of the Loan and Security Agreement.

Contractual Obligations

As of March 31, 2008, we have $0.4 million of employment contract related payments due and $0.5 million pertaining to a legal settlement with an insurance company client, which was paid on May 5, 2008.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There were no changes to our critical accounting policies during the three month period ended March 31, 2008.  Such policies are described in the Company’s 2007 annual report on Form 10-K.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its borrowing activities, which are described in Note 10 to the unaudited interim consolidated financial statements included in this quarterly report.  The Company’s credit facility is based on variable rates and is therefore subject to interest rate fluctuations.  Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings.  As of March 31, 2008, there were no borrowings outstanding.

Based on the Company’s market risk sensitive instruments outstanding at March 31, 2008, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2008.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 and subsequent to the Evaluation Date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 2006, a life insurance company client informed the Company that, after investigation, it determined that certain life insurance policies that it issued were procured by fraudulent means employed by insurance applicants, the client’s agents, the Company’s sub-contracted examiners and others.  On December 14, 2007, the client filed a Demand for Arbitration, in which it alleged damages in excess of $5.0 million.  The Company believes it had strong defenses to the client’s claim, but in order to avoid the time and expense of litigation, and to preserve a valuable client relationship, the Company agreed to pay the client $0.5 million.  The Company made this payment in May 2008.

On February 28, 2008, a physician, John McGee, M.D., filed suit in the United States District Court for the Eastern District of New York in which he alleged, among other things, that an insurance company and the Company’s subsidiary, Hooper Evaluations, Inc., along with other named plaintiffs, violated various laws, including the Racketeer Influenced Corrupt Organization Act, in connection with the arranging of independent medical examinations.  The Company believes the plaintiff’s claims are without merit and is defending itself vigorously in this matter.

On April 3, 2008 Gregory Sundahl and Jesse Sundahl, individually and on behalf of all others similarly situated, filed suit in the United States District Court for the Eastern District of New York in which they alleged, among other things, that an insurance company and the Company’s subsidiary, Hooper Evaluations, Inc., along with other named plaintiffs, violated various laws, including the Racketeer Influenced Corrupt Organization Act, in connection with the arranging of independent medical examinations.  The Company has yet to receive formal service in connection with this matter.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.

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

Readers should carefully consider, in connection with the other information in this Form 10-Q, the risk factors disclosed in Item 1A.  “Risk Factors” in our 2007 annual report on Form 10-K.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of 2007, the Company became aware that it did not file with the SEC a registration statement on Form S-8 to register the shares of its common stock issuable under either the Hooper Holmes, Inc. 2002 Stock Option Plan (the “2002 Stock Option Plan”) or the Hooper Holmes, Inc. Stock Purchase Plan (2004) (the “2004 Employee Stock Purchase Plan”) at the time such plans were approved by the Company’s shareholders in May 2002 and May 2003, respectively.  To address this oversight, in 2007, the Company filed with the SEC a registration statement on Form S-8 (the “Registration Statement”) covering shares that remain issuable under these plans.

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

Other than as set forth in the Company’s Proxy Statement, which the Company filed with the SEC on April 18, 2008, there have been no submissions of matters to a Vote of Security Holders.

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

Dated:  May 9, 2008

By: /s/ Roy H. Bubbs
Roy H. Bubbs
Chief Executive Officer and President

By: /s/ Michael J. Shea
Michael J. Shea
Senior Vice President and Chief Financial Officer