Form 10-Q
period 2008-06-30
HOOPER HOLMES INC
filed 2008-08-08
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2008

or

☐        Transition Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the transition period from         to

__________________

Commission File Number 001-09972

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

The number of shares outstanding of the Registrant’s common stock as of July 31, 2008 were:
Common Stock, $.04 par value – 68,674,587 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES
INDEX

			Page No.
PART I -	Financial Information (unaudited)

	ITEM 1 -	Financial Statements

		Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	1

		Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007	2

		Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	3

		Notes to Unaudited Consolidated Financial Statements	4-15

	ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-29

	ITEM 3 –	Quantitative and Qualitative Disclosures About Market Risk	29

	ITEM 4 –	Controls and Procedures	329

PART II –	Other Information

	ITEM 1 –	Legal Proceedings	30

	ITEM 1A –	Risk Factors	31

	ITEM 2 –	Unregistered Sales of Equity Securities and Use of Proceeds	31

	ITEM 3 -	Defaults upon Senior Securities	31

	ITEM 4 –	Submission of Matters to a Vote of Security Holders	32

	ITEM 5 –	Other Information	32

	ITEM 6 –	Exhibits	32

		Signatures	33

Consolidated Balance Sheets
(unaudited)
 (In thousands, except share and per share data)

	June 30, 2008	December 31, 2007
ASSETS (Note 9)
Current assets:
Cash and cash equivalents	$10,251	$10,580
Accounts receivable, net	29,929	26,386
Inventories	2,599	2,548
Income tax receivable	531	518
Other current assets	2,279	2,083
Assets of subsidiary held for sale	-	6,326
Total current assets	45,589	48,441
Property, plant and equipment at cost	44,116	42,190
Less: Accumulated depreciation and amortization	29,080	28,107
Property, plant and equipment, net	15,036	14,083

Intangible assets, net	1,821	2,361
Other assets	997	1,053
Total assets	$63,443	$65,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,489	$6,976
Accrued expenses	13,149	14,879
Liabilities of subsidiary held for sale	-	1,736
Total current liabilities	21,638	23,591
Other long-term liabilities	288	438
Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 68,683,982 and 68,643,982 shares as of June 30, 2008 and December 31, 2007, respectively	2,747	2,746
Additional paid-in capital	146,162	146,103
Accumulated deficit	(107,321)	(106,869)

Less: Treasury stock, at cost; 9,395 shares as of June 30, 2008 and December 31, 2007	(71)	(71)
Total stockholders’ equity	41,517	41,909
Total liabilities and stockholders' equity	$63,443	$65,938

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
(unaudited)
 (In thousands, except share and per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Revenues	$51,217	$53,357	$103,596	$107,826
Cost of operations	38,150	41,105	76,218	82,570
Gross profit	13,067	12,252	27,378	25,256
Selling, general and administrative expenses	13,476	13,574	27,102	28,016
Restructuring and other charges	-	732	1,653	1,245
Operating loss from continuing operations	(409)	(2,054)	(1,377)	(4,005)
Other income (expense):
Interest expense	-	(56)	-	(76)
Interest income	42	-	116	20
Other expense, net	(88)	(72)	(184)	(197)
	(46)	(128)	(68)	(253)
Loss from continuing operations before income taxes	(455)	(2,182)	(1,445)	(4,258)

Income tax provision (benefit)	-	9	(40)	56

Loss from continuing operations	(455)	(2,191)	(1,405)	(4,314)

Discontinued operations:
Income from discontinued operations, net of income taxes	321	326	673	772
Gain on sale of subsidiaries	280	-	280	-
	601	326	953	772
Net income (loss)	$146	$(1,865)	$(452)	$(3,542)
Earnings (loss) per share:
Continuing operations
Basic	$(0.01)	$(0.03)	$(0.02)	$(0.06)
Diluted	(0.01)	(0.03)	(0.02)	(0.06)
Discontinued operations
Basic	$0.01	-	$0.01	$0.01
Diluted	0.01	-	0.01	0.01
Net income (loss) per share
Basic	-	$(0.03)	$(0.01)	$(0.05)
Diluted	-	(0.03)	(0.01)	(0.05)

Weighted average number of shares:
Basic	68,647,774	68,565,935	68,641,180	68,315,176
Diluted	68,647,774	68,565,935	68,641,180	68,315,176

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
 (Unaudited, in thousands)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(452)	$(3,542)
Income from discontinued operations, net of taxes	953	772
Loss from continuing operations	(1,405)	(4,314)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation	1,619	1,496
Amortization	540	607
Provision for bad debt expense	77	34
Share-based compensation expense & employee stock purchase program	60	541
Loss on disposal of fixed assets	46	50
Change in assets and liabilities, net of effect
from dispositions of businesses:
Accounts receivable	(3,620)	(5,731)
Inventories	(51)	(132)
Other assets	360	(268)
Income tax receivable	(13)	45
Accounts payable, accrued expenses and other long-term liabilities	(1,633)	(2,668)
N N et cash used in operating activities of continuing operations	(4,020)	(10,340)
Net cash provided by operating activities of discontinued operations	1,458	1,936
Net cash used in operating activities	(2,562)	(8,404)

Cash flows from investing activities:
Capital expenditures	(2,812)	(1,826)
N Net cash used in investing activities of continuing operations	(2,812)	(1,826)
N Net cash provided by (used in) investing activities of discontinued operations	5,045	(362)
Net cash provided by (used in) investing activities	2,233	(2,188)

Cash flows from financing activities:
Borrowings under revolving credit facility	-	5,000
Payments under revolving credit facility	-	(2,000)
Proceeds related to the exercise of stock options	-	1,625
Net cash provided by financing activities of continuing operations	-	4,625
Net cash provided by financing activities of discontinued operations	-	-
Net cash provided by financing activities	-	4,625
Effect of exchange rate changes on cash from discontinued operations	-	(62)

Net decrease in cash and cash equivalents	(329)	(6,029)
Cash and cash equivalents at beginning of period	10,580	6,667
Cash and cash equivalents at end of period	$10,251	$638

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$458	$619
Receipt of note on sale of subsidiary	500	-
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	-	54
Income taxes	$21	$4

See accompanying notes to consolidated financial statements.

HOOPER HOLMES, INC.

Notes to Unaudited Consolidated Financial Statements
June 30, 2008
 (in thousands, except share data, unless otherwise noted)

Note 1: Basis of Presentation

a)      The unaudited interim consolidated financial statements of Hooper Holmes, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2007 annual report on Form 10-K.

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

The results of operations for the three and six three month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for any other interim period or the full year.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

b)      On June 30, 2008, the Company sold substantially all of the assets and liabilities of its Claims Evaluation Division (“CED”).  CED met the definition of a “component of an entity” and therefore has been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  Accordingly, the assets and liabilities of the CED have been reported as Assets and Liabilities of subsidiary held for sale in the December 31, 2007 consolidated balance sheet. The operating results and cash flows are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows for all periods presented.

Effective upon the sale of CED, the Company now operates within one reportable operating segment.

On October 9, 2007, the Company completed the sale of its U.K. subsidiary, Medicals Direct Group (“MDG”). MDG met the definition of a “component of an entity” and therefore has been accounted for as discontinued operations in accordance with SFAS 144.  Accordingly, the operating results and cash flows of MDG have been segregated and are reported as discontinued operations in the accompanying consolidated statements of operations and cash flows for all periods presented.

All corresponding footnotes reflect the discontinued operations presentation.  See Note 5 for additional information on the sale of CED and MDG.

c)      Certain reclassifications have been made to the prior year’s consolidated financial statements in order to conform to the current year’s presentation.

Note 2:	Liquidity

As of June 30, 2008, the Company had $10.3 million of cash and cash equivalents and no borrowings outstanding under its revolving credit facility.  Significant transactions affecting the Company’s cash flows for the six month period ended June 30, 2008 include the following:

•	restructuring payments related to employee severance and branch office closure costs totaling $1.2 million;

•	payment of legal settlement with an insurance client of $0.5 million;

•	unclaimed property payment of $1.4 million;

•	final payment towards the California lawsuit settlement (See Note 11) of $0.5 million;

•
payment of fees to an outside consultant related to cost saving opportunities identified in the Company’s 2006 strategic review, totaling $1.0 million, and a $1.3 million payment related to the early termination of an agreement with this same outside consultant, and

•	receipt of $5.1 million of cash received in connection with the sale of the CED.

The Company’s net cash used in operating activities of continuing operations for the six months ended June 30, 2008 was $4.0 million.  If operating losses continue, the Company may be required to reduce cash reserves, increase borrowings, reduce capital spending or further restructure operations.  As discussed in Note 10, although the Company has an available borrowing base of $25 million under its revolving credit facility as of June 30, 2008, there is only $15 million of borrowing capacity under the credit facility before a financial covenant goes into effect.  The financial covenant requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement with respect to the credit facility), on a trailing 12-month basis, of no less than 1:1.  It is possible that, if the Company continues to experience losses from operations, its borrowing capacity would be limited to $15 million and the Company’s liquidity adversely affected.

Furthermore, if the Company defaults, in any material respect in the performance of any covenant contained in the revolving credit facility or an event occurs or circumstance exists that has a material adverse effect on the Company’s business, operations, results of operations, properties, assets, liabilities, condition (financial or otherwise), or prospects, or on the Company’s ability to perform its obligations under the revolving credit facility, and such default or event or circumstance is not cured, Citicapital Commercial Corporation (“Citicapital”) may be able to accelerate the maturity of the Company’s then outstanding obligations.  However, as noted above, as of June 30, 2008, the Company has no borrowings outstanding under its revolving credit facility.

Based on the Company’s anticipated level of future operations, existing cash and cash equivalents and borrowing capability under its credit agreement with CitiCapital, the Company believes it has sufficient funds to meet its cash needs through June 30, 2009.

Note 3:	Earnings Per Share

“Basic” earnings (loss) per share equals net income (loss) divided by the weighted average common shares outstanding during the period.  “Diluted” earnings (loss) per share equals net income (loss) divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents.

The Company’s net income (loss) and weighted average shares outstanding used for computing diluted earnings (loss) per share for continuing operations and discontinued operations were the same as that used for computing basic earnings (loss) per share for the three and six month periods ended June 30, 2008 and 2007 because the inclusion of common stock equivalents to the calculation of earnings (loss) per share for continuing operations would be antidilutive.  Outstanding stock options to purchase 5,180,400 and 3,509,900 shares of common stock were excluded from the calculation of diluted earnings per share for the three and six month periods ended June 30, 2008 and 2007, respectively, because their exercise prices exceeded the average market price of the Company’s common stock for such periods and therefore were antidilutive.

Note 4: Share-Based Compensation

Stock Option and Stock Award Plans — On May 29, 2008, the Company’s shareholders approved the 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, restricted stock and performance shares.  The 2008 Plan provides for the issuance of an aggregate total of 5,000,000 shares.  As of June 30, 2008, no awards have been granted under the 2008 Plan.

Prior to the 2008 Plan, the Company’s stockholders approved stock option plans providing for the grant of options exercisable for up to 4,000,000 shares of common stock in 1992 and 1994, 2,400,000 shares in 1997, 2,000,000 shares in 1999 and 3,000,000 shares in 2002.  Upon the adoption of the 2008 Plan, no further awards will be granted under these stock option plans.

In general, options are granted at fair value on the date of grant and are exercisable as follows: 25% after two years and 25% on each of the next three anniversary dates thereafter, with contract lives of 10 years from the date of grant.

During the three month periods ended June 30, 2008 and 2007, options granted totaled 100,000 shares, and 75,000 shares, respectively.  No stock options were granted during the three month periods ended March 31, 2008 and 2007.  The fair value of the stock options granted during the three month periods ended June 30, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2008	2007
Expected life (years)	5.91	5.92
Expected volatility	46.93%	46.72%
Expected dividend yield	0%	0%
Risk-free interest rate	4.62%	4.56%
Weighted average fair value of options
granted during the period	$0.37	$2.20

The expected life of options granted is derived from the Company’s historical experience and represents the period of time that options granted are expected to be outstanding.  Expected volatility is based on the Company’s long-term historical volatility.  The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.  SFAS No. 123 revised 2004 “Share-Based Payment” (“SFAS 123R”) specifies that initial accruals be based on the estimated number of instruments for which the requisite service is expected to be rendered.  Therefore, the Company is required to incorporate the probability of pre-vesting forfeitures in determining the number of vested options.  The forfeiture rate is based on the historical forfeiture experience.

The following table summarizes stock option activity for the six month period ended June 30, 2008:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding Balance, December 31, 2007	5,694,300	$5.34
Granted	100,000	0.73
Exercised	-	-
Expired	(323,900)	4.06
Forfeitures	(190,000)	3.19
Outstanding Balance, June 30, 2008	5,280,400	$5.41	5.3	$27
Options exercisable, June 30, 2008	3,387,900	$6.90	3.4	$-

Stock Awards — On April 25, 2007, the Company’s shareholders approved the 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company’s stock.  The total number of shares that may be awarded under the 2007 Plan is 600,000.  Effective June 1, 2007, each non-employee member of the Board other than the non-executive chair received 5,000 shares and the non-executive chair received 10,000 shares of the Company’s stock with such shares vesting immediately upon issuance.  The shares awarded under the 2007 Plan are “restricted securities”, as defined in SEC Rule 144 under the Securities Act of 1933, as amended.  In addition, the terms of the awards specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board and, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member.  During the six month periods ended June 30, 2008 and 2007, shares awarded under the 2007 Plan totaled 40,000 and 45,000, respectively.  No shares were awarded during the three month periods ended March 31, 2008 and 2007.  The fair value of the stock awards granted during the three and six month periods ended June 30, 2008 and 2007 was based on the grant date fair value.  All stock awards were subject to the above contractual restrictions and the transfer restrictions under applicable securities laws as of June 30, 2008.

Stock Purchase Plan — In 2003, the Company’s shareholders approved the 2004 Employee Stock Purchase Plan, which provides for granting of purchase rights for up to 2,000,000 shares of Company stock to eligible employees of the Company. The plan provides employees with the opportunity to purchase shares on the date 13 months from the grant date (“the purchase date”) at a purchase price equal to 95% of the closing price of the Company’s common stock on the American Stock Exchange on the grant date. During the period between the grant date and the purchase date, up to 10% of a participating employee’s compensation, not to exceed $25,000, is withheld to fund the purchase of shares under the plan. Employees can cancel their purchases at any time during the period without penalty.  In February 2007, purchase rights for 79,725 shares were granted with an aggregate fair value of $0.1 million, based on the Black-Scholes option pricing model.  The February 2007 plan terminated in March 2008 in accordance with the plan’s automatic termination provision.  In February 2008, purchase rights for 250,000 shares were granted with an aggregate fair value of $0.1 million, based on the Black-Scholes option pricing model.  The February 2008 plan will conclude in March 2009.

The Company recorded $0.05 million and $0.06 million of compensation cost in selling, general and administrative expenses for the three and six month periods ended June 30, 2008, respectively, and $0.4 million and $0.5 million for the three and six month periods ended June 30, 2007, respectively, related to share-based compensation and the Stock Purchase Plan.  In connection with the resignation of the former CEO, the Company reversed previously recorded share-based compensation expense totaling $0.1 million during the six month period ended June 30, 2008.  The reversal was recorded in restructuring and other charges (See Note 8).

No stock options were exercised during the three and six month periods ended June 30, 2008 and 2007.  Options exercisable for a total of 55,000 shares of common stock vested during the six month period ended June 30, 2008.  The fair value of options that vested during the six month period ended June 30, 2008 was $0.09 million.  As of June 30, 2008, there was approximately $1.1 million of total unrecognized compensation cost related to stock options.  The cost is expected to be recognized over 3.5 years.

Note 5:  Discontinued Operations

On June 30, 2008, the Company sold substantially all of the assets and liabilities of its CED operating segment for $5.6 million and received cash payments totaling $5.1 million and a $0.5 million note receivable due in six equal monthly installments beginning July 31, 2008.   In connection with the sale of the CED, the Company has been released as the primary obligor for certain lease obligations acquired but remains secondarily liable in the event the buyer defaults.  The guarantee is provided for the term of the lease, which expires in July 2015.  The Company has recorded $0.2 million, representing the fair value of the guarantee obligation, which is recorded in gain on sale of subsidiaries of discontinued operations in the accompanying statements of operations for the three and six months ended June 30, 2008.  The maximum potential amount of future payments under the guarantee is $0.8 million.  The Company recognized a net gain on the sale of CED of approximately $1.1 million in the accompanying consolidated statements of operations for the three and six months ended June 30, 2008.The sale of CED resulted in a tax loss however, no tax benefit was recorded as the Company concluded that it would not be able to realize any tax benefit resulting from the loss.

CED was composed of operations in New York State, known as D & D Associates, Allegiance Health and Medimax, and operations in Michigan, known as the Michigan Evaluation Group.  Each of the New York State operations and the Michigan operation were sold to separate third parties, with both transactions closing on June 30, 2008.  The Company’s decision to sell CED was based on several factors, including CED's limited ability to significantly contribute to the long-term specific goals of the Company.  The Company does not expect to have any significant continuing involvement, continuing cash flows or revenues from CED subsequent to the date of sale.

The following summarizes the operating results of CED which are reported in discontinued operations in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Revenues	$6,362	$7,417	$13,079	$15,323
Pre-tax income	$321	$357	$672	$919
Income tax expense (benefit)	$-	$31	$(1)	$79

The assets and liabilities of CED are presented separately under the captions “Assets of subsidiary held for sale” and “Liabilities of subsidiary held for sale,” respectively, in the accompanying consolidated balance sheet as of December 31, 2007, and consist of the following:

(in thousands)	December 31, 2007
Assets of subsidiary held for sale:
Accounts receivable, net	$3,348
Other current assets	263
Property, plant, and equipment, net	809
Intangible assets, net	1,892
Other assets	14
Total	$6,326

Liabilities of subsidiary held for sale:
Accounts payable	$1,481
Accrued expenses	255
Total	$1,736

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

On October 9, 2007, the Company completed the sale of MDG for $15.3 million and received a cash payment of $12.8 million net of closing adjustments of $1.2 million.  In addition, the Company incurred $1.0 million of expenses related to the sale.  Additional payments to be received include $0.5 million within nine months of the closing and $0.7 million within 24 months of the closing.  The Company recognized a net gain on the sale of approximately $9.2 million, inclusive of $1.4 million of MDG foreign currency translation gains, which was reported in discontinued operations for the year ended December 31, 2007.  The sale of MDG resulted in a tax loss however, no tax benefit was recorded as the Company concluded that it would not be able to realize any tax benefit resulting from the loss.

MDG was previously included within the Company’s Health Information Division (HID).  The following summarizes the operating results of MDG which are reported in discontinued operations in the accompanying consolidated statements of operations.

	Three months ended June 30,	Six months ended June 30,
(in thousands)	2007	2007
Revenues	$9,614	$19,318
Pre-tax loss	$(4)	$(94)
Income tax benefit	$4	$26

During the second quarter of 2008, additional information became available to the Company relating to certain tax obligations of MDG that the Company retained in connection with the sale.  Based on this information the Company revised its initial estimate and recorded an additional liability totaling $0.8 million during the three months ended June 30, 2008.  The $0.8 million charge is recorded in gain on sale of subsidiaries of discontinued operations in the accompanying consolidated statement of operations.

Note 6:  Intangibles

The following table presents certain information regarding the Company’s intangible assets as of June 30, 2008 and December 31, 2007.  All identifiable intangible assets are being amortized over their useful lives, as indicated below, with no residual values.

	Weighted
	Average	Gross
	Useful Life	Carrying	Accumulated	Net
(in thousands)	(years)	Amount	Amortization	Balance
At June 30, 2008
Non-Competition agreements	4.7	$8,738	$8,725	$13
Customer relationships	9.7	12,502	10,838	1,664
Trademarks and tradenames	15.7	487	343	144
		$21,727	$19,906	$1,821
At December 31, 2007
Non-Competition agreements	4.7	$8,738	$8,652	$86
Customer relationships	9.7	12,502	10,384	2,118
Trademarks and tradenames	15.7	487	330	157

		$21,727	$19,366	$2,361

The aggregate intangible amortization expense for the six months ended June 30, 2008 and 2007 was approximately $0.5 million and $0.6 million, respectively. Assuming no additional change in the gross carrying amount of intangible assets, the estimated intangible amortization expense for fiscal year 2008 is $0.9 million and for fiscal years 2009 to 2012 is $0.4 million, $0.4 million, $0.3 million, and $0.2 million, respectively.

Note 7: Inventories

Inventory, which consists of finished goods and component inventory, is stated at the lower of average cost or market using the first-in first-out (FIFO) inventory method.  Included in inventories at June 30, 2008 and December 31, 2007 are $1.5 million and $1.6 million of finished goods and $1.1 million and $0.9 million of components, respectively.

Note 8: Restructuring and Other Charges

During the three and six month periods ended June 30, 2008, the Company recorded restructuring and other charges totaling $0 million and $1.7 million, respectively.  The restructuring charges consisted primarily of severance related to the resignation of the former CEO ($0.4 million), branch office closure costs ($0.3 million) and employee severance costs ($0.1 million), recorded primarily as a result of further reorganization in the Portamedic business.  Other charges consist of an early termination fee related to an agreement with the outside consultant utilized in the Company’s 2006 strategic review and totaled $0.9 million which was paid in the first quarter of 2008.

Following is a summary of the 2008 restructuring as of June 30, 2008:

(In millions)	2008		Balance at
	Charges	Payments	June 30, 2008
Severance	$0.5	$(0.3)	$0.2
Lease Obligations	0.3	(0.2)	0.1
Total	$0.8	$(0.5)	$0.3

During the year ended December 31, 2007, the Company recorded restructuring and other charges totaling $4.7 million.  The restructuring charges consisted primarily of branch office closure costs ($1.6 million) and employee severance costs ($1.3 million), recorded primarily as a result of the reorganization in the Portamedic business.  Other charges consist of the write off of business application software ($0.8 million) and legal settlements with an insurance company client and a software supplier ($1.0 million) which were paid during the six months ended June 30, 2008.

Following is a summary of the 2007 restructuring as of June 30, 2008:

(In millions)	Balance at	2008	Balance at
	December 31, 2007	Payments	June 30, 2008
Severance	$0.5	$(0.2)	$0.3
Lease Obligations	1.0	(0.4)	0.6
Total	$1.5	$(0.6)	$0.9

During the year ended December 31, 2005, the Company recorded restructuring and other charges of $6.6 million, which included employee severance packages totaling $4.6 million, branch office closures costs of $0.6 million and the write off of certain purchased business application software totaling $1.4 million.

Following is a summary  of the 2005 restructuring as of June 30, 2008:

(In millions)	Balance at December 31, 2007	2008 Payments	Balance at June 30, 2008
Severance\Lease Obligations	$0.3	$(0.1)	$0.2

At June 30, 2008, $1.2 million of restructuring charges are recorded in accrued expenses in the accompanying consolidated balance sheet. Cash payments related to the above described restructuring charges are expected to be completed within the next twelve months, except for certain long-term severance payments and branch office closure costs of $0.2 million, which are recorded in other long-term liabilities as of June 30, 2008.

Note 9 — Revolving Credit Facility

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

provided that in no event can the aggregate amount of the revolving credit loans and letters of credit outstanding at any time exceed $25 million.  The maximum aggregate face amount of letters of credit that may be outstanding at any time may not exceed $1 million.  The Company’s available borrowing base at June 30, 2008 was approximately $25 million.  The Company had no borrowings outstanding under this credit facility as of June 30, 2008.

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

The Company is also obligated to pay, on a monthly basis in arrears, an unused line fee (commitment fee) equal to 0.375% per annum on the difference between the maximum amount of the revolving credit facility and the average daily aggregate outstanding amount of revolving credit loans and unexpired letters of credit during the preceding month.  The Company incurred commitment fees of $0.05 million and $0.04 million for the six month periods ended June 30, 2008 and 2007, respectively.

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

The Loan and Security Agreement contains a covenant that restricts the Company’s ability, and that of its subsidiaries, to sell or otherwise dispose of any of its assets other than in the ordinary course of business.  In contemplation of the Company’s plans to sell CED (see Note 5), the Company obtained a waiver of this event of default from CitiCapital.

The Loan and Security Agreement also contains a financial covenant, which goes into effect when the difference between (i) the lesser of (A) the borrowing base (that is, the aggregate of the amounts described in (i) and (ii) above) and (B) the maximum amount of the revolving credit facility, and (ii) the sum of the aggregate outstanding amount of the revolving credit loans and face amount of letters of credit, is less than $10 million.  At that time, the Company must maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), on a trailing 12-month basis, of no less than 1:1.  Based on the Company’s available borrowing base as of June 30, 2008 of $25 million, the Company has $15 million of borrowing capacity under the Revolving Credit facility before the financial covenant goes into effect.

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

Note 10: Commitments and Contingencies

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

Note 11 — Litigation

On January 25, 2005 Sylvia Gayed, one of the Company’s examiners in California, filed a class-action lawsuit against the Company in the Superior Court of California, Los Angeles County, alleging violations of California’s wage and hour laws.  The complaint alleged that the Company failed to pay overtime wages, provide meal and rest periods and reimbursement for expenses incurred by examiners in performing examinations.  The Company currently employs approximately 400 examiners in California and have employed in excess of 1,400 examiners in California over the past 60 months.  Following a mediation on December 6, 2006, the parties reached a settlement, pursuant to which the Company agreed to pay the sum of $1.2 million to the class members in full settlement of this lawsuit.  The court granted final approval of the settlement on July 16, 2007.  Payment of $0.7 million was made on October 3, 2007, and the balance of the settlement was paid in March 2008.

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

On February 28, 2008, a physician, John McGee, M.D., filed suit in the United States District Court for the Eastern District of New York in which he alleged, among other things, that an insurance company and CED (see Note 5), along with other named plaintiffs, violated various laws, including the Racketeer Influenced Corrupt Organization Act, in connection with the arranging of independent medical examinations.  The Company believes the plaintiff’s claims are without merit and is defending itself vigorously in this matter.  The Company, through its subsidiary, Hooper Evaluations, Inc. has retained liability for this litigation following the sale of substantially all of the assets and liabilities of the CED.

 On April 3, 2008 Gregory Sundahl and Jesse Sundahl, individually and on behalf of all others similarly situated, filed suit in the United States District Court for the Eastern District of New York in which they alleged, among other things, that an insurance company and the CED (see Note 5), along with other named plaintiffs, violated various laws, including the Racketeer Influenced Corrupt Organization Act, in connection with the arranging of independent medical examinations.  The Company has yet to receive formal service in connection with this matter.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.  The Company, through its subsidiary, Hooper Evaluations, Inc. has retained liability for this litigation following the sale of substantially all of the assets and liabilities of the CED.

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

Note 12: Income Taxes

For the three month period ended June 30, 2008, the Company recorded  $0.00 million in income taxes compared to a state tax expense of $0.01 million for the three month period ended June 30, 2007.  For the six month period ended June 30, 2008 the Company recorded a tax benefit $0.04 million compared to tax expense of $0.06 million for the six month period ended June 30, 2007.

The tax benefit recorded in the six month periods ended June 30, 2008 reflects a refund of certain state income taxes. The tax expense recorded in the three and six month periods ended June 30, 2007 reflected certain minimum state tax liabilities that the Company incurred.  No federal tax benefit was recorded relating to the current year losses, as the Company continues to believe that a full valuation allowance is required on its net deferred tax assets.

No amounts were recorded for unrecognized tax benefits or for the payment of interest or penalties during the three and six month periods ended June 30, 2008 and 2007.

In July 2008, the Company received notification from the Internal Revenue Service (the “IRS”) that it had completed its audits of the Company’s tax returns for the years 2001 through 2006 with no adjustments.  State income tax returns for the year 2003 and forward are subject to examination.

Note 13: Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurement.  SFAS 157 was effective as of the beginning of the Company’s 2008 fiscal year, except for certain provisions which have been deferred until 2009. The impact of the adoption of SFAS 157 was not material to the Company’s consolidated financial statements and the adoption of the items deferred until fiscal 2009 is not expected to be material.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree, and the recognition and measurement of goodwill acquired in a business combination or a gain from a bargain purchase.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

In June 2008, the FASB issued FASB FSP EITF 03-6-1, ‘‘Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities’’ (FSP EITF 03-6-1).  The FSP addresses whether awards granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share using the two-class method under SFAS No. 128, Earnings per Share.  The FSP requires unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as a separate class of securities in calculating earnings per share.  FSP EITF 03-6-1 will be effective beginning January 1, 2009 and will be retrospectively applied to all prior periods presented.  The Company currently is evaluating the impact of the adoption of the FSP on earnings per share.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including, but not limited to, statements about our plans, strategies and prospects.  Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue” and variations of these words or similar expressions are intended to identify forward-looking statements.  These forward-looking statements are based on our management’s current expectations, estimates and projections.  We cannot assure you that we will achieve our plans, intentions or expectations.  Certain important factors could cause actual results to differ materially from the forward-looking statements we make in this annual report.  Representative examples of these factors include:

•	customer concerns about our financial health stemming from the decline in our operating results and stock price, which may result in the loss of certain customers or a portion of their business;

•	concerns about our financial health prompting prospective customers not to engage us, or make it far more challenging for us to compete for their business;

•	our anticipated negative cash flow from operations limiting our ability to make the desired level of investment in our businesses.

The section of the Company’s 2007 annual report entitled “Risk Factors” discusses these and other important risks that may affect our business, results of operations, cash flows and financial condition.  The factors listed above and the factors described in the “Risk Factors” section and similar discussion  in our other filings with the Securities and Exchange Commission (“SEC”) are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors also could have material adverse effects on our future results.  Investors should consider these factors before deciding to make or maintain an investment in our securities.  The forward-looking statements included in this quarterly report are based on information available to us as of the date of this report.  We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Overview

Effective upon the sale of our Claims Evaluation Division (CED) on June 30, 2008, (see Sale of the Claims Evaluation Division below), Hooper Holmes, Inc. and its subsidiaries currently engage in businesses that are managed as one division: the Health Information Division.

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

Our Portamedic paramedical examination business accounted for 69.6% and 69.4% of  revenues for the three months ended June 30, 2008 and 2007, respectively, and 69.6% and 70.4% of revenues for the six month periods ended June 30, 2008 and 2007, respectively.

 Highlights for the Three and Six Month Periods Ended June 30, 2008

Financial Results for the Three Month Period Ended June 30, 2008

For the three months ended June 30, 2008, consolidated revenues totaled $51.2 million, a 4.0% decline from the corresponding prior year period.  The Company’s gross profit totaled $13.1 million, or 25.5% for the second quarter of 2008, which represents a significant improvement over our gross profit of 23.0% for the second quarter of 2007.  SG&A expenses were $13.5 million in the second quarter of 2008 compared to $13.6 million in the second quarter of 2007.  For the second quarter of 2008, we incurred a loss from continuing operations of $0.5 million, $(0.01) per share, compared to a loss from continuing operations of $2.2 million, or $(0.03) per share in the second quarter of 2007.  Our loss from continuing operations for the second quarter of 2007 included restructuring and other charges totaling $0.7 million, consisting primarily of severance costs.  There were no restructuring and other charges recorded in the second quarter of 2008.

Financial Results for the Six Month Period Ended June 30, 2008

For the six months ended June 30, 2008, consolidated revenues totaled $103.6 million, a 3.9% decline from the corresponding prior year period.  The Company’s gross profit totaled $27.4 million, or 26.4% for the six month period ended June 30, 2008, which represents a significant improvement over our gross profit of 23.4% for the six month period ended June 30, 2007.  SG&A expenses were $27.1 million in the six month period ended June 30, 2008, a decline of $0.9 million, or 3.3%, in comparison to the six month period ended June 30, 2007.  For the six month period ended June 30, 2008, we incurred a loss from continuing operations of $1.4 million, $(0.02) per share, compared to a loss from continuing operations of $4.3 million, or $(0.06) per share in the six month period ended June 30, 2007.  Our loss from continuing operations for the six month period ended June 30, 2008 included restructuring and other charges totaling $1.7 million, consisting primarily of severance related to the resignation of the previous CEO, charges related to the early termination of an agreement with outside consultants utilized in the Company’s 2006 strategic review  and restructuring charges related to office closures and severance.  The loss from continuing operations for the six month period ended June 30, 2007 included $1.2 million of restructuring charges pertaining to office closures and employee severance costs.

Sale of the Claims Evaluation Division

On June 30, 2008, we sold substantially all of the assets and liabilities of our Claims Evaluation Division (CED) operating segment for $5.6 million and received cash payments totaling $5.1 million and a $0.5 million note receivable due in six equal monthly installments beginning July 31, 2008. We recognized a net gain on the sale of the CED of approximately $1.1 million which was reported in gain on sale of subsidiaries of discontinued operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2008.

CED was composed of operations in New York State, known as D & D Associates, Allegiance Health and Medimax, and operations in Michigan, known as the Michigan Evaluation Group.  The New York State operations and the Michigan operations were sold to separate third parties with both transactions closing on June 30, 2008. Our decision to sell CED was based on several factors, including CED's limited ability to significantly contribute to our long-term specific goals.  We do not expect to have any significant continuing involvement, continuing cash flows or revenues from CED subsequent to the date of sale.

 Portamedic/Infolink

In the quarter ended June 30, 2008, Portamedic revenues decreased 4% in comparison to the prior year period.  This represents an improvement from the 6% year-over-year revenue decline that Portamedic experienced in the first quarter of 2008.  We continue to believe that achieving acceptable profitability levels will require top-line revenue growth, including the reversal of past revenue declines experienced in our core Portamedic business. We have approvals from over 90% of the insurance carriers in the marketplace, and yet the number of paramedical examinations we complete on life insurance applicants continues to decline in our Portamedic business unit.  The rate of decline in the number of paramedical examinations completed by our Portamedic business was 10% in the second quarter of 2008 in comparison to the second quarter of the prior year.  This represents a slight decrease from the 11% decline experienced by Portamedic in the first quarter of 2008.  We must achieve greater success in turning carrier approvals into unit sales at the local agent, corporate and brokerage levels.  During the first quarter of 2008, we began taking steps to strengthen our local sales force: we are hiring more sales representatives, streamlining our sales tracking systems, improving sales training, and focusing sales incentives on increases in paramedical exams completed (i.e. unit goals).  In our Portamedic business unit, we will continue to take advantage of cost saving opportunities as they arise, but our focus in 2008 continues to be on increasing profitable revenue.

There were approximately nine million applications for life insurance submitted in the United States in 2007. As a result, notwithstanding the rate of decline in applications submitted; we believe that the market continues to offer attractive opportunities to a company that can sell its services effectively and distinguish itself from its competitors.

We are taking the following steps to strengthen our sales and distinguish ourselves from our competitors:

•	We have introduced our Mature Assessment service, which enables insurance carriers to make better underwriting decisions on older applicants.

•
We have begun to introduce a new quality/imaging platform for all paramedical exam reports on a trial basis.  This platform will allow our third-party vendor to review the accuracy and legibility of examination reports.  This new imaging platform, which we plan to extend throughout Portamedic, is expected to provide a higher quality of service to our customers.

•
In January 2008, we introduced a revised fee payment system for our examiners.  We now pay examiners’ fees according to a set payment schedule for each service an examiner provides.  Previously, examiners were paid a percentage of the dollar amount of the fees we billed to insurance carriers.  As this new payment system makes it easier for examiners to predict their income (fixed vs. variable), we expect it to improve examiner retention and productivity.

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

Heritage Labs

Heritage Labs’ business consists principally of performing tests of blood, urine and/or oral fluid specimens; and the assembly and sale of kits used in the collection and transportation of such specimens to its lab facility.  In the second quarter of 2008, approximately 63% of Heritage’s revenue came from lab testing and 37% came from the sale of specimen kits.

Since much of Heritage’s revenue originates from paramedical exam companies (including Portamedic), Heritage is affected by the same negative market trends affecting Portamedic, namely the decline in the number of life insurance applications.  In response, Heritage has taken the following steps to expand its market share and increase revenues:

•
Heritage is strengthening its sales force.  During the second quarter of 2008, Heritage hired an individual with significant experience in the life insurance industry to a newly-created position of VP of Sales. In addition, Heritage has hired a Medical Director to better serve our clients with lab and mortality related issues.

•	We have added incentives for Portamedic sales representatives to sell Heritage Labs’ services.

•
Heritage continues to expand its kit assembly business.  Heritage is an FDA-registered Class I and Class II medical device assembler.  Of the three laboratories providing testing services to the insurance industry –only Heritage is licensed to assemble kits.

•
In early 2008, Heritage began to market a line of self-collected finger stick test kits under the trade name “Appraise”.  These kits test hemoglobin A1c.  The hemoglobin A1c test is particularly important for diabetics, who must constantly monitor their hemoglobin A1c levels.  Revenues for the six months ended June 30, 2008 were less than $0.1 million, but are expected to increase in the second half of 2008.  We are currently in discussions with several discount retailers and national drugstore chains to offer these test kits in their stores.

Looking ahead in 2008, one major challenge for Heritage Labs is the loss of a significant customer who transferred their lab testing services to a different company’s lab.  The customer expressed no dissatisfaction with Heritage in terms of quality or service.  As a result of this loss of revenue, Heritage’s annual revenues are expected to decline by approximately $4.0 million, beginning in May 2008.

Hooper Holmes Underwriting Solutions (HHUS)

Our Underwriting Solutions business provides underwriting services (including full underwriting, simplified issue underwriting, trial application analysis and telephone interviewing services), retrieves and summarizes attending physicians’ statements (APSs), retrieves prescription histories, and performs underwriting audits.

In 2008, HHUS has continued to migrate away from their past reliance on one major customer.  Although revenues were down 14%  (or $1.0 million) for the six month period ended June 30, 2008 in comparison to the prior year period, revenues from new HHUS customers approximated $1.2 million for the six month period ended June 30, 2008.  HHUS currently provides underwriting services to 55 companies.  For the remainder of 2008, replacing this lost revenue will remain a challenge, along with the previously noted declining number of applications for life insurance.  In response, not only is HHUS making efforts to expand its existing lines of business, it is also seeking to expand its role in the rapidly growing life settlements market.  HHUS’s role in the life settlements market is to assist the life settlement brokers and providers by gathering medical-related information on the policyholder and assigning a life expectancy rating.  At present, HHUS is a small player in this market.  We are seeking to obtain a life settlement license in the State of Florida, which we see as being important to the growth of our life settlements business.  However, HHUS is facing various regulatory challenges in connection with the application, stemming from it being part of a publicly-traded company.  HHUS is currently working with the State of Florida to resolve these issues.

Health & Wellness (H&W)

Our Health and Wellness business completed approximately 25,000 and 14,000 health screenings for the three month periods ended June 30, 2008 and 2007, respectively, and 64,000 and 23,000 for the six month periods ended June 30, 2008 and 2007, respectively.  We currently provide our services to approximately 20 health management companies. H&W’s services include event scheduling, provision and fulfillment of all supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges, lab coats, bandages, etc.) at screening events, event management, biometric screenings (height, weight, BMI, hip, waist, neck, pulse, blood pressure) and  blood draws via venipuncture or fingerstick, lab testing, participant and aggregate reporting, data processing and data transmission.  Heritage Labs does all of the testing on the samples we collect at health and wellness screenings.

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

Key Financial and Other Metrics Monitored by Management

In our periodic reports filed with the SEC, we provide certain financial information and metrics about our businesses and information that our management uses in evaluating our performance and financial condition.   Our objective in providing this information is to help our shareholders and investors generally understand our overall performance and assess the profitability of our businesses and our prospects for future net cash flows.  We monitor the following metrics:

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

Results of Operations

On June 30, 2008, we sold substantially all of the assets and liabilities of our Claims Evaluation Division (“CED”).  In October 2007, we completed the sale of our United Kingdom based subsidiary, Medicals Direct Group (MDG).  Except where specific discussions of the CED and MDG are made, our discussion of our results of operations and financial condition excludes the CED and MDG for all periods presented.  The CED and MDG have been presented as discontinued operations in the accompanying consolidated financial statements.  Effective upon the sale of the CED, we now operate within one reportable operating segment.  See Note 5 to our consolidated financial statements included in this quarterly report for additional information.

Comparative Discussion and Analysis of Results of Operations for the three and six months ended June 30, 2008 and 2007, respectively

The table below sets forth certain consolidated statements of operations and other data for the periods indicated.  Revenues for Portamedic and Heritage Labs for the three and six month periods ended June 30, 2007 have been reduced by the amount of Health and Wellness revenues contained therein, to conform to the 2008 presentation.

Revenues by Component Businesses

(in thousands)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change

Portamedic	$35,657	$37,043	-3.7%	$72,149	$75,917	-5.0%
Infolink	6,863	7,590	-9.6%	13,483	14,499	-7.0%
Heritage Labs	4,163	4,471	-6.9%	8,619	8,963	-3.8%
Health and Wellness	1,337	945	41.4%	3,223	1,341	140.4%
Underwriting Solutions	3,197	3,308	-3.4%	6,122	7,106	-13.9%
Total	$51,217	$53,357	-4.0%	$103,596	$107,826	-3.9%

Revenues

Consolidated revenues for the three month period ended June 30, 2008 were $51.2 million, a decline of $2.1 million or 4.0% from the corresponding period of the prior year. For the six month period ended June 30, 2008, our consolidated revenues were $103.6 million compared to $107.8 million in the corresponding period of the prior year, a decrease of $4.2 million or 3.9%.

Portamedic

Portamedic revenues declined 3.7% for the three month period ended June 30, 2008 compared to the same period of the prior year.  For the six month period ended June 30, 2008, revenues decreased to $72.1 million compared to $75.9 million for the same period of the prior year, or 5.0%. The decline in Portamedic revenues for the three and six month periods ended June 30, 2008, compared to the same period of the prior year reflected a combination of:

•
fewer paramedical examinations performed in the second quarter (469,000 in 2008 vs. 520,000 in 2007) and in the six month period ended June 30, (952,000 in 2008 vs. 1,064,000 in 2007);  which was partially offset by;

•	higher average revenue per paramedical examination in the second quarter ($79.79 in 2008 vs. $76.57 in 2007) and in the six month period ended June 30, ($79.54 in 2008 vs. $75.65 in 2007).

We attribute the reduction in the number of paramedical examinations performed in the three and six month periods ended June 30, 2008 to the continued decline in life insurance application activity in the United States (as reported by the MIB Life Index) and therefore the need for fewer paramedical examinations.  In addition to the decline in the number of exams resulting from a decrease in life insurance application activity, our revenue also declined due to the consolidation/closing of certain Portamedic offices due to profitability considerations.  A significant amount of Portamedic volume is derived from local agents and brokers, which has been negatively impacted by the elimination of certain offices.  The increase in the average revenue per paramedical exam is primarily attributable to the rate increase for our services instituted on January 1, 2008.

Infolink

Our Infolink business, tele-underwriting/interviewing and attending physician statement (“APS”) retrieval, the latter representing the larger of the two Infolink revenue components, decreased 9.6% to $6.9 million for the three month period ended June 30, 2008 compared to the same period of the prior year.  For the six month period ended June 30, 2008, Infolink revenues decreased to $13.5 million from $14.5 million in the same period of the prior year, or 7.0%. The decrease in revenues is primarily due to a decrease in the number of APS units attributable from the overall decline in life insurance application activity.  We are in the process of evaluating the APS workflow and pricing structure which should allow us to operate more efficiently and generate more profitable revenues.

Heritage Labs

Heritage Labs’ revenues for the three month period ended June 30, 2008 were $4.2 million, a decrease of $0.3 million, or 6.9% compared to the same period of the prior year.  For the six month period ended June 30, 2008, revenues decreased to $8.6 million compared to $9.0 million for the same period of the prior year, or 3.8%.

Although Heritage Labs tested fewer specimens in the second quarter of 2008 compared to the same period in the prior year (175,000 vs. 191,000), and in the first six months of 2008 compared to 2007 (367,000 vs. 386,000), respectively,  Heritage’s average revenue per specimen tested increased in the second quarter of 2008 and the first half of 2008 ($16.38 vs. $16.15 and $16.63 vs. $16.00), respectively. The reduced demand for Heritage Labs’ services from insurance companies is primarily attributable to a reduction in the number of paramedical examinations completed by the Company’s Portamedic business unit.  Approximately 80-85% of total specimens tested by Heritage originate from a Portamedic paramedical exam or a Health and Wellness encounter.  In addition, as previously disclosed, revenues were reduced in the second quarter of 2008 due to the loss of a significant customer who completed the transfer of their lab services to a different company’s lab during the quarter.  The increased average revenue per specimen is primarily due to a change of business mix, with a greater emphasis on more complex testing.

Heritage Labs currently operates at approximately 65% of capacity.  We continue to explore business opportunities, including specimen collection kit assembly and additional opportunities in the wellness and disease management markets, to utilize the additional capacity of our laboratory.

Health and Wellness

Health and Wellness (H&W) revenues for the three month periods ended June 30, 2008 and 2007 totaled $1.3 million and $0.9 million, respectively.  For the six month periods ended June 30, 2008 and 2007, revenues totaled $3.2 million and $1.3 million, respectively.  Our H&W business, established in 2007, completed approximately 25,000 health screenings in the second quarter of 2008, compared to approximately 14,000 completed in the comparable period of 2007.  For the first six month periods ending June 30, 2008 and 2007, our H&W business completed approximately 64,000 and 23,000 health screenings, respectively.

Underwriting Solutions

Underwriting Solutions revenues declined 3.4% in the three month period ended June 30, 2008 to $3.2 million compared to the same period in the prior year.  For the six month period ended June 30, 2008, revenues decreased $1.0 million, or 13.9% to $6.1 million from the corresponding period of the prior year.  The decrease is primarily due to reduced revenue from one major client of approximately $0.5 million and $2.0 million for the three and six month periods ended June 30, 2008, respectively.  This client decided that in order to mitigate its risk in utilizing Underwriting Solutions as its sole outsourced underwriter, the client expanded its underwriter supplier network.  This loss of revenue was partially offset by increased revenue from new customers, as Underwriting Solutions aggressively pursued these new opportunities.

Cost of Operations

Our consolidated cost of operations amounted to $38.2 million for the second quarter of 2008, compared to $41.1 million for the three months ended June 30, 2007.  For the six month period ended June 30, 2008, cost of operations was $76.2 million compared to $82.6 million for the six month period ended June 30, 2007.  The following table shows the cost of operations as a percentage of revenues for certain of our component businesses:

(in thousands)	For the three months ended June 30,				For the six months ended June 30,
		As a % of		As a % of		As a % of		As a % of
	2008	Revenues	2007	Revenues	2008	Revenues	2007	Revenues
Portamedic/ Infolink/ H&W	$33,389	76.1%	$35,396	77.7%	$66,583	74.9%	$70,991	77.4%
Heritage	2,682	64.4%	2,894	64.7%	5,413	62.8%	5,845	65.2%
Underwriting Solutions	2,079	65.0%	2,815	85.1%	4,222	69.0%	5,734	80.7%
Total	$38,150	74.5%	$41,105	77.0%	$76,218	73.5%	$82,570	76.6%

The decrease in the cost of operations in dollars and as a percentage of revenues for the three and six month periods ended June 30, 2008 compared to the corresponding periods of the prior year is primarily attributable to:

•	reduced branch operating expenses resulting from branch staff reductions and the consolidation of Portamedic branch offices during 2007;

•      higher average revenue per Portamedic examination;

•      a lower cost of operations percentage pertaining to our Health & Wellness services, established in 2007, and

•	staffing reductions in our Underwriting Solutions business resulting from a decline in revenues.

We completed a strategic review in 2006 which resulted in detailed plans to implement expense management initiatives identified during the review.  Many of these initiatives were successful in reducing our cost of operations for the three and six month periods ended June 30, 2008, such as our efforts to better align operating costs with branch office volumes while eliminating geographic overlap among our branch offices.

Selling, General and Administrative Expenses

(in thousands)	For the three months ended June 30,		(Decrease)	For the six months ended June 30,		(Decrease)
	2008	2007	2008 vs.2007	2008	2007	2008 vs.2007
Selling, general and administrative expenses	$13,476	$13,574	$(98)	$27,102	$28,016	$(914)

Consolidated selling, general and administrative (SG&A) expenses for the three month period ended June 30, 2008 and six month period ended June 30, 2008 decreased from the same periods of the prior year. As previously described, we completed a strategic review in September 2006 which included detailed implementation plans to reduce SG&A expenses.  The implementation is substantially complete and has reduced our SG&A expenses.

SG&A as a percentage of revenues totaled 26.3% and 25.4% for the three month periods ended June 30, 2008 and 2007, respectively, and 26.2% and 26.0% for the six months ended June 30, 2008 and 2007, respectively.  SG&A expenses decreased $0.1 million to $13.5 million for the three months ended June 30, 2008 compared to $13.6 million in the same period last year.  For the six month period ended June 30, 2008, SG&A expenses decreased to $27.1 million compared to $28.0 in the same period of the prior year.  The decrease in SG&A for the three and six month periods ended June 30, 2008 compared to the same periods of the prior year was primarily due to:

•	reduced health insurance costs resulting from a reduction in headcount and fewer employees participating in the Company’s health benefit plan totaling $1.0 million; and $1.7 million, respectively;

•	reduced audit and business tax fees totaling $0.3 million and $0.5 million, respectively;

•
reduced intangible asset amortization expense of approximately $0.1 million and $0.2 million, respectively, resulting from the Company’s intangible impairment charge recorded in the third quarter of 2007; and

•	reduced Regional and Area managerial salaries and related expenses totaling $0.1 million and $0.4 million, respectively.

The decreases listed above were partially offset by the following:

•	increased costs associated with the growth in Company’s Health and Wellness business totaling $0.4 million and $0.7 million, respectively;

•      increased incentive compensation expense totaling $0.7 million and $0.7 million, respectively.

•	increased outside legal costs totaling $0.1 million and $0.2 million, respectively; and

•	increased field examiner recruiting costs related to the Company’s efforts to attract more examiners and executive recruiting costs totaling $0.1 million and $0.4 million, respectively;

Restructuring and Other Charges

For the six month period ended June 30, 2008, we recorded restructuring and other charges of approximately $1.7 million.  The charges are attributable to:

•	first quarter 2008 restructuring charges for employee severance and office closures totaling $0.4 million;
•	first quarter 2008 charges related to the early termination of an agreement with the outside consultant utilized in the Company’s 2006 strategic review totaling $0.9 million, and
•	first quarter 2008 severance charges related to the resignation of the former CEO of $0.4 million.

There were no restructuring and other charges recorded during the three month period ended June 30, 2008.

For the three and six month periods ended June 30, 2007, we recorded restructuring and other charges of approximately $0.7 million and $1.2 million, respectively.  The charges are primarily attributable to restructuring charges for employee severance and branch office closures.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the three month period ended June 30, 2008 was $(0.4) million, or (0.8%) of consolidated revenues compared to a consolidated operating loss from continuing operations for the three month period ended June 30, 2007 of $(2.1) million, or (3.9%) of consolidated revenues.  For the six month period ended June 30, 2008, the consolidated operating loss from continuing operations was $(1.4) million, or (1.3%) of consolidated revenues compared to an operating loss from continuing operations for the six month period ended June 30, 2007 of $(4.0) million or (3.7%) of consolidated revenues.

Income Taxes

For the three month period ended June 30, 2008, we recorded  $0.00 million in income taxes compared to a state tax expense of $0.01 million for the three month period ended June 30, 2007, and a tax benefit of $0.04 million for the six month period ended June 30, 2008 compared to a tax expense of $0.06 million for the six month period ended June 30, 2007.

The tax benefit recorded in the six month period ended June 30, 2008 includes a tax benefit resulting from the refund of certain state income taxes. The tax expense recorded in the three and six month periods ended June 30, 2007 reflects certain minimum state tax liabilities that we incur.  No federal tax benefit was recorded relating to the current year losses, as we continue to believe that a full valuation allowance is required on our net deferred tax assets.

Loss from continuing operations

Loss from continuing operations for the three month period ended June 30, 2008 was $(0.5) million or $(0.01) per share compared to $(2.2) million or $(0.03) per share in the same period of the prior year.  Loss from continuing operations for the six month period ended June 30, 2008 was $(1.4) million or $(0.02) per share compared to $(4.3) million or $(0.06) per share, in the same period of the prior year.

Discontinued Operations

On June 30, 2008, we sold substantially all of the assets and liabilities of our Claims Evaluation Division (CED) operating segment for $5.6 million and received cash payments totaling $5.1 million and a $0.5 million note receivable due in six equal monthly installments beginning July 31, 2008.  In connection with the sale of the CED, we have been released as the primary obligor for certain lease obligations acquired but remain secondarily liable in the event the buyer defaults.  The guarantee is provided for the term of the lease, which expires in July 2015.  We have recorded $0.2 million, representing the fair value of the guarantee obligation, which is recorded in gain on sale of subsidiaries of discontinued operations in the accompanying statements of operations for the three and six months ended June 30, 2008.  The maximum potential amount of future payments under the guarantee is $0.8 million.  We recognized a net gain on the sale of the CED of approximately $1.1 million in the accompanying consolidated statements of operations for the three and six months ended June 30, 2008. The sale of CED resulted in a tax loss however, no tax benefit was recorded as we concluded that we would not be able to realize any tax benefit resulting from the loss.

During the second quarter of 2008, additional information became available to us relating to certain tax obligations of MDG that we retained in connection with the sale.  Based on this information we revised our initial estimate and recorded an additional liability totaling $0.8 million during the three months ended June 30, 2008.  The $0.8 million charge is recorded in gain on sale of subsidiaries of discontinued operations in the accompanying consolidated statement of operations.

Income from discontinued operations for the three and six month periods ended June 30, 2007 also includes the results of MDG which was sold in October 2007.

Net income (loss)

Net income for the three month period ended June 30, 2008 was $0.1 million or $0.00 per share compared to a net loss of $(1.9) million or $(0.03) per share for the same period of the prior year.  The net loss for the six month period ended June 30, 2008 was $(0.5) million or $(0.01) per share compared to a net loss of $(3.5) million or $(0.05) per share for the same period of the prior year.

Liquidity and Financial Resources

Our primary sources of liquidity are our holdings of cash and cash equivalents and our $25 million revolving credit agreement with CitiCapital Commercial Corporation. At June 30, 2008 and December 31, 2007, our working capital was $24.1 million and $24.8 million, respectively and we had no borrowings outstanding under our revolving credit agreement.  Our current ratio as of June 30, 2008 and December 31, 2007 was 2.1 to 1.   Significant transactions affecting the Company’s cash flows for the six month period ended June 30, 2008 include the following:

•	restructuring payments related to employee severance and branch office closure costs totaling $1.2 million;

•	payment of legal settlement with an insurance client of $0.5 million;

•	unclaimed property payment of $1.4 million;

•	final payment towards the California lawsuit settlement (See Note 11) of $0.5 million;

•
payment of fees to an outside consultant related to cost saving opportunities identified in the Company’s 2006 strategic review, totaling $1.0 million, and a $1.3 million payment related to the early termination of an agreement with this same outside consultant, and

•	receipt of $5.1 million of cash received in connection with the sale of CED.

Our net cash used in operating activities of continuing operations for the six month period ended June 30, 2008 was $4.0 million.  If operating losses continue, we may be required to reduce cash reserves, increase borrowings, reduce capital spending or further restructure our operations. As of June 30, 2008, our cash and cash equivalents approximated $10.3 million.  As discussed in Note 9 to our consolidated financial statements included in this quarterly report, although we have an available borrowing base of $25.0 million under our revolving credit facility as of June 30, 2008, there is only $15.0 million of borrowing capacity under the credit facility before a financial covenant goes into effect.  The financial covenant requires us to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement with respect to the credit facility), on a trailing 12-month basis, of no less than 1:1.  It is possible that, if we continue to experience losses from operations, our borrowing capacity would be limited to $15.0 million and our liquidity adversely affected.

Furthermore, if we default, in any material respect in the performance of any covenant contained in the revolving credit facility or an event occurs or circumstance exists that has a material adverse effect on our business, operations, results of operations, properties, assets, liabilities, condition (financial or otherwise), or prospects, or on our ability to perform our obligations under the revolving credit facility, and such default or event or circumstance is not cured, CitiCapital may be able to accelerate the maturity of our then outstanding obligations.  However, as noted above, as of June 30, 2008, we have no borrowings outstanding under our revolving credit facility. Based on our anticipated level of future operations, existing cash and cash equivalents and borrowing capability under our credit agreement with CitiCapital, we believe we have sufficient funds to meet our cash needs through June 30, 2009.

Cash Flows from Operating Activities

For the six month period ended June 30, 2008 and 2007, net cash used in operating activities of continuing operations was $4.0 million and $10.3 million, respectively.

The net cash used in operating activities of continuing operations for the six month period ended June 30, 2008 of $4.0 million reflects a loss of $1.4 million from continuing operations, and includes a non-cash charge of $2.2 million of depreciation and amortization. Changes in working capital items included:

•
an increase in accounts receivable of $3.6 million, primarily due to a reduction in Portamedic cash collections during the first six months of 2008, a trend we historically experience. Consolidated days sales outstanding (DSO), measured on a rolling 90-day basis was 53 days at June 30, 2008, compared to 46 days at December 31, 2007; and

•	a decrease in accounts payable and accrued expenses of $1.6 million.

The net cash used in operating activities of continuing operations for the six months ended June 30, 2007 of $10.3 million reflects a loss from continuing operations of $4.3 million, and includes a non-cash charge of $2.1 million in depreciation and amortization.  Changes in working capital items included:

•
an increase in accounts receivable of $5.7 million, primarily due to a reduction in Portamedic cash collections during the first six months of 2007. Consolidated days sales outstanding (DSO), measured on a rolling 90-day basis was 55 days at June 30, 2007 compared to 45 days at December 31, 2006, and

•	a decrease in accounts payable and accrued expenses of $2.7 million,

Cash Flows used in Investing Activities

For the six month periods ended June 30, 2008 and 2007, we used approximately $2.8 million and $1.8 million, respectively in net cash for investing activities of continuing operations for capital expenditures.  Net cash provided by  investing activities of discontinued operations for the six month period ended June 30, 2008, principally relates to the $5.1 million of cash received from the sale of the CED.

Cash Flows used in Financing Activities

There were no financing activities for the six month period ended June 30, 2008.  For the six months ended June 30, 2007, cash provided by financing activities of continuing operations was $4.6 million and related to proceeds received from the exercise of stock options of $1.6 million and net borrowings under our revolving credit facility of $3.0 million.  The net borrowing was used to fund short-term working capital needs.

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

(i)
90% of “Eligible Receivables” (as that term is defined in the loan and security agreement) of the Company and the Company’s subsidiaries providing guarantees of the indebtedness under the facility; plus

(ii)	65% of the fair market value of our corporate headquarters located in Basking Ridge, New Jersey provided that in no event can the aggregate amount of the revolving credit loans and letters of credit outstanding at any time exceed $25 million.  The maximum aggregate face amount of letters of credit that may be outstanding at any time may not exceed $1 million.  Our available borrowing base at June 30, 2008 was $25.0 million. We had no borrowings outstanding under our facility as of June 30, 2008.  CitiCapital, in its sole discretion based upon its reasonable credit judgment, may (A) establish and change reserves required against Eligible Receivables, (B) change the advance rate against Eligible Receivables or the fair market value of our corporate headquarters, and (C) impose additional restrictions to the standards of eligibility for Eligible Receivables, any of which could reduce the aggregate amount of indebtedness that may be incurred under the revolving credit facility.  In addition, the Loan and Security Agreement provides that “Events of Default” include the occurrence of any event or condition that, in CitiCapital’s judgment, could reasonably be expected to have a material adverse effect on us.  See Note 9, Revolving Credit Facility, included in this report on Form 10-Q for additional information.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Share Repurchases

We did not purchase any shares of our common stock during the three and six month periods ended June 30, 2008 and 2007.  Under the terms of the Loan and Security Agreement, we are precluded from purchasing any shares of our common stock.

Dividends

We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of the Loan and Security Agreement.

Contractual Obligations

As of June 30, 2008, we have $0.9 million of employment contract related payments due.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There were no changes to our critical accounting policies during the three and six month periods ended June 30, 2008.  Such policies are described in our 2007 annual report on Form 10-K.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its borrowing activities, which are described in Note 9 to the unaudited interim consolidated financial statements included in this quarterly report.  The Company’s credit facility is based on variable rates and is therefore subject to interest rate fluctuations.  Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings.  As of June 30, 2008, there were no borrowings outstanding.

Based on the Company’s market risk sensitive instruments outstanding at June 30, 2008, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

On June 30, 2008, the Company sold its Claims Evaluation Division (CED).   See Note 5 included in this report on Form 10-Q for additional information.

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 and subsequent to the Evaluation Date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1	Legal Proceedings

On January 25, 2005 Sylvia Gayed, one of the Company’s examiners in California, filed a class-action lawsuit against the Company in the Superior Court of California, Los Angeles County, alleging violations of California’s wage and hour laws.  The complaint alleged that the Company failed to pay overtime wages, provide meal and rest periods and reimbursement for expenses incurred by examiners in performing examinations.  We currently employ approximately 400 examiners in California and have employed in excess of 1,400 examiners in California over the past 60 months.  Following a mediation on December 6, 2006, the parties reached a settlement, pursuant to which the Company agreed to pay the sum of $1.2 million to the class members in full settlement of this lawsuit.  The court granted final approval of the settlement on July 16, 2007.  Payment of $0.7 million was made on October 3, 2007, and the balance of the settlement was paid in March 2008.

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

On February 28, 2008, a physician, John McGee, M.D., filed suit in the United States District Court for the Eastern District of New York in which he alleged, among other things, that an insurance company and the CED (see Note 5), along with other named plaintiffs, violated various laws, including the Racketeer Influenced Corrupt Organization Act, in connection with the arranging of independent medical examinations.  The Company believes the plaintiff’s claims are without merit and is defending itself vigorously in this matter.  The Company, through its subsidiary, Hooper Evaluations, Inc., has retained liability for this litigation following the sale of substantially all of the assets and liabilities of the CED.

 On April 3, 2008 Gregory Sundahl and Jesse Sundahl, individually and on behalf of all others similarly situated, filed suit in the United States District Court for the Eastern District of New York in which they alleged, among other things, that an insurance company and the CED (see Note 5), along with other named plaintiffs, violated various laws, including the Racketeer Influenced Corrupt Organization Act, in connection with the arranging of independent medical examinations.  The Company has yet to receive formal service in connection with this matter.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.  The Company, through its subsidiary, Hooper Evaluations, Inc., has retained liability for this litigation following the sale of substantially all of the assets and liabilities of the CED.

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

At the Company’s annual meeting of shareholders on May 29, 2008, the Company’s shareholders elected Benjamin A. Currier, John W. Remshard, and Elaine L. Rigolosi to serve as directors until the 2011 annual meeting; ratified the selection of KPMG LLP to serve as the Company’s independent registered public accounting firm for 2008; and approved the Hooper Holmes, Inc. 2008 Omnibus Employee Incentive Plan.

The chart below names each director nominated for election by the shareholders at the 2008 annual meeting, the number of votes cast for or withheld, and the number of broker non-votes and abstentions, with respect to each such person:

Nominee	For	Votes Cast Against	Withheld	Broker Non-votes	Abstained
Benjamin A. Currier	51,096,572	-	13,449,442	-	-
John W. Remshard	51,445,451	-	13,100,563	-	-
Elaine L. Rigolosi	51,101,153	-	13,444,861	-	-

The names of the directors whose terms of office continued after the 2008 annual meeting are as follows:

Roy H. Bubbs
Leslie Hudson
Quentin J. Kennedy
Roy E. Lowrance
Kenneth R. Rossano

With respect to the ratification of KPMG LLP as independent registered public accounting firm, the number of votes cast was 62,798,396 for, 1,723,641 against, 23,977 abstained and 0 broker non-votes.

With respect to the approval of the Hooper Holmes, Inc. 2008 Omnibus Employee Incentive Plan, the number of votes cast was 41,726,434 for, 13,014,860 against, 924,588 abstained, and 0 broker non-votes.

ITEM 5	Other Information

None

ITEM 6	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.3	Copies of Asset Purchase Agreements with respect to the sale of the Claims Evaluation Division.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hooper Holmes, Inc.

Dated:  August 8, 2008

By: /s/ Roy H. Bubbs
Roy H. Bubbs
Chief Executive Officer and President

By: /s/ Michael J. Shea
Michael J. Shea
Senior Vice President and Chief Financial Officer