Form 10-Q
period 2008-09-30
HOOPER HOLMES INC
filed 2008-11-07
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2008

or

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

The number of shares outstanding of the Registrant’s common stock as of  October 31, 2008 were:
Common Stock, $.04 par value – 68,674,587 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES
INDEX

			Page No.
PART I –	Financial Information (unaudited)

	ITEM 1–	Financial Statements

		Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	1

		Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007	2

		Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	3

		Notes to Unaudited Consolidated Financial Statements	4-15

	ITEM 2 –	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-30

	ITEM 3 –	Quantitative and Qualitative Disclosures About Market Risk	30

	ITEM 4 –	Controls and Procedures	31

PART II –	Other Information

	ITEM 1 –	Legal Proceedings	32

	ITEM 1A –	Risk Factors	33

	ITEM 2 –	Unregistered Sales of Equity Securities and Use of Proceeds	33

	ITEM 3 –	Defaults upon Senior Securities	33

	ITEM 4 –	Submission of Matters to a Vote of Security Holders	34

	ITEM 5 –	Other Information	34

	ITEM 6 –	Exhibits	34

		Signatures	35

Consolidated Balance Sheets
(unaudited)
 (In thousands, except share and per share data)

	September 30, 2008	December 31, 2007
ASSETS (Note 9)
Current assets:
Cash and cash equivalents	$9,932	$10,580
Accounts receivable, net	28,664	26,386
Inventories	2,963	2,548
Income tax receivable	405	518
Other current assets	1,976	2,083
Assets of subsidiary held for sale	-	6,326
Total current assets	43,940	48,441
Property, plant and equipment at cost	45,060	42,190
Less: Accumulated depreciation and amortization	29,558	28,107
Property, plant and equipment, net	15,502	14,083

Intangible assets, net	1,583	2,361
Other assets	1,030	1,053
Total assets	$62,055	$65,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,165	$6,976
Accrued expenses	14,602	14,879
Liabilities of subsidiary held for sale	-	1,736
Total current liabilities	22,767	23,591
Other long-term liabilities	212	438
Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 68,683,982 and 68,643,982 shares as of September 30, 2008 and December 31, 2007, respectively	2,747	2,746
Additional paid-in capital	146,403	146,103
Accumulated deficit	(110,003)	(106,869)
Treasury stock, at cost; 9,395 shares as of September 30, 2008 and December 31, 2007	(71)	(71)
Total stockholders’ equity	39,076	41,909
Total liabilities and stockholders' equity	$62,055	$65,938

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
(unaudited)
 (In thousands, except share and per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Revenues	$47,196	$49,434	$150,792	$157,260
Cost of operations	35,858	38,552	112,076	121,122
Gross profit	11,338	10,882	38,716	36,138
Selling, general and administrative expenses	13,273	13,828	39,937	41,156
Restructuring and other charges	-	1,626	1,653	2,871
Operating loss from continuing operations	(1,935)	(4,572)	(2,874)	(7,889)
Other income (expense):
Interest expense	(3)	(95)	(3)	(171)
Interest income	65	14	180	34
Other expense, net	(159)	(48)	(342)	(245)
	(97)	(129)	(165)	(382)
Loss from continuing operations before income taxes	(2,032)	(4,701)	(3,039)	(8,271)

Income tax expense (benefit)	15	(157)	(25)	(101)

Loss from continuing operations	(2,047)	(4,544)	(3,014)	(8,170)

Discontinued operations:
(Loss) income from discontinued operations, net of income tax	-	(6,097)	235	(6,013)
Loss on sale of subsidiaries	(635)	-	(355)	-
	(635)	(6,097)	(120)	(6,013)
Net loss	$(2,682)	$(10,641)	$(3,134)	$(14,183)
Loss per share:
Continuing operations
Basic	$(0.03)	$(0.07)	$(0.04)	$(0.12)
Diluted	(0.03)	(0.07)	(0.04)	(0.12)
Discontinued operations
Basic	$(0.01)	$(0.09)	$-	$(0.09)
Diluted	(0.01)	(0.09)	-	(0.09)
Net loss
Basic	$(0.04)	$(0.16)	$(0.05)	$(0.21)
Diluted	(0.04)	(0.16)	(0.05)	(0.21)

Weighted average number of shares:
Basic	68,674,587	68,634,587	68,652,397	68,422,816
Diluted	68,674,587	68,634,587	68,652,397	68,422,816

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
 (Unaudited, in thousands)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,134)	$(14,183)
Loss from discontinued operations, net of taxes	(120)	(6,013)
Loss from continuing operations	(3,014)	(8,170)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation	2,464	2,178
Amortization	778	889
Provision for bad debt expense	78	107
Share-based compensation expense & employee stock purchase program	301	883
Loss on disposal of fixed assets	130	68
Change in assets and liabilities, net of effect
from dispositions of businesses:
Accounts receivable	(2,356)	(5,089)
Inventories	(415)	(168)
Other assets	392	(573)
Income tax receivable	113	2,450
Accounts payable, accrued expenses and other long-term liabilities	(1,266)	(3,416)
N Net cash used in operating activities of continuing operations	(2,795)	(10,841)
Net cash provided by operating activities of discontinued operations	894	1,855
Net cash used in operating activities	(1,901)	(8,986)

Cash flows from investing activities:
Capital expenditures	(3,952)	(2,442)
N Net cash used in investing activities of continuing operations	(3,952)	(2,442)
N Net cash provided by (used in) investing activities of discontinued operations	5,205	(560)
Net cash provided by (used in) investing activities	1,253	(3,002)

Cash flows from financing activities:
Borrowings under revolving credit facility	-	7,000
Payments under revolving credit facility	-	(2,000)
Proceeds related to the exercise of stock options	-	1,627
Net cash provided by financing activities of continuing operations	-	6,627
Net cash provided by financing activities of discontinued operations	-	-
Net cash provided by financing activities	-	6,627
Effect of exchange rate changes on cash from discontinued operations	-	(334)

Net decrease in cash and cash equivalents	(648)	(5,695)
Cash and cash equivalents at beginning of period	10,580	6,667
Cash and cash equivalents at end of period	$9,932	$972

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$714	$124
Note receivable on sale of subsidiary	$333	$-
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3	$162
Income taxes	-	$139

See accompanying notes to consolidated financial statements.

HOOPER HOLMES, INC.

Notes to Unaudited Consolidated Financial Statements
September 30, 2008
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

The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for any other interim period or the full year.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

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

As of September 30, 2008, the Company had $9.9 million of cash and cash equivalents and no borrowings outstanding under its revolving credit facility.  Significant transactions affecting the Company’s cash flows for the nine month period ended September 30, 2008 include the following:

•	restructuring payments related to employee severance and branch office closure costs totaling $1.5 million;

•	payment of a legal settlement with an insurance client of $0.5 million;

•	unclaimed property payment of $1.4 million;

•	final payment towards the California lawsuit settlement (See Note 11) of $0.5 million;

•
payment of fees to an outside consultant related to cost saving opportunities identified in the Company’s 2006 strategic review, totaling $1.0 million, and a $1.3 million payment related to the early termination of an agreement with this same outside consultant, and

•	net cash received of $5.2 million in connection with the sale of the CED.

The Company’s net cash used in operating activities of continuing operations for the nine months ended September 30, 2008 was $2.8 million.  If operating losses continue, the Company may be required to reduce cash reserves, increase borrowings, reduce capital spending or further restructure operations.  As discussed in Note 9, although the Company has an available borrowing base of $25 million under its revolving credit facility as of September 30, 2008, there is only $15 million of borrowing capacity under the credit facility before a financial covenant goes into effect.  The financial covenant requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement with respect to the credit facility), on a trailing 12-month basis, of no less than 1:1.  It is possible that, if the Company continues to experience losses from operations, its borrowing capacity would be limited to $15 million and the Company’s liquidity adversely affected.

Furthermore, if the Company defaults in any material respect in the performance of any covenant contained in the revolving credit facility or an event occurs or circumstance exists that has a material adverse effect on the Company’s business, operations, results of operations, properties, assets, liabilities, condition (financial or otherwise), or prospects, or on the Company’s ability to perform its obligations under the revolving credit facility, and such default or event or circumstance is not cured, CitiCapital Commercial Corporation (“CitiCapital”) may be able to accelerate the maturity of the Company’s then outstanding obligations.  However, as noted above, as of September 30, 2008, the Company has no borrowings outstanding under its revolving credit facility.

As discussed in Note 9, the Company’s current credit facility with CitiCapital will expire on October 10, 2009.  The Company is currently exploring future funding alternatives and options in anticipation of the expiration of the credit facility.  In light of the current economic conditions and illiquid credit markets, there can be no assurance that the Company will be able to obtain such financing on terms acceptable to the Company.

Based on the Company’s anticipated level of future operations, existing cash and cash equivalents and borrowing capability under its credit agreement with CitiCapital, the Company believes it has sufficient funds to meet its cash needs through September 30, 2009.

Note 3:	Earnings Per Share

“Basic” earnings (loss) per share equals net income (loss) divided by the weighted average common shares outstanding during the period.  “Diluted” earnings (loss) per share equals net income (loss) divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents.

The Company’s net loss and weighted average shares outstanding used for computing diluted loss per share for continuing operations and discontinued operations were the same as those used for computing basic loss per share for the three and nine month periods ended September 30, 2008 and 2007 because the inclusion of common stock equivalents to the calculation of diluted loss per share for continuing operations would be antidilutive.  Outstanding stock options to purchase 4,714,200 and 5,894,300 shares of common stock were excluded from the calculation of diluted loss per share for the three and nine month periods ended September 30, 2008 and 2007, respectively, because their exercise prices exceeded the average market price of the Company’s common stock for such periods and therefore were antidilutive.

Note 4: Share-Based Compensation

Stock Option and Stock Award Plans — On May 29, 2008, the Company’s shareholders approved the 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, restricted stock and performance shares.  The 2008 Plan provides for the issuance of an aggregate total of 5,000,000 shares.  As of September 30, 2008, the Company is authorized to grant share-based awards for approximately 2,560,000 shares under the 2008 Plan.

Prior to the 2008 Plan, the Company’s shareholders approved stock option plans providing for the grant of options exercisable for up to 4,000,000 shares of common stock in 1992 and 1994, 2,400,000 shares in 1997, 2,000,000 shares in 1999 and 3,000,000 shares in 2002.  Upon the adoption of the 2008 Plan, no further awards were granted under these stock option plans.

In general, options are granted at fair value on the date of grant and are exercisable as follows: 25% after two years and 25% on each of the next three anniversary dates thereafter, with contract lives of 10 years from the date of grant.

During the three month periods ended September 30, 2008 and 2007, options granted totaled 2,465,000 and 955,000 shares, respectively.  A total of 2,565,000 and 1,030,000 share options were granted during the nine month periods ended September 30, 2008 and 2007, respectively.  The fair value of the stock options granted during the three and nine month periods ended September 30, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Expected life (years)	5.66	5.91	5.66	5.91
Expected volatility	59.67%	46.95%	49.45%	46.93%
Expected dividend yield	-	-	-	-
Risk-free interest rate	3.44%	4.63%	3.44%	4.62%
Weighted average fair value of options
granted during the period	$0.50	$1.33	$0.50	$1.39

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

The following table summarizes stock option activity for the nine month period ended September 30, 2008:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance, December 31, 2007	5,694,300	$5.34
Granted	2,565,000	$1.00
Exercised	-	-
Expired	(779,675)	5.63
Forfeitures	(225,425)	2.65
Outstanding balance, September 30, 2008	7,254,200	$3.83	6.8	$768
Options exercisable, September 30, 2008	3,214,825	$6.53	3.6	$-

The aggregate intrinsic values disclosed in the table above, represent the difference between the Company’s closing stock price on the last trading day of the third quarter (September 30, 2008) and the exercise price, multiplied by the number of in-the-money stock options for each category.

No stock options were exercised during the three and nine month periods ended September 30, 2008.  During the nine month period ended September 30, 2007, a total of 584,200 stock options were exercised.  No options were exercised during the three month period ended September 30, 2007.  Options exercisable for a total of 323,125 shares of common stock vested during the nine month period ended September 30, 2008.  The fair value of options that vested during the nine month period ended September 30, 2008 was $0.5 million.  As of September 30, 2008, there was approximately $2.0 million of total unrecognized compensation cost related to stock options.  The cost is expected to be recognized over 3.9 years.

Stock Awards — On April 25, 2007, the Company’s shareholders approved the 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company’s stock.  The total number of shares that may be awarded under the 2007 Plan is 600,000.  Effective June 1, 2007, each non-employee member of the Board other than the non-executive chair received 5,000 shares and the non-executive chair received 10,000 shares of the Company’s stock with such shares vesting immediately upon issuance.  The shares awarded under the 2007 Plan on June 1, 2007 are “restricted securities”, as defined in SEC Rule 144 under the Securities Act of 1933, as amended.  The Company filed a Registration Statement on Form S-8 with respect to the 2007 Plan on April 16, 2008.  Thus, the shares awarded on June 1, 2008, and all future awards of shares, are not restricted. However, the directors who receive shares under the 2007 Plan are “affiliates” as defined in Rule 144 of the Securities Act of 1933 and thus remain subject to the applicable provisions of Rule 144.  In addition, the terms of the awards (whether or not restricted) specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board and, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member.  During the nine month periods ended September 30, 2008 and 2007, shares awarded under the 2007 Plan totaled 40,000 and 45,000, respectively.  No shares were awarded during the three month periods ended September 30, 2008 and 2007.  The fair value of the stock awards granted during the three and nine month periods ended September 30, 2008 and 2007 was based on the grant date fair value.  All stock awards were subject to the above contractual restrictions and the transfer restrictions under applicable securities laws as of September 30, 2008.

Stock Purchase Plan — In 2003, the Company’s shareholders approved the 2004 Employee Stock Purchase Plan, which provides for granting of purchase rights for up to 2,000,000 shares of Company stock to eligible employees of the Company. The plan provides employees with the opportunity to purchase shares on the date 13 months from the grant date (“the purchase date”) at a purchase price equal to 95% of the closing price of the Company’s common stock on the American Stock Exchange on the grant date. During the period between the grant date and the purchase date, up to 10% of a participating employee’s compensation, not to exceed $25,000, is withheld to fund the purchase of shares under the plan. Employees can cancel their purchases at any time during the period without penalty.  In February 2007, purchase rights for 79,725 shares were granted with an aggregate fair value of $0.1 million, based on the Black-Scholes option pricing model.  The February 2007 grant terminated in March 2008 in accordance with the plan’s automatic termination provision with no shares being issued.  In February 2008, purchase rights for 250,000 shares were granted with an aggregate fair value of $0.1 million, based on the Black-Scholes option pricing model.  The February 2008 grant will conclude in March 2009.

The Company recorded $0.2 million and $0.3 million of compensation cost in selling, general and administrative expenses for the three and nine month periods ended September 30, 2008, and $0.3 million and $0.9 million for the three and nine month periods ended September 30, 2007, respectively, related to share-based compensation and the Employee Stock Purchase Plan.  In connection with the resignation of the former CEO, the Company reversed previously recorded share-based compensation expense totaling $0.1 million during the nine month period ended September 30, 2008.  The reversal was recorded in restructuring and other charges (See Note 8).

Note 5:  Discontinued Operations

On June 30, 2008, the Company sold substantially all of the assets and liabilities of its CED operating segment for $5.6 million and received cash payments totaling $5.1 million and a $0.5 million note receivable due in six equal monthly installments beginning July 31, 2008.   In connection with the sale of the CED, the Company has been released as the primary obligor for certain lease obligations acquired but remains secondarily liable in the event the buyer defaults.  The guarantee is provided for the term of the lease, which expires in July 2015.  The Company has recorded a reserve of $0.2 million, representing the fair value of the guarantee obligation, which is recorded in loss on sale of subsidiaries of discontinued operations in the accompanying statements of operations for the nine months ended September 30, 2008.  The maximum potential amount of future payments under the guarantee is $0.8 million.  The Company recognized a net gain on the sale of CED of approximately $1.0 million in the accompanying consolidated statements of operations for the nine months ended September 30, 2008. During the three months ended September 30, 2008, the Company recorded a total of $0.1 million of expenses related to the sale of the CED which are included in net gain on sale of CED.  The sale of CED resulted in a tax loss however, no tax benefit was recorded as the Company concluded that it would not be able to realize any tax benefit resulting from the loss.

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

The following summarizes the operating results of CED which are reported in discontinued operations in the accompanying consolidated statements of operations:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2007	2008	2007
Revenues	$6,826	$13,079	$22,148
Pre-tax (loss) income	$(6,482)	$234	$(6,199)
Income tax (benefit) expense	$(60)	$(1)	$19

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

(in thousands)	Three months ended September 30, 2007	Nine months ended September 30, 2007
Revenues	$10,360	$29,678
Pre-tax income	$431	$285
Income tax expense	$106	$80

In connection with the sale of MDG in October 2007, the Company agreed to indemnify the purchaser for certain pre-closing tax liabilities.  During the second quarter of 2008, information became available to the Company relating to certain pre-closing tax obligations of MDG.  Based on this information, the Company recorded a liability totaling $0.8 million during the second quarter of 2008.  As of September 30, 2008, based on additional information received, the Company revised its original accrual for these matters, decreasing the liability to approximately $0.6 million.

During the third quarter of 2008 the Company was informed of an additional pre-closing tax obligation relating to MDG.  As of September 30, 2008, based on all available information known to date, the Company has estimated its exposure relating to the additional pre-closing contingent tax obligation to range from $0 to $3.0 million (approximately ₤1.7 million).  As of September 30, 2008, the Company has recorded a reserve of approximately $0.8 million, which represents its best estimate of its obligation relating to this additional tax obligation.  This amount may change as additional information becomes available.

For the three and nine month periods ended September 30, 2008, the Company recorded $0.5 million and $1.3 million, respectively in loss on sale of subsidiaries of discontinued operations in the accompanying consolidated statements of operations relating to these pre-closing tax obligations of MDG.

Note 6:  Intangibles

The following table presents certain information regarding the Company’s intangible assets as of September 30, 2008 and December 31, 2007.  All identifiable intangible assets are being amortized over their useful lives, as indicated below, with no residual values.

	Weighted
	Average	Gross
	Useful Life	Carrying	Accumulated	Net
(in thousands)	(years)	Amount	Amortization	Balance
At September 30, 2008
Non-Competition agreements	4.7	$8,738	$8,730	$8
Customer relationships	9.7	12,502	11,065	1,437
Trademarks and tradenames	15.7	487	349	138
		$21,727	$20,144	$1,583
At December 31, 2007
Non-Competition agreements	4.7	$8,738	$8,652	$86
Customer relationships	9.7	12,502	10,384	2,118
Trademarks and tradenames	15.7	487	330	157

		$21,727	$19,366	$2,361

The aggregate intangible amortization expense for the nine months ended September 30, 2008 and 2007 was approximately $0.8 million and $0.9 million, respectively. Assuming no additional change in the gross carrying amount of intangible assets, the estimated intangible amortization expense for fiscal year 2008 is $0.9 million and for fiscal years 2009 to 2012 is $0.4 million, $0.4 million, $0.3 million, and $0.2 million, respectively.

Note 7: Inventories

Inventory, which consists of finished goods and component inventory, is stated at the lower of average cost or market using the first-in first-out (FIFO) inventory method.  Included in inventories at September 30, 2008 and December 31, 2007 are $2.0 million and $1.6 million of finished goods and $1.0 million and $0.9 million of components, respectively.

Note 8: Restructuring and Other Charges

During the three and nine month periods ended September 30, 2008, the Company recorded restructuring and other charges totaling $0 million and $1.7 million, respectively.  The restructuring charges consisted primarily of severance related to the resignation of the former CEO ($0.4 million), branch office closure costs ($0.3 million) and employee severance costs ($0.1 million), recorded primarily as a result of further reorganization in the Portamedic business.  Other charges consist of an early termination fee related to an agreement with the outside consultant utilized in the Company’s 2006 strategic review and totaled $0.9 million which was paid in the first quarter of 2008.

Following is a summary of the 2008 restructuring as of September 30, 2008:

(In millions)	2008		Balance at
	Charges	Payments	September 30, 2008
Severance	$0.5	$(0.4)	$0.1
Lease Obligations	0.3	(0.2)	0.1
Total	$0.8	$(0.6)	$0.2

During the year ended December 31, 2007, the Company recorded restructuring and other charges totaling $4.7 million.  The restructuring charges consisted primarily of branch office closure costs ($1.6 million) and employee severance costs ($1.3 million), recorded primarily as a result of the reorganization in the Portamedic business.  Other charges consist of the write off of business application software ($0.8 million) and legal settlements with an insurance company client and a software supplier ($1.0 million) which were paid during the nine months ended September 30, 2008.

Following is a summary of the 2007 restructuring as of September 30, 2008:

(In millions)	Balance at	2008	Balance at
	December 31, 2007	Payments	September 30, 2008
Severance	$0.5	$(0.2)	$0.3
Lease Obligations	1.0	(0.7)	0.3
Total	$1.5	$(0.9)	$0.6

During the year ended December 31, 2005, the Company recorded restructuring and other charges of $6.6 million, which included employee severance packages totaling $4.6 million, branch office closures costs of $0.6 million and the write off of certain purchased business application software totaling $1.4 million.

Following is a summary  of the 2005 restructuring as of September 30, 2008:

(In millions)	Balance at December 31, 2007	2008 Payments	Balance at September 30, 2008
Severance\Lease Obligations	$0.3	$(0.1)	$0.2

At September 30, 2008, $0.9 million of restructuring charges are recorded in accrued expenses in the accompanying consolidated balance sheet. Cash payments related to the above described restructuring charges are expected to be completed within the next twelve months, except for certain long-term severance payments and branch office closure costs of $0.1 million, which are recorded in other long-term liabilities as of September 30, 2008.

Note 9 — Revolving Credit Facility

On October 10, 2006, the Company entered into a three year Loan and Security Agreement (the “Loan and Security Agreement”) with CitiCapital Commercial Corporation (“CitiCapital”). The Loan and Security Agreement expires on October 10, 2009.  The Company is currently exploring future funding alternatives and options in anticipation of the expiration of the credit facility.  In light of the current economic conditions and illiquid credit markets, there can be no assurance that the Company will be able to obtain such funding on terms acceptable to the Company.

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

provided that in no event can the aggregate amount of the revolving credit loans and letters of credit outstanding at any time exceed $25 million.  The maximum aggregate face amount of letters of credit that may be outstanding at any time may not exceed $1 million.  The Company’s available borrowing base at September 30, 2008 was approximately $25 million.  The Company had no borrowings outstanding under this credit facility as of September 30, 2008.

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

The Company is also obligated to pay, on a monthly basis in arrears, an unused line fee (commitment fee) equal to 0.375% per annum on the difference between the maximum amount of the revolving credit facility and the average daily aggregate outstanding amount of revolving credit loans and unexpired letters of credit during the preceding month.  The Company incurred commitment fees of $0.07 million for the nine month periods ended September 30, 2008 and 2007.

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

The Loan and Security Agreement contains a covenant that restricts the Company’s ability, and that of its subsidiaries, to sell or otherwise dispose of any of its assets other than in the ordinary course of business.  In connection with the Company’s sale of CED (see Note 5), the Company obtained a waiver of this event of default from CitiCapital.

The Loan and Security Agreement also contains a financial covenant, which goes into effect when the difference between (i) the lesser of (A) the borrowing base (that is, the aggregate of the amounts described in (i) and (ii) above) and (B) the maximum amount of the revolving credit facility, and (ii) the sum of the aggregate outstanding amount of the revolving credit loans and face amount of letters of credit, is less than $10 million.  At that time, the Company must maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), on a trailing 12-month basis, of no less than 1:1.  Based on the Company’s available borrowing base as of September 30, 2008 of $25 million, the Company has $15 million of borrowing capacity under the Revolving Credit facility before the financial covenant goes into effect.

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

The Company sold its Medicals Direct Group business (the “Medicals Direct Business”) in the United Kingdom to Brangold Limited on October 9, 2007.  Under the terms of the sale agreement and related documents, the Company agreed to indemnify the purchaser for certain pre-closing tax liabilities.  On September 17, 2008, Medicals Direct Holdings Limited (“MD”), successor-in-interest to Brangold Limited, notified the Company about a potential liability  relating to VAT that the Medicals Direct Business’ Underwriting Direct division had been charging to its customers.  The amount of the potential liability ranges from $0 to $3.0 million (approximately ₤1.7 million).  As of September 30, 2008, the Company has recorded a reserve of approximately $0.8 million which represents its best estimate of its obligation relating to this tax obligation.  This amount may change as additional information becomes available. The Company intends to defend itself vigorously in connection with this liability. (See Note 5)

In the past, some state agencies have claimed that the Company improperly classified its examiners as independent contractors for purposes of state unemployment tax laws and that the Company was therefore liable for taxes in arrears, or for penalties for failure to comply with their interpretation of the laws. The Company received an adverse determination in the State of California, and as a result, converted its independent contractors to employees. There are no assurances that the Company will not be subject to similar claims in other states in the future.

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

On February 28, 2008, a physician, John McGee, M.D., filed suit in the United States District Court for the Eastern District of New York in which he alleged, among other things, that an insurance company and CED, along with other named plaintiffs, violated various laws, including the Racketeer Influenced Corrupt Organization Act, in connection with the arranging of independent medical examinations.  The Company believes the plaintiff’s claims are without merit and is defending itself vigorously in this matter.  The Company has retained liability for this litigation following the sale of substantially all of the assets and liabilities of the CED.

 On April 3, 2008 Gregory Sundahl and Jesse Sundahl, individually and on behalf of all others similarly situated, filed suit in the United States District Court for the Eastern District of New York in which they alleged, among other things, that an insurance company and the CED, along with other named plaintiffs, violated various laws, including the Racketeer Influenced Corrupt Organization Act, in connection with the arranging of independent medical examinations.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.  The Company has retained liability for this litigation following the sale of substantially all of the assets and liabilities of the CED.

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

Note 12: Income Taxes

For the three month period ended September 30, 2008, the Company recorded $0.02 million in income tax expense compared to a state tax benefit of $0.2 million for the three month period ended September 30, 2007.  For the nine month period ended September 30, 2008, the Company recorded a tax benefit $0.03 million compared to tax benefit of $0.1 million for the nine month period ended September 30, 2007.

The tax expense recorded in the three month period ended September 30, 2008 reflects certain minimum state tax liabilities that the Company incurred.  The net tax benefit recorded in the nine month period ended September 30, 2008 reflects certain minimum state tax liabilities offset by a refund of certain state income taxes.  The tax benefit recorded in the three and nine month periods ended September 30, 2007 reflects a tax benefit offset by certain minimum state tax liabilities that the Company incurred.  No federal tax benefit was recorded relating to the current year losses, as the Company continues to believe that a full valuation allowance is required on its net deferred tax assets.

No amounts were recorded for unrecognized tax benefits or for the payment of interest or penalties during the three and nine month periods ended September 30, 2008 and 2007.

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

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including, but not limited to, statements about our plans, strategies and prospects.  Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue” and variations of these words or similar expressions are intended to identify forward-looking statements.  These forward-looking statements are based on our management’s current expectations, estimates and projections.  We cannot assure you that we will achieve our plans, intentions or expectations.  Certain important factors could cause actual results to differ materially from the forward-looking statements we make in this quarterly report.  Representative examples of these factors include:

•
the financial impact on our businesses related to the recent weakening of the U.S. economy and its potentially negative impact on the market for life insurance and the financial stability of our customers;

•	customer concerns about our financial health stemming from the decline in our operating results and stock price, which may result in the loss of certain customers or a portion of their business;

•	concerns about our financial health prompting prospective customers not to engage us, or make it far more challenging for us to compete for their business;

•	our anticipated negative cash flow from operations limiting our ability to make the desired level of investment in our businesses;

•	our liquidity may be adversely affected by our inability to replace our current Revolving Credit Facility, which expires in October 2009, on terms acceptable to us.

The section of the Company’s 2007 annual report entitled “Risk Factors” discusses some of these and other important risks that may affect our business, results of operations, cash flows and financial condition.  The factors listed above and the factors described in the “Risk Factors” section and similar discussion  in our other filings with the Securities and Exchange Commission (“SEC”) are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors also could have material adverse effects on our future results.  Investors should consider these factors before deciding to make or maintain an investment in our securities.  The forward-looking statements included in this quarterly report are based on information available to us as of the date of this report.  We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Overview

On June 30, 2008, we sold substantially all of the assets and liabilities of our Claims Evaluation Division (CED).  In October 2007, we completed the sale of our United Kingdom based subsidiary, Medicals Direct Group (MDG).  Except where specific discussions of the CED and MDG are made, our discussion of our results of operations and financial condition excludes the CED and MDG for all periods presented.  The CED and MDG have been presented as discontinued operations in the accompanying consolidated financial statements.  Effective upon the sale of the CED, we operate within one reportable operating segment: The Health Information Division.  See Note 5 to our consolidated financial statements included in this quarterly report for additional information.

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

•	Underwriting Solutions – provides underwriting services to the insurance industry on an outsourced basis, without the mortality and morbidity risks.

Our Portamedic paramedical examination business accounted for 70.2% and 69.7% of  revenues for the three months ended September 30, 2008 and 2007, respectively, and 69.8% and 70.2% of revenues for the nine month periods ended September 30, 2008 and 2007, respectively.

 Highlights for the Three and Nine Month Periods Ended September 30, 2008

Financial Results for the Three Month Period Ended September 30, 2008

For the three months ended September 30, 2008, consolidated revenues totaled $47.2 million, a 4.5% decline from the corresponding prior year period.  Our gross profit totaled $11.3 million, or 24.0% for the third quarter of 2008, which represents an improvement over our gross profit of 22.0% for the third quarter of 2007.  SG&A expenses were $13.3 million in the third quarter of 2008 compared to $13.8 million in the third quarter of 2007, a decrease of approximately 4.0%.  For the third quarter of 2008, we incurred a loss from continuing operations of $2.0 million, $(0.03) per share, compared to a loss from continuing operations of $4.5 million, or $(0.07) per share in the third quarter of 2007.  Our loss from continuing operations for the third quarter of 2007 included $1.6 million of restructuring and other charges consisting primarily of $0.8 million of branch office closure and severance costs, and the $0.8 million write off of certain business application software.  There were no restructuring and other charges recorded in the third quarter of 2008.

Financial Results for the Nine Month Period Ended September 30, 2008

For the nine months ended September 30, 2008, consolidated revenues totaled $150.8 million, a 4.1% decline from the corresponding prior year period.  Our gross profit totaled $38.7 million, or 25.7% for the nine month period ended September 30, 2008, which represents an improvement over our gross profit of 23.0% for the nine month period ended September 30, 2007.  SG&A expenses were $39.9 million in the nine month period ended September 30, 2008, a decline of $1.2 million, or 3.0%, in comparison to the nine month period ended September 30, 2007.  For the nine month period ended September 30, 2008, we incurred a loss from continuing operations of $3.0 million, $(0.04) per share, compared to a loss from continuing operations of $8.2 million, or $(0.12) per share in the nine month period ended September 30, 2007.  Our loss from continuing operations for the nine month period ended September 30, 2008 included restructuring and other charges totaling $1.7 million, consisting primarily of severance related to the resignation of the previous CEO, charges related to the early termination of an agreement with outside consultants utilized in our 2006 strategic review and restructuring charges related to office closures and severance.  The loss from continuing operations for the nine month period ended September 30, 2007 included restructuring and other charges totaling $2.9 million pertaining to office closures, employee severance costs and the aforementioned software write-off.

Portamedic

In the quarter ended September 30, 2008, Portamedic revenues decreased 3.8% in comparison to the prior year period.  We continue to believe that achieving acceptable profitability levels will require top-line revenue growth, including the reversal of past revenue declines. Although we have approvals from over 90% of the insurance carriers in the marketplace, the number of paramedical examinations we complete on life insurance applicants continues to decline.  The rate of decline in the number of paramedical examinations completed by our Portamedic business was 8.4% in the third quarter of 2008 in comparison to the third quarter of the prior year.  This represents a slight decrease from the 9.2% decline experienced by Portamedic in the second quarter of 2008.  We must achieve greater success in turning carrier approvals into unit sales at the local agent, corporate and brokerage levels.  We continue to take steps to strengthen our local sales force: we are hiring more sales representatives, streamlining our sales tracking systems, improving sales training, and focusing sales incentives on increases in paramedical exams completed (i.e. unit goals).  We will continue to take advantage of cost saving opportunities as they arise, but our focus in 2008 continues to be on increasing profitable revenue.

There were approximately nine million applications for life insurance submitted in the United States in 2007. As a result, notwithstanding the rate of decline in applications submitted; we believe that the market continues to offer attractive opportunities to a company that can sell its services effectively and distinguish itself from its competitors.

We are taking the following steps to address our need for top-line revenue growth and distinguish ourselves from our competitors:
<?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />

•	On September 15, 2008, we appointed a new President of Portamedic with more than 25 years experience as a senior executive in the insurance industry.

•	We have introduced our Mature Assessment service, which assists insurance carriers in their underwriting decisions on older applicants.

•
We have introduced a new quality/imaging platform for all paramedical exam reports on a trial basis.  This platform allows us to review the accuracy and legibility of examination reports.  This new imaging platform, which we plan to extend throughout Portamedic, is expected to improve our quality of service to customers.

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

Although the number of paramedical examinations Portamedic performs continues to decline, we believe that we are the market leader in the industry.  We also believe that the steps we are taking to improve our selling ability and the quality of our services will enable us to stabilize the decline experienced in the last several years.  However, for the remainder of 2008, market conditions are expected to remain difficult for Portamedic, particularly in light of the recent weakening of the U.S. economy and its potentially negative impact on the market for life insurance and the financial stability of our customers.

Our focus in 2008 remains on increasing profitable revenue.  We have a small number of accounts where it actually costs us more than we charge to deliver our services.  While we will try to renegotiate these contracts, we may in some cases terminate the account when the applicable contractual obligations expire.  We have established a new pricing methodology to insure that all of our new contracts are profitable.  This effort to eliminate unprofitable revenue may increase the rate of decline in the number of paramedical examinations Portamedic completes each year.

Heritage Labs

Heritage Labs business consists principally of performing tests of blood, urine and/or oral fluid specimens; and the assembly and sale of kits used in the collection and transportation of such specimens to its lab facility.  In the quarter ended September 30, 2008, Heritage Labs revenues decreased 15.7% in comparison to the prior year period.  In the third quarter of 2008, approximately 62% of Heritage’s revenue came from lab testing and 38% came from the sale of specimen kits.

Since much of Heritage’s revenue originates from paramedical exam companies (including Portamedic), Heritage is affected by the same negative market trends affecting Portamedic, namely the decline in the number of life insurance applications.  In response, Heritage has taken the following steps to expand its market share and increase revenues:

•
Heritage continues to strengthen its sales force.  Earlier this year, Heritage hired an individual with significant experience in the life insurance industry to a newly-created position of VP of Sales. In addition, Heritage has hired a Medical Director to better serve our clients with lab and mortality related issues.  This reflects our strategy to deliver research and statistical analyses to improve our customers’ underwriting performance.

•
Heritage continues to expand its kit assembly business.  Heritage is an FDA-registered Class I and Class II medical device assembler.  Of the three laboratories providing testing services to the insurance industry –only Heritage is licensed to assemble kits.  In October 2008, Heritage announced the award of a contract to manufacture biospecimen kits for the National Children’s Study, a study focused on improving children’s health and led by a consortium of federal agencies.

•
In early 2008, Heritage began to market a line of self-collected finger stick test kits directly to customers, under the trade name “Appraise”.  These kits test hemoglobin A1c.  The hemoglobin A1c test is particularly important for diabetics, who must constantly monitor their hemoglobin A1c levels.  Revenues for the nine months ended September 30, 2008 were approximately $0.2 million, but are expected to increase as our distribution channels expand.  The test kits are currently available in retail locations including Wal-Mart, Rite Aid and other locations nationwide.

•	We have added incentives for Portamedic sales representatives to sell Heritage Labs services.

Looking ahead in 2008, one major challenge for Heritage Labs is the loss of a significant customer who transferred their lab testing services to a different company’s lab.  The customer expressed no dissatisfaction with Heritage in terms of quality or service.  Revenues lost from this customer in the quarter ended September 30, 2008, compared to the prior year quarter totaled $1.0 million. Heritage’s annual revenues for this customer are expected to decline by approximately $4.0 million, beginning in May 2008.

Hooper Holmes Underwriting Solutions (HHUS)

Our Underwriting Solutions business provides underwriting services (including full underwriting, simplified issue underwriting, trial application analysis and telephone interviewing services), retrieves and summarizes attending physicians’ statements (APSs), retrieves prescription histories, and performs underwriting audits.

In 2008, HHUS has continued to migrate away from their past reliance on one major customer.  Although revenues were down 10%  (or $1.0 million) for the nine month period ended September 30, 2008 in comparison to the prior year period, revenues from new HHUS customers approximated $1.8 million for the nine month period ended September 30, 2008.  HHUS currently provides underwriting services to approximately 55 companies.  For the remainder of 2008, replacing this lost revenue will remain a challenge, along with the previously noted declining number of applications for life insurance.  In response, not only is HHUS making efforts to expand its existing lines of business, it is also seeking to expand its role in the rapidly growing life settlements market.  HHUS’s role in the life settlements market is to assist the life settlement brokers and providers by gathering medical-related information on the policyholder and assigning a life expectancy rating.  At present, HHUS is a small player in this market.  We are seeking to obtain a life settlement license in the State of Florida, which we see as being important to the growth of our life settlements business.  However, HHUS is facing various regulatory challenges in connection with the application, stemming from it being part of a publicly-traded company.  HHUS is currently working with the State of Florida to resolve these issues.

Health & Wellness (H&W)

Our Health and Wellness business completed approximately 32,000 and 15,000 health screenings for the three month periods ended September 30, 2008 and 2007, respectively, and 96,000 and 38,000 for the nine month periods ended September 30, 2008 and 2007, respectively.  We currently provide our services to 24 health management companies. H&W’s services include event scheduling, provision and fulfillment of all supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges, lab coats, bandages, etc.) at screening events, event management, biometric screenings (height, weight, BMI, hip, waist, neck, pulse, blood pressure) and  blood draws via venipuncture or fingerstick, lab testing, participant and aggregate reporting, data processing and data transmission.  Heritage Labs does all of the testing on venipuncture samples we collect at health and wellness screenings.

Through a strategic partnership, H&W is also able to provide the BioSignia “Know Your Number®” suite of reporting services.  Know Your Number includes an online health risk assessment, participant report, physician report, participant letter with interventional recommendations, and an aggregate report with interventional recommendations.

We believe that the success of H&W will depend in part upon the proven success of disease management and health and wellness initiatives.  If the return on our investment in these initiatives is not sufficiently high, our Health and Wellness business may not reach its full potential.  Notwithstanding, we believe we are well positioned to capitalize on this opportunity given our unique set of assets, including our own lab (Heritage), systems and personnel and access to our network of paramedical examiners.

Discontinued Operations

On June 30, 2008, we sold substantially all of the assets and liabilities of the CED operating segment for $5.6 million and received cash payments totaling $5.1 million and a $0.5 million note receivable due in six equal monthly installments beginning July 31, 2008.  We recognized a net gain on the sale of the CED of approximately $1.0 million which was reported in loss on sale of subsidiaries of discontinued operations in the accompanying consolidated statement of operations for the nine months ended September 30, 2008.

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

In connection with the sale of MDG in October 2007, we agreed to indemnify the purchaser for certain pre-closing tax liabilities.  During the second quarter of 2008, information became available to us relating to certain pre-closing tax obligations of MDG.  Based on this information, we recorded a liability totaling $0.8 million during the second quarter of 2008.  As of September 30, 2008, based on additional information received, we revised our original accrual for these matters, decreasing the liability to approximately $0.6 million.

During the third quarter of 2008 we were informed of certain additional pre-closing tax obligations relating to MDG.  As of September 30, 2008, based on all available information known to date, we have estimated our exposure relating to the additional pre-closing contingent tax obligations to range from $0 to $3.0 million (approximately ₤1.7 million).  As of September 30, 2008, we have recorded a reserve of approximately $0.8 million, which represents our best estimate of our obligation relating to these additional tax obligations.  This amount may change as additional information becomes available.

For the three and nine month periods ended September 30, 2008, we recorded $0.5 million and $1.3 million, respectively in loss on sale of subsidiaries of discontinued operations in the accompanying consolidated statements of operations relating to these pre-closing tax obligations of MDG.

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three and nine months ended September 30, 2008 and 2007, respectively

The table below sets forth our revenue by business for the periods indicated.  Revenues for Health and Wellness for the three and nine month periods ended September 30, 2007 have been presented separately from Portamedic and Heritage Labs, to conform to the 2008 presentation.

Revenues by Component Businesses

(in thousands)	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change

Portamedic	$33,129	$34,433	-3.8%	$105,278	$110,349	-4.6%
Infolink	5,999	6,561	-8.6%	19,482	21,060	-7.5%
Heritage Labs	3,604	4,273	-15.7%	12,222	13,237	-7.7%
Health and Wellness	1,405	1,072	31.1%	4,629	2,413	91.8%
Underwriting Solutions	3,059	3,095	-1.1%	9,181	10,201	-10.0%
Total	$47,196	$49,434	-4.5%	$150,792	$157,260	-4.1%

Revenues

Consolidated revenues for the three month period ended September 30, 2008 were $47.2 million, a decline of $2.2 million or 4.5% from the corresponding period of the prior year. For the nine month period ended September 30, 2008, our consolidated revenues were $150.8 million compared to $157.3 million in the corresponding period of the prior year, a decrease of $6.5 million or 4.1%.

Portamedic

Portamedic revenues declined 3.8% for the three month period ended September 30, 2008 compared to the same period of the prior year.  For the nine month period ended September 30, 2008, revenues decreased $5.1 million compared to $110.3 million for the same period of the prior year, or 4.6%. The decline in Portamedic revenues for the three and nine month periods ended September 30, 2008, compared to the same period of the prior year reflected a combination of:

•
fewer paramedical examinations per day performed in the third quarter (403,000 in 2008, or 6,289 per day vs. 433,000 in 2007, or 6,867 per day) and in the nine month period ended September 30, (1,281,000 in 2008, or 6,672 per day vs. 1,406,000 in 2007, or 7,359 per day);  which was partially offset by;

•	higher average revenue per paramedical examination in the third quarter ($87.27 in 2008 vs. $83.82 in 2007) and in the nine month period ended September 30, ($86.52 in 2008 vs. $83.08 in 2007).

We attribute the reduction in the number of paramedical examinations performed in the three and nine month periods ended September 30, 2008 to the continued decline in life insurance application activity in the United States (as reported by the MIB Life Index) and therefore the need for fewer paramedical examinations.  In addition to the decline in the number of exams resulting from a decrease in life insurance application activity, our revenue also declined due to the consolidation/closing of certain Portamedic offices in 2007 and early 2008 due to profitability considerations.  A significant amount of Portamedic volume is derived from local agents and brokers, which has been negatively impacted by the elimination of certain offices.  The increase in the average revenue per paramedical exam is primarily attributable to the rate increase for our services instituted on January 1, 2008.

Infolink

Our Infolink business, tele-underwriting/interviewing and attending physician statement (“APS”) retrieval, the latter representing the larger of the two Infolink revenue components, decreased 8.6% to $6.0 million for the three month period ended September 30, 2008 compared to the same period of the prior year.  For the nine month period ended September 30, 2008, Infolink revenues decreased to $19.5 million from $21.1 million in the same period of the prior year, or 7.5%. The decrease in revenues is primarily due to a decrease in the number of APS units attributable to the overall decline in life insurance application activity.  During the third quarter of 2008, we completed a review of the APS workflow and pricing structure which should allow us to operate more efficiently and generate more profitable revenues.

Heritage Labs

Heritage Labs revenues for the three month period ended September 30, 2008 were $3.6 million, a decrease of $0.7 million, or 15.7% compared to the same period of the prior year.  For the nine month period ended September 30, 2008, revenues decreased to $12.2 million compared to $13.2 million for the same period of the prior year, or 7.7%.

Heritage Labs tested fewer specimens in the third quarter of 2008 compared to the same period in the prior year (151,000 vs. 180,000), and in the first nine months of 2008 compared to 2007 (518,000 vs. 566,000), respectively.  Heritage’s average revenue per specimen tested decreased in the third quarter of 2008 and increased in the nine months ended September 2008 ($16.57 vs. $16.61 and $16.61 vs. $16.19), respectively. The reduced demand for Heritage Labs services from insurance companies is partially attributable to a reduction in the number of paramedical examinations completed by the Company’s Portamedic business unit.  Approximately 80-85% of total specimens tested by Heritage originate from a Portamedic paramedical exam or a Health and Wellness encounter.  In addition, as previously disclosed, revenues were reduced in the third quarter of 2008 by approximately $1.0 million in comparison to the prior year quarter due to the loss of a significant customer who completed the transfer of their lab services to a different company’s lab during the quarter.  The increased average revenue per specimen experienced in the nine month period ended September 30, 2008, is primarily due to a change of business mix, with a greater emphasis on more complex testing.

Heritage Labs currently operates at approximately 65% of capacity.  We continue to explore business opportunities, including specimen collection kit assembly and additional opportunities in the wellness and disease management markets, to utilize the additional capacity of our laboratory.

Health and Wellness

Health and Wellness (H&W) revenues for the three month periods ended September 30, 2008 and 2007 totaled $1.4 million and $1.1 million, respectively.  For the nine month periods ended September 30, 2008 and 2007, revenues totaled $4.6 million and $2.4 million, respectively.  Our H&W business, established in 2007, completed approximately 32,000 health screenings in the third quarter of 2008, compared to approximately 15,000 completed in the comparable period of 2007.  For the first nine month periods ending September 30, 2008 and 2007, our H&W business completed approximately 96,000 and 38,000 health screenings, respectively.

Underwriting Solutions

Underwriting Solutions revenues were $3.1 million for the three month periods ended September 30, 2008 and 2007.   For the nine month period ended September 30, 2008, revenues decreased $1.0 million, or 10.0% to $9.2 million from the corresponding period of the prior year.  The decrease for the nine month period ended September 30, 2008 is primarily due to reduced revenue from one major client of approximately $2.3 million.  This client decided that in order to mitigate its risk in utilizing Underwriting Solutions as its sole outsourced underwriter, the client expanded its underwriter supplier network.  This loss of revenue was partially offset by increased revenue from new customers, as Underwriting Solutions aggressively pursued these new opportunities.

Cost of Operations

Our consolidated cost of operations amounted to $35.9 million for the third quarter of 2008, compared to $38.6 million for the three months ended September 30, 2007.  For the nine month period ended September 30, 2008, cost of operations was $112.1 million compared to $121.1 million for the nine month period ended September 30, 2007.  The following table shows the cost of operations as a percentage of revenues for certain of our component businesses:

(in thousands)	For the three months ended September 30,				For the nine months ended September 30,
		As a % of		As a % of		As a % of		As a % of
	2008	Revenues	2007	Revenues	2008	Revenues	2007	Revenues
Portamedic/Infolink/ H&W	$31,453	77.6%	$32,948	78.3%	$98,036	75.8%	$103,939	77.7%
Heritage Labs	2,381	66.1%	2,912	68.1%	7,793	63.8%	8,757	66.2%
Underwriting Solutions	2,024	66.2%	2,692	87.0%	6,247	68.0%	8,426	82.6%
Total	$35,858	76.0%	$38,552	78.0%	$112,076	74.3%	$121,122	77.0%

The decrease in the cost of operations in dollars and as a percentage of revenues for the three and nine month periods ended September 30, 2008 compared to the corresponding periods of the prior year is primarily attributable to:

•	reduced branch operating expenses resulting from branch staff reductions and the consolidation of Portamedic branch offices during 2007 and early 2008;

•      higher average revenue per Portamedic examination;

•      a lower cost of operations percentage pertaining to our Health & Wellness services, established in 2007, and

•	staffing reductions in our Underwriting Solutions business in the beginning of 2008.

We completed a strategic review in 2006 which resulted in detailed plans to implement expense management initiatives identified during the review.  Many of these initiatives were successful in reducing our cost of operations for the three and nine month periods ended September 30, 2008, such as our efforts to better align operating costs with branch office volumes while eliminating geographic overlap among our branch offices.

Selling, General and Administrative Expenses

(in thousands)	For the three months ended September 30,		(Decrease)	For the nine months ended September 30,		(Decrease)
	2008	2007	2008 vs.2007	2008	2007	2008 vs.2007
Selling, general and administrative expenses	$13,273	$13,828	$(555)	$39,937	$41,156	$(1,219)

Consolidated selling, general and administrative (SG&A) expenses for the three month period ended September 30, 2008 and nine month period ended September 30, 2008 decreased from the same periods of the prior year. As previously described, we completed a strategic review in September 2006 which included detailed implementation plans to reduce SG&A expenses.  The implementation is substantially complete and has reduced our SG&A expenses.

SG&A as a percentage of revenues totaled 28.1% and 28.0% for the three month periods ended September 30, 2008 and 2007, respectively, and 26.5% and 26.2% for the nine months ended September 30, 2008 and 2007, respectively.  SG&A expenses decreased $0.6 million to $13.3 million for the three months ended September 30, 2008 compared to $13.8 million in the same period last year.  For the nine month period ended September 30, 2008, SG&A expenses decreased to $39.9 million compared to $41.2 million in the same period of the prior year.  The decrease in SG&A for the three and nine month periods ended September 30, 2008 compared to the same periods of the prior year was primarily due to:

•
reduced health insurance costs resulting from a change in the health care benefits, a reduction in headcount and fewer employees participating in our health benefit plan totaling $1.0 million; and $2.7 million, respectively;

•	reduced audit and business tax fees totaling $0.3 million and $0.7 million, respectively; and

•	reduced stock compensation expense of $0.1 million and $0.6 million, respectively.

The decreases listed above were partially offset by the following:

•	increased costs associated with the growth in our Health and Wellness business totaling $0.4 million and $1.0 million, respectively;

•      increased incentive compensation expense totaling $0.2 million and $0.9 million, respectively;

•	increased outside legal costs totaling $0.2 million and $0.5 million, respectively; and

•	increased field examiner recruiting costs related to our efforts to attract more examiners and executive recruiting costs totaling $0.2 million and $0.3 million, respectively.

Restructuring and Other Charges

For the nine month period ended September 30, 2008, we recorded restructuring and other charges of approximately $1.7 million.  The charges are attributable to:

•	first quarter 2008 restructuring charges for employee severance and office closures totaling $0.4 million;
•	first quarter 2008 charges related to the early termination of an agreement with the outside consultant utilized in our 2006 strategic review totaling $0.9 million, and
•	first quarter 2008 severance charges related to the resignation of the former CEO of $0.4 million.

There were no restructuring and other charges recorded during the second and third quarters of 2008.

For the three and nine month periods ended September 30, 2007, we recorded restructuring and other charges of approximately $1.6 million and $2.9 million, respectively.  The charges are primarily attributable to restructuring charges for employee severance and branch office closures.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the three month period ended September 30, 2008 was $(1.9) million, or (4.1%) of consolidated revenues compared to a consolidated operating loss from continuing operations for the three month period ended September 30, 2007 of $(4.6) million, or (9.2%) of consolidated revenues.  For the nine month period ended September 30, 2008, the consolidated operating loss from continuing operations was $(2.9) million, or (1.9%) of consolidated revenues compared to an operating loss from continuing operations for the nine month period ended September 30, 2007 of $(7.9) million or (5.0%) of consolidated revenues.

Income Taxes

For the three month period ended September 30, 2008, we recorded $0.02 million in income tax expense compared to a state tax benefit of $0.2 million for the three month period ended September 30, 2007. For the nine month period ended September 30, 2008, we recorded a tax benefit of $0.03 million compared to tax benefit of $0.1 million for the nine month period ended September 30, 2007.

The tax expense recorded in the three month period ended September 30, 2008 reflects certain minimum state tax liabilities that we incurred.  The net tax benefit recorded in the nine month period ended September 30, 2008 reflects certain minimum state taxes offset by a refund of certain state income taxes.  The tax benefit recorded in the three and nine month periods ended September 30, 2007 reflects a tax benefit offset by certain minimum state taxes that we will incur.  No federal tax benefit was recorded relating to the current year losses, as we continue to believe that a full valuation allowance is required on our net deferred tax assets.

Loss from Continuing Operations

Loss from continuing operations for the three month period ended September 30, 2008 was $(2.0) million or $(0.03) per share compared to $(4.5) million or $(0.07) per share in the same period of the prior year.  Loss from continuing operations for the nine month period ended September 30, 2008 was $(3.0) million or $(0.04) per share compared to $(8.2) million or $(0.12) per share, in the same period of the prior year.

Discontinued Operations

On June 30, 2008, we sold substantially all of the assets and liabilities of the CED operating segment for $5.6 million and received cash payments totaling $5.1 million and a $0.5 million note receivable due in six equal monthly installments beginning July 31, 2008.  In connection with the sale of the CED, we have been released as the primary obligor for certain lease obligations acquired but remain secondarily liable in the event the buyer defaults.  The guarantee is provided for the term of the lease, which expires in July 2015.  We have recorded a reserve of $0.2 million, representing the fair value of the guarantee obligation, which is recorded in loss on sale of subsidiaries of discontinued operations in the accompanying statement of operations for the nine months ended September 30, 2008.  The maximum potential amount of future payments under the guarantee is $0.8 million.  We recognized a net gain on the sale of the CED of approximately $1.0 million in the accompanying consolidated statement of operations for the nine months ended September 30, 2008. During the three months ended September 30, 2008, we recorded a total of $0.1 million of expenses related to the sale of the CED which are included in net gain on sale of CED.  The sale of CED resulted in a tax loss however, no tax benefit was recorded as we concluded that we would not be able to realize any tax benefit resulting from the loss.

In connection with the sale of MDG in October 2007, we agreed to indemnify the purchaser for certain pre-closing tax liabilities.  During the second quarter of 2008, information became available to us relating to certain pre-closing tax obligations of MDG.  Based on this information, we recorded a liability totaling $0.8 million during the second quarter of 2008.  As of September 30, 2008, based on additional information received, we revised our original accrual for these matters, decreasing the liability to approximately $0.6 million.

During the third quarter of 2008 we were informed of an additional pre-closing tax obligation relating to MDG.  As of September 30, 2008, based on all available information known to date, we have estimated our exposure relating to the additional pre-closing contingent tax obligation to range from $0 to $3.0 million (approximately ₤1.7 million).  As of September 30, 2008, we have recorded a reserve of approximately $0.8 million, which represents our best estimate of our obligation relating to this additional tax obligation.  This amount may change as additional information becomes available.

For the three and nine month periods ended September 30, 2008, we recorded $0.5 million and $1.3 million, respectively in loss on sale of subsidiaries of discontinued operations in the accompanying consolidated statements of operations relating to these pre-closing tax obligations of MDG.

Income from discontinued operations for the three and nine month periods ended September 30, 2007 also includes the results of MDG which was sold in October 2007.

Net Loss

Net loss for the three month period ended September 30, 2008 was $(2.7) million or $(0.04) per share compared to $(10.6) million or $(0.16) per share for the same period of the prior year.  The net loss for the nine month period ended September 30, 2008 was $(3.1) million or $(0.05) per share compared to a net loss of $(14.2) million or $(0.21) per share for the same period of the prior year.

Liquidity and Financial Resources

Our primary sources of liquidity are our holdings of cash and cash equivalents and our $25 million revolving credit agreement with CitiCapital Commercial Corporation. At September 30, 2008 and December 31, 2007, our working capital was $21.2 million and $24.9 million, respectively and we had no borrowings outstanding under our revolving credit agreement.  Our current ratio as of September 30, 2008 and December 31, 2007 was 1.9 to 1 and 2.1 to 1, respectively.   Significant transactions affecting our cash flows for the nine month period ended September 30, 2008 include the following:

•	restructuring payments related to employee severance and branch office closure costs totaling $1.5 million;

•	payment of a legal settlement with an insurance client of $0.5 million;

•	unclaimed property payment of $1.4 million;

•	final payment towards the California lawsuit settlement (See Note 11) of $0.5 million;

•
payment of fees to an outside consultant related to cost saving opportunities identified in our 2006 strategic review, totaling $1.0 million, and a $1.3 million payment related to the early termination of an agreement with this same outside consultant, and

•	net cash received of $5.2 million in connection with the sale of CED.

Our net cash used in operating activities of continuing operations for the nine month period ended September 30, 2008 was $2.8 million.  If operating losses continue, we may be required to reduce cash reserves, increase borrowings, reduce capital spending or further restructure our operations. As of September 30, 2008, our cash and cash equivalents approximated $9.9 million.  As discussed in Note 9 to our consolidated financial statements included in this quarterly report, although we have an available borrowing base of $25.0 million under our revolving credit facility as of September 30, 2008, there is only $15.0 million of borrowing capacity under the credit facility before a financial covenant goes into effect.  The financial covenant requires us to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement with respect to the credit facility), on a trailing 12-month basis, of no less than 1:1.  It is possible that, if we continue to experience losses from operations, our borrowing capacity would be limited to $15.0 million and our liquidity adversely affected.

Furthermore, if we default, in any material respect in the performance of any covenant contained in the revolving credit facility or an event occurs or circumstance exists that has a material adverse effect on our business, operations, results of operations, properties, assets, liabilities, condition (financial or otherwise), or prospects, or on our ability to perform our obligations under the revolving credit facility, and such default or event or circumstance is not cured, CitiCapital may be able to accelerate the maturity of our then outstanding obligations.  However, as noted above, as of September 30, 2008, we have no borrowings outstanding under our revolving credit facility. Based on our anticipated level of future operations, existing cash and cash equivalents and borrowing capability under our credit agreement with CitiCapital, we believe we have sufficient funds to meet our cash needs through September 30, 2009.

As discussed in Note 9 to our consolidated financial statements included in this quarterly report, our current credit facility with CitiCapital will expire on October 10, 2009.  We are currently exploring future funding alternatives and options in anticipation of the expiration of our credit facility.  In light of the current economic conditions and illiquid credit markets, there can be no assurance that we will be able to obtain such funding on terms acceptable to us.

Cash Flows from Operating Activities

For the nine month periods ended September 30, 2008 and 2007, net cash used in operating activities of continuing operations was $2.8 million and $10.8 million, respectively.

The net cash used in operating activities of continuing operations for the nine month period ended September 30, 2008 of $2.8 million reflects a loss of $3.0 million from continuing operations, and includes non-cash charges of $3.2 million for depreciation and amortization. Changes in working capital items included:

•
an increase in accounts receivable of $2.4 million, primarily due to a reduction in Portamedic cash collections during the first nine months of 2008. Consolidated days sales outstanding (DSO), measured on a rolling 90-day basis was 55 days at September 30, 2008, compared to 46 days at December 31, 2007; and

•	a decrease in accounts payable and accrued expenses of $1.3 million.

The net cash used in operating activities of continuing operations for the nine months ended September 30, 2007 of $10.8 million reflects a loss from continuing operations of $8.2 million, and includes non-cash charges of $3.1 million for depreciation and amortization.  Changes in working capital items included:

•
an increase in accounts receivable of $5.1 million, primarily due to a reduction in Portamedic cash collections during the first nine months of 2007. Consolidated days sales outstanding (DSO), measured on a rolling 90-day basis was 58 days at September 30, 2007 compared to 45 days at December 31, 2006,

•	a decrease in accounts payable and accrued expenses of $3.4 million, and

•	a federal income tax refund in September 2007 totaling $2.5 million.

Cash Flows from Investing Activities

For the nine month periods ended September 30, 2008 and 2007, we used approximately $4.0 million and $2.4 million, respectively in net cash for investing activities of continuing operations for capital expenditures.  Net cash provided by investing activities of discontinued operations for the nine month period ended September 30, 2008, principally relates to the $5.2 million of net cash received from the sale of the CED.

Cash Flows from Financing Activities

There were no financing activities for the nine month period ended September 30, 2008.  For the nine months ended September 30, 2007, cash provided by financing activities of continuing operations was $6.6 million and related to proceeds received from the exercise of stock options of $1.6 million and net borrowings under our revolving credit facility of $5.0 million.  The net borrowing was used to fund short-term working capital needs.

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

(i)
90% of “Eligible Receivables” (as that term is defined in the loan and security agreement) of the Company and the Company’s subsidiaries providing guarantees of the indebtedness under the facility; plus

(ii)	65% of the fair market value of our corporate headquarters located in Basking Ridge, New Jersey provided that in no event can the aggregate amount of the revolving credit loans and letters of credit outstanding at any time exceed $25 million.  The maximum aggregate face amount of letters of credit that may be outstanding at any time may not exceed $1 million.  Our available borrowing base at September 30, 2008 was $25.0 million. We had no borrowings outstanding under our facility as of September 30, 2008.  CitiCapital, in its sole discretion based upon its reasonable credit judgment, may (A) establish and change reserves required against Eligible Receivables, (B) change the advance rate against Eligible Receivables or the fair market value of our corporate headquarters, and (C) impose additional restrictions to the standards of eligibility for Eligible Receivables, any of which could reduce the aggregate amount of indebtedness that may be incurred under the revolving credit facility.  In addition, the Loan and Security Agreement provides that “Events of Default” include the occurrence of any event or condition that, in CitiCapital’s judgment, could reasonably be expected to have a material adverse effect on us.  Our current credit facility with CitiCapital will expire on October 10, 2009.  We are currently exploring future funding alternatives and options in anticipation of the expiration of the credit facility.  In light of the current economic conditions and illiquid credit markets, there can be assurance we will be able to obtain such financing on terms acceptable to us.  See Note 9 to our consolidated financial statements included in this quarterly report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Share Repurchases

We did not purchase any shares of our common stock during the three and nine month periods ended September 30, 2008 and 2007.  Under the terms of the Loan and Security Agreement, we are precluded from purchasing any shares of our common stock.

Dividends

We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of the Loan and Security Agreement.

Contractual Obligations

During the third quarter of 2008, we entered into new operating leases for our Heritage Labs and Underwriting Solutions businesses.  Contractual obligations due under these leases and obligations due under an existing employment contract are as follows:

(in millions)	Operating leases	Employment Contracts	Total
2008	$-	$0.1	$0.1
2009	0.4	0.1	0.5
2010	0.5	-	0.5
2011	0.6	-	0.6
2012	0.6	-	0.6
thereafter	3.4	-	3.4
Total	$5.5	$0.2	$5.7

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There were no changes to our critical accounting policies during the three and nine month periods ended September 30, 2008.  Such policies are described in our 2007 annual report on Form 10-K.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its borrowing activities, which are described in Note 9 to the unaudited interim consolidated financial statements included in this quarterly report.  The Company’s credit facility is based on variable rates and is therefore subject to interest rate fluctuations.  Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings.  As of September 30, 2008, there were no borrowings outstanding.

Based on the Company’s market risk sensitive instruments outstanding at September 30, 2008, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

None

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

On February 28, 2008, a physician, John McGee, M.D., filed suit in the United States District Court for the Eastern District of New York in which he alleged, among other things, that an insurance company and the CED, along with other named plaintiffs, violated various laws, including the Racketeer Influenced Corrupt Organization Act, in connection with the arranging of independent medical examinations.  The Company believes the plaintiff’s claims are without merit and is defending itself vigorously in this matter.  The Company has retained liability for this litigation following the sale of substantially all of the assets and liabilities of the CED.

 On April 3, 2008 Gregory Sundahl and Jesse Sundahl, individually and on behalf of all others similarly situated, filed suit in the United States District Court for the Eastern District of New York in which they alleged, among other things, that an insurance company and the CED, along with other named plaintiffs, violated various laws, including the Racketeer Influenced Corrupt Organization Act, in connection with the arranging of independent medical examinations.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.  The Company has retained liability for this litigation following the sale of substantially all of the assets and liabilities of the CED.

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

Dated:  November 7, 2008

By: /s/ Roy H. Bubbs
Roy H. Bubbs
Chief Executive Officer and President

By: /s/ Michael J. Shea
Michael J. Shea
Senior Vice President and Chief Financial Officer