Form 10-K
period 2008-12-31
HOOPER HOLMES INC
filed 2009-03-16
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

Commission file number: 001-09972

HOOPER HOLMES, INC.
(Exact name of Registrant as specified in its charter)

New York	22-1659359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 Mt. Airy Road
Basking Ridge, NJ	07920
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 766-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($.04 par value per share)	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	*	No	☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes	*	No	☒
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
Large Accelerated Filer	*	Accelerated Filer	*	Non-Accelerated Filer	*	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes	*	No	☒
The aggregate market value of the shares of common stock held by non-affiliates of the Registrant (66,293,962 shares), based on the closing price of these shares on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) on the American Stock Exchange, was $67,619,841.

The number of shares outstanding of the Registrant’s common stock as of February 28, 2009 was 68,674,587.

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s Annual Meeting of Shareholders to be held on May 19, 2009.

FORM 10K

PART 1

In this report, the terms “Hooper Holmes,” “Company,” “we,” “us” and “our” refer to Hooper Holmes, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including, but not limited to, statements about our plans, strategies and prospects under the headings “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report.  When used in this Report, the words “expects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margins, net and operating losses, our new IT system, our new imaging platform, our expansion of managed scheduling, and the expansion of certain business units.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected.  These risks and uncertainties include, but are not limited to risks related to customer concerns about our financial health, our limited or negative cash flows, our liquidity, future claims arising from the sale of our business, declines in our business, our competitive disadvantage, our ability to successfully implement cost reduction initiatives, as well as risks discussed in Item 1A- Risk Factors, below.  Investors should consider these factors before deciding to make or maintain an investment in our securities.  The forward-looking statements included in this annual report are based on information available to us as of the date of this annual report.  We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

ITEM 1	Business

Overview

We are a publicly-traded company whose shares of common stock are listed on the NYSE Amex Exchange (AMEX).  Our corporate headquarters are located in Basking Ridge, New Jersey.

Our Company history spans over 100 years.  Over the last 40 years, our business focus has been on providing health risk assessment services, described more fully below under the caption “Description of Services.”  Effective upon the sale of the Claims Evaluation Division (CED) in June 2008, we operate within one reportable operating segment: the Health Information Division.

Our Health Information Division (HID) consists of the following lines of business:

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

•	Underwriting Solutions – provides risk management solutions and underwriting services to reinsurance companies and insurance carriers in the life, health and annuity insurance industry.

The table below provides a breakdown of our revenues by line of business for each of the three most recently completed fiscal years.  Historical financial information presented in this annual report reflects our former Claims Evaluation division (“CED”), sold in June 2008, and our United Kingdom based subsidiary, Medicals Direct Group (“MDG”), sold in October 2007, as discontinued operations.  Accordingly, except where specific discussion of MDG and/or CED is made, all financial information presented in this annual report excludes CED and MDG for all periods presented.

(in thousands)	For the Years Ended December 31,
	2008	% of Total	2007	% of Total	2006	% of Total

Portamedic	$140,720	71.0%	$148,035	71.0%	$161,494	72.1%
Infolink	24,983	12.6%	28,089	13.5%	32,098	14.3%
Heritage Labs	15,738	7.9%	17,445	8.4%	17,860	8.0%
Health & Wellness	7,587	3.8%	5,007	2.4%	-	-
Underwriting Solutions	12,092	6.1%	13,437	6.4%	15,962	7.1%
Subtotal	201,120	-	212,013	-	227,414	-
Intercompany eliminations (a)	(2,887)	-1.5%	(3,381)	-1.6%	(3,507)	-1.6%
Total	$198,233	100.0%	$208,632	100.0%	$223,907	100.0%

(a) represents intercompany sales from Heritage Labs to Portamedic

Description of Services

Portamedic

In the insurance industry, underwriting decisions are based on statistical probabilities of mortality (death) and morbidity (illness or disease), such that insurance companies generally require quantitative data reflecting an insurance applicant’s general health.  We assist insurance companies, their affiliated agents, independent agents and brokers, in gathering this data.

We perform paramedical and medical examinations of applicants for insurance, primarily life insurance, throughout the United States under the Portamedic trade name, the results of which are used by our clients in processing applications for insurance.  We provide our paramedical examination services through a network of paramedical examiners, consisting largely of phlebotomists, registered nurses, licensed practitioner nurses, emergency medical technicians (EMTs), and other medically trained professionals.  A paramedical exam typically consists of asking questions about an applicant’s medical history, taking measurements of the applicant’s height and weight, blood pressure and pulse.  Blood and urine specimens are also collected, to be tested by a laboratory – in many cases, our Heritage Labs laboratory.

When our customers require a medical examination beyond the capacity of a paramedical examiner, we contract with physicians who are licensed and in good standing and practice in the relevant specialty area.  Insurance companies have different guidelines for determining when a more complete medical examination is required and the scope of such examination.  The likelihood that an insurance company will require a more complete examination of an applicant is primarily influenced by the applicant’s age and the amount of insurance coverage he or she is seeking.  In general, insurance companies insist upon more stringent underwriting standards as the age of the applicant and amount of coverage increase.

Infolink

Under the Infolink tradename, we conduct personal health interviews over the telephone (during which we gather information about an insurance applicant’s health, as well as financial and employment history) and provide medical records collection services, including obtaining Attending Physician Statements (“APS”), for our customers.  We provide our Portamedic, tele-interview and APS services to the same customer base (large insurance companies).  The tele-interviews are conducted from our call center located in Lenexa, Kansas.

Our tele-interview services provide a number of benefits to our customers, as well as to our paramedical examiners and insurance applicants:

•
Tele-interviews tend to reduce the underwriting cycle time (i.e., the time from submission of the application to the time the insurance policy is issued).  Reducing the underwriting cycle time is critical for insurance agents and brokers, and the insurance companies they work with, because it reduces the likelihood of an applicant not pursuing the policy.

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

•
Tele-interviews enable us to gather much of the medical information needed in connection with the life insurance application process in a more time-efficient manner compared to the alternative of a paramedical examiner gathering such information while conducting a paramedical exam of an applicant.  As a result, the paramedical examiner can focus on the actual examination of an applicant, making the examination – and the entire application process – more time efficient for an applicant.

Health & Wellness

We formed our Health & Wellness business in 2007 in an effort to leverage our existing assets and services in a market that, unlike our core Portamedic paramedical examination business, is experiencing growth: the health and care management market.  See the discussion under the caption “Market Conditions and Strategic Initiatives” below.

Our Health & Wellness business conducts biometric screenings for health and care management companies including wellness companies, disease management organizations and health plans.   The results of the biometric screenings are used by our customers to measure the populations they manage, identify risks in those populations, target interventional programs, and measure the results of their health and care management programs.

Our Health & Wellness services include:

•	scheduling of individual and group screenings;

•	provision and fulfillment of needed supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges, etc.) at screening events;

•	end-to-end event management;

•
biometric screenings (e.g., height, weight, body mass index, the taking of a person’s hip, waist and neck measurements, as well as his or her pulse and blood pressure) and blood draws via venipuncture or fingerstick – all performed by certain of our paramedical examiners;

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

Approximately 75-80% of the total volumes of specimens that Heritage Labs tests in its lab are originated through the paramedical exams coordinated by our Portamedic business.  This percentage has been fairly constant over the past several years.  As a result, Heritage Labs’ business is affected by the market trends and conditions influencing our Portamedic business.  The other specimens Heritage Labs tests are generated by third-party health information service providers.

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

In addition to performing lab testing services, Heritage Labs assembles blood/urine kits, urine-only kits and oral fluid kits.  The kits are primarily sold to paramedical examination companies, including our Portamedic business, which then bill their insurance company customers for the kits they use.  Heritage Labs also assembles kits for a number of other companies.

Heritage Labs markets a line of self-collected finger stick test kits under the trade name “Appraise.”  The kits are used for the testing of, among other things, glycosylated (glycated) hemoglobin (hemoglobin A1c), which has been implicated in diabetes and damage to, or disease of, the kidneys and non-inflammatory damage to the retina of the eye.  Disease management companies use these kits to help monitor the diabetics in their populations.

Underwriting Solutions

Our Underwriting Solutions business provides risk management consultative support and underwriting services to reinsurance companies and to insurance carriers active in the life, annuity and health insurance markets.  Underwriting Solutions’ services include:

•
Full underwriting: We assess health and lifestyle data associated with a prospective insured and then make a determination about insurability and appropriate rate class consistent with the customer’s product pricing, risk tolerances and reinsurance treaties.

•
Simplified underwriting: We review information about a proposed insured’s general health to determine insurability for products having predetermined benefit limits. This service provides for limited medical and non-medical data collection when compared to fully underwritten applications.

•
PILs: Our Physicians Information Line (PIL) service comprises the use of health care professionals to conduct an in-depth interview with a proposed insured’s physician about a single disease state or multiple impairments. Insurance carriers also use PILs to assess a proposed insured’s cognitive state.

•
Impaired risk underwriting services. This service focuses on proposed insureds looking to purchase life insurance or long-term care insurance who have known health or lifestyle conditions that may make them uninsurable. We gather information, review medical records and review lab test results to assess the degree of impairment, project life expectancy and make recommendations about insurability and at what rate class. Often a report or summary is presented to one or more insurance carriers or reinsurance companies who have shown a willingness to extend coverage to consumers with the same or similar conditions as the proposed insured.

•
Telephone interviews of insurance applicants:  Our licensed insurance agents interact over the telephone with consumers predisposed to purchase insurance coverage. They help consumers select appropriate coverage, take information sufficient to complete an application and authenticate the purchase. The application goes to our underwriters for simplified underwriting. Insurance carriers rely on this service to support ongoing business development campaigns involving third-party endorsements including financial institutions and associations.

•	Underwriting audits: Underwriting Solutions conducts underwriting audits for direct writers of life insurance and reinsurance companies.

•
Product Planning. We work with insurance companies to design applications for insurance that seek information from a proposed insured commensurate with product design and pricing. Carriers look to us to validate pricing assumptions relative to risk preferences.

Market Conditions and Strategic Initiatives

Our operating results for the past several years (discussed more fully in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this annual report) reflect, in part, the challenging market conditions we have experienced in our businesses.

Portamedic

Our Portamedic business, which accounted for 71% of our total revenues in 2008, has been adversely affected by the decline in life insurance application activity in the United States. We believe this is the result of the reported shift in consumers’ preferences away from individual life insurance towards other wealth accumulation and investment products, such as annuities and mutual funds, along with the weakening U.S. economy in 2008 and its negative impact on the market for life insurance products.  We have historically relied on the MIB Life Index, the life insurance industry’s timeliest measure of application activity across the United States and Canada, to gauge the degree of the decline.  However, as discussed immediately below, there are other contributing factors.

In early 2006, we initiated a three-phase turnaround program to address the negative financial trends we have been experiencing.  In our Portamedic business, we  closed a number of our branch offices to further the objectives of the first phase of the turnaround program: expense management.  The branch offices closed were chosen based on perceived overlap in branch office territories, profitability considerations and/or management/personnel issues.  Our management assumed that the branch closures would not result in any significant loss of Portamedic unit volumes.  In fact, the closure of these branch offices resulted in a decline in unit volumes, highlighting the importance of the relationships between our branch office personnel and the insurance agents and brokers in the surrounding vicinity.  In many instances, the closure of these branch offices resulted in the agents and brokers seeking another paramedical examination company to fulfill their orders for paramedical examination and ancillary services.

In 2007, we lost the national approval of one significant insurance company customer, and experienced reduced business from other insurers.  These losses reflect the intensely competitive nature of the paramedical examination business.  Our branch office network provides us with certain competitive advantages (e.g., stronger relationships with local insurance agents and brokers, the ability to perform a paramedical exam anywhere in the United States), but it can also put us at a competitive disadvantage – for example, from a pricing standpoint – vis-à-vis those competitors whose business model relies entirely on independent contractor personnel for fulfillment of paramedical examination orders.  Portamedic’s branch office network is such that a higher proportion of our costs are fixed relative to our competitors, where a greater proportion of their costs are variable (i.e., directly linked to the level of paramedical examination volumes).  With many of our paramedical examiners working for multiple vendors, differentiating our services can be a challenge, making pricing the primary basis of competition for certain insurance companies.  As a result, we have, on occasion, entered into contracts with insurance companies that result in realizing very low – and, in a few instances, negative -  margins for our services.

To address these market conditions, we have taken (or are in the process of taking) a number of steps to better differentiate our services.  This includes:

Introduction of new services.  The Company has introduced its National Broker & General Agency service program which includes specialized training of our field sales reps to market to this specific distribution channel.  To serve these customers, we have implemented new case management services which link our ordering and imaging systems to many agency management tools.

In an effort to improve the speed, accuracy and consistency of services provided to our Portamedic/Infolink customers, we decided in December 2008 to begin the development of a new customer service order tracking IT system.  In utilizing our current IT system, we license the software and, as such, have difficulties in quickly implementing improvements and enhancements to the software.  Our new IT system is expected to eliminate these difficulties and to operate at a significantly lower cost and cash outlay relative to our existing system.

In 2007, we introduced our Mature Assessment service, targeted at the growing market for life insurance among the elderly.  This service entails asking questions during the examination process intended to test applicants’ cognitive abilities, as well as additional testing of lab specimens.

In 2008, we introduced  a new quality/imaging platform for all paramedical exam reports on a trial basis.  This platform assists us in reviewing the accuracy and legibility of examination reports.  This new imaging platform, which we plan to extend throughout Portamedic, is expected to improve our quality of service to customers.

We expect to continue to expand managed scheduling across the Portamedic business.  Currently, many of our examiners schedule their own appointments with applicants, and it may take 6 to 7 days to schedule an examination.  In those markets where we have introduced managed scheduling, we have reduced the time required to schedule an examination to as little as 3 to 4 days.

Changes in fee arrangements with our paramedical examiners.  In January 2008, we revised the fee-based arrangements we had in place with our paramedical examiners, such that examiners now get paid on the basis of a schedule of payments for each service rather than a percentage of the dollar amount of what we bill our clients for the individual orders.  We believe there are several benefits to be derived from this change.  For one, examiners can more readily understand what they will get paid.  Also, the new fee arrangements may help us reduce the level of examiner turnover, an industry-wide issue, as the fee schedule includes a tiered system under which our best examiners will get higher fees and be compensated for special skills (e.g., foreign language proficiency, being able to conduct an EKG).

Sales and Marketing

Portamedic

Our Portamedic business generally requires a two-step sales process.  First, our corporate sale representatives negotiate with the national office of a life insurance company to get on its list of approved outside risk assessment service providers.  Second, our field sales personnel must sell to the insurance company’s local agents and to the community of independent brokers and agents that sell the insurer’s products.  Success at the local level requires establishing, maintaining and nurturing relationships with the agents and brokers.  We have taken steps to coordinate localized marketing campaigns, develop on-line sales training programs for new sales personnel, and otherwise provide better support for local field sales personnel.  We also utilize a pay-for-performance program for our sales personnel, with the incentive compensation potentially payable under the program being tied solely to the development of local business.

Health & Wellness

Our Health & Wellness business markets its services to health and care management organizations, wellness companies and health plans.  We offer an end-to-end biometric screening solution that we believe offers our customers:

(1)	the ability to engage more individuals via our national network of examiners;

(2)	the ability to collect more health risk information earlier in the health and care management process; and

(3)	the ability to implement integrated screening solutions via venipucture and fingerstick blood draws and self-collection test kits.

We believe our unique set of services allows our customers to uncover risks, stratify populations, target interventional programs, and measure improvement in health.

Heritage Labs

Heritage Labs has historically relied heavily on our Portamedic sales representatives to market its lab testing services in addition to its own sales staff.  In 2008, Heritage Labs increased its sales staff by adding a Vice President of Sales with an insurance industry background, as well as a Medical Director, to improve Heritage Labs’ sales and marketing efforts.

Underwriting Solutions

In 2008, our Underwriting Solutions business was primarily marketed by one individual sales resource.  In December 2008, we appointed a new President of Underwriting Solutions with significant experience and industry knowledge in the life, health and annuity insurance and in the reinsurance markets. We expect to expand our presence in the marketplace and anticipate increasing business development resources across the country. In addition, we plan to increase market awareness through joint initiatives with leading insurance marketing organizations.

Information Technology

Information technology systems are used extensively in virtually all aspects of our business.  We have made substantial investments in our IT systems, believing that IT capability is or can be a competitive differentiator.

In an effort to improve the speed, accuracy and consistency of services provided to our Portamedic/Infolink customers, we decided in December 2008 to begin the development of a new customer service order tracking IT system.  In utilizing our current IT system, we license the software and, as such, have difficulties in quickly implementing improvements and enhancements to the software.  Our new IT system is expected to eliminate these difficulties and to operate at a significantly lower cost and cash outlay relative to our existing system.

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

Competition

Portamedic

We believe that our Portamedic business is the largest of the four national firms, as measured by market share, whose businesses encompass arranging paramedical examinations, providing specimen analysis, conducting interviews of insurance applicants and collecting medical records for life insurers.  In addition, a significant number of regional and local firms also compete in this industry.  Although we have exclusive relationships with certain of our insurance carrier customers, most customers  use two or more risk assessment service providers.  As discussed under market conditions and strategic initiatives, above, pricing is a primary basis of competition for the business of certain of these insurance carriers.

Health & Wellness

Our Health & Wellness business cites several competitive differentiators in its sales and marketing efforts, including:

•	its complete ownership of every phase of the wellness screening process, including an internal lab testing capability through Heritage Labs;

•	its ability to screen both individuals and groups of all sizes;

•	its ability to conduct screenings via venipuncture, fingerstick or self-collection blood draws;

•	its ability to conduct screenings in every jurisdiction in the United States;

•	its fulfillment capability, in the form of Heritage Labs being an FDA-approved Class I and II medical device and specimen collection kit assembler; and

•	its wellness examiner certification process through “Hooper Holmes University,” an online training program.

Our Health & Wellness business needs to continually refine and enhance its value proposition to maintain its advantage and capitalize on the evolving nature of the wellness market.

Heritage Labs

There are two other major laboratories providing testing services to the life and health industries. We estimate that Heritage Labs is the smallest of the three, measured by market share. With the smallest market share, we believe there is room to grow and capture additional market share.  Most large insurance companies tend to use more than one lab, while many small or medium-sized companies may use only a single lab.

Underwriting Solutions

There are several companies that compete with Underwriting Solutions. While competing for market share, we believe we are the only provider of full underwriting, simplified underwriting, PILs and impaired risk and related services. We believe that this gives us a competitive advantage in the market. In addition, we endeavor to maintain a qualified workforce made up of approximately 54 underwriters, four physicians, nurses and other health care professionals.  We perceive the most significant barrier to entry into the underwriting business to be the current scarcity of qualified insurance underwriters.

Governmental Regulation

The businesses within our Health Information Division, in particular, our paramedical examination, health & wellness and lab businesses, are subject to federal and state regulation.  The paramedical examiners we utilize in many instances, are subject to licensing and certification requirements and regulations with respect to the drawing of blood and needle disposal.  We are subject to federal and state regulations relating to the transportation, handling and disposal of the various specimens obtained in the course of a paramedical examination, medical examination or wellness screening.  The FDA governs certain aspects of Heritage Labs’ business, including the assembly of specimen collection kits.  In addition, certain aspects of the risk assessment services we provide may be subject to certain provisions of the Health Information Portability and Accountability Act of 1996 (“HIPAA”) relating to the privacy of protected health information.

Employees

We employ approximately 2,150 persons in our Health Information Division, including approximately 80 personnel in our corporate headquarters in Basking Ridge, New Jersey.

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

We file annual, quarterly and current reports, proxy statements and other information with the SEC.  You may read and copy any document that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding companies that file electronically with the SEC.  The SEC’s website is www.sec.gov.  We also make available, free of charge, through our website, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, the Form 3, 4 and 5 filings of our directors and executive officers, and all amendments to these reports and filings, as soon as reasonably practicable after such material is electronically filed with the SEC.

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

Customer concerns about our financial health, stemming from the decline in our operating results over the past several years and the associated drop in our stock price, may result in the loss of customers or a portion of their business.  Concerns about our financial health may also prompt prospective customers not to engage us or make it more challenging for us to compete for their business.

Limited or negative cash flow from operations in 2009 may limit our ability to make the desired level of investment in our businesses.

While we do not believe we are facing any immediate or near-term liquidity crisis, we experienced a revenue decline in 2008 and anticipate that this will continue in 2009 due to the downturn in the economy and its negative impact on our customers.  We were able to lower our cost of operations as a percentage of revenues and reduced our selling, general and administrative (SG&A) expense in 2008.  However, if we continue to experience the rates of decline in our consolidated revenues that we have experienced for the past several years, it will become increasingly difficult to generate cash from operations and invest in our businesses at optimal levels.

Our liquidity may be adversely affected by the terms of our Loan and Security Agreement.

If we experience negative cash flows from operations, we may need to borrow under our Loan and Security Agreement.  We have an available borrowing base of $15.0 million under this facility as of March 9, 2009.  The Loan and Security Agreement contains a financial covenant that requires us to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), on a trailing 12-month basis, of no less than 1.1 to 1.0 as of January 31, 2010 and as of the end of each of our fiscal quarters thereafter.  As of December 31, 2008, our fixed charge coverage ratio measured on a trailing twelve month period was 0.6 to 1.0. As such, we would fail this financial covenant and therefore we would be prohibited from further borrowings under our Loan and Security Agreement after January 31, 2010.  It is possible that, if we continue to experience losses from operations, we would not be able to borrow under our Loan and Security Agreement, and our liquidity would be adversely affected.

Future claims arising from the sale of two business units (Discontinued Operations) could negatively impact our results of operations.

We sold our Medicals Direct business in 2007 and our Claims Evaluation business in 2008.  In regard to these sales, we retained certain potential liabilities pertaining to periods prior to the sale of each unit.  For example, we have recorded a liability of approximately $1.4 million as of December 31, 2008 for certain potential tax exposures related to the MDG business.  In addition, we have recorded a liability of $0.3 million as of December 31, 2008 for a potential liability on a long-term lease for the CED business.  If additional claims are identified related to our two discontinued operations (MDG and CED) in the future, this may result in additional cost and cash payments by us which could negatively impact our results of operations and financial condition.

The lack of coverage of our stock by the financial analyst community may reduce the volume of trading in shares of our common stock and could negatively affect our stock price.

As our stock price has dropped, the financial analysts who followed our stock dropped their coverage.  The lack of analyst coverage may lead to a reduced volume of trading in shares of our common stock.  A concern about the liquidity of the market for our shares could negatively affect our stock price.

We continue to experience declines in Portamedic unit volumes.

We have experienced period-over-period declines in Portamedic unit volumes for the past several years, with the rate of decline exceeding the rate of overall market contraction, as reflected by the MIB Life Index data.  The decline in unit volumes has often exceeded our budgeted forecasts.  In February 2008, our Board appointed Roy H. Bubbs as President and Chief Executive Officer in view of his extensive background in the life insurance industry and track record of success in sales-related functions.  Mr. Bubbs has taken a number of steps to strengthen our field sales personnel, streamline our sales tracking systems, improve sales training, and focus sales incentives on increases in paramedical exams completed (i.e., unit goals).  However, we cannot be sure that these initiatives will prove sufficient to stop the decline in Portamedic unit volumes.  In fact, our continuing focus on profitable revenue may lead us to terminate certain accounts when our contractual obligations expire, resulting in an acceleration of the rate of decline in Portamedic unit volumes.

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

Prior to 2007, we experienced downward pricing pressure from our life insurance carrier customers. We attribute this pressure to their efforts to address cost items in a more rigorous manner in an attempt to maintain their profitability and level of return to their investors and other stakeholders.  In 2007 and 2008, we had some success in increasing our price levels to some extent, largely as a result of making improvements in our levels of service.  The price increases contributed to an increase in our average revenue per paramedical exam and improved operating margins.  Nonetheless, pricing represents the primary basis of competition for the business of certain insurance companies.  With our Portamedic branch office network, a higher proportion of our costs are fixed costs compared with our competitors who do not operate such a network.

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

Each of our business units derives a significant percentage of its revenues from a limited number of customers, such that a loss of some or all of the business of one or more customers over a short period of time could have a material adverse effect on our results of operations.

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

A number of circumstances could prompt our loss of one or more key customers or a substantial portion of its or their business.  For example, many organizations in the insurance industry have consolidated; if one of our customers were to be acquired by or merged into another company for whom we do not provide services, we could lose the acquired company’s business.  Additionally, we could lose one or more significant customers due to competitive pricing pressures or other reasons.

Continued weakness in the economy in general, or the financial health of the life insurance industry in particular, could have a material adverse effect on our results of operations.

We derive a significant percentage of our revenues from customers in the life insurance industry.  If the condition of the U.S. economy continues to weaken, demand for life insurance products may decline more steeply, generating less business for our Company.  If some of our life insurance company customers fail or curtail operations as a result of economic conditions in the life insurance industry, it would also generate less business for our Company.  Either event would negatively affect our cash flows from operations.

The reductions in our cost structure and capital expenditures that we plan may not succeed in offsetting the decline in revenues we are experiencing.

To offset the declines in revenues we have experienced, and expect to experience in 2009, we have taken actions to decrease our cost structure and reduce the level of capital expenditures.  If we are unable to implement these actions as quickly or completely as we plan, our cash flows from operations would be negatively affected.

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

In addition, we must continue to enhance our IT systems – potentially at substantial cost – to keep pace with our competitors’ service and product enhancements.  In December 2008, the Company decided to begin developing a new Portamedic/Infolink customer service order tracking system.  In utilizing our current IT system, we license the system software and, as such, have difficulties in getting improvements or enhancements to the software and also find that it requires significant cash outlay.  If we are not able to identify and acquire new technology resources to develop and support this new order tracking system, the competitiveness of our business could suffer.

Allegations of improper actions by our paramedical examiners or our physician practitioners could result in claims against us and/or our incurring expenses to indemnify our clients.

Allegations of improper actions by our paramedical examiners or our physician practitioners could result in claims against us, require us to indemnify our clients for any harm they may suffer, or damage our relationships with important clients.  For example, in the first quarter of 2006 a life insurance company client informed us that, after investigation, it had determined that it issued certain life insurance policies that were procured by fraudulent means employed by insurance applicants, the client’s agents, the Company’s sub-contracted examiners and others.  We have since reached an agreement under which we paid $0.5 million to the client to resolve the matter.

Allegations of our failure to provide accurate health-related risk assessment analyses of that data may result in claims against us.

Our clients rely on the accuracy of the medical data we gather on their behalf – whether derived from a Portamedic paramedical exam, an Infolink tele-interview, a Health & Wellness screening, a Heritage Labs specimen test, or our Underwriting Solutions underwriting resources – in connection with their insurance underwriting, interventional programs, patient treatment and other decisions.  As a result, we face exposure to claims that may arise or result from the decisions of our customers based on allegedly inaccurate data and/or faulty analysis of such data.  We maintain professional liability insurance and such other coverage as we believe appropriate, but such insurance may prove insufficient.  Regardless of insurance, any such claims could damage our relationships with important clients.

Our operations and reputation may be harmed if we do not adequately secure information.

Federal and state laws regulate the disclosure of specimen test results and other nonpublic medical-related personal information.  If we do not protect the confidentiality of such results in accordance with applicable laws, we could face significant liability, and/or damage to our relationship with clients.

Our classification of most of our paramedical examiners outside of the States of California, Montana and Oregon as independent contractors, rather than employees, exposes us to possible litigation and legal liability.

In the past, some state agencies have claimed that we improperly classified our examiners as independent contractors for purposes of state unemployment or workers compensation tax laws and that we were therefore liable for taxes in arrears, or for penalties for failure to comply with such state agencies’ interpretations of the laws.  In some states, our classification of examiners has been upheld and in others it has not.  However, there are no assurances that we will not be subject to similar claims in other states in the future.

Allegations of our failure to register certain securities could result in claims against us.

The issuance in 2007 of an aggregate of 81,508 shares (at an aggregate purchase price of approximately $0.2 million) pursuant to the 2004 Employee Stock Purchase Plan occurred prior to the filing with the SEC of a registration statement in respect of those shares.  As a result, the Company may have potential liability, to the purchasers of those shares, for rescission of the sale.

Our operations could be adversely affected by the effects of a natural disaster or an act of terrorism.

Our operations – in particular, that of Heritage Labs’ laboratory, would be adversely affected in the event of a natural disaster, such as a tornado or hurricane, or an act of terrorism.  While Heritage Labs has a back-up lab facility available  (also located in Kansas), and a disaster recovery plan, damage to its primary laboratory or to its available back-up lab facility could nonetheless disrupt its ability to provide its testing services, which could have a material adverse effect on its operations and business.

ITEM 1B	Unresolved Staff Comments

Not applicable.

ITEM 2	Properties

Our corporate headquarters consists of a five building complex located at 170 Mt. Airy Road, Basking Ridge, New Jersey approximately 45 miles southwest of New York City. Of approximately 53,000 total square feet of office space, we maintain our operations in approximately 45,000 square feet and the balance is leased or available for lease to several tenants.  We have pledged our corporate headquarters as collateral under our asset-based lending facility provided by TD Bank, N.A.

We lease our regional operations centers, and our approximately 100 Portamedic branch offices, with the term of such leases typically being three years.

We also lease 9,200 square feet in Allentown, PA for a business continuity and customer service operations center.

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

On January 25, 2005, one of the Company’s examiners in California filed a class-action lawsuit against the Company in the Superior Court of California, Los Angeles County, alleging violations of California’s wage and hour laws.  Following mediation on December 6, 2006, the parties reached a settlement, pursuant to which the Company agreed to pay the sum of $1.2 million to the class members in full settlement of this lawsuit.  The court granted final approval of the settlement on July 16, 2007.  Payment of $0.7 million was made on October 3, 2007, and the balance of the settlement was paid in March 2008.

In 2006, a life insurance company client informed the Company of its belief that certain life insurance policies that it issued were procured by fraudulent means employed by insurance applicants, the client’s agents, the Company’s sub-contracted examiners, and others.  On December 14, 2007, the client filed a Demand for Arbitration, in which it alleged damages in excess of $5.0 million.  The Company believed it had strong defenses to the client’s claim, but in order to avoid the time and expense of litigation, the Company agreed to pay the client $0.5 million.  The Company made this payment in May 2008.

On February 28, 2008, a physician, John McGee, M.D., filed suit in the United States District Court for the Eastern District of New York in which he alleged, among other things, that an insurance company and numerous other named and unnamed defendants including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008), violated various laws, including the Racketeer Influenced Corrupt Organization Act, in connection with the arranging of independent medical examinations.  The substance of the claim appears to be that the plaintiff physician was denied compensation for medical services allegedly rendered to persons claiming to have been injured in automobile accidents, after independent medical examinations arranged by the defendant insurance company indicated no basis for those services.  It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or the CED in particular.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.   The Company, along with the other defendants, moved to dismiss the case, and these motions are pending. The Company retained liability for this litigation following the sale of substantially all of the assets and liabilities of the CED.

On April 3, 2008, Gregory Sundahl and Jesse Sundahl, individually and on behalf of all others similarly situated, filed suit in the United States District Court for the Eastern District of New York in which they alleged, among other things, that an insurance company and numerous other named and unnamed defendants including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008), violated various laws, including the Racketeer Influenced Corrupt Organization Act, in connection with the arranging of independent medical examinations.  This suit was filed by the same lawyer that filed the McGee case described above, and contains similar allegations, but on behalf of the patients who were allegedly injured in automobile accidents whose medical services were not paid for based on the results of independent medical examinations.  It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or CED in particular.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.  The Company, along with the other defendants, moved to dismiss the case, and these motions are pending.  The Company has retained liability for this litigation following the sale of substantially all of the assets and liabilities of the CED.

We are a party to (or an indemnitor of) a number of other legal claims and actions arising in the ordinary course of our business.  We maintain various liability insurance coverages (e.g., general liability and professional liability) for such claims.  In the opinion of management, we have substantial legal defenses and or insurance coverage with respect to these pending legal matters.  Accordingly, none of these actions is expected to have a material adverse effect on our liquidity, or our consolidated financial position.

ITEM 4	Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5	Market For The Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information

Our common stock is traded on the AMEX under the symbol “HH.” Options of our common stock are also traded on the AMEX.

Common Stock Price Range

The following table shows, for the periods indicated, the high and low sales prices per share of our common stock based on published financial sources: (dollars)

	2008		2007
Quarter	High	Low	High	Low
First	1.76	0.55	4.83	3.02
Second	1.10	0.63	4.86	2.80
Third	1.69	0.93	3.35	1.80
Fourth	1.30	0.17	2.38	1.35

The following graph shows a comparison of cumulative total returns for an investment in our common stock, versus both the S&P 500 Composite Index and the Russell 2000 Index. It covers the period commencing December 31, 2003 and ending December 31, 2008. The graph assumes that the value for the investment in our common stock and in each index was $100 on December 31, 2003 and that all dividends were reinvested. This graph is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.  The Company does not believe that an appropriate, published industry or line of business index is available.

	For the years ended December 31,
	2003	2004	2005	2006	2007	2008
Hooper Holmes, Inc.	$100	$96.76	$42.66	$55.38	$28.78	$4.18
S&P 500 Composite Index	$100	$108.99	$112.26	$127.55	$132.06	$81.23
Russell 2000 Index	$100	$117.00	$120.89	$141.43	$137.55	$89.68

Holders

According to the records of our transfer agent, Registrar and Transfer Company, Cranford, NJ, as of February 15, 2009, there were 1,072 holders of record of our common stock.

Dividends

No dividends were paid in 2008, 2007 or 2006.

In 2006, our Board of Directors suspended the payment of cash dividends on the Company’s common stock.  Furthermore, we were precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our Revolving Credit Facility with CitiCapital Commercial Corporation which terminated on March 9, 2009, and continue to be precluded from declaring or making any dividend payments under our new Loan and Security Agreement with TD Bank, N.A., which was effective March 9, 2009 (See Note 8 to our consolidated financial statements).

Recent Sales of Unregistered Securities

On April 25, 2007, the Company’s shareholders approved the Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”).

On June 1, 2007, we issued an aggregate of 45,000 shares of our common stock to the eight non-employee directors who served on the Board as of June 1, 2007. On June 1, 2008, we issued 40,000 shares to the seven non-employee directors as of June 1, 2008.  These share issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) as “transactions not involving a public offering.”  No underwriter participated in these transactions, nor was any commission paid.

In the third quarter of 2007, the Company became aware that it did not file with the SEC a registration statement on Form S-8 to register the shares of its common stock issuable under either the Hooper Holmes, Inc. 2002 Stock Option Plan (the "2002 Stock Option Plan") or the Hooper Holmes, Inc. Stock Purchase Plan (2004) (the "2004 Employee Stock Purchase Plan") at the time such plans were approved by the Company’s shareholders in May 2002 and May 2003, respectively.  In 2007 the Company filed with the SEC a registration statement on Form S-8 (the "Registration Statement") covering shares that remain issuable under these plans.  In May 2007, pursuant to the 2002 Stock Option Plan, we issued 45,000 shares of common stock upon the exercise of options with an exercise price of $3.46 per share for a total consideration of approximately $0.2 million.  We believe that the acquisition of the shares upon exercise of these options was exempt from registration under Section 4(2) of the Securities Act.  No underwriter participated in these transactions, nor was any commission paid.

In March 2007, we issued an aggregate of 81,508 shares pursuant to the 2004 Employee Stock Purchase Plan at a per share purchase price of $2.70.  The aggregate purchase price of these shares was approximately $0.2 million.  The issuances of shares upon exercise of purchase rights granted under the 2004 Employee Stock Purchase Plan, which occurred prior to the filing of the Registration Statement, may not have been exempt from registration under the Securities Act and applicable state securities laws and regulations.  As a result, the Company may have potential liability to those employees (and, in some cases, now former employees) to whom the Company issued its shares upon the exercise of purchase rights granted under the plans.  The Company may also have potential liability with respect to shares issued under the 2002 Stock Option Plan if the acquisition of shares under the plan is not exempt from registration under Section 4(2) of the Securities Act.

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

We did not repurchase any shares of our common stock during the fourth quarter of our fiscal year ended December 31, 2008.

ITEM 6	Selected Financial Data

The following table of selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this annual report. The statement of operations data set forth below for each of the years in the three year periods ended December 31, 2008, and the balance sheet data as of December 31, 2008 and 2007, have been derived from, and are qualified by reference to, our consolidated financial statements appearing elsewhere in this annual report. The statement of operations data for the years ended December 31, 2005 and 2004, and the balance sheet data as of December 31, 2006, 2005 and 2004, are derived from the Company’s consolidated financial statements that are not included in this annual report.

(in thousands except for share data)	2008		2007		2006		2005		2004
Statement of operations data:
Revenues	$198,233		$208,632		$223,907		$239,657		$242,841
Operating (loss) income from continuing operations	(1,428)	(a)	(10,390)	(b)	(49,970)	(d)	(80,606)	(f)	11,309
Interest expense	3		181		138		230		174
(Loss) income from continuing operations	(1,559)		(10,506)		(79,043)		(41,089)		6,520
(Loss) income from discontinued operations	(326)	(g)	3,199	(c)	(7,048)	(e)	(55,712)	(h)	3,495
Net (loss) income	(1,885)		(7,307)		(86,091)		(96,801)		10,015

Basic and diluted earnings (loss) per share:
Continuing operations	(0.02)		(0.15)		(1.18)		(0.63)		0.10
Discontinued operations	-		0. 05		(0.11)		(0.85)		0.05
Net (loss) income	(0.03)		(0.11)		(1.29)		(1.48)		0.15
Cash dividends per share	-		-		-		$0.06		$0.06
Weighted average shares – basic and diluted	68,957,975		68,476,194		66,804,605		65,513,451		64,996,778
Balance sheet data (as of December 31):
Working capital(i)	$23,981		$24,850		$31,913		$50,600		$114,042
Total assets	59,269		66,625		85,668		162,567		275,108
Current maturities of long-term debt	-		-		-		1,000		1,000
Long-term debt, less current maturities	-		-		-		-		1,000
Total long-term debt	-		-		-		1,000		2,000
Stockholders’ equity	$40,768		$41,909		$47,969		$128,727		$227,959

(a)	Includes restructuring and other charges totaling $1.6 million.
(b)	Includes restructuring and other charges totaling $4.7 million.
(c)	Includes goodwill and intangible asset impairment charges of $5.7 million and $0.6 million, respectively, and a $9.2 million net gain on the sale of MDG.
(d)	Includes goodwill and intangible asset impairment charges of $29.9 million and $1.8 million, respectively, along with restructuring and other charges totaling $10.3 million.
(e)	Includes a goodwill impairment charge of $6.3 million and restructuring and other charges totaling $0.2 million.
(f)	Includes goodwill and intangible asset impairment charges of $76.1 million and $0.7 million, respectively, along with restructuring and other charges totaling $6.3 million.
(g)	Includes a $0.9 million net gain on the sale of the CED.
(h)	Includes goodwill and impairment charges of $39.5 million and $17.3 million, respectively, along with restructuring and other charges totaling $0.3 million.
(i)
Working capital includes the net assets and liabilities of discontinued operations for the years 2007-2004, including assets and liabilities of $6.3 million and $1.7 million in 2007, $26.8 million and $10.3 million in 2006, $30.3 million and $8.7 million in 2005, and $97.0 million and $15.5 million in 2004, respectively.

ITEM 7                                                                                                                                                                                                                                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements.  See page 4 of this annual report on Form 10-K for information regarding our use of forward-looking statements in this annual report.  This discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in Item 8 of this annual report.

Overview
As discussed in greater detail in Item 1 (“Business”), we currently engage in several lines of business that are managed as one division: the Health Information Division.

Our Health Information Division (HID) consists of the following lines of business:

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

•	Underwriting Solutions – provides risk management solutions and underwriting services to reinsurance companies and insurance carriers in the life, health and annuity insurance industry.

Our core Portamedic paramedical examination business accounted for approximately 71%, 71% and 72% of our total consolidated revenues in 2008, 2007 and 2006, respectively.

Basis of Presentation of Management’s Discussion and Analysis

On June 30, 2008, we sold substantially all of the assets and liabilities of our Claims Evaluation Division (CED), through which we provided claims evaluation services.  We completed the sale for an aggregate sales price of $5.6 million.  Upon closing the transaction, we received cash payments totaling $5.1 million and a $0.5 million note receivable due in six equal monthly installments beginning July 31, 2008.  For the year ended December 31, 2008, we recognized a net gain on the sale of approximately $0.9 million.

On October 7, 2007, we sold our United Kingdom-based subsidiary, Medicals Direct Group (MDG), through which we provided medical-related risk assessment services in the United Kingdom.  We completed the sale for an aggregate purchase price of $15.3 million.  Upon closing the transaction, we received a cash payment of $12.8 million, net of $1.2 million in closing adjustments.  In addition, we incurred $1.0 million of expenses related to the sale.  For the year ended December 31, 2007, we recognized a net gain on the sale of approximately $9.2 million.

Our decision to sell the CED and MDG was based on several factors, including their limited ability to significantly contribute to our long-term specific goals.  See Note 4 to our consolidated financial statements included in this annual report for further discussion of our sale of CED and MDG.  Except where specific discussion of CED and MDG is made, our discussion of our results of operations and financial condition excludes CED and MDG for all periods presented.

2008 Highlights and Business Outlook for 2009

Leadership Changes

On February 5, 2008, the Board of Directors appointed Roy H. Bubbs to serve as the President and CEO.  Previously, Mr. Bubbs had served as a member of the Board since being elected to the Board by the Company’s shareholders at the May 2007 annual shareholders’ meeting.

Mr. Bubbs has been in the financial services industry for 37 years.  As President of MONY Partners he created the brokerage division for the MONY Group, leading strategy, infrastructure, operations and business plan implementation.   His experience in expanding distribution channels, instituting new technology platforms and developing new product portfolios enabled MONY to generate significant growth.  Prior to joining MONY, Mr. Bubbs was Senior Vice President for Manulife, US, where his responsibilities included developing and implementing a multiple distribution channel strategy to reinvigorate insurance sales and eliminate distribution expense losses.  For the first 24 years of his career, Mr. Bubbs was with Cigna, where he served as an agent, agency manager and senior executive.  As Senior Vice President, he was responsible for half of Cigna’s career agency sales force.  He also ran the distribution and field service unit for Cigna’s Pension Division and built the Annuity Division.

In addition during 2008, the Company appointed new Presidents in two of its businesses.  Richard Whitbeck was appointed President of our Portamedic business in September 2008 and Marcus Mears was named President of our Underwriting Solutions business in December 2008.

2008 Consolidated Financial Performance

For the year ended December 31, 2008, consolidated revenues totaled $198.2 million, representing a decline of approximately 5% from the prior year.  After making progress in reducing our revenue decline during the first nine months of 2008, the trend reversed in the fourth quarter of 2008 due to revenue declines resulting from the downturn in the economy and its negative impact on the customers we serve (i.e. life insurance industry).  We expect the economic downturn to continue in 2009, along with its negative impact on our consolidated revenues.  As a result, we have taken actions to decrease our cost structure and reduce capital expenditures.  These actions include headcount reductions, wage and hiring freezes, the elimination of our 401k company match and a reduction in general operating expenses.

Although revenues declined in 2008, our gross margin improved to 25.2%, an improvement of 200 basis points over the comparable prior year period, resulting primarily from increased pricing, productivity gains and cost reductions.  In addition, we reduced our selling, general and administrative expenses to $49.8 million, representing a reduction of $4.2 million, or approximately 8% from the prior year.  As a result, our loss from continuing operations totaled $1.6 million for the year ended December 31, 2008, including restructuring and other charges of approximately $1.6 million.  This represents a significant reduction from the prior year loss from continuing operations of $10.5 million, including restructuring and other charges of approximately $4.7 million.

 Portamedic/Infolink

For the year ended December 31, 2008, Portamedic revenues decreased approximately 5% in comparison to the prior year, with Infolink revenues declining 11% compared to the prior year.  We continue to believe that achieving acceptable profitability levels will require top-line revenue growth, including the reversal of past revenue declines. Although we have approvals from over 90% of the insurance carriers in the marketplace, the number of paramedical examinations we complete on life insurance applicants continues to decline.  The rate of decline in the number of paramedical examinations completed by our Portamedic business increased to approximately 12% in the fourth quarter of 2008 compared to the corresponding period of 2007, a rate of decline that exceeded our 9% decline experienced in the first nine months of 2008.  The decline in completed examinations in the fourth quarter was primarily attributable to the economic downturn which accelerated during the quarter and its negative impact on the number of consumers seeking to purchase life insurance.    The rate of decline in completed examinations for the full year 2008 was 10% compared to 2007, and 12% for 2007 compared to 2006.  We must achieve greater success in turning carrier approvals into unit sales at the local agent, corporate and brokerage levels.  We continue to take steps to strengthen our local sales force: we are hiring more sales representatives, streamlining our sales tracking systems, improving sales training, and focusing sales incentives on increases in paramedical exams completed (i.e. unit goals).

The market for our Portamedic/Infolink services has steadily declined.  For example, according to the MIB Life Index, in 2007 there were approximately nine million applications for life insurance completed in the United States, compared to approximately 17 million applications in 1985.  Notwithstanding the rate of decline in applications submitted, we believe that the market continues to offer attractive opportunities to a company that can sell its services effectively and distinguish itself from its competitors.

We are taking the following steps to increase our marketshare and improve top-line revenue :

•	In September 2008, we appointed a new President of Portamedic with more than 25 years experience as a senior executive in the insurance industry.

•
The Company has introduced its National Broker & General Agency service program which includes specialized training of our field sales representatives to market to this specific distribution channel.  To serve these customers, we have implemented new case management services which link our ordering and imaging systems to many agency management tools.

•
We expect to continue to expand managed scheduling across the Portamedic business.  Currently, many of our examiners schedule their own appointments with applicants, and it may take 6 to 7 days to schedule an examination.  In those markets where we have introduced managed scheduling, we have reduced the time required to schedule an examination to as little as 3 to 4 days.

•
We have established a quality/imaging platform for all paramedical exam reports on a trial basis.  This platform allows us to review the accuracy and legibility of examination reports.  This imaging platform, which we plan to extend throughout Portamedic, is expected to improve our quality of service to customers.

•
In an effort to improve the speed, accuracy and consistency of services provided to our Portamedic/Infolink customers, we decided in December 2008 to begin the development of a new customer service order tracking IT system.  In utilizing our current IT system, we license the software and, as such, have difficulties in quickly implementing improvements and enhancements to the software.  Our new IT system is expected to eliminate these difficulties and is expected to operate at a significantly lower cost and cash outlay in the future relative to our existing system.  Our new customer service system is expected to cost approximately $1.1 million and is scheduled for completion in mid-2010.  As a result of the development of this new system, we have reduced the estimated useful life of our current IT system to terminate in mid-2010.  This reduction in useful life will increase depreciation expense (non-cash charge) in 2009 by approximately $2.8 million and in 2010 by approximately $0.6 million.  We believe that our investment in this new customer service system will enhance the quality of service to our customers, while improving productivity and decreasing future cash outlay.

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

Although the number of paramedical examinations Portamedic performs continues to decline, we believe that we are a market leader in the industry.  We also believe that the steps we are taking to improve our selling ability and the quality of our services will enable us to reduce the decline experienced in the last several years.  However, in 2009 market conditions are expected to remain difficult for our Portamedic/Infolink businesses, particularly in light of the weakening U.S. economy and its negative impact on the market for life insurance, along with the related impact on our customers.

Heritage Labs

The Heritage Labs business consists principally of performing tests of blood, urine and/or oral fluid specimens; and the assembly and sale of kits used in the collection and transportation of such specimens to its lab facility.  In 2008, approximately 64% of Heritage’s revenue came from lab testing and 36% came from the sale of specimen kits.

Since much of Heritage’s revenue originates from paramedical exam companies (including Portamedic), Heritage is affected by the same negative market trends affecting Portamedic, namely the decline in the number of life insurance applications.  In response, Heritage has taken the following steps to expand its market share and increase revenues:

•
Heritage continues to strengthen its sales force.  In 2008, Heritage hired an individual with significant experience in the life insurance industry to a newly-created position of VP of Sales. In addition, Heritage hired a Medical Director to better serve our clients with lab and mortality related issues.  This reflects our strategy to deliver research and statistical analyses to improve our customers’ underwriting performance.

•
Heritage continues to expand its kit assembly business.  Heritage is an FDA-registered Class I and Class II medical device assembler.  Of the three laboratories providing testing services to the insurance industry, only Heritage is licensed to assemble kits.  In October 2008, Heritage announced the award of a contract to assemble biospecimen kits for the National Children’s Study, a study focused on improving children’s health and led by a consortium of federal agencies.

•
In early 2008, Heritage began to market a line of self-collected finger stick test kits directly to customers, under the trade name “Appraise”.  These kits test hemoglobin A1c.  The hemoglobin A1c test is particularly important for diabetics, who must regularly monitor their hemoglobin A1c levels.  Heritage uses two blood testing methods for hemoglobin A1c, one for testing whole blood specimens and the other for testing dried blood spots.  Heritage is the only laboratory worldwide which has been certified by the National Glycohemoglobin Standardization Program (“NGSP”) for A1c testing using dried blood spot specimens.  Revenues for our A1c kits in 2008 approximated $0.4 million (including deferred revenue), but are expected to increase as our distribution channels expand.  The test kits are currently available in retail locations including Wal-Mart, Rite Aid and other locations nationwide.

•	In January 2009, Heritage moved their lab facilities to a new, larger location which is expected to increase productivity and enable new service/product offerings.

For the year ended December 31, 2008, Heritage Labs revenues decreased approximately 10% in comparison to the prior year.  A significant contributing factor to this decline was the loss of a significant customer in April 2008 who transferred their lab testing services to a different company’s lab.  The customer expressed no dissatisfaction with Heritage in terms of quality or service.  Revenues lost from this customer in 2008, compared to 2007, approximated $2.7 million.  Heritage made significant progress in replacing this lost revenue in 2008 and we believe that, through increased test kit sales and revenue improvements in our Portamedic business, we may begin to show growth at Heritage Labs.

Underwriting Solutions

Our Underwriting Solutions business provides underwriting services (including full underwriting, simplified issue underwriting, trial application analysis and telephone interviewing services), retrieves and summarizes attending physicians’ statements (APSs), retrieves prescription histories, and performs underwriting audits.

In 2008, Underwriting Solutions continued to migrate away from their past reliance on one major customer.  Underwriting Solutions was successful in partially offsetting much of this customer’s revenue loss, which totaled $2.7 million in 2008, with new customers and revenue growth at existing customers.  As a result, total Underwriting Solutions revenues declined $1.3 million in 2008, or approximately 10% in comparison to the prior year.  Underwriting Solutions currently provides underwriting services to approximately 58 companies. In 2009, Underwriting Solutions expects to continue its efforts to expand its existing lines of business.

In December 2008, we appointed a new President of Underwriting Solutions with over 20 years of experience and industry knowledge in the life and reinsurance markets.

Health & Wellness

Our Health and Wellness (H&W) business, established in 2007, recorded revenues of approximately $7.6 million for the year ended December 31, 2008, an increase of $2.6 million, or approximately 52%, from the prior year.  In 2008, we completed approximately 160,000 health screenings compared to 100,000 screenings in 2007.  We provided our services to 28 health management companies in 2008, up from 15 companies in 2007.  We have conducted screening events in every state in the U.S. as well as the District of Columbia and Puerto Rico.  To date, we have certified over 1,700 of the examiners in our network to be “wellness certified” examiners.

H&W’s services include event scheduling, provision and fulfillment of all supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges, lab coats, bandages, etc.) at screening events, event management, biometric screenings (height, weight, BMI, hip, waist, neck, pulse, blood pressure), blood draws via venipuncture or fingerstick, lab testing, participant and aggregate reporting, data processing and data transmission.  Heritage Labs does all of the testing on the samples we collect at health and wellness screenings.  Our key market advantages are our ability to screen both individuals and groups in every jurisdiction in the U.S. using a variety of screening methods.

  We believe that we are well-positioned to capture a significant share of the health and care management market.  However, the success of H&W will depend in part upon the proven success of health and care management and health and wellness initiatives.  If the return on investment in these initiatives is not sufficiently high, our Health and Wellness business may not reach its full potential.  Notwithstanding, in 2009 we believe we are well positioned to capitalize on this opportunity given our Company’s unique set of assets, including our own laboratory (Heritage Labs), systems and personnel and access to our network of paramedical examiners.

Key Financial and Other Metrics Monitored by Management

In our periodic reports filed with the SEC, we provide certain financial information and metrics about our businesses, and information that our management uses in evaluating our performance and financial condition.   Our objective in providing this information is to help our shareholders and investors generally understand our overall performance and assess the profitability of our businesses and our prospects for future net cash flows.

In 2008, we primarily focused on tracking our actual results relative to our forecasts and budgets, and measuring the degree of success of our efforts to align our costs with lower revenue levels.  We monitored the following metrics in 2008:

•	the number of paramedical examinations performed by Portamedic;

•	the average revenue per paramedical examination;

•	time service performance, from examination order to completion;

•	the MIB Life Index data, which represents an indicator of the level of life insurance application activity;

•	the number of health screenings completed by our Health & Wellness business;

•	the number of tele-interviewing/underwriting reports we generate;

•	the number of specimens tested by Heritage Labs;

•	the average revenue per specimen tested;

•	budget to actual performance at the branch level as well as in the aggregate; and

•	customer and product line profitability.

Certain of the above-cited metrics are discussed in the comparative discussion and analysis of our results of operations that follows.

Results of Operations

Comparative Discussion and Analysis of Results of Operations in 2008, 2007 and 2006

The table below sets forth our revenue by line of business, for the periods indicated.  Revenue for Health and Wellness for the year ended December 31, 2007 has been presented separately from Portamedic and Heritage Labs to conform to the 2008 presentation.

Revenues by Component Businesses
(in thousands)	For the Years Ended December 31,
	2008	% Change	2007	% Change	2006

Portamedic	$140,720	-4.9%	$148,035	-8.3%	$161,494
Infolink	24,983	-11.1%	28,089	-12.5%	32,098
Heritage Labs	15,738	-9.8%	17,445	-2.3%	17,860
Health & Wellness	7,587	51.5%	5,007	-	-
Underwriting Solutions	12,092	-10.0%	13,437	-15.8%	15,962
Subtotal	201,120	-	212,013	-	227,414
Intercompany eliminations (a)	(2,887)	-	(3,381)	-	(3,507)
Total	$198,233	-5.0%	$208,632	-6.8%	$223,907

(a) represents intercompany sales from Heritage Labs to Portamedic

Revenues

Consolidated revenues for the year ended December 31, 2008 were $198.2 million, a decline of $10.4 million or 5.0% from the prior year. Revenues for the year ended December 31, 2007 were $208.6 million a decline of $15.3 million or 6.8% below 2006 results. As explained in greater detail below, similar market forces influenced the revenues and operating results of our lines of business throughout the three year period ended December 31, 2008.

Portamedic

The decline in Portamedic revenues for the years ended December 31, 2008, 2007 and 2006 reflects the net impact of:

•
fewer paramedical examinations per day performed in the year ended December 31, 2008 (1,664,000 in 2008, or 6,550 per day vs. 1,842,000 in 2007, or 7,280 per day, vs. 2,083,000 in 2006, or 8,265 per day);

•	higher average revenue per paramedical examination in the year ended December 31, 2008 ($86.98 in 2008 vs. $83.27 in 2007 vs. $79.05 in 2006).

We attribute the reduction in the number of paramedical examinations and related services performed in 2008 and 2007 to the continued decline in life insurance application activity in the United States (as reported by the MIB Life Index) and its accelerated decline in the fourth quarter 2008 due to the weakening of the U.S. economy.  In addition, our revenue declined due to:

•
the consolidation/closing of certain Portamedic offices in 2007 and early 2008 due to profitability considerations.  A significant amount of Portamedic volume is derived from local agents and brokers, which has been negatively impacted by the elimination of certain offices;

The revenue decline in 2007, compared to 2006 is due to:

•	the consolidation/closing of certain Portamedic offices;

•	the loss of a customer in late 2006 due to pricing, which resulted in a revenue decline of approximately $1.8 million in 2007 compared to 2006; and

•	reduction in revenue of approximately $2.8 million from a client due to automation requirements which we could not meet within the customer specified timeframes.

Infolink

Our Infolink business, tele-underwriting/interviewing and attending physician statement (“APS”) retrieval, the latter representing the larger of the two Infolink revenue components, decreased 11.1% to $25.0 million for the full year of 2008 versus the prior year.  The decrease in revenues is primarily due to a decrease in the number of APS units of 18.2% attributable to the overall decline in life insurance activity and a decrease in the numbers of tele-interviews.  In addition, the average price per unit of an APS increased 0.8% and the average price per unit of our tele-interviewing business increased 5.4%.

Our revenues in 2007 from our Infolink business were $28.1 million, a decrease of 12.5% compared to 2006.  In addition to the overall decline in life insurance application activity, this decrease in revenues also reflects a decrease in the number of APS and tele-interviewing units attributable to the reduced number of orders received as a result of our consolidation of branch office APS’ into our centralized facility in Kansas City, KS in 2006.  Tele-interviewing units declined 15.5% during 2007 compared to the same period of the prior year, due to a significant volume reduction from one major customer.  However, the average revenue per unit increased approximately 10.9% for 2007 compared to the same period in the prior year, primarily due to a price increase instituted for certain customers.

Heritage Labs

Heritage Labs’ revenues in 2008 were $15.7 million, a decrease of $1.7 million, or 9.8%, compared to 2007.  Heritage Labs tested fewer specimens in 2008 compared to the prior year (685,000 in 2008 vs. 751,000 in 2007). Heritage Labs average revenue per specimen tested increased in 2008 ($16.45 in 2008 vs. $16.27 in 2007). The reduced demand for Heritage Labs services from insurance companies is partially attributable to a reduction in the number of paramedical examinations completed by our Portamedic business.  Approximately 75-80% of total specimens tested by Heritage originate from a Portamedic paramedical exam or a Health and Wellness encounter.  In addition, as previously disclosed, revenues were reduced in 2008 by approximately $2.7 million in comparison to the prior year due to the loss of a significant customer in April 2008, who completed the transfer of their lab services to a different company’s lab.  The increased average revenue per specimen experienced in 2008 is primarily due to a change of business mix, with a greater emphasis on more complex testing.

In early 2008, Heritage began to market a line of self-collected finger stick test kits directly under the tradename “Appraise”.  The kits are used for the testing of, among other things, glycosylated (glycated) hemoglobin (hemoglobin A1c), which has been implicated in damage to, or disease of, the kidneys, non-inflammatory damage to the retina of the eye, and diabetes. The kits are currently available in certain Walmart and Rite-Aid stores and other locations.  Revenues from our A1c kits in 2008 approximated $0.4 million (including deferred revenue).

Heritage Labs revenues in 2007 were $17.4 million, a decrease of $0.4 million, or 2.3%, compared to 2006.  Although Heritage Labs tested fewer specimens in 2007 compared to the prior year (751,000 in 2007 vs. 805,000 in 2006), Heritage’s average revenue per specimen tested increased in 2007 ($16.27 in 2007 vs. $15.08 in 2006).  The reduced demand for Heritage Labs’ services is primarily attributable to a reduction in the number of paramedical examinations completed by the Company’s Portamedic business unit.  The increased average revenue per specimen is primarily due to a change of business mix, with a greater emphasis on more complex testing.

Health and Wellness

Health and Wellness (“H&W”) revenues in 2008 were $7.6 million, an increase of $2.6 million, or 51.5%, compared to 2007.  Our Health and Wellness business, established in 2007, completed approximately 160,000 health screenings in 2008, compared to approximately 100,000 screenings completed in 2007.  We provided our services to 28 health management companies in 2008, up from 15 companies in 2007.  We have conducted screening events in every state in the U.S. as well as The District of Columbia and Puerto Rico.  To date, we have certified over 1,700 of the examiners in our network to be “wellness certified” examiners.  The increase in 2008 compared to 2007 is due to our sales and marketing efforts in 2008, as we continue to grow and develop this new business.

Underwriting Solutions

Underwriting Solutions revenues declined 10.0% in 2008 to $12.1 million compared to the prior year.  The decrease is primarily due to reduced revenue from one major client of approximately $2.7 million.  In 2006, this client decided that in order to mitigate its risk in utilizing Underwriting Solutions as its sole outsourced underwriter, the client expanded its underwriter supplier network.  This loss of revenue was partially offset by increased revenue from new and existing customers, as Underwriting Solutions aggressively pursued new opportunities.

Underwriting Solutions revenues declined 15.8% in 2007 to $13.4 million compared to prior year.  The decrease is primarily due to reduced revenue in 2007 of approximately $6.5 million from the major client discussed above.  This loss of revenue was partially offset by increased revenue from new customers of approximately $4.0 million.

Cost of Operations

Our total cost of operations amounted to $148.3 million in 2008, compared to $160.4 million in 2007 and $174.7 million in 2006.  The following table shows the cost of operations as a percentage of revenues broken down by certain lines of business.

	For the Years Ended December 31,
		As a % of		As a % of		As a % of
(in thousands)	2008	Revenues	2007	Revenues	2006	Revenues
Portamedic/ Infolink/H&W	$132,840	76.7%	$143,416	79.2%	$155,946	80.6%
Heritage	10,091	64.1%	10,207	58.5%	10,817	60.6%
Underwriting Solutions	8,307	68.7%	10,236	76.2%	11,419	71.5%
Subtotal	151,238	-	163,859	-	178,182	-
Intercompany eliminations (a)	(2,953)	-	(3,449)	-	(3,449)	-
Total	$148,285	74.8%	$160,410	76.9%	$174,733	78.0%

(a) represents intercompany cost of operations pertaining to sales from Heritage Labs to Portamedic

As previously disclosed, we completed a strategic review in 2006 which identified many initiatives targeted to reduce our cost of operations, such as our efforts to better align operating costs with branch office volumes, while eliminating geographic overlap among our branch offices.

The continued decrease in the consolidated cost of operations in absolute dollars and as a percentage of revenues for the three years ended December 31, 2008 was primarily attributable to:

•	reduced branch operating expenses resulting from branch staff reductions and the consolidations of Portamedic branch offices during 2006 and 2007 and early 2008;

•      the higher average revenue per Portamedic examination;

•      increased materials and labor costs at Heritage Labs partially offset by lower shipping costs;

•      a lower cost of operations percentage pertaining to our Health & Wellness services, established in 2007; and

•      staff reductions in our Underwriting Solutions business in the beginning of 2008.

Selling, General and Administrative Expenses

(in thousands)	For the years ended December 31,			Decrease
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Total	$49,774	$53,944	$57,084	$(4,170)	$(3,140)

As previously described, we completed a strategic review in 2006 which identified many initiatives which were expected to reduce our expenses. As reflected in the table above, consolidated selling, general and administrative (“SG&A”) expenses in 2008 were $4.2 million less than 2007 and 2007 SG&A expenses were $3.1 million less than 2006.

The reduction in 2008 SG&A expenses compared to 2007 is primarily due to:

•
reduced health insurance costs resulting from a change in the health care benefits for all employees, a reduction in headcount and fewer employees participating in our health benefit plan totaling $3.6 million;

•	reduced Regional and Area managerial salaries and related expenses and reduced employee payroll tax costs resulting from branch office consolidations in 2007 and early 2008 totaling $0.4 million;

•	reduced audit and business tax fees totaling $0.5 million; and

•	reduced incentive compensation and unused vacation accrual totaling $0.9 million.

The decreases listed above were partially offset by the following:

•	increased costs associated with the growth in our Health and Wellness business totaling $1.2 million;

•	increased depreciation expense totaling $0.5 million resulting from asset acquisitions in 2008 and a reduction in the useful lives of certain capitalized software; and

•	increased field examiner recruiting costs related to our efforts to attract more examiners and executive recruiting costs totaling $0.3 million.

 The reduction in 2007 SG&A expenses compared to 2006 is primarily due to:

•
reduced regional and area managerial salaries and related operating expenses totaling, $0.7 million, along with reduced branch depreciation charges and reduced employee payroll tax costs resulting from branch office consolidations totaling $0.5 million;

•      reduced audit, general insurance costs and business tax fees totaling $1.4 million; and

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

Impairment of Long-Lived Assets and Goodwill

Intangible Assets

Under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), long-lived assets, including amortizable intangible assets, are to be tested for impairment when impairment indicators are present.

As a result of the decline in revenues during the fourth quarter of 2008, principally due to the downturn in the economy and its negative impact on the life insurance industry in which we serve, we performed an impairment analysis of our intangible assets.  Based on our analysis, we concluded that the undiscounted cash flows expected to be generated by our intangible assets (primarily customer relationships), exceeded their carrying values.  As a result, no impairment was recorded on our intangible assets during 2008.

In the third quarter of 2007, the following events and circumstances triggered an impairment evaluation of our intangible assets and goodwill in accordance with SFAS No. 144 and SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142), respectively.

•	declining revenues and operating profits during the second and third quarters of 2007 compared to 2006 and the expectation that this decline would continue into the fourth quarter;

•	2007 quarterly and year-to-date revenues and operating income were significantly below budget and the expectation of below budget revenues and operating income continuing for the remainder of 2007;

•	continued contraction of the principal markets served by the CED; and

•	reduced revenues from three of the CED’s largest customers who expanded their vendor base resulting in fewer cases referred to the CED.

  In the third quarter of 2007 we determined that the carrying values of certain intangible assets exceeded their projected undiscounted net cash flows.  Fair values were then determined based on discounted cash flows under the relief from royalty method and indicated that an impairment of certain of our intangible assets existed.  Accordingly, in the third quarter of 2007 we recorded an impairment charge totaling $0.6 million in the CED.  The impairment charge consisted of an impairment of  tradenames and customer relationships.  Consistent with our accounting treatment of the CED as a discontinued operation, this charge is recorded in Income (loss) from discontinued operations in the consolidated statement of operations for the year ended December 31, 2007.

In the fourth quarter of 2006, we deemed it appropriate to test for impairment of our long-lived assets, since certain impairment indicators were present including:

•	a preliminary expectation that the operating loss in the fourth quarter of 2006 was going to be greater than our fourth quarter forecast;

•
the completion of our 2007 operating budget that reflected an assumption that some of the negative trends adversely affecting our results in 2006 would continue to a greater extent than our previous forecasts for 2007 and thereafter; and

•	a notification during the fourth quarter of a further decline in projected revenue for 2007 from a major customer within the Underwriting Solutions business.

Upon the completion of the intangible asset impairment test, we determined that certain intangible assets were impaired.  Accordingly, in 2006 we recorded an impairment charge totaling $1.8 million consisting of a write-off of the Underwriting Solutions tradename and write-down of Underwriting Solutions customer relationship agreements.  This charge is recorded in impairment of goodwill and intangibles in our consolidated statement of operations for the year ended December 31, 2006.

Goodwill

In 2007, we considered all of the impairment indicators previously discussed, as well as the impairment recorded on our intangibles assets and concluded that an impairment analyses of the CED goodwill was required during the third quarter of 2007.  We determined the fair values of the CED utilizing market-based methodologies.  The analysis indicated that the carrying amount of the CED exceeded its fair value.  Accordingly, under SFAS No. 142, we were required to perform the second step of the impairment testing for the CED.  This entailed adjusting the assets and liabilities of the CED to their fair market values, for purposes of comparing the implied fair value of the reporting unit’s goodwill to the carrying amount of such goodwill. The analysis indicated a goodwill impairment of $5.7 million. This amount was recorded in the third quarter of 2007. Consistent with our accounting treatment of the CED as a discontinued operation, this charge is recorded in Income (loss) of discontinued operations in the consolidated statement of operations for the year ended December 31, 2007.  The $5.7 million goodwill impairment charge represented a write-off of all remaining goodwill.

In the fourth quarter of 2006, we performed our annual goodwill impairment analysis in accordance with applicable accounting pronouncements.  We identified an impairment of goodwill totaling $29.9 million. This charge is included in impairment of goodwill and intangibles on the consolidated statement of operations for the year ended December 31, 2006.  Additionally, we identified an impairment of goodwill totaling $6.3 million pertaining to businesses which are currently classified as discontinued operations ($1.4 million for CED and $4.9 million for MDG). Consistent with our treatment of the CED and MDG as discontinued operations, these charges are in included in income (loss) of discontinued operations in the statement of operations for the year ended December 31, 2006.

Restructuring and Other Charges

For the year ended December 31, 2008, we recorded restructuring and other charges of approximately $1.6 million.  The charges are attributable to:

•	charges related to the early termination of an agreement with the outside consultant utilized in our 2006 strategic review totaling $0.9 million,
•	severance charges related to the resignation of the former CEO of $0.4 million. and
•	restructuring charges for employee severance and office closures totaling $0.3 million.

For the year ended December 31, 2007, we recorded restructuring and other charges of approximately $4.7 million.  The charges are attributable to:
•	restructuring charges for employee severance and branch office closures totaling $2.9 million;
•	the cancellation of a software development project approximating $0.8 million;
•	legal settlements with an insurance company client and a software supplier totaling $1.0 million.

For the year ended December 31, 2006, we recorded restructuring and other charges of approximately $10.3 million.  The charges are primarily attributable to:
•	restructuring charges for employee severance and branch office closures totaling $2.0 million;
•	a fee payable to outside consultants, including expenses, of $5.6 million based on the results of our 2006 strategic review;
•	a contract cancellation fee related to the early termination of a software resale agreement totaling $0.5 million;
•	legal and audit fees related to our restatement of our 2004 and 2005 financial statements of approximately $0.9 million; and
•	a litigation settlement charge of $1.2 million pertaining to a lawsuit filed against the Company alleging violations of California wage and hour laws.

Operating Loss from Continuing Operations

Our consolidated operating loss for the year ended December 31, 2008 totaled $1.4 million, compared to an operating loss of $10.4 million in the prior year.  The decrease results from lower restructuring and other charges of $3.1 million ($1.6 million vs. $4.7 million) and improved operating results of $5.9 million ($0.2 million income vs. $5.7 million loss).

Our consolidated operating loss for the year ended December 31, 2007 totaled $10.4 million, compared to an operating loss of $50.0 million in the prior year.  The decrease results from a lower impairment charge on goodwill and intangible assets of $31.7 million ($0.0 million vs. $31.7 million), lower restructuring and other charges of $5.6 million ($4.7 million vs. $10.3 million) and improved operating results of $2.2 million ($5.7 million loss vs. $7.9 million loss).

Income Taxes

      We have significant deferred tax assets attributable to tax deductible intangibles, capital loss carryforwards, and federal and state net operating loss carryforwards, which may reduce taxable income in future periods.  In 2006, we concluded that based on the decline in revenues and margin, the cumulative tax and operating losses, the lack of taxes in the carryback period, and the uncertainty surrounding the extent or timing of future taxable income, it was no longer more likely than not that we would realize the tax benefits of our deferred tax assets.  Accordingly, we recorded a full valuation allowance on our net deferred tax assets.  For the years ended December 31, 2008 and 2007, no tax benefit was recorded relating to the current year losses as we continue to believe that a full valuation allowance is required on our net deferred tax assets.

The effective tax rate for the years ended December 31, 2008, 2007 and 2006 was 1.0%, (1.0%) and 58.0%, respectively.

Discontinued Operations

On June 30, 2008, we sold substantially all of the assets and liabilities of the CED operating segment for $5.6 million and received cash payments totaling $5.1 million and a $0.5 million note receivable due in six equal monthly installments beginning July 31, 2008.  As of December 31, 2008, the balance due on the note receivable is $0.1 million.  In connection with the sale of the CED, we have been released as the primary obligor for certain lease obligations acquired but remain secondarily liable in the event the buyer defaults.  The guarantee is provided for the term of the lease, which expires in July 2015.  We recorded a reserve of $0.3 million representing the fair value of the guarantee obligation, which is recorded in loss on sale of subsidiaries of discontinued operations in the accompanying statement of operations for year ended December 31, 2008.  The maximum potential amount of future payments under the guarantee is $0.8 million.  We recognized a net gain on the sale of the CED of approximately $0.9 million in loss on sale of subsidiaries of discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2008.  The sale of CED resulted in a tax loss however, no tax benefit was recorded as we concluded that we would not be able to realize any tax benefit resulting from the loss.

In connection with the sale of MDG in October 2007, we agreed to indemnify the purchaser for certain pre-closing tax liabilities.  During 2008, information became available to us relating to certain pre-closing tax obligations of MDG.  Based on this information, we recorded a liability totaling $0.6 million for the year ended December 31, 2008.

Also during 2008, we were informed of an additional pre-closing tax obligation relating to MDG which could reach a maximum of $3.0 million.  Based on all available information known to date, we recorded a reserve of approximately $0.8 million, which represents our best estimate of our potential obligation relating to this additional tax obligation.  This amount may change as additional information becomes available.

For the year ended December 31, 2008, the Company recorded $1.4 million in loss on sale of subsidiaries of discontinued operations in the accompanying consolidated statement of operations relating to these pre-closing tax obligations of MDG.

On October 9, 2007, we completed the sale of MDG for $15.3 million.  A cash payment of $12.8 million, net of closing adjustments of $1.2 million, was received.  In addition, we incurred $1.0 million of expenses related to the sale.  Additional payments of approximately $1.2 million are to be received within 24 months of the closing.  For the year ended December 31, 2007, we recognized a net gain on the sale of approximately $9.2 million, which is reported in discontinued operations in the accompanying consolidated statement of operations.  The sale of MDG resulted in a tax loss however, no tax benefit was recorded as management determined that it would not be able to realize any tax benefit resulting from the loss.  (See Note 4)

Net Loss

Net loss for the year ended December 31, 2008 was $1.9 million or ($0.03) per share compared to a net loss of $7.3 million or ($0.11) per share in the prior year.  In 2006, we reported a net loss of $86.1 million or ($1.29) per share.

Liquidity and Financial Resources

As of and for the years ended December 31, 2008 and 2007, our primary sources of liquidity are our holdings of cash and cash equivalents and our $25 million revolving credit agreement with CitiCapital Commercial Corporation (CitiCapital). At December 31, 2008 and 2007, our working capital was $24.0 million and $24.9 million, respectively.  Our current ratio as of December 31, 2008 was 2.3 to 1, compared to 2.0 to 1 at December 31, 2007.  Significant sources and uses affecting our cash flows for the year ended December 31, 2008 include:

•	net cash received of $5.5 million in connection with the sale of the CED (see note 4 to our consolidated financial statements);

•	federal and state tax refunds totaling $0.5 million; and

•	a decrease in accounts receivable of $0.9 million.

These sources of cash were offset by the following:

•	restructuring payments related to employee severance and branch office closure costs totaling $1.7 million;

•	unclaimed property payment of $1.4 million;

•
payment of fees to an outside consultant related to cost saving opportunities identified in our 2006 strategic review, totaling $1.0 million, and a $1.3 million payment related to the early termination of an agreement with this same outside consultant;

•	final payment towards the California lawsuit settlement of $0.5 million (see note 10 to our consolidated financial statements);

•	payment of a legal settlement with an insurance client of $0.5 million; and

•	capital expenditures of $5.5 million.

For the years ended December 31, 2008, 2007 and 2006, we incurred losses from continuing operations of $1.6 million, $10.5 million and $79.0 million, respectively, which include losses from operations and impairment, restructuring and other charges.  We have managed our liquidity during this period through a series of cost reduction initiatives, sales of assets and borrowings under our $25 million revolving credit facility with CitiCapital.

At December 31, 2008, we have approximately $11.5 million in cash and cash equivalents and no outstanding debt.  Our net cash (used in) provided by operating activities of continuing operations for the years ended December 31, 2008, 2007 and 2006 were ($0.1) million, ($6.1) million and $1.7 million, respectively.

Our three year Revolving Credit Facility (the “Credit Facility”) with CitiCapital Commercial Corporation (“CitiCapital”)  was due to expire on October 10, 2009.  In the second quarter of 2008, CitiCapital notified us that they were exiting the market and that they would not extend our Credit Facility upon its expiration in October 2009.  On March 9, 2009, in connection with us entering into a three year Loan and Security Agreement with TD Bank, N.A., (TD Bank) we terminated our Credit Facility with CitiCapital.  See the 2009 Loan and Security Agreement below.

The Loan and Security Agreement with TD Bank provides us with a revolving line of credit limited to the lesser of $15 million, or 85% of eligible accounts receivable, as defined.  As of March 9, 2009, our borrowing capacity under the revolving line of credit totals $15 million.  The Loan and Security Agreement requires us to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), on a trailing 12-month basis, of no less than 1.1 to 1.0 as of January 31, 2010, and as of the end of each of our fiscal quarters thereafter.  As of December 31, 2008, our fixed charge coverage ratio measured on a trailing twelve month period was 0.6 to 1.0.  As such, we would have failed the financial covenant.

For the year ended December 31, 2008, our consolidated revenues totaled $198.2 million, representing a decline of approximately 5% from the prior year.  After making progress in slowing the revenue decline during the first nine months of 2008, the trend reversed in the fourth quarter of 2008, principally due to the downturn in the economy and its negative impact on the life insurance industry in which we serve.  In response to the declining revenues, we have taken certain actions to reduce our costs including; headcount reductions, wage and hiring freezes, and a reduction in capital expenditures and general operating expenses.

Based on our anticipated level of future revenues, the cost reduction initiatives implemented to date, along with our existing cash and cash equivalents, we believe we have sufficient funds to meet our cash needs through at least December 31, 2009.

The current challenging economic climate may lead to further reductions in revenues.  If revenues continue to decline, operating losses may continue, and we will be required to take additional actions to further reduce costs, capital spending and restructure operations.  This would also reduce our cash reserves and potentially require us to borrow under the Loan and Security Agreement with TD Bank.  However, there is no guarantee that our cost reduction actions will generate the cost savings necessary to offset declining revenues and operating profits.  If we are unsuccessful in implementing cost reductions initiatives and/or if revenues continue to decline at levels similar or worse than that experienced in the fourth quarter of 2008, we will fail the financial covenant contained in the Loan and Security Agreement and therefore would be prohibited from further borrowings under the Loan and Security Agreement after January 31, 2010.  These and other factors would adversely affect our liquidity and our ability to generate profits in the future.

Cash Flows from Operating Activities

For the years ended December 31, 2008, 2007 and 2006, net cash (used in) provided by operating activities of continuing operations was ($0.1) million, ($6.1) million and $1.7 million, respectively.

The net cash used in operating activities of continuing operations for 2008 of $0.1 million reflects a loss of $1.6 million from continuing operations, and includes, non-cash charges of $4.6 million of depreciation and amortization, $0.7 million of share-based compensation expense and a $0.4 million write-off of software. Changes in working capital items included:

•
a decrease in accounts receivable of $0.9 million, primarily due to increased Portamedic cash from increased collection efforts primarily in the fourth quarter of 2008.  Our consolidated days sales outstanding (DSO), measured on a rolling 90-day basis was 48 days at December 31, 2008, compared to 46 days at December 31, 2007 (increase in DSO is due to lower revenue in the fourth quarter of 2008 compared to the same period of the prior year).  Historically, our accounts receivable balances and our DSO are at their lowest point in December of our fiscal year as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out.  As a result, our DSO historically declines at year-end compared to other months during the year;

•	the receipt of $0.5 million in federal and state income tax refunds in 2008; and

•
a decrease in accounts payable, accrued expenses and other long-term liabilities of $6.0 million primarily related to payments to an outside consultant related to our 2006 strategic review of $2.3 million, an unclaimed property payment of $1.4 million and restructuring payments for severance and branch office closure costs of $1.7 million.

The net cash used in operating activities of continuing operations for 2007 of $6.1 million reflects a loss of $10.5 million from continuing operations, and includes, non-cash charges of $4.1 million of depreciation and amortization, $1.2 million of share-based compensation expense and a $0.8 million write-off of software. Changes in working capital items included:

•
a decrease in accounts receivable of $0.3 million, primarily due to increased Portamedic cash collections resulting from increased collection efforts primarily in the fourth quarter of 2008.  Our DSO, measured on a rolling 90-day basis was 46 days at December 31, 2007, compared to 45 days at December 31, 2006 (increase in DSO is due to lower revenue in the fourth quarter of 2007 compared to the same period of the prior year);

.
•	the receipt of $2.5 million in federal and state income tax refunds in 2007, and

•	a decrease in accounts payable, accrued expenses and other long-term liabilities of $5.1 million.

The net cash provided by operating activities of continuing operations in 2006 of $1.7 million reflects a loss from continuing operations of $79.0 million, and includes non-cash charges of $4.5 million in depreciation and amortization, goodwill and intangibles impairment charges of $31.7 million and deferred income taxes of $31.3 million. Changes in working capital items included:

•
a decrease in accounts receivable of $3.0 million, primarily as a result of increased cash collections in the fourth quarter of 2006 and decreased revenues during the fourth quarter of 2006 compared to the fourth quarter of 2005.  Our consolidated DSO, measured on a rolling 90-day basis was 45 days at December 31, 2006;

•	an increase in accounts payable, accrued expenses and other long-term liabilities of $6.7 million, primarily due to higher accruals for restructuring and special charges; and

•
a decrease in income tax receivable of $2.6 million reflecting tax refunds received in 2006 totaling $5.4 million, partially offset by income tax receivables recorded relating to our operating loss in 2006 and state income tax overpayments.

Cash Flows used in Investing Activities

For the year ended December 31, 2008, we used $5.5 million in net cash for investing activities of continuing operations for capital expenditures, primarily relating to upgrading our branch operating system software, the development of a new Health & Wellness billing system, and the purchase of IT hardware.  Net cash provided by investing activities of discontinued operations during 2008 was $5.5 million, due primarily to the net cash received from the sale of CED in June 2008.

For the year ended December 31, 2007, we used $4.2 million in net cash for investing activities of continuing operations for capital expenditures.  Net cash provided by investing activities of discontinued operations during 2007 was $11.8 million, due to the net cash received from the sale of MDG in October 2007.

In 2006, we used $5.5 million in net cash for investing activities of continuing operations, as follows:

•	we made required performance related payments related to prior year acquisitions totaling $0.9 million; and

•	we invested $5.0 million in capital expenditures.

Net cash used for investing activities of discontinued operations in 2006 consisted of the acquisition of Doctors Direct by MDG for $1.1 million and capital expenditures of $1.2 million.

Cash Flows used in Financing Activities

For the year ended December 31, 2008, there was no cash used in or provided by financing activities.

For the year ended December 31, 2007, cash provided by financing activities of continuing operations was $1.6 million related to proceeds received from the exercise of stock options and the employee stock purchase plan.  Net borrowings during the year were $0.

In 2006, we used $0.4 million in net cash for financing activities of continuing operations, as follows:

•	we made our final debt repayment of $1.0 million in satisfaction of the outstanding balance under our prior revolving credit loan;

•	we made our final payments of $2.8 million for the seller financed debt agreements established for the acquisitions of Heritage Labs, LLC; and

•	offsetting these payments, we received $3.7 million in proceeds from stock option exercises.

Our Credit Facilities

2006 Revolving Credit Facility

As of and for the year ended December 31, 2008, we had a three year Revolving Credit Facility (the “Credit Facility”) with CitiCapital Commercial Corporation (“CitiCapital”).  The Credit Facility was due to expire on October 10, 2009.  In the second quarter of 2008, CitiCapital notified us that they were exiting the market and that they would not extend our Credit Facility upon its expiration in October 2009.  On March 9, 2009, in connection with us entering into the Loan and Security Agreement with TD Bank, N.A., we terminated our Credit Facility with CitiCapital.  See the 2009 Loan and Security Agreement below.

The Credit Facility provided us with a senior secured revolving credit facility, the proceeds of which were to be used for general working capital purposes.  Under the terms of the Credit Facility, CitiCapital agreed to make revolving credit loans to us in an aggregate principal at any one time outstanding which, when combined with the aggregate undrawn amount of all unexpired letters of credit, did not exceed:

(i)	90% of “Eligible Receivables” (as that term is defined in the Credit Facility); plus

(ii)	65% of the fair market value of our corporate headquarters located in Basking Ridge, New Jersey -

provided that in no event could the aggregate amount of the revolving credit loans and letters of credit outstanding at any time exceed $25 million.  The maximum aggregate face amount of letters of credit that could be outstanding at any time could not exceed $1 million.  Our available borrowing base under the Credit Facility at December 31, 2008 was approximately $25.0 million.  We had no borrowings outstanding under this Credit Facility as of December 31, 2008.

Borrowings under the Credit Facility were either LIBOR rate advances or base rate advances, with the applicable interest rate being the LIBOR rate plus 1.75% or the rate of interest publicly announced from time to time by Citibank, N.A. as its base rate, respectively.  Interest was payable monthly in arrears.

We were also obligated to pay, on a monthly basis in arrears, an unused line fee (commitment fee) equal to 0.375% per annum on the difference between the maximum amount of the Credit Facility and the average daily aggregate outstanding amount of revolving credit loans and unexpired letters of credit during the preceding month.  We incurred commitment fees of $0.1 million, $0.08 million and $0.05 million in 2008, 2007 and 2006, respectively.

The Credit Facility loans were payable in full, together with all accrued and unpaid interest, on the earlier of October 10, 2009 or the date of termination of the loan commitments, termination being one of the actions CitiCapital may take upon the occurrence of an event of default.  We could prepay any revolving credit loan, in whole or in part.  We could also terminate the Credit Facility, provided that on the date of such termination all of our obligations were paid in full.

As security for our payment and other obligations under the Credit Facility, we granted CitiCapital a lien on and security interest in all of our property, including its receivables (which, together with the receivables of the subsidiary guarantors that become Eligible Receivables, were subject to a lockbox account arrangement), equipment, inventory and real estate owned and used by the Company as its corporate headquarters.  In addition, the obligations were secured under the terms of security agreements and guarantees provided by the subsidiary guarantors.  Guarantees were provided by all of our direct subsidiaries.

The Credit Facility contained covenants that, among other things, restricted our ability, and that of our subsidiaries, to:

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

We obtained CitiCapital’s consent in connection with the sale of substantially all of the CED assets and the sale of MDG. (See Note 4)

The Credit Facility also contained a financial covenant, which went into effect when the difference between (i) the lesser of (A) the borrowing base (that is, the aggregate of the amounts described in (i) and (ii) above) and (B) the maximum amount of the revolving credit facility, and (ii) the sum of the aggregate outstanding amount of the revolving credit loans and face amount of letters of credit, is less than $10 million.  At that time, we must maintain a fixed charge coverage ratio (as defined in the Credit Facility), on a trailing 12-month basis, of no less than 1.0 to 1.0.  As of December 31, 2008, our fixed charge coverage ratio measured on a trailing twelve month period was 0.6 to 1.0.  Accordingly, as of December 31, 2008 we failed this financial covenant and therefore our borrowing capacity under the revolving credit facility was limited to $15.0 million.

2009 Loan and Security Agreement

On March 9, 2009, we entered into a three year Loan and Security Agreement (the “Loan and Security Agreement”) with TD Bank, N.A. (“TD Bank”) which expires on March 8, 2012.

The Loan and Security Agreement provides us with a revolving line of credit, the proceeds of which are to be used for general working capital purposes.  Under the terms of the Loan and Security Agreement, TD Bank has agreed to make revolving credit loans to us in an aggregate principal at any one time outstanding which, when combined with the aggregate undrawn amount of all unexpired letters of credit, does not exceed 85% of “Eligible Receivables” (as that term is defined in the Loan and Security Agreement), provided that in no event can the aggregate amount of the revolving credit loans and letters of credit outstanding at any time exceed $15 million.  The maximum aggregate face amount of letters of credit that may be outstanding at any time may not exceed $1.5 million.

TD Bank, in its sole discretion based upon its reasonable credit judgment, may (A) establish and change reserves required against Eligible Receivables, (B) change the advance rate against Eligible Receivables or the fair market value of our corporate headquarters, and (C) impose additional restrictions to the standards of eligibility for Eligible Receivables, any of which could reduce the aggregate amount of indebtedness that may be incurred under the Loan and Security Agreement.

Borrowings of revolving credit loans shall take the form of LIBOR rate advances with the applicable interest rate being the greater of 1% per annum or the LIBOR rate, plus 3.5%.

In connection with the Loan and Security Agreement we paid closing fees of $0.2 million to the lender.  We are also obligated to pay, on a monthly basis in arrears, an unused line fee (usage fee) equal to 1% per annum on the difference between $15 million and the average outstanding principal balance of cash advances under the revolving credit line and the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.  In addition, we are required to pay an annual loan fee of $0.1 million.

As security for our full and timely payment and other obligations under the Loan and Security Agreement, we have granted TD Bank a security interest in all of our existing and after-acquired property and of our subsidiary guarantors, including our receivables (which are subject to a lockbox account arrangement), inventory and equipment.  As further security, we have granted TD Bank a mortgage lien encumbering our corporate headquarters.  In addition, the obligations are secured under the terms of security agreements and guarantees provided by all of our subsidiaries.  The aforementioned security interest and mortgage lien represents the (“Collateral”).

The Loan and Security Agreement contains covenants that, among other things, restrict our ability, and that of our subsidiaries, to:

•	pay any dividends or distributions on, or purchase, redeem or retire any shares of any class of its capital stock or other equity interests;

•	incur additional indebtedness;

•	sell or otherwise dispose of any of its assets, other than in the ordinary course of business;

•	create liens on its assets;

•	enter into any sale and leaseback transactions; and

•	enter into transactions with any of its affiliates on other than an arm’s-length or no less favorable basis.

The Loan and Security Agreement also contains a financial covenant, which requires us to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of January 31, 2010, and as of the end of each of our fiscal quarters thereafter.  As of December 31, 2008, our fixed charge coverage ratio measured on a trailing twelve month period was 0.6 to 1.0.

The failure by us or any subsidiary guarantor to comply with any of the covenants or the breach of any of our or their representations and warranties, contained in the Loan and Security Agreement, constitutes an event of default under the agreement.  In addition, the Loan and Security Agreement provides that “Events of Default” include the occurrence or failure of any event or condition that, in TD Bank’s sole judgment, could have a material adverse effect (i) on the business, operations, assets, management, liabilities or condition of the Company, (ii) in the value of or the perfection or priority of TD Bank’s lien upon the Collateral, or (iii) in the ability of us and our subsidiary guarantors to perform under the Loan and Security Agreement.

The revolving credit loans are payable in full, together with all accrued and unpaid interest, on the earlier of March 8, 2012 or the date of termination of the loan commitments, termination being one of the actions TD Bank may take upon the occurrence of an event of default.  We may prepay any revolving credit loan, in whole or in part.  We may also terminate the Loan and Security Agreement, provided that on the date of such termination all of our obligations are paid in full.  We will be required to pay an early termination fee equal to $0.3 million if the termination occurs prior to the first anniversary of the date of the parties’ execution of the Loan and Security Agreement, $0.2 million if termination occurs after the first anniversary but prior to the second anniversary, and $0.1 million if termination occurs after the second anniversary, but prior to the Loan and Security Agreement expiration date.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchases

We did not purchase any shares of our common stock during 2008, 2007 or 2006.  Under the terms of the 2006 Revolving Credit Facility and the Loan and Security Agreement, we are prohibited from purchasing any shares of our common stock.

Dividends

No dividends were paid in 2008, 2007 or 2006.  We were precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of the 2006 Revolving Credit Facility and continue to be precluded under our new Loan and Security Agreement with TD Bank, N.A.

Contractual Obligations

The following table sets forth our schedule of contractual obligations at December 31, 2008, including future minimum lease payments under non-cancelable operating leases, employment contract payments and other contractual obligations, comprised of 2009 and 2010 software license fees.

(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$25,382	$5,054	$7,445	$5,475	$7,408
Employment Contracts	690	561	129	-	-
Software License Fees	800	400	400	-	-
Total	$26,872	$6,015	$7,974	$5,475	$7,408

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

Revenue Recognition

Revenue is recognized for paramedical and medical examinations when the examination of the insurance policy applicant is completed. Revenues generated from medical record collection, laboratory testing, fingerstick test kits, and other services are recognized when the related service is completed. In all cases, there must be evidence of an agreement with the customer, the sales price must be fixed or determinable, delivery of services must occur and collectibility must be reasonably assured.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for (i) estimated losses resulting from the inability of our customers to make required payments, and (ii) amounts that customers may deduct from their remittances to the Company for billed items not in compliance with customer specifications.  Management regularly assesses the financial condition of our customers, the markets in which these customers participate as well as historical trends relating to customer deductions and adjusts the allowance for doubtful accounts based on this review.  If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, our ability to collect on accounts receivable could be negatively impacted, in which case additional allowances may be required.

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

As discussed in the Results of Operations, due to the decline in revenues during the fourth quarter of 2008, principally due to the downturn in the economy and its negative impact on the life insurance industry in which we serve, we performed an impairment analysis of our intangible assets.  Based on the analysis, we concluded that the undiscounted cash flows expected to be generated by our intangible assets (primarily customer relationships), exceeded their carrying values.  As a result, no impairment was recorded on our intangible assets during 2008.

In addition, there were several events and circumstances that constituted impairment indicators in the third quarter of 2007.  Accordingly, we initiated an impairment analysis of our long-lived assets and determined that the carrying values of certain long-lived assets exceeded their projected undiscounted net cash flows.  The fair values were determined based on discounted cash flows under the relief from royalty method and indicated that an impairment of certain of our intangible assets existed.  Accordingly, during the third quarter of 2007 we recorded an impairment charge totaling $0.6 million.  The impairment charge consisted of an impairment of the CED intangible assets (e.g., customer relationships and trade names) and, consistent with our accounting treatment of the CED as a discontinued operation, this charge is recorded in Income (loss) from discontinued operations in our consolidated statement of operations for the year ended December 31, 2007.

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

We assess the realization of our deferred tax assets to determine whether an income tax valuation allowance is required.  In 2006 the Company concluded that based on the decline in revenues and margin, the cumulative tax and operating losses, the lack of taxes in the carryback period, and the uncertainty surrounding the extent or timing of future taxable income, it was no longer more likely than not that it would realize the tax benefits of its deferred tax assets.  Accordingly, the Company recorded a full valuation allowance on its net deferred tax assets in 2006.  For the years ended December 31, 2008, 2007 and 2006, no tax benefit was recorded relating to the current year losses as we continue to believe that a full valuation allowance is required on our net deferred tax assets.

Share-Based Compensation

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurement.  SFAS 157 was effective January 1, 2008, except for certain provisions which have been deferred until 2009. The impact of the adoption of SFAS 157 was not material to our consolidated financial statements and the adoption of the items deferred until fiscal 2009 is not expected to be material.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R).  SFAS 141R significantly changes the way companies account for business combinations and generally will require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value.  Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business.  SFAS 141R also requires, among other things, acquirers to estimate the acquisition date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings.  In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements,’’ an Amendment of ARB 51 (SFAS 160).  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure on the face of the consolidated statement of operations the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FASB FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1).  The FSP addresses whether awards granted in share-based payment transactions are participating securities prior to vesting and therefore, need to be included in the earnings allocation in computing earnings per share using the two-class method under SFAS No. 128, Earnings per Share.  The FSP requires unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as a separate class of securities in calculating earnings per share.  FSP EITF 03-6-1 is effective beginning January 1, 2009 and will be retrospectively applied to all prior periods presented.  We do not expect the adoption of the FSP to have a material impact on our consolidated financial statements.

ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 8 to the consolidated financial statements included in this annual report.  Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations.  Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings.  As of December 31, 2008, there were no borrowings outstanding.

Based on our market risk sensitive instruments outstanding at December 31, 2008, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 8	Financial Statements and Supplementary Data

Financial Highlights (Unaudited)

	Years ended December 31,
(in thousands, except per share data and ratios)	2008	2007	2006
Revenues	$198,233	$208,632	$223,907
Operating loss from continuing operations	(1,428)	(10,390)	(49,970)
Net loss	(1,885)	(7,307)	(86,091)
Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.02)	$(0.15)	$(1.18)
Income (Loss) from discontinued operations	-	$0.05	$(0.11)
Net loss per share	$(0.03)	$(0.11)	$(1.29)
Weighted average number of shares – basic and diluted	68,957,975	68,476,194	66,804,605
Return on stockholders’ equity	(4.6%)	(17.4%)	(179.5%)
Net cash (used in) provided by operating activities of continuing operations	$(83)	$(6,093)	$1,744
Working capital	$23,981	$24,850	$31,913
Book value per weighted average share outstanding	$0.59	$0.61	$0.72
Closing stock price per common share	$0.25	$1.72	$3.31
Current ratio	2.3:1	2.0:1	1.9:1
Quick ratio	2.2:1	1.9:1	1.8:1

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm	46-47
Consolidated Balance Sheets – December 31, 2008 and 2007	48
Consolidated Statements of Operations – Years ended December 31, 2008, 2007 and 2006	49
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2008, 2007 and 2006	50
Consolidated Statements of Cash Flows – Years ended December 31, 2008, 2007 and 2006	51
Notes to Consolidated Financial Statements	52-74
Quarterly Financial Data (Unaudited)	75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hooper Holmes, Inc.:

We have audited the accompanying consolidated balance sheets of Hooper Holmes, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008.  In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, “Schedule II – Valuation and Qualifying Accounts.”  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hooper Holmes, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 12 to the consolidated financial statements, Hooper Holmes, Inc. has changed its method of accounting for uncertainty in income taxes in 2007 due to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hooper Holmes, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hooper Holmes, Inc.:

We have audited Hooper Holmes, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Hooper Holmes, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing in Item 9A, Controls and Procedures.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hooper Holmes, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hooper Holmes, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
March 16, 2009

Consolidated Balance Sheets
 (In thousands, except share and per share data)

	December 31, 2008	December 31, 2007
ASSETS (Note 8)
Current Assets:
Cash and cash equivalents	$11,547	$11,267
Accounts receivable, net of allowance for doubtful accounts of $3,036 and $3,750 at December 31, 2008 and 2007, respectively	25,366	26,386
Inventories	2,865	2,548
Income tax receivable	31	518
Other current assets	2,325	2,083
Assets of subsidiary held for sale	-	6,326
Total current assets	42,134	49,128

Property, plant and equipment, net	15,341	14,083
Intangible assets, net	1,429	2,361
Other assets	365	1,053
Total assets	$59,269	$66,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,701	$6,976
Accrued expenses	11,452	15,566
Liabilities of subsidiary held for sale	-	1,736
Total current liabilities	18,153	24,278
Other long-term liabilities	348	438
Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 68,683,982 and 68,643,982 shares as of December 31, 2008 and 2007, respectively	2,747	2,746
Additional paid-in capital	146,846	146,103
Accumulated deficit	(108,754)	(106,869)
	40,839	41,980
Less: Treasury stock, at cost 9,395 shares as of December 31, 2008 and 2007	(71)	(71)
Total stockholders' equity	40,768	41,909
Total liabilities and stockholders' equity	$59, 269	$66,625
See accompanying notes to consolidated financial statements.

         Consolidated Statements of Operations
 (In thousands, except share and per share data)

	Years ended December 31,
	2008	2007	2006
Revenues	$198,233	$208,632	$223,907
Cost of operations	148,285	160,410	174,733
Gross profit	49,948	48,222	49,174
Selling, general and administrative expenses	49,774	53,944	57,084
Impairment of goodwill and intangibles	-	-	31,747
Restructuring and other charges	1,602	4,668	10,313
Operating loss from continuing operations	(1,428)	(10,390)	(49,970)
Other income (expense):
Interest expense	(3)	(181)	(138)
Interest income	269	116	189
Other expense, net	(383)	(123)	(257)
	(117)	(188)	(206)
Loss from continuing operations before income taxes	(1,545)	(10,578)	(50,176)

Income tax provision (benefit)	14	(72)	28,867

Loss from continuing operations	(1,559)	(10,506)	(79,043)

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	212	(5,960)	(7,048)
(Loss) gain on sale of subsidiaries	(538)	9,159	-
	(326)	3,199	(7,048)
Net loss	$(1,885)	$(7,307)	$(86,091)
Basic and diluted earnings (loss) per share:
Continuing operations
Basic	$(0.02)	$(0.15)	$(1.18)
Diluted	(0.02)	(0.15)	(1.18)
Discontinued operations
Basic	$-	$0.05	$(0.11)
Diluted	-	0.05	(0.11)
Net loss
Basic	$(0.03)	$(0.11)	$(1.29)
Diluted	(0.03)	(0.11)	(1.29)

Weighted average number of shares — basic and diluted	68,957,975	68,476,194	66,804,605
See accompanying notes to consolidated financial statements.

 Consolidated Statements of Stockholders’ Equity
 (In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other Com-prehensive		Treasury Stock
	Number Of Shares	Amount	Paid-in Capital	Income (Loss)	Accumulated Deficit	Number of Shares	Amount	Total
Balance, December 31, 2005	67,499,074	$2,700	$141,975	$357	$(6,301)	(1,328,795)	$(10,004)	$128,727
Net loss					(86,091)			(86,091)
Unrealized gain on marketable securities, net of tax				1				1
Foreign currency translation				1,195				1,195
Exercise of stock options	434,200	17	886		(7,170)	1,319,400	9,933	3,666
Share-based compensation			471					471
Balance, December 31, 2006	67,933,274	2,717	143,332	1,553	(99,562)	(9,395)	(71)	47,969
Net loss					(7,307)			(7,307)
Foreign currency translation				(187)				(187)
Exercise of stock options	584,200	24	1,381					1,405
Issuance of stock awards	45,000	2	161					163
Issuance of shares for employee stock purchase plan	81,508	3	217					220
Sale of foreign subsidiary				(1,366)				(1,366)
Share-based compensation			1,012					1,012
Balance, December 31, 2007	68,643,982	2,746	146,103	-	(106,869)	(9,395)	(71)	41,909
Net loss					(1,885)			(1,885)
Issuance of stock awards	40,000	1	35					36
Share-based compensation			708					708
Balance, December 31, 2008	68,683,982	$2,747	$146,846	$-	$(108,754)	(9,395)	$(71)	$40,768

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
 (In thousands)

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(1,885)	$(7,307)	$(86,091)
(Loss) income from discontinued operations, net of income taxes	(326)	3,199	(7,048)
Loss from continuing operations	(1,559)	(10,506)	(79,043)
Adjustments to reconcile loss from continuing operations to net cash
(used in) provided by operating activities of continuing operations:
Depreciation	3,675	2,948	2, 537
Amortization	932	1,163	1,982
Impairment of goodwill and long-lived assets	-	-	31,747
Provision for bad debt expense	143	178	12
Deferred tax expense	-	-	31,278
Share-based compensation expense	708	1,012	471
Issuance of stock awards	36	163	-
Write-off of software	367	776	-
Loss on disposal of fixed assets	137	343	40
Change in assets and liabilities, net of effect
from dispositions of businesses:
Accounts receivable	877	292	3,036
Inventories	(317)	10	(121)
Other assets	459	153	462
Income tax receivable	487	2,450	2,644
Accounts payable, accrued expenses and other long-term liabilities	(6,028)	(5,075)	6,699
N Net cash (used in) provided by operating activities of continuing operations	(83)	(6,093)	1,744
Net cash provided by operating activities of discontinued operations	396	1,005	2,071
Net cash provided by (used in) operating activities	313	(5,088)	3,815

Cash flows from investing activities:
Capital expenditures	(5,516)	(4,161)	(5,015)
Redemptions of marketable securities	-	-	385
Business acquisitions, net of cash acquired	-	-	(856)
N Net cash used in investing activities of continuing operations	(5,516)	(4,161)	(5,486)
N Net cash provided by (used in) investing activities of discontinued operations	5,483	11,766	(2,279)
Net cash (used in) provided by investing activities	(33)	7,605	(7,765)

Cash flows from financing activities:
Borrowings under revolving credit facility	-	11,000	-
Payments under revolving credit faciilty	-	(11,000)	-
Principal payments on long-term debt	-	-	(1,000)
Seller financed debt payments	-	-	(2,827)
Debt financing fees	-	-	(215)
Proceeds related to the exercise of stock options	-	1,405	3,666
Proceeds from employee stock purchase plan	-	220	-
Net cash provided by (used in) financing activities of continuing operations	-	1,625	(376)
Net cash used in financing activities of discontinued operations	-	-	(100)
Net cash provided by (used in) financing activities	-	1,625	(476)
Effect of exchange rate changes on cash from discontinued operations	-	-	(132)

Net increase (decrease) in cash and cash equivalents	280	4,142	(4,558)
Cash and cash equivalents at beginning of year	11,267	7,125	11,683
Cash and cash equivalents at end of year	$11,547	$11,267	$7,125

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$698	$652	$367
Note receivable on sale of subsidiary	$83	$1,181	$-
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3	$162	$247
Income taxes	$16	$184	$35
See accompanying notes to consolidated financial statements

HOOPER HOLMES, INC.
Notes to Consolidated Financial Statements
 (in thousands, except share and per share data, unless otherwise noted)

Note 1 — Summary of Significant Accounting Policies

(a) Description of the Business

Hooper Holmes, Inc. and its subsidiaries (Hooper Holmes or the Company) provide outsourced risk assessment services to the life and health insurance industry. The Company provides paramedical and medical examinations, personal health interviews and record collection, and laboratory testing, which help life insurance companies evaluate the risks associated with underwriting policies.  The Company also conducts wellness screenings for wellness companies, disease management organizations and health plans.

The Company is one of the leading providers of outsourced risk assessment services to the life and health insurance industry. The core activity of that business consists of arranging for paramedical examinations on behalf of insurance carriers, primarily in connection with such carriers’ processing and evaluation of the risks associated with underwriting insurance policies - mainly life insurance policies.

(b) Basis of Presentation

On June 30, 2008, the Company sold substantially all of the assets and liabilities of its Claims Evaluation Division (“CED”).  The CED met the definition of a “component of an entity” and therefore has been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  Accordingly, the assets and liabilities of the CED have been reported as Assets and Liabilities of subsidiary held for sale in the December 31, 2007 balance sheet. The operating results and cash flows are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows for all periods presented.

Effective upon the sale of the CED, the Company operates within one operating segment.

On October 9, 2007, the Company completed the sale of its U.K. subsidiary, Medicals Direct Group (“MDG”). MDG met the definition of a “component of an entity” and therefore has been accounted for as discontinued operations in accordance with SFAS 144.  Accordingly, the operating results and cash flows of MDG have been segregated and are reported as discontinued operations in the accompanying consolidated statements of operations and cash flows for the years ended December 31, 2007 and 2006.

All corresponding footnotes reflect the discontinued operations presentation.  See Note 4 for additional information on the sale of the CED and MDG.

(c) Principles of Consolidation

The consolidated financial statements include the accounts of Hooper Holmes, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

(d) Liquidity

 For the years ended December 31, 2008, 2007 and 2006, the Company incurred losses from continuing operations of $1.6 million, $10.5 million and $79.0 million, respectively, which include losses from operations and impairment, restructuring and other charges.  The Company has managed its liquidity during this period through a series of cost reduction initiatives, sales of assets and borrowings under its $25 million revolving credit facility with CitiCapital Commercial Corporation.

At December 31, 2008, the Company had approximately $11.5 million in cash and cash equivalents and no outstanding debt.  The Company’s net cash (used in) provided by operating activities of continuing operations for the years ended December 31, 2008, 2007 and 2006 were $(0.1) million, $(6.1) million and $1.7 million, respectively.

As discussed in Note 8, on March 9, 2009 the Company entered into a 3 year Loan and Security Agreement with TD Bank, N.A., (TD Bank), which provides the Company with a revolving line of credit limited to the lesser of $15 million, or 85% of eligible accounts receivable, as defined.  As of March 9, 2009, the Company’s borrowing capacity under the revolving line of credit totals $15 million.  The Loan and Security Agreement requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of January 31, 2010 and as of the end of each of the Company’s fiscal quarters thereafter.  As of December 31, 2008, the Company’s fixed charge coverage ratio measured on a trailing twelve month period was 0.6:1.  As such, the Company would have failed the financial covenant.

For the year ended December 31, 2008, the Company’s consolidated revenues totaled $198.2 million, representing a decline of approximately 5% from the prior year.  After making progress in slowing the revenue decline during the first nine months of 2008, the trend reversed in the fourth quarter of 2008, principally due to the downturn in the economy and its negative impact on the life insurance industry in which the Company serves.  In response to the declining revenues, the Company has taken certain actions to reduce its costs including; headcount reductions, wage and hiring freezes, and a reduction in capital expenditures and general operating expenses.

Based on the Company’s anticipated level of future revenues, the cost reduction initiatives implemented to date, along with the Company’s existing cash and cash equivalents, the Company believes it has sufficient funds to meet its cash needs through at least December 31, 2009.

The current challenging economic climate may lead to further reductions in revenues.  If revenues continue to decline, operating losses may continue, and the Company will be required to take additional actions to further reduce costs, capital spending and restructure operations.  This would also reduce the Company’s cash reserves and potentially require the Company to borrow under the Loan and Security Agreement with TD Bank.  However, there is no guarantee that the Company’s cost reduction actions will generate the cost savings necessary to off-set declining revenues and operating profits.  If the Company is unsuccessful in implementing cost reductions initiatives and/or if revenues continue to decline at levels similar or worse than that experienced in the fourth quarter of 2008, the Company will fail the financial covenant contained in the Loan and Security Agreement and therefore would be prohibited from further borrowings under the Loan and Security Agreement after January 31, 2010.  These and other factors would adversely affect the Company’s liquidity and its ability to generate profits in the future.

(e) Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities at the date of purchase of less than 90 days to be cash equivalents.

(f) Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for (i) estimated losses resulting from the inability of our customers to make required payments, and (ii) amounts that customers may deduct from their remittances to the Company for billed items not in compliance with customer specifications. Allowances for uncollectible accounts are estimated based on the Company’s periodic review of accounts receivable historical losses, current receivables aging and existing industry and economic data. Account balances are charged off to the allowance after all means of collections have been exhausted and potential for recovery is considered remote.  Customer pricing adjustments are recorded against revenue, where as adjustments for bad debts are recorded within selling, general and administrative expenses.  Accounts receivable are net of an allowance for doubtful accounts and pricing adjustments totaling $3.0 million and $3.8 million in 2008 and 2007, respectively.  The Company does not have any off-balance sheet credit exposure related to its customers.

(g) Inventories

Inventories, which consist of finished goods and component inventory, are stated at the lower of average cost or market using the first-in first-out (FIFO) inventory method.Included in inventories at December 31, 2008 and 2007 are $1.8 million and $1.6 million of finished goods and $1.1 million and $0.9 million of components, respectively.

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

(k) Advertising

Costs related to space in publications are expensed as incurred. Advertising expense was approximately $0.3 million, $0.6 million, and $0.2 million in 2008, 2007 and 2006, respectively.

(l) Revenue Recognition

Revenue is recognized for paramedical and medical examinations when the examination of the insurance policy applicant is completed. Revenues generated from medical record collection, laboratory testing, fingerstick test kits,  and other services are recognized when the related service is completed.

Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and therefore is excluded from revenues in the consolidated statements of operations.

(m) Share-Based Compensation

  The Company accounts for share-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  This statement requires share-based compensation cost to be measured at the grant date based on the fair value of the award.  Compensation expense is recognized on a straight-line basis over the vesting period.

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

The Company’s net loss and weighted average shares outstanding used for computing diluted loss per share for continuing operations and discontinued operations were the same as that used for computing basic loss per share for the years ended December 31, 2008, 2007 and 2006 because the inclusion of common stock equivalents would be antidilutive.  Outstanding stock options to purchase 6,209,000, 5,694,300 and 6,052,700 shares of common stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 2008, 2007 and 2006, respectively, because their exercise prices exceeded the average market price of the Company’s common stock for such periods and therefore were antidilutive.

 (p) Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events.  These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses.  Such estimates include the valuation of accounts receivable, intangible assets, and deferred tax assets and the assessment of contingencies, among others.  These estimates and assumptions are based on the Company’s best estimates and judgment.  The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which the Company believes to be reasonable under the circumstances.  The Company adjusts such estimates and assumptions when facts and circumstances dictate.  The downturn in the economy and its negative impact on the life insurance industry in which the Company serves have combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

(q) Concentration of Credit Risk

The Company’s accounts receivable are due primarily from insurance companies.  No one customer accounts for more than 10% of consolidated revenues. For the years ended December 31, 2008, 2007 and 2006, the Company’s top ten customers represented approximately 41%, 43% and 46% of the Company’s revenues, respectively.

As of December 31, 2008, the Company had two customers that comprised approximately 15% and 11% of total consolidated accounts receivable.  At December 31, 2007, the Company had one customer that comprised approximately 13% of consolidated accounts receivable.

(r) Fair Value of Financial Instruments

The carrying value of all financial instruments at December 31, 2008 and 2007, approximates fair value due to the short maturity of these instruments.

(s) Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurement.  SFAS 157 was effective January 1, 2008, except for certain provisions which have been deferred until 2009. The impact of the adoption of SFAS 157 was not material to the Company’s consolidated financial statements and the adoption of the items deferred until fiscal 2009 is not expected to be material.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R).  SFAS 141R significantly changes the way companies account for business combinations and generally will require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value.  Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business.  SFAS 141R also requires, among other things, acquirers to estimate the acquisition date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings.  In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements,’’ an Amendment of ARB 51 (SFAS 160).  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure on the face of the consolidated statement of operations the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

In June 2008, the FASB issued FASB FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1).  The FSP addresses whether awards granted in share-based payment transactions are participating securities prior to vesting and therefore, need to be included in the earnings allocation in computing earnings per share using the two-class method under SFAS No. 128, Earnings per Share.  The FSP requires unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as a separate class of securities in calculating earnings per share.  FSP EITF 03-6-1 is effective beginning January 1, 2009 and will be retrospectively applied to all prior periods presented.  The Company does not expect the adoption of the FSP to have a material impact on its consolidated financial statements.

(t) Reclassifications

Certain amounts in the 2007 and 2006 consolidated financial statements have been reclassified to conform with the 2008 financial statement presentation.

Note 2 — Impairment of Goodwill and Intangibles

Intangible Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, including amortizable intangible assets, are to be tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

As a result of the decline in revenues during the fourth quarter of 2008, principally due to the downturn in the economy and its negative impact on the life insurance industry the Company serves, the Company performed an impairment analysis of its intangible assets.  Based on the analysis, the Company concluded that the undiscounted cash flows expected to be generated by its intangible assets (primarily customer relationships), exceeded their carrying values.  As a result, no impairment was recorded on our intangible assets during 2008.

During the third quarter of 2007, the following events and circumstances triggered an impairment evaluation of the Company’s long-lived assets, including amortizable intangible assets:

•	declining revenues and operating profits during the second and third quarters of 2007 compared to 2006 and the expectation that this the decline would continue into the fourth quarter;

•	2007 quarterly and year-to-date revenues and operating income were significantly below budget and the expectation of below budget revenues and operating income continuing for the remainder of 2007;

•	continued contraction of the principal markets served by the CED; and

•	reduced revenues from three of the CED’s largest customers who had expanded their vendor base resulting in fewer cases referred to the CED.

The evaluation resulted in an impairment of the Company’s intangible assets.  Accordingly, during the third quarter of 2007, the Company recorded an impairment charge totaling $0.6 million in the CED.  The impairment charge, consisting of a write-off of tradenames and customer relationship intangibles, is recorded in income (loss) from discontinued operations in the accompanying statement of operations (see Note 4).

In the fourth quarter of 2006, the following indicators were identified that triggered our impairment testing of intangible assets:

•	a preliminary expectation that the operating loss in the fourth quarter of 2006 was going to be greater than the fourth quarter forecast;

•
the completion of the 2007 operating budget that reflected an assumption that some of the negative trends adversely affecting the Company's results would continue to a greater extent than the Company’s preliminary forecasts for 2007 and thereafter; and

•	notification during the fourth quarter of a further decline in projected revenue for 2007 from a major customer within the Underwriting Solutions business.

The evaluation resulted in a determination that the carrying values of certain intangible assets exceeded their projected undiscounted net cash flows.  The Company calculated the fair values of its intangible assets based on discounted cash flows under the relief from royalty method which indicated that an impairment of the Company’s intangible assets existed.  Accordingly during the fourth quarter of 2006 the Company recorded an impairment charge totaling $1.8 million.  The impairment charge consisted of a write-off of the Underwriting Solutions tradename and write-down of Underwriting Solutions customer relationship agreements.  This amount is recorded in impairment of goodwill and intangibles on the accompanying consolidated statement of operations.

The following table presents certain information regarding the Company’s intangible assets as of December 31, 2008 and 2007.  All identifiable intangible assets are being amortized over their estimated useful lives, as indicated below, with no residual values.

	Weighted
	Average	Gross
	Useful Life	Carrying	Accumulated	Net
(in thousands)	(years)	Amount	Amortization	Balance
At December 31, 2008:
Non-Competition agreements	4.7	$8,738	$8,735	$3
Customer relationships	9.7	12,502	11,207	1,295
Trademarks and tradenames	15.7	487	356	131
		$21,727	$20,298	$1,429
At December 31, 2007:
Non-Competition agreements	4.7	$8,738	$8,652	$86
Customer relationships	9.7	12,502	10,384	2,118
Trademarks and tradenames	15.7	487	330	157
		$21,727	$19,366	$2,361

The aggregate intangible amortization expense for the years ended December 31, 2008, 2007 and 2006 was approximately $0.9 million, $1.2 million and $2.0 million, respectively. Assuming no additional change in the gross carrying amount of intangible assets, the estimated acquired intangible amortization expense for the fiscal years ended December 31, 2009 to 2013 is $0.4 million, $0.4 million, $0.3 million, $0.2 million and  $0.03 million, respectively.

Goodwill

The Company considered all of the impairment indicators previously discussed, as well as the impairment recorded on its intangible assets and concluded that it needed to test the CED reporting unit goodwill during the third quarter of 2007.  The analysis indicated a goodwill impairment of $5.7 million for the CED reporting unit.  Accordingly, the Company recorded a goodwill impairment charge during the third quarter of 2007, which is recorded in income (loss) from discontinued operations in the accompanying statement of operations (see Note 4).

In the fourth quarter of 2006, the Company performed its annual goodwill impairment testing and considered all of the impairment indicators existing at that time as previously discussed.  The Company identified an impairment of goodwill totaling $29.9 million. This charge is included in impairment of goodwill and intangibles on the accompanying consolidated statement of operations for the year ended December 31, 2006.  Additionally, the Company identified an impairment of goodwill totaling $6.3 million pertaining to businesses which are currently classified as discontinued operations ($1.4 million for CED and $4.9 million for MDG). Consistent with our treatment of the CED and MDG as discontinued operations, these charges are in included in income (loss) of discontinued operations in the statement of operations for the year ended December 31, 2006.

Note 3 — Share-Based Compensation

Stock Option and Stock Award Plans — On May 29, 2008, the Company’s shareholders approved the 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, restricted stock and performance shares.  The 2008 Plan provides for the issuance of an aggregate total of 5,000,000 shares.  As of December 31, 2008, the Company is authorized to grant share-based awards for approximately 2,560,000 shares under the 2008 Plan.

Prior to the 2008 Plan, the Company’s shareholders approved stock option plans providing for the grant of options exercisable for up to 4,000,000 shares of common stock in 1992 and 1994, 2,400,000 shares in 1997, 2,000,000 shares in 1999 and 3,000,000 shares in 2002.  Upon the adoption of the 2008 Plan, no further awards were granted under these stock options plans.  In general, options are granted at fair value on the date of grant and are exercisable as follows: 25% after two years and 25% on each of the next three anniversary dates thereafter, with contract lives of 10 years from the date of grant.

      During 2008, 2007 and 2006 options granted totaled 2,665,000 shares, 1,030,000 shares and 1,172,500 shares, respectively. The fair value of each stock option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2008	2007	2006
Expected life (years)	5.7	5.9	6.3
Expected volatility	59.67%	46.93%	46.78%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.26%	4.62%	4.96%
Weighted average fair value of options granted during the year	$0.55	$1.39	$1.55

The expected life of options granted is derived from the Company’s historical experience and represents the period of time that options granted are expected to be outstanding.  Expected volatility is based on the Company’s long-term historical volatility.  The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. SFAS No. 123R specifies that initial accruals be based on the estimated number of instruments for which the requisite service is expected to be rendered.  Therefore, the Company is required to incorporate the probability of pre-vesting forfeitures in determining the number of vested options.  The forfeiture rate is based on historical forfeiture experience.  The Company monitors share option exercise and employee termination patterns to estimate forfeiture rates used within the valuation model.

The following table summarizes stock option activity:

		Weighted	Weighted	Aggregate
		Average Exercise	Average Remaining	Intrinsic Value
	Number of Shares	Price Per Share	Contractual Life (Years)	(in thousands)
Outstanding at December 31, 2007	5,694,300	$5.34
Granted	2,665,000	0.98
Exercised	—	—
Cancelled	(1,628,375)	5.90
Forfeitures	(421,925)	2.76
Outstanding at December 31, 2008	6,309,000	$3.52	7.0	$4.0
Exercisable at December 31, 2008	2,647,125	$6.15	4.3	$0.0

Compensation expense related to stock options was $0.6 million, $0.9 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.  As of December 31, 2008, there was approximately $1.8 million of total unrecognized compensation cost related to stock options.  The cost is expected to be recognized over 3.8 years.  Shares issued resulting from stock option exercises may be made available from authorized but unissued common stock or from treasury shares.  No stock options were exercised during the year ended December 31, 2008.  The total intrinsic value of stock options exercised during the years ended December 31, 2007 and 2006 was $1.0 million and $1.7 million, respectively. Options for the purchase of 613,700 shares of stock vested during the year ended December 31, 2008.  The fair value of options that vested during the year ended December 31, 2008 was $0.8 million.

Cash received from stock options exercised were $0, $1.4 million and $3.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. No tax benefits were realized from stock options exercised for the three years ended December 31, 2008, 2007 and 2006.

Stock Purchase Plan — The Company has an Employee Stock Purchase Plan which provides for the granting of purchase rights for up to 2,000,000 shares of Company stock to eligible employees of the Company. The plan provides employees with the opportunity to purchase shares on the date 13 months from the grant date (“the purchase date”) at a purchase price equal to 95% of the closing price of the Company’s common stock on the American Stock Exchange on the grant date. During the period between the grant date and the purchase date, up to 10% of a participating employee’s compensation, not to exceed $.025 million, is withheld to fund the purchase of shares under the plan. Employees can cancel their purchases at any time during the period without penalty.  In February 2007, purchase rights for 79,725 shares were granted with an aggregate fair value of $0.1 million, based on the Black-Scholes pricing model.  The February 2007 plan offering concluded in March 2008 in accordance with the Plan’s automatic termination provision with no shares being issued.  In February 2008, purchase rights for 250,000 shares were granted with an aggregate fair value of $0.1 million, based on the Black-Scholes option pricing model.  The February 2008 plan will conclude in March 2009.

Stock Awards — On April 25, 2007, the Company’s shareholders approved the 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company’s stock.  The total number of shares that may be awarded under the 2007 Plan is 600,000.  Effective June 1, 2007, each non-employee member of the Board other than the non-executive chair receives 5,000 shares and the non-executive chair receives 10,000 shares of the Company’s stock with such shares vesting immediately upon issuance.  The shares awarded under the 2007 Plan on June 1, 2007, are “restricted securities”, as defined in SEC Rule 144 under the Securities Act of 1933, as amended.  The Company filed a Registration Statement on Form S-8 with respect to the 2007 Plan on April 16, 2008.  The directors who receive shares under the 2007 Plan are “affiliates” as defined in Rule 144 of the Securities Act of 1933 and thus remain subject to the applicable provisions of Rule 144.  In addition, the terms of the awards (whether or not restricted) specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board and, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member.  For the years ended December 31, 2008 and 2007, 40,000 and 45,000 shares were awarded under the 2007 Plan with an average grant date fair value of $0.91 and $3.62, respectively, all of which were subject to these contractual restrictions and the transfer restrictions under applicable securities laws as of December 31, 2008.  Compensation expense related to these stock awards was $0.04 million and $0.2 million for the years ended December 31, 2008 and 2007, respectively.

  On January 28, 2003, the Company’s Board of Directors passed a resolution to award non-employee directors of the Company up to a maximum of 15,000 shares of the Company’s common stock as additional compensation for service on the Board (the “2003 Plan”). On each of January 31, 2003, 2004 and 2005, each non-employee director then serving on the Board was awarded 5,000 shares which vested immediately. All shares awarded are “restricted securities”, as defined in SEC Rule 144 under the Securities Act of 1933, as amended.  In addition the terms of the awards, as amended, specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board and, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member. At December 31, 2008 and 2007, 60,000 shares of stock awards with a weighted average grant date fair value of $5.80 per share were outstanding and subject to these securities law and contractual restrictions.  No grant of stock awards under the 2003 Plan were made subsequent to December 31, 2005.

Total share-based compensation expense recorded for the years ended December 31, 2008, 2007 and 2006 was $0.7 million, $1.2 million and $0.5 million, respectively for stock option grants, restricted stock and for the value of the lookback feature on the Employee Stock Purchase Plan.  This compensation expense has been recorded in selling, general and administrative expenses.  In connection with the resignation of the former CEO, the Company reversed previously recorded share-based compensation expense totaling $0.1 million during the year ended December 31, 2008.  The reversal was recorded in restructuring and other charges (See Note 6).

Note 4:  Discontinued Operations
On June 30, 2008, the Company sold substantially all of the assets and liabilities of the CED operating segment for $5.6 million and received cash payments totaling $5.1 million and a $0.5 million note receivable due in six equal monthly installments beginning July 31, 2008.  As of December 31, 2008, the balance due on the note receivable is $0.1 million.  In connection with the sale of the CED, the Company has been released as the primary obligor for certain lease obligations acquired but remain secondarily liable in the event the buyer defaults.  The guarantee is provided for the term of the lease, which expires in July 2015.  The Company recorded a reserve of $0.3 million, representing the fair value of the guarantee obligation, which is recorded in loss on sale of subsidiaries of discontinued operations in the accompanying statement of operations for year ended December 31, 2008.  The maximum potential amount of future payments under the guarantee is $0.8 million.  The Company recorded a net gain on the sale of the CED of approximately $0.9 million in the accompanying consolidated statement of operations for the year ended December 31, 2008.  The sale of the CED resulted in a tax loss however, no tax benefit was recorded as the Company concluded that it would not be able to realize any tax benefit resulting from the loss.

The CED was composed of operations in New York State, known as D & D Associates, Allegiance Health and Medimax, and operations in Michigan, known as the Michigan Evaluation Group.  Each of the New York State operations and the Michigan operation were sold to separate third parties, with both transactions closing on June 30, 2008.  The Company’s decision to sell the CED was based on several factors, including the CED's limited ability to significantly contribute to the long-term specific goals of the Company.  The Company does not expect to have any significant continuing involvement, continuing cash flows or revenues from the CED subsequent to the date of sale.

The following summarizes the operating results of the CED which are reported in income (loss) from discontinued operations in the accompanying consolidated statements of operations:

	Years Ended December 31,
(in thousands)	2008	2007	2006
Revenues	$13,079	$29,045	$31,303
Pre-tax income (loss)	$234	$(6,169)	$(1,549)
Income tax expense (benefit)	$22	$(3)	$53

The assets and liabilities of the CED are presented separately under the captions “Assets of subsidiary held for sale” and “Liabilities of subsidiary held for sale,” respectively, in the accompanying consolidated balance sheet as of December 31, 2007, and consist of the following:

(in thousands)	December 31, 2007
Assets of subsidiary held for sale:
Accounts receivable, net	$3,348
Other current assets	263
Property, plant, and equipment, net	809
Intangible assets, net	1,892
Other assets	14
Total	$6,326

Liabilities of subsidiary held for sale:
Accounts payable	$1,481
Accrued expenses	255
Total	$1,736

On October 9, 2007, the Company completed the sale of MDG for $15.3 million and received a cash payment of $12.8 million, net of closing adjustments of $1.2 million.  In addition, the Company incurred $1.0 million of expenses related to the sale.  Additional payments to be received include $0.5 million within nine months of the closing and $0.7 million within 24 months of the closing.  The Company recognized a net gain on the sale of approximately $9.2 million, inclusive of $1.4 million of MDG foreign currency translation gains, which is reported in gain on sale of subsidiaries of discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2007.  The sale of MDG resulted in a tax loss however, no tax benefit was recorded as the Company concluded that it would not be able to realize any tax benefit resulting from the loss.

The Company’s decision to sell MDG was based on several factors, including MDG’s limited ability to significantly contribute to the long-term specific goals of the Company.  The Company does not expect to have any significant continuing involvement, continuing cash flows or revenues from MDG subsequent to the date of sale.

MDG was previously included within the Company’s Health Information Division (HID).  The following summarizes the operating results of MDG which are reported in income (loss) from discontinued operations in the accompanying consolidated statements of operations.

	Years Ended December 31,
(in thousands)	2007	2006
Revenues	$29,678	$38,366
Pre-tax income (loss)	$286	$(5,619)
Income tax expense (benefit)	$80	$(173)

In connection with the sale of MDG the Company agreed to indemnify the purchaser for certain pre-closing tax liabilities.  During 2008, information became available to the Company relating to certain pre-closing tax obligations of MDG.  Based on this information, the Company recorded a liability totaling $0.9 million for the year ended December 31, 2008.

Also during 2008, the Company was informed of an additional pre-closing tax obligation relating to MDG which could reach a maximum of $2.5 million.  Based on all available information known to date, the Company recorded a reserve of approximately $0.5 million, which represents the Company’s best estimate of its potential obligation relating to this additional tax obligation.  This amount may change as additional information becomes available.

For the year ended December 31, 2008, the Company recorded $1.4 million in loss on sale of subsidiaries of discontinued operations in the accompanying consolidated statement of operations relating to these pre-closing tax obligations of MDG.

Included in income (loss) from discontinued operations in the consolidated statement of operations for the year ended December 31, 2007 is a goodwill and intangible asset impairment charge totaling $6.3 million relating to the CED ($0.6 million relating to tradenames and customer relationships and $5.7 million relating to goodwill).

Additionally, included in income (loss) from discontinued operations in the consolidated statement of operations for the year ended December 31, 2006 is a goodwill impairment charge totaling $6.3 million ($1.4 million relating to the CED and $4.9 million relating to MDG).

Note 5 — Comprehensive Income (Loss)

Comprehensive loss includes net loss and other comprehensive income which refers to those expenses, gains and losses which are excluded from net loss as follows:

(In thousands)	Years Ended December 31,
	2008	2007	2006
Net loss	$(1,885)	$(7,307)	$(86,091)
Other comprehensive income:
Net unrealized gain on securities, net of tax	-	-	1
Foreign currency translation	-	-	1,195
Total comprehensive loss	$(1,885)	$(7,307)	$(84,895)

The foreign currency translation for the year ended December 31, 2006 related to MDG, our former foreign subsidiary.  In connection with the sale of MDG in October 2007, the foreign currency translation gains that were recorded in accumulated other comprehensive income, were included in the calculation of the gain on sale of subsidiary in discontinued operations.

Note 6 — Restructuring and Other Charges

During the year ended December 31, 2008, the Company recorded restructuring and other charges totaling $1.6 million.  The restructuring charges consisted primarily of severance related to the resignation of the former CEO ($0.4 million), branch office closure costs ($0.2 million) and employee severance costs ($0.1 million), recorded primarily as a result of further reorganization in the Company’s Portamedic business.  Other charges consisted of an early termination fee related to an agreement with the outside consultant utilized in the Company’s 2006 strategic review and totaled $0.9 million which was paid in the first quarter of 2008.

Following is a summary of the 2008 restructuring:

(In millions)	2008		Balance at
	Charges	Payments	December 31, 2008
Severance	$0.5	$(0.5)	-
Lease Obligations	0.2	(0.2)	-
Total	$0.7	$(0.7)	-

During the year ended December 31, 2007, the Company recorded restructuring and other charges totaling $4.7 million.  The restructuring charges consisted primarily of branch office closure costs ($1.6 million) and employee severance costs ($1.3 million), recorded primarily as a result of further reorganization in the Company’s Portamedic business.  Other charges consisted of the write off of business application software ($0.8 million) and legal settlements with an insurance company client and a software supplier totaling ($1.0 million).

Following is a summary of the 2007 restructuring:

(In millions)	2007
	Charges	Less Non-Cash Charges	Payments	Balance at December 31, 2007	2008 Payments	Balance at December 31, 2008
Severance	$1.3	$(0.2)	$(0.8)	$0.3	$(0.3)	-
Lease Obligations	1.6	-	(0.6)	1.0	(0.6)	0.4
Total	$2.9	$(0.2)	$(1.4)	$1.3	$(0.9)	$0.4

During the year ended December 31, 2006, the Company recorded restructuring and other charges totaling $10.3 million, which consisted primarily of:

•	restructuring charges totaling $2.0 million;

•	a contract cancellation fee related to early termination of a software resale agreement totaling $0.5 million;

•	a fee payable to outside consultants of $5.6 million based on the results of the cost saving opportunities identified in the Company’s 2006 strategic review;

•	a litigation settlement charge of $1.2 million related to a lawsuit filed against the Company (See Note 10); and

•	outside legal and audit fees of $0.9 million associated with the restatement of the Company’s 2004 and 2005 consolidated financial statements.

      The restructuring charges consisted primarily of employee severance of $1.0 million and branch office closure costs of $1.0 million, and were recorded primarily as a result of the reorganization in the core Portamedic business.  As of December 31, 2007, all payments relating to the restructuring and other charges were completed.

During the year ended December 31, 2005, the Company recorded restructuring and other charges of $6.3 million, which included employee severance packages totaling $4.6 million, branch office closures costs of $0.3 million and the write off of certain purchased business application software totaling $1.4 million.

Following is a summary of the 2005 restructuring:

(In millions)	Balance at December 31, 2007	2008 Payments	Balance at December 31, 2008
Severance\Lease Obligations	$0.3	$(0.1)	$0.2

At December 31, 2008, $0.4 million of restructuring charges are recorded in accrued expenses in the accompanying consolidated balance sheet. Cash payments related to the above described restructuring charges are expected to be completed within the next twelve months, except for certain long-term severance payments and branch office closure costs of $0.2 million, which are recorded in other long-term liabilities as of December 31, 2008.

Note 7 — Property, Plant and Equipment

Property and equipment, at cost, consists of the following:

(In thousands)			Estimated
	December 31,	December 31,	Useful Life
	2008	2007	In Years
Land and improvements	$628	$628	10 – 20
Building and leasehold improvements	6,868	6,662	10 – 45
Furniture, fixtures and equipment	37,240	34,900	3 – 10
	44,736	42,190

Less accumulated depreciation and amortization	29,395	28,107
Total	$15,341	$14,083

Note 8 — Revolving Credit Facility

2006 Revolving Credit Facility

As of and for the year ended December 31, 2008, the Company had a three year Revolving Credit Facility (the “Credit Facility”) with CitiCapital Commercial Corporation (“CitiCapital”).  The Credit Facility was due to expire on October 10, 2009.  On March 9, 2009, in connection with the Company entering into the Loan and Security Agreement with TD Bank, N.A., the Company terminated its Credit Facility with CitiCapital.  See the 2009 Loan and Security Agreement below.

The Credit Facility provided the Company with a senior secured revolving credit facility, the proceeds of which were to be used for general working capital purposes.  Under the terms of the Credit Facility, CitiCapital agreed to make revolving credit loans to the Company in an aggregate principal at any one time outstanding which, when combined with the aggregate undrawn amount of all unexpired letters of credit, did not exceed:

(i)	90% of “Eligible Receivables” (as that term is defined in the Credit Facility) of the Company and the Company’s subsidiaries providing guarantees of the indebtedness under the facility; plus

(ii)	65% of the fair market value of the Company’s corporate headquarters located in Basking Ridge, New Jersey –

provided that in no event could the aggregate amount of the revolving credit loans and letters of credit outstanding at any time exceed $25 million.  The maximum aggregate face amount of letters of credit that could be outstanding at any time could not exceed $1 million.  The Company’s available borrowing base under the Credit Facility at December 31, 2008 was approximately $25.0 million.  The Company had no borrowings outstanding under this Credit Facility as of December 31, 2008.

Borrowings under the Credit Facility were either LIBOR rate advances or base rate advances, with the applicable interest rate being the LIBOR rate plus 1.75% or the rate of interest publicly announced from time to time by Citibank, N.A. as its base rate, respectively.  Interest was payable monthly in arrears.

The Company was also obligated to pay, on a monthly basis in arrears, an unused line fee (commitment fee) equal to 0.375% per annum on the difference between the maximum amount of the Credit Facility and the average daily aggregate outstanding amount of revolving credit loans and unexpired letters of credit during the preceding month.  The Company incurred commitment fees of $0.1 million, $0.08 million and $0.05 million in 2008, 2007 and 2006, respectively.

The Credit Facility loans were payable in full, together with all accrued and unpaid interest, on the earlier of October 10, 2009 or the date of termination of the loan commitments, termination being one of the actions CitiCapital may take upon the occurrence of an event of default.  The Company could prepay any revolving credit loan, in whole or in part.  The Company could also terminate the Credit Facility, provided that on the date of such termination all of its obligations were paid in full.

As security for the Company’s payment and other obligations under the Credit Facility, the Company granted CitiCapital a lien on and security interest in all of the Company’s property, including its receivables (which, together with the receivables of the subsidiary guarantors that become Eligible Receivables, were subject to a lockbox account arrangement), equipment, inventory and real estate owned and used by the Company as its corporate headquarters.  In addition, the obligations were secured under the terms of security agreements and guarantees provided by the subsidiary guarantors.  Guarantees were provided by all of the Company’s direct subsidiaries.

The Credit Facility contained covenants that, among other things, restricted the Company’s ability, and that of its subsidiaries, to:

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

The Credit Facility contained a covenant that restricted the Company’s ability, and that of its subsidiaries, to sell or otherwise dispose of any of its assets other than in the ordinary course of business.  The Company obtained CitiCapital’s consent in connection with the sale of substantially all of the CED assets and the sale of MDG (see Note 4).

The Credit Facility also contained a financial covenant, which went into effect when the difference between (i) the lesser of (A) the borrowing base (that is, the aggregate of the amounts described in (i) and (ii) above) and (B) the maximum amount of the revolving credit facility, and (ii) the sum of the aggregate outstanding amount of the revolving credit loans and face amount of letters of credit, is less than $10 million.  At that time, the Company must maintain a fixed charge coverage ratio (as defined in the Credit Facility), on a trailing 12-month basis, of no less than 1.0 to 1.0.  As of December 31, 2008, the Company’s fixed charge coverage ratio measured on a trailing twelve month period was 0.6 to 1.0.  Accordingly, as of December 31, 2008 the Company failed this financial covenant and therefore its borrowing capacity under the revolving credit facility was limited to $15.0 million.

2009 Loan and Security Agreement

On March 9, 2009, the Company entered into a three year Loan and Security Agreement (the “Loan and Security Agreement”) with TD Bank, N.A. (“TD Bank”) which expires on March 8, 2012.

The Loan and Security Agreement provides the Company with a revolving line of credit, the proceeds of which are to be used for general working capital purposes.  Under the terms of the Loan and Security Agreement, TD Bank has agreed to make revolving credit loans to the Company in an aggregate principal at any one time outstanding which, when combined with the aggregate undrawn amount of all unexpired letters of credit, does not exceed 85% of “Eligible Receivables” (as that term is defined in the Loan and Security Agreement), provided that in no event can the aggregate amount of the revolving credit loans and letters of credit outstanding at any time exceed $15 million.  The maximum aggregate face amount of letters of credit that may be outstanding at any time may not exceed $1.5 million.

TD Bank, in its sole discretion based upon its reasonable credit judgment, may (A) establish and change reserves required against Eligible Receivables, (B) change the advance rate against Eligible Receivables or the fair market value of the Company’s corporate headquarters, and (C) impose additional restrictions to the standards of eligibility for Eligible Receivables, any of which could reduce the aggregate amount of indebtedness that may be incurred under the Loan and Security Agreement.

Borrowings of revolving credit loans shall take the form of LIBOR rate advances with the applicable interest rate being the greater of 1% per annum or the LIBOR rate, plus 3.5%.

In connection with the Loan and Security Agreement the Company paid closing fees of $0.2 million to the lender.  The Company is also obligated to pay, on a monthly basis in arrears, an unused line fee (usage fee) equal to 1% per annum on the difference between $15 million and the average outstanding principal balance of cash advances under the revolving credit line and the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.  In addition, the Company is required to pay an annual loan fee of $0.1 million.

As security for the Company’s full and timely payment and other obligations under the Loan and Security Agreement, the Company has granted TD Bank a security interest in all existing and after-acquired property of the Company and its subsidiary guarantors, including its receivables (which are subject to a lockbox account arrangement), inventory and equipment.  As further security, the Company has granted TD Bank a mortgage lien encumbering the Company’s corporate headquarters.  In addition, the obligations are secured under the terms of security agreements and guarantees provided by all of the Company’s subsidiaries.  The aforementioned security interest and mortgage lien represents the (“Collateral”).

The Loan and Security Agreement contains covenants that, among other things, restrict the Company’s ability, and that of its subsidiaries, to:

•	pay any dividends or distributions on, or purchase, redeem or retire any shares of any class of its capital stock or other equity interests;

•	incur additional indebtedness;

•	sell or otherwise dispose of any of its assets, other than in the ordinary course of business;

•	create liens on its assets;

•	enter into any sale and leaseback transactions; and

•	enter into transactions with any of its affiliates on other than an arm’s-length or no less favorable basis.

The Loan and Security Agreement also contains a financial covenant, which requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of January 31, 2010, and as of the end of each of the Company’s fiscal quarters thereafter.  As of December 31, 2008, the Company’s fixed charge coverage ratio measured on a trailing twelve month period was 0.6 to 1.0.

The failure of the Company or any subsidiary guarantor to comply with any of the covenants or the breach of any of its or their representations and warranties, contained in the Loan and Security Agreement, constitutes an event of default under the agreement.  In addition, the Loan and Security Agreement provides that “Events of Default” include the occurrence or failure of any event or condition that, in TD Bank’s sole judgment, could have a material adverse effect (i) on the business, operations, assets, management, liabilities or condition of the Company, (ii) in the value of or the perfection or priority of TD Bank’s lien upon the Collateral, or (iii) in the ability of the Company and its subsidiary guarantors to perform under the Loan and Security Agreement.

The revolving credit loans are payable in full, together with all accrued and unpaid interest, on the earlier of March 8, 2012 or the date of termination of the loan commitments, termination being one of the actions TD Bank may take upon the occurrence of an event of default.  The Company may prepay any revolving credit loan, in whole or in part.  The Company may also terminate the Loan and Security Agreement, provided that on the date of such termination all of its obligations are paid in full.  The Company will be required to pay an early termination fee equal to $0.3 million if the termination occurs prior to the first anniversary of the date of the parties’ execution of the Loan and Security Agreement, $0.2 million if termination occurs after the first anniversary but prior to the second anniversary, and $0.1 million if termination occurs after the second anniversary, but prior to the Loan and Security Agreement expiration date.

Note 9 —Commitments and Contingencies

The Company leases branch field offices under a number of operating leases which expire in various years through 2018. These leases generally contain renewal options and require the Company to pay all executory costs (such as property taxes, maintenance and insurance). The Company also leases telephone, computer and other miscellaneous equipment. These leases also expire in various years through 2013. The following is a schedule of future minimum lease payments for operating leases (with initial or remaining terms in excess of one year) as of December 31, 2008:

 (In thousands)
Year ending December 31,	Operating Leases
2009	$5,054
2010	4,208
2011	3,237
2012	3,049
2013	2,426
Thereafter	7,408
$25,382

Rental expense under operating leases totaled $7.7 million, $10.0 million and $13.9 million in 2008, 2007 and 2006, respectively.

Included in accrued expenses at  December 31, 2008 and 2007 is a liability for reimbursement of examiners travel costs of approximately $1.9 million and $2.4 million, respectively.

The Company has employment retention or change in control agreements with the executive officers of the Company for one or two year periods from the date a change in control occurs as further defined in the agreements.

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

The terms of the 2004 Employee Stock Purchase Plan provide that a total of 2,000,000 shares of common stock may be issued under the plan.  To date, participants in the plan have purchased an aggregate of 81,508 shares under the plan at a per share purchase price of $2.70.  The aggregate purchase price of these shares was approximately $0.2 million.  Such shares were issued in March 2007.

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

The Company sold its Medicals Direct Group business (the “Medicals Direct Business”) in the United Kingdom to Brangold Limited on October 9, 2007.  Under the terms of the sale agreement and related documents, the Company agreed to indemnify the purchaser against certain pre-closing tax liabilities.  In 2008, Medicals Direct Holdings Limited (“MD”), successor-in-interest to Brangold Limited, notified the Company about a number of potential issues in the United Kingdom relating to pre-closing practices of the Medicals Direct Business regarding certain Corporation taxes, employment (“PAYE”) taxes and Value Added Taxes (“VAT”), as to which some liability might arise under the sale agreement.   By letter dated November 28, 2008, MD gave notice of its intent to assert a claim for liability against the Company in respect of these matters.  The Company is currently evaluating this and its various defenses to the MD claim.  Based on all available information known to date, as of December 31, 2008, the Company has recorded a reserve of approximately $1.4 million which represents its best estimate of its potential obligation for these issues under the sales agreement.  This amount may change as additional information becomes available. No litigation has yet been commenced regarding this matter.  (See Note 4).

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

Note 10 — Litigation

On January 25, 2005, one of the Company’s examiners in California filed a class-action lawsuit against the Company in the Superior Court of California, Los Angeles County, alleging violations of California’s wage and hour laws.  Following mediation on December 6, 2006, the parties reached a settlement, pursuant to which the Company agreed to pay the sum of $1.2 million to the class members in full settlement of this lawsuit.  The court granted final approval of the settlement on July 16, 2007.  Payment of $0.7 million was made on October 3, 2007, and the balance of the settlement was paid in March 2008.

In 2006, a life insurance company client informed the Company of its belief that certain life insurance policies that it issued were procured by fraudulent means employed by insurance applicants, the client’s agents, the Company’s sub-contracted examiners, and others.  On December 14, 2007, the client filed a Demand for Arbitration, in which it alleged damages in excess of $5.0 million.  The Company believed it had strong defenses to the client’s claim, but in order to avoid the time and expense of litigation, the Company agreed to pay the client $0.5 million.  The Company made this payment in May 2008.

On February 28, 2008, a physician, John McGee, M.D., filed suit in the United States District Court for the Eastern District of New York in which he alleged, among other things, that an insurance company and numerous other named and unnamed defendants including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008), violated various laws, including the Racketeer Influenced Corrupt Organization Act, in connection with the arranging of independent medical examinations.  The substance of the claim appears to be that the plaintiff physician was denied compensation for medical services allegedly rendered to persons claiming to have been injured in automobile accidents, after independent medical examinations arranged by the defendant insurance company indicated no basis for those services.  It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or the CED in particular.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.   The Company, along with the other defendants, have moved to dismiss the case, and these motions are pending. The Company retained liability for this litigation following the sale of substantially all of the assets and liabilities of the CED.

On April 3, 2008 Gregory Sundahl and Jesse Sundahl, individually and on behalf of all others similarly situated, filed suit in the United States District Court for the Eastern District of New York in which they alleged, among other things, that an insurance company and numerous other named and unnamed defendants including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008), violated various laws, including the Racketeer Influenced Corrupt Organization Act, in connection with the arranging of independent medical examinations.  This suit was filed by the same lawyer that filed the McGee case described above, and contains similar allegations, but on behalf of the patients who were allegedly injured in automobile accidents whose medical services were not paid for based on the results of independent medical examinations.  It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or CED in particular.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.  The Company, along with the other defendants, moved to dismiss the case, and these motions are pending.  The Company has retained liability for this litigation following the sale of substantially all of the assets and liabilities of the CED.

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

Note 11 — Related Party Transactions (in dollars)

There were no Related Party transactions for the year ended December 31, 2008.

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

Note 12 — Income Taxes

The components of the income tax provision (benefit) are as follows:

(in thousands)	2008	2007	2006
Federal:
Current	-	-	$(2,382)
Deferred	-	-	25,671
State and local:
Current	14	(72)	(29)
Deferred	-	-	5,607
	14	(72)	$28,867

The following reconciles the “statutory” federal income tax rate to the effective income tax rate:

	2008	2007	2006
Computed “expected” income tax benefit	(35%)	(35%)	(35%)
(Increase) reduction in income tax benefit resulting from:
State tax, net of federal benefit	1	-	7
Non deductible portion of impairment charge	-	4	6
Change in federal valuation allowance	41	30	79
Other	(6)	-	1
Effective income tax rate	1%	(1)%	58%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

(in thousands)	2008	2007
Deferred tax assets:
Receivable allowance	$1,184	$1,564
Goodwill	15,208	24,400
Intangible assets	2,601	7,452
Investment loss	4,412	4,412
Compensation expense	832	869
Federal net operating loss carryforward	25,664	12,491
State net operating loss carryforward	2,873	2,837
Legal settlement	78	161
AMT credit carry forward	157	157
Accrued expenses	815	6
Deferred rent	123	148
Other	158	261
Gross deferred tax assets	$54,105	$54,758
Valuation allowance	(53,182)	(53,683)
	$923	$1,075
Deferred tax liabilities:
Accumulated depreciation	(893)	(896)
Acquisition bases adjustment, primarily intangibles	(30)	(179)
Gross deferred tax liabilities	(923)	(1,075)
Net deferred tax assets	$-	$-

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

The income tax expense recorded in the year ended December 31, 2008 reflects certain state tax liabilities.  The state tax benefit recorded in the year ended December 31, 2007 reflects a tax benefit, offset by certain state tax liabilities.  No federal tax benefit was recorded relating to the 2008, 2007 and 2006 losses, as the Company continues to believe that a full valuation allowance is required on its net deferred tax assets.

As discussed in Note 1, the Company adopted FIN 48 on January 1, 2007.  The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements.

As of January 1, 2008 and 2007, no amounts were recorded for unrecognized tax benefits or for the payment of interest or penalties.  Furthermore, no amounts were accrued during the years ended December 31, 2008 and 2007.

In July 2008, the Company received notification from the Internal Revenue Service (the “IRS”) that it had completed its audits of the Company’s tax returns for the years 2001 through 2006 with no adjustments.  State income tax returns for the year 2003 and forward are subject to examination.

As of December 31, 2008, the Company has U.S. federal and state net operating loss carryforwards of approximately $73.3 million and $61.9 million, respectively.   The net operating loss carryforwards, if unutilized, will expire in the years 2010 through 2028.

Note 13 — Capital Stock

Stock Repurchase Program — On May 30, 2000, the Board of Directors adopted a resolution authorizing the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $25.0 million per year. On April 27, 2005 the Board of Directors amended its earlier resolution limiting the repurchases to between 1.0 and 1.5 million shares of the Company’s common stock in any calendar year.  The Company is prohibited from purchasing, redeeming or retiring any of its shares under its Revolving Credit Facility and the Loan and Security Agreement. The Company did not purchase any shares during 2008 and 2007.

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

(3)
the tenth day after any Person (as defined in the Rights Agreement, described below) becomes the beneficial owner of 20% or more of the outstanding shares of the Company’s common stock, other than as a result of a Permitted Offer (as defined in the Rights Agreement); or

(4)
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

After the occurrence of either of the events described in (3) and (4) above, each Right will be transferable independent of the associated share of common stock.  At that time, each Right will entitle the holder of the Right to purchase one share of common stock at an exercise price of $110 per share, such exercise price being subject to adjustment, at any time prior to the earlier to occur of the events described in (1) and (2) above, defined in the Rights Agreement as the “Expiration Time.”

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

A “Permitted Offer” is defined as a tender or exchange offer for all outstanding shares of the Company’s common stock at a price and on terms that at least a majority of the Board members (exclusive of any member who is a Company officer, an acquiring Person, or an affiliate, associate, nominee or representative of the acquiring Person) determine to be adequate and otherwise in the best interests of the Company and its shareholders.

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

Flip-in Event

    If, prior to the Expiration Time, any Person becomes the beneficial owner of 20% or more of the outstanding shares of the Company’s common stock through other than a Permitted Offer or a Flip-over Transaction or Event (defined as a “Flip-in Event”), the Company is obligated to take the necessary action to ensure that each Right constitutes the right to purchase from the Company a number of shares of the Company’s common stock having an aggregate market price on the date of the Flip-in Event equal to two times the exercise price of the Right.  The holder of the Right can effect such purchase by exercising the Right and paying the then-applicable exercise price.  However, any Rights that are or were beneficially owned by the acquiring Person, or any direct or indirect transferee of that Person (to the extent the Board determines that the transfer is part of a plan to avoid the consequences of a Flip-in Event), on or after the date the Person becomes the beneficial owner of 20% of more the outstanding shares of the Company’s common stock, will be void.  The holder(s) of such Rights will have no right to exercise or transfer such Rights under these circumstances.

Redemption of the Rights

The Board may, at its option, at any time prior to the tenth day after any Person becomes the beneficial owner of 20% or more of the outstanding shares of the Company’s common stock through other than a Permitted Offer, elect to redeem all the then outstanding Rights at a redemption price of $.01 per Right.  In such case, the right to exercise the Rights will terminate and each Right will thereafter represent only the right to receive the redemption price. The Company may, at its option, pay the redemption price in cash, shares of common stock (based on the market price of such shares at the time of redemption) or any other form of consideration deemed appropriate by the Board.

The Rights Agreement will expire on June 15, 2010. In addition, the Rights may be redeemed for $0.01 per Right on or prior to the tenth day after any person or group acquires 20% or more of the Company’s common stock, thus clearing the way for an acquisition which the Board believes to be in the best interests of the Company and its shareholders.

Note 14 — 401k Savings and Retirement Plan

The Company’s 401k Savings and Retirement Plan is available to all employees with at least one year of employment service with greater than 1,000 hours of service and at least 21 years of age. Under the Plan in effect at December 31, 2008, the Company matched 25% of the first 10% of employee salary contributions. The Company’s charge to expense for 2008, 2007 and 2006 was $0.4 million, $0.4 million and $0.5 million, respectively. The Company’s common stock is not an investment option to employees participating in the 401k savings and retirement plan.

Quarterly Financial Data (Unaudited)
(dollars in thousands, except per share data)

	2008 Quarters
	First	Second	Third	Fourth
Revenues	$52,379	$51,217	$47,197	$47,440
Gross profit	14,237	12,987	11,227	11,497
(Loss) income from continuing operations	(685)	(259)	(2,047)	1,432
Income (loss) from discontinued operations	87	405	(635)	(183)
Net (loss) income	(598)	146	(2,682)	1,249

Basic earnings per share
(Loss) income from continuing operations	(0.01)	-	(0.03)	0.02
Income (loss) from discontinued operations	-	0.01	(0.01)	-
Net (loss) income per share	(0.01)	-	(0.04)	0.02

Diluted earnings per share
(Loss) income from continuing operations	(0.01)	-	(0.03)	0.02
Income (loss) from discontinued operations	-	0.01	(0.01)	-
Net (loss) income per share	(0.01)	-	(0.04)	0.02

	2007 Quarters
	First	Second	Third	Fourth
Revenues	$54,469	$53,357	$49,434	$51,372
Gross profit	$13,004	$12,252	$10,882	$12,083
Loss from continuing operations	$(1,770)	$(1,869)	$(4,554)	$(2,313)
Income (loss) from discontinued operations	$93	$4	$(6,087)	$9,189
Net (loss) income	$(1,677)	$(1,865)	$(10,641)	$6,876

Basic earnings per share(a)
Loss from continuing operations	$(0.03)	$(0.03)	$(0.07)	$(0.03)
Income (loss) from discontinued operations	$-	$-	$(0.09)	$0.13
Net (loss) income per share	$(0.03)	$(0.03)	$(0.16)	$0.10

Diluted earnings per share(a)
Loss from continuing operations	$(0.03)	$(0.03)	$ (0.07)	$(0.03)
Income (loss) from discontinued operations	$-	$-	$(0.09)	$0.13
Net (loss) income per share	$(0.03)	$(0.03)	$(0.16)	$0.10

(a) Due to rounding, the sum of the quarters may not equal the full year.

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2008.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

As of December 31, 2008, management has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that as of` December 31, 2008 our internal controls over financial reporting were effective.

The effectiveness of our internal controls over financial reporting as of December 31, 2008 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in its report on pg. 47.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 and subsequent to the Evaluation Date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)  Remediation of Material Weaknesses in Internal Control Over Financial Reporting

None

ITEM 9B	Other Information

None.

Part III

ITEM 10	Directors and Executive Officers of the Registrant

The information required by Item 10 will be included in our proxy statement for the 2009 annual meeting of shareholders, and is hereby incorporated in this annual report on Form 10-K by reference to the proxy statement.

ITEM 11	Executive Compensation

The information required by Item 11 will be included in our proxy statement for the 2009 annual meeting of shareholders, and is hereby incorporated in this annual report on Form 10-K by reference to the proxy statement.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in our proxy statement for the 2009 annual meeting of shareholders, and is hereby incorporated in this annual report on Form 10-K by reference to the proxy statement.

ITEM 13	Certain Relationships and Related Transactions

The information required by Item 13 will be included in our proxy statement for the 2009 annual meeting of shareholders, and is hereby incorporated in this annual report on Form 10-K by reference to the proxy statement.

ITEM 14	Principal Accountant Fees and Services

The information required by Item 14 will be included in our proxy statement for the 2009 annual meeting of shareholders, and is hereby incorporated in this annual report on Form 10-K by reference to the proxy statement.

ITEM 15	Exhibits and Financial Statement Schedules

(a)             (1)          The following financial statements and independent auditors’ report are included in theRegistrant’s 2008 Annual Report to Shareholders.
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets —
December 31, 2008 and 2007
Consolidated Statements of Operations —
Years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders’ Equity —
Years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows —
Years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

         (2)        The following financial statement schedule is included in the report:

Schedule II – Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

         (3)        Exhibits included herein

(b)                                                                                                       EXHIBIT
3.1	Restated Certificate of Incorporation of Hooper Holmes, Inc., as amended (1)
3.2	Certificate of Amendment of the Certificate of Incorporation of Hooper Holmes, Inc. (2)
3.3	Bylaws of Hooper Holmes, Inc., as amended (3)
4.1	Rights Agreement between Hooper Holmes, Inc. and First City Transfer Company (4)
4.2	Amendment to Rights Agreement (5)
10.1	Employment Agreement by and between Hooper Holmes, Inc., and James D. Calver (6)
10.2	Form of Indemnification Agreement (7)
10.3	Employee Retention Agreement by and between Hooper Holmes, Inc. and James D. Calver (8)
10.4	Hooper Holmes, Inc. 1994 Stock Option Plan (9)
10.5	Employee Retention Agreement by and between Hooper Holmes, Inc. and Michael Shea (10)
10.6	1997 Stock Option Plan (11)
10.7	1997 Director Option Plan (12)
10.8	Employment Agreement by and between Hooper Holmes, Inc. and Roy H. Bubbs
10.9	Executive Change-in-Control Agreement by and between Hooper Holmes, Inc. and Roy H. Bubbs
10.10	Form of Employee Retention Agreement by and between Hooper Holmes, Inc. and Executive Officers of Hooper Holmes, Inc. (13)
10.11	1999 Stock Option Plan (14)
10.12	2002 Stock Option Plan (15)
10.13	Stock Purchase Plan (2004) of Hooper Holmes, Inc. (16)
10.14	2007 Non-Employee Director Restricted Stock Plan (17)
10.15	2008 Omnibus Employee Incentive Plan (18)
10.16	Loan and Security Agreement between Hooper Holmes, Inc. and CitiCapital Commercial Corporation (19)
10.17	Loan and Security Agreement between Hooper Holmes, Inc. and TD Bank, N.A. dated March 9, 2009 (20)
10.18	Agreement between Hooper Holmes, Inc. and EHS Partners, LLC, signed by Hooper Holmes on June 8, 2006 (21)
10.19	Amendment to agreement between Hooper Holmes, Inc. and EHS Partners, LLC, dated March 1, 2007 (22)
10.20	Final settlement of agreement between the Company and EHS Partners, LLC, dated March 14, 2008 (23)
14	Hooper Holmes, Inc. Code of Conduct (24)
21	Subsidiaries of Hooper Holmes, Inc
23	Consent of Independent Registered Public Accounting Firm
24	Power of attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(3)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated January 18, 2008
(4)	Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 10-K for the fiscal year ended December 31, 2000.
(5)	Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 10-K for the fiscal year ended December 31, 2002.
(6)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 13, 2006.
(7)          Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K
for the fiscal year ended December 31, 1990.
(8)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 13, 2006.
(9)          Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K
for the fiscal year ended December 31, 1994.
(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 23, 2006.
(11)	Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(12)	Incorporated by reference to Exhibit 10.11 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(13)	Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K	for the fiscal year ended December 31, 1996.
(14)	Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(15)          Incorporated by reference to Attachment to the Company’s Proxy Statement for the Annual
Meeting of Shareholders held on May 21, 2002.
(16)	Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(17)	Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K dated March 17, 2008.
(18)	Incorporated by reference to Annex A to the Company’s Proxy Statement for the Annual Meeting of Shareholders held on May 29, 2008.
(19)	Incorporated by reference to Exhibit 1.01 of the Company’s Current Report on Form 8-K dated October 13, 2006.
(20)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 13, 2009.
(21)	Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K dated March 17, 2008.
(22)	Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K dated March 17, 2008.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 17, 2008.
(24)	Incorporated by reference to the Exhibit 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
.

                                                                                                                                                                            Schedule II

Hooper Holmes, Inc
Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2008

(In thousands)

	Balance at Beginning of Period	Additions Charged to Revenues and Expenses (1)	Deductions (2)	Balance at End of Period

Description

Year ended December 31, 2008
Reserves and allowances Accounts receivable allowance	$3,750	$4,975	$(5,689)	$3,036

Year ended December 31, 2007
Reserves and allowances Accounts receivable allowance	$2,412	$7,906	$(6,568)	$3,750

Year ended December 31, 2006
Reserves and allowances Accounts receivable allowance	$1,436	$8,309	$(7,333)	$2,412

(1)                 Includes $4.8 million, $7.8 million and $7.3 million  in 2008, 2007 and 2006, respectively, charged as a reduction to revenues.
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

HOOPER HOLMES, INC.
(Registrant)

  By:      /s/ Roy H. Bubbs
                 Roy H. Bubbs
                                                                                                                   Chief Executive Officer

Date:              March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

_______________________________/s/ Roy H. Bubbs___                                                                                          Date:                   March 16, 2009
Roy H. Bubbs                                          Chief Executive Officer;
     Director

________________________________________________                                                                                        Date:                  March 16, 2009
* Benjamin A. Currier                                  Director

________________________________________________                                                                                        Date:                   March 16, 2009
* Quentin J. Kennedy                                  Director

________________________________________________                                                                                        Date:                   March 16, 2009
* Kenneth R. Rossano                                 Director

________________________________________________                                                                                        Date:                   March 16, 2009
* Elaine Rigolosi                                           Director

________________________________________________                                                                                        Date                    March 16, 2009
* John W. Remshard                                    Director

________________________________________________                                                                                        Date:                   March 16, 2009
* Roy E. Lowrance                                        Director

________________________________________________                                                                                        Date:                   March 16, 2009
* Leslie Hudson                                             Director

                                                                     /s/ Michael J. Shea                                                                                                 Date:                   March 16, 2009
Michael J. Shea                                   Senior V.P. and Chief
Financial and Accounting Officer

*Roy H. Bubbs, by signing his name hereto, does hereby sign this report for the persons before whose printed name an asterisk appears, pursuant to the power of attorney duly executed by such person and filed as Exhibit 24 hereto with the Securities and Exchange Commission.

Leadership Information

Directors

Roy E. Lowrance
Retired. Chief Technology Officer, Reuters

Mr. Lowrance, age 58,  served as the Chief Technology Officer for Reuters from 2006 to 2008.  He was the Chief Technology Officer and Chief Architect for Capital One Financial Corporation from 2002 through 2005. From 2000 to 2002, Mr. Lowrance served as a vice president, director and partner of Boston Consulting Group. Mr. Lowrance has been a director of the Company since March 2, 2005 and is Chairman of the Board, the Chair of the Strategic Oversight Committee, Chair of the Systems Oversight Committee and a member of the Governance and Nominating Committee. (Term expires at the Annual Meeting in 2009.)

Benjamin A. Currier
Retired. Formerly Senior Vice President, Security Life of Denver Ins. Co. — ING/Barings

Mr. Currier, age 75, served as Interim Chief Executive Officer of the Company from August 2005 until January 2006 and as Lead Director from September 2004 until August 2005.  He was Senior Vice President of Operations for Security Life of Denver Insurance Company, a subsidiary of ING/Barings, in Denver, Colorado prior to his retirement in 1997. He has been a director of the Company since 1996, and he is Chair of the Governance and Nominating Committee, and a member of the Strategic Alternative Committee. (Term expires at the Annual Meeting in 2011.)

Quentin J. Kennedy
Retired. Formerly Executive Vice President, Secretary and Director, Federal Paper Board Company

Mr. Kennedy, age 75, was Executive Vice President, Secretary, Treasurer and Director of Federal Paper Board Company in Montvale, New Jersey until his retirement in 1996. He had served in various executive positions with Federal Paper Board since 1960. Mr. Kennedy has been a director of the Company since 1991. He was the Chair of the Audit Committee until February 5, 2007 and is a member of the Audit Committee. (Term expires at the Annual Meeting in 2009.)

Dr. Elaine L. Rigolosi
Professor of Education Department of Organization and Leadership, Teachers College, Columbia University

Dr. Rigolosi, Ed.D, J.D., age 64, is Professor of Education in the Department of Organization and Leadership at Teachers College, Columbia University. She has been associated with Columbia University since 1976, and has maintained a private consulting practice in management for health care organizations since 1974. Dr. Rigolosi has been a director of the Company since 1989, and she is the Chair of the Compensation Committee and a member of the Governance and Nominating Committee. (Term expires at the Annual Meeting in 2011.)

Kenneth R. Rossano
Private Investor.

Mr. Rossano, age 74, is a private investor and consultant to Korn Ferry International in Boston, MA. He has been a director of the Company since 1967, and is a member of the Audit Committee and the Compensation Committee. Mr. Rossano is also a director of Active International, Inc. (Term expires at the Annual Meeting in 2010.)

John W. Remshard
Retired, Former Senior Vice President and Chief Financial Officer, Wellchoice

Mr. Remshard, age 62, was Senior Vice President and Chief Financial Officer of Wellchoice until his retirement in February 2006.  Mr. Remshard became a director of the Company on July 27, 2006 and is the Chair of the Audit Committee and a member of the Governance and Nominating Committee. (Term expires at the Annual Meeting in 2011.)

Directors

Leslie Hudson, Ph.D.
President & CEO, AVI BioPharma Inc.

Dr. Hudson, age 61, was appointed CEO of AVI BioPharma Inc. in February 2008 and re-joined the Board of Directors of Hooper Holmes in November 2007.  Prior to his current position, he served as Interim President and Chief Executive Officer of Nabi Biopharmaceuticals for one year, having been a director of that Company since August 2005. Prior to joining Nabi, he served as Chief Executive Officer and President of DOV Pharmaceutical, Inc., from June 2005 to July 2006.  Dr. Hudson served as Vice Provost for Strategic Initiatives at the University of Pennsylvania from 2003 to June 2005.  From 1995 to 2003 he served in several positions at Pharmacia Corp., including senior vice president of research and exploratory development, senior vice president of emerging technology and commercial development and general manager and group vice president of ophthalmology. Prior to his tenure at Pharmacia, Dr Hudson worked at Repligen Corporation, based in Cambridge, Massachusetts.  He also served in several senior research positions at GlaxoWellcome (GlaxoSmithKline plc) from 1988 to 1994 including vice president for discovery research. Dr. Hudson is a member of the Strategic Alternative Committee and a member of the Compensation Committee. (Term expires at the Annual Meeting in 2009.)

Roy H. Bubbs

Mr. Bubbs, age 59, has been in the financial services industry for 37 years.  As President of Mony Partners he created the brokerage division for the Mony Group, leading strategy, infrastructure, operations and business plan implementation.   His experience in expanding distribution channels, instituting new technology platforms and developing new product portfolios enabled Mony to generate significant growth.  Prior to joining Mony, Mr. Bubbs was Senior Vice President for Manulife, US, where his responsibilities included developing and implementing a multiple distribution channel strategy to reinvigorate insurance sales and eliminate distribution expense losses.  For the first 24 years of his career, Mr. Bubbs was with Cigna, where he served as an agent, agency manager and senior executive.  As Senior Vice President, he was responsible for half of Cigna’s career agency sales force.  He also ran the distribution and field service unit for Cigna’s Pension Division and built the Annuity Division.  (Term expires at the Annual Meeting in 2010.)

Officers

Roy H. Bubbs
Chief Executive Officer and President

Michael J. Shea
Senior Vice President and Chief Financial Officer

Burt R. Wolder
Senior Vice President and Chief Marketing Officer

Mark C. Rosenblum
Senior Vice President, General Counsel and Secretary

Joseph A. Marone
Vice President and Controller

Richard Whitbeck
Senior Vice President, President of Portamedic

Christopher J. Behling
Senior Vice President, President of Health & Wellness Division