Form 10-Q
period 2009-03-31
HOOPER HOLMES INC
filed 2009-05-08
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

The number of shares outstanding of the Registrant’s common stock as of April 30, 2009 were:
Common Stock, $.04 par value – 68,674,587 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES
INDEX

			Page No.
PART I –	Financial Information (unaudited)

	ITEM 1 –	Financial Statements

		Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	1

		Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008	2

		Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008	3

		Notes to Unaudited Consolidated Financial Statements	4-15

	ITEM 2 –	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-28

	ITEM 3 –	Quantitative and Qualitative Disclosures About Market Risk	28

	ITEM 4 –	Controls and Procedures	28

PART II –	Other Information

	ITEM 1 –	Legal Proceedings	29

	ITEM 1A –	Risk Factors	30

	ITEM 2 –	Unregistered Sales of Equity Securities and Use of Proceeds	30

	ITEM 3 –	Defaults upon Senior Securities	30

	ITEM 4 –	Submission of Matters to a Vote of Security Holders	30

	ITEM 5 –	Other Information	30

	ITEM 6 –	Exhibits	30

		Signatures	31

Consolidated Balance Sheets
(unaudited)
 (In thousands, except share and per share data)

	March 31, 2009	December 31, 2008
ASSETS (Note 9)
Current assets:
Cash and cash equivalents	$10,202	$11,547
Accounts receivable, net of allowance for doubtful accounts of $2,680 and $3,036 at March 31, 2009 and December 31, 2008, respectively	26,139	25,366
Inventories	2,472	2,865
Income tax receivable	25	31
Other current assets	2,847	2,325
Total current assets	41,685	42,134

Property, plant and equipment at cost	44,920	44,736
Less: Accumulated depreciation and amortization	30,424	29,395
Property, plant and equipment, net	14,496	15,341

Intangible assets, net	1,320	1,429
Other assets	395	365
Total assets	$57,896	$59,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,901	$6,701
Accrued expenses	11,677	11,452
Total current liabilities	18,578	18,153
Other long-term liabilities	186	348
Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 68,683,982 shares as of March 31, 2009 and December 31, 2008	2,747	2,747
Additional paid-in capital	147,001	146,846
Accumulated deficit	(110,545)	(108,754)
	39,203	40,839
Less: Treasury stock, at cost 9,395 shares as of March 31, 2009 and December 31, 2008	(71)	(71)
Total stockholders’ equity	39,132	40,768
Total liabilities and stockholders' equity	$57,896	$59,269

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
(unaudited)
 (In thousands, except share and per share data)

	Three Months ended March 31,
	2009	2008
Revenues	$47,435	$52,379
Cost of operations	35,039	38,142
Gross profit	12,396	14,237
Selling, general and administrative expenses	13,832	13,336
Restructuring and other charges	188	1,653
Operating loss from continuing operations	(1,624)	(752)
Other income (expense):
Interest income	24	73
Other expense, net	(133)	(56)
	(109)	17
Loss from continuing operations before income taxes	(1,733)	(735)

Income tax expense (benefit)	17	(51)

Loss from continuing operations	(1,750)	(684)

Discontinued operations:
Income from discontinued operations, net of income tax	-	86
Loss on sale of subsidiary	(41)	-
	(41)	86
Net loss	$(1,791)	$(598)
Basic and diluted earnings (loss) per share:
Continuing operations
Basic	$(0.03)	$(0.01)
Diluted	(0.03)	(0.01)
Discontinued operations
Basic	$-	$-
Diluted	-	-
Net loss
Basic	$(0.03)	$(0.01)
Diluted	(0.03)	(0.01)

Weighted average number of shares:
Basic and diluted	68,674,587	68,634,587

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
 (Unaudited, in thousands)

	Three Months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,791)	$(598)
(Loss) income from discontinued operations, net of taxes	(41)	86
Loss from continuing operations	(1,750)	(684)
Adjustments to reconcile loss from continuing operations to net cash provided by
(used in) operating activities of continuing operations:
Depreciation	1,724	758
Amortization	109	270
Provision for bad debt expense	17	46
Share-based compensation expense	155	7
Loss on disposal of fixed assets	66	39
Change in assets and liabilities, net of effect
from disposition of business:
Accounts receivable	(790)	(3,467)
Inventories	393	87
Other assets	(456)	(391)
Income tax receivable	6	(42)
Accounts payable, accrued expenses and other long-term liabilities	679	(1,204)
Net cash provided by (used) in operating activities of continuing operations	153	(4,581)
Net cash provided by operating activities of discontinued operations	-	648
Net cash provided by (used in) operating activities	153	(3,933)

Cash flows from investing activities:
Capital expenditures	(1,403)	(1,387)
Net cash used in investing activities of continuing operations	(1,403)	(1,387)
Net cash provided by investing activities of discontinued operations	83	-
Net cash used in investing activities	(1,320)	(1,387)

Cash flows from financing activities:
Debt financing fees	(178)	-
Net cash used in financing activities of continuing operations	(178)	-
Net cash used in financing activities of discontinued operations	-	-
Net cash used in financing activities	(178)	-

Net decrease in cash and cash equivalents	(1,345)	(5,320)
Cash and cash equivalents at beginning of period	11,547	11,267
Cash and cash equivalents at end of period	$10,202	$5,947

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$198	$614
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	-	$6

See accompanying notes to consolidated financial statements.

HOOPER HOLMES, INC.

Notes to Unaudited Consolidated Financial Statements
March 31, 2009
 (in thousands, except share data, unless otherwise noted)

Note 1: Basis of Presentation

a)      The unaudited interim consolidated financial statements of Hooper Holmes, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2008 annual report on Form 10-K.

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

The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for any other interim period or the full year.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

b)      On June 30, 2008, the Company sold substantially all of the assets and liabilities of its Claims Evaluation Division (“CED”).  The CED met the definition of a “component of an entity” and therefore has been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  Accordingly, the CED operating results and cash flows are segregated and reported as discontinued operations in the accompanying consolidated statement of operations and cash flows for the three months ended March 31, 2008.

Effective upon the sale of CED, the Company operates within one reportable operating segment. All corresponding footnotes reflect the discontinued operations presentation.  See Note 5 for additional information on the sale of CED.

c)      Certain reclassifications have been made to the prior year’s consolidated financial statements in order to conform to the current year’s presentation.

Note 2:	Liquidity

For the three months ended March 31, 2009 and 2008, the Company incurred losses from continuing operations of $1.8 million and $0.7 million, respectively, which include losses from operations, restructuring and other charges.  The Company has managed its liquidity through the sale of certain assets in 2008 and a series of cost reduction initiatives.

At March 31, 2009, the Company had approximately $10.2 million in cash and cash equivalents and no outstanding debt.  The Company’s net cash provided by (used in) operating activities of continuing operations for the three months ended March 31, 2009 and 2008 were $0.2 million and $(4.6) million, respectively.

As discussed in Note 9, on March 9, 2009 the Company entered into a 3 year Loan and Security Agreement with TD Bank, N.A., (TD Bank), which provides the Company with a revolving line of credit limited to the lesser of $15 million, or 85% of eligible accounts receivable, as defined.  As of March 31, 2009, the Company’s borrowing capacity under the revolving line of credit totals $15 million.  The Loan and Security Agreement requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of January 31, 2010 and as of the end of each of the Company’s fiscal quarters thereafter.  As of March 31, 2009, the Company’s fixed charge coverage ratio measured on a trailing 12-month basis was 0.4:1.  If March 31, 2009 were the measurement date, the Company would fail this financial covenant and therefore would have no borrowing capability under the terms of its Loan and Security Agreement after January 31, 2010.

For the three months ended March 31, 2009, the Company’s consolidated revenues totaled $47.4 million, representing a decline of approximately 9.4% from the prior year period, primarily a result of the downturn in the economy and its negative impact on the life insurance industry in which the Company serves.  In response to the declining revenues, during the first quarter of 2009, the Company has taken certain actions to reduce its costs including headcount reductions, wage and hiring freezes, and a reduction in capital expenditures and general operating expenses.  These actions are expected to further reduce expenses during the remainder of 2009 and thereafter.

Based on the Company’s anticipated level of future revenues, the cost reduction initiatives implemented to date, along with the Company’s existing cash and cash equivalents, the Company believes it has sufficient funds to meet its cash needs through at least March 31, 2010.

The current challenging economic climate may lead to further reductions in revenues.  If revenues continue to decline compared to the prior year, operating losses will continue, and the Company will be required to take additional actions to further reduce costs, capital spending and restructure operations.  This would also reduce the Company’s cash reserves and potentially require the Company to borrow under the Loan and Security Agreement with TD Bank. Furthermore, there is no guarantee that the Company’s current and future cost reduction actions will generate the cost savings necessary to off-set declining revenues and operating profits.  If the Company is unsuccessful in implementing cost reduction initiatives and/or if revenues continue to decline at levels similar to or worse than that experienced in the first quarter of 2009, the Company will fail the financial covenant contained in the Loan and Security Agreement and therefore would be prohibited from borrowing under the Loan and Security Agreement after January 31, 2010.  These and other factors would adversely affect the Company’s liquidity and its ability to generate profits in the future.

Note 3:	Earnings (Loss) Per Share

“Basic” loss per share equals net loss divided by the weighted average common shares outstanding during the period.  “Diluted” loss per share equals net loss divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents.

The Company’s net loss and weighted average shares outstanding used for computing diluted loss per share for continuing operations and discontinued operations were the same as those used for computing basic loss per share for the three month periods ended March 31, 2009 and 2008 because the inclusion of common stock equivalents would be antidilutive.  Outstanding stock options to purchase 5,769,800 and 5,383,500 shares of common stock were excluded from the calculation of diluted loss per share for the three month periods ended March 31, 2009 and 2008, respectively, because their exercise prices exceeded the average market price of the Company’s common stock for such periods and therefore were antidilutive.

Note 4: Share-Based Compensation

Stock Option and Stock Award Plans — On May 29, 2008, the Company’s shareholders approved the 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, restricted stock and performance shares.  The 2008 Plan provides for the issuance of an aggregate total of 5,000,000 shares.  As of March 31, 2009, the Company is authorized to grant share-based awards for approximately 2,495,000 shares under the 2008 Plan.

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

During the three month period ended March 31, 2009 stock options granted totaled 75,000.  No stock options were granted during the three month period ended March 31, 2008.  The fair value of the stock options granted during the three month period ended March 31, 2009 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

For the three months ended March 31,
2009
Expected life (years)	5.54
Expected volatility	65.9%
Expected dividend yield	-
Risk-free interest rate	1.67%
Weighted average fair value of options
granted during the period	$0.13

The expected life of options granted is derived from the Company’s historical experience and represents the period of time that options granted are expected to be outstanding.  Expected volatility is based on the Company’s long-term historical volatility.  The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.  SFAS No. 123 revised 2004 “Share-Based Payment” (“SFAS 123R”) specifies that initial accruals be based on the estimated number of instruments for which the requisite service is expected to be rendered.  Therefore, the Company is required to incorporate the probability of pre-vesting forfeitures in determining the number of vested options.  The forfeiture rate is based on the historical forfeiture experience.  The Company monitors employee termination patterns to estimate forfeiture rates used within the valuation model.

The following table summarizes stock option activity for the three month period ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2008	6,309,000	$3.52
Granted	75,000	$0.22
Exercised	-	-
Cancelled	(99,200)	3.60
Forfeitures	(340,000)	2.76
Outstanding balance at March 31, 2009	5,944,800	$3.52	6.8	$41
Options exercisable at March 31, 2009	2,577,925	$6.22	4.0	-

The aggregate intrinsic value disclosed in the table above represents the difference between the Company’s closing stock price on the last trading day of the first quarter (March 31, 2009) and the exercise price, multiplied by the number of in-the-money stock options for each category.

No stock options were exercised during the three month periods ended March 31, 2009 and 2008.  Options for the purchase of 30,000 shares of common stock vested during the three month period ended March 31, 2009.  The fair value of options that vested during the three month period ended March 31, 2009 was $0.06 million.  As of March 31, 2009, there was approximately $1.7 million of total unrecognized compensation cost related to stock options.  The cost is expected to be recognized over 3.6 years.

Stock Purchase Plan — The Company has an Employee Stock Purchase Plan which provides for the granting of purchase rights for up to 2,000,000 shares of Company stock to eligible employees of the Company. The plan provides employees with the opportunity to purchase shares on the date 13 months from the grant date (“the purchase date”) at a purchase price equal to 95% of the closing price of the Company’s common stock on the NYSE AMEX Stock Exchange (“AMEX”) on the grant date. During the period between the grant date and the purchase date, up to 10% of a participating employee’s compensation, not to exceed $.025 million, is withheld to fund the purchase of shares under the plan. Employees can cancel their purchases at any time during the period without penalty.  In February 2008, purchase rights for up to 250,000 shares were granted with an aggregate fair value of $0.1 million, based on the Black-Scholes pricing model.  The February 2008 plan offering concluded in March 2009 in accordance with the Plan’s automatic termination provision with no shares being issued.  In February 2009, purchase rights for up to 850,000 shares were granted with an aggregate fair value of $0.05 million, based on the Black-Scholes option pricing model.  The February 2009 plan will conclude in March 2010.

Stock Awards — On May 30, 2007, the Company’s shareholders approved the 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company’s stock.  The total number of shares that may be awarded under the 2007 Plan is 600,000.  Effective June 1, 2007, each non-employee member of the Board other than the non-executive chair receives 5,000 shares and the non-executive chair receives 10,000 shares of the Company’s stock with such shares vesting immediately upon issuance.  The shares awarded under the 2007 Plan on June 1, 2007, are “restricted securities”, as defined in SEC Rule 144 under the Securities Act of 1933, as amended.  The Company filed a Registration Statement on Form S-8 with respect to the 2007 Plan on April 16, 2008.  The directors who receive shares under the 2007 Plan are “affiliates” as defined in Rule 144 of the Securities Act of 1933 and thus remain subject to the applicable provisions of Rule 144.  In addition, the terms of the awards (whether or not restricted) specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board and, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member.  No shares were awarded during the three month periods ended March 31, 2009 and 2008.

The Company recorded $0.2 million and $0.1 million of compensation cost in selling, general and administrative expenses for the three month periods ended March 31, 2009 and 2008, respectively, related to share-based compensation and the Employee Stock Purchase Plan.  In connection with the resignation of the former CEO, the Company reversed previously recorded share-based compensation expense totaling $0.1 million during the three month period ended March 31, 2008.  The reversal was recorded in restructuring and other charges (See Note 8).

Note 5:  Discontinued Operations

On June 30, 2008, the Company sold substantially all of the assets and liabilities of the CED operating segment for $5.6 million and received cash payments totaling $5.1 million and a $0.5 million note receivable due in six equal monthly installments beginning July 31, 2008.  As of March 31, 2009, the note receivable was fully paid.  In connection with the sale of the CED, the Company has been released as the primary obligor for certain lease obligations acquired but remains secondarily liable in the event the buyer defaults.  The guarantee is provided for the term of the lease, which expires in July 2015.  In 2008, the Company recorded a reserve of $0.3 million, representing the fair value of the guarantee obligation.  The maximum potential amount of future payments under the guarantee is $0.8 million.  In 2008, the Company recognized a net gain on the sale of the CED of approximately $0.9 million, inclusive of the above mentioned reserve of $0.3 million, which was reported in discontinued operations.

The following summarizes the operating results of the CED which are reported in income from discontinued operations in the accompanying consolidated statement of operations:

Three Months Ended March 31, 2008
(in thousands)
Revenues	$6,717
Pre-tax income	$97
Income tax expense	$11

As previously disclosed, on October 9, 2007, the Company completed the sale of its U.K subsidiary Medicals Direct Group (“MDG”) for $15.3 million and received a cash payment of $12.8 million, net of closing adjustments of $1.2 million.  In addition, the Company incurred $1.0 million of expenses related to the sale.  Additional payments to be received include $0.5 million within nine months of the closing and $0.7 million within 24 months of the closing.  The Company recognized a net gain on the sale of approximately $9.2 million, inclusive of $1.4 million of MDG foreign currency translation gains, which was reported in discontinued operations in 2007.

In connection with the sale of MDG, the Company agreed to indemnify the purchaser for certain pre-closing tax liabilities.  As of December 31, 2008, the Company had a liability totaling $1.4 million relating to these pre-closing tax obligations of MDG.  In the first quarter of 2009, the Company recorded an additional liability of $0.04 million resulting in a total liability for these pre-closing tax matters of $1.5 million as of March 31, 2009.

On May 7, 2009, the Company reached a settlement agreement with Medicals Direct Holding Limited (“MD”) (successor-in-interest to the purchaser) whereby the Company and MD agreed to fully release and discharge each other for any and all claims known or unknown under the Stock Purchase Agreement and the Tax Deed executed on October 9, 2007. The Company agreed to pay MD the sum of $0.3 million for this release and further released MD from the additional purchase price payments due the Company, totaling $1.2 million.

Note 6:  Intangibles

The following table presents certain information regarding the Company’s intangible assets as of March 31, 2009 and December 31, 2008.  All identifiable intangible assets are being amortized over their useful lives, as indicated below, with no residual values.

(in thousands)	Weighted Average Useful Life (years)	Gross Carrying Amount	Amortization	Balance
At March 31, 2009:
Non-Competition agreements	4.7	$8,738	$8,738	$-
Customer relationships	9.7	12,502	11,307	1,195
Trademarks and tradenames	15.7	487	362	125
		$21,727	$20,407	$1,320
At December 31, 2008:
Non-Competition agreements	4.7	$8,738	$8,735	$3
Customer relationships	9.7	12,502	11,207	1,295
Trademarks and tradenames	15.7	487	356	131
		$21,727	$20,298	$1,429

The aggregate intangible amortization expense for the three months ended March 31, 2009 and 2008 was approximately $0.1 million and $0.3 million, respectively. Assuming no additional change in the gross carrying amount of intangible assets, the estimated intangible amortization expense for fiscal year 2009 is $0.4 million and for fiscal years 2010 to 2013 is $0.4 million, $0.3 million, $0.2 million, and $0.03 million, respectively.

Note 7: Inventories

Inventory, which consists of finished goods and component inventory, is stated at the lower of average cost or market using the first-in first-out (FIFO) inventory method.  Included in inventories at March 31, 2009 and December 31, 2008 are $1.5 million and $1.8 million of finished goods and $1.0 million and $1.1 million of components, respectively.

Note 8: Restructuring and Other Charges

During the three month period ended March 31, 2009, the Company recorded restructuring charges totaling $0.2 million, representing employee severance costs, primarily related to cost reduction actions relating to the Company’s core Portamedic business and Underwriting Solutions.  As of March 31, 2009, all payments relating to this restructuring were completed.

During the three months ended March 31, 2008, the Company recorded restructuring and other charges totaling $1.7 million.  The restructuring charges consisted primarily of severance related to the resignation of the former CEO ($0.4 million), branch office closure costs ($0.2 million) and employee severance costs ($0.2 million), recorded primarily as a result of further reorganization in the Company’s Portamedic business.  Other charges consisted of an early termination fee related to an agreement with the outside consultant utilized in the Company’s 2006 strategic review and totaled $0.9 million.  As of December 31, 2008, all payments relating to these restructuring and other charges were paid.

During the year ended December 31, 2007, the Company recorded restructuring and other charges totaling $4.7 million.  The restructuring charges consisted primarily of branch office closure costs ($1.6 million) and employee severance costs ($1.3 million), recorded primarily as a result of the reorganization in the Portamedic business.  Other charges consisted of the write off of business application software ($0.8 million) and legal settlements with an insurance company client and a software supplier ($1.0 million) which were paid during 2008.

Following is a summary of the 2007 restructuring charges as of March 31, 2009:

(In millions)	Balance at		Balance at
	December 31, 2008	2009 Payments	March 31, 2009
Lease Obligations	$0.4	$(0.1)	$0.3

During the year ended December 31, 2005, the Company recorded restructuring and other charges of $6.3 million, which included employee severance packages totaling $4.6 million, branch office closures costs of $0.3 million and the write off of certain purchased business application software totaling $1.4 million.

Following is a summary of the 2005 restructuring charges as of March 31, 2009:

(In millions)	Balance at December 31, 2008	2009 Payments	Balance at March 31, 2009
Severance\Lease Obligations	$0.2	$(0.1)	$0.1

At March 31, 2009, $0.3 million of restructuring charges are recorded in accrued expenses in the accompanying consolidated balance sheet. Cash payments related to the above described restructuring charges are expected to be completed within the next twelve months, except for certain branch office closure costs of $0.1 million, which are recorded in other long-term liabilities as of March 31, 2009.

Note 9 — Revolving Credit Facility

As of December 31, 2008 and for the majority of the first quarter of 2009, the Company had a three year Revolving Credit Facility (the “Credit Facility”) with CitiCapital Commercial Corporation (“CitiCapital”).  The Credit Facility was due to expire on October 10, 2009.  On March 9, 2009, the Company entered into a three year Loan and Security Agreement (the “Loan and Security Agreement”) with TD Bank which expires on March 8, 2012.  In connection with the Company entering into the Loan and Security Agreement with TD Bank, the Company terminated its Credit Facility with CitiCapital.

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

TD Bank, in its sole discretion based upon its reasonable credit judgment, may (A) establish and change reserves required against Eligible Receivables, (B) change the advance rate against Eligible Receivables or the fair market value of the Company’s corporate headquarters, and (C) impose additional restrictions on the standards of eligibility for Eligible Receivables, any of which could reduce the aggregate amount of indebtedness that may be incurred under the Loan and Security Agreement.

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

        As security for the Company’s full and timely payment and other obligations under the Loan and Security Agreement, the Company has granted TD Bank a security interest in all existing and after-acquired property of the Company and its subsidiary guarantors, including its receivables (which are subject to a lockbox account arrangement), inventory and equipment.  As further security, the Company has granted TD Bank a mortgage lien encumbering the Company’s corporate headquarters.  In addition, the obligations are secured under the terms of security agreements and guarantees provided by all of the Company’s subsidiaries.  The aforementioned security interest and mortgage lien are referred to herein as the “Collateral”.

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

The Loan and Security Agreement also contains a financial covenant, which requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of January 31, 2010, and as of the end of each of the Company’s fiscal quarters thereafter.  As of March 31, 2009, the Company’s fixed charge coverage ratio measured on a trailing 12-month period was 0.4 to 1.0.  If March 31, 2009 were the measurement date, the Company would fail this financial covenant and therefore would have no borrowing capability under the terms of its Loan and Security Agreement after January 31, 2010.

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

The revolving credit loans are payable in full, together with all accrued and unpaid interest, on the earlier of March 8, 2012 or the date of termination of the loan commitments, termination being one of the actions TD Bank may take upon the occurrence of an event of default.  The Company may prepay any revolving credit loan, in whole or in part without penalty.  The Company may also terminate the Loan and Security Agreement, provided that on the date of such termination all of its obligations are paid in full.  The Company will be required to pay an early termination fee equal to $0.3 million if the termination occurs prior to the first anniversary of the date of the parties’ execution of the Loan and Security Agreement, $0.2 million if termination occurs after the first anniversary but prior to the second anniversary, and $0.1 million if termination occurs after the second anniversary, but prior to the Loan and Security Agreement expiration date.

Note 10: Commitments and Contingencies

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

The terms of the 2002 Stock Option Plan provide that a total of 3,000,000 shares of common stock may be issued in connection with grants under the plan.  Options exercisable for an aggregate of 2,197,900 shares have been granted under the plan.  The options granted under the 2002 Stock Option Plan were granted to employees of the Company, primarily members of the Company’s senior management.  Option exercises occurred in May 2007 (45,000 shares purchased at an exercise price of $3.46 per share) and between June 2003 and January 2004 (3,200 shares purchased at an exercise price of $6.18 per share).  The Company believes that the acquisition of the shares upon exercise of these options was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

The terms of the 2004 Employee Stock Purchase Plan provide that a total of 2,000,000 shares of common stock may be issued under the plan.  To date, participants in the plan have purchased an aggregate of 81,508 shares under the plan at a per share purchase price of $2.70.  The aggregate purchase price of these shares was approximately $0.2 million.  Such shares were issued in March 2007.

The issuance of shares upon exercise of purchase rights granted under the 2004 Employee Stock Purchase Plan, which occurred prior to the filing of the Registration Statement, may not have been exempt from registration under the Securities Act and applicable state securities laws and regulations.  As a result, the Company may have potential liability to those employees (and, in some cases, now former employees) to whom the Company issued its shares upon the exercise of purchase rights granted under the plan.  The Company may also have potential liability with respect to shares issued under the 2002 Stock Option Plan if the acquisition of shares under the plan is not exempt from registration under Section 4(2) of the Securities Act.  However, based on the number of shares at issue and taking into consideration the current price of the Company’s common stock, as reported on the AMEX, the Company believes that its current potential liability for rescission claims is not material to its consolidated financial condition, results of operations or cash flows.

The Company sold its Medicals Direct Group (“MDG”) business in the United Kingdom on October 9, 2007.  In connection with the sale of MDG, the Company agreed to indemnify the purchaser for certain pre-closing tax liabilities.  As of December 31, 2008, the Company had a liability totaling $1.4 million relating to these pre-closing tax obligations of MDG.  In the first quarter of 2009, the Company recorded an additional liability of $0.04 million resulting in a total liability for these pre-closing tax matters of $1.5 million as of March 31, 2009.

On May 7, 2009, the Company reached a settlement agreement with Medicals Direct Holding Limited (“MD”) (successor-in-interest to the purchaser) whereby the Company and MD agreed to fully release and discharge each other for any and all claims known or unknown under the Stock Purchase Agreement and the Tax Deed executed on October 9, 2007. The Company agreed to pay MD the sum of $0.3 million for this release and further released MD from the additional purchase price payments due the Company, totaling $1.2 million.

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

Note 11 — Litigation

On February 28, 2008, a physician, John McGee, M.D., filed suit in the United States District Court for the Eastern District of New York in which he alleged, among other things, that an insurance company and numerous other named and unnamed defendants including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008), violated various laws, including the Racketeer Influenced Corrupt Organization Act (“RICO”), in connection with the arranging of independent medical examinations.  The substance of the claim appears to be that the plaintiff physician was denied compensation for medical services allegedly rendered to persons claiming to have been injured in automobile accidents, after independent medical examinations arranged by the defendant insurance company indicated no basis for those services.  It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or the CED in particular.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.   The Company, along with the other defendants, have moved to dismiss the case, and these motions are pending. The motions are based on grounds similar to those asserted in the motion to dismiss filed in the Sundahl matter, described below.  The Company has retained liability for this litigation following the sale of substantially all of the assets and liabilities of the CED.

On April 3, 2008, Gregory Sundahl and Jesse Sundahl, individually and on behalf of all others similarly situated, filed suit in the United States District Court for the Eastern District of New York in which they alleged, among other things, that an insurance company and numerous other named and unnamed defendants including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008), violated various laws, including RICO, in connection with the arranging of independent medical examinations.  This suit was filed by the same lawyer that filed the McGee case described above, and contains similar allegations, but on behalf of the patients who were allegedly injured in automobile accidents whose medical services were not paid for based on the results of independent medical examinations.  It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or CED in particular.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.  The Company, along with the other defendants, moved to dismiss the case, and this motion was granted on March 31, 2009.  The alleged claims under federal law have been dismissed with prejudice; the alleged claims under state law were dismissed without prejudice to plaintiffs re-filing them in state court.  On April 22, 2009, plaintiffs moved for reconsideration of the dismissal order; the Company’s opposition to that motion was filed May 4, 2009.   The Company has retained liability for this litigation following the sale of substantially all of the assets and liabilities of the CED.

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

Note 12: Income Taxes

For the three month period ended March 31, 2009, the Company recorded $0.02 million in state income tax expense compared to a state tax benefit of $0.05 million for the three month period ended March 31, 2008.

The tax expense recorded in the three month period ended March 31, 2009 reflects certain state tax liabilities.  The net tax benefit recorded in the three month period ended March 31, 2008 reflects certain state tax liabilities offset by a refund of certain state income taxes.  No federal tax benefit was recorded relating to the current year losses, as the Company continues to believe that a full valuation allowance is required on its net deferred tax assets.

No amounts were recorded for unrecognized tax benefits or for the payment of interest or penalties during the three month periods ended March 31, 2009 and 2008.

In July 2008, the Company received notification from the Internal Revenue Service (the “IRS”) that it had completed its audits of the Company’s tax returns for the years 2001 through 2006 with no adjustments.  State income tax returns for the year 2003 and forward are subject to examination.

As of March 31, 2009 the Company has U.S. federal and state net operating loss carryforwards of approximately $73.3 million and $61.9 million, respectively.  The net operating loss carryforwards, if unutilized, will expire in the years 2010 through 2028.

Note 13: Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurement.  SFAS 157 was effective January 1, 2008, except for certain provisions which became effective January 1, 2009. The impact of the adoption of SFAS 157 was not material to the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R significantly changes the way companies account for business combinations and generally will require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value.  Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business.  SFAS 141R also requires, among other things, acquirers to estimate the acquisition date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings.  In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS 141R did not impact the Company during the three months ended March 31, 2009 as the Company made no acquisitions during this period.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements,’’ an Amendment of ARB 51 (“SFAS 160”).  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure on the face of the consolidated statement of operations the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of SFAS 160 did not impact the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1).  The FSP addresses whether awards granted in share-based payment transactions are participating securities prior to vesting and therefore, need to be included in the earnings allocation in computing earnings per share using the two-class method under SFAS No. 128, Earnings per Share.  The FSP requires unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as a separate class of securities in calculating earnings per share.  FSP EITF 03-6-1 was effective beginning January 1, 2009.  The adoption of the FSP did not impact the Company during the three months ended March 31, 2009 as the Company did not have any outstanding participating securities as defined in the FSP as of March 31, 2009.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP 107-1, which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements.  This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods.  FSP 107-1 will be effective for interim periods ending after June 15, 2009.  The adoption of FSP 107-1 is not expected to have a material impact on the Company’s consolidated financial statements.

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

The section of our 2008 annual report on Form 10-K entitled “Risk Factors” discusses some of these and other important risks that may affect our business, results of operations, cash flows and financial condition.  The risks described above and the risks described in the “Risk Factors” section and similar discussions in our other filings with the Securities and Exchange Commission (“SEC”) include, but are not limited to risks related to customer concerns about our financial health, our limited or negative cash flows, our liquidity, future claims arising from the sale of certain of our businesses, declines in our business, our competitive disadvantage, and our ability to successfully implement cost reduction initiatives.  Investors should consider these factors before deciding to make or maintain an investment in our securities. The forward-looking statements included in this quarterly report are based on information available to us as of the date of this report.  We expressly disclaim any intent or obligation to update any forward-looking statements including, without limitation, to reflect subsequent events or circumstances.

Overview

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

•	Health & Wellness – conducts wellness screenings for health management companies, including wellness companies, disease management organizations and health plans;

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

Our core Portamedic paramedical examination business accounted for approximately 73.8% and 71.3% of our total consolidated revenues for the three month periods ended March 31, 2009 and 2008, respectively.

 Highlights for the First Quarter 2009

Financial Results for the Quarter Ended March 31, 2009

For the three months ended March 31, 2009, consolidated revenues totaled $47.4 million, a 9.4% decline from the corresponding prior year period.  Our gross profit totaled $12.4 million, or 26.1% of revenues for the first quarter of 2009, which represents a decline from our gross profit of 27.2% of revenues in the first quarter of 2008.  SG&A expenses were $13.8 million in the first quarter of 2009 compared to $13.3 million in the first quarter of 2008, an increase of approximately 3.7%.  As detailed below in the Portamedic/Infolink highlights, included in SG&A expense is increased depreciation expense (non-cash) of approximately $0.8 million for the three months ended March 31, 2009, related to the reduction of the estimated useful life of our current IT system.  For the first quarter of 2009, we incurred a loss from continuing operations of $1.8 million, $(0.03) per share, compared to a loss from continuing operations of $0.7 million, or $(0.01) per share in the first quarter of 2008.  Our loss from continuing operations for the first quarter of 2009 includes $0.2 million of restructuring and other charges consisting primarily of severance.  The loss from continuing operations for the first quarter of 2008 included restructuring and other charges totaling $1.7 million, which consisted primarily of severance related to the resignation of the previous CEO, and charges related to the early termination of an agreement with outside consultants utilized in the Company’s 2006 strategic review and restructuring charges related to office closures and severance.

Portamedic/Infolink

In the quarter ended March 31, 2009, Portamedic revenues decreased 6.2% in comparison to the prior year period  with Infolink revenues declining 24.9% compared to the prior year.  We continue to believe that achieving acceptable profitability levels will require top-line revenue growth, including the reversal of past revenue declines. Although we have approvals from over 90% of the insurance carriers in the marketplace, the number of paramedical examinations we complete on life insurance applicants continues to decline.  The rate of decline in the number of paramedical examinations per day completed by our Portamedic business approximated 10% in the first quarter of 2009 compared to the corresponding period of 2008.  This first quarter 2009 rate of decline represents a slight improvement from the 12% rate of decline in number of paramedical examinations per day experienced in the fourth quarter of 2008.  The decline in completed examinations in the first quarter of 2009 compared to the corresponding period in the prior year, was primarily a result of the current economic downturn, and its negative impact on the number of consumers seeking to purchase life insurance.   We must achieve greater success in turning carrier approvals into unit sales at the local agent, corporate and brokerage levels.  We continue to take steps to strengthen our local sales force: we are hiring more sales representatives, streamlining our sales tracking systems, improving sales training, and focusing sales incentives on increases in paramedical exams completed (i.e. unit goals).

The market for our Portamedic/Infolink services has steadily declined.  For example, according to the MIB Life Index, in 2008 there were approximately nine million applications for life insurance completed in the United States, compared to approximately 17 million applications in 1985.  The current economic downturn has also negatively impacted the market for the sale of life insurance products.  Notwithstanding the rate of decline in applications submitted, we believe that the market continues to offer attractive opportunities to a company that can sell its services effectively and distinguish itself from its competitors.

We are taking the following steps to increase our marketshare and improve top-line revenue:

•
The Company has introduced its National Broker & General Agency service program which includes specialized training of our field sales representatives to market to this specific distribution channel.  To serve these customers, we have implemented new case management services which link our ordering and imaging systems to many agency management tools.

•
In January, 2009, we instituted a pricing increase for Portamedic examinations of approximately 6% for non-contract customers.  As a result of this pricing increase, and increases received from other Portamedic/Infolink customers under contract, revenue per exam increased approximately 4% in the first quarter of 2009 in comparison to the corresponding prior year period.

•
In early 2009, we engaged Leerink Swann, a healthcare strategic advisor, to assess the short and long term strategy of the Company, including assistance in creating new sources of revenue in adjacent markets (such as healthcare) by utilizing existing core capabilities in each of our business units, including Portamedic/Infolink.  Leerink Swann will also assist the Company in expanding the range of offerings in our Health & Wellness and Heritage Labs businesses, with a specific focus on high value opportunities.

•
We expect to continue to expand managed scheduling across the Portamedic business.  Currently, many of our examiners schedule their own appointments with applicants, and it may take six to seven days to schedule an examination.  In those markets where we have introduced managed scheduling, we have reduced the time required to schedule an examination to as little as three to four days.

•
We have established a quality/imaging platform for all paramedical exam reports on a trial basis.  This platform allows us to review the accuracy and legibility of examination reports.  This imaging platform, which we plan to extend throughout Portamedic, is expected to improve our quality of service to customers.

•	In September 2008, we appointed a new President of Portamedic who has more than 25 years experience as a senior executive in the insurance industry.

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

Although the number of paramedical examinations Portamedic performs continues to decline, we believe that we are a market leader in the industry.  We also believe that the steps we are taking to improve our selling ability and the quality of our services will enable us to reduce the decline experienced in the last several years.  However, in 2009 market conditions are expected to remain difficult for our Portamedic/Infolink businesses, particularly in light of the weakened U.S. economy and its negative impact on the market for life insurance, along with the related impact on our customers.

Heritage Labs

The Heritage Labs business consists principally of performing tests of blood, urine and/or oral fluid specimens and the assembly and sale of kits used in the collection and transportation of such specimens to its lab facility.  In the first quarter of 2009, approximately 56% of Heritage Labs’ revenue came from lab testing and 44% came from the sale of specimen kits.

Since much of Heritage Labs’ revenue originates from paramedical exam companies (including Portamedic), Heritage Labs is affected by the same negative market trends affecting Portamedic, namely the decline in the number of life insurance applications.  In response, Heritage Labs has taken the following steps to expand its market share and increase revenues:

•	In January 2009, Heritage Labs moved its lab facilities to a new, larger location which is expected to increase productivity and enable new service/product offerings.

•
Heritage Labs has increased its sales force, including the hiring of an individual with significant experience in the life insurance industry to a newly-created position of VP of Sales. In addition, Heritage Labs hired a Medical Director to better serve our clients with lab and mortality related issues.  This reflects our strategy to deliver research and statistical analyses to improve our customers’ underwriting performance.

•
Heritage Labs continues to expand its kit assembly business.  Heritage Labs is an FDA-registered Class I and Class II medical device assembler.  Of the three laboratories providing testing services to the insurance industry, only Heritage Labs is licensed to assemble kits.  In late 2008, Heritage Labs announced the award of a contract to assemble biospecimen kits for the National Children’s Study, a study focused on improving children’s health and led by a consortium of federal agencies.

•
In 2008, Heritage Labs began to market a line of self-collected finger stick test kits directly to customers, under the trade name “Appraise.”  These kits test hemoglobin A1c.  The hemoglobin A1c test is particularly important for diabetics, who must regularly monitor their hemoglobin A1c levels.  Heritage Labs uses two blood testing methods for hemoglobin A1c, one for testing whole blood specimens and the other for testing dried blood spots.  Heritage Labs is the only laboratory worldwide which has been certified by the National Glycohemoglobin Standardization Program for A1c testing using dried blood spot specimens.  The test kits are currently available in retail locations including Wal-Mart, Rite Aid and other locations nationwide.

In the first quarter of 2009, Heritage Labs’ revenues decreased approximately 10.9% in comparison to the prior year period.  A significant contributing factor to this decline was the loss of a significant customer in April 2008 who transferred its lab testing services to a different company’s lab.  At the time of termination, the customer expressed no dissatisfaction with Heritage Labs in terms of quality or service.  Revenues lost from this customer in the first quarter of 2009, compared to 2008, approximated $1.1 million.  Heritage Labs made significant progress in replacing this lost revenue and we believe that, through increased test kit sales and revenue improvements in our Portamedic business, we may begin to show growth at Heritage Labs.

Hooper Holmes Underwriting Solutions (“Underwriting Solutions”)

Our Underwriting Solutions business provides underwriting services (including full underwriting, simplified issue underwriting, trial application analysis and telephone interviewing services), retrieves and summarizes attending physicians’ statements (APSs), retrieves prescription histories, and performs underwriting audits.

Underwriting Solutions revenue declined significantly in the first quarter of 2009.  This decrease was primarily attributable to reduced revenues from three of Underwriting Solutions largest customers.  These insurance customers experienced a severe slowdown in their business, which resulted in a significant amount of underwriting services outsourced to Underwriting Solutions being greatly reduced or taken back in-house by the customer.  As a result of the revenue decline, cost reductions were implemented during the first quarter of 2009 which are expected to generate annual savings of approximately of $1.0 million.

In December 2008, we appointed a new President of Underwriting Solutions with over 20 years of experience and industry knowledge in the life and reinsurance markets.  Underwriting Solutions also hired a new Senior V.P. of Business Development in April, 2009 to identify new sources of revenue for the business, while expanding current revenue sources.

Health & Wellness

Our Health and Wellness (H&W) business, established in 2007, recorded revenues of approximately $2.4 million for the first quarter of 2009, an increase of $0.5 million, or approximately 25.8%, from the prior year period.  In the first quarter of 2009, we completed approximately 52,000 health screenings compared to 38,000 screenings in the prior year period.  We provided our services to 34 health management companies in the first quarter of 2009.  We have conducted screening events in every state in the U.S. as well as the District of Columbia and Puerto Rico.  To date, we have certified approximately 2,100 of the examiners in our network to be “wellness certified” examiners.

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

  We believe that we are well-positioned to capture a significant share of the health and care management market.  However, the success of H&W will depend in part upon the proven success of health and care management and health and wellness initiatives.  If the return on investment in these initiatives is not sufficiently high, our H&W business may not reach its full potential.  Notwithstanding, in 2009 we believe we are well positioned to capitalize on this opportunity given our Company’s unique set of assets, including our own laboratory (Heritage Labs), systems and personnel and access to our network of paramedical examiners.

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

In the first quarter of 2009, we monitored the following metrics:

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three months ended March 31, 2009 and 2008

The table below sets forth our revenue by line of business for the periods indicated.

Revenues by Component Businesses
(in thousands)	For the Three Months Ended March 31,
	2009	2008	% Change

Portamedic	$35,024	$37,343	-6.2%
Infolink	4,972	6,620	-24.9%
Heritage Labs	3,970	4,455	-10.9%
Health and Wellness	2,374	1,887	25.8%
Underwriting Solutions	1,805	2,925	-38.3%
Subtotal	48,145	53,230	-
Intercompany eliminations(a)	(710)	(851)	-
Total	$47,435	$52,379	-9.4%

(a) represents intercompany sales from Heritage Labs to Portamedic

Revenues

Consolidated revenues for the three month period ended March 31, 2009 were $47.4 million, a decline of $4.9 million or 9.4% from the prior year period. As explained in greater detail below, similar market forces influenced the revenues and operating results of our lines of business throughout the three month period ended March 31, 2009.

Portamedic

The decline in Portamedic revenues for the three month period ended March 31, 2009 from the prior year period reflects the net impact of:

•	fewer paramedical examinations performed per day in the first quarter 2009 (396,000 in the first quarter 2009, or 6,281 per day vs. 444,000 in the first quarter of 2008, or 6,937 per day);

•	higher average revenue per paramedical examination in the first quarter of 2009 of approximately 4% ($89.94 in the first quarter of 2009 vs. $86.20 in the first quarter of 2008).

We attribute the reduction in the number of paramedical examinations and related services performed in the first quarter of  2009 to the continued decline in life insurance application activity in the United States (as reported by the MIB Life Index) and the continued weakness of the U.S. economy.  In addition, our revenue declined due to the consolidation/closing of certain Portamedic offices in the first quarter of 2008 due to profitability considerations.  A significant amount of Portamedic volume is derived from local agents and brokers, which has been negatively impacted by the elimination of certain offices.

Infolink

Our Infolink business, consisting of tele-underwriting/interviewing and attending physician statement (“APS”) retrieval, the latter representing the larger of the two Infolink revenue components, decreased 24.9% to $5.0 million for the first quarter of 2009 versus the prior year period.  The decrease in revenues is primarily due to a decrease in the number of APS units of 22.2% for the three month period ended March 31, 2009 compared to the same period of the prior year, attributable to the overall decline in life insurance activity and a decrease in the numbers of tele-interviews.

APS revenues and the average price per unit decreased due to a reduction in fees charged to customers for medical records retrieval.  A portion of our retrieval services, which were previously outsourced, were brought back in-house by Infolink, with the applicable cost savings passed on to our customers as a reduced fee.  This was partially offset by an increase of 12.1% in the average price per unit of our tele-interviewing business.

Heritage Labs

Heritage Labs’ revenues in the first quarter of 2009 were $4.0 million, a decrease of $0.5 million, or 10.9%, compared to the prior year period.  Heritage Labs tested fewer specimens in the first quarter of 2009 compared to the prior year period (141,000 in the first quarter 2009 vs. 175,000 in the first quarter 2008). Heritage Labs’ average revenue per specimen tested decreased in the first quarter 2009 ($15.72 in the first quarter 2009 vs. $16.86 in the first quarter 2008). The reduced demand for Heritage Labs services from insurance companies is partially attributable to a reduction in the number of paramedical examinations completed by our Portamedic business.  Approximately 75-80% of total specimens tested by Heritage Labs originate from a Portamedic paramedical exam or a Health and Wellness encounter.  Also contributing to this decline were reduced revenues in the first quarter of 2009 of approximately $1.1 million in comparison to the prior year period due to the loss of a significant customer in April 2008, who completed the transfer of its lab services to a different company’s lab.  These revenue declines were partially offset by increased revenues associated with our kit contract assembly business from both existing and new customers.  The decreased average revenue per specimen experienced in the first quarter of 2009 is primarily due to a change of business mix.

Health and Wellness

Health and Wellness revenues in the first quarter 2009 were $2.4 million, an increase of $0.5 million, or 25.8%, compared to the prior year period.  Our Health and Wellness business, established in 2007, completed approximately 52,000 health screenings in the first quarter 2009, compared to approximately 38,000 screenings completed in the prior year period.  We currently provide services to 34 health management companies, up from 17 in the first quarter of 2008.  We have conducted screening events in every state in the U.S. as well as the District of Columbia and Puerto Rico.  To date, we have certified approximately 2,100 of the examiners in our network to be “wellness certified” examiners.  The increase in the first quarter of 2009 compared to the prior year period is due to our sales and marketing efforts, as we continue to grow and develop this new business.

Underwriting Solutions

Underwriting Solutions revenues declined 38.3% in the first quarter 2009 to $1.8 million compared to the prior year period.  The decrease is primarily attributable to reduced revenues from three of Underwriting Solutions’ largest customers due to the current economic conditions negatively impacting customer revenues, resulting in reduced demand for outsourced underwriting services.  The largest of these customers accounted for $0.7 million of the total decrease in revenues during the first quarter of 2009.

Cost of Operations

Consolidated cost of operations amounted to $35.0 million for the three months ended March 31, 2009, compared to $38.1 million for the prior year period.  The following table shows cost of operations as a percentage of revenues for the corresponding line of business.

(in thousands)	For the three months ended March 31,
		As a % of		As a % of
	2009	Revenues	2008	Revenues
Portamedic/Infolink/ H&W	$31,398	74.1%	$34,119	74.4%
Heritage Labs	2,490	62.7%	2,731	61.3%
Underwriting Solutions	1,861	103.1%	2,143	73.3%
Subtotal	35,749	-	38,993	-
Intercompany eliminations (a)	(710)	-	(851)	-
Total	$35,039	73.9%	$38,142	72.8%

(a) represents intercompany cost of operations pertaining to sales from Heritage Labs to Portamedic

The change in the consolidated cost of operations as a percentage of revenues for the first quarter of 2009 compared to the prior year period was primarily attributable to reduced revenues for Infolink, Heritage Labs and Underwriting Solutions, with no corresponding reduction in fixed costs.

Selling, General and Administrative Expenses

(in thousands)	For the three months ended March 31,		Increase
	2009	2008	2009 vs. 2008
Selling, general and administrative expenses	$13,832	$13,336	3.7%

Consolidated selling, general and administrative (“SG&A”) expenses amounted to $13.8 million for the three months ended March 31, 2009, compared to $13.3 million for the prior year period.

The increase in SG&A expenses in the three months ended March 31, 2009 compared to the prior year period is primarily due to:
•	increased depreciation expense (non-cash) resulting from a reduction in the estimated useful life of our current IT systems scheduled to be replaced totaling $0.8 million;

•	increased consulting costs associated with retaining the services of a strategic advisor totaling $0.3 million;

•	costs associated with the move of Heritage Labs to its new facility in the first quarter of 2009, totaling $0.2 million; and

•	increased branch ordering systems maintenance and support fees totaling $0.2 million.

The increases listed above were partially offset by the following:

•	reduced legal and general insurance costs totaling $0.3 million;

•	reduced amortization expense resulting from certain intangible assets now fully amortized totaling $0.2 million; and

•	reduced incentive compensation expense totaling $0.4 million.

Restructuring and Other Charges

For the three month period ended March 31, 2009, we recorded restructuring charges of approximately $0.2 million.  The charges are attributable to employee severance costs, primarily related to cost reduction actions for our Portamedic and Underwriting Solutions businesses.

For the three month period ended March 31, 2008, we recorded restructuring and other charges of approximately $1.7 million.  The charges were primarily attributable to:

•	restructuring charges for employee severance and office closures totaling $0.4 million;

•	charges related to the early termination of an agreement with the outside consultant utilized in our 2006 strategic review totaling $0.9 million; and

•	severance charges related to the resignation of the former CEO of $0.4 million.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the three month period ended March 31, 2009 was $(1.6) million, or (3.4%) of consolidated revenues compared to a consolidated operating loss from continuing operations for the three month period ended March 31, 2008 of $(0.8) million, or (1.4%) of consolidated revenues.

Other income/expense

Interest income for the first quarter of 2009 was $0.02 million compared to $0.07 million for the prior year period.  The decrease is due to lower returns on invested cash, partially offset by higher cash balances.

Other expense for the first quarter of 2009 was $0.1 million compared to $0.06 million for the prior year period.  The increase is primarily due to the write-off of our revolving credit facility fees related to our Credit Facility with CitiCapital.

Income Taxes

For the three month period ended March 31, 2009, we recorded $0.02 million in state income tax expense compared to a state income tax benefit of $0.05 million for the three month period ended March 31, 2008.

The tax expense recorded in the three month period ended March 31, 2009 reflects certain state tax liabilities.  The net tax benefit recorded in the three month period ended March 31, 2008 reflects certain state tax liabilities offset by a refund of certain state income taxes.  No federal tax benefit was recorded relating to the current year losses, as we continue to believe that a full valuation allowance is required on our net deferred tax assets.

Loss from Continuing Operations

Loss from continuing operations for the three month period ended March 31, 2009 was $(1.8) million or $(0.03) per share compared to $(0.7) million or $(0.01) per share in the same period of the prior year.

Discontinued Operations

On June 30, 2008, we sold substantially all of the assets and liabilities of the CED operating segment for $5.6 million and received cash payments totaling $5.1 million and a $0.5 million note receivable due in six equal monthly installments beginning July 31, 2008.  As of March 31, 2009, the note receivable was fully paid.  In connection with the sale of the CED, we have been released as the primary obligor for certain lease obligations acquired but remain secondarily liable in the event the buyer defaults.  The guarantee is provided for the term of the lease, which expires in July 2015.  In 2008, we recorded a reserve of $0.3 million, representing the fair value of the guarantee obligation.  The maximum potential amount of future payments under the guarantee is $0.8 million.  In 2008, we recognized a net gain on the sale of the CED of approximately $0.9 million, inclusive of the above mentioned reserve of $0.3 million, which was reported in discontinued operations in 2008.

As previously disclosed, on October 9, 2007, we completed the sale of MDG for $15.3 million and received a cash payment of $12.8 million, net of closing adjustments of $1.2 million.  In addition, we incurred $1.0 million of expenses related to the sale.  Additional payments to be received include $0.5 million within nine months of the closing and $0.7 million within 24 months of the closing.  We recognized a net gain on the sale of approximately $9.2 million, inclusive of $1.4 million of MDG foreign currency translation gains, which was reported in discontinued operations in 2007.

In connection with the sale of MDG, we agreed to indemnify the purchaser for certain pre-closing tax liabilities.  As of December 31, 2008, we had a liability totaling $1.4 million relating to these pre-closing tax obligations of MDG.  In the first quarter of 2009, we recorded an additional liability of $0.04 million resulting in a total liability for these pre-closing tax matters of $1.5 million as of March 31, 2009.

On May 7, 2009, we reached a settlement agreement with Medicals Direct Holding Limited (“MD”) (successor-in-interest to the purchaser) whereby we and MD agreed to fully release and discharge each other for any and all claims known or unknown under the Stock Purchase Agreement and the Tax Deed executed on October 9, 2007. We agreed to pay MD the sum of $0.3 million for this release and further released MD from the additional purchase price payments due us, totaling $1.2 million.

Liquidity and Financial Resources

As of March 31, 2009, our primary sources of liquidity are our holdings of cash and cash equivalents and our $15 million three year Loan and Security Agreement (the “Loan and Security Agreement”) with TD Bank, N.A. (“TD Bank”) – (see “Our Credit Facility” below). At March 31, 2009 and December 31, 2008, our working capital was $23.1 million and $24.0 million, respectively.  Our current ratio as of March 31, 2009 was 2.2 to 1, compared to 2.3 to 1 at December 31, 2008. Significant uses and sources affecting our cash flows for the three month period ended March 31, 2009 include:

•	restructuring payments related to employee severance totaling $0.2 million;

•	capital expenditures of $1.4 million; and

•	an increase in accounts receivable of $0.8 million.

These uses of cash were offset by:

•	a decrease in inventory of $0.4 million; and

•	an increase in accounts payable, accrued expenses and other long-term liabilities of $0.7 million.

For the three month periods ended March 31, 2009 and 2008, we incurred losses from continuing operations of $1.8 million and $0.7 million, respectively, which include losses from operations, and restructuring and other charges.  We have managed our liquidity through the sale of certain assets in 2008 and a series of cost reduction initiatives.

As of March 31, 2009, we had $10.2 million in cash and cash equivalents and no outstanding debt.  Our net cash provided by (used in) operating activities of continuing operations for the three month periods ended March 31, 2009 and 2008 were $0.2 million and ($4.6) million, respectively.

Our three year Revolving Credit Facility (the “Credit Facility”) with CitiCapital Commercial Corporation (“CitiCapital”)  was due to expire on October 10, 2009.  On March 9, 2009, in connection with us entering into a three year Loan and Security Agreement with TD Bank we terminated our Credit Facility with CitiCapital.

The Loan and Security Agreement with TD Bank provides us with a revolving line of credit limited to the lesser of $15 million, or 85% of eligible accounts receivable, as defined.  As of March 31, 2009, our borrowing capacity under the revolving line of credit totals $15 million.  The Loan and Security Agreement requires us to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), on a trailing 12-month basis, of no less than 1.1 to 1.0 as of January 31, 2010, and as of the end of each of our fiscal quarters thereafter.  As of March 31, 2009, our fixed charge coverage ratio measured on a trailing 12-month basis was 0.4 to 1.0.  If March 31, 2009 were the measurement date, we would fail this financial covenant and therefore would have no borrowing capability under the terms of our Loan and Security Agreement after January 31, 2010.

For the three months ended March 31, 2009, our consolidated revenues totaled $47.4 million, representing a decline of approximately 9.4% from the prior year period.  In response to the declining revenues during the first quarter of 2009, primarily a result of the downturn in the economy and its negative impact on the life insurance industry in which the Company serves, we took certain actions to reduce our costs including headcount reductions, wage and hiring freezes, and a reduction in capital expenditures and general operating expenses.  These actions are expected to further reduce expenses for the remainder of 2009 and thereafter.

Based on our anticipated level of future revenues, the cost reduction initiatives implemented to date, along with our existing cash and cash equivalents, we believe we have sufficient funds to meet our cash needs through at least March 31, 2010.

The current challenging economic climate may lead to further reductions in revenues.  If revenues continue to decline as compared to the prior year, operating losses will continue, and we will be required to take additional actions to further reduce costs, capital spending and restructure operations.  This would also reduce our cash reserves and potentially require us to borrow under the Loan and Security Agreement with TD Bank.  Furthermore, there is no guarantee that our cost reduction actions will generate the cost savings necessary to offset declining revenues and operating profits.  If we are unsuccessful in implementing current or future cost reduction initiatives and/or if revenues continue to decline at levels similar or worse than that experienced in the first quarter of 2009, we will fail the financial covenant contained in the Loan and Security Agreement and therefore would be prohibited from borrowing under the Loan and Security Agreement after January 31, 2010.  These and other factors would adversely affect our liquidity and our ability to generate profits in the future.

Cash Flows from Operating Activities

For the three month periods ended March 31, 2009 and 2008, net cash provided by (used in) operating activities of continuing operations was $0.2 million and ($4.6) million, respectively.

The net cash provided by operating activities of continuing operations for the three month period ended March 31, 2009 of $0.2 million reflects a loss of $1.8 million from continuing operations, and includes non-cash charges of $1.9 million of depreciation and amortization, and $0.2 million of share-based compensation expense. Changes in working capital items included:

•
an increase in accounts receivable of $0.8 million, primarily due to decreased Portamedic cash collections.  Our consolidated days sales outstanding (DSO), measured on a rolling 90-day basis was 50 days at March 31, 2009, compared to 48 days at December 31, 2008 and 51 days at March 31, 2008.  Historically, our accounts receivable balances and our DSO are at their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out.  Our DSO change from December 31, 2008 to March 31, 2009 increased 2 days compared to 5 days for the same period of the prior year.  Our increased collection efforts continued into the first quarter of 2009 and we have reduced the first quarter increases in DSO which we historically experience; and

•	an increase in accounts payable, accrued expenses and other long-term liabilities of $0.7 million.

The net cash used in operating activities of continuing operations for the three month period ended March 31, 2008 of $4.6 million reflects a loss of $0.7 million from continuing operations, and includes a non-cash charge of $1.0 million of depreciation and amortization. Changes in working capital items included:

•
an increase in accounts receivable of $3.5 million, primarily due to a reduction in Portamedic cash collections during the first quarter of 2008, a trend historically experienced by the Company.  Our DSO, measured on a rolling 90-day basis was 51 days at March 31, 2008, compared to 46 days at December 31, 2007; and

•	a decrease in accounts payable, accrued expenses and other long-term liabilities of $1.2 million.

Cash Flows used in Investing Activities

For the three month period ended March 31, 2009, we used $1.4 million in net cash for investing activities of continuing operations for capital expenditures, primarily relating to leasehold improvements associated with the relocation of Heritage Labs in the first quarter of 2009.  Net cash provided by investing activities of discontinued operations during the three month period ended March 31, 2009 was $0.1 million, primarily due to receipt of the final payment related to the sale of the CED.

For the three month period ended March 31, 2008, we used $1.4 million in net cash for investing activities of continuing operations for capital expenditures.  Net cash provided by investing activities of discontinued operations during the three month period ended March 31, 2008 was $0.

Cash Flows used in Financing Activities

The net cash used in financing activities of continuing operations for the three month period ended March 31, 2009 of $0.2 million represents debt issuance costs associated with entering into our new Loan and Security Agreement with TD Bank.  There was no cash used in or provided by financing activities for the three month period ended March 31, 2008.

Our Credit Facility

As of December 31, 2008 and for the majority of the first quarter of 2009, we had a three year Revolving Credit Facility (the “Credit Facility”) with CitiCapital Commercial Corporation (“CitiCapital”).  The Credit Facility was due to expire on October 10, 2009.  On March 9, 2009, we entered into a three year Loan and Security Agreement (the “Loan and Security Agreement”) with TD Bank, (“TD Bank”) which expires on March 8, 2012.  In connection with  entering into the Loan and Security Agreement with TD Bank, we terminated our Credit Facility with CitiCapital.

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

TD Bank, in its sole discretion based upon its reasonable credit judgment, may (A) establish and change reserves required against Eligible Receivables, (B) change the advance rate against Eligible Receivables or the fair market value of our corporate headquarters, and (C) impose additional restrictions on the standards of eligibility for Eligible Receivables, any of which could reduce the aggregate amount of indebtedness that may be incurred under the Loan and Security Agreement.

Borrowings of revolving credit loans shall take the form of LIBOR rate advances with the applicable interest rate being the greater of 1% per annum or the LIBOR rate, plus 3.5%.

In connection with the Loan and Security Agreement, we paid closing fees of $0.2 million to the lender.  We are also obligated to pay, on a monthly basis in arrears, an unused line fee (usage fee) equal to 1% per annum on the difference between $15 million and the average outstanding principal balance of cash advances under the revolving credit line and the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.  In addition, we are required to pay an annual loan fee of $0.1 million.

As security for our full and timely payment and other obligations under the Loan and Security Agreement, we have  granted TD Bank a security interest in all of our existing and after-acquired property and of our subsidiary guarantors, including our receivables (which are subject to a lockbox account arrangement), inventory and equipment.  As further security, we have granted TD Bank a mortgage lien encumbering our corporate headquarters.  In addition, the obligations are secured under the terms of security agreements and guarantees provided by all of our subsidiaries.  The aforementioned security interest and mortgage lien are referred to herein as the “Collateral”.

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

The Loan and Security Agreement also contains a financial covenant, which requires us to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of January 31, 2010, and as of the end of each of our fiscal quarters thereafter.  As of March 31, 2009, our fixed charge coverage ratio measured on a trailing 12-month basis was 0.4 to 1.0.  If March 31, 2009 were the measurement date, we would fail this financial covenant and therefore would have no borrowing capability under the terms of our Loan and Security Agreement after January 31, 2010.

The failure of us or any of our subsidiary guarantors to comply with any of the covenants or the breach of any of its or their representations and warranties, contained in the Loan and Security Agreement, constitutes an event of default under the agreement.  In addition, the Loan and Security Agreement provides that “Events of Default” include the occurrence or failure of any event or condition that, in TD Bank’s sole judgment, could have a material adverse effect (i) on the business, operations, assets, management, liabilities or condition of the Company, (ii) in the value of or the perfection or priority of TD Bank’s lien upon the Collateral, or (iii) in the ability of us and our subsidiary guarantors to perform under the Loan and Security Agreement.

The revolving credit loans are payable in full, together with all accrued and unpaid interest, on the earlier of March 8, 2012 or the date of termination of the loan commitments, termination being one of the actions TD Bank may take upon the occurrence of an event of default.  We may prepay any revolving credit loan, in whole or in part without penalty.  We may also terminate the Loan and Security Agreement, provided that on the date of such termination all of its obligations are paid in full.  We will be required to pay an early termination fee equal to $0.3 million if the termination occurs prior to the first anniversary of the date of the parties’ execution of the Loan and Security Agreement, $0.2 million if termination occurs after the first anniversary but prior to the second anniversary, and $0.1 million if termination occurs after the second anniversary, but prior to the Loan and Security Agreement expiration date.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Share Repurchases

We did not purchase any shares of our common stock during the three month periods ended March 31, 2009 and 2008.  Under the terms of the Loan and Security Agreement, we are precluded from purchasing any shares of our common stock.

Dividends

No dividends were paid in the three month periods ended March 31, 2009 and 2008.  We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of the Loan and Security Agreement with TD Bank.

Contractual Obligations

As of March 31, 2009, there have been no material charges in contractual obligations as disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, under the caption “Contractual Obligations”.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There were no changes to our critical accounting policies during the three month period ended March 31, 2009.  Such policies are described in our 2008 annual report on Form 10-K.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 9 to the unaudited interim consolidated financial statements included in this quarterly report.  Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations.  Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings.  As of March 31, 2009, there were no borrowings outstanding.

Based on our market risk sensitive instruments outstanding at March 31, 2009, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

None

PART II – Other Information

ITEM 1	Legal Proceedings

On February 28, 2008, a physician, John McGee, M.D., filed suit in the United States District Court for the Eastern District of New York in which he alleged, among other things, that an insurance company and numerous other named and unnamed defendants including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008), violated various laws, including the Racketeer Influenced Corrupt Organization Act (“RICO”), in connection with the arranging of independent medical examinations.  The substance of the claim appears to be that the plaintiff physician was denied compensation for medical services allegedly rendered to persons claiming to have been injured in automobile accidents, after independent medical examinations arranged by the defendant insurance company indicated no basis for those services.  It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or the CED in particular.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.   The Company, along with the other defendants, moved to dismiss the case, and these motions are pending. The motions are based on grounds similar to those asserted in the motion to dismiss filed in the Sundahl matter, described below.  The Company has retained liability for this litigation following the sale of substantially all of the assets and liabilities of the CED.

On April 3, 2008, Gregory Sundahl and Jesse Sundahl, individually and on behalf of all others similarly situated, filed suit in the United States District Court for the Eastern District of New York in which they alleged, among other things, that an insurance company and numerous other named and unnamed defendants including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008), violated various laws, including RICO, in connection with the arranging of independent medical examinations.  This suit was filed by the same lawyer that filed the McGee case described above, and contains similar allegations, but on behalf of the patients who were allegedly injured in automobile accidents whose medical services were not paid for based on the results of independent medical examinations.  It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or CED in particular.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.  The Company, along with the other defendants, moved to dismiss the case, and this motion was granted on March 31, 2009.  The alleged claims under federal law have been dismissed with prejudice; the alleged claims under state law were dismissed without prejudice to plaintiffs re-filing them in state court.  On April 22, 2009, plaintiffs moved for reconsideration of the dismissal order; the Company’s opposition to that motion was filed May 4, 2009.  The Company has retained liability for this litigation following the sale of substantially all of the assets and liabilities of the CED.

We are a party to (or an indemnitor of) a number of other legal claims and actions arising in the ordinary course of our business.  We maintain various liability insurance coverages (e.g., general liability and professional liability) for such claims.  In the opinion of management, we have substantial legal defenses and/or insurance coverage with respect to these pending legal matters.  Accordingly, none of these actions is expected to have a material adverse effect on our liquidity, or our consolidated financial position.

ITEM 1A	Risk Factors

Readers should carefully consider, in connection with the other information in this Form 10-Q, the risk factors disclosed in Item 1A.  “Risk Factors” in our 2008 annual report on Form 10-K.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Submission of Matters to a Vote of Security Holders

None

ITEM 5	Other Information

On April 6, 2009, the Company filed a definitive proxy statement containing (among other things) a recommendation from the Company’s Board of Directors that shareholders vote to re-elect Roy Lowrance and Dr. Leslie Hudson to three-year terms on the Company’s Board of Directors at the Company’s annual meeting on May 19, 2009.  On April 15, 2009, Ronald V. Aprahamian filed preliminary non-management additional proxy soliciting materials indicating that he intends to nominate himself and Larry Ferguson for election to the Company’s Board of Directors at the annual meeting.  On April 20, 2009, the Company filed as additional definitive proxy soliciting material a letter to shareholders reiterating the Board’s recommendation that shareholders vote for Mr. Lowrance and Dr. Hudson.  On April 30, 2009, Mr. Aprahamian filed revised preliminary non-management additional proxy soliciting materials.

ITEM 6	Exhibits

Exhibit No.	Description of Exhibit

10.1
Loan and Security Agreement between Hooper Holmes, Inc. and TD Bank, N.A., dated March 9, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 13, 2009)

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

Dated:  May 8, 2009
By: /s/ Roy H. Bubbs
Roy H. Bubbs
Chief Executive Officer and President

By: /s/ Michael J. Shea
Michael J. Shea
Senior Vice President and Chief Financial Officer