Form 10-Q
period 2009-06-30
HOOPER HOLMES INC
filed 2009-08-07
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

The number of shares outstanding of the Registrant’s common stock as of July 31, 2009 were:
Common Stock, $.04 par value – 68,704,587 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES
INDEX

			Page No.
PART I –	Financial Information (unaudited)

	ITEM 1 –	Financial Statements

		Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	1

		Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008	2

		Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008	3

		Notes to Unaudited Consolidated Financial Statements	4-15

	ITEM 2 –	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-31

	ITEM 3 –	Quantitative and Qualitative Disclosures About Market Risk	31

	ITEM 4 –	Controls and Procedures	31

PART II –	Other Information

	ITEM 1 –	Legal Proceedings	32

	ITEM 1A –	Risk Factors	32

	ITEM 2 –	Unregistered Sales of Equity Securities and Use of Proceeds	33

	ITEM 3 –	Defaults upon Senior Securities	33

	ITEM 4 –	Submission of Matters to a Vote of Security Holders	33

	ITEM 5 –	Other Information	33

	ITEM 6 –	Exhibits	34

		Signatures	35

PART I – Financial Information

Consolidated Balance Sheets
(unaudited)
 (In thousands, except share and per share data)

	June 30, 2009	December 31, 2008
ASSETS (Note 10)
Current assets:
Cash and cash equivalents	$12,368	$11,547
Accounts receivable, net of allowance for doubtful accounts of $2,042 and $3,036 at June 30, 2009 and December 31, 2008, respectively	23,484	25,366
Inventories	3,185	2,865
Income tax receivable	19	31
Other current assets	1,570	2,325
Total current assets	40,626	42,134

Property, plant and equipment at cost	45,096	44,736
Less: Accumulated depreciation and amortization	31,938	29,395
Property, plant and equipment, net	13,158	15,341

Intangible assets, net	1,140	1,429
Other assets	394	365
Total assets	$55,318	$59,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,619	$6,701
Accrued expenses	10,147	11,452
Total current liabilities	15,766	18,153
Other long-term liabilities	772	348
Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 68,713,982 and 68,683,982 shares as of June 30, 2009 and December 31, 2008, respectively	2,748	2,747
Additional paid-in capital	147,149	146,846
Accumulated deficit	(111,046)	(108,754)
	38,851	40,839
Less: Treasury stock, at cost 9,395 shares as of June 30, 2009 and December 31, 2008	(71)	(71)
Total stockholders’ equity	38,780	40,768
Total liabilities and stockholders' equity	$55,318	$59,269

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
(unaudited)
 (In thousands, except share and per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Revenues	$46,212	$51,217	$93,647	$103,596
Cost of operations	33,292	38,230	68,331	76,372
Gross profit	12,920	12,987	25,316	27,224
Selling, general and administrative expenses	12,661	13,246	26,493	26,582
Restructuring and other charges	690	-	878	1,653
Operating loss from continuing operations	(431)	(259)	(2,055)	(1,011)
Other income (expense):
Interest income	20	43	44	116
Other expenses, net	(69)	(56)	(202)	(112)
	(49)	(13)	(158)	4
Loss from continuing operations before income taxes	(480)	(272)	(2,213)	(1,007)

Income tax expense (benefit)	21	(12)	38	(63)

Loss from continuing operations	(501)	(260)	(2,251)	(944)

Discontinued operations:
Income from discontinued operations, net of income tax	-	126	-	212
Income (loss) on sale of subsidiary	-	280	(41)	280
	-	406	(41)	492
Net (loss) income	$(501)	$146	$(2,292)	$(452)
Basic and diluted (loss) earnings per share:
Continuing operations
Basic	$(0.01)	$-	$(0.03)	$(0.01)
Diluted	(0.01)	-	(0.03)	(0.01)
Discontinued operations
Basic	$-	$0.01	$-	$0.01
Diluted	-	0.01	-	0.01
Net loss
Basic	$(0.01)	$-	$(0.03)	$(0.01)
Diluted	(0.01)	-	(0.03)	(0.01)

Weighted average number of shares:
Basic and diluted	68,684,477	68,647,774	68,679,559	68,641,180

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
 (Unaudited, in thousands)

	Six Months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,292)	$(452)
(Loss) income from discontinued operations, net of income taxes	(41)	492
Loss from continuing operations	(2,251)	(944)
Adjustments to reconcile loss from continuing operations to net cash provided by
(used in) operating activities of continuing operations:
Depreciation	3,473	1,619
Amortization	289	540
Provision for bad debt expense	34	77
Share-based compensation expense	304	60
Loss on disposal of fixed assets	147	46
Change in assets and liabilities, net of effect
from disposition of business:
Accounts receivable	1,848	(3,620)
Inventories	(320)	(51)
Other assets	(263)	360
Income tax receivable	12	(13)
Accounts payable, accrued expenses and other long-term liabilities	29	(1,495)
N N et cash provided by (used in) operating activities of continuing operations	3,302	(3,421)
Net cash (used in) provided by operating activities of discontinued operations	(300)	878
Net cash provided by (used in) operating activities	3,002	(2,543)

Cash flows from investing activities:
Capital expenditures	(2,008)	(2,812)
NNet cash used in investing activities of continuing operations	(2,008)	(2,812)
N Net cash provided by investing activities of discontinued operations	83	5,071
Net cash (used in) provided by investing activities	(1,925)	2,259

Cash flows from financing activities:
Debt financing fees	(256)	-
Net cash used in financing activities of continuing operations	(256)	-
Net cash used in financing activities of discontinued operations	-	-
Net cash used in financing activities	(256)	-

Net increase (decrease) in cash and cash equivalents	821	(284)
Cash and cash equivalents at beginning of period	11,547	11,267
Cash and cash equivalents at end of period	$12,368	$10,983

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$93	$458
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$31	$21

See accompanying notes to consolidated financial statements.

HOOPER HOLMES, INC.

Notes to Unaudited Consolidated Financial Statements
June 30, 2009
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

The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for any other interim period or the full year.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

b)      On June 30, 2008, the Company sold substantially all of the assets and liabilities of its Claims Evaluation Division (“CED”).  The CED met the definition of a “component of an entity” and therefore has been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  Accordingly, the CED operating results and cash flows are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2009 and 2008.  All corresponding footnotes reflect the discontinued operations presentation.  See Note 6 for additional information on the sale of CED.

Effective upon the sale of CED, the Company operates within one reportable operating segment.

c)      In December 2008, the Company decided to develop a new customer service order tracking IT system to improve the speed, accuracy and consistency of services provided to its Portamedic and Infolink customers.  The new IT system is scheduled for completion in mid-2010.  As a result of the development of this new system, in December 2008 the Company reduced the estimated useful life of its current IT system to terminate in mid-2010.  This reduction in useful life will result in an increase in depreciation expense (non-cash charge) in 2009 by approximately $2.8 million and in 2010 by approximately $0.7 million.  For the three and six month periods ended June 30, 2009, net loss increased $0.8 million ($0.01 per share) and $1.6 million ($0.02 per share), respectively, as a result of the reduction in the useful life of the current IT system.

d)      Certain reclassifications have been made to the prior year’s consolidated financial statements in order to conform to the current year’s presentation.

Note 2: Liquidity

For the six months ended June 30, 2009 and 2008, the Company incurred losses from continuing operations of $2.3 million and $0.9 million, respectively, which include losses from operations, and restructuring and other charges.  The Company has managed its liquidity through the sale of certain assets in 2008 and a series of cost reduction initiatives.

At June 30, 2009, the Company had approximately $12.4 million in cash and cash equivalents and no outstanding debt.  The Company’s net cash provided by (used in) operating activities of continuing operations for the six months ended June 30, 2009 and 2008 were $3.3 million, (of which $0.6 million represents receipt of a lease incentive), and $(3.4) million, respectively.

As discussed in Note 10, on March 9, 2009 the Company entered into a 3 year Loan and Security Agreement with TD Bank, N.A., (TD Bank), which provides the Company with a revolving line of credit limited to the lesser of $15 million, or 85% of eligible accounts receivable, as defined.  The Loan and Security Agreement contains a financial covenant, which requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of January 31, 2010, and as of the end of each of the Company’s fiscal quarters thereafter.  The fixed charge coverage ratio allows for the exclusion of capital expenditures in excess of one dollar from the denominator of the calculation, provided the Company maintains pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  As of June 30, 2009, the Company’s average cash balances at TD Bank for the 90 days ended June 30, 2009 exceeded the pre-defined cash balance requirement under the fixed charge coverage ratio, thereby allowing all capital expenditures in excess of one dollar to be excluded from the denominator of the fixed charge coverage ratio calculation.  As of June 30, 2009, the Company’s fixed charge coverage ratio measured on a trailing 12-month period was 18.1 to 1.0.  If June 30, 2009 were the measurement date, the Company would pass this financial covenant.

On April 22, 2009, the Company obtained from TD Bank and issued a letter of credit under the Loan and Security Agreement in the amount of $0.5 million to the landlord of the Company’s Heritage Labs facility as security for performance  of the Company’s obligations under the lease.  The letter of credit will automatically extend for additional periods of one year, unless notice is given to terminate the letter of credit 60 days prior to its expiration date.  In no event shall the letter of credit be renewed beyond December 31, 2011.  The letter of credit reduced the Company’s borrowing capacity under its revolving line of credit.  As of June 30, 2009, the Company’s borrowing capacity under the revolving line of credit totals $14.5 million.

For the six months ended June 30, 2009, the Company’s consolidated revenues totaled $93.6 million, representing a decline of approximately 9.6% from the prior year period.  In response to the declining revenues, during the first six months of 2009, the Company has taken certain actions to reduce its costs including headcount reductions, wage and hiring freezes, and a reduction in capital expenditures and general operating expenses.  These actions are expected to further reduce expenses during the remainder of 2009 and thereafter.

The current challenging economic climate may lead to further reductions in revenues.  If revenues continue to decline compared to the prior year, operating losses will continue, and the Company will be required to take additional actions to further reduce costs, capital spending and restructure operations.  This would also reduce the Company’s cash reserves and potentially require the Company to borrow under the Loan and Security Agreement with TD Bank. Furthermore, there is no guarantee that the Company’s current and future cost reduction actions will generate the cost savings necessary to off set declining revenues and operating profits.  If the Company is unsuccessful in implementing additional cost reduction initiatives and/or if revenues continue to decline at levels similar to or worse than that experienced in the first six months of 2009, the Company may fail the financial covenant contained in the Loan and Security Agreement and therefore would be prohibited from borrowing under the Loan and Security Agreement after January 31, 2010.  These and other factors would adversely affect the Company’s liquidity and its ability to generate profits in the future.

Based on the Company’s anticipated level of future revenues, the cost reduction initiatives implemented to date, along with the Company’s existing cash and cash equivalents, the Company believes it has sufficient funds to meet its cash needs through at least June 30, 2010.

Note 3: Concentration of Credit Risk

The Company’s accounts receivable are due primarily from insurance companies.  No one customer accounts for more than 10% of consolidated revenues. For the six months ended June 30, 2009 and 2008, the Company’s top ten customers represented approximately 44% of the Company’s revenues.

As of June 30, 2009, the Company had two customers that comprised approximately 11% and 10% of total consolidated accounts receivable.  At December 31, 2008, the Company had two customers that comprised approximately 15% and 11% of consolidated accounts receivable.

Note 4: Earnings (Loss) Per Share

“Basic” earnings (loss) per share equals net income (loss) divided by the weighted average common shares outstanding during the period.  “Diluted” earnings (loss) per share equals net earnings (loss) divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents.

The Company’s net earnings (loss) and weighted average shares outstanding used for computing diluted earnings (loss) per share for continuing operations, discontinued operations and net loss were the same as those used for computing basic earnings (loss) per share for the three and six month periods ended June 30, 2009 and 2008 because the inclusion of common stock equivalents would be antidilutive.  Outstanding stock options to purchase 5,690,100 and 5,180,400 shares of common stock were excluded from the calculation of diluted loss per share for the three and six month periods ended June 30, 2009 and 2008, respectively, because their exercise prices exceeded the average market price of the Company’s common stock for such periods and therefore were antidilutive.

Note 5: Share-Based Compensation

Stock Option and Stock Award Plans — On May 29, 2008, the Company’s shareholders approved the 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, restricted stock and performance shares.  The 2008 Plan provides for the issuance of an aggregate total of 5,000,000 shares.  As of June 30, 2009, the Company is authorized to grant share-based awards of approximately 2.5 million shares under the 2008 Plan.

Prior to the 2008 Plan, the Company’s shareholders had approved stock option plans providing for the grant of options exercisable for up to 4,000,000 shares of common stock in 1992 and 1994, 2,400,000 shares in 1997, 2,000,000 shares in 1999 and 3,000,000 shares in 2002.  Upon the adoption of the 2008 Plan, no further awards were granted under these stock option plans.

In general, options are granted at fair value on the date of grant and are exercisable as follows: 25% after two years and 25% on each of the next three anniversary dates thereafter, with contract lives of 10 years from the date of grant.

During the six months ended June 30, 2009, options for the purchase of 75,000 shares were granted.  No stock options were granted during the three month period ended June 30, 2009.  Options for the purchase of 100,000 shares were granted during the six month period ended June 30, 2008.  No stock options were granted during the three month period ended March 31, 2008.

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

The following table summarizes stock option activity for the six month period ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2008	6,309,000	$3.52
Granted	75,000	0.22
Exercised	-	-
Cancelled	(132,650)	4.25
Forfeitures	(386,250)	2.71
Outstanding balance at June 30, 2009	5,865,100	$3.51	6.5	$40
Options exercisable at June 30, 2009	2,569,475	$6.19	3.7	$-

The aggregate intrinsic value disclosed in the table above represents the difference between the Company’s closing stock price on the last trading day of the second quarter (June 30, 2009) and the exercise price, multiplied by the number of in-the-money stock options for each category.

No stock options were exercised during the six month periods ended June 30, 2009 and 2008.  Options for the purchase of 55,000 shares of common stock vested during the six month period ended June 30, 2009, and the fair value of these options was $0.1 million.  As of June 30, 2009, there was approximately $1.4 million of total unrecognized compensation cost related to stock options.  The cost is expected to be recognized over 3.3 years.

Stock Purchase Plan — The Company’s 2004 Employee Stock Purchase Plan provides for the granting of purchase rights for up to 2,000,000 shares of Company stock to eligible employees of the Company. The plan provides employees with the opportunity to purchase shares on the date 13 months from the grant date (“the purchase date”) at a purchase price equal to 95% of the closing price of the Company’s common stock on the NYSE AMEX Stock Exchange (“AMEX”) on the grant date. During the period between the grant date and the purchase date, up to 10% of a participating employee’s compensation, not to exceed $.025 million, is withheld to fund the purchase of shares under the plan. Employees can cancel their purchases at any time during the period without penalty.  In February 2008, purchase rights for up to 250,000 shares were granted with an aggregate fair value of $0.1 million, based on the Black-Scholes pricing model.  This offering period concluded in March 2009 in accordance with the plan’s automatic termination provision with no shares being issued.  In February 2009, purchase rights for up to 850,000 shares were granted with an aggregate fair value of $0.05 million, based on the Black-Scholes option pricing model.  The February 2009 offering period will conclude in March 2010.

Stock Awards — On May 30, 2007, the Company’s shareholders approved the 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company’s stock.  The total number of shares that may be awarded under the 2007 Plan is 600,000.  Effective June 1, 2007, each non-employee member of the Board other than the non-executive chair receives 5,000 shares and the non-executive chair receives 10,000 shares of the Company’s stock with such shares vesting immediately upon issuance.  The shares awarded under the 2007 Plan are “restricted securities”, as defined in SEC Rule 144 under the Securities Act of 1933, as amended.  The Company filed a Registration Statement on Form S-8 with respect to the 2007 Plan on April 16, 2008.  The directors who receive shares under the 2007 Plan are “affiliates” as defined in Rule 144 of the Securities Act of 1933, as amended, and thus remain subject to the applicable provisions of Rule 144.  In addition, the terms of the awards (whether or not restricted) specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board and, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member.  During the six month periods ended June 30, 2009 and 2008, shares awarded under the 2007 Plan totaled 30,000 and 40,000 respectively.  The fair value of these stock awards was based on the grant date market value.

The Company recorded $0.1 million and $0.3 million of share-based compensation expense in selling, general and administrative expenses for the three and six month periods ended June 30, 2009, respectively, and $0.05 million and $0.06 million for the three and six month periods ended June 30, 2008, respectively, related to stock options, stock awards and the Employee Stock Purchase Plan.  In connection with the resignation of its former CEO, the Company reversed previously recorded share-based compensation expense totaling $0.1 million during the six month period ended June 30, 2008.  The reversal was recorded in restructuring and other charges (See Note 9).

Note 6:  Discontinued Operations

On June 30, 2008, the Company sold substantially all of the assets and liabilities of the CED operating segment for $5.6 million and received cash payments totaling $5.1 million and a $0.5 million note receivable due in six equal monthly installments beginning July 31, 2008.  The note receivable was fully collected by March 2009.  In connection with the sale of the CED, the Company has been released as the primary obligor for certain lease obligations acquired but remains secondarily liable in the event the buyer defaults.  The guarantee is provided for the term of the lease, which expires in July 2015.  In 2008, the Company recorded a reserve of $0.3 million, representing the fair value of the guarantee obligation.  The maximum potential amount of future payments under the guarantee is $0.7 million.  The Company recognized a net gain on the sale of the CED of approximately $1.1  million for the three and six month periods ended June 30, 2008, inclusive of the above mentioned reserve of $0.3 million, which was reported in discontinued operations.

The following summarizes the operating results of the CED which are reported in income from discontinued operations in the accompanying consolidated statement of operations for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
(in thousands)
Revenues	$6,362	$13,079
Pre-tax income	$137	$234
Income tax expense	$11	$22

As previously disclosed, on October 9, 2007, the Company completed the sale of its U.K subsidiary, Medicals Direct Group (“MDG”), for $15.3 million and received a cash payment of $12.8 million, net of closing adjustments of $1.2 million.  In addition, the Company incurred $1.0 million of expenses related to the sale.  Additional payments to be received included $0.5 million within nine months of the closing and $0.7 million within 24 months of the closing.  The Company recognized a net gain on the sale of approximately $9.2 million, inclusive of $1.4 million of MDG foreign currency translation gains, which was reported in discontinued operations in 2007.

In connection with the sale of MDG, the Company agreed to indemnify the purchaser for certain pre-closing tax liabilities.  During the second quarter of 2008, additional information became available to the Company relating to these pre-closing tax liabilities.  Based on this information, the Company revised its initial estimate and recorded an additional liability of $0.8 million in gain on sale of subsidiary during the three months ended June 30, 2008.  As of December 31, 2008, the Company had a liability totaling $1.4 million relating to these pre-closing tax obligations of MDG.  In the first quarter of 2009, the Company recorded an additional liability of $0.04 million resulting in a total liability for these pre-closing tax matters of $1.5 million as of March 31, 2009.

On May 7, 2009, the Company reached a settlement agreement with Medicals Direct Holding Limited (“MD”) (successor-in-interest to the purchaser of MDG) whereby the Company and MD agreed to fully release and discharge each other from any and all claims known or unknown under the MDG Stock Purchase Agreement and the Tax Deed executed on October 9, 2007. On May 8, 2009 the Company paid MD the sum of $0.3 million, and further released MD from the additional purchase price payments due the Company, totaling $1.2 million.  The $0.3 million payment is presented within cash used by operating activities of discontinued operations in the consolidated statement of cash flows for the six month period ended June 30, 2009.

Note 7:  Intangibles

The following table presents certain information regarding the Company’s intangible assets as of June 30, 2009 and December 31, 2008.  All identifiable intangible assets are being amortized over their useful lives, as indicated below, with no residual values.

	Weighted
	Average	Gross
	Useful Life	Carrying	Accumulated	Net
(in thousands)	(years)	Amount	Amortization	Balance
At June 30, 2009:
Non-Competition agreements	4.7	$8,738	$8,738	$-
Customer relationships	9.7	12,502	11,480	1,022
Trademarks and tradenames	15.7	487	369	118
		$21,727	$20,587	$1,140
At December 31, 2008:
Non-Competition agreements	4.7	$8,738	$8,735	$3
Customer relationships	9.7	12,502	11,207	1,295
Trademarks and tradenames	15.7	487	356	131
		$21,727	$20,298	$1,429

The aggregate intangible amortization expense for the six months ended June 30, 2009 and 2008 was approximately $0.3 million and $0.5 million, respectively. Assuming no additional change in the gross carrying amount of intangible assets, the estimated intangible amortization expense for fiscal year 2009 is $0.5 million and for fiscal years 2010 to 2013 is $0.4 million, $0.3 million, $0.2 million, and $0.03 million, respectively.

Note 8: Inventories

Inventory, which consists of finished goods and component inventory, is stated at the lower of average cost or market using the first-in first-out (FIFO) inventory method.  Included in inventories at June 30, 2009 and December 31, 2008 are $2.2 million and $1.8 million of finished goods and $1.0 million and $1.1 million of components, respectively.

Note 9: Restructuring and Other Charges

During the three and six month periods ended June 30, 2009, the Company recorded restructuring and other charges totaling $0.7 million and $0.9 million, respectively.  The restructuring charges consisted of employee severance costs and branch office closure costs. Other charges consisted of legal and other costs incurred by the Company and by the shareholder nominees related to the 2009 Board of Directors election proxy contest during the second quarter of 2009, totaling $0.4 million.  For the three and six month periods ended June 30, 2009, employee severance totaled $0.1 million and $0.3 million, respectively, and branch office closure costs totaled $0.2 million and $0.2 million, respectively.  These restructuring charges relate to cost reduction actions relating to the Company’s core Portamedic services and Hooper Holmes Services, formally known as Underwriting Solutions.

Following is a summary of the remaining 2009 restructuring charges as of June 30, 2009:

(in millions)	2009		Balance at
	Charges	Payments	June 30, 2009
Severance	$0.3	$(0.3)	$-
Lease Obligations	0.2	-	0.2
	$0.5	$(0.3)	$0.2

During the three and six month period ended June 30, 2008, the Company recorded restructuring and other charges totaling $0 and $1.7 million, respectively.  The restructuring charges consisted primarily of severance related to the resignation of the former CEO ($0.4 million), branch office closure costs ($0.3 million) and employee severance costs ($0.1 million), recorded primarily as a result of further reorganization in the Company’s Portamedic services.  Other charges consisted of an early termination fee related to an agreement with the outside consultant utilized in the Company’s 2006 strategic review and totaled $0.9 million.  As of December 31, 2008, all payments relating to these restructuring and other charges were paid.

During the year ended December 31, 2007, the Company recorded restructuring and other charges totaling $4.7 million.  The restructuring charges consisted primarily of branch office closure costs ($1.6 million) and employee severance costs ($1.3 million), recorded primarily as a result of the reorganization of Portamedic.  Other charges consisted of the write off of business application software ($0.8 million) and legal settlements with an insurance company client and a software supplier ($1.0 million) which were paid during 2008.

Following is a summary of the remaining 2007 restructuring charges as of June 30, 2009:

	Balance at	2009	Balance at
(In millions)	December 31, 2008	Payments	June 30, 2009
Lease Obligations	$0.4	$(0.1)	$0.3

During the year ended December 31, 2005, the Company recorded restructuring and other charges of $6.3 million, which included employee severance packages totaling $4.6 million, branch office closures costs of $0.3 million and the write off of certain purchased business application software totaling $1.4 million.

Following is a summary of the remaining 2005 restructuring charges as of June 30, 2009:

(In millions)	Balance at December 31, 2008	2009 Payments	Balance at June 30, 2009
Severance\Lease Obligations	$0.2	$(0.1)	$0.1

At June 30, 2009, $0.4 million of restructuring charges were recorded in accrued expenses in the accompanying consolidated balance sheet. Cash payments related to the above described restructuring charges are expected to be completed within the next twelve months, except for certain branch office closure costs of $0.2 million, which are recorded in other long-term liabilities as of June 30, 2009.

Note 10 — Revolving Credit Facility

As of December 31, 2008 and for the majority of the first quarter of 2009, the Company had a six year Revolving Credit Facility (the “Credit Facility”) with CitiCapital Commercial Corporation (“CitiCapital”).  The Credit Facility was due to expire on October 10, 2009.  On March 9, 2009, the Company entered into a three year Loan and Security Agreement (the “Loan and Security Agreement”) with TD Bank which expires on March 8, 2012.  In connection with the Company entering into the Loan and Security Agreement with TD Bank, the Company terminated its Credit Facility with CitiCapital.

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

In connection with the Loan and Security Agreement the Company paid closing fees of $0.3 million to the lender.  The Company is also obligated to pay, on a monthly basis in arrears, an unused line fee (usage fee) equal to 1% per annum on the difference between $15 million and the average outstanding principal balance of cash advances under the revolving credit line plus the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.  In addition, the Company is required to pay an annual loan fee of $0.1 million.

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

The Loan and Security Agreement contains a financial covenant, which requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of January 31, 2010, and as of the end of each of the Company’s fiscal quarters thereafter.  The fixed charge coverage ratio allows for the exclusion of capital expenditures in excess of one dollar from the denominator of the calculation, provided the Company maintains pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  As of June 30, 2009, the Company’s average cash balances at TD Bank for the 90 days ended June 30, 2009 exceeded the pre-defined cash balance requirement under the fixed charge coverage ratio, thereby allowing all capital expenditures in excess of one dollar to be excluded from the denominator of the fixed charge coverage ratio calculation.  As of June 30, 2009, the Company’s fixed charge coverage ratio measured on a trailing 12-month period was 18.1 to 1.0.  If June 30, 2009 were the measurement date, the Company would pass this financial covenant.

  On April 22, 2009, the Company obtained from TD Bank and issued a letter of credit under the Loan and Security Agreement in the amount of $0.5 million to the landlord of the Company’s Heritage Labs facility as security for performance of the Company’s obligations under the lease.  The letter of credit will automatically extend for additional periods of one year, unless notice is given to terminate the letter of credit 60 days prior to its expiration date.  In no event shall the letter of credit be renewed beyond December 31, 2011.  The letter of credit reduced the Company’s borrowing capacity under its revolving line of credit.  As of June 30, 2009, the Company’s borrowing capacity under the revolving line of credit totals $14.5 million.

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

Note 11: Commitments and Contingencies

The Company has employment retention or change in control agreements with the executive officers of the Company for one or two year periods from the date a change in control occurs as further defined in the agreements.

In the third quarter of 2007, the Company became aware that it did not file with the SEC a registration statement on Form S-8 to register the shares of its common stock issuable under either the Hooper Holmes, Inc. 2002 Stock Option Plan (the "2002 Stock Option Plan") or the Hooper Holmes, Inc. Stock Purchase Plan (2004) (the "2004 Employee Stock Purchase Plan") after such plans were approved by the Company’s shareholders in May 2002 and May 2003, respectively.  To address this oversight, in 2007 the Company filed with the SEC a registration statement on Form S-8 (the "Registration Statement") covering shares that remain issuable under these plans.

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

The terms of the 2004 Employee Stock Purchase Plan provide that a total of 2,000,000 shares of common stock may be issued under the plan.  As of March 31, 2007, participants in the plan had purchased an aggregate of 81,508 shares at a per share purchase price of $2.70.  The aggregate purchase price of these shares was approximately $0.2 million.  Such shares were issued in March 2007.

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

The Company sold its MDG business in the United Kingdom on October 9, 2007.  In connection with the sale of MDG, the Company agreed to indemnify the purchaser for certain pre-closing tax liabilities.  As of December 31, 2008, the Company had a liability totaling $1.4 million relating to these pre-closing tax obligations of MDG.  In the first quarter of 2009, the Company recorded an additional liability of $0.04 million resulting in a total liability for these pre-closing tax matters of $1.5 million as of March 31, 2009.

On May 7, 2009, the Company reached a settlement agreement with MD (successor-in-interest to the purchaser of MDG) whereby the Company and MD agreed to fully release and discharge each other for any and all claims known or unknown under the MDG Stock Purchase Agreement and the Tax Deed executed on October 9, 2007. The Company agreed to pay MD the sum of $0.3 million for this release and further released MD from the additional purchase price payments due the Company, totaling $1.2 million.

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

Note 12 — Litigation

On February 28, 2008, a physician, John McGee, M.D., filed suit in the United States District Court for the Eastern District of New York in which he alleged, among other things, that an insurance company and numerous other named and unnamed defendants including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008), violated various laws, including the Racketeer Influenced Corrupt Organization Act (“RICO”), in connection with the arranging of independent medical examinations.  The substance of the claim appears to be that the plaintiff physician was denied compensation for medical services allegedly rendered to persons claiming to have been injured in automobile accidents, after independent medical examinations arranged by the defendant insurance company indicated no basis for those services.  It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or the CED in particular.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.   The Company, along with the other defendants, have moved to dismiss the case, and these motions are pending. The motions are based on grounds similar to those asserted in the motion to dismiss filed in the Sundahl matter, described below. On July 31, 2009, plaintiffs filed an amended complaint which modifies the claims for relief, primarily against a defendant insurance company.  The Company has retained liability for this litigation following the sale of substantially all of the assets and liabilities of the CED.

On April 3, 2008, Gregory Sundahl and Jesse Sundahl, individually and on behalf of all others similarly situated, filed suit in the United States District Court for the Eastern District of New York in which they alleged, among other things, that an insurance company and numerous other named and unnamed defendants including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008), violated various laws, including RICO, in connection with the arranging of independent medical examinations.  This suit was filed by the same lawyer that filed the McGee case described above, and contains similar allegations, but on behalf of the patients who were allegedly injured in automobile accidents whose medical services were not paid for based on the results of independent medical examinations.  It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or CED in particular.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.  The Company, along with the other defendants, moved to dismiss the case, and this motion was granted on March 31, 2009.  The alleged claims under federal law have been dismissed with prejudice; the alleged claims under state law were dismissed without prejudice to plaintiffs re-filing them in state court.  On April 22, 2009, plaintiffs moved for reconsideration of the dismissal order; the Company’s opposition to that motion was filed May 4, 2009.   Plaintiffs also filed, on May 8, 2009, a notice of appeal from the dismissal order.  The Company has retained liability for this litigation following the sale of substantially all of the assets and liabilities of the CED.

The Company is a party to (or an indemnitor of) a number of other legal actions arising in the ordinary course of its business. The Company maintains various insurance coverages for such claims. In the opinion of management, the Company has substantial legal defenses and/or insurance coverage with respect to all of its pending legal actions. Accordingly, none of these actions is expected to have a material adverse effect on the Company’s liquidity, its consolidated results of operations or its consolidated financial position.

Note 13: Income Taxes

For the three and six month periods ended June 30, 2009, the Company recorded $0.02 million and $0.04 million, respectively, in state income tax expense. The Company recorded a net tax benefit of $0.01 million and $0.06 million for the three and six month periods ended June 30, 2008, respectively, resulting from certain state tax liabilities offset by a refund of certain state income taxes.  No federal tax benefit was recorded relating to the current year losses, as the Company continues to believe that a full valuation allowance is required on its net deferred tax assets.

No amounts were recorded for unrecognized tax benefits or for the payment of interest or penalties during the three and six month periods ended June 30, 2009 and 2008.

In July 2008, the Company received notification from the Internal Revenue Service (the “IRS”) that it had completed its audits of the Company’s tax returns for the years 2001 through 2006 with no adjustments.  State income tax returns for the year 2003 and forward are subject to examination.

As of June 30, 2009 the Company has U.S. federal and state net operating loss carryforwards of approximately $73.3 million and $61.9 million, respectively.  The net operating loss carryforwards, if unutilized, will expire in the years 2010 through 2028.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R significantly changes the way companies account for business combinations and generally will require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value.  Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business.  SFAS 141R also requires, among other things, acquirers to estimate the acquisition date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings.  In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS 141R did not impact the Company during the three and six months ended June 30, 2009 as the Company made no acquisitions during these periods.

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

In June 2008, the FASB issued FASB FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1).  This FSP addresses whether awards granted in share-based payment transactions are participating securities prior to vesting and therefore, need to be included in the earnings allocation in computing earnings per share using the two-class method under SFAS No. 128, Earnings per Share.  This FSP requires unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as a separate class of securities in calculating earnings per share.  FSP EITF 03-6-1 was effective beginning January 1, 2009.  The adoption of this FSP did not impact the Company during the six months ended June 30, 2009 as the Company did not have any outstanding participating securities as defined in this FSP.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP 107-1, which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements.  This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods.  FSP 107-1 is effective for interim periods ending after June 15, 2009.  The adoption of FSP 107-1 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 165, ‘‘Subsequent Events’’ (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued.  SFAS 165 was effective for the Company’s three and six months ended June 30, 2009.  The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). Under SFAS 168, the FASB Accounting Standards Codification (the “Codification”) will become the exclusive source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards, with the exception of certain non-SEC accounting literature which will become nonauthoritative. SFAS 168 is effective for the Company’s 2009 third fiscal quarter. The adoption of SFAS 168 will not have a material impact on the Company’s consolidated financial statements. All references to U.S. GAAP provided in the notes to the consolidated financial statements will be updated to conform to the Codification.

Note 15:  Subsequent Events

        Subsequent events have been evaluated through August 7, 2009, which is the filing date of our report with the SEC for the quarterly period ended June 30, 2009.

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

Overview

We currently engage in several service lines that are managed as one division: the Health Information Division.

Our Health Information Division (HID) consists of the following service lines.  In July 2009, we combined our service lines formerly referred to as Underwriting Solutions and Infolink, and now refer to these operations as Hooper Holmes Services.

•	Portamedic – performs paramedical and medical examinations of individuals seeking insurance coverage, mainly life insurance;

•
Heritage Labs – performs tests of blood, urine and/or oral fluid specimens, primarily generated in connection with the paramedical exams and wellness screenings performed by our Portamedic and Health & Wellness services, and assembles and sells specimen collection kits;

•	Health & Wellness – conducts wellness screenings for health management companies, including wellness companies, disease management organizations and health plans; and

•
Hooper Holmes Services (formerly Underwriting Solutions and Infolink) – conducts telephone interviews of individuals seeking life insurance coverage, retrieves medical records, and conducts inspections. It also provides risk management solutions and underwriting services to reinsurance companies and insurance carriers in the life, health and annuity insurance industry.

Our core Portamedic paramedical examination services accounted for 74.9% and 71.1% of revenues for the three months ended June 30, 2009 and 2008, respectively, and 74.3% and 71.2% of revenues for the six month periods ended June 30, 2009 and 2008, respectively.

 Highlights for the Three and Six Month Periods Ended June 30, 2009

Financial Results for the Three Month Period Ended June 30, 2009

For the three months ended June 30, 2009, consolidated revenues totaled $46.2 million, a 9.8% decline from the corresponding prior year period.  Our gross profit totaled $12.9 million for the second quarter of 2009 vs. $13.0 million in the comparable prior year quarter.  Our gross profit percentage was 28.0% for the second quarter of 2009, which represents an improvement from our gross profit of 25.4% of revenues in the second quarter of 2008.  SG&A expenses were $12.7 million in the second quarter of 2009 compared to $13.2 million in the second quarter of 2008, a decrease of approximately 4.4%.  As detailed below in the Portamedic highlights, included in SG&A expense is increased depreciation expense (non-cash) of approximately $0.8 million for the three months ended June 30, 2009, related to the reduction of the estimated useful life of our current IT systems.  For the second quarter of 2009, we incurred a loss from continuing operations of $0.5 million, $(0.01) per share, compared to a loss from continuing operations of $0.3 million, or $0.00 per share in the second quarter of 2008.  Our loss from continuing operations for the second quarter of 2009 includes $0.7 million of restructuring and other charges consisting primarily of legal and other charges relating to the 2009 Board of Directors election proxy contest, branch office closing costs and severance.

Financial Results for the Six Month Period Ended June 30, 2009

For the six months ended June 30, 2009, consolidated revenues totaled $93.6 million, a 9.6% decline from the corresponding prior year period.  Our gross profit totaled $25.3 million for the six month period ended June 30, 2009 vs. $27.2 million in the comparable period of the prior year.  Our gross profit percentage was 27.0% for the six month period ended June 30, 2009, which represents a slight improvement over our gross profit of 26.3% of revenues for the six month period ended June 30, 2008.  SG&A expenses were $26.5 million in the six month period ended June 30, 2009, a decline of $0.1 million in comparison to the six month period ended June 30, 2008.  Included in SG&A expense is increased depreciation expense (non-cash) of approximately $1.6 million related to the reduction of the estimated useful life of our current IT systems.  For the six month period ended June 30, 2009, we incurred a loss from continuing operations of $2.3 million, $(0.03) per share, compared to a loss from continuing operations of $0.9 million, or $(0.01) per share in the six month period ended June 30, 2008.  Our loss from continuing operations for the six month period ended June 30, 2009 included restructuring and other charges totaling $0.9 million, consisting primarily of severance, branch office closure costs and legal and other costs related to the 2009 Board of Director election proxy contest.  The loss from continuing operations for the six month period ended June 30, 2008 included restructuring and other charges totaling $1.7 million related to the resignation of the previous CEO, charges pertaining to the early termination of an agreement with outside consultants utilized in our 2006 strategic review and restructuring charges related to office closures and severance.

Portamedic

In the quarter ended June 30, 2009, Portamedic revenues decreased 5.0% in comparison to the prior year period.  We continue to believe that achieving acceptable profitability levels will require top-line revenue growth, including the reversal of past revenue declines. Revenue is generated from a two-part sales process, completed at both the insurance carrier level and at the local sales level.  Although we have approvals from over 90% of the insurance carriers in the marketplace, the number of paramedical examinations we complete on life insurance applicants continues to decline.   We must achieve greater success in turning carrier approvals into unit sales at the local agent, corporate and brokerage levels. The rate of decline in the number of paramedical examinations completed per day approximated 9% in the second quarter of 2009 compared to the corresponding period of 2008. This second quarter 2009 rate of decline represents a slight improvement from the 10% rate of decline in the average number of paramedical examinations completed per day experienced in the first quarter of 2009, and the 12% rate of decline experienced in the fourth quarter of 2008.  The decline in completed examinations in the second quarter of 2009 compared to the corresponding period in the prior year, was primarily a result of the current economic downturn, and its negative impact on the number of consumers seeking to purchase life insurance.  We continue to take steps to strengthen our local sales force: we are hiring more sales representatives, streamlining our sales tracking systems, improving sales training, and focusing sales incentives on increases in paramedical exams completed (i.e. unit goals).

The market for our Portamedic services has steadily declined.  For example, according to the MIB Life Index, in 2008 there were approximately nine million applications for life insurance completed in the United States, compared to approximately 17 million applications in 1985.  The current economic downturn has also negatively impacted the market for the sale of life insurance products.  Notwithstanding the rate of decline in applications submitted, we believe that the market continues to offer attractive opportunities to a company that can sell its services effectively and distinguish itself from its competitors.

We are taking the following steps to increase our market share and improve top-line revenue:

•
The Company has introduced its National Broker & General Agency service program which includes specialized training of our field sales representatives to market to this specific distribution channel.  To serve these customers, we have implemented new case management services which link our ordering and imaging systems to many agency management tools.

•
In January 2009, we instituted a pricing increase for Portamedic examinations of approximately 6% for non-contract customers.  As a result of this pricing increase, and increases received from other Portamedic customers under contract, average revenue per exam increased approximately 4% in the first half of 2009 in comparison to the corresponding prior year period.

•
In early 2009, we engaged Leerink Swann, a healthcare strategic advisor, to assess our short and long-term strategy, including assistance in creating new sources of revenue in adjacent markets (such as healthcare) by utilizing existing core capabilities in our operations, including Portamedic. Leerink Swann’s analysis also identified areas of opportunity to automate current manual processes in ordering and completing paramedical exams.  This effort is expected to reduce costs and errors, and increase efficiency and speed. Leerink Swann’s  analysis will also assist us in expanding the range of services and products offered by our Health & Wellness and Heritage Labs service lines, with a specific focus on high value opportunities.

•
Over 75 of our Portamedic branch offices are now utilizing managed scheduling.  In those offices where we have implemented managed scheduling, the time required to schedule an examination has been reduced significantly relative to offices where examiners schedule their own appointments with applicants.  Our roll-out of the managed scheduling project is on schedule and is expected to be completed by the end of the third quarter 2009.

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

•
In an effort to improve the speed, accuracy and consistency of services provided to our Portamedic customers, we decided in December 2008 to begin the development of a new customer service order tracking IT system.  In utilizing our current IT system, we license the software and, as such, have difficulties in quickly implementing improvements and enhancements to the software.  Our new IT system is expected to eliminate these difficulties and is expected to operate at a significantly lower cost and cash outlay in the future relative to our existing system.  Our new customer service system is expected to cost approximately $1.1 million and is scheduled for completion in mid-2010.  As a result of the development of this new system, we have reduced the estimated useful life of our current IT systems to terminate in mid-2010.  This reduction in useful life will increase depreciation expense (non-cash charge) in 2009 by approximately $2.8 million and in 2010 by approximately $0.6 million.  We believe that our investment in this new customer service system will enhance the quality of service to our customers, while improving productivity and decreasing future cash outlay.

While we intend for these measures to increase our market share and revenues, there can be no assurance we will achieve those results.  Although the number of paramedical examinations Portamedic performs continues to decline, we believe that we are a market leader in the industry.  However, in 2009 market conditions are expected to remain difficult for our Portamedic services, particularly in light of the weakened U.S. economy and its negative impact on the market for life insurance, along with the related impact on our customers.

Heritage Labs

Heritage Labs' principal services consist of performing tests of blood, urine and/or oral fluid specimens and the assembly and sale of kits used in the collection and transportation of such specimens to its lab facility.  In the second quarter of 2009, approximately 55.4% of Heritage Labs revenue came from lab testing and 44.6% came from the sale of specimen kits.

Since much of Heritage Labs revenue originates from paramedical exam companies (including Portamedic), Heritage Labs is affected by the same negative market trends affecting Portamedic, namely the decline in the number of life insurance applications.  In response, Heritage Labs has taken the following steps to expand its market share and increase revenues:

•
In January 2009, Heritage Labs moved its lab facilities to a new, larger location which is expected to increase productivity and enable new service/product offerings, including offerings focusing outside the paramedical exam marketplace.

•
Heritage Labs has also added a Medical Director to its organization to better serve our clients with lab and mortality related issues.  This reflects our strategy to deliver research and statistical analyses to improve our customers’ underwriting performance.

•
Heritage Labs continues to expand its kit assembly products and services.  Heritage Labs is an FDA-registered Class I and Class II medical device assembler.  Of the three laboratories providing testing services to the insurance industry, only Heritage Labs is licensed to assemble kits.  In late 2008, Heritage Labs announced the award of a contract to assemble biospecimen kits for the National Children’s Study, a study focused on improving children’s health and led by a consortium of federal agencies.

•
In 2008, Heritage Labs began to market a line of self-collected finger stick test kits directly to customers, under the trade name “Appraise.”  These kits test hemoglobin A1c.  The hemoglobin A1c test is particularly important for diabetics, who must regularly monitor their hemoglobin A1c levels.  Heritage Labs uses two blood testing methods for hemoglobin A1c, one for testing whole blood specimens and the other for testing dried blood spots.  Heritage Labs is the only laboratory worldwide which has been certified by the National Glycohemoglobin Standardization Program for A1c testing using dried blood spot specimens.  The test kits are currently available in retail locations including Wal-Mart, Rite Aid, Walgreens and other locations nationwide.

While we intend for these measures to increase our market share and revenues, there can be no assurance we will achieve those results. In the second quarter of 2009, Heritage Labs revenues decreased approximately 9.3% in comparison to the prior year period.  A significant contributing factor to this decline was the loss of a significant customer in April 2008 who transferred its lab testing services to a different company’s lab.  At the time of termination, the customer expressed no dissatisfaction with Heritage Labs in terms of quality or service.  Revenues lost from this customer in the second quarter of 2009, compared to 2008, approximated $0.7 million.  Heritage Labs made significant progress in replacing this lost revenue and we believe that, through increased test kit sales and Portamedic revenue improvements , we may begin to show growth at Heritage Labs.

Hooper Holmes Services (formerly Underwriting Solutions and Infolink)

In July 2009, we combined our product and service offerings formerly delivered by our Underwriting Solutions and Infolink divisions, into a new  service line, Hooper Holmes Services.  We combined these services in order to eliminate duplicate operations, reduce our expenses to a level commensurate with current revenues and better position us to expand our services to new and existing customers. Hooper Holmes Services’ principal place of operations is in Lenexa, KS, and we also maintain an office in Omaha, NE. Hooper Holmes Services operates in three primary markets – insurance, Medicare and healthcare.

Hooper Holmes Services provides underwriting services (including full underwriting, simplified issue underwriting, trial application analysis and telephone interviewing services), retrieves and summarizes attending physician statements (APSs), retrieves prescription drug histories, and performs underwriting audits.

In the second quarter of 2009, Hooper Holmes Services revenue declined 35.5% to $6.5 million as compared to the same period in the prior year.  A significant contributing factor to this decrease was reduced underwriting service revenues from six of our largest insurance company customers.  These customers experienced a substantial slowdown in their business, which resulted in a significant amount of underwriting services previously outsourced to us being greatly reduced or taken back in-house by customers.  A decline in our tele-underwriting and attending physician statement (APS) retrieval, the latter representing the larger of the two revenue components, also significantly contributed to the decrease in Hooper Holmes Services revenues in the second quarter of 2009, as compared to the prior year period.  This decline is attributable to the overall decrease in life insurance application activity.  As a result of this revenue decline, we implemented cost reduction initiatives in the second quarter of 2009.  These cost reduction initiatives are expected to generate significant cost savings in the second half of 2009.

In December 2008, we appointed a new President of Underwriting Solutions with over 20 years of experience and industry knowledge in the life and reinsurance markets.  He was appointed President of Hooper Holmes Services in July 2009. We also hired a new Senior VP of Business Development in April 2009 to identify new sources of revenue, while expanding current revenue sources.

Health & Wellness

Health and Wellness (H&W), established in 2007, recorded revenues of approximately $2.0 million for the second quarter of 2009, an increase of $0.6 million, or approximately 48%, from the prior year period.  In the second quarter of 2009, we completed approximately 37,000 health screenings compared to 25,000 screenings in the prior year period.  We currently provide our services to 38 health management companies.  We have conducted screening events in every state in the U.S. as well as the District of Columbia and Puerto Rico.  To date, we have certified approximately 2,250 of the examiners in our network to be “wellness certified” examiners.

H&W’s services include event scheduling, provision and fulfillment of all supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges, lab coats, bandages, etc.) at screening events, event management, biometric screenings (height, weight, BMI, hip, waist, neck, pulse, blood pressure), blood draws via venipuncture or finger stick, lab testing, participant and aggregate reporting, data processing and data transmission.  Heritage Labs does all of the testing on the samples we collect at health and wellness screenings.  Our key market advantages are our ability to screen both individuals and groups in every jurisdiction in the U.S. using a variety of screening methods.

  We believe that we are well-positioned to capture a significant share of the health and care management market.  However, the success of H&W will depend in part upon the proven success of health and care management and health and wellness initiatives.  If the return on investment in these initiatives is not sufficiently high, H&W may not reach its full potential.  Notwithstanding, in 2009 we believe we are well positioned to capitalize on this opportunity given our unique set of assets, including our own laboratory (Heritage Labs), systems and personnel and access to our network of paramedical examiners.

Key Financial and Other Metrics Monitored by Management

In our periodic reports filed with the SEC, we provide certain financial information and metrics about our service lines, and information that our management uses in evaluating our performance and financial condition.   Our objective in providing this information is to help our shareholders and investors generally understand our overall performance and assess the profitability of our service lines, and our prospects for future net cash flows.

In the second quarter of 2009, we monitored the following metrics:

•	the number of paramedical examinations performed by Portamedic;

•	the average revenue per paramedical examination;

•	time service performance, from examination order to completion;

•	the MIB Life Index data, which represents an indicator of the level of life insurance application activity;

•	the number of health screenings completed by Health & Wellness;

•	the number of tele-interviewing/underwriting reports we generate;

•	the number of specimens tested by Heritage Labs;

•	the average revenue per specimen tested;

•	budget to actual performance at the branch level as well as in the aggregate; and

•	customer and product line profitability.

Certain of the above-cited metrics are discussed in the comparative discussion and analysis of our results of operations that follows.

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three and six months ended June 30, 2009 and 2008

The table below sets forth our revenue by service line for the periods indicated.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2009	2008	% Change	2009	2008	% Change

Portamedic	$34,616	$36,438	-5.0%	$69,640	$73,781	-5.6%
Heritage Labs	3,777	4,164	-9.3%	7,747	8,619	-10.1%
Health and Wellness	1,977	1,336	47.9%	4,351	3,223	35.0%
Hooper Holmes Services	6,485	10,060	-35.5%	13,262	19,605	-32.4%
Subtotal	46,855	51,998	-	95,000	105,228	-
Intercompany eliminations(a)	(643)	(781)	-	(1,353)	(1,632)	-
Total	$46,212	$51,217	-9.8%	$93,647	$103,596	-9.6%

(a) represents intercompany sales from Heritage Labs to Portamedic

Revenues

Consolidated revenues for the three month period ended June 30, 2009 were $46.2 million, a decline of $5.0 million or 9.8% from the prior year period. For the six month period ended June 30, 2009, our consolidated revenues were $93.6 million compared to $103.6 million in the corresponding period of the prior year, a decrease of $9.9 million or 9.6%. As explained in greater detail below, similar market forces influenced the revenues and operating results of our service lines throughout the six month period ended June 30, 2009.

Portamedic

Portamedic revenues declined 5.0% for the three month period ended June 30, 2009 compared to the same period of the prior year.  For the six month period ended June 30, 2009, revenues decreased to $69.6 million compared to $73.8 million for the same period of the prior year, or 5.6%.  The decline in Portamedic revenues reflects the net impact of:

•
fewer paramedical examinations performed in the second quarter 2009 (393,000 in the second quarter 2009, or 6,146 per day vs. 435,000 in the second  quarter of 2008, or 6,791 per day), and in the six month period ended June 30, 2009 (789,000 in the six month period ended June 30, 2009, or 6,213 per day vs. 879,000 in the six month period ended June 30, 2008, or 6,864 per day);

•
higher average revenue per paramedical examination in the second quarter of 2009 of approximately 3% ($89.09 in the second quarter of 2009 vs. $86.14  in the second quarter of 2008), and in the six month period ended June 30, 2009 a higher average revenue per paramedical examination of approximately 4% ($89.51 in the six month period ended June 30, 2009 vs. $86.17 in the six month period ended June 30, 2008).

We attribute the reduction in the number of paramedical examinations and related services performed in the first half of  2009 to the continued decline in life insurance application activity in the United States (as reported by the MIB Life Index) and the continued weakness of the U.S. economy.

Heritage Labs

Heritage Labs revenues in the second quarter of 2009 were $3.8 million, a decrease of $0.4 million, or 9.3%, compared to the prior year period.  For the six month period ended June 30, 2009, revenues decreased to $7.7 million compared to $8.6 million for the same period of the prior year, or 10.1%.

Heritage Labs tested fewer specimens in the second quarter of 2009 compared to the prior year period (158,000 in the second quarter 2009 vs. 175,000 in the second quarter 2008), and in the first six months of 2009 compared to the same period in 2008 (321,000 vs. 367,000).   Heritage Labs average revenue per specimen tested decreased in the second quarter 2009 compared to the prior year period ($14.90 in the second quarter 2009 vs. $16.38 in the second quarter 2008), and in the first six months of 2009 compared to the same period in 2008 ($15.31  vs. $16.63).

The decline in Heritage Labs revenue is primarily due to the loss of a significant customer in April 2008.  In comparison to the prior year period, lost revenues associated with this customer totaled approximately $1.8 million in the six month period ending June 30, 2009.  Decreased revenue due to the loss of this customer has been partially offset by revenue earned from new customers in the three and six months ended June 30, 2009.  The decreased average revenue per specimen experienced in the first half of 2009 is primarily due to a reduction in the amount we charge our customers resulting from a reduction in freight costs incurred by us and passed on to our customers.  To a lesser extent, product mix also contributed to the decrease in average revenue per specimen experienced for the three and six month periods ended June 30, 2009 as compared to the prior year periods.

Health and Wellness

Health and Wellness revenues in the second quarter 2009 were $2.0 million, an increase of $0.6 million, or 47.9%, compared to the prior year period.  For the six month periods ended June 30, 2009 and 2008, revenues totaled $4.4 and $3.2 million, respectively.  Health and Wellness, established in 2007, completed approximately 37,000 health screenings in the second quarter 2009, compared to approximately 25,000 screenings completed in the prior year period.  For the six month periods ending June 30, 2009 and 2008, H&W completed approximately 89,000 and 64,000 health screenings, respectively.  The increase in our revenue during the three and six month periods ended June  30, 2009 compared to the prior year periods is due to our sales and marketing efforts, as we continue to grow and develop this new service line.

        Hooper Holmes Services (formerly Infolink and Underwriting Solutions)

Hooper Holmes Services revenues for the three month period ended June 30, 2009 were $6.5 million, a decline of $3.6 million, or 35.5% from the prior year period.  For the six month period ended June 30, 2009, revenues decreased  to $13.3 million compared to $19.6 million for the same period of the prior year, or 32.4%.

A significant factor contributing to this decrease was reduced underwriting service revenues from six of our largest insurance company customers.  These customers experienced a substantial reduction in their business due to the current economic slowdown, which resulted in a significant reduction of underwriting cases being outsourced to us. The largest of these customers accounted for $1.5 million of the total decrease in revenues during the six months ended June 30, 2009.

A decrease in the number of attending physician statements (APSs) performed and the average price per APS unit also contributed to the decline in Hooper Holmes Services revenues.  During the three and six months ended June 30, 2009, APS units performed decreased 29.7% and 26.1%, respectively, as compared to the prior year periods.  This decrease in the number of APS units is attributable to the overall decline in life insurance activity and a decrease in the number of tele-interviews we performed. APS average price per unit decreased due to a reduction in fees charged to customers for medical records retrieval.  A portion of our retrieval services, which were previously outsourced, were brought back in-house by Hooper Holmes Services, with the applicable cost savings passed on to our customers as a reduced fee.  This decrease was partially offset by an increase in the average price per unit of our tele-interviewing services (13.5% and 12.8% for the three and six month periods ended June 30, 2009, as compared to the prior year periods).

Cost of Operations

Consolidated cost of operations amounted to $33.3 million for the second quarter of 2009, compared to $38.2 million for the prior year period.  For the six months ended June 30, 2009, cost of operations was $68.3 million compared to $76.4 million for the six months ended June 30, 2008.  The following table shows cost of operations as a percentage of revenues for the corresponding service lines.

(in thousands)	For the three months ended June 30,				For the six months ended June 30,
		As a % of		As a % of		As a % of		As a % of
	2009	Revenues	2008	Revenues	2009	Revenues	2008	Revenues
Portamedic/Health & Wellness	$26,006	71.1%	$28,554	75.6%	$53,515	72.3%	$57,354	74.5%
Heritage Labs	2,468	65.3%	2,682	64.4%	4,958	64.0%	5,413	62.8%
Hooper Holmes Services	5,462	84.2%	7,766	77.2%	11,212	84.5%	15,228	77.7%
Subtotal	33,936	-	39,002	-	69,685	-	77,995	-
Intercompany eliminations (a)	(644)	-	(772)	-	(1,354)	-	(1,623)	-
Total	$33,292	72.0%	$38,230	74.6%	$68,331	73.0%	$76,372	73.7%

(a) represents intercompany cost of operations pertaining to sales from Heritage Labs to Portamedic

The reduction in the consolidated cost of operations as a percentage of revenues for the three and six months ended June 30, 2009 compared to the prior year periods was primarily attributable to cost reduction initiatives implemented across the Company, primarily in our Portamedic service line.

Selling, General and Administrative Expenses

(in thousands)	For the three months ended June 30,		(Decrease)	For the six months ended June 30,		(Decrease)
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
Selling, general and administrative expenses	$12,661	$13,246	$(585)	$26,493	$26,582	$(89)

Consolidated selling, general and administrative (“SG&A) expense for the three and six month periods ended June 30, 2009 decreased $0.6 million and $0.1 million, respectively, compared to the prior year periods.

SG&A as a percentage of revenues totaled 27.4% and 25.9% for the three month periods ended June 30, 2009 and 2008, respectively, and 28.3% and 25.7% for the six months ended June 30, 2009 and 2008, respectively.  SG&A expenses decreased $0.6 million to $12.7 million for the three months ended June 30, 2009 compared to $13.2 million in the same period of the prior year.  For the six month period ended June 30, 2009, SG&A expense decreased to $26.5 million compared to $26.6 million in the same period of the prior year

The decrease in SG&A expenses for the three and six month periods ended June 30, 2009 compared to the prior year periods is primarily due to:

•	reduced incentive compensation expense totaling $0.4 million and $0.9 million, respectively;

•	reduced legal and general insurance costs totaling $0.2 million and $0.5 million, respectively;

•	reduced amortization expense resulting from certain intangible assets now fully amortized totaling $0.2 million and $0.3 million, respectively;

•	reduced Portamedic and Hooper Holmes Services sales salaries and related sales expenses totaling $0.3 million and $0.3 million, respectively;

•	reduced 401K employer match relating to the elimination of the 401K Company match totaling $0.2 million and $0.2 million, respectively; and

•	reduced general business taxes and reduced Board of Directors fees and expenses totaling $0.3 million and $0.3 million, respectively.

The decreases listed above were partially offset by the following:

•
increased depreciation expense (non-cash) resulting from a reduction in the estimated useful life of our current IT systems scheduled to be replaced in mid 2010, totaling $0.8 million and $1.6 million, respectively;

•	increased consulting costs associated with retaining the services of a strategic advisor totaling $0.2 million and $0.5 million, respectively; and

•	increased health insurance costs totaling $0.1 million and $0.3 million, respectively.

Restructuring and Other Charges

For the three and six month periods ended June 30, 2009, we recorded restructuring and other charges of approximately $0.7 million and $0.9 million, respectively.  The charges are primarily attributable to:

•	restructuring charges for employee severance and branch office closures totaling $0.3 million and $0.5 million, respectively; and

•	charges related to legal and other costs for the Board of Director election proxy costs totaling $0.4 million and $0.4 million, respectively.

For the six month period ended June 30, 2008, we recorded restructuring and other charges of approximately $1.7 million.  The charges were primarily attributable to:

•	restructuring charges for employee severance and office closures totaling $0.4 million;

•	charges related to the early termination of an agreement with an outside consultant utilized in our 2006 strategic review totaling $0.9 million; and

•	severance charges related to the resignation of our former CEO of $0.4 million.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the three month period ended June 30, 2009 was $(0.4) million, or (0.9%) of consolidated revenues compared to a consolidated operating loss from continuing operations for the three month period ended June 30, 2008 of $(0.3) million, or (0.5%) of consolidated revenues.  For the six month period ended June 30, 2009, our consolidated operating loss from continuing operations was $(2.1) million, or (2.2%) of consolidated revenues compared to a consolidated operating loss from continuing operations for the six month period ended June 30, 2008 of $(1.0) million, or (1.0%) of consolidated revenues.

Other income/expense

Interest income for the three month period ended June 30, 2009 was $0.02 million compared to $0.04 million for the prior year period.  For the six month period ended June 30, 2009, interest income was $0.04 million compared to $0.1 million for the six month period ended June 30, 2008.  The decrease is due to lower returns on invested cash, partially offset by higher cash balances.

Other expenses, net for the second quarter of 2009 was $0.07 million compared to $0.06 million for the prior year period.  For the six month period ended June 30, 2009, other expense was $0.2 million compared to $0.1 million for the six month period ended June 30, 2008.  The increase is primarily due to the write-off of our revolving credit facility fees related to our previous Credit Facility with CitiCapital.

Income Taxes

For the three and six month periods ended June 30, 2009, we recorded $0.02 million and $0.04 million, respectively, in state income tax expense. We recorded a net tax benefit of $0.01 million and $0.06 million for the three and six month periods ended June 30, 2008, respectively, resulting from certain state tax liabilities offset by a refund of certain state income taxes.  No federal tax benefit was recorded relating to the current year losses, as we continue to believe that a full valuation allowance is required on our net deferred tax assets.

Loss from Continuing Operations

Loss from continuing operations for the three month period ended June 30, 2009 was $(0.5) million, or $(0.01) per share, compared to $(0.3) million, or $(0.00) per share, in the same period of the prior year.  Loss from continuing operations for the six month period ended June 30, 2009 was $(2.3) million, or $(0.03) per share, compared to $(0.9) million, or $(0.01) per share, in the same period of the prior year.

Discontinued Operations

On June 30, 2008, we sold substantially all of the assets and liabilities of the CED operating segment for $5.6 million and received cash payments totaling $5.1 million and a $0.5 million note receivable due in six equal monthly installments beginning July 31, 2008.  The note receivable was fully collected in March 2009.  In connection with the sale of the CED, we have been released as the primary obligor for certain lease obligations acquired but remain secondarily liable in the event the buyer defaults.  The guarantee is provided for the term of the lease, which expires in July 2015.  In 2008, we recorded a reserve of $0.3 million, representing the fair value of the guarantee obligation.  The maximum potential amount of future payments under the guarantee is $0.8 million.  In the three and six months ended June 30, 2008, we recognized a net gain on the sale of the CED of approximately $1.1 million, which included the above mentioned reserve of $0.3 million.

As previously disclosed, on October 9, 2007, we completed the sale of MDG for $15.3 million and received a cash payment of $12.8 million, net of closing adjustments of $1.2 million.  In addition, we incurred $1.0 million of expenses related to the sale.  Additional payments to be received included $0.5 million within nine months of the closing and $0.7 million within 24 months of the closing.  We recognized a net gain on the sale of approximately $9.2 million, inclusive of $1.4 million of MDG foreign currency translation gains, which was reported in discontinued operations in 2007.

In connection with the sale of MDG, we agreed to indemnify the purchaser for certain pre-closing tax liabilities.  During the second quarter of 2008, additional information became available to us relating to these pre-closing tax liabilities.  Based on this information, we revised our initial estimate and recorded an additional liability of $0.8 million in gain on sale of subsidiary during the three and six months ended June 30, 2008.  As of March 31, 2009, we had a liability totaling $1.5 million relating to these pre-closing tax obligations of MDG.

On May 7, 2009, we reached a settlement agreement with Medicals Direct Holding Limited (“MD”) (successor-in-interest to the purchaser) whereby we and MD agreed to fully release and discharge each other for any and all claims known or unknown under the MDG Stock Purchase Agreement and the Tax Deed executed on October 9, 2007. On May 8, 2009, we paid MD the sum of $0.3 million for this release and further released MD from the additional purchase price payments due us, totaling $1.2 million.

Liquidity and Financial Resources

As of June 30, 2009, our primary sources of liquidity are our holdings of cash and cash equivalents and our $15 million three year Loan and Security Agreement (the “Loan and Security Agreement”) with TD Bank, N.A. (“TD Bank”) – (see “Our Credit Facility” below). At June 30, 2009 and December 31, 2008, our working capital was $24.9 million and $24.0 million, respectively.  Our current ratio as of June 30, 2009 was 2.6 to 1, compared to 2.3 to 1 at December 31, 2008. Significant uses and sources affecting our cash flows for the six month period ended June 30, 2009 include:

•	restructuring payments related to employee severance and lease obligations totaling $0.5 million;

•	consulting payments related to the services of a strategic advisor totaling $0.5 million;

•	capital expenditures of $2.0 million; and

•	increase in inventory of $0.3 million from December 31, 2008.

These uses of cash were partially offset by:

•	a decrease in accounts receivable of $1.8 million from December 31, 2008; and

•	receipt of a $0.6 million lease incentive.

For the six month periods ended June 30, 2009 and 2008, we incurred losses from continuing operations of $2.3 million and $0.9 million, respectively, which includes losses from operations, and restructuring and other charges.  We have managed our liquidity through the sale of certain assets in 2008 and a series of cost reduction initiatives.

As of June 30, 2009, we had $12.4 million in cash and cash equivalents and no outstanding debt.  Our net cash provided by (used in) operating activities of continuing operations for the six month periods ended June 30, 2009 and 2008 were $3.3 million and ($3.4) million, respectively.

Our three year Revolving Credit Facility (the “Credit Facility”) with CitiCapital Commercial Corporation (“CitiCapital”)  was due to expire on October 10, 2009.  On March 9, 2009, in connection with our entering into a three year Loan and Security Agreement with TD Bank, we terminated our Credit Facility with CitiCapital.

 The Loan and Security Agreement with TD Bank provides us with a revolving line of credit limited to the lesser of $15 million, or 85% of eligible accounts receivable, as defined.  The Loan and Security Agreement requires us to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), on a trailing 12-month basis, of no less than 1.1 to 1.0 as of January 31, 2010, and as of the end of each of our fiscal quarters thereafter.  The fixed charge coverage ratio allows for the exclusion of capital expenditures in excess of one dollar from the denominator of the calculation provided we maintain pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  As of June 30, 2009, our average cash balance at TD Bank for the 90 days ended June 30, 2009, exceeded the pre-defined cash balance requirement thereby allowing all capital expenditures in excess of one dollar to be excluded from the fixed charge coverage ratio calculation.  As of June 30, 2009, our fixed charge coverage ratio measured on a trailing 12-month period was 18.1 to 1.0.  If June 30, 2009 were the measurement date, we would pass this financial covenant.

On April 22, 2009, we obtained from TD Bank and issued a letter of credit in the amount of $0.5 million to the landlord of our Heritage Labs facility as security for performance of our obligations under the lease.  The letter of credit will automatically extend for additional periods of one year, unless notice is given to terminate the letter of credit 60 days prior to its expiration date.  In no event shall the letter of credit be renewed beyond December 31, 2011.  The letter of credit reduced our borrowing capacity under our revolving line of credit.  As of June 30, 2009, our borrowing capacity under the revolving line of credit totals $14.5 million.

For the six months ended June 30, 2009, our consolidated revenues totaled $93.6 million, representing a decline of approximately 9.6% from the prior year period.  In response to the declining revenues, primarily a result of the downturn in the economy and its negative impact on the life insurance industry in which we serve, we took certain actions to reduce our costs including headcount reductions, wage and hiring freezes, and a reduction in capital expenditures and general operating expenses.  These actions are expected to further reduce expenses for the remainder of 2009 and thereafter.

Based on our anticipated level of future revenues, the cost reduction initiatives implemented to date, along with our existing cash and cash equivalents, we believe we have sufficient funds to meet our cash needs through at least June 30, 2010.

The current challenging economic climate may lead to further reductions in revenues.  If revenues continue to decline as compared to the prior year, operating losses will continue, and we will be required to take additional actions to further reduce costs, capital spending and restructure operations.  This would also reduce our cash reserves and potentially require us to borrow under the Loan and Security Agreement with TD Bank.  Furthermore, there is no guarantee that our cost reduction actions will generate the cost savings necessary to offset declining revenues and operating profits.  If we are unsuccessful in implementing additional cost reduction initiatives and/or if revenues continue to decline at levels similar or worse than that experienced in the first six months of 2009, we may fail the financial covenant contained in the Loan and Security Agreement and therefore would be prohibited from borrowing under the Loan and Security Agreement after January 31, 2010.  These and other factors would adversely affect our liquidity and our ability to generate profits in the future.

Cash Flows from Operating Activities

For the six month periods ended June 30, 2009 and 2008, net cash provided by (used in) operating activities of continuing operations was $3.3 million and ($3.4) million, respectively.

The net cash provided by operating activities of continuing operations for the six month period ended June 30, 2009 of $3.3 million reflects a loss of $2.3 million from continuing operations, and includes receipt of a $0.6 million lease incentive, non-cash charges of $3.8 million of depreciation and amortization, and $0.3 million of share-based compensation expense. Changes in working capital included:

•
a decrease in accounts receivable of $1.8 million, primarily due to increased Portamedic cash collections.  Our consolidated days sales outstanding (DSO), measured on a rolling 90-day basis was 46 days at June 30, 2009, compared to 48 days at December 31, 2008 and 53 days at June 30, 2008.  Historically, our accounts receivable balances and our DSO are at their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out.  Our DSO from December 31, 2008 to June 30, 2009 improved 2 days compared to an increase of 7 days for the same period of the prior year.  We believe our increased collection efforts in the first half of 2009, along with our continued focus on electronic customer billing, are the primary drivers of our improvement in DSO relative to our historic experience in the first half of the year. As a result of these improvements, our allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $1.0 million since December 31, 2008, of which $0.2 million was reversed to revenue during the three months ended June 30, 2009.

The net cash used in operating activities of continuing operations for the six month period ended June 30, 2008 of $3.4 million reflects a loss of $0.9 million from continuing operations, and includes a non-cash charge of $2.2 million of depreciation and amortization. Changes in working capital items included:

•
an increase in accounts receivable of $3.6 million, primarily due to a reduction in Portamedic cash collections during the first six months of 2008. Our DSO, measured on a rolling 90-day basis was 53 days at June 30, 2008, compared to 46 days at December 31, 2007; and

•	a decrease in accounts payable, accrued expenses and other long-term liabilities of $1.5 million.

Cash Flows used in Investing Activities

For the six month period ended June 30, 2009, we used $2.0 million in net cash for investing activities of continuing operations for capital expenditures, primarily relating to leasehold improvements associated with the relocation of Heritage Labs in the first quarter of 2009.

For the six month period ended June 30, 2008, we used $2.8 million in net cash for investing activities of continuing operations for capital expenditures.  Net cash provided by investing activities of discontinued operations during the six month period ended June 30, 2008 principally relates to the $5.1 million cash received from the sale of the CED.

Cash Flows used in Financing Activities

The net cash used in financing activities of continuing operations for the six month period ended June 30, 2009 of $0.3 million represents debt issuance costs associated with entering into our new Loan and Security Agreement with TD Bank.  There was no cash used in, or provided by, financing activities for the six month period ended June 30, 2008.

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

In connection with the Loan and Security Agreement, we paid closing fees of $0.3 million to the lender.  We are also obligated to pay, on a monthly basis in arrears, an unused line fee (usage fee) equal to 1% per annum on the difference between $15 million plus the average outstanding principal balance of cash advances under the revolving credit line plus the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.  In addition, we are required to pay an annual loan fee of $0.1 million.

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

The Loan and Security Agreement with TD Bank provides us with a revolving line of credit limited to the lesser of $15 million, or 85% of eligible accounts receivable, as defined.  The Loan and Security Agreement requires us to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), on a trailing 12-month basis, of no less than 1.1 to 1.0 as of January 31, 2010, and as of the end of each of our fiscal quarters thereafter.  The fixed charge coverage ratio allows for the exclusion of capital expenditures in excess of one dollar from the denominator of the calculation provided we maintain pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  As of June 30, 2009, our average cash balance at TD Bank for the 90 days ended June 30, 2009, exceeded the pre-defined cash balance requirement thereby allowing all capital expenditures in excess of one dollar to be excluded from the denominator of the fixed charge coverage ratio calculation.  As of June 30, 2009, our fixed charge coverage ratio measured on a trailing 12-month period was 18.1 to 1.0.  If June 30, 2009 were the measurement date, we would pass this financial covenant.

On April 22, 2009, we obtained from TD Bank and issued a letter of credit in the amount of $0.5 million to the landlord of our Heritage Labs facility as security for performance of our obligations under the lease.  The letter of credit will automatically extend for additional periods of one year, unless notice is given to terminate the letter of credit 60 days prior to its expiration date.  In no event shall the letter of credit be renewed beyond December 31, 2011.  The letter of credit reduced our borrowing capacity under our revolving line of credit.  As of June 30, 2009, our borrowing capacity under the revolving line of credit totals $14.5 million.

The failure of us or any of our subsidiary guarantors to comply with any of the covenants or the breach of any of its or their representations and warranties, contained in the Loan and Security Agreement, constitutes an event of default under the agreement.  In addition, the Loan and Security Agreement provides that “Events of Default” include the occurrence or failure of any event or condition that, in TD Bank’s sole judgment, could have a material adverse effect (i) on the business, operations, assets, management, liabilities or condition of the Company, (ii) on the value of or the perfection or priority of TD Bank’s lien upon the Collateral, or (iii) on the ability of us and our subsidiary guarantors to perform under the Loan and Security Agreement.

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

Share Repurchases

We did not purchase any shares of our common stock during the six month periods ended June 30, 2009 and 2008.  Under the terms of the Loan and Security Agreement, we are precluded from purchasing any shares of our common stock.

Dividends

No dividends were paid in the six month periods ended June 30, 2009 and 2008.  We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of the Loan and Security Agreement with TD Bank.

Contractual Obligations

As of June 30, 2009, there have been no material charges in contractual obligations as disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, under the caption “Contractual Obligations”.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There were no changes to our critical accounting policies during the six month period ended June 30, 2009.  Such policies are described in our 2008 annual report on Form 10-K.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 10 to the unaudited interim consolidated financial statements included in this quarterly report.  Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations.  Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings.  As of June 30, 2009, there were no borrowings outstanding.

Based on our market risk sensitive instruments outstanding at June 30, 2009, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

None

PART II – Other Information

ITEM 1	Legal Proceedings

On February 28, 2008, a physician, John McGee, M.D., filed suit in the United States District Court for the Eastern District of New York in which he alleged, among other things, that an insurance company and numerous other named and unnamed defendants including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008), violated various laws, including the Racketeer Influenced Corrupt Organization Act (“RICO”), in connection with the arranging of independent medical examinations.  The substance of the claim appears to be that the plaintiff physician was denied compensation for medical services allegedly rendered to persons claiming to have been injured in automobile accidents, after independent medical examinations arranged by the defendant insurance company indicated no basis for those services.  It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or the CED in particular.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.   The Company, along with the other defendants, moved to dismiss the case, and these motions are pending. The motions are based on grounds similar to those asserted in the motion to dismiss filed in the Sundahl matter, described below.  On July 31, 2009, plaintiffs filed an amended complaint which modifies the claims for relief, primarily against a defendant insurance company. The Company has retained liability for this litigation following the sale of substantially all of the assets and liabilities of the CED.

On April 3, 2008, Gregory Sundahl and Jesse Sundahl, individually and on behalf of all others similarly situated, filed suit in the United States District Court for the Eastern District of New York in which they alleged, among other things, that an insurance company and numerous other named and unnamed defendants including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008), violated various laws, including RICO, in connection with the arranging of independent medical examinations.  This suit was filed by the same lawyer that filed the McGee case described above, and contains similar allegations, but on behalf of the patients who were allegedly injured in automobile accidents whose medical services were not paid for based on the results of independent medical examinations.  It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or CED in particular.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.  The Company, along with the other defendants, moved to dismiss the case, and this motion was granted on March 31, 2009.  The alleged claims under federal law have been dismissed with prejudice; the alleged claims under state law were dismissed without prejudice to plaintiffs re-filing them in state court.  On April 22, 2009, plaintiffs moved for reconsideration of the dismissal order; the Company’s opposition to that motion was filed May 4, 2009.  Plaintiffs also filed, on May 8, 2009, a notice of appeal from the dismissal order.  The Company has retained liability for this litigation following the sale of substantially all of the assets and liabilities of the CED.

We are a party to (or an indemnitor of) a number of other legal claims and actions arising in the ordinary course of our business.  We maintain various liability insurance coverages (e.g., general liability and professional liability) for such claims.  In the opinion of management, we have substantial legal defenses and/or insurance coverage with respect to these pending legal actions.  Accordingly, none of these actions is expected to have a material adverse effect on our liquidity, our consolidated results of operations or our consolidated financial position.

ITEM 1A	Risk Factors

Readers should carefully consider, in connection with the other information in this Form 10-Q, the risk factors disclosed in Item 1A.  “Risk Factors” in our 2008 annual report on Form 10-K.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of shareholders on May 19, 2009, the Company’s shareholders elected Ronald V. Aprahamian and Larry Ferguson to serve as directors until the 2012 annual meeting and ratified the selection of KPMG LLP to serve as the Company’s independent registered public accounting firm for 2009.

The chart below names each director nominated for election at the 2009 annual meeting, and presents the number of votes cast for or withheld from, and the number of broker non-votes and abstentions with respect to each such nominee:

Nominee	For	Votes Cast Against	Withheld	Broker Non-votes	Abstained
Ronald V. Aprahamian	24,828,717	-	8,126,569	-	-
Larry Ferguson	32,941,826	-	13,460	-	-
Leslie Hudson	17,477,357	-	912,681	-	-
Roy E. Lowrance	17,494,640	-	895,398	-	-

The names of the directors whose terms of office continued after the 2009 annual meeting are as follows:

Roy H. Bubbs
Benjamin A. Currier
John W. Remshard
Elaine L. Rigolosi
Kenneth R. Rossano

With respect to the ratification of KPMG LLP as independent registered public accounting firm, the number of votes cast was 50,519,650 for, 681,997 against, 143,677 abstained and zero broker non-votes.

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

Dated:  August 7, 2009

By: /s/ Roy H. Bubbs
Roy H. Bubbs
Chief Executive Officer and President

By: /s/ Michael J. Shea
Michael J. Shea
Senior Vice President and Chief Financial Officer