Form 10-Q
period 2009-09-30
HOOPER HOLMES INC
filed 2009-11-06
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2009

or

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

The number of shares outstanding of the Registrant’s common stock as of October 30, 2009 were:
Common Stock, $.04 par value – 68,704,587 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES
INDEX

			Page No.
PART I –	Financial Information (unaudited)

	ITEM 1 –	Financial Statements

		Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	1

		Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008	2

		Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	3

		Notes to Unaudited Consolidated Financial Statements	4-16

	ITEM 2 –	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-30

	ITEM 3 –	Quantitative and Qualitative Disclosures About Market Risk	31

	ITEM 4 –	Controls and Procedures	31

PART II –	Other Information

	ITEM 1 –	Legal Proceedings	31-32

	ITEM 1A –	Risk Factors	32

	ITEM 2 –	Unregistered Sales of Equity Securities and Use of Proceeds	32

	ITEM 3 –	Defaults upon Senior Securities	32

	ITEM 4 –	Submission of Matters to a Vote of Security Holders	32

	ITEM 5 –	Other Information	32

	ITEM 6 –	Exhibits	33

		Signatures	34

PART I – Financial Information

Consolidated Balance Sheets
(unaudited)
 (In thousands, except share and per share data)

	September 30, 2009	December 31, 2008
ASSETS (Note 10)
Current assets:
Cash and cash equivalents	$14,225	$11,547
Accounts receivable, net of allowance for doubtful accounts of $1,572 and $3,036 at September 30, 2009 and December 31, 2008, respectively	22,907	25,366
Inventories	2,856	2,865
Other current assets	1,623	2,356
Total current assets	41,611	42,134

Property, plant and equipment at cost	44,776	44,736
Less: Accumulated depreciation and amortization	32,677	29,395
Property, plant and equipment, net	12,099	15,341

Intangible assets, net	1,036	1,429
Other assets	304	365
Total assets	$55,050	$59,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,610	$6,701
Accrued expenses	10,553	11,452
Total current liabilities	16,163	18,153
Other long-term liabilities	646	348
Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 68,713,982 and 68,683,982 shares as of September 30, 2009 and December 31, 2008, respectively	2,749	2,747
Additional paid-in capital	147,328	146,846
Accumulated deficit	(111,765)	(108,754)
	38,312	40,839
Less: Treasury stock, at cost 9,395 shares as of September 30, 2009 and December 31, 2008	(71)	(71)
Total stockholders’ equity	38,241	40,768
Total liabilities and stockholders' equity	$55,050	$59,269

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
(unaudited)
 (In thousands, except share and per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Revenues	$43,790	$47,196	$137,437	$150,792
Cost of operations	32,272	35,970	100,603	112,342
Gross profit	11,518	11,226	36,834	38,450
Selling, general and administrative expenses	11,867	13,172	38,360	39,754
Restructuring and other charges	261	-	1,139	1,653
Operating loss from continuing operations	(610)	(1,946)	(2,665)	(2,957)
Other income (expense):
Interest expense	-	(3)	(1)	(3)
Interest income	22	64	66	180
Other expenses, net	(133)	(147)	(334)	(259)
	(111)	(86)	(269)	(82)
Loss from continuing operations before income taxes	(721)	(2,032)	(2,934)	(3,039)

Income tax (benefit) expense	(2)	15	36	(48)

Loss from continuing operations	(719)	(2,047)	(2,970)	(2,991)

Discontinued operations:
Income from discontinued operations, net of income tax	-	-	-	212
Loss on sale of subsidiary	-	(635)	(41)	(355)
	-	(635)	(41)	(143)
Net loss	$(719)	$(2,682)	$(3,011)	$(3,134)
Basic and diluted loss per share:
Continuing operations
Basic	$(0.01)	$(0.03)	$(0.04)	$(0.04)
Diluted	(0.01)	(0.03)	(0.04)	(0.04)
Discontinued operations
Basic	$-	$(0.01)	$-	$-
Diluted	-	(0.01)	-	-
Net loss
Basic	$(0.01)	$(0.04)	$(0.04)	$(0.05)
Diluted	(0.01)	(0.04)	(0.04)	(0.05)

Weighted average number of shares:
Basic and diluted	68,704,587	68,674,587	68,687,994	68,652,397

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
 (Unaudited, in thousands)

	Nine Months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,011)	$(3,134)
Loss from discontinued operations, net of income taxes	(41)	(143)
Loss from continuing operations	(2,970)	(2,991)
Adjustments to reconcile loss from continuing operations to net cash provided by
(used in) operating activities of continuing operations:
Depreciation	4,977	2,464
Amortization	393	778
Provision for bad debt expense	12	78
Share-based compensation expense	484	301
Loss on disposal of fixed assets	178	130
Change in assets and liabilities, net of effect
from disposition of business:
Accounts receivable	2,447	(2,356)
Inventories	9	(415)
Other assets	(171)	505
Accounts payable, accrued expenses and other long-term liabilities	256	(1,200)
Net cash provided by (used in) operating activities of continuing operations	5,615	(2,706)
Net cash (used in) provided by operating activities of discontinued operations	(300)	871
Net cash provided by (used in) operating activities	5,315	(1,835)

Cash flows from investing activities:
Capital expenditures	(2,463)	(3,952)
Net cash used in investing activities of continuing operations	(2,463)	(3,952)
Net cash provided by investing activities of discontinued operations	83	5,205
Net cash (used in) provided by investing activities	(2,380)	1,253

Cash flows from financing activities:
Debt financing fees	(257)	-
Net cash used in financing activities of continuing operations	(257)	-
Net cash used in financing activities of discontinued operations	-	-
Net cash used in financing activities	(257)	-

Net increase (decrease) in cash and cash equivalents	2,678	(582)
Cash and cash equivalents at beginning of period	11,547	11,267
Cash and cash equivalents at end of period	$14,225	$10,685

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$172	$714
Note receivable on sale of subsidiary	-	333
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1	$3
Income taxes	40	-

See accompanying notes to consolidated financial statements.

HOOPER HOLMES, INC.

Notes to Unaudited Consolidated Financial Statements
September 30, 2009
 (in thousands, except share data, unless otherwise noted)

Note 1: Basis of Presentation

a)      Hooper Holmes, Inc. and its subsidiaries (“Hooper Holmes” or “the Company”) provide outsourced health risk assessment services to the life insurance and health industries. The Company operates in one reportable operating segment and provides paramedical and medical examinations, personal health interviews and record collection, and laboratory testing, which help life insurance companies evaluate the risks associated with underwriting policies.  The Company also conducts wellness screenings for wellness companies, disease management organizations and health plans.

The Company is one of the leading providers of outsourced risk assessment services to the life insurance and health industries. The core activity of these services consists of arranging for paramedical examinations on behalf of insurance carriers, primarily in connection with such carriers’ processing and evaluation of the risks associated with underwriting insurance policies - mainly life insurance policies. As a provider of health risk assessment services to the insurance industry, the Company’s business is subject to seasonality, with third quarter sales typically dropping below the other quarters due to the decline in activity typically experienced by the insurance industry during the summer months.

b)      The unaudited interim consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2008 annual report on Form 10-K.

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

The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for any other interim period or the full year.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

c)      On June 30, 2008, the Company sold substantially all of the assets and liabilities of its Claims Evaluation Division (“CED”).  The CED met the definition of a “component of an entity” and therefore has been accounted for as discontinued operations.  Accordingly, the CED operating results and cash flows are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2009 and 2008.  All corresponding footnotes reflect the discontinued operations presentation.  See Note 6 for additional information on the sale of the CED.

d)      In December 2008, the Company decided to develop a new customer service order tracking IT system to improve the speed, accuracy and consistency of services provided to its Portamedic and Infolink customers.  The new IT system is scheduled for completion in mid-2010.  As a result of the development of this new system, in December 2008 the Company reduced the estimated useful life of its current IT system to terminate in mid-2010.  This reduction in useful life will result in an increase in depreciation expense (non-cash charge) in 2009 by approximately $2.7 million and in 2010 by approximately $1.2 million.  For the three and nine month periods ended September 30, 2009, net loss increased $0.6 million ($0.01 per share) and $2.1 million ($0.03 per share), respectively, as a result of the reduction in the useful life of the current IT system.

e)      Certain reclassifications have been made to the prior year’s consolidated financial statements in order to conform to the current year’s presentation.

Note 2:	Liquidity

For each of the nine month periods ended September 30, 2009 and 2008, the Company incurred losses from continuing operations of $3.0 million, which include losses from operations, and restructuring and other charges.  Included in the $3.0 million loss is depreciation and amortization expense of $5.4 million and $3.2 million for the nine months ended September 30, 2009 and 2008, respectively.  The Company has managed its liquidity through the sale of certain assets in 2008 and a series of cost reduction initiatives.

At September 30, 2009, the Company had approximately $14.2 million in cash and cash equivalents and no outstanding debt.  The Company’s net cash provided by (used in) operating activities of continuing operations for the nine months ended September 30, 2009 and 2008 were $5.6 million, (of which $0.6 million represents receipt of a lease incentive), and $(2.7) million, respectively.

As discussed in Note 10, on March 9, 2009 the Company entered into a three year Loan and Security Agreement with TD Bank, N.A., (TD Bank), which provides the Company with a revolving line of credit limited to the lesser of $15 million, or 85% of eligible accounts receivable, as defined.  The Loan and Security Agreement contains a financial covenant, which requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of January 31, 2010, and as of the end of each of the Company’s fiscal quarters thereafter.  The fixed charge coverage ratio allows for the exclusion of capital expenditures in excess of one dollar from the denominator of the calculation, provided the Company maintains pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  As of September 30, 2009, the Company’s average cash balances at TD Bank for the 90 days ended September 30, 2009 exceeded the pre-defined cash balance requirement under the fixed charge coverage ratio, thereby allowing all capital expenditures in excess of one dollar to be excluded from the denominator of the fixed charge coverage ratio calculation.  As of September 30, 2009, the Company’s fixed charge coverage ratio measured on a trailing 12-month period and excluding capital expenditures in excess of one dollar was 37.1 to 1.0.  If September 30, 2009 were the measurement date, the Company would pass this financial covenant.  However, there is no assurance that the Company will pass this financial covenant as of January 31, 2010, or as of the end of each fiscal quarter thereafter.

On April 22, 2009, the Company obtained from TD Bank and issued a letter of credit under the Loan and Security Agreement in the amount of $0.5 million to the landlord of the Company’s Heritage Labs facility as security for performance of the Company’s obligations under the lease.  The letter of credit will automatically extend for additional periods of one year, unless notice is given to terminate the letter of credit 60 days prior to its expiration date.  In no event shall the letter of credit be renewed beyond December 31, 2011.  The letter of credit reduced the Company’s borrowing capacity under its revolving line of credit.  As of September 30, 2009, the Company’s borrowing capacity under the revolving line of credit totals $14.5 million.

For the nine months ended September 30, 2009, the Company’s consolidated revenues totaled $137.4 million, representing a decline of approximately 8.9% from the prior year period.  In response to the declining revenues, during the first nine months of 2009, the Company has taken certain actions to reduce its costs including headcount reductions, wage and hiring freezes, office closures and consolidations, and a reduction in capital expenditures and general operating expenses.  These actions are expected to further reduce expenses during the remainder of 2009 and thereafter.

The current challenging economic climate may lead to further reductions in revenues.  If revenues continue to decline compared to the prior year, operating losses will continue, and the Company will be required to take additional actions to further reduce costs, capital spending and restructure operations.  This would also reduce the Company’s cash reserves and potentially require the Company to borrow under the Loan and Security Agreement with TD Bank. Furthermore, there is no guarantee that the Company’s current and future cost reduction actions will generate the cost savings necessary to offset declining revenues and operating profits.  If the Company is unsuccessful in implementing additional cost reduction initiatives and/or if revenues continue to decline at levels similar to or worse than that experienced in the first nine months of 2009, the Company may fail the financial covenant contained in the Loan and Security Agreement and therefore would be prohibited from borrowing under the Loan and Security Agreement.  These and other factors would adversely affect the Company’s liquidity and its ability to generate profits in the future.

Based on the Company’s anticipated level of future revenues, the cost reduction initiatives implemented to date, along with the Company’s existing cash and cash equivalents, the Company believes it has sufficient funds to meet its cash needs through at least September 30, 2010.

Note 3: Concentration of Credit Risk

The Company’s accounts receivable are due primarily from insurance companies.  No one customer accounts for more than 10% of consolidated revenues. For the nine months ended September 30, 2009 and 2008, the Company’s top ten customers represented approximately 39% and 41%, respectively, of the Company’s revenues.

As of September 30, 2009, the Company had two customers that comprised approximately 9% and 8% of total consolidated accounts receivable, respectively.  At December 31, 2008, the Company had two customers that comprised approximately 15% and 11% of consolidated accounts receivable.

Note 4:	Loss Per Share

“Basic” loss per share equals net loss divided by the weighted average common shares outstanding during the period.  “Diluted” loss per share equals net loss divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents.

The Company’s net loss and weighted average shares outstanding used for computing diluted loss per share for continuing operations, discontinued operations and net loss were the same as those used for computing basic loss per share for the three and nine month periods ended September 30, 2009 and 2008 because the inclusion of common stock equivalents would be antidilutive.  Outstanding stock options to purchase 5,392,300 and 4,714,200 shares of common stock were excluded from the calculation of diluted loss per share for the three and nine month periods ended September 30, 2009 and 2008, respectively because their exercise prices exceeded the average market price of the Company’s common stock for such periods and therefore were antidilutive.

Note 5: Share-Based Compensation

Employee Stock-Based Compensation Plan — On May 29, 2008, the Company’s shareholders approved the 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, restricted stock and performance shares.  The 2008 Plan provides for the issuance of an aggregate total of 5,000,000 shares.  As of September 30, 2009, the Company is authorized to grant share-based awards of approximately 1,400,000 shares under the 2008 Plan.

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

During the three and nine months ended September 30, 2009, options for the purchase of 650,000 and 725,000 shares, respectively, were granted. Options for the purchase of 2,465,000 and 2,565,000 shares were granted during the three and nine month periods ended September 30, 2008, respectively.

The fair value of the stock options granted during the three and nine month periods ended September 30, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Expected life (years)	5.54	5.66	5.43	5.66
Expected volatility	65.90%	59.67%	85.27%	49.45%
Expected dividend yield	-	-	-	-
Risk-free interest rate	1.67%	3.44%	2.53%	3.44%
Weighted average fair value of options
granted during the period	$0.13	$0.50	$0.30	$0.50

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

The following table summarizes stock option activity for the nine month period ended September 30, 2009:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2008	6,309,000	$3.52
Granted	725,000	0.43
Exercised	-	-
Cancelled	(430,450)	5.36
Forfeitures	(371,250)	2.71
Outstanding balance at September 30, 2009	6,232,300	$3.08	6.8	$553
Options exercisable at September 30, 2009	2,526,050	$5.89	3.8	$2

The aggregate intrinsic value disclosed in the table above represents the difference between the Company’s closing stock price on the last trading day of the third quarter (September 30, 2009) and the exercise price, multiplied by the number of in-the-money stock options for each category.

No stock options were exercised during the nine month periods ended September 30, 2009 and 2008.  Options for the purchase of 309,375 shares of common stock vested during the nine month period ended September 30, 2009, and the fair value of these options was $0.5 million.  As of September 30, 2009, there was approximately $1.5 million of total unrecognized compensation cost related to stock options.  The cost is expected to be recognized over 3.3 years.

During the three and nine months ended September 30, 2009, 500,000 shares of restricted stock were granted under the 2008 Plan. The shares vest as follows:  25% after two years and 25% on each of the next three anniversary dates thereafter. As of September 30, 2009, no restricted stock was forfeited.  The fair value of these stock awards was based on the grant date market value.  As of September 30, 2009, there was approximately $0.2 million of total unrecognized compensation cost related to restricted stock awards.  The cost is expected to be recognized over 4.8 years.

The Company’s initial accruals for share-based compensation expense are based on the estimated number of instruments for which the requisite service is expected to be rendered.  Therefore, the Company is required to incorporate the probability of pre-vesting forfeitures in determining the number of vested options and restricted stock. The forfeiture rate is based on historical forfeiture experience.  The Company monitors employee termination patterns to estimate forfeiture rates.

Employee Stock Purchase Plan — The Company’s 2004 Employee Stock Purchase Plan provides for the granting of purchase rights for up to 2,000,000 shares of Company stock to eligible employees of the Company. The plan provides employees with the opportunity to purchase shares on the date 13 months from the grant date (“the purchase date”) at a purchase price equal to 95% of the closing price of the Company’s common stock on the NYSE AMEX Stock Exchange (“AMEX”) on the grant date. During the period between the grant date and the purchase date, up to 10% of a participating employee’s compensation, not to exceed $.025 million, is withheld to fund the purchase of shares under the plan. Employees can cancel their purchases at any time during the period without penalty.  In February 2008, purchase rights for up to 250,000 shares were granted with an aggregate fair value of $0.1 million, based on the Black-Scholes pricing model.  This offering period concluded in March 2009 in accordance with the plan’s automatic termination provision with no shares being issued.  In February 2009, purchase rights for up to 850,000 shares were granted with an aggregate fair value of $0.05 million, based on the Black-Scholes option pricing model.  The February 2009 offering period will conclude in March 2010.

Other Stock Awards — On May 30, 2007, the Company’s shareholders approved the 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company’s stock.  The total number of shares that may be awarded under the 2007 Plan is 600,000.  Effective June 1, 2007, each non-employee member of the Board other than the non-executive chair receives 5,000 shares and the non-executive chair receives 10,000 shares of the Company’s stock with such shares vesting immediately upon issuance.  The shares awarded under the 2007 Plan are “restricted securities”, as defined in SEC Rule 144 under the Securities Act of 1933, as amended.  The Company filed a Registration Statement on Form S-8 with respect to the 2007 Plan on April 16, 2008.  The directors who receive shares under the 2007 Plan are “affiliates” as defined in Rule 144 of the Securities Act of 1933, as amended, and thus remain subject to the applicable provisions of Rule 144.  In addition, the terms of the awards (whether or not restricted) specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board or, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member.  During the nine month periods ended September 30, 2009 and 2008, shares awarded under the 2007 Plan totaled 30,000 and 40,000, respectively.  The fair value of these stock awards was based on the grant date market value.

The Company recorded $0.2 million and $0.5 million of share-based compensation expense in selling, general and administrative expenses for the three and nine month periods ended September 30, 2009, respectively, and $0.2 million and $0.3 million for the three and nine month periods ended September 30, 2008, respectively, related to stock options, restricted stock awards and the Employee Stock Purchase Plan.  In connection with the resignation of its former CEO, the Company reversed previously recorded share-based compensation expense totaling $0.1 million during the nine month period ended September 30, 2008.  The reversal was recorded in restructuring and other charges (See Note 9).

Note 6:  Discontinued Operations

On June 30, 2008, the Company sold substantially all of the assets and liabilities of the CED operating segment for $5.6 million and received cash payments totaling $5.1 million and a $0.5 million note receivable due in six equal monthly installments beginning July 31, 2008.  The note receivable was fully collected by March 2009.  In connection with the sale of the CED, the Company has been released as the primary obligor for certain lease obligations acquired but remains secondarily liable in the event the buyer defaults.  The guarantee is provided for the term of the lease, which expires in July 2015.  During the nine months ended September 30, 2008, the Company recorded a reserve of $0.2 million, and an additional reserve of $0.1 million in the fourth quarter of 2008, representing the fair value of the guarantee obligation.  The maximum potential amount of future payments under the guarantee is $0.7 million.  The Company recognized a net gain on the sale of the CED of approximately $1.0 million for the nine month period ended September 30, 2008, inclusive of the above mentioned reserve of $0.2 million, which was reported in discontinued operations.

The following summarizes the operating results of the CED which are reported in income from discontinued operations in the accompanying consolidated statement of operations for the nine months ended September 30, 2008:

Nine Months Ended September 30, 2008
(in thousands)
Revenues	$13,079
Pre-tax income	$234
Income tax expense	$22

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

In connection with the sale of MDG, the Company agreed to indemnify the purchaser for certain pre-closing tax liabilities.  During 2008, additional information became available to the Company relating to these pre-closing tax liabilities.  Based on this information, the Company revised its initial estimate and recorded an additional liability of $0.8 million and $0.6 million in loss on sale of subsidiary during the second and third quarters of 2008, respectively.  As of December 31, 2008, the Company had a liability totaling $1.4 million relating to these pre-closing tax obligations of MDG.  In the first quarter of 2009, the Company recorded an additional liability of $0.04 million resulting in a total liability for these pre-closing tax matters of $1.5 million as of March 31, 2009.

On May 7, 2009, the Company reached a settlement agreement with Medicals Direct Holding Limited (“MD”) (successor-in-interest to the purchaser of MDG) whereby the Company and MD agreed to fully release and discharge each other from any and all claims known or unknown under the MDG Stock Purchase Agreement and the Tax Deed executed on October 9, 2007. On May 8, 2009 the Company paid MD the sum of $0.3 million, and further released MD from the additional purchase price payments due the Company, totaling $1.2 million.  The $0.3 million payment is presented within cash used by operating activities of discontinued operations in the consolidated statement of cash flows for the nine month period ended September 30, 2009.

Note 7:  Intangibles

The following table presents certain information regarding the Company’s intangible assets as of September 30, 2009 and December 31, 2008.  All identifiable intangible assets are being amortized over their useful lives, as indicated below, with no residual values.

	Weighted
	Average	Gross
	Useful Life	Carrying	Accumulated	Net
(in thousands)	(years)	Amount	Amortization	Balance
At September 30, 2009:
Non-Competition agreements	4.7	$8,738	$8,738	$-
Customer relationships	9.7	12,502	11,577	925
Trademarks and tradenames	15.7	487	376	111
		$21,727	$20,691	$1,036
At December 31, 2008:
Non-Competition agreements	4.7	$8,738	$8,735	$3
Customer relationships	9.7	12,502	11,207	1,295
Trademarks and tradenames	15.7	487	356	131
		$21,727	$20,298	$1,429

The aggregate intangible amortization expense for the nine months ended September 30, 2009 and 2008 was approximately $0.4 million and $0.8 million, respectively. Assuming no additional change in the gross carrying amount of intangible assets, the estimated intangible amortization expense for fiscal year 2009 is $0.5 million and for fiscal years 2010 to 2013 is $0.4 million, $0.3 million, $0.2 million, and $0.03 million, respectively.

Note 8: Inventories

Inventory, which consists of finished goods and component inventory, is stated at the lower of average cost or market using the first-in first-out (FIFO) inventory method.  Included in inventories at September 30, 2009 and December 31, 2008 are $1.8 million and $1.8 million of finished goods and $1.1 million and $1.1 million of components, respectively.

Note 9: Restructuring and Other Charges

During the three and nine month periods ended September 30, 2009, the Company recorded restructuring and other charges totaling $0.3 million and $1.1 million, respectively.  The restructuring charges consisted of employee severance costs and branch office closure costs. Other charges consisted of legal and other costs incurred by the Company and by the shareholder nominees related to the 2009 Board of Directors election proxy contest during the second quarter of 2009, totaling $0.4 million.  For the three and nine month periods ended September 30, 2009, employee severance totaled $0.1 million and $0.3 million, respectively, and branch office closure costs totaled $0.2 million and $0.4 million, respectively.  These restructuring charges relate to cost reduction actions relating to the Company’s core Portamedic services and Hooper Holmes Services, formerly known as Underwriting Solutions.

Following is a summary of the remaining 2009 restructuring charges as of September 30, 2009:

(in millions)	2009		Balance at
	Charges	Payments	September 30, 2009
Severance	$0.3	$(0.3)	$-
Lease Obligations	0.4	(0.1)	0.3
	$0.7	$(0.4)	$0.3

During the nine month period ended September 30, 2008, the Company recorded restructuring and other charges totaling $1.7 million.  The restructuring charges consisted primarily of severance related to the resignation of the former CEO ($0.4 million), branch office closure costs ($0.3 million) and employee severance costs ($0.1 million), recorded primarily as a result of further reorganization in the Company’s Portamedic services.  Other charges consisted of an early termination fee related to an agreement with the outside consultant utilized in the Company’s 2006 strategic review and totaled $0.9 million.  As of December 31, 2008, all payments relating to these restructuring and other charges were paid.

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

Following is a summary of the remaining 2007 restructuring charges as of September 30, 2009:

	Balance at	2009	Balance at
(In millions)	December 31, 2008	Payments	September 30, 2009
Lease Obligations	$0.4	$(0.2)	$0.2

During the year ended December 31, 2005, the Company recorded restructuring and other charges of $6.3 million, which included employee severance packages totaling $4.6 million, branch office closures costs of $0.3 million and the write off of certain purchased business application software totaling $1.4 million.

Following is a summary of the remaining 2005 restructuring charges as of September 30, 2009:

(In millions)	Balance at December 31, 2008	2009 Payments	Balance at September 30, 2009
Severance\Lease Obligations	$0.2	$(0.1)	$0.1

At September 30, 2009, $0.5 million of restructuring charges were recorded in accrued expenses in the accompanying consolidated balance sheet. Cash payments related to the above described restructuring charges are expected to be completed within the next twelve months, except for certain branch office closure costs of $0.1 million, which are recorded in other long-term liabilities as of September 30, 2009.

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

The Loan and Security Agreement contains a financial covenant, which requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of January 31, 2010, and as of the end of each of the Company’s fiscal quarters thereafter.  The fixed charge coverage ratio allows for the exclusion of capital expenditures in excess of one dollar from the denominator of the calculation, provided the Company maintains pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  As of September 30, 2009, the Company’s average cash balances at TD Bank for the 90 days ended September 30, 2009 exceeded the pre-defined cash balance requirement under the fixed charge coverage ratio, thereby allowing all capital expenditures in excess of one dollar to be excluded from the denominator of the fixed charge coverage ratio calculation.  As of September 30, 2009, the Company’s fixed charge coverage ratio measured on a trailing 12-month period was 37.1 to 1.0.  If September 30, 2009 were the measurement date, the Company would pass this financial covenant.  However, there is no assurance that the Company will pass this financial covenant as of January 31, 2010, or as of the end of each fiscal quarter thereafter.

  On April 22, 2009, the Company obtained from TD Bank and issued a letter of credit under the Loan and Security Agreement in the amount of $0.5 million to the landlord of the Company’s Heritage Labs facility as security for performance of the Company’s obligations under the lease.  The letter of credit will automatically extend for additional periods of one year, unless notice is given to terminate the letter of credit 60 days prior to its expiration date.  In no event shall the letter of credit be renewed beyond December 31, 2011.  The letter of credit reduced the Company’s borrowing capacity under its revolving line of credit.  As of September 30, 2009, the Company’s borrowing capacity under the revolving line of credit totals $14.5 million.

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

Note 12 — Litigation

On February 28, 2008, a physician, John McGee, M.D., filed suit in the United States District Court for the Eastern District of New York in which he alleged, among other things, that an insurance company and numerous other named and unnamed defendants including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008), violated various laws, including the Racketeer Influenced Corrupt Organization Act (“RICO”), in connection with the arranging of independent medical examinations.  The substance of the claim appears to be that the plaintiff physician was denied compensation for medical services allegedly rendered to persons claiming to have been injured in automobile accidents, after independent medical examinations arranged by the defendant insurance company indicated no basis for those services.  It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or the CED in particular.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.   The Company, along with the other defendants, have moved to dismiss the case, and these motions are pending. The motions are based on grounds similar to those asserted in the motion to dismiss filed in the Sundahl matter, described below. On July 31, 2009, plaintiffs filed an amended complaint which modifies the claims for relief, primarily against a defendant insurance company. The Company has retained liability for this litigation following the sale of substantially all of the assets of the CED.

On April 3, 2008, Gregory Sundahl and Jesse Sundahl, individually and on behalf of all others similarly situated, filed suit in the United States District Court for the Eastern District of New York in which they alleged, among other things, that an insurance company and numerous other named and unnamed defendants including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008), violated various laws, including RICO, in connection with the arranging of independent medical examinations.  This suit was filed by the same lawyer that filed the McGee case described above, and contains similar allegations, but on behalf of the patients who were allegedly injured in automobile accidents whose medical services were not paid for based on the results of independent medical examinations.  It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or CED in particular.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.  The Company, along with the other defendants, moved to dismiss the case, and this motion was granted on March 31, 2009.  The alleged claims under federal law have been dismissed with prejudice; the alleged claims under state law were dismissed without prejudice to plaintiffs re-filing them in state court.  On April 22, 2009, plaintiffs moved for reconsideration of the dismissal order; the Company’s opposition to that motion was filed May 4, 2009.   Plaintiffs also filed, on May 8, 2009, a notice of appeal from the dismissal order.  The Company has retained liability for this litigation following the sale of substantially all of the assets of the CED.

On July 22, 2009, an individual named Nicolo Genovese filed suit in the Supreme Court of the State of New York, County of Suffolk in which he alleged, among other things, that an insurance company and numerous other corporate and individual defendants, including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008) and Hooper Holmes, Inc. violated various state laws in connection with the arranging of independent medical exams.  With respect to Hooper Evaluations, Inc. and certain other named defendants who were part of the CED, the Company has retained liability for this litigation following the sale of substantially all of the assets of the CED.  It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or the Company or the former CED entities in particular.  On October 26, 2009, a motion to dismiss the complaint was filed on behalf of the Company and the former CED entities.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.  The Company has also initiated steps to invoke insurance coverage that may apply to some or all of the potential liability and/or costs of suit.

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

Note 13: Income Taxes

For the three and nine month periods ended September 30, 2009, the Company recorded $0.0 million and $0.04 million, respectively, in state income tax expense. The Company recorded a net tax expense of $0.02 million and a net tax benefit of $0.05 million for the three and nine months ended September 30, 2008, respectively, resulting from certain state tax liabilities and the refund of certain state income taxes.  No federal tax benefit was recorded relating to the current year losses, as the Company continues to believe that a full valuation allowance is required on its net deferred tax assets.

No amounts were recorded for unrecognized tax benefits or for the payment of interest or penalties during the three and nine month periods ended September 30, 2009 and 2008.

In July 2008, the Company received notification from the Internal Revenue Service (the “IRS”) that it had completed its audits of the Company’s tax returns for the years 2001 through 2006 with no adjustments.  State income tax returns for the year 2003 and forward are subject to examination.

As of September 30, 2009 the Company has U.S. federal and state net operating loss carryforwards of approximately $73.3 million and $61.9 million, respectively.  The net operating loss carryforwards, if unutilized, will expire in the years 2010 through 2028.

Note 14: Recently Issued Accounting Standards

Fair Value Measurements - In September 2006, new authoritative accounting literature established a single definition of fair value, set out a framework for measuring fair value, and requires additional disclosures about fair-value measurement.  This accounting principle was effective January 1, 2008, except for certain provisions which became effective January 1, 2009. The impact of the adoption of this accounting principle was not material to the Company’s consolidated financial statements.

Business Combinations - In December 2007, new authoritative accounting literature significantly changed the way companies account for business combinations and generally will require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value.  Under this accounting principle, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business.  This new accounting principle also requires, among other things, acquirers to estimate the acquisition date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings.  In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition.  This new accounting principle applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this accounting principle did not impact the Company during the three and nine months ended September 30, 2009 as the Company made no acquisitions during these periods.

Noncontrolling Interest in a Subsidiary - In December 2007, new authoritative accounting literature established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This new accounting principle requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure on the face of the consolidated statement of operations the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  In addition, this accounting principle established a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  This new accounting principle is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of this accounting principle did not impact the Company’s consolidated financial statements.

Share-Based Payment Transactions - In June 2008, new authoritative accounting literature addressed whether awards granted in share-based payment transactions are participating securities prior to vesting and therefore, need to be included in the earnings allocation in computing earnings per share using the two-class method.  Unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents are treated as a separate class of securities in calculating earnings per share.  This accounting principle was effective beginning January 1, 2009, and did not have a material impact on the Company’s consolidated financial statements.

Interim Disclosures About Fair Value of Financial Instruments - In April 2009, new authoritative accounting literature required that the fair value disclosures required for identified financial instruments be included in interim financial statements.  This new accounting principle also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods.  This new accounting principle is effective for interim periods ending after June 15, 2009.  The adoption of this accounting principle did not have a material impact on the Company’s consolidated financial statements.

Subsequent Events - In June 2009, new authoritative accounting literature established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued.  This accounting principle was effective for the Company as of June 30, 2009, and did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Codification - In June 2009, new authoritative accounting literature established the Accounting Standards Codification (the “Codification”) as the exclusive source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all then-existing non-SEC accounting and reporting standards, with the exception of certain non-SEC accounting literature which became nonauthoritative. The Codification was effective for the Company’s 2009 third fiscal quarter, and did not have a material impact on the Company’s consolidated financial statements.

Multiple Element Arrangements – In September 2009, new authoritative accounting literature became effective requiring that revenue be allocated to each unit of accounting in many multiple deliverable arrangements based on the relative selling price of each deliverable.  The literature also changed the level of evidence of standalone selling price required to separate deliverables by allowing a “best estimate” of the standalone selling price of deliverables when more objective evidence of selling price is not available.  This accounting principle is effective for the Company as of June 15, 2010.  Early adoption is permitted.  The Company does not expect the adoption of this accounting principle to have a material impact on the Company’s consolidated financial statements.

Note 15:  Subsequent Events

Subsequent events have been evaluated through November 6, 2009, which is the filing date of our report with the SEC for the quarterly period ended September 30, 2009.

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

The section of our 2008 annual report on Form 10-K entitled “Risk Factors” discusses some of these and other important risks that may affect our business, results of operations, cash flows and financial condition.  The risks described above and the risks described in the “Risk Factors” section and similar discussions in our other filings with the Securities and Exchange Commission (“SEC”) include, but are not limited to risks related to customer concerns about our financial health, our limited cash flows, our liquidity, future claims arising from the sale of certain of our businesses, declines in our business and revenues, our competitive disadvantage, and our ability to successfully implement cost reduction initiatives.  Investors should consider these factors before deciding to make or maintain an investment in our securities. The forward-looking statements included in this quarterly report are based on information available to us as of the date of this report.  We expressly disclaim any intent or obligation to update any forward-looking statements including, without limitation, to reflect subsequent events or circumstances.

Overview

We currently engage in several service lines that are managed as one division: the Health Information Division.

Our Health Information Division (HID) consists of the following service lines.  In July 2009, we combined our service lines formerly referred to as Underwriting Solutions and Infolink, and now refer to these operations as Hooper Holmes Services.

•
Portamedic – performs paramedical and medical examinations of individuals on behalf of insurance companies in connection with the offering or rating of insurance coverage (mainly life insurance), or payment or reimbursement of insurance;

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

Our core Portamedic paramedical examination services accounted for 74.1% and 71.5% of revenues for the three month periods ended September 30, 2009 and 2008, respectively, and 74.3% and 71.3% of revenues for the nine month periods ended September 30, 2009 and 2008, respectively.  As a provider of health risk assessment services to the insurance industry, our business is subject to seasonality, with third quarter sales typically dropping below the other  quarters due to the decline in activity typically experienced by the insurance industry during the summer months.

 Highlights for the Three and Nine Month Periods Ended September 30, 2009

Financial Results for the Three Month Period Ended September 30, 2009

For the three months ended September 30, 2009, consolidated revenues totaled $43.8 million, a 7.2% decline from the corresponding prior year period.  Our gross profit totaled $11.5 million for the third quarter of 2009 vs. $11.2 million in the comparable prior year quarter.  Our gross profit percentage was 26.3% for the third quarter of 2009, which represents an improvement from our gross profit percentage of 23.8% in the third quarter of 2008.  SG&A expenses were $11.9 million in the third quarter of 2009 compared to $13.2 million in the third quarter of 2008, a decrease of approximately 9.9%.  As detailed below in the Portamedic highlights, included in SG&A expense is increased depreciation expense (non-cash) of approximately $0.6 million for the three months ended September 30, 2009, related to the reduction of the estimated useful life of our current information technology (“IT”) systems.  For the third quarter of 2009, we incurred a loss from continuing operations of $0.7 million, or $(0.01) per share, compared to a loss from continuing operations of $2.0 million, or $(0.03) per share in the third quarter of 2008.  Our loss from continuing operations for the third quarter of 2009 includes $(0.3) million of restructuring and other charges consisting primarily of office closure costs and severance.

Financial Results for the Nine Month Period Ended September 30, 2009

For the nine months ended September 30, 2009, consolidated revenues totaled $137.4 million, a 8.9% decline from the corresponding prior year period.  Our gross profit totaled $36.8 million for the nine month period ended September 30, 2009 vs. $38.5 million in the comparable period of the prior year.  Our gross profit percentage was 26.8% for the nine month period ended September 30, 2009, which represents an improvement over our gross profit percentage of 25.5% for the nine month period ended September 30, 2008.  SG&A expenses were $38.4 million in the nine month period ended September 30, 2009, a decline of $1.4 million in comparison to the nine month period ended September 30, 2008.  Included in SG&A expense for the nine month period ended September 30, 2009 is increased depreciation expense (non-cash) of approximately $2.1 million related to the reduction of the estimated useful life of our current IT systems.  For the nine month periods ended September 30, 2009 and 2008, we incurred losses from continuing operations of $3.0 million, or $(0.04) per share.  Our loss from continuing operations for the nine month period ended September 30, 2009 included restructuring and other charges totaling $1.1 million, consisting primarily of severance, office closure costs and legal and other costs related to the 2009 Board of Director election proxy contest.  The loss from continuing operations for the nine month period ended September 30, 2008 included restructuring and other charges totaling $1.7 million related to the resignation of the previous CEO, charges pertaining to the early termination of an agreement with outside consultants utilized in our 2006 strategic review and restructuring charges related to office closures and severance.

Portamedic

In the quarter ended September 30, 2009, Portamedic revenues decreased 3.9% in comparison to the prior year period, a slight improvement from the 5.6% decline that we experienced in the first half of 2009.  We continue to believe that achieving acceptable profitability levels will require top-line revenue growth, including the reversal of past revenue declines. Revenue is generated from a two-part sales process, completed at both the insurance carrier level and at the local sales level.  Although we have approvals from over 90% of the insurance carriers in the marketplace, the number of paramedical examinations we complete on life insurance applicants continues to decline.   We must achieve greater success in turning carrier approvals into unit sales at the local agent, corporate and brokerage levels. The rate of decline in the number of paramedical examinations completed per day approximated 9% in both the second and third quarters of 2009 compared to the number of examinations completed per day in the corresponding period of 2008. The second and third quarter 2009 rate of decline represents a slight improvement from the 10% rate of decline in the average number of paramedical examinations completed per day experienced in the first quarter of 2009 compared to the first quarter of 2008, and the 12% rate of decline experienced in the fourth quarter of 2008 compared to the fourth quarter of 2007.

The market for the life insurance-related services offered by our Portamedic unit has steadily declined.  For example, according to the MIB Life Index, in 2008 there were approximately nine million applications for life insurance completed in the United States, compared to approximately 17 million applications in 1985.  The current economic downturn has also negatively impacted the market for the sale of life insurance products.  Notwithstanding the rate of decline in applications submitted, we believe that the market continues to offer attractive opportunities to a company that can sell its services effectively and distinguish itself from its competitors.

We are taking the following steps to increase our market share and improve top-line revenue:

•
In the third quarter of 2009, we introduced a new appointment scheduling option called Instant Scheduling.  It allows insurance agents, while completing the policy application with the applicant, to schedule the examination utilizing our centralized scheduling center.  The new process significantly reduces the cycle time of policy application to policy issuance, which benefits the applicant, agent/broker and insurance carrier.

•
The Company has introduced its National Broker & General Agency service program which includes specialized training of our field sales representatives to market to this growing distribution channel.  To serve these customers, we have implemented new case management services which link our ordering and imaging systems to many agency management tools.

•
In January 2009, we instituted a pricing increase for Portamedic examinations of approximately 6% for non-contract customers.  As a result of this pricing increase, and increases received from other Portamedic customers under contract, average revenue per exam increased approximately 4% in the nine month period ended September 30, 2009 in comparison to the corresponding prior year period.

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

•
All of our Portamedic branch offices are now utilizing managed scheduling.  As a result of implementing managed scheduling, the time required to schedule an examination has been reduced significantly relative to past procedures where examiners scheduled their own appointments with applicants.  Our roll-out of the managed scheduling project was completed during the third quarter of 2009.

•
We continue to take steps to strengthen our local sales force: including hiring additional sales representatives, streamlining our sales tracking systems, improving sales training, and focusing sales incentives on increases in paramedical exams completed (i.e. unit goals).

•
We have established a quality/imaging platform for all paramedical exam reports on a trial basis.  This platform allows us to review the accuracy and legibility of examination reports.  This imaging platform, which we plan to extend throughout Portamedic, is expected to improve our quality of service to customers.

•
In an effort to improve the speed, accuracy and consistency of services provided to our Portamedic customers, we decided in December 2008 to begin the development of a new customer service order tracking IT system.  In utilizing our current IT system, we license the software and, as such, have difficulties in quickly implementing improvements and enhancements to the software.  Our new IT system is expected to eliminate these difficulties and is expected to operate at a significantly lower cost and cash outlay in the future relative to our existing system.  Our new customer service system is expected to cost approximately $1.1 million and is scheduled for completion in mid-2010.  As a result of the development of this new system, we have reduced the estimated useful life of our current IT systems to terminate in mid-2010.  This reduction in useful life will increase depreciation expense (non-cash charge) in 2009 by approximately $2.7 million and in 2010 by approximately $1.2 million.  We believe that our investment in this new customer service system will enhance the quality of service to our customers, while improving productivity and decreasing future cash outlay.

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

Heritage Labs

Heritage Labs’ principal services consist of performing tests of blood, urine and/or oral fluid specimens and the assembly and sale of kits used in the collection and transportation of such specimens to its lab facility.  In the third quarter of 2009, approximately 58.2% of Heritage Labs revenue came from lab testing and 41.8% came from the sale of specimen kits.

Because much of Heritage Labs revenue originates from paramedical exam companies (including Portamedic), Heritage Labs is affected by the same negative market trends affecting Portamedic, namely the decline in the number of life insurance applications.  In response, Heritage Labs has taken the following steps to expand its market share and increase revenues:

•
In January 2009, Heritage Labs moved its lab facilities to a new, larger location which is expected to increase productivity and enable new service/product offerings, including offerings focusing outside the paramedical exam marketplace.

•
Heritage Labs has added a Medical Director to its organization to better serve our clients with lab and mortality related issues.  This reflects our strategy to deliver research and statistical analyses to improve our customers’ underwriting performance.

•
Heritage Labs continues to expand its kit assembly products and services.  Heritage Labs is an FDA-registered Class I and Class II medical device assembler.  Of the three laboratories providing testing services to the insurance industry, only Heritage Labs is licensed to assemble kits.

•
Heritage Labs is marketing a line of self-collected finger stick test kits directly to customers, under the trade name “Appraise.”  These kits test hemoglobin A1c.  The hemoglobin A1c test is particularly important for diabetics, who must regularly monitor their hemoglobin A1c levels.  Heritage Labs uses two blood testing methods for hemoglobin A1c, one for testing whole blood specimens and the other for testing dried blood spots.  Heritage Labs is the only laboratory worldwide which has been certified by the National Glycohemoglobin Standardization Program for A1c testing using dried blood spot specimens.  The test kits are currently available in retail locations including Wal-Mart, Rite Aid, Walgreens and other locations nationwide.

While we intend for these measures to increase our market share and revenues, there can be no assurance we will achieve those results. Heritage Labs revenues in the third quarter 2009 of $3.6 million were relatively flat in comparison to the prior year period.  We believe that, through increased test kit sales and Portamedic revenue improvements, we may begin to show growth at Heritage Labs.

Hooper Holmes Services (formerly Underwriting Solutions and Infolink)

In July 2009, we combined our product and service offerings formerly delivered by our Underwriting Solutions and Infolink divisions, into a new service line, Hooper Holmes Services.  We combined these services in order to eliminate duplicate operations, reduce our expenses to a level commensurate with current revenues, and better position us to expand our services to new and existing customers. Hooper Holmes Services’ principal place of operations is in Lenexa, KS, and we also maintain an office in Omaha, NE. Hooper Holmes Services operates in three primary markets – insurance, Medicare and healthcare.

Hooper Holmes Services provides underwriting services (including full underwriting, simplified issue underwriting, trial application analysis and telephone interviewing services), retrieves and summarizes attending physician statements (APSs), retrieves prescription drug histories, and performs underwriting audits.

In the third quarter of 2009, Hooper Holmes Services revenue declined 34.6% to $5.9 million as compared to the same period in the prior year.  A significant contributing factor to this decrease was reduced underwriting service revenues from three of our largest insurance company customers.  These customers experienced a substantial slowdown in their business, which resulted in a significant amount of underwriting services previously outsourced to us being greatly reduced or taken back in-house by customers.  A decline in our tele-underwriting and attending physician statement (APS) retrieval, the latter representing the larger of the two revenue components, also significantly contributed to the decrease in Hooper Holmes Services revenues in the third quarter of 2009, as compared to the prior year period.  This decline is attributable to the overall decrease in life insurance application activity.  As a result of this revenue decline, we implemented cost reduction initiatives in the second and third quarter of 2009, which included headcount reductions and office closures.  These cost reduction initiatives have generated, and are expected to continue to generate significant cost savings in 2009.

In December 2008, we appointed a new President of Underwriting Solutions with over 20 years of experience and industry knowledge in the life and reinsurance markets.  He was appointed President of Hooper Holmes Services in July 2009. We also hired a new Senior VP of Business Development for Hooper Holmes Services in April 2009 to identify new sources of revenue, while expanding current revenue sources.

Health & Wellness

Health and Wellness (H&W), established in 2007, recorded revenues of approximately $2.5 million for the third quarter of 2009, an increase of $1.1 million, or approximately 76.8%, from the prior year period.  In the third quarter of 2009, we completed approximately 45,000 health screenings compared to 32,000 screenings in the prior year period.  Health and Wellness has 42 customers, with four new customers signed in the third quarter 2009.  We have conducted screening events in every state in the U.S. as well as the District of Columbia and Puerto Rico.  To date, we have certified approximately 2,330 of the examiners in our network to be “wellness certified” examiners.

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

In the third quarter of 2009, we monitored the following metrics:

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three and nine month periods ended September 30, 2009 and 2008

The table below sets forth our revenue by service line for the periods indicated.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2009	2008	% Change	2009	2008	% Change

Portamedic	$32,432	$33,748	-3.9%	$102,072	$107,529	-5.1%
Heritage Labs	3,571	3,603	-0.9%	11,318	12,222	-7.4%
Health and Wellness	2,486	1,406	76.8%	6,837	4,629	47.7%
Hooper Holmes Services	5,925	9,058	-34.6%	19,187	28,663	-33.1%
Subtotal	44,414	47,815	-	139,414	153,043	-
Intercompany eliminations(a)	(624)	(619)	-	(1,977)	(2,251)	-
Total	$43,790	$47,196	-7.2%	$137,437	$150,792	-8.9%

(a) represents intercompany sales from Heritage Labs to Portamedic

Revenues

Consolidated revenues for the three month period ended September 30, 2009 were $43.8 million, a decline of $3.4 million or 7.2% from the prior year period. For the nine month period ended September 30, 2009, our consolidated revenues were $137.4 million compared to $150.8 million in the corresponding period of the prior year, a decrease of $13.4 million or 8.9%. As explained in greater detail below, similar market forces influenced the revenues and operating results of our service lines throughout the nine month period ended September 30, 2009.

Portamedic

Portamedic revenues declined 3.9% for the three month period ended September 30, 2009 compared to the same period of the prior year.  For the nine month period ended September 30, 2009, revenues decreased to $102.1 million compared to $107.5 million for the same period of the prior year, or 5.1%.  The decline in Portamedic revenues reflects the net impact of:

•
fewer paramedical examinations performed in the third quarter 2009 (365,000 in the third quarter 2009, or 5,699 per day vs. 403,000 in the third  quarter of 2008, or 6,289 per day), and in the nine month period ended September 30, 2009 (1,154,000 in the nine month period ended September 30, 2009, or 6,041 per day vs. 1,281,000 in the nine month period ended September 30, 2008, or 6,672 per day);

•
higher average revenue per paramedical examination in the third quarter of 2009 of approximately 3% ($89.93 in the third quarter of 2009 vs. $87.27 in the third quarter of 2008), and in the nine month period ended September 30, 2009 a higher average revenue per paramedical examination of approximately 4% ($89.65 in the nine month period ended September 30, 2009 vs. $86.52 in the nine month period ended September 30, 2008).

We attribute the reduction in the number of paramedical examinations and related services performed in the first nine months of  2009 to the continued decline in life insurance application activity in the United States (as reported by the MIB Life Index) and the continued weakness of the U.S. economy.

Heritage Labs

Heritage Labs revenues in each of the third quarters ending September 30, 2009 and 2008 were approximately $3.6 million.  For the nine month period ended September 30, 2009, revenues decreased to $11.3 million compared to $12.2 million for the same period of the prior year, or 7.4%.

During the third quarter of 2009, Heritage Labs tested 2.8% more insurance specimens compared to the prior year period (141,000 in the third quarter 2009 vs. 137,000 in the third quarter 2008) and tested fewer insurance specimens in the nine months ended September 30, 2009 compared to the same period in 2008 (422,000 vs. 472,000).   Heritage Labs average revenue per insurance specimen tested decreased in the third quarter 2009 compared to the prior year period ($14.77 in the third quarter 2009 vs. $16.57 in the third quarter 2008), and in the nine months ended September 30, 2009 compared to the same period in 2008 ($15.14  vs. $16.61).

The decline in Heritage Labs revenue for the nine months ended September 30, 2009 as compared to the prior year period was primarily due to the loss of a significant customer in April 2008 who transferred its lab testing services to a different company’s lab. In comparison to the prior year period, lost revenues associated with this customer totaled approximately $1.9 million in the nine month period ending September 30, 2009.  Decreased revenues due to the loss of this customer have been partially offset by revenue earned from new customers.  The decreased average revenue per specimen experienced in the nine month period ended September 30, 2009 is primarily due to a reduction in the amount we charged our customers resulting from a reduction in overnight delivery costs incurred by us and passed on to our customers.  To a lesser extent, product mix also contributed to the decrease in average revenue per specimen experienced for the nine month period ended September 30, 2009 as compared to the corresponding prior year period.

Health and Wellness

Health and Wellness revenues in the third quarter 2009 were $2.5 million, an increase of $1.1 million, or 76.8%, compared to the prior year period.  For the nine month periods ended September 30, 2009 and 2008, revenues totaled $6.8 and $4.6 million, respectively.  Health and Wellness, established in 2007, completed approximately 45,000 health screenings in the third quarter 2009, compared to approximately 32,000 screenings completed in the prior year period.  For the nine month periods ending September 30, 2009 and 2008, Health & Wellness completed approximately 127,000 and 96,000 health screenings, respectively.  The increase in our revenue during the three and nine month periods ended September  30, 2009 compared to the prior year periods is due to our sales and marketing efforts, as we continue to grow and develop this service line.

Hooper Holmes Services (formerly Infolink and Underwriting Solutions)

Hooper Holmes Services revenues for the three month period ended September 30, 2009 were $5.9 million, a decline of $3.1 million, or 34.6% from the prior year period.  For the nine month period ended September 30, 2009, revenues decreased to $19.2 million compared to $28.7 million for the same period of the prior year, or 33.1%.

A significant factor contributing to this decrease was reduced underwriting service revenues from three of our largest insurance company customers.  These customers experienced a substantial reduction in their business due to the current economic slowdown, which resulted in a significant reduction of underwriting cases being outsourced to us. The largest of these customers accounted for $2.1 million of the total decrease in revenues during the nine months ended September 30, 2009, compared to the prior year period.

A decrease in the number of attending physician statements (APSs) performed and the average price per APS unit also contributed to the decline in Hooper Holmes Services revenues.  During the three and nine months ended September 30, 2009, APS units performed decreased 28.1% and 29.3%, respectively, as compared to the prior year periods.  This decrease in the number of APS units is attributable to the overall decline in life insurance activity and a decrease in the number of tele-interviews we performed. APS average price per unit decreased due to a reduction in fees charged to customers for medical records retrieval.  A portion of our retrieval services, which were previously outsourced, were brought back in-house by Hooper Holmes Services, with the applicable cost savings passed on to our customers as a reduced fee.  This decrease was partially offset by an increase in the average price per unit of our tele-interviewing services (2.0% and 9.2% for the three and nine month periods ended September 30, 2009, as compared to the prior year periods).

Cost of Operations

Consolidated cost of operations amounted to $32.3 million for the third quarter of 2009, compared to $36.0 million for the prior year period.  For the nine months ended September 30, 2009, cost of operations was $100.6 million compared to $112.3 million for the nine months ended September 30, 2008.  The following table shows cost of operations as a percentage of revenues for the corresponding service lines.

(in thousands)	For the three months ended September 30,				For the nine months ended September 30,
		As a % of		As a % of		As a % of		As a % of
	2009	Revenues	2008	Revenues	2009	Revenues	2008	Revenues
Portamedic/Health & Wellness	$25,632	73.4%	$27,502	78.2%	$79,147	72.7%	$84,856	75.7%
Heritage Labs	2,336	65.4%	2,381	66.1%	7,294	64.4%	7,794	63.8%
Hooper Holmes Services	4,952	83.6%	6,757	74.6%	16,164	84.2%	21,985	76.7%
Subtotal	32,920	-	36,640	-	102,605	-	114,635	-
Intercompany eliminations (a)	(648)	-	(670)	-	(2,002)	-	(2,293)	-
Total	$32,272	73.7%	$35,970	76.2%	$100,603	73.2%	$112,342	74.5%

(a) represents intercompany cost of operations pertaining to sales from Heritage Labs to Portamedic

The reduction in the consolidated cost of operations as a percentage of revenues for the three and nine months ended September 30, 2009 compared to the prior year periods was primarily attributable to cost reduction initiatives implemented primarily in our Portamedic service line.

Selling, General and Administrative Expenses

(in thousands)	For the three months ended September 30,		(Decrease)	For the nine months ended September 30,		(Decrease)
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
Selling, general and administrative expenses	$11,867	$13,172	$(1,305)	$38,360	$39,754	$(1,394)

Consolidated selling, general and administrative (“SG&A) expenses for the three and nine month periods ended September 30, 2009 decreased $1.3 million and $1.4 million, respectively, compared to the corresponding prior year periods.

SG&A as a percentage of revenues totaled 27.1% and 27.9% for the three month periods ended September 30, 2009 and 2008, respectively, and 27.9% and 26.4% for the nine months ended September 30, 2009 and 2008, respectively.  SG&A expenses decreased $1.3 million to $11.9 million for the three months ended September 30, 2009 compared to $13.2 million in the same period of the prior year.  For the nine month period ended September 30, 2009, SG&A expense decreased to $38.4 million compared to $39.8 million in the same period of the prior year.

The decrease in SG&A expenses for the three and nine month periods ended September 30, 2009 compared to the prior year periods is primarily due to:

•	reduced incentive compensation expense totaling $0.8 million and $1.6 million, respectively;

•	reduced legal and general insurance costs totaling $0.1 million and $0.7 million, respectively;

•	reduced amortization expense resulting from certain intangible assets now fully amortized totaling $0.1 million and $0.5 million, respectively;

•	reduced Portamedic regional and administrative salaries and related expenses totaling $0.5 million and $0.7 million, respectively;

•	reduced 401k employer match relating to the elimination of the 401k Company match totaling $0.2 million and $0.4 million, respectively; and

•	reduced	audit, stock compensation and Board of Directors fees and expenses totaling $0.1 million and $0.2 million, respectively.

The decreases listed above were partially offset by the following:

•
increased depreciation expense (non-cash) resulting from a reduction in the estimated useful life of our current IT systems scheduled to be replaced in mid 2010, totaling $0.6 million and $2.1 million, respectively;

•	increased consulting costs associated with retaining the services of a strategic advisor totaling $0.0 million and $0.5 million, respectively; and

•	increased health insurance costs totaling $0.2 million and $0.4 million, respectively.

Restructuring and Other Charges

For the three and nine month periods ended September 30, 2009, we recorded restructuring and other charges of approximately $0.3 million and $1.1 million, respectively.  The charges are primarily attributable to:

•	restructuring charges for employee severance and branch office closures totaling $0.3 million and $0.7 million, respectively; and

•	charges related to legal and other costs for the Board of Director election proxy costs totaling $0.0 million and $0.4 million, respectively.

For the three and nine month periods ended September 30, 2008, we recorded restructuring and other charges totaling $0.0 million and $1.7 million, respectively.  The charges were primarily attributable to:

•	restructuring charges for employee severance and office closures totaling $0.4 million;

•	charges related to the early termination of an agreement with an outside consultant utilized in our 2006 strategic review totaling $0.9 million; and

•	severance charges related to the resignation of our former CEO of $0.4 million.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the three month period ended September 30, 2009 was $(0.6) million, or (1.4%) of consolidated revenues compared to a consolidated operating loss from continuing operations for the three month period ended September 30, 2008 of $(1.9) million, or (4.1%) of consolidated revenues.  For the nine month period ended September 30, 2009, our consolidated operating loss from continuing operations was $(2.7) million, or (1.9%) of consolidated revenues compared to a consolidated operating loss from continuing operations for the nine month period ended September 30, 2008 of $(3.0) million, or (2.0%) of consolidated revenues.

Other income/expense

Interest income for the three month period ended September 30, 2009 was $0.02 million compared to $0.06 million for the prior year period.  For the nine month period ended September 30, 2009, interest income was $0.07 million compared to $0.2 million for the nine month period ended September 30, 2008.  The decrease for the three and nine month periods ended September 30, 2009 is due to lower returns on invested cash, partially offset by higher cash balances.

Other expenses, net for the third quarter of 2009 was $0.1 million compared to $0.1 million for the prior year period.  For the nine month period ended September 30, 2009, other expense was $0.3 million compared to $0.3 million for the nine month period ended September 30, 2008.

Income Taxes

For the three and nine month periods ended September 30, 2009, we recorded $0.00 million and $0.04 million, respectively, in state income tax expense. We recorded a net tax expense of $0.02 million and a net tax benefit of $0.05 million for the three and nine month periods ended September 30, 2008, respectively, resulting from certain state tax liabilities and the refund of certain state income taxes.  No federal tax benefit was recorded relating to the current year losses, as we continue to believe that a full valuation allowance is required on our net deferred tax assets.

Loss from Continuing Operations

Loss from continuing operations for the three month period ended September 30, 2009 was $(0.7) million, or $(0.01) per share, compared to $(2.0) million, or $(0.03) per share, in the same period of the prior year.  Loss from continuing operations for each of the nine month periods ended September 30, 2009 and 2008 was $(3.0) million, or $(0.04) per share.

Discontinued Operations

On June 30, 2008, we sold substantially all of the assets and liabilities of the CED operating segment for $5.6 million and received cash payments totaling $5.1 million and a $0.5 million note receivable due in six equal monthly installments beginning July 31, 2008.  The note receivable was fully collected in March 2009.  In connection with the sale of the CED, we have been released as the primary obligor for certain lease obligations acquired but remain secondarily liable in the event the buyer defaults.  The guarantee is provided for the term of the lease, which expires in July 2015.  During the nine months ended September 30, 2008, we recorded a reserve of $0.2 million, and an additional reserve of $0.1 million in the fourth quarter of 2008, representing the fair value of the guarantee obligation.  The maximum potential amount of future payments under the guarantee is $0.8 million.  In the nine months ended September 30, 2008, we recognized a net gain on the sale of the CED of approximately $1.0 million, which included the above mentioned reserve of $0.2 million.

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

In connection with the sale of MDG, we agreed to indemnify the purchaser for certain pre-closing tax liabilities.  During 2008, additional information became available to us relating to these pre-closing tax liabilities.  Based on this information, we revised our initial estimate and recorded an additional liability of $0.8 million and $0.6 million in loss on sale of subsidiary during the second and third quarters of 2008, respectively.  As of March 31, 2009, we had a liability totaling $1.5 million relating to these pre-closing tax obligations of MDG.

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

Liquidity and Capital Resources

As of September 30, 2009, our primary sources of liquidity are our holdings of cash and cash equivalents and our $15 million three year Loan and Security Agreement (the “Loan and Security Agreement”) with TD Bank, N.A. (“TD Bank”) – (see “Our Credit Facility” below). At September 30, 2009 and December 31, 2008, our working capital was $25.4 million and $24.0 million, respectively.  Our current ratio as of September 30, 2009 was 2.6 to 1, compared to 2.3 to 1 at December 31, 2008. Significant uses and sources affecting our cash flows for the nine month period ended September 30, 2009 include:

•	restructuring payments related to employee severance and lease obligations totaling $0.7 million;

•	consulting payments related to the services of a strategic advisor totaling $0.5 million; and

•	capital expenditures of $2.5 million.

These uses of cash were partially offset by:

•	a decrease in accounts receivable of $2.5 million from December 31, 2008; and

•	receipt of a $0.6 million lease incentive payment.

For each of the nine month periods ended September 30, 2009 and 2008, we incurred losses from continuing operations of $3.0 million which includes losses from operations, and restructuring and other charges.  Included in the $3.0 million loss is depreciation and amortization expense of $5.4 million and $3.2 million for the nine months ended September 30, 2009 and 2008, respectively.  We have managed our liquidity through the sale of certain assets in 2008 and a series of cost reduction initiatives.

As of September 30, 2009, we had $14.2 million in cash and cash equivalents and no outstanding debt.  Our net cash provided by (used in) operating activities of continuing operations for the nine month periods ended September 30, 2009 and 2008 were $5.6 million and ($2.7) million, respectively.

For the nine months ended September 30, 2009, our consolidated revenues totaled $137.4 million, representing a decline of approximately 8.9% from the prior year period.  In response to the declining revenues, we have taken actions to reduce our costs including headcount reductions, wage and hiring freezes, office closures and consolidations, and a reduction in capital expenditures and general operating expenses.  These actions are expected to further reduce expenses for the remainder of 2009 and thereafter.

Based on our anticipated level of future revenues, the cost reduction initiatives implemented to date, along with our existing cash and cash equivalents, we believe we have sufficient funds to meet our cash needs through at least September 30, 2010.

The current challenging economic climate may lead to further reductions in revenues.  If revenues continue to decline as compared to the prior year, operating losses will continue, and we will be required to take additional actions to further reduce costs, capital spending and restructure operations.  This would also reduce our cash reserves and potentially require us to borrow under the Loan and Security Agreement with TD Bank.  Furthermore, there is no guarantee that our cost reduction actions will generate the cost savings necessary to offset declining revenues and operating profits.  If we are unsuccessful in implementing additional cost reduction initiatives and/or if revenues continue to decline at levels similar or worse than that experienced in the first nine months of 2009, we may fail the financial covenant contained in the Loan and Security Agreement and therefore would be prohibited from borrowing under the Loan and Security Agreement.  These and other factors would adversely affect our liquidity and our ability to generate profits in the future.

Cash Flows from Operating Activities

For the nine month periods ended September 30, 2009 and 2008, net cash provided by (used in) operating activities of continuing operations was $5.6 million and ($2.7) million, respectively.

The net cash provided by operating activities of continuing operations for the nine month period ended September 30, 2009 of $5.6 million reflects a loss of $3.0 million from continuing operations, and includes receipt of a $0.6 million lease incentive, non-cash charges of $5.4 million of depreciation and amortization, and $0.5 million of share-based compensation expense. Changes in working capital included:

•
a decrease in accounts receivable of $2.5 million, primarily due to increased Portamedic cash collections.  Our consolidated days sales outstanding (DSO), measured on a rolling 90-day basis was 47 days at September 30, 2009, compared to 48 days at December 31, 2008 and 55 days at September 30, 2008.  Historically, our accounts receivable balances and our DSO are at their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out.  Our DSO from December 31, 2008 to September 30, 2009 improved 1 day compared to an increase of 9 days for the same period of the prior year.  We believe our increased collection efforts in 2009, along with our continued focus on electronic customer billing, are the primary drivers of our improvement in our 2009 DSO relative to our historic experience. As a result of these improvements, our allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $1.5 million since December 31, 2008, of which $0.2 million and $0.4 million was reversed to revenue during the three and nine month periods ended September 30, 2009.

The net cash used in operating activities of continuing operations for the nine month period ended September 30, 2008 of $2.7 million reflects a loss of $3.0 million from continuing operations, and includes a non-cash charge of $3.2 million of depreciation and amortization. Changes in working capital items included:

•
an increase in accounts receivable of $2.4 million, primarily due to a reduction in Portamedic cash collections during the first nine months of 2008. Our DSO, measured on a rolling 90-day basis was 55 days at September 30, 2008, compared to 46 days at December 31, 2007; and

•	a decrease in accounts payable, accrued expenses and other long-term liabilities of $1.2 million.

Cash Flows used in Investing Activities

For the nine month period ended September 30, 2009, we used $2.5 million in net cash for investing activities of continuing operations for capital expenditures, primarily relating to leasehold improvements associated with the relocation of Heritage Labs in the first quarter of 2009.

For the nine month period ended September 30, 2008, we used $4.0 million in net cash for investing activities of continuing operations for capital expenditures.  Net cash provided by investing activities of discontinued operations during the nine month period ended September 30, 2008 principally relates to the $5.1 million cash received from the sale of the CED.

Cash Flows used in Financing Activities

The net cash used in financing activities of continuing operations for the nine month period ended September 30, 2009 of $0.3 million represents debt issuance costs associated with entering into our new Loan and Security Agreement with TD Bank.  There was no cash used in, or provided by, financing activities for the nine month period ended September 30, 2008.

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

The Loan and Security Agreement with TD Bank provides us with a revolving line of credit limited to the lesser of $15 million, or 85% of eligible accounts receivable, as defined.  The Loan and Security Agreement requires us to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), on a trailing 12-month basis, of no less than 1.1 to 1.0 as of January 31, 2010, and as of the end of each of our fiscal quarters thereafter.  The fixed charge coverage ratio allows for the exclusion of capital expenditures in excess of one dollar from the denominator of the calculation provided we maintain pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  As of September 30, 2009, our average cash balance at TD Bank for the 90 days ended September 30, 2009, exceeded the pre-defined cash balance requirement thereby allowing all capital expenditures in excess of one dollar to be excluded from the denominator of the fixed charge coverage ratio calculation.  As of September 30, 2009, our fixed charge coverage ratio measured on a trailing 12-month period was 37.1 to 1.0.  If September 30, 2009 were the measurement date, we would pass this financial covenant.  However, there is no assurance that the Company will pass this financial covenant as of January 31, 2010, or as of the end of each fiscal quarter thereafter.

On April 22, 2009, we obtained from TD Bank and issued a letter of credit in the amount of $0.5 million to the landlord of our Heritage Labs facility as security for performance of our obligations under the lease.  The letter of credit will automatically extend for additional periods of one year, unless notice is given to terminate the letter of credit 60 days prior to its expiration date.  In no event shall the letter of credit be renewed beyond December 31, 2011.  The letter of credit reduced our borrowing capacity under our revolving line of credit.  As of September 30, 2009, our borrowing capacity under the revolving line of credit totals $14.5 million.

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

Share Repurchases

We did not purchase any shares of our common stock during the nine month periods ended September 30, 2009 and 2008.  Under the terms of the Loan and Security Agreement, we are precluded from purchasing any shares of our common stock.

Dividends

No dividends were paid in the nine month periods ended September 30, 2009 and 2008.  We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of the Loan and Security Agreement with TD Bank.

Contractual Obligations

As of September 30, 2009, there have been no material changes in contractual obligations as disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, under the caption “Contractual Obligations”.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There were no changes to our critical accounting policies during the nine month period ended September 30, 2009.  Such policies are described in our 2008 annual report on Form 10-K.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 10 to the unaudited interim consolidated financial statements included in this quarterly report.  Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations.  Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings.  As of September 30, 2009, there were no borrowings outstanding.

Based on our market risk sensitive instruments outstanding at September 30, 2009, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

None

PART II – Other Information

ITEM 1	Legal Proceedings

On February 28, 2008, a physician, John McGee, M.D., filed suit in the United States District Court for the Eastern District of New York in which he alleged, among other things, that an insurance company and numerous other named and unnamed defendants including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008), violated various laws, including the Racketeer Influenced Corrupt Organization Act (“RICO”), in connection with the arranging of independent medical examinations.  The substance of the claim appears to be that the plaintiff physician was denied compensation for medical services allegedly rendered to persons claiming to have been injured in automobile accidents, after independent medical examinations arranged by the defendant insurance company indicated no basis for those services.  It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or the CED in particular.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.   The Company, along with the other defendants, moved to dismiss the case, and these motions are pending. The motions are based on grounds similar to those asserted in the motion to dismiss filed in the Sundahl matter, described below. On July 31, 2009, plaintiffs filed an amended complaint which modifies the claims for relief, primarily against a defendant insurance company. The Company has retained liability for this litigation following the sale of substantially all of the assets of the CED.

On April 3, 2008, Gregory Sundahl and Jesse Sundahl, individually and on behalf of all others similarly situated, filed suit in the United States District Court for the Eastern District of New York in which they alleged, among other things, that an insurance company and numerous other named and unnamed defendants including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008), violated various laws, including RICO, in connection with the arranging of independent medical examinations.  This suit was filed by the same lawyer that filed the McGee case described above, and contains similar allegations, but on behalf of the patients who were allegedly injured in automobile accidents whose medical services were not paid for based on the results of independent medical examinations.  It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or CED in particular.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.  The Company, along with the other defendants, moved to dismiss the case, and this motion was granted on March 31, 2009.  The alleged claims under federal law have been dismissed with prejudice; the alleged claims under state law were dismissed without prejudice to plaintiffs re-filing them in state court.  On April 22, 2009, plaintiffs moved for reconsideration of the dismissal order; the Company’s opposition to that motion was filed May 4, 2009.  Plaintiffs also filed, on May 8, 2009, a notice of appeal from the dismissal order.  The Company has retained liability for this litigation following the sale of substantially all of the assets of the CED.

On July 22, 2009, an individual, Nicolo Genovese filed suit in the Supreme Court of the State of New York, County of Suffolk in which he alleged, among other things, that an insurance company and numerous other corporate and individual defendants, including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008) and Hooper Holmes, Inc. violated various state laws in connection with the arranging of independent medical exams.  With respect to Hooper Evaluations, Inc. and certain other named defendants who were part of the CED, the Company has retained liability for this litigation following the sale of substantially all of the assets of the CED.  It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or the Company or the former CED entities in particular.  On October 26, 2009, a motion to dismiss the complaint was filed on behalf of the Company and the former CED entities.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.  The Company has also initiated steps to invoke insurance coverage that may apply to some or all of the potential liability and/or costs of suit.

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

Dated:  November 6, 2009

By: /s/ Roy H. Bubbs
Roy H. Bubbs
Chief Executive Officer and President

By: /s/ Michael J. Shea
Michael J. Shea
Senior Vice President and Chief Financial Officer