Form 10-K
period 2009-12-31
HOOPER HOLMES INC
filed 2010-03-12
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

Commission file number: 001-09972

HOOPER HOLMES, INC.
(Exact name of Registrant as specified in its charter)

New York	22-1659359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 Mt. Airy Road
Basking Ridge, NJ	07920
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 766-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($.04 par value per share)	NYSE Amex Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	*	No	☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes	*	No	☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes	☒	No	*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if and, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	*	No	*

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
The aggregate market value of the shares of common stock held by non-affiliates of the Registrant (62,191,197 shares), based on the closing price of these shares on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) on the NYSE Amex Stock Exchange, was $27,364,127.

The number of shares outstanding of the Registrant’s common stock as of February 26, 2010 was 68,704,587.

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s Annual Meeting of Shareholders to be held on May 24, 2010.

FORM 10K

PART 1

In this report, the terms “Hooper Holmes,” “Company,” “we,” “us” and “our” refer to Hooper Holmes, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including, but not limited to, statements about our plans, strategies and prospects under the headings “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report.  When used in this Report, the words “expects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margins, net and operating losses, our new IT system, our new imaging platform, our expansion of managed scheduling, and the expansion of certain service line offerings.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected.  These risks and uncertainties include, but are not limited to risks related to customer concerns about our financial health, our liquidity, future claims arising from the sale of our business, declines in our business, our competitive disadvantage, our ability to successfully implement cost reduction initiatives, as well as risks discussed in Item 1A- Risk Factors, below.  Investors should consider these factors before deciding to make or maintain an investment in our securities.  The forward-looking statements included in this annual report are based on information available to us as of the date of this annual report.  We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

ITEM 1	Business

Overview

We are a publicly-traded company whose shares of common stock are listed on the NYSE Amex Stock Exchange.  Our corporate headquarters are located in Basking Ridge, New Jersey.

Our Company history spans over 100 years.  Over the last 40 years, our business focus has been on providing health risk assessment services, described more fully below under the caption “Description of Services.”  We currently engage in several service lines that are managed as one division:  the Health Information Division. In July 2009, we combined our service lines formerly referred to as Underwriting Solutions and Infolink, and now refer to these operations as Hooper Holmes Services.

Our Health Information Division (HID) consists of the following service lines:

•
Portamedic – performs paramedical and medical examinations of individuals, primarily on behalf of insurance companies in connection with the offering or rating of insurance coverage (mainly life insurance), along with medical examinations of health plan participants in order to provide medical information on plan members to the plan sponsors;

•
Heritage Labs – performs tests of blood, urine and/or oral fluid specimens, primarily generated in connection with the paramedical exams and wellness screenings performed by our Portamedic and Health & Wellness services lines, and assembles and sells specimen collection kits;

•
Health & Wellness – collects health information via onsite biometric screenings, self-collection laboratory test kits and health risk assessments for health management companies, including wellness companies, disease management organizations and health plans; and

•
Hooper Holmes Services (formerly Underwriting Solutions and Infolink) – provides telephone interview of insurance candidates, retrieval of medical records and inspections, risk management solutions and underwriting services for simplified issue products and products requiring full underwriting.

The table below provides a breakdown of our revenues by service line for each of the three most recently completed fiscal years.  Historical financial information presented in this annual report reflects our former Claims Evaluation division (“CED”), sold in June 2008, and our United Kingdom based subsidiary, Medicals Direct Group (“MDG”), sold in October 2007, as discontinued operations.  Accordingly, except where specific discussion of MDG and/or CED is made, all financial information presented in this annual report excludes CED and MDG for all periods presented.

(in thousands)	For the Years Ended December 31,
	2009	% of Total	2008	% of Total	2007	% of Total

Portamedic	$134,373	73.7%	$140,720	71.0%	$148,035	71.0%
Heritage Labs	14,955	8.2%	15,738	7.9%	17,445	8.4%
Health & Wellness	10,961	6.0%	7,587	3.8%	5,007	2.4%
Hooper Holmes Services	24,698	13.5%	37,075	18.7%	41,526	19.9%
Subtotal	184,987	-	201,120	-	212,013	-
Intercompany eliminations (a)	(2,586)	-1.4%	(2,887)	-1.5%	(3,381)	-1.6%
Total	$182,401	100.0%	$198,233	100.0%	$208,632	100.0%

(a) represents intercompany sales from Heritage Labs to Portamedic

Description of Services

Portamedic

Life insurance underwriting decisions are based on statistical probabilities of mortality (death) and morbidity (illness or disease), such that insurance companies generally require quantitative data reflecting an insurance applicant’s general health.  We assist insurance companies, their affiliated agents, independent agents and brokers, in gathering this data.

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

In the fourth quarter of 2009, we expanded our service offering of providing medical exam assessments to senior individuals who are enrolled in Medicare Advantage healthcare plans.  We provide these services utilizing our network of licensed and trained physicians, nurse practitioners and physician assistants.  The purpose of these medical assessments is to provide health insurance payors with health information on their plan members to assist in validating pricing/reimbursement information, and to provide information used in quality improvement and disease management initiatives.

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

Health & Wellness

We formed our Health & Wellness service line in 2007 in an effort to leverage our existing assets and services in a market that, unlike our core Portamedic paramedical examination service line, is experiencing growth: the health and care management market.  See the discussion under the caption “Market Conditions and Strategic Initiatives” below.

Our Health & Wellness service line collects health information via onsite biometric screenings, self collection laboratory tests kits and health risk assessments for health and care management companies including wellness companies, disease management organizations and health plans.   The information collected is used by our customers to measure the populations they manage, to identify risks in those populations, to target interventional programs, and to measure the results of their health and care management programs.

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

In 2009, we expanded the services we offer at our biometric screening events to include influenza immunization and health counseling.  We provided influenza immunizations at select biometric screening events held in late 2009 and early 2010. Our health counseling services are offered in conjunction with biometric screening events and are intended to assist our customers in engaging participants in the on-going health management programs they offer.

Hooper Holmes Services (formerly Underwriting Solutions and Infolink)

In July 2009, we combined our product and service offerings formerly delivered by our Underwriting Solutions and Infolink businesses into a new service line, Hooper Holmes Services.  We combined these services in order to eliminate duplicate operations, to reduce our expenses to a level commensurate with current revenues, and better position us to expand our services to new and existing customers.  Hooper Holmes Services’ principal places of operation are in Lenexa, KS, and Omaha, NE.

The services we provide through Hooper Holmes Services fall into the following four categories: Health Information Services, Health Risk Analytics, Consumer Services and Business Entity Services.

Health Information Services - provides data and information to insurance companies as underwriters assess general insurability and appropriate rate class.

•
Medical Record Retrieval: We obtain medical records of an applicant for life insurance. Medical records provide an insurance company with information that will help determine whether the applicant is insurable and, if so, the appropriate rate class.

•	Inspection Report: We conduct personal health interviews over the telephone during which we gather information about an insurance applicant’s health, as well as financial and employment history.

•
Health Risk Assessment / Physicians Information Line (“PIL”): We conduct in-depth interviews with a proposed insured’s physician about a single disease state or multiple impairments. Insurance carriers also use PILs to assess a proposed insured’s cognitive state.

•
Record and Database Check and Employment Verification: We collect a variety of information available from public records and private database sources, such as motor vehicle reports, real estate owned and criminal history. In addition, we contact current and past employers to verify dates and periods of employment.

Health Risk Analytics - provides risk management consultative support and underwriting services to insurance carriers and reinsurance companies active in the life, annuity and health insurance markets.

•
Full underwriting: We assess health and lifestyle data associated with a prospective insured and then make a determination about insurability and appropriate rate class consistent with the insurance carrier’s product pricing, risk tolerances and reinsurance treaties.

•
Simplified underwriting: We review information about a proposed insured’s general health to determine insurability for products having predetermined benefit limits. This service provides for limited medical and non-medical data collection when compared to fully underwritten applications.

•
Medical Record Summarization: We review medical records of an insurance applicant. Our underwriters provide an analysis of the records and provide an indication of general insurability and indicative rate class.

•
Impaired risk underwriting services: We gather information, review medical records and review lab test results on proposed insureds attempting to purchase life insurance or long-term care insurance who have known health or lifestyle conditions that may make them uninsurable. We assess the degree of impairment, project life expectancy and make recommendations about insurability and the appropriate rate class.

Consumer Services – via a telephonic interview with an insurance applicant, we complete all or a portion of the insurance application, verify information provided to us by the applicant, assess an applicant’s general cognitive state and assist with the insurance purchase process.

Business Entity Services – helps an insurance company assess the quality of decisions made by the carrier’s underwriting group, determine adherence to the carrier’s underwriting policies, evaluate benefit claims, both pre and post-payment, and ensure that underwriting files are complete and accurate.

Market Conditions and Strategic Initiatives

Our operating results for the past several years (discussed more fully in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this annual report) reflect, in part, the challenging market conditions we have experienced in our businesses.

Portamedic

Our Portamedic service line accounted for 74% of our total revenues in 2009. The market for life insurance related services offered by Portamedic has steadily decreased in total size over the past decade. We believe this is the result of the reported shift in consumers’ preferences away from individual life insurance towards other wealth accumulation and investment products, such as annuities and mutual funds, along with the weak U.S. economy and its negative impact on the market for life insurance products.  We have historically relied on the MIB Life Index, the life insurance industry’s timeliest measure of application activity across the United States and Canada, to gauge the degree of the decline.  Despite the rate of decline we have experienced, we believe the market offers opportunities to us.

To address these market conditions and increase our market share, we have taken (or are in the process of taking) a number of steps to better differentiate our services.  We have taken the following steps to increase our top-line revenue:

•
In the third quarter of 2009, we introduced a new appointment scheduling option called Instant Scheduling.  It allows insurance agents, while completing the policy application with the applicant, to immediately schedule the examination utilizing our centralized scheduling center.  The new process significantly reduces the cycle time of policy application to policy issuance, which benefits the applicant, agent/broker and insurance carrier.

•
In 2010, we expect to deploy a new electronic system for capturing paramedical exam information which will utilize wireless electronic devices, linked to secure corporate servers.  This new “e-Exam” service will provide our customers with real-time quality assurance at the time of exam.  The cycle time required for insurance carriers to process applications is also expected to be reduced.

•
We introduced our National Broker & General Agency service program which includes specialized training of our field sales representatives to market to this growing distribution channel.  To serve these customers, we have implemented new case management services which link our ordering and imaging systems to many agency management tools.

•
In January 2009, we instituted a pricing increase for Portamedic examinations of approximately 6% for non-contract customers.  As a result of this pricing increase, and increases received from other Portamedic customers under contract, average revenue per exam increased approximately 3% for the year ended December 31, 2009 in comparison to the corresponding prior year period.  Due to current economic conditions and the impact on our customers, we believe pricing increases in 2010 will be below the increases achieved in 2009.

•
In early 2009, we engaged Leerink Swann, a healthcare strategic advisor, to assess our short and long-term strategy, including assistance in creating new sources of revenue in adjacent markets (such as healthcare) by utilizing existing core capabilities in our operations, including Portamedic. Leerink Swann’s analysis also identified areas of opportunity to reduce costs and errors, and increase efficiency and speed.

•
In the fourth quarter of 2009, we expanded our service offering of providing medical exam assessments to senior individuals who are enrolled in Medicare Advantage healthcare plans.  We provide these services utilizing our network of licensed and trained physicians, nurse practitioners and physician assistants.  The purpose of these medical assessments is to provide health insurance payors with health information on their plan members to assist in validating pricing/reimbursement information, and to provide information used in quality improvement and disease management initiatives.

•
All of our Portamedic branch offices are now utilizing managed scheduling.  As a result of implementing managed scheduling, the time required to schedule an examination has been reduced significantly relative to past procedures where examiners scheduled their own appointments with applicants.  Our implementation of managed scheduling was completed during the third quarter of 2009.

•
In an effort to improve the speed, accuracy and consistency of services provided to our Portamedic customers, we decided in December 2008 to begin the development of a new customer service order tracking IT system.  In utilizing our current IT system, we license the software and, as such, have difficulties in quickly implementing improvements and enhancements to the software.  Our new IT system is expected to eliminate these difficulties and is expected to operate at a significantly lower cost and cash outlay in the future relative to our existing system.  Our new customer service system is expected to cost approximately $1.4 million and is scheduled for completion in mid-2010.

•
We continue to take steps to strengthen our local sales force including hiring additional sales representatives, streamlining our sales tracking systems, improving sales training, and focusing sales incentives on increases in paramedical exams completed (i.e. unit goals).

While we intend for these measures to increase our market share and revenues, there can be no assurance we will achieve those results.  Although the number of paramedical examinations Portamedic performs continues to decline, we believe that we are a market leader in the industry.  However, in 2010 market conditions are expected to remain difficult for our Portamedic services, particularly in light of the weak U.S. economy and its negative impact on the market for life insurance, along with the related impact on our customers.

Heritage Labs

Approximately 75-80% of the total volume of specimens that Heritage Labs tests originate through the paramedical exams coordinated by our Portamedic services.  As a result, Heritage Labs services are also adversely affected by the market trends and conditions which are influencing our Portamedic service line.

In 2008, Heritage Labs hired a new medical director to help improve the value added services provided to customers and to aid in gaining new business.  The main focus of the medical director has been to use sophisticated data modeling to gain a better understanding of the true mortality consequences of the laboratory tests that we provide to the insurance industry.  Our objective has been to assist our clients in their ability to develop new insurance products and establish more accurate premium ratings or pricing techniques using the lab mortality data that we have developed.  We have also begun to develop risk scores to help our insurance clients better understand the mortality implications between and among interactions of multiple tests related to specific disease states. We believe that the mortality data we are providing is unique and more complex than the data being provided by our competitors.  We believe we will be able to leverage the value of the data we supply to gain new business in 2010.

In January 2009, Heritage Labs moved its lab facilities to a new, larger location which is expected to increase productivity and enable new service/product offerings, including offerings with a focus outside of the paramedical exam marketplace.

On December 30, 2009, we hired a new Chief Operating Officer to oversee the operations of our Heritage Labs and Health & Wellness service lines.  This individual has over 15 years of financial and operations experience in manufacturing and distribution businesses. We believe this is an opportunity for Heritage Labs and Health & Wellness to streamline and improve manufacturing and distribution processes and operations in 2010, while reducing operating costs.

In 2010, Heritage Labs intends to market its services more aggressively in a combination package service offering with our other services, Portamedic and Hooper Holmes Services.   Our three service lines provide a complete suite of services for insurance underwriting purposes and we plan to take advantage of the value that the combined services present in value offerings.

Health & Wellness

Our Health & Wellness service line supports health and care management companies including health plans, disease management organizations, and wellness companies.  While the health and care management industry continues to grow, our Health & Wellness service line works to help companies transition from traditional disease management to total population health management which is the fastest growing portion of the market.  While disease management attempts to lower the cost of care associated with participants with a specific disease state, wellness and total population health management attempts to reverse the trend of rising healthcare costs through prevention and early intervention.  Our Health & Wellness service line helps our customers move into total population health management by providing the laboratory and biometric data necessary to identify risks and participant engagement opportunities via biometric screenings.

As discussed above, we hired a new Chief Operating Officer to oversee the operations of our Heritage Labs and Health & Wellness service lines.

Hooper Holmes Services

Hooper Holmes Services has been adversely affected by the decline in life insurance application activity brought about by the weak U.S. economy and the resulting trend of insurance carriers to discontinue outsourcing relationships, including risk analytic services such as underwriting. The level of new insurance applications remains low when compared to prior healthier market conditions.

In mid-2009, we combined our Underwriting Solutions and Infolink operations (now referred to as Hooper Holmes Services) in order to eliminate duplicate operations, to reduce expenses and better position us to expand our services to new and existing customers. We significantly reduced our costs to a level more appropriate for our reduced revenues, including a reduction of staff by approximately 50 employees and we closed a remote underwriting office.

In 2009, we implemented a number of initiatives designed to increase Hooper Holmes Services market profile, to improve business development activity and to enhance operational efficiency. In order to enhance our efforts to attract new customers, in April 2009, we hired a new Senior Vice President of Business Development for Hooper Holmes Services.

Sales and Marketing

Portamedic

Our Portamedic service line generally requires a two-step sales process for our life insurance business.  First, our corporate sale representatives negotiate with the national office of a life insurance company to get on its list of approved outside risk assessment service providers.  Second, our field sales personnel must sell to the insurance company’s local agents and to the community of independent brokers and agents that sell the insurer’s products.  Success at the local level requires establishing, maintaining and nurturing relationships with the agents and brokers.  We have taken steps to coordinate localized marketing campaigns, develop on-line sales training programs for new sales personnel, and otherwise provide better support for local field sales personnel.  We also utilize a pay-for-performance program for our sales personnel, with the incentive compensation potentially payable under the program being tied solely to the development of local business.

Heritage Labs

With the addition of a our new Chief Operating Officer to oversee lab operations, the president of Heritage Labs, who has a 30 year history in the sale and marketing of lab testing services to the insurance industry, will now be able to focus more of his time on insurance sales, business development and top line growth.  The Heritage sales staff reports directly to the president who is managing day to day sales and strategy.  One of our main strategies for 2010 will be to gain new business by leveraging the value of our new mortality data and risk scores to the insurance industry.  We will also seek to develop new risk scores to facilitate the underwriting of laboratory results.

Health & Wellness

Our Health & Wellness service line markets its services to health and care management organizations, wellness companies and health plans.  We offer an end-to-end biometric screening solution that we believe offers our customers the ability to:

•	engage more individuals via our national network of examiners;
•	collect more health risk information earlier in the health and care management process; and
•	implement integrated screening solutions via venipucture and fingerstick blood draws and self-collection test kits.

We believe our unique set of services allows our customers to uncover risks, stratify populations, target interventional programs, and measure improvement in health.

In January 2009, we hired a full time sales professional to continue the growth of this business.  Additionally, in 2009 we continued to invest in our operational infrastructure allowing our marketing executive management to further focus on our sales initiatives.

With the addition of our new Chief Operating Officer to oversee operations, the president of Health & Wellness, will now be able to focus more of his time on sales, business development and top line growth.

Hooper Holmes Services

Hooper Holmes Services markets its services and products in the following three ways:

•
Corporate Sales Team - The team includes individuals with experience in the insurance industry, including knowing a carrier’s key decision makers. They arrange meetings with key decision makers of insurance companies and insurance distribution entities. Hooper Holmes Services representatives provide assistance in the form of delivering presentations, modeling positive financial impact of outsourcing and providing technical support.

•
Brokers Elite Platform - Aimed at insurance distribution organizations, Brokers Elite offers a range of products, through an integrated order platform. We feel that this single-source system  reduces the insurance application to policy issue cycle.

•
Request for Proposal - Hooper Holmes Services receives throughout the year Requests for Proposal (RFPs) from a number of insurance companies and distribution organizations. We respond to RFPs for services and products within our service lines matching core competencies.

We expect to expand our presence in the marketplace and anticipate increasing business development resources across the country. In addition, we plan to increase market awareness through joint initiatives with leading centers of influence.

Information Technology

Information technology systems are used extensively in virtually all aspects of our business.  We have made substantial investments in our IT systems, believing that IT capability is or can be a competitive differentiator.

In 2009, with the assistance of an independent audit firm, we completed our first SAS 70 Type II Audit, a top-to-bottom review of our Information Technology controls and security.  We received an unqualified opinion, which affirms that we have adequate information security and controls.

In an effort to improve the speed, accuracy and consistency of services provided to our Portamedic customers, in December 2008 we began development of a new customer service order tracking IT system.  In mid 2009, we deployed one component of the new system for use by our Hooper Holmes Services service line.  We are continuing the development of this new customer order tracking system and expect full deployment to begin in 2010.

Our Health & Wellness service line utilizes an IT system, which is separate from our Portamedic system.

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

Competition

Portamedic

We believe that our Portamedic service line is the largest of the four national firms, as measured by market share, whose businesses encompass arranging paramedical examinations, providing specimen analysis, conducting interviews of insurance applicants and collecting medical records for life insurers.  In addition, a significant number of regional and local firms also compete in this industry.  Most of our customers use two or more risk assessment service providers.  As discussed under market conditions and strategic initiatives, above, pricing is a primary basis of competition for the business of certain of these insurance carriers.

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

Health & Wellness

Our Health & Wellness service line cites several competitive differentiators in its sales and marketing efforts, including:

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

Our Health & Wellness service line needs to continually refine and enhance its value proposition to maintain its advantage and capitalize on the evolving nature of the wellness market.

Hooper Holmes Services

Hooper Holmes Services competes with a number of companies that offer one or more services and products similar to ours. They range from small single state providers to companies with a national presence. When competing for market share, we believe we are the only provider that offers full underwriting, simplified underwriting, and impaired risk services in addition to, medical record retrieval, inspections, and telephone application and interview services.

Hooper Holmes Services maintains a qualified workforce made up of approximately 50 underwriters and two physicians.  We also employ nurses, health care professionals and individuals with experience in the life and health insurance industry. We believe that we have a competitive advantage in our targeted market due to the experienced underwriting staff which we employ and the current scarcity of qualified insurance underwriters.

Governmental Regulation

The service lines within our Health Information Division, in particular, our paramedical examination, health & wellness and lab services, are subject to federal and state regulation.  The paramedical examiners we utilize are subject to certain licensing and certification requirements and regulations with respect to the drawing of blood and needle disposal.  We are subject to federal and state regulations relating to the transportation, handling and disposal of the various specimens obtained in the course of a paramedical examination, medical examination or wellness screening.  The FDA governs certain aspects of Heritage Labs’ business, including the assembly of specimen collection kits.  In addition, many of the services we provide may be subject to certain provisions of the Health Information Portability and Accountability Act of 1996 (“HIPAA”) and other federal and state laws relating to the privacy of health and other personal information.

Employees

We employ approximately 1,870 persons in our Company, including approximately 95 personnel in our corporate headquarters in Basking Ridge, New Jersey.

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

We derive a significant percentage of our revenues from customers in the life insurance industry.  If the condition of the U.S. economy continues to weaken, demand for life insurance products may decline more steeply, resulting in less business for our Company.  If some of our life insurance company customers fail or curtail operations as a result of economic conditions in the life insurance industry, such failures or curtailments of operations would result in less business for our Company.  Either event would negatively affect our cash flows from operations.

Customer concerns about our financial health may result in the loss of customers or a portion of their business, or cause prospective customers not to engage us.

Customer concerns about our financial health, stemming from past operating results and the associated drop in our stock price, may result in the loss of customers or a portion of their business.  Concerns about our financial health may also prompt prospective customers not to engage us or make it more challenging for us to compete for their business.

Limited or negative cash flow from operations in 2010 may limit our ability to make the desired level of investment in our businesses.

While we do not believe we are facing any immediate or near-term liquidity crisis, we experienced a revenue decline in 2009 and this decline could continue in 2010 due to the downturn in the economy and its negative impact on our customers.  We generated approximately $8.7 million of cash from continuing operations in 2009 and we lowered our cost of operations, and selling, general and administrative (SG&A) expenses as well.  However, if we continue to experience the rates of decline in our consolidated revenues that we have experienced for the past several years, it could become difficult to generate cash from operations and invest in our businesses at optimal levels.

Our liquidity may be adversely affected by the terms of our Loan and Security Agreement.

If we experience negative cash flows from operations, we may need to borrow in the future under our Loan and Security Agreement.  We have an available borrowing base of $14.4 million under this facility as of December 31, 2009.  The Loan and Security Agreement contains a financial covenant that requires us to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), on a trailing 12-month basis, of no less than 1.1 to 1.0 as of January 31, 2010 and as of the end of each of our fiscal quarters thereafter. The fixed charge coverage ratio allows for the exclusion of capital expenditures in excess of one dollar from the denominator of the calculation provided we maintain pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  As of January 31, 2010, our average cash balance at TD Bank for the 90 days then ended, exceeded the pre-defined cash balance requirements, thereby allowing all capital expenditures in excess of one dollar to be excluded from the denominator of the fixed charge coverage ratio calculation. As of January 31, 2010, our fixed charge coverage ratio measured on a trailing 12-month period and excluding capital expenditures in excess of one dollar was 10.8 to 1.0 and, as such, we satisfied this financial covenant.  However, there is no assurance that we will satisfy this financial covenant as of the end of each fiscal quarter thereafter.

Future claims arising from the sale of one business unit (Discontinued Operations) could negatively impact our results of operations.

We sold our Claims Evaluation business in 2008.  In regard to this sale, we retained certain potential liabilities pertaining to periods prior to the sale of this unit.  For example, we have recorded a liability of $0.3 million as of December 31, 2008 for a potential liability on a long-term lease for the CED business.  If additional claims are identified related to this discontinued operation in the future, this may result in additional cost and cash payments by us which could negatively impact our results of operations and financial condition.

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

We have experienced period-over-period declines in Portamedic unit volumes for the past several years. The decline in unit volumes has often exceeded our budgeted forecasts.  We have taken a number of steps to stop the decline, such as strengthening our field sales personnel, streamlining our sales tracking systems, improving sales training, focusing sales incentives on increases in paramedical exams completed (i.e., unit goals), and seeking to identify customers for our services outside the life insurance industry.  However, we cannot be sure that these initiatives will prove sufficient to stop or offset the decline in Portamedic unit volumes.  In fact, our continuing focus on profitable revenue may lead us to terminate certain accounts when our contractual obligations expire, resulting in an acceleration of the rate of decline in Portamedic unit volumes.

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

Prior to 2007, we experienced downward pricing pressure from our life insurance carrier customers. We attribute this pressure to their efforts to address cost items in a more rigorous manner in an attempt to maintain their profitability and level of return to their investors and other stakeholders. From 2007 to 2009, we had some success in increasing our price levels to some extent, largely as a result of making improvements in our levels of service.  The price increases contributed to an increase in our average revenue per paramedical exam and improved operating margins.  Nonetheless, pricing represents the primary basis of competition for the business of certain insurance companies.  With our Portamedic branch office network, a higher proportion of our costs are fixed costs compared with our competitors who do not operate such a network.

Our Health & Wellness service line would be adversely affected if health and wellness interventional programs are determined not to have a sufficient return on investment.

Based on published information from industry analysts, no standard methodology exists yet for measuring whether disease management and/or wellness programs produce cost savings and, if so, how much.  If a methodology is established and health insurance companies, employers and other payers then determine that health and wellness interventional programs do not provide the anticipated return on investment, this may adversely affect the health management industry.  This, in turn, could adversely affect our Health & Wellness service line.

Each of our service lines derives a significant percentage of its revenues from a limited number of customers, such that a loss of some or all of the business of one or more customers over a short period of time could have a material adverse effect on our results of operations.

Each of our service lines, including our core Portamedic service line, derives a significant percentage of its revenues from a limited number of customers.  Losing some or all of the business of one or more of these customers can result in a significant reduction in the revenues of the applicable service line.  If this were to occur, we face significant challenges in the short term in replacing the lost revenues.  Further, the loss of business from key customers can negatively affect our cash flows from operations.

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

To offset the declines in revenues we have experienced, and could experience in 2010, we have taken actions to decrease our cost structure and reduce the level of capital expenditures.  If we are unable to implement these actions as quickly or completely as we plan, our cash flows from operations would be negatively affected.

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

In addition, we must continue to enhance our IT systems – potentially at substantial cost – to keep pace with our competitors’ service and product enhancements.  In December 2008, the Company decided to begin developing a new Portamedic customer service order tracking system.  In utilizing our current IT system, we license the system software and, as such, have difficulties in getting improvements or enhancements to the software and also find that it requires significant cash outlay.  We have identified and acquired new technology resources to develop and support a new order tracking system which is scheduled for completion in mid-2010.  If we are unable to successfully complete and deploy this technology, the competitiveness of our business could suffer.

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

Our clients rely on the accuracy of the medical data we gather on their behalf – whether derived from a Portamedic paramedical exam, a Hooper Holmes Services tele-interview, a Health & Wellness screening, a Heritage Labs specimen test, or our Hooper Holmes Services underwriting resources – in connection with their insurance underwriting, interventional programs, patient treatment and other decisions.  As a result, we face exposure to claims that may arise or result from the decisions of our customers based on allegedly inaccurate data and/or faulty analysis of such data.  We maintain professional liability insurance and such other coverage as we believe appropriate, but such insurance may prove insufficient.  Regardless of insurance, any such claims could damage our relationships with important clients.

Our operations and reputation may be harmed if we do not adequately secure information.

Federal and state laws regulate the disclosure of specimen test results and other nonpublic medical-related and other personal information.  If we do not protect the confidentiality of such results in accordance with applicable laws, we could face significant liability, and/or damage to our relationship with clients.

Our classification of most of our paramedical examiners outside of the States of California, Montana and Oregon as independent contractors, rather than employees, exposes us to possible litigation and legal liability.

In the past, some state agencies have claimed that we improperly classified our examiners as independent contractors for purposes of state unemployment and/or workers compensation tax laws and that we were therefore liable for taxes in arrears, or for penalties for failure to comply with such state agencies’ interpretations of the laws.  In some states, our classification of examiners has been upheld and in others it has not.  However, there are no assurances that we will not be subject to similar claims in other states in the future.

Allegations of our failure to register certain securities could result in claims against us.

The issuance in 2007 of an aggregate of 81,508 shares (at an aggregate purchase price of approximately $0.2 million) pursuant to the 2004 Employee Stock Purchase Plan occurred prior to the filing with the SEC of a registration statement in respect of those shares.  As a result, the Company may have potential liability, to the purchasers of those shares, for rescission of the sales.

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

On February 28, 2008, a physician, John McGee, M.D., filed suit in the United States District Court for the Eastern District of New York in which he alleged, among other things, that an insurance company and numerous other named and unnamed defendants including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008), violated various laws, including the Racketeer Influenced Corrupt Organization Act (“RICO”), in connection with the arranging of independent medical examinations.  The substance of the claim appears to be that the plaintiff physician was denied compensation for medical services allegedly rendered to persons claiming to have been injured in automobile accidents, after independent medical examinations arranged by the defendant insurance company indicated no basis for those services.  It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or the CED in particular.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.   The Company, along with the other defendants, have moved to dismiss the case, and these motions are pending. The motions are based on grounds similar to those asserted in the motion to dismiss filed in the Sundahl matter, described below. On July 31, 2009, plaintiffs filed an amended complaint which modifies the claims for relief, primarily against a defendant insurance company. On February 11, 2010, based on the fact that the amended complaint appears to allege claims only against the insurance company, the court dismissed the case as against all other defendants including Hooper Evaluations, Inc., without prejudice to plaintiffs seeking to further amend the complaint.  The Company has retained liability for this litigation following the sale of substantially all of the assets of the CED.

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

Reserved

PART II

ITEM 5 Market For The Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information

Our common stock is traded on the NYSE Amex Stock Exchange under the symbol “HH.”

Common Stock Price Range

The following table shows, for the periods indicated, the high and low sales prices per share of our common stock based on published financial sources (dollars):

	2009		2008
Quarter	High	Low	High	Low
First	0.49	0.15	1.76	0.55
Second	0.63	0.30	1.10	0.63
Third	1.16	0.35	1.69	0.93
Fourth	1.10	0.66	1.30	0.17

The following graph shows a comparison of cumulative total returns for an investment in our common stock, versus both the S&P 500 Composite Index and the Russell 2000 Index. It covers the period commencing December 31, 2004 and ending December 31, 2009. The graph assumes that the value for the investment in our common stock and in each index was $100 on December 31, 2004 and that all dividends were reinvested. This graph is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.  The Company does not believe that an appropriate, published industry or line of business index is available.

	For the years ended December 31,
	2004	2005	2006	2007	2008	2009
Hooper Holmes, Inc.	$100	$44.09	$57.23	$29.74	$4.32	$17.98
S&P 500 Composite Index	$100	$103.00	$117.03	$121.16	$74.53	$92.01
Russell 2000 Index	$100	$103.32	$120.89	$117.57	$76.65	$95.98

Holders

According to the records of our transfer agent, Registrar and Transfer Company, Cranford, NJ, as of February 15, 2010, there were 1,040 holders of record of our common stock.

Dividends

No dividends were paid in 2009, 2008 or 2007.

In 2006, our Board of Directors suspended the payment of cash dividends on the Company’s common stock.  Furthermore, we were precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our Revolving Credit Facility with CitiCapital Commercial Corporation which terminated on March 9, 2009, and continue to be precluded from declaring or making any dividend payments under our new Loan and Security Agreement with TD Bank, N.A., which was effective as of March 9, 2009 (See Note 7 to our consolidated financial statements).

Recent Sales of Unregistered Securities

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

In the third quarter of 2007, the Company became aware that it did not file with the SEC a registration statement on Form S-8 to register the shares of its common stock issuable under either the Hooper Holmes, Inc. 2002 Stock Option Plan (the "2002 Stock Option Plan") or the Stock Purchase Plan (2004) of Hooper Holmes, Inc. (the "2004 Employee Stock Purchase Plan") at the time such plans were approved by the Company’s shareholders in May 2002 and May 2003, respectively.  In 2007, the Company filed with the SEC a registration statement on Form S-8 (the "Registration Statement") covering shares that remained issuable under these plans.  In May 2007, pursuant to the 2002 Stock Option Plan, we issued 45,000 shares of common stock upon the exercise of options with an exercise price of $3.46 per share for a total consideration of approximately $0.2 million.  We believe that the acquisition of the shares upon exercise of these options was exempt from registration under Section 4(2) of the Securities Act.  No underwriter participated in these transactions, nor was any commission paid.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

We did not repurchase any shares of our common stock during the fourth quarter of our fiscal year ended December 31, 2009.

ITEM 6	Selected Financial Data

The following table of selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this annual report. The statement of operations data set forth below for each of the years in the three year periods ended December 31, 2009, and the balance sheet data as of December 31, 2009 and 2008, have been derived from, and are qualified by reference to, our consolidated financial statements appearing elsewhere in this annual report. The statement of operations data for the years ended December 31, 2006 and 2005, and the balance sheet data as of December 31, 2007, 2006 and 2005, are derived from the Company’s consolidated financial statements that are not included in this annual report.

(in thousands except for share data)	2009		2008		2007		2006		2005
Statement of operations data:
Revenues	$182,401		$198,233		$208,632		$223,907		$239,657
Operating loss from continuing operations	(1,013)	(a)	(1,428)	(c)	(10,390)	(e)	(49,970)	(g)	(80,606)	(i)
Interest expense	17		3		181		138		230
Income (loss) from continuing operations	37	(b)	(1,559)		(10,506)		(79,043)		(41,089)
(Loss) income from discontinued operations	(41)		(326)	(d)	3,199	(f)	(7,048)	(h)	(55,712)	(j)
Net loss	(4)		(1,885)		(7,307)		(86,091)		(96,801)

Basic and diluted earnings (loss) per share:
Continuing operations	$-		$(0.02)		$(0.15)		$(1.18)		(0.63)
Discontinued operations	-		-		0. 05		(0.11)		(0.85)
Net loss	$-		$(0.03)		$(0.11)		$(1.29)		(1.48)
Cash dividends per share	$-		$-		$-		$-		$0.06
Weighted average shares:
Basic	68,692,176		68,657,975		68,476,194		66,804,605		65,513,451
Diluted	69,392,243		68,657,975		68,476,194		66,804,605		65,513,451
Balance sheet data (as of December 31):
Working capital(k)	$30,102		$24,135		$24,752		$31,831		$50,513
Total assets	$56,702		59,669		67,149		86,209		163,218
Current maturities of long-term debt	-		-		-		-		1,000
Total long-term debt	-		-		-		-		1,000
Stockholders’ equity	$41,426		$40,768		$41,909		$47,969		$128,727

(a)	Includes restructuring and other charges totaling $1.2 million.
(b)	Includes a $1.5 million federal tax benefit resulting from carrying back net operating losses from 2008 of $4.3 million.
(c)	Includes restructuring and other charges totaling $1.6 million.
(d)	Includes a $0.9 million net gain on the sale of the CED.
(e)	Includes restructuring and other charges totaling $4.7 million.
(f)	Includes goodwill and intangible asset impairment charges of $5.7 million and $0.6 million, respectively, and a $9.2 million net gain on the sale of MDG.
(g)	Includes goodwill and intangible asset impairment charges of $29.9 million and $1.8 million, respectively, along with restructuring and other charges totaling $10.3 million.
(h)	Includes a goodwill impairment charge of $6.3 million and restructuring and other charges totaling $0.2 million.
(i)	Includes goodwill and intangible asset impairment charges of $76.1 million and $0.7 million, respectively, along with restructuring and other charges totaling $6.3 million.
( j)	Includes goodwill and impairment charges of $39.5 million and $17.3 million, respectively, along with restructuring and other charges totaling $0.3 million.
(k)
Working capital includes the net assets and liabilities of discontinued operations for the years 2007-2005, including assets and liabilities of $6.3 million and $1.7 million in 2007, $26.8 million and $10.3 million in 2006, and $30.3 million and $8.7 million in 2005, respectively.

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

Overview

As discussed in greater detail in Item 1 (“Business”), we currently engage in several service lines that are managed as one division: the Health Information Division. In July 2009, we combined our service lines formerly referred to as Underwriting Solutions and Infolink, and now refer to these operations as Hooper Holmes Services.

Our Health Information Division (HID) consists of the following service lines:

•
Portamedic – performs paramedical and medical examinations of individuals, primarily on behalf of insurance companies in connection with the offering or rating of insurance coverage (mainly life insurance), along with medical examinations of health plan participants in order to provide medical information on plan members to the plan sponsors;

•
Heritage Labs – performs tests of blood, urine and/or oral fluid specimens, primarily generated in connection with the paramedical exams and wellness screenings performed by our Portamedic and Health & Wellness services, and assembles and sells specimen collection kits;

•
Health & Wellness – collects health information via onsite biometric screenings, self-collection laboratory test kits and health risk assessments for health management companies, including wellness companies, disease management organizations and health plans; and

•
Hooper Holmes Services (formerly Underwriting Solutions and Infolink) – provides telephone interviews of insurance candidates, retrieval of medical records and inspections, risk management solutions and underwriting services for simplified issue products and products requiring full underwriting.

Our core Portamedic paramedical examination business accounted for approximately 74%, 71% and 71% of our total consolidated revenues in 2009, 2008 and 2007, respectively.

Basis of Presentation of Management’s Discussion and Analysis

On June 30, 2008, we sold substantially all of the assets and liabilities of our Claims Evaluation division (CED) operating segment for $5.6 million and received cash payments totaling $5.1 million and a $0.5 million note receivable due in six equal monthly installments beginning July 31, 2008.  We recognized a net gain on the sale of the CED of approximately $0.9 million for the year ended December 31, 2008.

On October 9, 2007, we completed the sale of our Medicals Direct Group, or MDG for $15.3 million and received a cash payment of $12.8 million, net of closing adjustments of $1.2 million.  In addition, we incurred $1.0 million of expenses related to the sale.  For the year ended December 31, 2007, we recognized a net gain on the sale of approximately $9.2 million.

Our decision to sell the CED and MDG was based on several factors, including their limited ability to significantly contribute to our long-term specific goals.  See Note 4 to our consolidated financial statements included in this annual report for further discussion of our sale of the CED and MDG.  Except where specific discussion of the CED and MDG is made, our discussion of our results of operations and financial condition excludes the CED and MDG for all periods presented.

2009 Highlights and Business Outlook for 2010

2009 Consolidated Financial Performance

For the year ended December 31, 2009, consolidated revenues totaled $182.4 million, representing a decline of approximately 8.0% from the prior year.  Our revenues continued to decline in 2009 primarily resulting from the downturn in the economy and its negative impact on the customers we serve (i.e. life insurance industry).  While the general economy may start to improve in 2010, we are unsure if the demand for our customers’ life insurance products will experience a rebound in 2010.   As a result, we plan to continue to take actions to decrease our cost structure and plan to continue to closely monitor capital expenditures in 2010.

Although revenues declined in 2009, our gross margin improved to 26.9%, an improvement of 170 basis points over the comparable prior year period, resulting primarily from increased pricing, productivity gains and cost reductions.  In addition, we reduced our selling, general and administrative expenses to $48.9 million, representing a reduction of $0.9 million, or approximately 1.8% from the prior year.  As detailed in the Portamedic highlights, included in S,G&A expense is increased depreciation expense of approximately $2.7 million for the year ended December 31, 2009, related to the reduction of the estimated useful life of our current customer service order tracking information technology (“IT”) systems. We generated income from continuing operations of $0.04 million for the year ended December 31, 2009, which included restructuring and other charges of approximately $1.2 million and a $1.5 million tax benefit from carrying back prior year net operating losses that were fully reserved.  This represents a reduction from the prior year loss from continuing operations of $1.6 million, which included restructuring and other charges of approximately $1.6 million.

 Portamedic

For the year ended December 31, 2009, Portamedic revenues decreased approximately 4.5% in comparison to the prior year.  We continue to believe that achieving acceptable profitability levels will require top-line revenue growth, including the reversal of past revenue declines. Although we have approvals from over 90% of the insurance carriers in the marketplace, the number of paramedical examinations we complete on life insurance applicants continues to decline.  The rate of decline in completed examinations for the full year 2009 was 8.3% compared to 2008, with a 10.0% decline in 2008 compared to 2007, representing a slight improvement during a difficult economic period in 2009.  In order to reverse our decline in completed examinations, we must achieve greater success in turning carrier approvals into unit sales at the local agent, corporate and brokerage levels.  We continue to take steps to strengthen our local sales force: we are hiring more sales representatives, streamlining our sales tracking systems, improving sales training, and focusing sales incentives on increases in paramedical exams completed (i.e. unit goals).

The market for our Portamedic services has steadily declined.  For example, according to the MIB Life Index, in 2009 there were approximately nine million applications for life insurance completed in the United States, compared to approximately 17 million applications in 1985.  Notwithstanding the rate of decline in applications submitted, we believe that the market continues to offer attractive opportunities to a company that can sell its services effectively and distinguish itself from its competitors.

We have taken (or are in the process of taking) the following steps to increase our market share and improve top-line revenue:

•
In the third quarter of 2009, we introduced a new appointment scheduling option called Instant Scheduling.  It allows insurance agents, while completing the policy application with the applicant, to immediately schedule the examination utilizing our centralized scheduling center.  The new process significantly reduces the cycle time of policy application to policy issuance, which benefits the applicant, agent/broker and insurance carrier.

•
In 2010, we expect to deploy a new electronic system for capturing paramedical exam information which will utilize wireless electronic devices, linked to secure corporate servers.  This new “e-Exam” service will provide our customers with real-time quality assurance at the time of exam.  The cycle time required for insurance carriers to process applications is also expected to be reduced.

•
We introduced our National Broker & General Agency service program which includes specialized training of our field sales representatives to market to this specific distribution channel.  To serve these customers, we have implemented new case management services which link our ordering and imaging systems to many agency management tools.

•
In the fourth quarter of 2009, we expanded our service offering of providing medical exam assessments to senior individuals who are enrolled in Medicare Advantage healthcare plans.  We provide these services utilizing our network of licensed and trained physicians, nurse practitioners and physician assistants.  The purpose of these medical assessments is to provide health insurance payors with health information on its plan members to assist in validating pricing/reimbursement information, and to provide information used in quality improvement and disease management initiatives.

•
All of our Portamedic branch offices are now utilizing managed scheduling.  As a result of implementing managed scheduling, the time required to schedule an examination has been reduced significantly relative to past procedures where examiners scheduled their own appointments with applicants.  Our implementation of managed scheduling was completed during the third quarter of 2009.

•
In an effort to improve the speed, accuracy and consistency of services provided to our Portamedic customers, we decided in December 2008 to begin the development of a new customer service order tracking IT system.  In utilizing our current IT system, we license the software and, as such, have difficulties in quickly implementing improvements and enhancements to the software.  Our new IT system is expected to eliminate these difficulties and is expected to operate at a significantly lower cost and cash outlay in the future relative to our existing system.  Our new customer service system is expected to cost approximately $1.4 million and is scheduled for completion in mid-2010.  As a result of the development of this new system, we have reduced the estimated useful life of our current IT system to terminate in mid-2010.  This reduction in useful life  increased depreciation expense (non-cash charge) in 2009 by approximately $2.7 million.  We believe that our investment in this new customer service system will enhance the quality of service to our customers, while improving productivity and decreasing future cash outlay.

•	In September 2008, we appointed a new President of Portamedic with more than 25 years experience as a senior executive in the insurance industry.

•
We continue to take steps to strengthen our local sales force including hiring additional sales representatives, streamlining our sales tracking systems, improving sales training, and focusing sales incentives on increases in paramedical exams completed (i.e. unit goals).

Although the number of paramedical examinations Portamedic performs continues to decline, we believe that we are a market leader in the industry.  We also believe that the steps we are taking to improve our selling ability and the quality of our services will enable us to reduce the decline experienced in the last several years.  However, in 2010 market conditions are expected to remain difficult for our Portamedic service line, particularly in light of the weak U.S. economy and its negative impact on the market for life insurance, along with the related impact on our customers.

Heritage Labs

Heritage Labs services consist principally of performing tests of blood, urine and/or oral fluid specimens; and the assembly and sale of kits used in the collection and transportation of such specimens to its lab facility.  In 2009, approximately 57% of Heritage Labs revenue came from lab testing and 43% came from the sale of specimen kits.

Most of Heritage Labs revenue originates from paramedical exam companies (including Portamedic), and therefore Heritage Labs is affected by the same negative market trends affecting Portamedic, namely the decline in the number of life insurance applications.  In response, Heritage Labs has taken the following steps to expand its market share and increase revenues:

•
On December 30, 2009, we hired a new Chief Operating Officer to oversee the operations of our Heritage Labs and Health & Wellness service lines.  This individual has over 15 years of financial and operations experience in manufacturing and distribution businesses. We believe this is an opportunity for Heritage Labs and Health & Wellness to streamline and improve distribution processes and operations, while reducing operating costs.

•
In January 2009, Heritage Labs moved its lab facilities to a new, larger location which is expected to increase productivity and enable new service/product offerings, including offerings focusing outside the paramedical exam marketplace.

•
In 2008, Heritage Labs hired a new medical director to help improve the value added services provided to customers and to aid in gaining new business.  The main focus of the medical director has been to use sophisticated data modeling to gain a better understanding of the true mortality consequences of the laboratory tests that we provide to the insurance industry.  Our objective has been to assist our clients in their ability to develop new insurance products and establish more accurate premium rating or pricing techniques using the lab mortality data that we have developed.  We have also begun to develop risk scores to help our insurance clients better understand the mortality implications between and among interactions of multiple tests related to specific disease states. We believe that the mortality data we are providing is unique and more complex than the data being provided by our competitors.  We believe we will be able to leverage the value of the data we supply to gain new business in 2010.

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

While we intend for these measures to increase our market share and revenues, there can be no assurance we will achieve those results. Heritage Labs revenues for the year ended December 31, 2009 of $15.0 million decreased 5.0% in comparison to the prior year period.  We believe that, through increased test kit sales and Portamedic revenue improvements, we may achieve future growth at Heritage Labs.  In fact, fourth quarter 2009 revenue for Heritage Labs achieved a 3% increase over the comparable prior year period.

Health & Wellness

Our Health and Wellness service line, established in 2007, recorded revenues of approximately $11.0 million for the year ended December 31, 2009, an increase of $3.4 million, or approximately 44.5%, from the prior year.  In 2009, we completed approximately 222,000 health screenings compared to 160,000 screenings in 2008.  We provided our services to 49 health management companies in 2009, up from 28 companies in 2008.  We have conducted screening events in every state in the U.S. as well as the District of Columbia and Puerto Rico.  To date, we have certified approximately 2,700 of the examiners in our network to be “wellness certified” examiners representing an increase of 33% from 2008.

Health and Wellness services include event scheduling, provision and fulfillment of all supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges, lab coats, bandages, etc.) at screening events, event management, biometric screenings (height, weight, body mass index, hip, waist, neck, pulse, blood pressure), blood draws via venipuncture or finger stick, lab testing, participant and aggregate reporting, data processing and data transmission.  Heritage Labs does all of the testing on the samples we collect at health and wellness screenings.  Our key market advantages are our ability to screen both individuals and groups in every jurisdiction in the U.S. using a variety of screening methods.

In 2009, we expanded the services we offer at our biometric screening events to include influenza immunization and health counseling.  We provided influenza immunizations at select biometric screening events held in late 2009 and early 2010. Our health counseling services are offered in conjunction with biometric screening events and are intended to assist our customers in engaging participants in the on-going health management programs they offer.

We believe that we are well-positioned to capture a significant share of the health and care management market.  However, the success of Health and Wellness will depend in part upon the proven success of health and care management and health and wellness initiatives.  If the return on investment in these initiatives is not sufficiently high, our Health and Wellness business may not reach its full potential.  Notwithstanding, we believe we are well positioned to capitalize on this opportunity given our Company’s unique set of assets, including our own laboratory (Heritage Labs), systems and personnel and access to our network of paramedical examiners.

Hooper Holmes Services

In July 2009, we combined our product and service offerings formerly delivered by our Underwriting Solutions and Infolink businesses into a new service line, Hooper Holmes Services.  We combined these services in order to eliminate duplicate operations, to reduce our expenses to a level commensurate with current revenues, and better position the businesses to expand services to new and existing customers.

For the year ended December 31, 2009, Hooper Holmes Services revenues decreased 33.4% in comparison to the prior year.  A significant contributing factor to this decrease was reduced underwriting service revenues from several of our largest insurance company customers.  These customers experienced a substantial slowdown in their business (reduced insurance applications) which resulted in a significant amount of underwriting services previously outsourced to us being greatly reduced or taken back in-house by customers.

Also significantly contributing to the decrease in Hooper Holmes Services revenue is a decline in our 2009 attending physician statement (APS) retrieval revenue as compared to 2008  This decline is attributable to the overall decrease in life insurance application activity.

Throughout 2009, we implemented cost reduction actions to bring expenses in-line with our reduced revenues.  These actions included a significant reduction of staff, along with several office closures.

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

In 2009, we primarily focused on tracking our actual results relative to our forecasts and budgets, and measuring the degree of success of our efforts to align our costs with lower revenue levels.  We monitored the following metrics in 2009:

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations in 2009, 2008 and 2007

The table below sets forth our revenue by service line, for the periods indicated.  Revenue for Infolink and Underwriting Solutions have been combined for the years ended December 31, 2008 and 2007, and presented under the heading “Hooper Holmes Services” to conform to the 2009 presentation.

(in thousands)	For the Years Ended December 31,
	2009	% Change	2008	% Change	2007

Portamedic	$134,373	-4.5%	$140,720	-4.9%	$148,035
Heritage Labs	14,955	-5.0%	15,738	-9.8%	17,445
Health & Wellness	10,961	44.5%	7,587	51.5%	5,007
Hooper Holmes Services	24,698	-33.4%	37,075	-10.7%	41,526
Subtotal	184,987	-	201,120	-	212,013
Intercompany eliminations (a)	(2,586)	-	(2,887)	-	(3,381)
Total	$182,401	-8.0%	$198,233	-5.0%	$208,632

(a) represents intercompany sales from Heritage Labs to Portamedic

Revenues

Consolidated revenues for the year ended December 31, 2009 were $182.4 million, a decline of $15.8 million or 8.0% from the prior year. Revenues for the year ended December 31, 2008 were $198.2 million, a decline of $10.4 million or 5.0% below 2007 results. As explained in greater detail below, similar market forces influenced the revenues and operating results of our services throughout the three year period ended December 31, 2009.

Portamedic

The decline in Portamedic revenues for the years ended December 31, 2009, 2008 and 2007 reflects the net impact of:

•	fewer paramedical examinations per day performed (1,520,000 in 2009, or 6,008 per day, vs. 1,664,000 in 2008, or 6,550 per day, vs. 1,842,000 in 2007, or 7,280 per day);

•	higher average revenue per paramedical examination ($89.44 in 2009 vs. $86.98 in 2008 vs. $83.27 in 2007).

We attribute the reduction in the number of paramedical examinations and related services performed in 2009 and 2008 to the continued decline in life insurance application activity in the United States (as reported by the MIB Life Index), along with the weak U.S. economy and its negative impact on the market for life insurance products.  In addition, our revenue declined due to the consolidation/closing of certain Portamedic offices in 2007 and early 2008.   A significant amount of Portamedic volume is derived from local agents and brokers, which has been negatively impacted by the elimination of certain offices.

        Heritage Labs

Heritage Labs revenues in 2009 were $15.0 million, a decrease of $0.8 million, or 5.0%, compared to 2008.  Heritage Labs tested fewer specimens in 2009 compared to the prior year (561,000 in 2009 vs. 612,000 in 2008). Heritage Labs average revenue per specimen tested decreased in 2009 ($15.10 in 2009 vs. $16.45 in 2008).  Revenues from lab kit assembly (approximately 43% of total Heritage revenue in 2009) increased by 14% in comparison to 2008.

The decline in Heritage Labs revenue for the year ended December 31, 2009 as compared to the prior year was primarily due to reduced demand for lab testing services resulting from fewer insurance applications processed by Heritage Labs customers and the loss of a significant customer in April 2008 who transferred its lab testing services to a different company’s lab. This customer generated approximately $1.9 million in revenues for Heritage Labs in 2008.   Decreased revenues due to the loss of this customer have been partially offset by revenue earned from new customers in the lab testing and kit manufacturing businesses.  The decreased average revenue per specimen experienced in the year ended December 31, 2009 is primarily due to a reduction in the amount we charged our customers resulting from a reduction in overnight delivery costs incurred by us and passed on to our customers.  To a lesser extent, product mix also contributed to the decrease in average revenue per specimen for the year ended December 31, 2009 as compared to the corresponding prior year.

The reduced demand for Heritage Labs services from insurance companies is partially attributable to the reduction in the number of paramedical examinations completed by Portamedic.  Approximately 75-80% of total specimens tested by Heritage Labs originate from a Portamedic paramedical exam or a Health and Wellness screening.

      Heritage Labs revenues in 2008 were $15.7 million, a decrease of $1.7 million, or 9.8%, compared to 2007.  Heritage Labs tested fewer specimens in 2008 compared to the prior year (612,000 in 2008 vs. 751,000 in 2007). Heritage Labs average revenue per specimen tested increased in 2008 ($16.45 in 2008 vs. $16.27 in 2007). The reduced demand for Heritage Labs services from insurance companies is partially attributable to a reduction in the number of paramedical examinations completed by our Portamedic business.  In addition, revenues were reduced in 2008 by approximately $2.7 million in comparison to the prior year due to the loss of a significant customer in April 2008.  The increased average revenue per specimen experienced in 2008 is primarily due to a change of business mix, with a greater emphasis on more complex testing.

Health and Wellness

Health and Wellness revenues in 2009 were $11.0 million, an increase of $3.4 million, or 44.5%, compared to 2008.  Health and Wellness, established in 2007, completed approximately 222,000 health screenings in 2009, compared to approximately 160,000 screenings completed in 2008.  We provided our services to 49 health management companies in 2009, up from 28 companies in 2008.  We have conducted screening events in every state in the U.S. as well as The District of Columbia and Puerto Rico.  To date, we have certified approximately 2,700 of the examiners in our network to be “wellness certified” examiners.  Our revenue increase in 2009 compared to 2008 is primarily due to our sales and marketing efforts in 2009, as we continue to grow and develop this new business.

Health and Wellness revenues in 2008 were $7.6 million, an increase of $2.6 million, or 51.5%, compared to 2007.  Health and Wellness completed approximately 160,000 health screenings in 2008, compared to approximately 100,000 screenings completed in 2007.  We provided our services to 28 health management companies in 2008, up from 15 companies in 2007.  The increase in 2008 compared to 2007 was primarily due to the addition of new customers.

Hooper Holmes Services

Hooper Holmes Services revenue decreased 33.4% to $24.7 million for 2009 versus the prior year.

Our Health Information Services, which includes attending physician statement (“APS”) retrieval and physicians information line (“PIL”), is the largest revenue component within Hooper Holmes Services.  Revenues from Health Information Services decreased 6.1% to $14.4 million for the year 2009 versus the prior year. The decrease in revenues is primarily due to a reduction in the number of APS units of approximately 27% as compared to 2008, attributable to the overall decline in life insurance activity, and a decrease of approximately 10% as compared to 2008, in the average price per unit of an APS.  The decrease in the average price per unit is attributable to a reduction in fees charged to customers for medical records retrieval.

Consumer Services includes our tele-underwriting/interviewing services. Revenue from Consumer Services for the year 2009 decreased 8.5% as compared to the prior year.  The decrease in revenue is primarily due to a decline of 14.2% in the number of tele-underwriting/interviewing units completed, partially offset by an increase of 6.9% in the average price per unit as compared to the prior year.

Health Risk Analytics includes our risk management and underwriting services. Revenues declined 60% in 2009 to $3.8 million compared to the prior year.  The decrease is primarily due to the overall decline in life insurance application activity, which resulted in a significant amount of underwriting services previously outsourced to us being greatly reduced or taken back in-house by customers.

Hooper Holmes Services revenues decreased 10.7% to $37.1 million for 2008 versus 2007.

Revenues from Health Information Services decreased 14.6% to $20.5 million for the year 2008 versus 2007. The decrease in revenues is primarily due to a reduction in the number of APS units of approximately 18.2% attributable to the overall decline in life insurance activity, offset slightly by an increase of approximately 0.8% in the average price per unit of an APS.

Revenue from Consumer Services for the year 2008 increased 1.4% as compared to 2007.  This increase is due to an increase of 5.4% in the average price per unit, partially offset by a decline of 3.3% in Consumer Services units completed as compared to the prior year.

Revenues from Health Risk Analytics declined 9.5% in 2008 to $9.5 million compared to 2007.  The decrease is primarily due to reduced revenue from one major client of approximately $2.7 million.  In 2006, this client decided that in order to mitigate its risk in utilizing us as its sole outsourced underwriter, the client expanded its underwriter supplier network.  This loss of revenue was partially offset by increased revenues from new and existing customers.

Cost of Operations

Our total cost of operations amounted to $133.3 million in 2009 compared to $148.3 million in 2008 and $160.4 million in 2007.  The following table shows the cost of operations as a percentage of revenues broken down by certain lines of business.

	For the Years Ended December 31,
		As a % of		As a % of		As a % of
(in thousands)	2009	Revenues	2008	Revenues	2007	Revenues
Portamedic/H&W	$105,486	72.6%	$113,033	76.2%	$120,417	78.7%
Heritage Labs	9,529	63.7%	10,091	64.1%	10,207	58.5%
Hooper Holmes Services	20,895	84.6%	28,114	75.8%	33,235	80.0%
Subtotal	135,910	-	151,238	-	163,859	-
Intercompany eliminations (a)	(2,580)	-	(2,953)	-	(3,449)	-
Total	$133,330	73.1%	$148,285	74.8%	$160,410	76.9%

(a) represents intercompany cost of operations pertaining to sales from Heritage Labs to Portamedic

The decrease in the consolidated cost of operations for the year ended December 31, 2009 compared to 2008 was primarily attributable to lower cost of operations in our Portamedic and Heritage Labs businesses attributable to reduced revenue levels and cost reduction initiatives implemented as revenues declined.  This decrease was offset by increased cost of sales as a percentage of revenues for Hooper Holmes Services.  In July 2009, we combined the Underwriting Solutions and Infolink service lines into a new service line, Hooper Holmes Services.  This combination resulted in a lower overall cost structure, which was not fully implemented until the fourth quarter of 2009.

The decrease in consolidated cost of operations for the year ended December 31, 2008 compared to 2007 was primarily attributable to reduced revenues in all service lines except Health and Wellness, reduced branch operating expenses resulting from branch staff reductions and the consolidation of Portamedic branch offices in 2008, and staff reductions in our Hooper Holmes Services service line.

Selling, General and Administrative Expenses

(in thousands)	For the years ended December 31,			Decrease
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Total	$48,900	$49,774	$53,944	$(874)	$(4,170)

For the past three years, we have continually focused on reducing SG&A expenses in response to our declining revenues.  As reflected in the table above, consolidated selling, general and administrative (“SG&A”) expenses in 2009 were $0.9 million less than 2008, and in 2008 were $4.2 million less than 2007.

The reduction in 2009 SG&A expenses compared to 2008 is primarily due to:

•	reduced employee benefit costs such as health insurance, 401(k) employer match and workers compensation plan costs totaling $1.0 million;

•	reduced legal and general insurance costs totaling $0.7 million;

•	reduced amortization expense resulting from certain intangible assets now fully amortized totaling $0.6 million;

•	reduced incentive compensation expense totaling $0.3 million;

•	reduced Portamedic regional and administrative salaries and related expense totaling $1.0 million; and

•	reduced audit, stock compensation, Board of Director fees and general business taxes totaling $0.6 million.

The decreases listed above were partially offset by the following:

•	increased depreciation expense (non-cash) resulting from a reduction in the estimated useful life of our current IT systems scheduled to be replaced in mid 2010, totaling $2.7 million; and

•	increased consulting costs associated with retaining the services of a strategic advisor in 2009 totaling $0.5 million.

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

Impairment of Long-Lived Assets and Goodwill

Intangible Assets

In accordance with current accounting standards, long-lived assets, including amortizable intangible assets, are to be tested for impairment when impairment indicators are present.

As a result of the decline in revenues during 2009 and 2008, principally due to the downturn in the economy and its negative impact on the life insurance industry in which we serve, we performed an impairment analysis of our intangible assets.  Based on our analysis, we concluded that the undiscounted cash flows expected to be generated by our intangible assets (primarily customer relationships), exceeded their carrying values.  As a result, no impairment was recorded on our intangible assets during 2009 and 2008.

In the third quarter of 2007, the following events and circumstances triggered an impairment evaluation of our intangible assets and goodwill:

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

  The evaluation resulted in an impairment of our intangible assets.  Accordingly, in the third quarter of 2007 we recorded an impairment charge totaling $0.6 million in the CED.  The impairment charge consisted of an impairment of tradenames and customer relationships.  Consistent with our accounting treatment of the CED as a discontinued operation, this charge is recorded in income (loss) from discontinued operations in the consolidated statement of operations for the year ended December 31, 2007.

Goodwill

We considered all of the impairment indicators previously discussed, as well as the impairment recorded on our intangible assets and concluded that we needed to test the CED reporting unit goodwill during the third quarter of 2007.  The analysis indicated a goodwill impairment for the CED reporting unit.  Accordingly, we recorded a $5.7 million goodwill impairment charge during the third quarter of 2007, which is recorded in income (loss) from discontinued operations in the accompanying statement of operations.

Restructuring and Other Charges

For the year ended December 31, 2009, we recorded restructuring and other charges of approximately $1.2 million.  The charges are attributable to:

•	restructuring charges for employee severance and office closures totaling $0.8 million; and
•	legal and other costs related to the 2009 Board of Director election proxy contest totaling $0.4 million.

For the year ended December 31, 2008, we recorded restructuring and other charges of approximately $1.6 million.  The charges are attributable to:

•	charges related to the early termination of an agreement with the outside consultant utilized in our 2006 strategic review totaling $0.9 million;
•	severance charges related to the resignation of the former CEO of $0.4 million; and
•	restructuring charges for employee severance and office closures totaling $0.3 million.

For the year ended December 31, 2007, we recorded restructuring and other charges of approximately $4.7 million.  The charges are attributable to:
•	restructuring charges for employee severance and branch office closures totaling $2.9 million;
•	the cancellation of a software development project approximating $0.8 million; and
•	legal settlements with an insurance company client and a software supplier totaling $1.0 million.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the year ended December 31, 2009 totaled $1.0 million, compared to $1.4 million in the prior year.  These improved results are primarily due to a decrease of $0.4 million in restructuring and other charges ($1.2 million in 2009 vs. $1.6 million in 2008) and a decrease in SG&A of $0.9 million ($48.9 million in 2009 vs. $49.8 million in 2008).

Our consolidated operating loss from continuing operations for the year ended December 31, 2008 totaled $1.4 million, compared to $10.4 million in the prior year.  The decrease results from lower restructuring and other charges of $3.1 million ($1.6 million vs. $4.7 million), improved gross profit of $1.7 million and a $4.2 million reduction in SG&A.

Income Taxes

      We have significant deferred tax assets attributable to tax deductible intangibles, capital loss carryforwards, and federal and state net operating loss carryforwards, which may reduce taxable income in future periods.  Based on the continued decline in revenues, the cumulative tax and operating losses, the lack of taxes in the carryback period, and the uncertainty surrounding the extent or timing of future taxable income, we do not believe we will realize the tax benefits of these deferred tax assets.  Accordingly, we continue to record a full valuation allowance on our net deferred tax assets of $50.9 million and $53.2 million as of December 31, 2009 and 2008, respectively.  The net decrease in the valuation allowance of approximately $2.3 million was primarily attributable to the expiration of a capital loss, the utilization of prior year net operating losses, offset by the current year net operating loss.

Prior to the passage of the “Worker, Homeownership and Business Assistance Act of 2009” (the 2009 Act), signed into law in the fourth quarter of 2009, corporations were allowed to carryback net operating losses two years and forward 20 years to offset taxable income.  Under this new legislation, corporations can elect to carryback net operating losses incurred in either 2008 or 2009 to a profitable fifth year preceding the loss year.  The net operating loss carried back is limited to 50% of the available taxable income for that year.  We were able to carryback approximately $4.3 million of federal net operating losses incurred in 2008 to tax year 2003 and in the fourth quarter of 2009, we filed an amended tax return to recover approximately $1.5 million of federal income tax previously paid.  In February 2010, we received $1.5 million of cash related to the carryback claim, which included $0.02 million of interest.

The federal tax benefit recorded in the year ended December 31, 2009 reflects the utilization of fully reserved net operating losses that were carried back to 2003 under the 2009 Act referred to above, offset by certain state tax liabilities.  The income tax expense recorded in the year ended December 31, 2008 reflects certain state tax liabilities.  The tax benefit recorded in the year ended December 31, 2007 reflects a state tax benefit.

As of January 1, 2009 and 2008, no amounts were recorded for unrecognized tax benefits or for the payment of interest or penalties.  Furthermore, no such amounts were accrued during the years ended December 31, 2009 and 2008.

In July 2008, we received notification from the Internal Revenue Service (the “IRS”) that it had completed its audits of our tax returns for the years 2001 through 2006 with no adjustments.  State income tax returns for the year 2003 and forward are subject to examination.

As of December 31, 2009, we had U.S. federal and state net operating loss carryforwards of approximately $80.2 million and $99.9 million, respectively.   The net operating loss carryforwards, if unutilized, will expire in the years 2011 through 2029.

The effective tax rate for the years ended December 31, 2009, 2008 and 2007 was (103%), 1% and (1%), respectively.

Discontinued Operations

On June 30, 2008, we sold substantially all of the assets and liabilities of our CED operating segment for $5.6 million and received cash payments totaling $5.1 million and a $0.5 million note receivable due in six equal monthly installments beginning July 31, 2008.  The note receivable was fully collected by March 2009.  In connection with the sale of the CED, we were released as the primary obligor for certain lease obligations acquired but remain secondarily liable in the event the buyer defaults.  The guarantee is provided for the term of the lease, which expires in July 2015.  During the year ended December 31, 2008, we recorded a reserve of $0.3 million representing the fair value of the guarantee obligation.  As of December 31, 2009, the maximum potential amount of future payments under the guarantee is $0.6 million.  We recognized a net gain on the sale of the CED of approximately $0.9 million for the year ended December 31, 2008, inclusive of the above mentioned reserve of $0.3 million, which was reported in discontinued operations.

On October 9, 2007, we completed the sale of MDG, for $15.3 million and received a cash payment of $12.8 million, net of closing adjustments of $1.2 million.  In addition, we incurred $1.0 million of expenses related to the sale.  Additional payments to be received included $0.5 million within nine months of the closing and $0.7 million within 24 months of the closing.  We recognized a net gain on the sale of approximately $9.2 million, inclusive of $1.4 million of MDG foreign currency translation gains, which was reported in discontinued operations in our consolidated statement of operations for the year ended December 31, 2007.

In connection with the sale of MDG, we agreed to indemnify the purchaser for certain pre-closing tax liabilities.  In 2008, information became available to us relating to certain pre-closing tax obligations of MDG.  Based on this information, we recorded a reserve of $1.4 million in loss on sale of subsidiaries.  In the first quarter of 2009, we recorded an additional liability of $0.04 million resulting in a total liability for these pre-closing tax matters of $1.5 million as of March 31, 2009.

On May 7, 2009, we reached a settlement agreement with Medicals Direct Holding Limited (“MD”) (successor-in-interest to the purchaser of MDG) whereby we agreed with MD to fully release and discharge each other from any and all claims known or unknown under the MDG Stock Purchase Agreement and the Tax Deed executed on October 9, 2007. On May 8, 2009 we paid MD the sum of $0.3 million, and further released MD from the additional purchase price payments due us, totaling $1.2 million.  The $0.3 million payment is presented within cash used by operating activities of discontinued operations in our consolidated statement of cash flows for the year ended December 31, 2009.

Net Loss

Earnings for the year ended December 31, 2009 were essentially break even, compared to a net loss of $1.9 million, or ($0.03) per share, in the prior year.  In 2007, we reported a net loss of $7.3 million, or ($0.11) per share.

Liquidity and Financial Resources

As of and for the years ended December 31, 2009 and 2008, our primary sources of liquidity are our holdings of cash and cash equivalents and our revolving line of credit. At December 31, 2009 and 2008, our working capital was $30.1 million and $24.1 million, respectively.  Our current ratio as of December 31, 2009 was 3.2 to 1 compared to 2.3 to 1 at December 31, 2008.  Significant sources and uses affecting our cash flows for the year ended December 31, 2009 include:

•	a decrease in accounts receivable of $4.9 million; and

•	a receipt of a $0.6 million lease incentive payment.

These sources of cash were partially offset by the following:

•	restructuring payments related to employee severance and branch office closure costs totaling $0.9 million;

•	consulting payments related to the services of a strategic advisor totaling $0.5 million; and

•	capital expenditures of $3.1 million.

For the year ended December 31, 2009 we generated income from continuing operations of $0.04 million, and a loss from continuing operations of $1.6 million and $10.5 million for the years ended December 31, 2008 and 2007, respectively.  Theses results include operating losses, and restructuring and other charges.  We have managed our liquidity during this period through a series of cost reduction initiatives, sales of assets and borrowings under our revolving credit facility.

At December 31, 2009, we had approximately $16.5 million in cash and cash equivalents and no outstanding debt.  Our net cash provided by (used in) operating activities of continuing operations for the years ended December 31, 2009, 2008 and 2007 were $8.7 million, $0.1 million and ($6.0) million, respectively.

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

Loan and Security Agreement

The Loan and Security Agreement provides us with a revolving line of credit, the proceeds of which are to be used for general working capital purposes.  Under the terms of the Loan and Security Agreement, TD Bank has agreed to make revolving credit loans to us in an aggregate principal amount at any one time outstanding which, when combined with the aggregate undrawn amount of all unexpired letters of credit, does not exceed 85% of “Eligible Receivables” (as that term is defined in the Loan and Security Agreement), provided that in no event can the aggregate amount of the revolving credit loans and letters of credit outstanding at any time exceed $15 million.  The maximum aggregate face amount of letters of credit that may be outstanding at any time may not exceed $1.5 million pursuant to the terms of the Loan and Security Agreement.

Borrowings of revolving credit loans shall take the form of LIBOR rate advances with the applicable interest rate being the greater of 1% per annum or the LIBOR rate, plus 3.5%.

In connection with the Loan and Security Agreement, we paid closing fees of $0.2 million to the lender.  We are also obligated to pay, on a monthly basis in arrears, an unused line fee (usage fee) equal to 1% per annum on the difference between $15 million and the average outstanding principal balance of cash advances under the revolving credit line plus the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.  In addition, we are required to pay an annual loan fee of $0.1 million.  During 2009, we incurred unused fees of $0.1 million.

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

The Loan and Security Agreement contains covenants that, among other things, restrict our ability, and that of our subsidiaries, to:

•	pay any dividends or distributions on, or purchase, redeem or retire any shares of any class of our capital stock or other equity interests;

•	incur additional indebtedness;

•	sell or otherwise dispose of any of our assets, other than in the ordinary course of business;

•	create liens on our assets;

•	enter into any sale and leaseback transactions; and

•	enter into transactions with any of our affiliates on other than an arm’s-length or no less favorable basis.

The Loan and Security Agreement contains a financial covenant, which requires us to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of January 31, 2010, and as of the end of each of our fiscal quarters thereafter.  The fixed charge coverage ratio allows for the exclusion of capital expenditures in excess of one dollar from the denominator of the calculation provided we maintain pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  As of December 31, 2009 and January 31, 2010, our average cash balance at TD Bank for the 90 days then ended, exceeded the pre-defined cash balance requirements, thereby allowing all capital expenditures in excess of one dollar to be excluded from the denominator of the fixed charge coverage ratio calculation.  As of December 31, 2009, our fixed charge coverage ratio measured on a trailing 12-month period and excluding capital expenditures in excess of one dollar was 10.3 to 1.  If December 31, 2009 were the measurement date, we would satisfy the financial covenant.  As of January 31, 2010, our fixed charge coverage ratio measured on a trailing 12-month period and excluding capital expenditures in excess of one dollar was 10.8 to 1.0 and, as such, we satisfied the financial covenant.  However, there is no assurance that we will satisfy this financial covenant as of the end of each fiscal quarter thereafter.

On April 22, 2009, we obtained from TD Bank and issued a letter of credit under the Loan and Security Agreement in the amount of $0.5 million to the landlord of our Heritage Labs facility as security for performance of our obligations under the lease.  The letter of credit will automatically extend for additional periods of one year, unless notice is given to terminate the letter of credit 60 days prior to its expiration date.  In no event shall the letter of credit be renewed beyond December 31, 2011.  Also, in December 2009, we opened a $0.1 million TD VISA credit card account to be used by Hooper Holmes Services medical records retrieval service line. The letter of credit and the credit card reduced our borrowing capacity under our revolving line of credit.  As of December 31, 2009, our borrowing capacity under the revolving line of credit totaled $14.4 million.

The failure of us or any subsidiary guarantor to comply with any of the covenants or the breach of any of our representations and warranties contained in the Loan and Security Agreement constitutes an event of default under that agreement.  In addition, the Loan and Security Agreement provides that “Events of Default” include the occurrence or failure of any event or condition that, in TD Bank’s sole judgment, could have a material adverse effect (i) on our business, operations, assets, management, liabilities or condition of, (ii) on the value of or the perfection or priority of TD Bank’s lien upon the Collateral, or (iii) on the ability of us and our subsidiary guarantors to perform under the Loan and Security Agreement.

The revolving credit loans are payable in full, together with all accrued and unpaid interest, on the earlier of March 8, 2012 or the date of termination of the loan commitments, termination being one of the actions TD Bank may take upon the occurrence of an event of default.  We may prepay any revolving credit loan, in whole or in part without penalty.  We may also terminate the Loan and Security Agreement, provided that on the date of such termination all of our obligations thereunder are paid in full.  We will be required to pay an early termination fee equal to $0.3 million if the termination occurs prior to the first anniversary of the date of the parties’ execution of the Loan and Security Agreement, $0.2 million if termination occurs after the first anniversary but prior to the second anniversary, and $0.1 million if termination occurs after the second anniversary, but prior to the Loan and Security Agreement expiration date.

For the year ended December 31, 2009, our consolidated revenues totaled $182.4 million, representing a decline of approximately 8% from the prior year.  In response to the declining revenues, we have taken certain actions to reduce our costs including headcount reductions, wage and hiring freezes, and a reduction in capital expenditures and general operating expenses.

Based on our anticipated level of future revenues, the cost reduction initiatives implemented to date, along with our existing cash and cash equivalents, we believe we have sufficient funds to meet our cash needs through December 31, 2010.

The current challenging economic climate may lead to further reductions in revenues.  If revenues continue to decline, operating losses may continue, and we will be required to take additional actions to further reduce costs, capital spending and restructure operations.  This would also reduce our cash reserves and potentially require us to borrow under the Loan and Security Agreement with TD Bank.  However, there is no guarantee that our cost reduction actions will generate the cost savings necessary to offset declining revenues and operating profits.  If we are unsuccessful in implementing cost reductions initiatives and/or if revenues continue to decline, we might fail the financial covenant contained in the Loan and Security Agreement and therefore be prohibited from borrowings under the Loan and Security Agreement.  These and other factors would adversely affect our liquidity and our ability to generate profits in the future.

Cash Flows from Operating Activities

For the years ended December 31, 2009, 2008 and 2007, net cash provided by (used in) operating activities of continuing operations was $8.7 million, $0.1 million and ($6.0) million, respectively.

The net cash provided by operating activities of continuing operations for 2009 of $8.7 million includes income of $0.04 million from continuing operations, non-cash charges of $7.2 million of depreciation and amortization, and $0.7 million of share-based compensation expense. Changes in working capital items included:

•
a decrease in accounts receivable of $4.9 million, primarily due to increased Portamedic cash collections.  Our consolidated days sales outstanding (DSO), measured on a rolling 90-day basis was 41 days at December 31, 2009, compared to 48 days at December 31, 2008.  Historically, our accounts receivable balances and our DSO are at their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out.  As a result, our DSO historically declines at year-end compared to other months during the year. In addition, our average DSO for 2009 was 47.6 days compared to 53.7 days in 2008.  We believe our increased collection efforts in 2009, along with our continued focus on electronic customer billing, are the primary drivers of our improvement in our 2009 DSO relative to our historic experience. As a result of these improvements, our allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $1.8 million since December 31, 2008, of which $0.5 million was reversed to revenue during the year ended December 31, 2009.

•	an increase in other assets and income tax receivable of $2.8 million; and

•	a decrease in accounts payable, accrued expenses and other long-term liabilities of $1.6 million.

The net cash provided by operating activities of continuing operations for 2008 of $0.1 million reflects a loss of $1.6 million from continuing operations, and includes non-cash charges of $4.7 million of depreciation and amortization, $0.7 million of share-based compensation expense and a $0.4 million write-off of software. Changes in working capital items included:

•
a decrease in accounts receivable of $1.0 million, primarily due to increased Portamedic cash collections from increased collection efforts primarily in the fourth quarter of 2008.  Our consolidated DSO, measured on a rolling 90-day basis was 48 days at December 31, 2008, compared to 46 days at December 31, 2007 (increase in DSO is due to lower revenue in the fourth quarter of 2008 compared to the same period of the prior year);

•	the receipt of $0.5 million in federal and state income tax refunds in 2008; and

•
a decrease in accounts payable, accrued expenses and other long-term liabilities of $5.9 million primarily related to payments to an outside consultant related to our 2006 strategic review of $2.3 million, an unclaimed property payment of $1.4 million and restructuring payments for severance and branch office closure costs of $1.7 million.

The net cash used in operating activities of continuing operations for 2007 of $6.0 million reflects a loss of $10.5 million from continuing operations, and includes non-cash charges of $4.2 million of depreciation and amortization, $1.2 million of share-based compensation expense and a $0.8 million write-off of software. Changes in working capital items included:

•
a decrease in accounts receivable of $0.3 million, primarily due to increased Portamedic cash collections resulting from increased collection efforts primarily in the fourth quarter of 2008.  Our DSO, measured on a rolling 90-day basis was 46 days at December 31, 2007, compared to 45 days at December 31, 2006 (increase in DSO was due to lower revenue in the fourth quarter of 2007 compared to the same period of the prior year);

.
•	the receipt of $2.5 million in federal and state income tax refunds in 2007; and

•	a decrease in accounts payable, accrued expenses and other long-term liabilities of $5.1 million.

Cash Flows used in Investing Activities

For the year ended December 31, 2009, we used $3.1 million in net cash for investing activities of continuing operations for capital expenditures primarily relating to leasehold improvements associated with the relocation of Heritage Labs in the first quarter of 2009 and the purchase of IT hardware and software.

For the year ended December 31, 2008, we used $5.6 million in net cash for investing activities of continuing operations for capital expenditures, primarily relating to upgrading our branch operating system software, the development of a new Health & Wellness billing system, and the purchase of IT hardware.  Net cash provided by investing activities of discontinued operations during 2008 was $5.5 million, due primarily to the net cash received from the sale of CED in June 2008.

For the year ended December 31, 2007, we used $4.2 million in net cash for investing activities of continuing operations for capital expenditures.  Net cash provided by investing activities of discontinued operations during 2007 was $11.8 million, due to the net cash received from the sale of MDG in October 2007.

Cash Flows used in Financing Activities

For the year ended December 31, 2009, net cash used in financing activities of continuing operations of $0.4 million represents debt issuance costs associated with entering into our new Loan and Security Agreement with TD Bank and the payment of capital lease obligations.

For the year ended December 31, 2008, net cash used in financing activities of continuing operations of $0.1 million represents the payment of capital lease obligations.

For the year ended December 31, 2007, cash provided by financing activities of continuing operations was $1.5 million consisting of proceeds received from the exercise of stock options and purchases under the employee stock purchase plan.  Partially offsetting these sources of cash provided by financing activities was the payment of capital lease obligations of $0.1 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchases

We did not purchase any shares of our common stock during 2009, 2008 or 2007.  We were precluded from purchasing any shares of our common stock under the terms of the 2006 Revolving Credit Facility and continue to be precluded under our Loan and Security Agreement with TD Bank.

Dividends

No dividends were paid in 2009, 2008 or 2007.  We were precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of the 2006 Revolving Credit Facility and continue to be precluded under our Loan and Security Agreement with TD Bank.

Contractual Obligations

The following table sets forth our schedule of contractual obligations at December 31, 2009, including future minimum lease payments under non-cancelable operating and capital leases, employment contract payments and our software license fees.

(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$20,614	$4,850	$6,913	$3,880	$4,971
Capital Lease Obligations	311	146	153	12	-
Employment Contracts	1,407	903	504	-	-
Software License Fees	400	400	-	-	-
Total	$22,732	$6,299	$7,570	$3,892	$4,971

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

Revenue Recognition

Revenue is recognized for paramedical and medical examinations when the examination of the insurance policy applicant is completed. Revenues generated from medical record collection, laboratory testing, fingerstick test kits, and other services are recognized when the related service is completed.  In all cases, there must be evidence of an agreement with the customer, the sales price must be fixed or determinable, delivery of services must occur and the ability to collect must be reasonably assured.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for (i) estimated losses resulting from the inability of our customers to make required payments, and (ii) amounts that customers may deduct from their remittances to us for billed items not in compliance with customer specifications.  Management regularly assesses the financial condition of our customers, the markets in which these customers participate as well as historical trends relating to customer deductions and adjusts the allowance for doubtful accounts based on this review.  If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, our ability to collect on accounts receivable could be negatively impacted, in which case additional allowances may be required.

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

The process to identify if there is impairment includes the following steps:

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

As discussed in the Results of Operations, due to the decline in revenues during 2009 and 2008, principally due to the downturn in the economy and its negative impact on the life insurance industry in which we serve, we performed an impairment analysis of our intangible assets.  Based on the analysis, we concluded that the undiscounted cash flows expected to be generated by our intangible assets (primarily customer relationships), exceeded their carrying values.  As a result, no impairment was recorded on our intangible assets during 2009 and 2008.

In 2007, there were several events and circumstances that constituted impairment indicators.  Accordingly, we initiated an impairment analysis of our long-lived assets in the third quarter of 2007 and determined that the carrying values of certain long-lived assets exceeded their projected undiscounted net cash flows.  The fair values were determined based on discounted cash flows under the relief from royalty method and indicated that an impairment of certain of our intangible assets existed.  Accordingly, during the third quarter of 2007 we recorded an impairment charge totaling $0.6 million.  The impairment charge consisted of an impairment of the CED intangible assets (e.g., customer relationships and trade names) and, consistent with our accounting treatment of the CED as a discontinued operation, this charge is recorded in Income (loss) from discontinued operations in our consolidated statement of operations for the year ended December 31, 2007.

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

We assess the realization of our deferred tax assets to determine whether an income tax valuation allowance is required.  Based on the continued decline in revenues, the cumulative tax and operating losses, the lack of taxes in the carryback period, and the uncertainty surrounding the extent or timing of future taxable income, we do not believe that we will realize the tax benefits of our deferred tax assets.  Accordingly, we continue to record a full valuation allowance on our net deferred tax assets. During the year ended December 31, 2009, we recorded a $1.5 million federal tax benefit due to the utilization of fully reserved net operating losses that were carried back to 2003 under the Homeownership and Business Assistance Act of 2009, signed into law in the fourth quarter of 2009.

Share-Based Compensation

Authoritative accounting literature addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  This literature establishes accounting principles which require companies to recognize compensation cost in an amount equal to the fair value of the share-based payments, such as stock options or non-vested stock granted to employees. Compensation cost for stock options and non-vested stock is recognized over the vesting period based on the estimated fair value on the date of the grant.  The accounting principles also require that we estimate a forfeiture rate for all share based awards.  We monitor share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model.  The estimated fair values of options are based on assumptions, including estimated lives, volatility, dividend yield, and risk-free interest rates.  These estimates also consider the probability that the options will be exercised prior to the end of their contractual lives and the probability of termination or retirement of the holder, which are based on reasonable facts but are subject to change based on a variety of external factors.

Recently Issued Accounting Standards

Fair Value Measurements - In September 2006, new authoritative accounting literature established a single definition of fair value, set out a framework for measuring fair value, and requires additional disclosures about fair-value measurement.  This accounting principle was effective January 1, 2008, except for certain provisions which became effective January 1, 2009. The impact of the adoption of this accounting principle was not material to our  consolidated financial statements.

Business Combinations - In December 2007, new authoritative accounting literature significantly changed the way companies account for business combinations and generally will require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value.  Under this accounting principle, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business.  This new accounting principle also requires, among other things, acquirers to estimate the acquisition date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings.  In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition.  This new accounting principle applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this accounting principle did not impact us during 2009 as we made no acquisitions during this period.

Noncontrolling Interest in a Subsidiary - In December 2007, new authoritative accounting literature established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This new accounting principle requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure on the face of the consolidated statement of operations the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  In addition, this accounting principle established a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  This new accounting principle is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  In January 2010, additional literature was issued to clarify certain implementation issues.  The adoption of this accounting principle and, subsequent clarification, did not impact our consolidated financial statements.

Share-Based Payment Transactions in Computing Earnings Per Share - In June 2008, new authoritative accounting literature addressed whether awards granted in share-based payment transactions are participating securities prior to vesting and therefore, need to be included in the earnings allocation in computing earnings per share using the two-class method.  Unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents are treated as a separate class of securities in calculating earnings per share.  This accounting principle was effective beginning January 1, 2009, and did not impact the Company’s consolidated financial statements.

Subsequent Events - In May 2009, and as amended in February 2010, new authoritative accounting literature established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This accounting principle was effective for us as of June 30, 2009, and did not have a material impact on our consolidated financial statements.

Accounting Standards Codification - In June 2009, new authoritative accounting literature established the Accounting Standards Codification (the “Codification”) as the exclusive source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the Financial Accounting Standards Board (“FASB”) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The Codification was effective for our 2009 third fiscal quarter, and did not have a material impact on our consolidated financial statements.

Multiple Element Arrangements – In September 2009, new authoritative accounting literature became effective requiring that revenue be allocated to each unit of accounting in many multiple deliverable arrangements based on the relative selling price of each deliverable.  The literature also changed the level of evidence of standalone selling price required to separate deliverables by allowing a “best estimate” of the standalone selling price of deliverables when more objective evidence of selling price is not available.  This accounting principle is effective for us as of June 15, 2010.  Early adoption is permitted.  We do not expect the adoption of this accounting principle to have a material impact on our consolidated financial statements.

ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 7 to the consolidated financial statements included in this annual report.  Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations.  Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings.  As of December 31, 2009, there were no borrowings outstanding.

Based on our market risk sensitive instruments outstanding at December 31, 2009, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 8	Financial Statements and Supplementary Data

Financial Highlights (Unaudited)

	Years ended December 31,
(in thousands, except share data, per share data and ratios)	2009	2008	2007
Revenues	$182,401	$198,233	$208,632
Operating loss from continuing operations	(1,013)	(1,428)	(10,390)
Net loss	(4)	(1,885)	(7,307)
Basic and diluted earnings (loss) per share:
Loss from continuing operations	$-	$(0.02)	$(0.15)
Income from discontinued operations	-	-	$0.05
Net loss per share	$-	$(0.03)	$(0.11)
Weighted average number of shares:
Basic	68,692,176	68,657,975	68,476,194
Diluted	69,392,243	68,657,975	68,476,194
Return on stockholders’ equity	-	(4.6%)	(17.4%)
Net cash provided by (used in) operating activities of continuing operations	$8,669	$113	$(5,983)
Working capital	$30,102	$24,135	$24,752
Book value per weighted average share outstanding	$0.60	$0.59	$0.61
Closing stock price per common share	$1.04	$0.25	$1.72
Current ratio	3.2:1	2.3:1	2.0:1
Quick ratio	3.0:1	2.2:1	1.9:1

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	41
Consolidated Balance Sheets – December 31, 2009 and 2008	42
Consolidated Statements of Operations – Years ended December 31, 2009, 2008 and 2007	43
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2009, 2008 and 2007	44
Consolidated Statements of Cash Flows – Years ended December 31, 2009, 2008 and 2007	45
Notes to Consolidated Financial Statements	46-65
Quarterly Financial Data (Unaudited)	66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hooper Holmes, Inc.:

We have audited the accompanying consolidated balance sheets of Hooper Holmes, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009.  In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, “Schedule II – Valuation and Qualifying Accounts.”  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hooper Holmes, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Short Hills, New Jersey

March 12, 2010

Consolidated Balance Sheets
 (In thousands, except share and per share data)

	December 31, 2009	December 31, 2008
ASSETS (Note 7)
Current Assets:
Cash and cash equivalents	$16,495	$11,547
Accounts receivable, net of allowance for doubtful accounts of $1,237 and $3,036 at December 31, 2009 and 2008, respectively	20,365	25,270
Inventories	2,750	2,865
Income tax receivable	1,479	31
Other current assets	2,816	2,421
Total current assets	43,905	42,134

Property, plant and equipment, net	11,555	15,741
Intangible assets, net	932	1,429
Other assets	310	365
Total assets	$56,702	$59,669

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,167	$6,701
Accrued expenses	8,636	11,298
Total current liabilities	13,803	17,999
Other long-term liabilities	1,473	902
Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares; Issued: 68,713,982 shares and 68,683,982 shares at December 31, 2009 and 2008, respectively. Outstanding: 68,704,587 shares and 68,674,587 shares at December 31, 2009 and 2008, respectively.	2,748	2,747
Additional paid-in capital	147,507	146,846
Accumulated deficit	(108,758)	(108,754)
	41,497	40,839
Less: Treasury stock, at cost 9,395 shares as of December 31, 2009 and 2008	(71)	(71)
Total stockholders' equity	41,426	40,768
Total liabilities and stockholders' equity	$56,702	$59,669
See accompanying notes to consolidated financial statements.

         Consolidated Statements of Operations
 (In thousands, except share and per share data)

	Years ended December 31,
	2009	2008	2007
Revenues	$182,401	$198,233	$208,632
Cost of operations	133,330	148,285	160,410
Gross profit	49,071	49,948	48,222
Selling, general and administrative expenses	48,900	49,774	53,944
Restructuring and other charges	1,184	1,602	4,668
Operating loss from continuing operations	(1,013)	(1,428)	(10,390)
Other income (expense):
Interest expense	(17)	(3)	(181)
Interest income	92	269	116
Other expense, net	(441)	(383)	(123)
	(366)	(117)	(188)
Loss from continuing operations before income taxes	(1,379)	(1,545)	(10,578)

Income tax (benefit) provision	(1,416)	14	(72)

Income (loss) from continuing operations	37	(1,559)	(10,506)

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	-	212	(5,960)
(Loss) gain on sale of subsidiaries	(41)	(538)	9,159
	(41)	(326)	3,199
Net loss	$(4)	$(1,885)	$(7,307)
Basic and diluted (loss) earnings per share:
Continuing operations
Basic	$-	$(0.02)	$(0.15)
Diluted	-	(0.02)	(0.15)
Discontinued operations
Basic	$-	$-	$0.05
Diluted	-	-	0.05
Net (loss)
Basic	$-	$(0.03)	$(0.11)
Diluted	-	(0.03)	(0.11)

Weighted average number of shares:
Basic	68,692,176	68,657,975	68,476,194
Diluted	69,392,243	68,657,975	68,476,194
See accompanying notes to consolidated financial statements.

 Consolidated Statements of Stockholders’ Equity
 (In thousands, except share data)

				Accumulated		Treasury Stock
	Common Stock		Additional	Other Com-		Number
	Number Of Shares	Amount	Paid-in Capital	prehensive Income (Loss)	Accumulated Deficit	of Shares	Amount	Total
Balance, December 31, 2006	67,933,274	$2,717	$143,332	$1,553	$(99,562)	(9,395)	$(71)	$47,969
Net loss					(7,307)			(7,307)
Foreign currency translation				(187)				(187)
Exercise of stock options	584,200	24	1,381					1,405
Issuance of stock awards	45,000	2	161					163
Issuance of shares for employee stock purchase plan	81,508	3	217					220
Sale of foreign subsidiary				(1,366)				(1,366)
Share-based compensation			1,012					1,012
Balance, December 31, 2007	68,643,982	2,746	146,103	-	(106,869)	(9,395)	(71)	41,909
Net loss					(1,885)			(1,885)
Issuance of stock awards	40,000	1	35					36
Share-based compensation			708					708
Balance, December 31, 2008	68,683,982	2,747	146,846	-	(108,754)	(9,395)	(71)	40,768
Net loss					(4)			(4)
Issuance of stock awards	30,000	1	17					18
Share-based compensation			644					644
Balance, December 31, 2009	68,713,982	$2,748	$147,507	-	$(108,758)	(9,395)	$(71)	$41,426

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
 (In thousands)
	Years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(4)	$(1,885)	$(7,307)
(Loss) income from discontinued operations, net of income taxes	(41)	(326)	3,199
Income (loss) from continuing operations	37	(1,559)	(10,506)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation	6,660	3,799	3,062
Amortization	497	932	1,163
Provision for bad debt expense	20	143	178
Share-based compensation expense	662	744	1,175
Write-off of software	-	367	776
Loss on disposal of fixed assets	180	137	343
Change in assets and liabilities, net of effect
from dispositions of businesses:
Accounts receivable	4,885	974	292
Inventories	115	(317)	10
Other assets	(1,324)	362	153
Income tax receivable	(1,448)	487	2,450
Accounts payable, accrued expenses and other long-term liabilities	(1,615)	(5,956)	(5,079)
NNet cash provided by (used in) operating activities of continuing operations	8,669	113	(5,983)
Net cash (used in) provided by operating activities of discontinued operations	(300)	396	1,005
Net cash provided by (used in) operating activities	8,369	509	(4,978)

Cash flows from investing activities:
Capital expenditures	(3,138)	(5,587)	(4,161)
NNet cash used in investing activities of continuing operations	(3,138)	(5,587)	(4,161)
NNet cash provided by investing activities of discontinued operations	83	5,483	11,766
Net cash (used in) provided by investing activities	(3,055)	(104)	7,605

Cash flows from financing activities:
Borrowings under revolving credit facility	-	-	11,000
Payments under revolving credit facility	-	-	(11,000)
Reduction in capital lease obligation	(130)	(125)	(110)
Debt financing fees	(236)	-	-
Proceeds related to the exercise of stock options	-	-	1,405
Proceeds from employee stock purchase plan	-	-	220
Net cash (used in) provided by financing activities of continuing operations	(366)	(125)	1,515
Net cash used in financing activities of discontinued operations	-	-	-
Net cash (used in) provided by financing activities	(366)	(125)	1,515

Net increase in cash and cash equivalents	4,948	280	4,142
Cash and cash equivalents at beginning of year	11,547	11,267	7,125
Cash and cash equivalents at end of year	$16,495	$11,547	$11,267

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$224	$627	$652
Note receivable on sale of subsidiary	$-	$83	$1,181
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1	$3	$162
Income taxes	$101	$16	$184
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

On October 9, 2007, the Company completed the sale of its U.K. subsidiary, Medicals Direct Group (“MDG”). MDG met the definition of a “component of an entity” and therefore has been accounted for as discontinued operations. Accordingly, the operating results and cash flows of MDG have been segregated and are reported as discontinued operations in the accompanying consolidated statements of operations and cash flows for the years ended December 31, 2008 and 2007.

All corresponding footnotes reflect the discontinued operations presentation. See Note 4 for additional information on the sale of the CED and MDG.

We have evaluated subsequent events for disclosure through the date of issuance of the accompanying consolidated financial statements.

(c) Principles of Consolidation

The consolidated financial statements include the accounts of Hooper Holmes, Inc. and its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

(d) Liquidity

 For the year ended December 31, 2009, the Company’s net income from continuing operations was $0.04 million. For the years ended December 31, 2008 and 2007 the Company incurred losses from continuing operations of $1.6 million and $10.5 million, respectively. These results include losses from operations, and restructuring and other charges.  The Company has managed its liquidity during this period through a series of cost reduction initiatives, sales of assets and borrowings under its revolving line of credit.

At December 31, 2009, the Company had approximately $16.5 million in cash and cash equivalents and no outstanding debt.  The Company’s net cash provided by (used in) operating activities of continuing operations for the years ended December 31, 2009, 2008 and 2007 were $8.7 million, $0.1 million and $(6.0) million, respectively.

As discussed in Note 7, on March 9, 2009 the Company entered into a three year Loan and Security Agreement (“Loan and Security Agreement”) with TD Bank, N.A. (“TD Bank”), which provides the Company with a revolving line of credit limited to the lesser of $15 million, or 85% of eligible accounts receivable, as defined. As of December 31, 2009, the Company’s borrowing capacity under the revolving line of credit totals $14.4 million.

The Loan and Security Agreement contains a financial covenant, which requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of January 31, 2010, and as of the end of each of the Company’s fiscal quarters thereafter.  The fixed charge coverage ratio allows for the exclusion of capital expenditures in excess of one dollar from the denominator of the calculation, provided the Company maintains pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  As of December 31, 2009, the Company’s average cash balances at TD Bank for the 90 days ended December 31, 2009 exceeded the pre-defined cash balance requirement under the fixed charge coverage ratio, thereby allowing all capital expenditures in excess of one dollar to be excluded from the denominator of the fixed charge coverage ratio calculation.  As of December 31, 2009, the Company’s fixed charge coverage ratio measured on a trailing 12-month period and excluding capital expenditures in excess of one dollar was 10.3 to 1.0.  If December 31, 2009 were the measurement date, the Company would satisfy this financial covenant.  However, there is no assurance that the Company will satisfy this financial covenant in the future.

For the year ended December 31, 2009, the Company’s consolidated revenues totaled $182.4 million, representing a decline of approximately 8% from the prior year. In response to the declining revenues, the Company took certain actions in 2009 to reduce its costs including headcount reductions, wage and hiring freezes, office closures and consolidations, and a reduction in capital expenditures and general operating expenses.  These actions are expected to further reduce expenses in future years.

The current challenging economic climate may lead to further reductions in revenues.  If revenues continue to decline compared to the prior year, operating losses will continue, and the Company will be required to take additional actions to further reduce costs, capital spending and restructure operations.  This would also reduce the Company’s cash reserves and potentially require the Company to borrow under the Loan and Security Agreement with TD Bank. Furthermore, there is no guarantee that the Company’s current and future cost reduction actions will generate the cost savings necessary to offset declining revenues and operating profits.  If the Company is unsuccessful in implementing additional cost reduction initiatives and/or if revenues continue to decline at levels similar to or worse than that experienced in 2009, the Company may fail to satisfy the financial covenant contained in the Loan and Security Agreement and therefore would be prohibited from borrowing under the Loan and Security Agreement.  These and other factors would adversely affect the Company’s liquidity and its ability to generate profits in the future.

Based on the Company’s anticipated level of future revenues, the cost reduction initiatives implemented to date, along with the Company’s existing cash and cash equivalents, the Company believes it has sufficient funds to meet its cash needs through December 31, 2010.

(e) Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities at the date of purchase of less than 90 days to be cash equivalents.

(f) Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for (i) estimated losses resulting from the inability of our customers to make required payments and (ii) amounts that customers may deduct from their remittances to the Company for billed items not in compliance with customer specifications. Allowances for uncollectible accounts are estimated based on the Company’s periodic review of accounts receivable historical losses, current receivables aging and existing industry and economic data. Account balances are charged off to the allowance after all means of collections have been exhausted and potential for recovery is considered remote.  Customer pricing adjustments are recorded against revenue; where as adjustments for bad debts are recorded within selling, general and administrative expenses.  Accounts receivable are net of an allowance for doubtful accounts and pricing adjustments totaling $1.2 million and $3.0 million as of December 31, 2009 and 2008, respectively.  The Company does not have any off-balance sheet credit exposure related to its customers.

(g) Inventories

Inventories, which consist of finished goods and component inventory, are stated at the lower of average cost or market using the first-in first-out (FIFO) inventory method. Included in inventories at December 31, 2009 and 2008 are $1.7 million and $1.8 million of finished goods and $1.1 million and $1.1 million of components, respectively.

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

In December 2008, the Company decided to develop a new customer service order tracking IT system to improve the speed, accuracy and consistency of services provided to its Portamedic and Hooper Holmes Services customers.  The new IT system is scheduled for completion in mid-2010.  As a result of the development of this new system, in December 2008 the Company reduced the estimated useful life of its current IT system to terminate in mid-2010.  This reduction in useful life increased depreciation expense (a non-cash charge) by $2.7 million during the year ended December 31, 2009.

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

(k) Advertising

Costs related to space in publications are expensed as incurred. Advertising expense was approximately $0.3 million, $0.3 million and $0.6 million in 2009, 2008 and 2007, respectively.

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

(m) Share-Based Compensation

The Company recognizes share-based compensation cost on a straight-line basis over the vesting period. Compensation cost is measured at the grant date based on the fair value of the award.

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

 (o) Earnings (loss) per Common Share

“Basic” earnings (loss) per share equals net income (loss) divided by the weighted average common shares outstanding during the period.  “Diluted” earnings (loss) per share equals net income (loss) divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents.

The Company’s net earning (loss) and weighted average shares outstanding used for computing diluted loss per share for continuing operations and discontinued operations were the same as that used for computing basic loss per share for the years ended December 31, 2008 and 2007 because the inclusion of common stock equivalents would be antidilutive.  Outstanding stock options to purchase 4,857,100, 6,209,000 and 5,694,300 shares of common stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 2009, 2008 and 2007, respectively, because their exercise prices exceeded the average market price of the Company’s common stock for such periods and therefore were antidilutive.

 (p) Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events.  These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses.  Such estimates include the valuation of accounts receivable, intangible assets, and deferred tax assets and the assessment of contingencies, among others.  These estimates and assumptions are based on the Company’s best estimates and judgment.  The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which the Company believes to be reasonable under the circumstances.  The Company adjusts such estimates and assumptions when facts and circumstances dictate.  The downturn in the economy and its negative impact on the life insurance industry in which the Company serves have combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

(q) Concentration of Credit Risk

No one customer accounts for more than 10% of consolidated revenues.

The Company’s accounts receivable are due primarily from insurance companies.  As of December 31, 2009, the Company had two customers that comprised approximately 9% and 7% of total consolidated accounts receivable.  At December 31, 2008, the Company had two customers that comprised approximately 15% and 11% of total consolidated accounts receivable.

(r) Recently Issued Accounting Standards

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

Business Combinations - In December 2007, new authoritative accounting literature significantly changed the way companies account for business combinations and generally will require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value.  Under this accounting principle, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business.  This new accounting principle also requires, among other things, acquirers to estimate the acquisition date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings.  In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition.  This new accounting principle applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this accounting principle did not impact the Company during 2009 as the Company made no acquisitions during this period.

Noncontrolling Interest in a Subsidiary - In December 2007, new authoritative accounting literature established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This new accounting principle requires consolidated net income (loss) to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure on the face of the consolidated statement of operations the amounts of consolidated net income (loss) attributable to the parent and to the noncontrolling interest.  In addition, this accounting principle established a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income (loss) when a subsidiary is deconsolidated.  This new accounting principle is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  In January 2010, additional accounting literature was issued to clarify certain implementation issues.  The adoption of this accounting principle and, subsequent clarification, did not impact the Company’s consolidated financial statements.

Share-Based Payment Transactions in Computing Earnings Per Share - In June 2008, new authoritative accounting literature addressed whether awards granted in share-based payment transactions are participating securities prior to vesting and therefore, need to be included in the earnings allocation in computing earnings (loss) per share using the two-class method.  Unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents are treated as a separate class of securities in calculating earnings (loss) per share.  This accounting principle was effective beginning January 1, 2009, and did not impact the Company’s consolidated financial statements.

  Subsequent Events - In May 2009, and as amended in February 2010, new authoritative accounting literature established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This accounting principle was effective for the Company as of June 30, 2009, and did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Codification - In June 2009, new authoritative accounting literature established the Accounting Standards Codification (the “Codification”) as the exclusive source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the Financial Accounting Standards Board (“FASB”) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The Codification was effective for the Company’s 2009 third fiscal quarter, and did not have a material impact on the Company’s consolidated financial statements.

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

(s) Reclassifications

The Company revised the prior year balance sheet to properly record certain immaterial capital leases which were previously recorded as operating leases and to correct the classification of its current and long-term deferred rent liability.  In addition, the Company also revised the classification of its prior year statements of cash flows related to these corrections as well as other reclassifications which were individually and in the aggregate immaterial.

Note 2 —Goodwill and Intangibles

Intangible Assets

As a result of the decline in revenues during 2009 and 2008, principally due to the downturn in the economy and its negative impact on the life insurance industry the Company serves, the Company performed an impairment analysis of its intangible assets.  Based on the analysis, the Company concluded that the undiscounted cash flows expected to be generated by its intangible assets (primarily customer relationships), exceeded their carrying values.  As a result, no impairment was recorded on our intangible assets during 2009 and 2008.

During the third quarter of 2007, the following events and circumstances triggered an impairment evaluation of the Company’s amortizable intangible assets:

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

The following table presents certain information regarding the Company’s intangible assets as of December 31, 2009 and 2008.  All identifiable intangible assets are being amortized over their estimated useful lives, as indicated below, with no residual values.

	Weighted
	Average	Gross
	Useful Life	Carrying	Accumulated	Net
	(years)	Amount	Amortization	Balance
At December 31, 2009:
Non-Competition agreements	4.7	$8,738	$8,738	$-
Customer relationships	9.7	12,502	11,675	827
Trademarks and tradenames	15.7	487	382	105
		$21,727	$20,795	$932
At December 31, 2008:
Non-Competition agreements	4.7	$8,738	$8,735	$3
Customer relationships	9.7	12,502	11,207	1,295
Trademarks and tradenames	15.7	487	356	131
		$21,727	$20,298	$1,429

The aggregate intangible amortization expense for the years ended December 31, 2009, 2008 and 2007 was approximately $0.5 million, $0.9 million and $1.2 million, respectively. Assuming no additional change in the gross carrying amount of intangible assets, the estimated acquired intangible amortization expense for the fiscal years ended December 31, 2010 to 2013 is $0.4 million, $0.3 million, $0.2 million and $0.03 million, respectively.

Goodwill

The Company considered all of the impairment indicators previously discussed, as well as the impairment recorded on its intangible assets and concluded that it needed to test the CED reporting unit goodwill during the third quarter of 2007.  The analysis indicated a goodwill impairment of $5.7 million for the CED reporting unit, which represented the Company’s entire goodwill balance.  Accordingly, the Company recorded a goodwill impairment charge during the third quarter of 2007, which is recorded in income (loss) from discontinued operations in the accompanying statement of operations (see Note 4).

Note 3 — Share-Based Compensation

Employee Stock-Based Compensation Plan — On May 29, 2008, the Company’s shareholders approved the Hooper Holmes, Inc. 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, non-vested stock and performance shares.  The 2008 Plan provides for the issuance of an aggregate total of 5,000,000 shares.  As of December 31, 2009, the Company is authorized to grant share-based awards of approximately 1,380,000 shares under the 2008 Plan.

Prior to the 2008 Plan, the Company’s shareholders had approved stock option plans providing for the grant of options exercisable for up to 4,000,000 shares of common stock in 1992 and 1994, 2,400,000 shares in 1997, 2,000,000 shares in 1999 and 3,000,000 shares in 2002.  Upon the adoption of the 2008 Plan, no further awards were granted under these prior stock option plans.

In general, options are granted at fair value on the date of grant and are exercisable as follows: 25% after two years and 25% on each of the next three anniversary dates thereafter, with contractual lives of 10 years from the date of grant.

      During 2009, 2008 and 2007 options granted totaled 725,000 shares, 2,665,000 shares and 1,030,000 shares, respectively. The fair value of each stock option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2009	2008	2007
Expected life (years)	5.4	5.7	5.9
Expected volatility	85.27%	59.67%	46.93%
Expected dividend yield	-	-	-
Risk-free interest rate	2.53%	3.26%	4.62%
Weighted average fair value of options granted during the year	$0.30	$0.55	$1.39

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

The following table summarizes stock option activity for the year ended December 31, 2009:

		Weighted	Weighted	Aggregate
	Number of	Average Exercise	Average Remaining	Intrinsic Value
	Shares	Price Per Share	Contractual Life (Years)	(in thousands)
Outstanding at December 31, 2008	6,309,000	$3.52
Granted	725,000	0.43
Exercised	—	—
Cancelled	(855,650)	7.95
Forfeited	(396,250)	2.61
Outstanding at December 31, 2009	5,782,100	$2.54	6.9	$645
Exercisable at December 31, 2009	2,100,850	$4.91	4.0	$8

The aggregate intrinsic value disclosed in the table above represents the difference between the Company’s closing stock price on the last trading day of  2009 (December 31, 2009) and the exercise price, multiplied by the number of in-the-money stock options for each category.

No stock options were exercised during the years ended December 31, 2009 and 2008.  The total intrinsic value of stock options exercised during the year ended December 31, 2007 was $1.0 million. Cash received from stock options exercised during the year ended December 31, 2007 totaled $1.4 million, and no tax benefits were realized from these exercised stock options.

Options for the purchase of 309,375, 613,700 and 245,000 shares of common stock vested during the years ended December 31, 2009, 2008 and 2007, respectively, and the fair value of these options was $0.5 million, $0.8 million and $0.4 million, respectively. As of December 31, 2009, there was approximately $1.3 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted average period of 3.1 years.  Shares issued resulting from stock option exercises may be made available from authorized but unissued common stock or from treasury shares.

During the year ended December 31, 2009, 500,000 shares of non-vested stock were granted under the 2008 Plan. The shares vest as follows:  25% after two years and 25% on each of the next three anniversary dates thereafter. As of December 31, 2009, no non-vested stock was cancelled or forfeited.  The fair value of the non-vested stock awards was based on the grant date fair value and totaled $0.2 million.  As of December 31, 2009, there was approximately $0.2 million of total unrecognized compensation cost related to non-vested stock awards.  The cost is expected to be recognized over 4.6 years.

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

Employee Stock Purchase Plan — The Company’s 2004 Employee Stock Purchase Plan (“the 2004 Plan”) provides for the granting of purchase rights for up to 2,000,000 shares of Company stock to eligible employees of the Company. The 2004 Plan provides employees with the opportunity to purchase shares on the date 13 months from the grant date (“the purchase date”) at a purchase price equal to 95% of the closing price of the Company’s common stock on the NYSE Amex Stock Exchange on the grant date. During the period between the grant date and the purchase date, up to 10% of a participating employee’s compensation, not to exceed $.025 million, is withheld to fund the purchase of shares. Employees can cancel their purchases at any time during the period without penalty. In February 2008, purchase rights for 250,000 shares were granted with an aggregate fair value of $0.1 million, based on the Black-Scholes pricing model.  The February 2008 offering concluded in March 2009 in accordance with the 2004 Plan’s automatic termination provision with no shares being issued. In February 2009, purchase rights for up to 850,000 shares were granted with an aggregate fair value of $0.08 million, based on the Black-Scholes pricing model.  The February 2009 offering period will conclude in March 2010.

Other Stock Awards — On May 30, 2007, the Company’s shareholders approved the Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company’s stock.  The total number of shares that may be awarded under the 2007 Plan is 600,000.  As of December 31, 2009, the Company is authorized to grant restricted stock awards of approximately 485,000 shares under the 2007 Plan.  Effective June 1, 2007, each non-employee member of the Board other than the non-executive chair receives 5,000 shares and the non-executive chair receives 10,000 shares of the Company’s stock with such shares vesting immediately upon issuance.  The shares awarded under the 2007 Plan are “restricted securities” as defined in SEC Rule 144 under the Securities Act of 1933, as amended.  The Company filed a Registration Statement on Form S-8 with respect to the 2007 Plan on April 16, 2008.  The directors who receive shares under the 2007 Plan are “affiliates” as defined in Rule 144 of the Securities Act of 1933, as amended, and thus remain subject to the applicable provisions of Rule 144.  In addition, the terms of the awards (whether or not restricted) specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board or, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member.  For the years ended December 31, 2009, 2008 and 2007, shares awarded under the 2007 Plan totaled 30,000, 40,000 and 45,000, respectively.  The fair value of these stock awards was based on the grant date market value and totaled $0.02 million, $0.04 million, and $0.2 million, respectively.

The Company recorded $0.7 million, $0.7 million and $1.2 million of share-based compensation expense in selling, general and administrative expenses for the years ended December 31, 2009, 2008 and 2007, respectively related to stock options, non-vested stock, restricted stock awards and the 2004 Employee Stock Purchase Plan.  In connection with the resignation of its former CEO, the Company reversed previously recorded share-based compensation expense totaling $0.1 million during the year ended December 31, 2008.  The reversal was recorded in restructuring and other charges (See Note 5).

Note 4:  Discontinued Operations

On June 30, 2008, the Company sold substantially all of the assets and liabilities of the CED operating segment for $5.6 million and received cash payments totaling $5.1 million and a $0.5 million note receivable due in six equal monthly installments beginning July 31, 2008.  The note receivable was fully collected by March 2009.  In connection with the sale of the CED, the Company has been released as the primary obligor for certain lease obligations acquired but remains secondarily liable in the event the buyer defaults.  The guarantee is provided for the term of the lease, which expires in July 2015.  During the year ended December 31, 2008, the Company recorded a reserve of $0.3 million representing the fair value of the guarantee obligation.  As of December 31, 2009, the maximum potential amount of future payments under the guarantee is $0.6 million.  The Company recognized a net gain on the sale of the CED of approximately $0.9 million for the year ended December 31, 2008, inclusive of the above mentioned reserve of $0.3 million, which was reported in discontinued operations.

The following summarizes the operating results of the CED which are reported in income (loss) from discontinued operations in the accompanying consolidated statements of operations:

	Years Ended December 31,
	2008	2007
Revenues	$13,079	$29,045
Pre-tax income (loss)	$234	$(6,169)
Income tax expense (benefit)	$22	$(3)

Included in income (loss) from discontinued operations in the consolidated statement of operations for the year ended December 31, 2007 is a goodwill and intangible asset impairment charge totaling $6.3 million relating to the CED ($0.6 million relating to trade names and customer relationships and $5.7 million relating to goodwill).

On October 9, 2007, the Company completed the sale of MDG, for $15.3 million and received a cash payment of $12.8 million, net of closing adjustments of $1.2 million.  In addition, the Company incurred $1.0 million of expenses related to the sale.  Additional payments to be received included $0.5 million within nine months of the closing and $0.7 million within 24 months of the closing.  The Company recognized a net gain on the sale of approximately $9.2 million, inclusive of $1.4 million of MDG foreign currency translation gains, which was reported in discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2007.

The following summarizes the operating results of MDG which are reported in income (loss) from discontinued operations in the accompanying consolidated statements of operations.

Year Ended December 31,
2007
Revenues	$29,678
Pre-tax income	$286
Income tax expense	$80

In connection with the sale of MDG, the Company agreed to indemnify the purchaser for certain pre-closing tax liabilities.  In 2008, information became available to the Company relating to certain pre-closing tax obligations of MDG.  Based on this information, the Company recorded a reserve of $1.4 million in (loss) gain on sale of subsidiaries.  In the first quarter of 2009, the Company recorded an additional liability of $0.04 million resulting in a total liability for these pre-closing tax matters of $1.5 million as of March 31, 2009.

On May 7, 2009, the Company reached a settlement agreement with Medicals Direct Holding Limited (“MD”) (successor-in-interest to the purchaser of MDG) whereby the Company and MD agreed to fully release and discharge each other from any and all claims known or unknown under the MDG Stock Purchase Agreement and the Tax Deed executed on October 9, 2007. On May 8, 2009 the Company paid MD the sum of $0.3 million, and further released MD from the additional purchase price payments due the Company, totaling $1.2 million.  The $0.3 million payment is presented within cash used by operating activities of discontinued operations in the accompanying consolidated statement of cash flows for the year ended December 31, 2009.

Note 5 — Restructuring and Other Charges

During the year ended December 31, 2009, the Company recorded restructuring and other charges totaling $1.2 million.  The restructuring charges consisted of employee severance costs and branch office closure costs.  For the year ended December 31, 2009, employee severance totaled $0.4 million and branch office closure costs totaled $0.4 million.  These restructuring charges relate to cost reduction actions relating to the Company’s core Portamedic and Hooper Holmes Services service lines. Other charges consisted of legal and other costs incurred by the Company and by the shareholder nominees related to the 2009 Board of Directors election proxy contest during the second quarter of 2009, totaling $0.4 million.

Following is a summary of the 2009 restructuring:

(In millions)	2009		Balance at
	Charges	Payments	December 31, 2009
Severance	$0.4	$(0.4)	$-
Lease Obligations	0.4	(0.1)	0.3
Total	$0.8	$(0.5)	$0.3

During the year ended December 31, 2008, the Company recorded restructuring and other charges totaling $1.6 million.  The restructuring charges consisted primarily of severance related to the resignation of the former CEO ($0.4 million), branch office closure costs ($0.2 million) and employee severance costs ($0.1 million), recorded primarily as a result of further reorganization in the Company’s Portamedic service line.  Other charges consisted of an early termination fee related to an agreement with the outside consultant utilized in the Company’s 2006 strategic review and totaled $0.9 million which was paid in the first quarter of 2008.  As of December 31, 2008, all payments relating to these restructuring charges were paid.

During the year ended December 31, 2007, the Company recorded restructuring and other charges totaling $4.7 million.  The restructuring charges consisted primarily of branch office closure costs ($1.6 million) and employee severance costs ($1.3 million), recorded primarily as a result of a reorganization in the Company’s Portamedic service line.  As of December 31, 2008, all payments relating to employee severance were paid. Other charges consisted of the write off of business application software ($0.8 million) and legal settlements with an insurance company client and a software supplier totaling ($1.0 million) which were paid during 2008.

Following is a summary of the remaining 2007 restructuring charges as of December 31, 2009:

(In millions)	Balance at December 31, 2008	2009 Payments	Balance at December 31, 2009
Lease Obligations	0.4	(0.3)	0.1
Total	$0.4	$(0.3)	$0.1

At December 31, 2009, $0.3 million of restructuring charges are recorded in accrued expenses in the accompanying consolidated balance sheet. Cash payments related to the above described restructuring charges are expected to be completed within the next twelve months, except for certain long-term branch office closure costs of $0.1 million, which are recorded in other long-term liabilities as of December 31, 2009.

Note 6 — Property, Plant and Equipment

Property and equipment, at cost, consists of the following:

			Estimated
	December 31,		Useful Life
	2009	2008	In Years
Land and improvements	$628	$628	10 – 20
Building and leasehold improvements	7,203	6,868	10 – 45
Furniture, fixtures and equipment	37,908	37,640	3 – 10
	45,739	45,136

Less accumulated depreciation and amortization	34,184	29,395
Total	$11,555	$15,741

Note 7 — Revolving Credit Facility

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

Loan and Security Agreement

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

In connection with the Loan and Security Agreement, the Company paid closing fees of $0.2 million to the lender.  The Company is also obligated to pay, on a monthly basis in arrears, an unused line fee (usage fee) equal to 1% per annum on the difference between $15 million and the average outstanding principal balance of cash advances under the revolving credit line plus the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.  In addition, the Company is required to pay an annual loan fee of $0.1 million.  During 2009, the Company incurred unused fees of $0.1 million.

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

The Loan and Security Agreement contains a financial covenant, which requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of January 31, 2010, and as of the end of each of the Company’s fiscal quarters thereafter.  The fixed charge coverage ratio allows for the exclusion of capital expenditures in excess of one dollar from the denominator of the calculation, provided the Company maintains pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  As of December 31, 2009, the Company’s average cash balances at TD Bank for the 90 days ended December 31, 2009 exceeded the pre-defined cash balance requirement under the fixed charge coverage ratio, thereby allowing all capital expenditures in excess of one dollar to be excluded from the denominator of the fixed charge coverage ratio calculation.  As of December 31, 2009, the Company’s fixed charge coverage ratio measured on a trailing 12-month period was 10.3 to 1.0.  If December 31 were the measurement date, the Company would satisfy this financial covenant.  However, there is no assurance that the Company will satisfy this financial covenant in the future.

On April 22, 2009, the Company obtained from TD Bank and issued a letter of credit under the Loan and Security Agreement in the amount of $0.5 million to the landlord of the Company’s Heritage Labs facility as security for performance of the Company’s obligations under the lease.  The letter of credit will automatically extend for additional periods of one year, unless notice is given to terminate the letter of credit 60 days prior to its expiration date.  In no event shall the letter of credit be renewed beyond December 31, 2011.  Also, in December 2009, the Company opened a $0.1 million TD VISA credit card account to be used by Hooper Holmes Services medical records retrieval service line. The letter of credit and the credit card reduced the Company’s borrowing capacity under its revolving line of credit.  As of December 31, 2009, the Company’s borrowing capacity under the revolving line of credit totals $14.4 million.

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

Note 8 —Commitments and Contingencies

The Company leases branch field offices under a number of operating leases which expire in various years through 2018. These leases generally contain renewal options and require the Company to pay all executory costs (such as property taxes, maintenance and insurance). The Company also leases telephone, computer and other miscellaneous equipment. These leases expire in various years through 2014. The Company is also obligated under capital leases covering certain equipment that expire at various dates through 2014.  At December 31, 2009 and 2008, the net amount of equipment recorded under capital leases was $0.3 million and $0.4 million, respectively.

Following is a schedule of future minimum lease payments for operating leases (with initial or remaining terms in excess of one year) and future minimum capital lease payments as of December 31, 2009:

Year ending December 31,	Operating Leases	Capital Leases
2010	$4,850	$146
2011	3,704	135
2012	3,209	18
2013	2,357	12
2014	1,523	-
Thereafter	4,971	-
Total minimum lease payments	$20,614	$311
Less amount representing interest (4.2%)		15
Present value of minimum capital lease payments		296
Less current installments of obligations under capital leases		136
Obligations under capital leases, excluding current installments		$160

Rental expense under operating leases totaled $5.7 million, $7.5 million and $9.8 million in 2009, 2008 and 2007, respectively.

Included in accrued expenses at December 31, 2009 and 2008 is a liability for reimbursement of examiners travel costs of approximately $0.6 million and $1.9 million, respectively.  Also included in accrued expenses at December 31, 2009 and 2008 is a reserve for unclaimed property totaling $2.9 million and $3.0 million, respectively.

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

The terms of the 2004 Employee Stock Purchase Plan provide that a total of 2,000,000 shares of common stock may be issued under the 2004 Employee Stock Purchase Plan.  To date, participants in the 2004 Employee Stock Purchase Plan have purchased an aggregate of 81,508 shares under the 2004 Employee Stock Purchase Plan at a per share purchase price of $2.70.  The aggregate purchase price of these shares was approximately $0.2 million.  Such shares were issued in March 2007.

The issuances of shares upon exercise of purchase rights granted under the 2004 Employee Stock Purchase Plan, which occurred prior to the filing of the Registration Statement, may not have been exempt from registration under the Securities Act and applicable state securities laws and regulations.  As a result, the Company may have potential liability to those employees (and, in some cases, now former employees) to whom the Company issued its shares upon the exercise of purchase rights granted under the plan.  The Company may also have potential liability with respect to shares issued under the 2002 Stock Option Plan if the acquisition of shares under the plan is not exempt from registration under Section 4(2) of the Securities Act.  However, based on the number of shares at issue and taking into consideration the current price of the Company’s common stock, as reported on the NYSE Amex Stock Exchange, the Company believes that its current potential liability for rescission claims is not material to its consolidated financial condition, results of operations or cash flows.

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

In the past, some state agencies have claimed that the Company improperly classified its examiners as independent contractors for purposes of state unemployment and/or worker’s compensation tax laws and that the Company was therefore liable for taxes in arrears, or for penalties for failure to comply with their interpretation of the laws.  There are no assurances that the Company will not be subject to similar claims in other states in the future.

By letter dated November 19, 2009, the Company was informed by a life insurance company client of its belief that a number of reports prepared by the Company in connection with telephone interviews with insurance applicants contained inaccuracies that affected the rating or issuance of insurance policies written by the client.  The client claims that it has sustained losses as a result of this incident, and is seeking reimbursement from the Company.  The Company has notified its insurance carrier of the claim and is currently in discussions with the client and with the Company’s insurance carrier about a potential resolution. In 2009, the Company recorded a reserve and a corresponding insurance receivable in connection with this claim.

Note 9 — Litigation

On February 28, 2008, a physician, John McGee, M.D., filed suit in the United States District Court for the Eastern District of New York in which he alleged, among other things, that an insurance company and numerous other named and unnamed defendants including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008), violated various laws, including the Racketeer Influenced Corrupt Organization Act (“RICO”), in connection with the arranging of independent medical examinations.  The substance of the claim appears to be that the plaintiff physician was denied compensation for medical services allegedly rendered to persons claiming to have been injured in automobile accidents, after independent medical examinations arranged by the defendant insurance company indicated no basis for those services.  It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or the CED in particular.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.   The Company, along with the other defendants, have moved to dismiss the case, and these motions are pending. The motions are based on grounds similar to those asserted in the motion to dismiss filed in the Sundahl matter, described below. On July 31, 2009, plaintiffs filed an amended complaint which modifies the claims for relief, primarily against a defendant insurance company. On February 11, 2010, based on the fact that the amended complaint appears to allege claims only against the insurance company, the court dismissed the case as against all other defendants including Hooper Evaluations, Inc., without prejudice to plaintiffs seeking to further amend the complaint.  The Company has retained liability for this litigation following the sale of substantially all of the assets of the CED.

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

Note 10 — Income Taxes

The components of the income tax (benefit) provision are as follows:

	2009	2008	2007
Federal:
Current	$(1,461)	$-	$-
Deferred	-	-	-
State and local:
Current	45	14	(72)
Deferred	-	-	-
	$(1,416)	$14	$(72)

The following reconciles the “statutory” federal income tax rate to the effective income tax rate:

	2009	2008	2007
Computed “expected” income tax benefit	(35%)	(35%)	(35%)
(Increase) reduction in income tax benefit resulting from:
State tax, net of federal benefit	2	1	-
Non deductible portion of impairment charge	-	-	4
Change in federal valuation allowance	(70)	41	30
Other	-	(6)	-
Effective income tax rate	(103)%	1%	(1)%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Receivable allowance	$481	$1,184
Goodwill	12,994	15,208
Intangible assets	2,304	2,601
Capital loss	2,016	4,412
Compensation expense	1,124	832
Federal net operating loss carryforward	28,084	25,664
State net operating loss carryforward	3,381	2,873
Legal settlement	58	78
AMT credit carry forward	157	157
Accrued expenses	286	815
Deferred rent	213	123
Other	145	158
Gross deferred tax assets	$51,243	$54,105
Valuation allowance	(50,935)	(53,182)
	$308	$923
Deferred tax liabilities:
Accumulated depreciation	(308)	(893)
Acquisition basis adjustment, primarily intangibles	-	(30)
Gross deferred tax liabilities	(308)	(923)
Net deferred tax assets	$-	$-

The Company has significant deferred tax assets attributable to tax deductible intangibles, capital loss carryforwards, and federal and state net operating loss carryforwards, which may reduce taxable income in future periods.  Based on the continued decline in revenues, the cumulative tax and operating losses, the lack of taxes in the carryback period, and the uncertainty surrounding the extent or timing of future taxable income, the Company does not believe it will realize the tax benefits of its deferred tax assets.  Accordingly, the Company continues to record a full valuation allowance on its net deferred tax assets of $50.9 million and $53.2 million as of December 31, 2009 and 2008, respectively.  The net decrease in the valuation allowance of approximately $2.3 million was primarily attributable to the expiration of a capital loss, the utilization of prior year net operating losses, offset by the current year net operating loss.

Prior to the passage of the “Worker, Homeownership and Business Assistance Act of 2009” (the 2009 Act), signed into law in the fourth quarter of 2009, corporations were allowed to carryback net operating losses two years and forward 20 years to offset taxable income.  Under the 2009 Act, corporations can elect to carryback net operating losses incurred in either 2008 or 2009 to a profitable fifth year preceding the loss year.  The net operating loss carried back is limited to 50% of the available taxable income for that year.  The Company was able to carryback approximately $4.3 million of federal net operating losses incurred in 2008 to tax year 2003 and in the fourth quarter of 2009, the Company filed an amended tax return to recover approximately $1.5 million of federal income tax previously paid.  In February 2010, the Company received $1.5 million of cash related to the carryback claim, which included $0.02 million of interest.

The federal tax benefit recorded in the year ended December 31, 2009 reflects the utilization of fully reserved net operating losses that were carried back to 2003 under the 2009 Act referred to above, offset by certain state tax liabilities.  The income tax expense recorded in the year ended December 31, 2008 reflects certain state tax liabilities.  The tax benefit recorded in the year ended December 31, 2007 reflects a state tax benefit.

As of December 31, 2009 and 2008, no amounts were recorded for uncertain tax positions or for the payment of interest or penalties.

In July 2008, the Company received notification from the Internal Revenue Service (the “IRS”) that it had completed its audits of the Company’s tax returns for the years 2001 through 2006 with no adjustments.  State income tax returns for the year 2005 and forward are subject to examination.

As of December 31, 2009, the Company has U.S. federal and state net operating loss carryforwards of approximately $80.2 million and $99.9 million, respectively.   The net operating loss carryforwards, if unutilized, will expire in the years 2011 through 2029.

Note 11 — Capital Stock

Stock Repurchase Program — On May 30, 2000, the Board of Directors adopted a resolution authorizing the repurchase in any calendar year of up to 2.5 million shares of the Company’s common stock for an aggregate purchase price not to exceed $25.0 million per year. On April 27, 2005 the Board of Directors amended its earlier resolution limiting the repurchases to between 1.0 and 1.5 million shares of the Company’s common stock in any calendar year.  The Company is prohibited from purchasing, redeeming or retiring any of its shares under its Loan and Security Agreement.  The Company did not purchase any shares during 2009 and 2008.

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

The Rights Agreement prohibits the Company from entering into or consummating, or permitting to occur, a Flip-over Transaction or Event if, at the time of such transaction or event, the Company has any rights, warrants or other securities outstanding, or any other arrangements, agreements or instruments, which would eliminate or diminish in any respect the benefits intended to be afforded by the Rights Agreement to the holders of Rights upon consummation of any such transaction or event.

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

The Rights Agreement will expire on June 15, 2010. In addition, the Rights may be redeemed for $0.01 per Right on or prior to the tenth day after any person or group acquires 20% or more of the Company’s common stock, thus clearing the way for an acquisition which the Board believes to be in the best interests of the Company and its shareholders. The Board has determined to allow the Rights Agreement to expire by its terms on June 15, 2010 and does not presently anticipate adopting a successor plan.

Note 12 — 401(k) Savings and Retirement Plan

The Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”) is available to all employees with at least one year of employment service with greater than 1,000 hours of service and at least 21 years of age. Before suspending the Company match of 401(k) contributions effective March 19, 2009, the Company matched 25% of the first 10% of employee salary contributions. The Company’s charge to expense for 2009, 2008 and 2007 was $0.1 million, $0.4 million and $0.4 million, respectively. The Company’s common stock is not an investment option to employees participating in the 401(k) Plan.

Note 13 — Service Line Revenues

The Company’s business consists of one operating segment for financial reporting purposes. The following represents revenues by service line for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Portamedic	$134,373	$140,720	$148,035
Heritage Labs	14,955	15,738	17,445
Health & Wellness	10,961	7,587	5,007
Hooper Holmes Services	24,698	37,075	41,526
Subtotal	184,987	201,120	212,013
Intercompany eliminations (a)	(2,586)	(2,887)	(3,381)
Total	$182,401	$198,233	$208,632

(a) Represents intercompany sales from Heritage Labs to Portamedic

Quarterly Financial Data (Unaudited)
(dollars in thousands, except per share data)

	2009 Quarters
	First	Second	Third		Fourth
Revenues	$47,435	$46,212		$43,790	$44,964
Gross profit	$12,396	$12,920		$11,518	$12,237
(Loss) income from continuing operations	$(1,750)	$(501)		$(719)	$3,007
Loss from discontinued operations	$(41)	$-		$-	$-
Net (loss) income	$(1,791)	$(501)		$(719)	$3,007

Basic earnings per share(a)
(Loss) income from continuing operations	$(0.03)	$(0.01)	$	(0.01)	$0.04
Income (loss) from discontinued operations	$-	$-		$-	$-
Net (loss) income per share	$(0.03)	$(0.01)		$(0.01)	$0.04

Diluted earnings per share(a)
(Loss) income from continuing operations	$(0.03)	$(0.01)	$	(0.01)	$0.04
Income (loss) from discontinued operations	$-	$-		$-	$-
Net (loss) income per share	$(0.03)	$(0.01)		$(0.01)	$0.04

	2008 Quarters
	First	Second	Third		Fourth
Revenues	$52,379	$51,217		$47,197	$47,440
Gross profit	$14,237	$12,987		$11,227	$11,497
(Loss) income from continuing operations	$(685)	$(259)		$(2,047)	$1,432
Income (loss) from discontinued operations	$87	$405		$(635)	$(183)
Net (loss) income	$(598)	$146		$(2,682)	$1,249

Basic earnings per share(a)
Loss from continuing operations	$(0.01)	$-		$(0.03)	$0.02
Income (loss) from discontinued operations	$-	$0.01		$(0.01)	$-
Net (loss) income per share	$(0.01)	$-		$(0.04)	$0.02

Diluted earnings per share(a)
Loss from continuing operations	$(0.01)	$-		$(0.03)	$0.02
Income (loss) from discontinued operations	$-	$0.01		$(0.01)	$-
Net (loss) income per share	$(0.01)	$-		$(0.04)	$0.02

(a) Due to rounding, the sum of the quarters may not equal the full year.

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2009.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009, and during the entire period covered by this report.

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

As of December 31, 2009, management has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that as of` December 31, 2009 our internal controls over financial reporting were effective.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 and subsequent to the Evaluation Date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Remediation of Material Weaknesses in Internal Control Over Financial Reporting

None

ITEM 9B	Other Information

None.

Part III

ITEM 10	Directors and Executive Officers of the Registrant

The information required by Item 10 will be included in our proxy statement for the 2010 annual meeting of shareholders, and is hereby incorporated in this annual report on Form 10-K by reference to the proxy statement.

ITEM 11	Executive Compensation

The information required by Item 11 will be included in our proxy statement for the 2010 annual meeting of shareholders, and is hereby incorporated in this annual report on Form 10-K by reference to the proxy statement.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in our proxy statement for the 2010 annual meeting of shareholders, and is hereby incorporated in this annual report on Form 10-K by reference to the proxy statement.

ITEM 13	Certain Relationships and Related Transactions

The information required by Item 13 will be included in our proxy statement for the 2010 annual meeting of shareholders, and is hereby incorporated in this annual report on Form 10-K by reference to the proxy statement.

ITEM 14	Principal Accountant Fees and Services

The information required by Item 14 will be included in our proxy statement for the 2010 annual meeting of shareholders, and is hereby incorporated in this annual report on Form 10-K by reference to the proxy statement.

ITEM 15	Exhibits and Financial Statement Schedules

(a)      (1)        The following financial statements and independent auditors’ report are included in theRegistrant’s 2009 Annual Report to Shareholders.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets —
December 31, 2009 and 2008
Consolidated Statements of Operations —
Years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity —
Years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows —
Years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

(2)        The following financial statement schedule is included in the report:

Schedule II – Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(3)        Exhibits included herein

(b)                                                         EXHIBIT
3.1	Restated Certificate of Incorporation of Hooper Holmes, Inc., as amended (1)
3.2	Certificate of Amendment of the Certificate of Incorporation of Hooper Holmes, Inc. (2)
3.3	Bylaws of Hooper Holmes, Inc., as amended (3)
4.1	Rights Agreement between Hooper Holmes, Inc. and First City Transfer Company (4)
4.2	Amendment to Rights Agreement (5)
10.1	Employment Agreement by and between Hooper Holmes, Inc., and James D. Calver (6)
10.2	Form of Indemnification Agreement (7)
10.3	Employee Retention Agreement by and between Hooper Holmes, Inc. and James D. Calver (8)
10.4	Hooper Holmes, Inc. 1994 Stock Option Plan (9)
10.5	Employee Retention Agreement by and between Hooper Holmes, Inc. and Michael Shea (10)
10.6	1997 Stock Option Plan (11)
10.7	1997 Director Option Plan (12)
10.8	Employment Agreement by and between Hooper Holmes, Inc. and Roy H. Bubbs
10.9	Executive Change-in-Control Agreement by and between Hooper Holmes, Inc. and Roy H. Bubbs
10.10	Employment Agreement by and between Hooper Holmes, Inc. and Michael Shea
10.11	Form of Employee Retention Agreement by and between Hooper Holmes, Inc. and Executive Officers of Hooper Holmes, Inc. (13)
10.12	1999 Stock Option Plan (14)
10.13	2002 Stock Option Plan (15)
10.14	Stock Purchase Plan (2004) of Hooper Holmes, Inc. (16)
10.15	2007 Non-Employee Director Restricted Stock Plan (17)
10.16	2008 Omnibus Employee Incentive Plan (18)
10.17	Loan and Security Agreement between Hooper Holmes, Inc. and CitiCapital Commercial Corporation (19)
10.18	Loan and Security Agreement between Hooper Holmes, Inc. and TD Bank, N.A. dated March 9, 2009 (20)
10.19	Agreement between Hooper Holmes, Inc. and EHS Partners, LLC, signed by Hooper Holmes on June 8, 2006 (21)
10.20	Amendment to agreement between Hooper Holmes, Inc. and EHS Partners, LLC, dated March 1, 2007 (22)
10.21	Final settlement of agreement between the Company and EHS Partners, LLC, dated March 14, 2008 (23)
14	Hooper Holmes, Inc. Code of Conduct (24)
21	Subsidiaries of Hooper Holmes, Inc
23	Consent of Independent Registered Public Accounting Firm
24	Power of attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(3)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated January 18, 2008
(4)	Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 10-K for the fiscal year ended December 31, 2000.
(5)	Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 10-K for the fiscal year ended December 31, 2002.
(6)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 13, 2006.
(7)          Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K
for the fiscal year ended December 31, 1990.
(8)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 13, 2006.
(9)          Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K
for the fiscal year ended December 31, 1994.
(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 23, 2006.
(11)	Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(12) (13)
Incorporated by reference to Exhibit 10.11 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(14)	Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(15)          Incorporated by reference to Attachment to the Company’s Proxy Statement for the Annual
Meeting of Shareholders held on May 21, 2002.
(16)	Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(17)	Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K dated March 17, 2008.
(18)	Incorporated by reference to Annex A to the Company’s Proxy Statement for the Annual Meeting of Shareholders held on May 29, 2008.
(19)	Incorporated by reference to Exhibit 1.01 of the Company’s Current Report on Form 8-K dated October 13, 2006.
(20)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 13, 2009.
(21)	Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K dated March 17, 2008.
(22)	Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K dated March 17, 2008.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 17, 2008.
(24)	Incorporated by reference to the Exhibit 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

                                                                                                                                                                            Schedule II

Hooper Holmes, Inc
Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2009

(In thousands)

	Balance at Beginning of Period	Additions Charged to Revenues and Expenses (1)	Deductions (2)	Balance at End of Period

Description

Year ended December 31, 2009
Reserves and allowances Accounts receivable allowance	$3,036	$3,724	$(5,523)	$1,237

Year ended December 31, 2008
Reserves and allowances Accounts receivable allowance	$3,750	$4,975	$(5,689)	$3,036

Year ended December 31, 2007
Reserves and allowances Accounts receivable allowance	$2,412	$7,906	$(6,568)	$3,750

(1)      Includes $3.7 million, $4.8 million and 7.8 million in 2009, 2008 and 2007, respectively, charged as a reduction to revenues.
(2)      Represents accounts receivable write-offs, net of recoveries and reserve reductions credited to revenue.

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
(Registrant)

                                                                                 By:   /s/ Roy H. Bubbs
                                                                                        Roy H. Bubbs
                                                                                                                                                                                              Chief Executive Officer

                                                                                Date:     March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

__ __________________________/s/ Roy H. Bubbs______                                        Date:                   March 12, 2010
Roy H. Bubbs                                          Chief Executive Officer;
    Director
________________________________________________                                       Date:                   March 12, 2010
* Ronald Apprahamian                             Director

________________________________________________                                       Date:                   March 12, 2010
* Benjamin A. Currier                                Director

________________________________________________                                       Date:                   March 12, 2010
* Larry Ferguson                                       Director

________________________________________________                                       Date:                   March 12, 2010
* John W. Remshard                                Director

________________________________________________                                       Date:                   March 12, 2010
* Elaine Rigolosi                                       Director

________________________________________________                                       Date:                   March 12, 2010
* Kenneth R. Rossano                            Director

____________________________/s/ Michael J. Shea_____                                         Date:                   March 12, 2010
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

Leadership Information

Directors

Benjamin A. Currier
Retired. Formerly Senior Vice President, Security Life of Denver Ins. Co. — ING/Barings

Mr. Currier, age 76, served as Interim Chief Executive Officer of the Company from August 2005 until January 2006 and as Lead Director from September 2004 until August 2005.  He was Senior Vice President of Operations for Security Life of Denver Insurance Company, a subsidiary of ING/Barings, in Denver, Colorado prior to his retirement in 1997. He has been a director of the Company since 1996, and he is Chair of the Governance and Nominating Committee, and a member of the Strategic Alternative Committee. (Term expires at the Annual Meeting in 2011.)

Dr. Elaine L. Rigolosi
Professor of Education Department of Organization and Leadership, Teachers College, Columbia University

Dr. Rigolosi, Ed.D, J.D., age 65, is Professor of Education in the Department of Organization and Leadership at Teachers College, Columbia University. She has been associated with Columbia University since 1976, and has maintained a private consulting practice in management for health care organizations since 1974. Dr. Rigolosi has been a director of the Company since 1989, and she is the Chair of the Compensation Committee and a member of the Governance and Nominating Committee. (Term expires at the Annual Meeting in 2011.)

Kenneth R. Rossano
Private Investor.

Mr. Rossano, age 75, is a private investor and consultant to Korn Ferry International in Boston, MA. He has been a director of the Company since 1967, and is a member of the Audit Committee and the Compensation Committee. Mr. Rossano is also a director of Active International, Inc. (Term expires at the Annual Meeting in 2010.)

John W. Remshard
Retired, Former Senior Vice President and Chief Financial Officer, Wellchoice

Mr. Remshard, age 63, was Senior Vice President and Chief Financial Officer of Wellchoice until his retirement in February 2006.  Mr. Remshard became a director of the Company on July 27, 2006 and is the Chair of the Audit Committee and a member of the Governance and Nominating Committee. (Term expires at the Annual Meeting in 2011.)

Roy H. Bubbs

Mr. Bubbs, age 60, has been in the financial services industry for 38 years.  As President of Mony Partners he created the brokerage division for the Mony Group, leading strategy, infrastructure, operations and business plan implementation.   His experience in expanding distribution channels, instituting new technology platforms and developing new product portfolios enabled Mony to generate significant growth.  Prior to joining Mony, Mr. Bubbs was Senior Vice President for Manulife, US, where his responsibilities included developing and implementing a multiple distribution channel strategy to reinvigorate insurance sales and eliminate distribution expense losses.  For the first 24 years of his career, Mr. Bubbs was with Cigna, where he served as an agent, agency manager and senior executive.  As Senior Vice President, he was responsible for half of Cigna’s career agency sales force.  He also ran the distribution and field service unit for Cigna’s Pension Division and built the Annuity Division.  (Term expires at the Annual Meeting in 2010.)

Directors

Ronald V. Aprahamian
Private Investor

Mr. Aprahamian, age 63, was elected a director of the Company at the 2009 annual meeting.  He has a long record of involvement in business development activities as an investor, a board member, a chief executive officer, and a consultant for companies engaged in healthcare, technology, banking and other industries.  Most recently, he has served on the boards of Sunrise Senior Living, Inc., Superior Consultant Holdings Corp. and First Consulting Group, Inc.  Mr. Aprahamian chairs the Strategic Alternatives Committee and is a member of the Governance and Nominating Committee.  (Term expires at the Annual Meeting in 2012.)

Larry Ferguson
Chief Executive Officer – The Ferguson Group;  Formerly Chief Executive Officer – First Consulting Group, Inc.

Mr. Ferguson, age 60, was elected a director of the Company at the 2009 annual meeting, and was named Chair of the Board in July 2009.  He has served as CEO of several publicly traded and privately held companies, including First Consulting Group, Inc. from 2006-2008.  He has served on more than twelve corporate boards, including positions as board chair and committee chair.  He currently serves as CEO of the Ferguson Group, a private equity consulting and investment firm focused on healthcare and life sciences IT companies.  He also serves on the board of Accelrys, Inc., a publicly traded company, and on the boards of two private companies He has also held executive positions with American Express and First Data Corporation.  In addition to serving as Chair of the Board, Mr. Ferguson is a member of the Compensation Committee and the Audit Committee.  (Term expires at the Annual Meeting in 2012.)

Officers

Roy H. Bubbs
Chief Executive Officer and President

Michael J. Shea
Senior Vice President and Chief Financial Officer, Treasurer

Burt R. Wolder
Senior Vice President and Chief Marketing Officer

Mark C. Rosenblum
Senior Vice President, General Counsel and Secretary

Joseph A. Marone
Vice President and Controller

Richard Whitbeck
Senior Vice President, President of Portamedic

Christopher J. Behling
Senior Vice President, President of Health & Wellness