Form 10-Q
period 2010-03-31
HOOPER HOLMES INC
filed 2010-05-07
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2010

or

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

The number of shares outstanding of the Registrant’s common stock as of April 30, 2010 were:
Common Stock, $.04 par value – 69,554,587 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES
INDEX

			Page No.
PART I –	Financial Information (unaudited)

	ITEM 1 –	Financial Statements

		Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	1

		Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009	2

		Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	3

		Notes to Unaudited Consolidated Financial Statements	4-14

	ITEM 2 –	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-27

	ITEM 3 –	Quantitative and Qualitative Disclosures About Market Risk	27-28

	ITEM 4 –	Controls and Procedures	28

PART II –	Other Information

	ITEM 1 –	Legal Proceedings	28-29

	ITEM 1A –	Risk Factors	29

	ITEM 2 –	Unregistered Sales of Equity Securities and Use of Proceeds	29

	ITEM 3 –	Defaults upon Senior Securities	29

	ITEM 4 –	Removed and Reserved	29

	ITEM 5 –	Other Information	29

	ITEM 6 –	Exhibits	30

		Signatures	31

PART I – Financial Information

Consolidated Balance Sheets
(unaudited)
 (In thousands, except share and per share data)

	March 31, 2010	December 31, 2009
ASSETS (Note 10)
Current assets:
Cash and cash equivalents	$17,725	$16,495
Accounts receivable, net of allowance for doubtful accounts of $1,157 and $1,237 at March 31, 2010 and December 31, 2009, respectively	21,750	20,365
Inventories	2,634	2,750
Income tax receivable	18	1,479
Other current assets	2,531	2,816
Total current assets	44,658	43,905

Property, plant and equipment at cost	46,316	45,739
Less: Accumulated depreciation and amortization	35,638	34,184
Property, plant and equipment, net	10,678	11,555

Intangible assets, net	828	932
Other assets	316	310
Total assets	$56,480	$56,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,626	$5,167
Accrued expenses	8,379	8,636
Total current liabilities	14,005	13,803
Other long-term liabilities	1,411	1,473
Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 69,563,982 shares and 68,713,982 shares as of March 31, 2010 and December 31, 2009, respectively. Outstanding: 69,554,587 shares and 68,704,587 shares at March 31, 2010 and December 31, 2009, respectively.	2,783	2,748
Additional paid-in capital	147,814	147,507
Accumulated deficit	(109,462)	(108,758)
	41,135	41,497
Less: Treasury stock, at cost 9,395 shares as of March 31, 2010 and December 31, 2009	(71)	(71)
Total stockholders’ equity	41,064	41,426
Total liabilities and stockholders' equity	$56,480	$56,702

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
(unaudited)
 (In thousands, except share and per share data)

	Three Months ended March 31,
	2010	2009
Revenues	$41,918	$47,435
Cost of operations	30,749	35,039
Gross profit	11,169	12,396
Selling, general and administrative expenses	11,710	13,832
Restructuring charges	108	188
Operating loss from continuing operations	(649)	(1,624)
Other income (expense):
Interest expense	(3)	-
Interest income	50	24
Other expenses, net	(88)	(133)
	(41)	(109)
Loss from continuing operations before income taxes	(690)	(1,733)

Income tax (benefit) expense	14	17

Loss from continuing operations	(704)	(1,750)

Discontinued operations:
Loss on sale of subsidiary	-	(41)
	-	(41)
Net loss	$(704)	$(1,791)
Basic and diluted loss per share:
Continuing operations
Basic	$(0.01)	$(0.03)
Diluted	(0.01)	(0.03)
Discontinued operations
Basic	$-	$-
Diluted	-	-
Net loss
Basic	$(0.01)	$(0.03)
Diluted	(0.01)	(0.03)

Weighted average number of shares:
Basic and diluted	68,997,365	68,674,587

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
 (Unaudited, in thousands)

	Three Months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(704)	$(1,791)
Loss from discontinued operations, net of income taxes	-	(41)
Loss from continuing operations	(704)	(1,750)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation	1,471	1,755
Amortization	104	109
Provision for bad debt expense	31	17
Share-based compensation expense	189	155
Loss on disposal of fixed assets	5	66
Change in assets and liabilities, net of effect
from disposition of business:
Accounts receivable	(1,416)	(790)
Inventories	116	393
Other assets	433	(456)
Income tax receivable	1,461	6
Accounts payable, accrued expenses and other long-term liabilities	193	681
Net cash provided by operating activities of continuing operations	1,883	184
Net cash (used in) provided by operating activities of discontinued operations	-	-
Net cash provided by operating activities	1,883	184

Cash flows from investing activities:
Capital expenditures	(620)	(1,403)
Net cash used in investing activities of continuing operations	(620)	(1,403)
Net cash provided by investing activities of discontinued operations	-	83
Net cash used in investing activities	(620)	(1,320)

Cash flows from financing activities:
Reduction in capital lease obligation	(33)	(32)
Debt financing fees	-	(178)
Net cash used in financing activities of continuing operations	(33)	(210)
Net cash provided by (used in) financing activities of discontinued operations	-	-
Net cash used in financing activities	(33)	(210)

Net increase (decrease) in cash and cash equivalents	1,230	(1,345)
Cash and cash equivalents at beginning of period	16,495	11,547
Cash and cash equivalents at end of period	$17,725	$10,202

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$209	$198
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$20	$-

See accompanying notes to consolidated financial statements.

HOOPER HOLMES, INC.

Notes to Unaudited Consolidated Financial Statements
March 31, 2010
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

b)      The unaudited interim consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2009 annual report on Form 10-K.

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

The results of operations for the three month periods ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for any other interim period or the full year.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

c)      In December 2008, the Company decided to develop a new customer service order tracking IT system to improve the speed, accuracy and consistency of services provided to its Portamedic and Hooper Holmes Services customers.  The new IT system is scheduled for completion in mid-2010.  As a result of the development of this new system, in December 2008 the Company reduced the estimated useful life of its current IT system to terminate in mid-2010.  This reduction in useful life will result in an increase in depreciation expense (non-cash charge) in 2010 by approximately $1.2 million.  For the three months ended March 31, 2010 and 2009, net loss increased $0.5 million and $0.8 million, respectively, as a result of the reduction in the useful life of the current IT system.

d)      Certain reclassifications have been made to the prior year’s consolidated financial statements in order to conform to the current year’s presentation.

Note 2:	Liquidity

For the three month periods ended March 31, 2010 and 2009, the Company incurred losses from continuing operations of $0.7 million and $1.8 million, respectively, which include losses from operations, and restructuring  charges.  Also included in these results is depreciation and amortization expense of $1.6 million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively.  The Company has managed its liquidity through the sale of certain assets in 2008 and a series of cost reduction initiatives.

At March 31, 2010, the Company had approximately $17.7 million in cash and cash equivalents and no outstanding debt.  The Company’s net cash provided by operating activities of continuing operations for the three months ended March 31, 2010 and 2009 was $1.9 million, (of which $1.5 million represents receipt of a tax refund), and $0.2 million, respectively.

As discussed in Note 10, on March 9, 2009 the Company entered into a three year Loan and Security Agreement with TD Bank, N.A., (TD Bank), which provides the Company with a revolving line of credit limited to the lesser of $15 million, or 85% of eligible accounts receivable, as defined.  The Loan and Security Agreement contains a financial covenant, which requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of January 31, 2010, and as of the end of each of the Company’s fiscal quarters thereafter.  The fixed charge coverage ratio allows for the exclusion of capital expenditures in excess of one dollar from the denominator of the calculation, provided the Company maintains pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  As of March 31, 2010, the Company’s average cash balances at TD Bank for the 90 days ended March 31, 2010 exceeded the pre-defined cash balance requirement under the fixed charge coverage ratio, thereby allowing all capital expenditures in excess of one dollar to be excluded from the denominator of the fixed charge coverage ratio calculation.  As of March 31, 2010, the Company’s fixed charge coverage ratio measured on a trailing 12-month period and excluding capital expenditures in excess of one dollar was 12.5 to 1.0 and, as such, the Company satisfied the financial covenant.  However, there is no assurance that the Company will satisfy this financial covenant as of each fiscal quarter thereafter.

On April 22, 2009, the Company obtained from TD Bank and issued a letter of credit under the Loan and Security Agreement in the amount of $0.5 million to the landlord of the Company’s Heritage Labs facility as security for performance of the Company’s obligations under the lease.  The letter of credit will automatically extend for additional periods of one year, unless notice is given to terminate the letter of credit 60 days prior to its expiration date.  In no event shall the letter of credit be renewed beyond December 31, 2011. Also in December 2009, the Company opened a credit card account with $0.1 million in available credit to be used by Hooper Holmes Services medical records retrieval service line. The letter of credit and the credit card reduced the Company’s borrowing capacity under its revolving line of credit.  As of March 31, 2010, the Company’s borrowing capacity under the revolving line of credit totals $14.4 million.

For the three months ended March 31, 2010, the Company’s consolidated revenues totaled $41.9 million, representing a decline of approximately 11.6% from the prior year period.  In response to declining revenues, the Company has taken certain actions to reduce its costs including headcount reductions, wage and hiring freezes, office closures and consolidations, and a reduction in capital expenditures and general operating expenses.  These actions are expected to further reduce expenses during 2010 and thereafter.

The current challenging economic climate may lead to further reductions in revenues.  If revenues continue to decline, operating losses may continue, and the Company will be required to take additional actions to further reduce costs, capital spending and restructure operations.  This would also reduce the Company’s cash reserves and potentially require the Company to borrow under the Loan and Security Agreement with TD Bank. Furthermore, there is no guarantee that the Company’s current and future cost reduction actions will generate the cost savings necessary to offset declining revenues and operating profits.  If the Company is unsuccessful in implementing additional cost reduction initiatives and/or if revenues continue to decline at levels similar to or worse than that experienced during the past two years, the Company may fail the financial covenant contained in the Loan and Security Agreement and therefore would be prohibited from borrowing and constitute an event of default under the Loan and Security Agreement.  These and other factors would adversely affect the Company’s liquidity and its ability to generate profits in the future.

Based on the Company’s anticipated level of future revenues, the cost reduction initiatives implemented to date, along with the Company’s existing cash, cash equivalents and borrowing capacity, the Company believes it has sufficient funds to meet its cash needs through at least March 31, 2011.

Note 3: Concentration of Credit Risk

No one customer accounted for more than 10% of consolidated revenues for the three month periods ended March 31, 2010 and 2009.

The Company’s accounts receivable are due primarily from insurance companies. As of March 31, 2010 and December 31, 2009, no one customer accounted for more than 10% of total consolidated accounts receivable.

Note 4:	Loss Per Share

“Basic” loss per share equals net loss divided by the weighted average common shares outstanding during the period.  “Diluted” loss per share equals net loss divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents.

The Company’s net loss and weighted average shares outstanding used for computing diluted loss per share for continuing operations, discontinued operations and net loss were the same as those used for computing basic loss per share for the three month periods ended March 31, 2010 and 2009 because the inclusion of common stock equivalents would be antidilutive.  Outstanding stock options to purchase 5,839,700 and 5,769,800 shares of common stock were excluded from the calculation of diluted loss per share for the three month periods ended March 31, 2010 and 2009, respectively because their exercise prices exceeded the average market price of the Company’s common stock for such periods and therefore were antidilutive.

Note 5: Share-Based Compensation

Employee Stock-Based Compensation Plan — On May 29, 2008, the Company’s shareholders approved the 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, non-vested stock and performance shares.  The Company filed a Registration Statement on Form S-8 with respect to the 2008 Plan on May 26, 2009. The 2008 Plan provides for the issuance of an aggregate total of 5,000,000 shares.  As of March 31, 2010, the Company is authorized to grant share-based awards of approximately 1,282,500 shares under the 2008 Plan.

Prior to the 2008 Plan, the Company’s shareholders had approved stock option plans providing for the grant of options exercisable for up to 4,000,000 shares of common stock in 1992 and 1994, 2,400,000 shares in 1997, 2,000,000 shares in 1999 and 3,000,000 shares in 2002.  Upon the adoption of the 2008 Plan, no further awards could be granted under these stock option plans.

In general, options are granted at fair value on the date of grant and are exercisable as follows: 25% after two years and 25% on each of the next three anniversary dates thereafter, with contract lives of 10 years from the date of grant.

During the three month periods ended March 31, 2010 and 2009, options for the purchase of 135,000 and 75,000 shares were granted.  The fair value of the stock options granted during the three month periods ended March 31, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended March 31,
	2010	2009
Expected life (years)	5.37	5.54
Expected volatility	92.05%	65.90%
Expected dividend yield	-	-
Risk-free interest rate	2.57%	1.67%
Weighted average fair value of options
granted during the period	$0.71	$0.13

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
The following table summarizes stock option activity for the three month period ended March 31, 2010:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2009	5,782,100	$2.54
Granted	135,000	0.97
Exercised	-	-
Cancelled	(39,900)	6.10
Forfeitures	(37,500)	1.77
Outstanding balance at March 31, 2010	5,839,700	$2.49	6.7	$402
Options exercisable at March 31, 2010	2,060,950	$4.89	3.7	$-

The aggregate intrinsic value disclosed in the table above represents the difference between the Company’s closing stock price on the last trading day of the first quarter (March 31, 2010) and the exercise price, multiplied by the number of in-the-money stock options.

No stock options were exercised during the three month periods ended March 31, 2010 and 2009.  No stock options vested during the three month period ended March 31, 2010.  As of March 31, 2010, there was approximately $1.3 million of total unrecognized compensation cost related to stock options.  The cost is expected to be recognized over a weighted average period of 2.5 years.

During the year ended December 31, 2009, 500,000 shares of non-vested stock were granted under the 2008 Plan. The shares vest as follows:  25% after two years and 25% on each of the next three anniversary dates thereafter. As of March 31, 2010, no non-vested stock had been forfeited.  The fair value of these stock awards was based on the grant date market value.  As of March 31, 2010, there was approximately $0.2 million of total unrecognized compensation cost related to non-vested stock awards.  The cost is expected to be recognized over 4.3 years.

The Company’s initial accruals for share-based compensation expense are based on the estimated number of instruments for which the requisite service is expected to be rendered.  Therefore, the Company is required to incorporate the probability of pre-vesting forfeitures in determining the number of vested options and non-vested stock. The forfeiture rate is based on historical forfeiture experience.  The Company monitors employee termination patterns to estimate forfeiture rates.

Employee Stock Purchase Plan — The Company’s 2004 Employee Stock Purchase Plan provides for the granting of purchase rights for up to 2,000,000 shares of Company stock to eligible employees of the Company. The plan provides employees with the opportunity to purchase shares on the date 13 months from the grant date (“the purchase date”) at a purchase price equal to 95% of the closing price of the Company’s common stock on the NYSE Amex on the grant date. During the period between the grant date and the purchase date, up to 10% of a participating employee’s compensation, not to exceed $.025 million, is withheld to fund the purchase of shares under the plan. Employees can cancel their purchases at any time during the period without penalty.  In February 2009, purchase rights for up to 850,000 shares were granted with an aggregate fair value of $0.08 million, based on the Black-Scholes pricing model.  This offering period concluded in March 2010 and, in accordance with the plan, a total of 850,000 shares were issued. The cash representing payment for the 850,000 shares was received by the Company in April 2010.  In February 2010, purchase rights for approximately 278,000 shares were granted with an aggregate fair value of $0.1 million, based on the Black-Scholes option pricing model.  The February 2010 offering period will conclude in March 2011.

Other Stock Awards — On May 30, 2007, the Company’s shareholders approved the Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company’s stock.  The total number of shares that may be awarded under the 2007 Plan is 600,000.  Effective June 1, 2007, each non-employee member of the Board other than the non-executive chair receives 5,000 shares and the non-executive chair receives 10,000 shares of the Company’s stock with such shares vesting immediately upon issuance.  The shares awarded under the 2007 Plan are “restricted securities”, as defined in SEC Rule 144 under the Securities Act of 1933, as amended.  The Company filed a Registration Statement on Form S-8 with respect to the 2007 Plan on April 16, 2008.  The terms of the awards (whether or not restricted) specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board or, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member.  No shares were awarded under the 2007 Plan during the three month periods ended March 31, 2010 and 2009.

The Company recorded $0.2 million and $0.2 million of share-based compensation expense in selling, general and administrative expenses for the three month periods ended March 31, 2010 and 2009, respectively, related to stock options, non-vested stock, restricted stock awards and the Employee Stock Purchase Plan.

Note 6:  Discontinued Operations

On June 30, 2008, the Company sold substantially all of the assets and liabilities of its Claims Evaluation Division (“CED”) operating segment for $5.6 million and received cash payments totaling $5.1 million and a $0.5 million note receivable due in six equal monthly installments beginning July 31, 2008.  The note receivable was fully collected by March 2009.  In connection with the sale of the CED, the Company has been released as the primary obligor for certain lease obligations acquired but remains secondarily liable in the event the buyer defaults.  The fair value of the guarantee obligation at March 31, 2010 is $0.3 million.  The guarantee is provided for the term of the lease, which expires in July 2015.  As of March 31, 2010, the maximum potential amount of future payments under the guarantee is $0.6 million.

As previously disclosed, on October 9, 2007, the Company completed the sale of its U.K subsidiary, Medicals Direct Group (“MDG”).In connection with the sale of MDG, the Company agreed to indemnify the purchaser for certain pre-closing tax liabilities.  As of December 31, 2008, the Company had a liability totaling $1.4 million relating to these pre-closing tax obligations of MDG.  In the first quarter of 2009, the Company recorded an additional reserve of $0.04 million in loss on sale of subsidiaries.

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

Note 7:  Intangibles

The following table presents certain information regarding the Company’s intangible assets as of March 31, 2010 and December 31, 2009.  All identifiable intangible assets are being amortized over their useful lives, as indicated below, with no residual values.

	Weighted
	Average	Gross
	Useful Life	Carrying	Accumulated	Net
(in thousands)	(years)	Amount	Amortization	Balance
At March 31, 2010:
Non-Competition agreements	4.7	$8,738	$8,738	$-
Customer relationships	9.7	12,502	11,772	730
Trademarks and trade names	15.7	487	389	98
		$21,727	$20,899	$828
At December 31, 2009:
Non-Competition agreements	4.7	$8,738	$8,738	$-
Customer relationships	9.7	12,502	11,675	827
Trademarks and trade names	15.7	487	382	105
		$21,727	$20,795	$932

The aggregate intangible amortization expense for the three months ended March 31, 2010 and 2009 was approximately $0.1 million and $0.1 million, respectively. Assuming no additional change in the gross carrying amount of intangible assets, the estimated intangible amortization expense for fiscal year 2010 is $0.4 million and for fiscal years 2011 to 2013 is $0.3 million, $0.2 million and $0.03 million, respectively.

Note 8: Inventories

Inventory, which consists of finished goods and component inventory, is stated at the lower of average cost or market using the first-in first-out (FIFO) inventory method.  Included in inventories at March 31, 2010 and December 31, 2009 are $1.7 million and $1.7 million of finished goods and $0.9 million and $1.1 million of components, respectively.

Note 9: Restructuring and Other Charges

During the three month periods ended March 31, 2010 and 2009, the Company recorded restructuring charges totaling $0.1 million and $0.2 million, respectively.  The restructuring charges consisted of employee severance costs primarily related to cost reduction actions relating to the Company’s core Portamedic and Hooper Holmes Services service lines.  As of March 31, 2010, all payments relating to this restructuring were complete.

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

Following is a summary of the 2009 restructuring:

	Balance at	2010	Balance at
(In millions)	December 31, 2009	Payments	March 31, 2010
Severance	$-	$-	$-
Lease Obligations	0.3	(0.1)	0.2
	$0.3	$(0.1)	$0.2

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

Following is a summary of the remaining 2007 restructuring charges as of March 31, 2010:

	Balance at	2010	Balance at
(In millions)	December 31, 2009	Payments	March 31, 2010
Lease Obligations	$0.1	$-	$0.1

At March 31, 2010, $0.3 million of restructuring charges were recorded in accrued expenses in the accompanying consolidated balance sheet. Cash payments related to the above described restructuring charges are expected to be completed within the next twelve months, except for certain branch office closure costs of $0.03 million, which are recorded in other long-term liabilities as of March 31, 2010.

Note 10: Revolving Credit Facility

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

In connection with the Loan and Security Agreement, the Company paid closing fees of $0.2 million to the lender.  The Company is also obligated to pay, on a monthly basis in arrears, an unused line fee (usage fee) equal to 1% per annum on the difference between $15 million and the average outstanding principal balance of cash advances under the revolving credit line plus the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.  In addition, the Company is required to pay an annual loan fee of $0.1 million.  During the three months ended March 31, 2010, the Company incurred unused fees of $0.04 million.

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

The Loan and Security Agreement contains a financial covenant, which requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of January 31, 2010, and as of the end of each of the Company’s fiscal quarters thereafter.  The fixed charge coverage ratio allows for the exclusion of capital expenditures in excess of one dollar from the denominator of the calculation, provided the Company maintains pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  The Company’s average cash balances at TD Bank for the 90 days ended March 31, 2010 exceeded the pre-defined cash balance requirement under the fixed charge coverage ratio, thereby allowing all capital expenditures in excess of one dollar to be excluded from the denominator of the fixed charge coverage ratio calculation.  As of March 31, 2010, the Company’s fixed charge coverage ratio measured on a trailing 12-month period and excluding capital expenditures in excess of one dollar was 12.5 to 1.0 and, as such, the Company satisfied the financial covenant.  However, there is no assurance that the Company will satisfy this financial covenant as of each fiscal quarter thereafter.

On April 22, 2009, the Company obtained from TD Bank and issued a letter of credit under the Loan and Security Agreement in the amount of $0.5 million to the landlord of the Company’s Heritage Labs facility as security for performance of the Company’s obligations under the lease.  The letter of credit will automatically extend for additional periods of one year, unless notice is given to terminate the letter of credit 60 days prior to its expiration date.  In no event shall the letter of credit be renewed beyond December 31, 2011.  Also, in December 2009, the Company opened a $0.1 million TD VISA credit card account to be used by Hooper Holmes Services medical records retrieval service line. The letter of credit and the credit card reduced the Company’s borrowing capacity under its revolving line of credit.  As of March 31, 2010, the Company’s borrowing capacity under the revolving line of credit totals $14.4 million.

The failure of the Company or any subsidiary guarantor to comply with any of the covenants or the breach of any of its or their representations and warranties, contained in the Loan and Security Agreement, constitutes an event of default under the Loan and Security Agreement.  In addition, the Loan and Security Agreement provides that “Events of Default” include the occurrence or failure of any event or condition that, in TD Bank’s sole judgment, could have a material adverse effect (i) on the business, operations, assets, management, liabilities or condition of the Company, (ii) on the value of or the perfection or priority of TD Bank’s lien upon the Collateral, or (iii) on the ability of the Company and its subsidiary guarantors to perform under the Loan and Security Agreement.

The revolving credit loans are payable in full, together with all accrued and unpaid interest, on the earlier of March 8, 2012 or the date of termination of the loan commitments, termination being one of the actions TD Bank may take upon the occurrence of an event of default.  The Company may prepay any revolving credit loan, in whole or in part without penalty.  The Company may also terminate the Loan and Security Agreement, provided that on the date of such termination all of its obligations are paid in full.  The Company will be required to pay an early termination fee equal $0.2 million if termination occurs after the first anniversary but prior to the second anniversary and $0.1 million if termination occurs after the second anniversary, but prior to the Loan and Security Agreement expiration date.

Note 11: Commitments and Contingencies

The Company has employment retention or change in control agreements with the executive officers of the Company for one or two year periods from the date a change in control occurs as further defined in the agreements.

In the third quarter of 2007, the Company became aware that it did not file with the SEC a registration statement on Form S-8 to register the shares of its common stock issuable under either the Hooper Holmes, Inc. 2002 Stock Option Plan (the "2002 Stock Option Plan") or the Hooper Holmes, Inc. Stock Purchase Plan (2004) (the "2004 Employee Stock Purchase Plan") at the time such plans were approved by the Company’s shareholders in May 2002 and May 2003, respectively.  To address this oversight, in 2007 the Company filed with the SEC a registration statement on Form S-8 (the "2007 Registration Statement") covering shares that remain issuable under these plans.

The terms of the 2002 Stock Option Plan provide that a total of 3,000,000 shares of common stock may be issued in connection with grants under the plan.  Options exercisable for an aggregate of 2,197,900 shares were granted under the plan and are currently outstanding.  Upon adoption of the 2008 Plan, no further grants could be made under the 2002 Stock Option Plan.  The options granted under the 2002 Stock Option Plan were granted to employees of the Company, primarily members of the Company’s senior management.  Option exercises occurred in May 2007 (45,000 shares purchased at an exercise price of $3.46 per share) and between June 2003 and January 2004 (3,200 shares purchased at an exercise price of $6.18 per share).  The Company believes that the acquisition of the shares upon exercise of these options was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

The terms of the 2004 Employee Stock Purchase Plan provide that a total of 2,000,000 shares of common stock may be issued under the 2004 Employee Stock Purchase Plan.  In March 2007, prior to the filing of the 2007 Registration Statement, participants in the 2004 Employee Stock Purchase Plan purchased an aggregate of 81,508 shares under the 2004 Employee Stock Purchase Plan at a per share purchase price of $2.70.  The aggregate purchase price of these shares was approximately $0.2 million.

The issuances of shares upon exercise of purchase rights granted under the 2004 Employee Stock Purchase Plan prior to the filing of the 2007 Registration Statement, may not have been exempt from registration under the Securities Act and applicable state securities laws and regulations.  As a result, the Company may have potential liability to those employees (and, in some cases, now former employees) to whom the Company issued its shares upon the exercise of purchase rights granted under the plan.  The Company may also have potential liability with respect to shares issued under the 2002 Stock Option Plan if the acquisition of shares under the plan is not exempt from registration under Section 4(2) of the Securities Act.  However, based on the number of shares at issue and taking into consideration the current price of the Company’s common stock, as reported on the NYSE Amex, the Company believes that its current potential liability for rescission claims is not material to its consolidated financial condition, results of operations or cash flows.

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

Note 12:  Litigation

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

Note 13: Income Taxes

The Company recorded a net tax expense of $0.01 million and $0.02 million for the three month periods ended March 31, 2010 and 2009, respectively.  The tax expense recorded in the three month periods ended March 31, 2010 and 2009 reflects certain state tax liabilities.  No federal tax benefit was recorded relating to the current year losses, as the Company continues to believe that a full valuation allowance is required on its net deferred tax assets. No amounts were recorded for unrecognized tax benefits or for the payment of interest or penalties during the three month periods ended March 31, 2010 and 2009.

In July 2008, the Company received notification from the Internal Revenue Service (the “IRS”) that it had completed its audits of the Company’s tax returns for the years 2001 through 2006 with no adjustments.  State income tax returns for the year 2005 and forward are subject to examination.

As of March 31, 2010 the Company has U.S. federal and state net operating loss carryforwards of approximately $80.2 million and $99.9 million, respectively.  The net operating loss carryforwards, if unutilized, will expire in the years 2011 through 2029.

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

Note 14: Recently Issued Accounting Standards

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

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including, but not limited to, statements about our plans, strategies and prospects. When used in this Report, the words “expects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include, but are not limited to, statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margins, net and operating losses, our new IT system, our expansion of managed scheduling, and the expansion of certain business units.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected.  These risks and uncertainties include, but are not limited to risks related to customer concerns about our financial health, our liquidity, future claims arising from the sale of our business, declines in our business, our competitive disadvantage, and our ability to successfully implement cost reduction initiatives.  The section of our 2009 annual report on Form 10-K entitled “Risk Factors” and similar discussions in our other filings with the Security and Exchange Commission (“SEC”) discuss these and other important risks that may affect our business, results of operations, cash flows and financial condition.  Investors should consider these factors before deciding to make or maintain an investment in our securities. The forward-looking statements included in this quarterly report are based on information available to us as of the date of this report.  We expressly disclaim any intent or obligation to update any forward-looking statements including, without limitation, to reflect subsequent events or circumstances.

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

•
Heritage Labs – performs tests of blood, urine and/or oral fluid specimens, primarily generated in connection with the paramedical exams and wellness screenings performed by our Portamedic and Health & Wellness service lines, and assembles and sells specimen collection kits;

•
Health & Wellness – collects health information via onsite biometric screenings, self-collection laboratory test kits and health risk assessments for health management companies, including wellness companies, disease management organizations and health plans; and

•
Hooper Holmes Services – provides telephone interviews of insurance candidates, retrieval of medical records and inspections, risk management solutions and underwriting services for simplified issue products and products requiring full underwriting.

Our core Portamedic paramedical examination services accounted for 74.2% and 73.8% of revenues for the three month periods ended March 31, 2010 and 2009, respectively.  As a provider of health risk assessment services to the insurance industry, our business is subject to seasonality, with third quarter sales typically dropping below the other  quarters due to the decline in activity typically experienced by the insurance industry during the summer months.

 Highlights for the Three Month Period Ended March 31, 2010

Financial Results for the Three Month Period Ended March 31, 2010

For the three month period ended March 31, 2010, consolidated revenues totaled $41.9 million, an 11.6% decline from the corresponding prior year period.  Our revenue decline in the first quarter of 2010 is primarily attributable to the economy and its negative impact on the customers we serve (i.e. life insurance industry), and to a lesser extent, poor weather in certain regions of the U.S. limiting our ability to deliver services.  While the general economy may start to improve in 2010, we are unsure if the demand for our customers’ life insurance products will experience a rebound in 2010.   As a result, we plan to continue to take actions to decrease our cost structure and plan to continue to closely monitor capital expenditures in 2010.

Although revenues declined in the first quarter of 2010, our gross margin has continued to improve.  Gross margin for the first quarter of 2010 was 26.6%, an improvement of 50 basis points over the comparable prior year period, resulting primarily from productivity gains and cost reductions.  In addition, we reduced our selling, general and administrative expenses to $11.7 million, representing a reduction of $2.1 million, or approximately 15.3% from the prior year period.  As detailed in the Portamedic highlights, included in S,G&A expense is increased depreciation expense of approximately $0.5 million and $0.8 million for the first quarter of 2010 and 2009, respectively, related to the reduction of the estimated useful life of our current customer service order tracking information technology (“IT”) systems.

For the first quarter of 2010, we incurred a loss from continuing operations of $0.7 million, or $(0.01) per share, which included restructuring charges of approximately $0.1 million. This represents an improvement from the first quarter of 2009 loss from continuing operations of $1.8 million, which included restructuring charges of approximately $0.2 million.

Portamedic

In the quarter ended March 31, 2010, Portamedic revenues decreased approximately 11.2% in comparison to the prior year period.  We continue to believe that achieving acceptable profitability levels will require top-line revenue growth, including the reversal of past revenue declines. Although we have approvals from over 90% of the insurance carriers in the marketplace, the number of paramedical examinations we complete on life insurance applicants continues to decline.

The rate of decline in completed examinations in the first quarter 2010 was 10.3% compared to the first quarter of 2009. The rate of decline in completed examinations for the full year 2009 was 8.3% compared to 2008.  In order to reverse our decline in completed examinations, we must achieve greater success in turning carrier approvals into unit sales at the local agent, corporate and brokerage levels.  We continue to take steps to strengthen our local sales force, including hiring more sales representatives, streamlining our sales tracking systems, improving sales training, and focusing sales incentives on increases in paramedical exams completed (i.e, unit goals).

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

•
In April 2010, we began deploying a new electronic system for capturing paramedical exam information which will utilize wireless electronic devices, linked to secure corporate servers.  This new “iParamed e-Exam” service will provide our customers with real-time quality assurance at the time of exam.  The cycle time required for insurance carriers to process applications is also expected to be reduced.

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

•
In an effort to improve the speed, accuracy and consistency of services provided to our Portamedic customers, we decided in December 2008 to begin the development of a new customer service order tracking IT system.  In utilizing our current IT system, we license the software and, as such, have difficulties in quickly implementing improvements and enhancements to the software.  Our new IT system is expected to eliminate these difficulties and is expected to operate at a significantly lower cost and cash outlay in the future relative to our existing system.  Our new customer service system is expected to cost approximately $1.4 million and is scheduled for completion in mid-2010.  As a result of the development of this new system, we have reduced the estimated useful life of our current IT system to terminate in the third quarter of 2010.  This reduction in useful life increased depreciation expense (non-cash charge) by approximately $0.5 million and $0.8 million in the first quarter of 2010 and 2009, respectively.  We believe that our investment in this new customer service system will enhance the quality of service to our customers, while improving productivity and decreasing future cash outlay.

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

Heritage Labs

Heritage Labs services consist principally of performing tests of blood, urine and/or oral fluid specimens; and the assembly and sale of kits used in the collection and transportation of such specimens to its lab facility.  In the first quarter of 2010, approximately 59% of Heritage Labs revenue came from lab testing and 41% came from the sale of specimen kits.

Most of Heritage Labs revenue originates from paramedical exam companies (including Portamedic), and therefore Heritage Labs is affected by the same negative market trends affecting Portamedic, namely the decline in the number of life insurance applications.  In response, Heritage Labs has taken the following steps to expand its market share and increase revenues:

•
In December 2009, we hired a new Chief Operating Officer to oversee the operations of our Heritage Labs and Health & Wellness service lines.  This individual has over 15 years of financial and operations experience in manufacturing and distribution businesses and will assist Heritage Labs and Health & Wellness to streamline and improve distribution processes and operations, while reducing operating costs.

•
In early 2009, Heritage Labs moved its lab facilities to a new, larger location which is expected to increase productivity and enable new service/product offerings, including offerings focusing outside the paramedical exam marketplace.

•
Heritage Labs hired a medical director in 2008 to help improve the value added services provided to customers and to aid in gaining new business.  The main focus of the medical director has been to use sophisticated data modeling to gain a better understanding of the true mortality consequences of the laboratory tests that we provide to the insurance industry.  Our objective has been to assist our clients in their ability to develop new insurance products and establish more accurate premium rating or pricing techniques using the lab mortality data that we have developed.  We have also begun to develop risk scores to help our insurance clients better understand the mortality implications between and among interactions of multiple tests related to specific disease states. We believe that the mortality data we are providing is unique and more complex than the data being provided by our competitors.  We believe we will be able to leverage the value of the data we supply to gain new business in 2010.

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

While we intend for these measures to increase our market share and revenues, there can be no assurance we will achieve those results. Heritage Labs revenues in the first quarter of 2010 of $3.4 million decreased 13.9% in comparison to the prior year period.  We believe that, through increased test kit sales and Portamedic revenue improvements, we may achieve future growth at Heritage Labs.

Health & Wellness

Our Health and Wellness service line, established in 2007, recorded revenues of approximately $2.5 million in the first quarter of 2010, an increase of $0.1 million, or approximately 5.9%, from the prior year period.  In the first quarter of 2010, we completed approximately 53,000 health screenings compared to 52,000 screenings in the first quarter of 2009.  We currently provide our services to 54 health management companies, up from 34 health management companies in the first quarter of 2009.  We have conducted screening events in every state in the U.S. as well as the District of Columbia and Puerto Rico.  To date, we have certified approximately 2,900 of the examiners in our network to be “wellness certified” examiners.

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

We believe that we are well-positioned to capture a significant share of the health and care management market,   given our Company’s unique set of assets, including our own laboratory (Heritage Labs), systems and personnel and access to our network of paramedical examiners.

Hooper Holmes Services

For the first quarter 2010, Hooper Holmes Services revenues decreased 19.7% in comparison to the prior year period.  A significant contributing factor to this decrease was reduced underwriting service revenues from several of our largest insurance company customers.  These customers experienced a substantial slowdown in their business (reduced insurance applications) which resulted in a significant amount of underwriting services previously outsourced to us being greatly reduced or taken back in-house by customers.

Also significantly contributing to the decrease in Hooper Holmes Services revenue is a 14.3% decline in our first quarter 2010 attending physician statement (APS) retrieval revenue as compared to the first quarter of 2009; and a 26.9% decline in first quarter 2010 revenues from our tele-underwriting/interviewing services compared to the prior year period. These revenue declines are attributable to the overall decrease in life insurance application activity

In 2009, we implemented cost reduction actions in an attempt to bring expenses in-line with our reduced revenues.  These actions included a significant reduction of staff, along with several office closures. Additional cost reduction activities occurred during the first quarter of 2010.

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

In the first quarter of 2010, we monitored the following metrics:

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three month periods ended March 31, 2010 and 2009

The table below sets forth our revenue by service line for the periods indicated.

	For the Three Months Ended March 31,
(in thousands)	2010	2009	% Change

Portamedic	$31,114	$35,024	-11.2%
Heritage Labs	3,417	3,970	-13.9%
Health and Wellness	2,515	2,374	5.9%
Hooper Holmes Services	5,442	6,777	-19.7%
Subtotal	42,488	48,145	-
Intercompany eliminations(a)	(570)	(710)	-
Total	$41,918	$47,435	-11.6%

(a) represents intercompany sales from Heritage Labs to Portamedic

Revenues

Consolidated revenues for the three month period ended March 31, 2010 were $41.9 million, a decline of $5.5 million or 11.6% from the prior year period. As explained in greater detail below, similar market forces influenced the revenues and operating results of our service lines throughout the three month period ended March 31, 2010.

Portamedic

Portamedic revenues in the first quarter of 2010 were $31.1 million, a decrease of $3.9 million, or 11.2%, compared to the prior year period.  The decline in Portamedic revenues reflects the net impact of:

•
decreased paramedical examinations performed in the first quarter of 2010 of approximately 10.4% (355,000 in the first quarter of 2010, or 5,636 per day vs. 396,000 in the first  quarter of 2009, or 6,281 per day);

•
lower average revenue per paramedical examination in the first quarter of 2010 of approximately 1.6% as compared to the first quarter of 2009 ($88.49 in the first quarter of 2010 vs. $89.94 in the first quarter of 2009).

We attribute the reduction in the number of paramedical examinations and related services performed in the first three months of 2010 to a decline in life insurance application activity at several of our large customers, poor weather in certain regions of the U. S. which limited our ability to deliver services, and the continued weakness of the U.S. economy.

Heritage Labs

Heritage Labs revenues in the first quarter of 2010 were $3.4 million, a decrease of $0.6 million, or 13.9%, compared to the prior year period.  This decrease is attributable to a decline in specimen kit revenue and insurance specimen revenue.

Revenue from Heritage Labs specimen kits in the first quarter of 2010 were $1.4 million, a decrease of $0.4 million, or 20%, compared to the prior year period and is primarily attributable to reduced demand from one large customer.

During the first quarter of 2010, Heritage Labs tested 5.0% less insurance specimens compared to the prior year period (134,000 in the first quarter of 2010 vs. 141,000 in the first quarter of 2009).   Heritage Labs average revenue per insurance specimen tested decreased in the first quarter of 2010 compared to the prior year period ($15.26 in the first quarter of 2010 vs. $15.72 in the first quarter of 2009).

The decline in Heritage Labs revenue for the three months ended March 31, 2010 as compared to the prior year period was primarily due to reduced demand for lab testing services resulting from fewer insurance applications processed by Heritage Labs customers and in the number of paramedical examinations completed by Portamedic.  Approximately 75-80% of total specimens tested by Heritage Labs originate from a Portamedic paramedical exam or a Health and Wellness screening.  The decreased average revenue per specimen experienced in the first quarter of 2010 is primarily due to a reduction in the amount we charged our customers resulting from a reduction in overnight delivery costs incurred by us and passed on to our customers.  To a lesser extent, product mix also contributed to the decrease in average revenue per specimen for the first quarter of 2010 as compared to the first quarter of 2009.

Health and Wellness

Health and Wellness revenues in the first quarter of 2010 were $2.5 million, an increase of $0.1 million, or 5.9%, compared to the prior year period.   Health and Wellness, established in 2007, completed approximately 53,000 health screenings in the first quarter of 2010, compared to approximately 52,000 screenings completed in the prior year period.  We currently provide services to 54 health management companies, up from 34 in the first quarter of 2009.   We have conducted screening events in every state in the U.S. as well as The District of Columbia and Puerto Rico.  To date, we have certified approximately 2,900 of the examiners in our network to be “wellness certified” examiners.  Our revenue increase in the first quarter of 2010 compared to the first quarter of 2009 is primarily due to our sales and marketing efforts, as we continue to grow and develop this business.

Hooper Holmes Services

Hooper Holmes Services revenues for the first quarter of 2010 were $5.4 million, a decline of $1.3 million, or 19.7% from the prior year period.

Our Health Information Services, which includes attending physician statement (“APS”) retrieval and physicians information line (“PIL”), is the largest revenue component within Hooper Holmes Services.  Revenues from Health Information Services decreased 14.8% to $3.3 million for the first quarter of 2010 versus the prior year period. The decrease in revenues is primarily due to a reduction in the number of APS units of approximately 16.6% as compared to the first quarter of 2009, attributable to the overall decline in life insurance activity. The average price per unit of an APS in the first quarter of 2010 was consistent with the prior year period.

Consumer Services includes our tele-underwriting/interviewing services. Revenue from Consumer Services for the first quarter of 2010 decreased 26.9% to $1.3 million, as compared to the prior year period.  The decrease in revenue is primarily due to a decline of 27.6% in the number of tele-underwriting/interviewing units completed. The average price per unit in the first quarter of 2010 was consistent with the prior year period.

Health Risk Analytics includes our risk management and underwriting services. Revenues declined 24.6% in the first quarter of 2010 to $0.9 million compared to the prior year period.  The decrease is primarily due to the overall decline in life insurance application activity, which resulted in a significant amount of underwriting services previously outsourced to us being greatly reduced or taken back in-house by customers.

Cost of Operations

Consolidated cost of operations amounted to $30.7 million for the first quarter of 2010, compared to $35.0 million for the prior year period. The following table shows cost of operations as a percentage of revenues for the corresponding service lines.

(in thousands)	For the three months ended March 31,
		As a % of		As a % of
	2010	Revenues	2009	Revenues
Portamedic/Health & Wellness	$24,379	72.5%	$27,509	73.6%
Heritage Labs	2,244	65.7%	2,490	62.7%
Hooper Holmes Services	4,591	84.4%	5,750	84.8%
Subtotal	31,214	-	35,749	-
Intercompany eliminations (a)	(465)	-	(710)	-
Total	$30,749	73.4%	$35,039	73.9%

(a) represents intercompany cost of operations pertaining to sales from Heritage Labs to Portamedic

The decrease in the consolidated cost of operations for the first quarter of 2010 compared to the first quarter of 2009 was primarily attributable to lower cost of operations in our Portamedic and Hooper Holmes Services service lines attributable to reduced revenue levels and cost reduction initiatives implemented as revenues declined. Also, a lower overall cost structure was achieved by our July 2009 integration of our Underwriting Solutions and Infolink service lines into our Hooper Holmes Services service line.

Selling, General and Administrative Expenses

(in thousands)	For the three months ended March 31,		Decrease
	2010	2009	2010 vs. 2009
Selling, general and administrative expenses	$11,710	$13,832	$(2,122)

Consolidated selling, general and administrative (“SG&A”) expenses for the three month period ended March 31, 2010 decreased $2.1 million, compared to the corresponding prior year period.

The decrease in SG&A expenses for the three month period ended March 31, 2010 compared to the prior year period is primarily due to:

•	reduced incentive compensation expense totaling $0.2 million;

•	reduced Portamedic regional and administrative salaries and related expenses totaling $0.2 million;

•	reduced 401k employer match relating to the elimination of the 401k Company match totaling $0.2 million;

•	reduced audit and general business taxes totaling $0.2 million;

•	reduced health insurance costs totaling $0.5 million;

•	reduced consulting costs associated with a strategic advisor retained in 2009 and totaling $0.3 million; and

•
reduced accelerated depreciation expense related to the reduction of the estimated useful life of our current customer service order tracking information technology (“IT”) systems totaling $0.3 million.

Restructuring Charges

For the three month period ended March 31, 2010 and 2009, we recorded restructuring charges of approximately $0.1 million and $0.2 million, respectively.  The charges are attributable to employee severance costs related to cost reduction actions related to our core Portamedic and Hooper Holmes Services service lines.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the three month period ended March 31, 2010 was $(0.6) million, or (1.6%) of consolidated revenues compared to a consolidated operating loss from continuing operations for the three month period ended March 31, 2009 of $(1.6) million, or (3.4%) of consolidated revenues.

Other income/expense

Interest income for the three month period ended March 31, 2010 was $0.05 million compared to $0.02 million for the prior year period.  The increase for the three month period ended March 31, 2010 is due to higher cash balances.

Other expenses, net for the three month period ended March 31, 2010 and 2009 was $0.1 and $0.1 million, respectively.

Income Taxes

For the three month period ended March 31, 2010 and 2009, we recorded $0.01 million and $0.02 million, respectively, in state income tax expense resulting from certain state tax liabilities.  No federal tax benefit was recorded relating to the current year losses, as we continue to believe that a full valuation allowance is required on our net deferred tax assets.

Loss from Continuing Operations

Loss from continuing operations for the three month period ended March 31, 2010 was $(0.7) million, or $(0.01) per share, compared to $(1.8) million, or $(0.03) per share, in the same period of the prior year.

Discontinued Operations

As previously disclosed, on October 9, 2007, we completed the sale of our U.K subsidiary, Medicals Direct Group (“MDG”).  In connection with the sale of MDG, we agreed to indemnify the purchaser for certain pre-closing tax liabilities.  As of December 31, 2008, we had a liability totaling $1.4 million relating to these pre-closing tax obligations of MDG.  In the first quarter of 2009, we recorded an additional reserve of $0.04 million in loss on sale of subsidiaries.

On May 7, 2009, we reached a settlement agreement with Medicals Direct Holding Limited (“MD”) (successor-in-interest to the purchaser of MDG) whereby the Company and MD agreed to fully release and discharge each other from any and all claims known or unknown under the MDG Stock Purchase Agreement and the Tax Deed executed on October 9, 2007. On May 8, 2009, we paid MD the sum of $0.3 million, and further released MD from the additional purchase price payments due us, totaling $1.2 million.

Liquidity and Capital Resources

As of March 31, 2010, our primary sources of liquidity are our holdings of cash and cash equivalents and our revolving line of credit. At March 31, 2010 and December 31, 2009, our working capital was $30.7 million and $30.1 million, respectively.  Our current ratio as of March 31, 2010 and December 31, 2009 was 3.2 to 1. Significant uses and sources affecting our cash flows for the three month period ended March 31, 2010 include:

•	an increase in accounts receivable of $1.4 million:

•	restructuring payments related to employee severance totaling $0.1 million; and

•	capital expenditures of $0.6 million.

These uses of cash were partially offset by:

•	a decrease in other assets of $0.4 million;

•	receipt of a $1.5 million income tax refund; and

•	an increase in accounts payable, accrued expense and other long-term liabilities of $0.2 million.

For of the three month periods ended March 31, 2010 and 2009, we incurred losses from continuing operations of $0.7 and $1.8 million, respectively, which includes losses from operations and restructuring charges.  Included in these losses is depreciation and amortization expense of $1.6 million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively.  We have managed our liquidity through the sale of certain assets in 2008 and a series of cost reduction initiatives.

As of March 31, 2010, we had $17.7 million in cash and cash equivalents and no outstanding debt.  Our net cash provided by operating activities of continuing operations for the three month periods ended March 31, 2010 and 2009 were $1.9 million and $0.2 million, respectively.

For the three months ended March 31, 2010, our consolidated revenues totaled $41.9 million, representing a decline of approximately 11.6% from the prior year period.  In response to the declining revenues, we have taken, and continue to take actions to reduce our costs including headcount reductions, wage and hiring freezes, office closures and consolidations, and a reduction in general operating expenses.  These actions are expected to further reduce expenses for the remainder of 2010 and thereafter.

Based on our anticipated level of future revenues, the cost reduction initiatives implemented to date, along with our existing cash, cash equivalents and borrowing capacity, we believe we have sufficient funds to meet our cash needs through at least March 31, 2011.

Uncertainties with respect to the current economic climate may lead to further reductions in revenues.  If revenues continue to decline, operating losses will continue, and we will be required to take additional actions to further reduce costs, capital spending and restructure operations.  This would also reduce our cash reserves and potentially require us to borrow under the Loan and Security Agreement with TD Bank.  Furthermore, there is no guarantee that our cost reduction actions will generate the cost savings necessary to offset declining revenues and operating profits.  If we are unsuccessful in implementing additional cost reduction initiatives and/or if revenues continue to decline at levels similar or worse than that experienced in the past two years, we may fail the financial covenant contained in the Loan and Security Agreement and therefore would be prohibited from borrowing and constitute an event of default under the Loan and Security Agreement.  These and other factors would adversely affect our liquidity and our ability to generate profits in the future.

Cash Flows from Operating Activities

For the three month periods ended March 31, 2010 and 2009, net cash provided by operating activities of continuing operations was $1.9 million and $0.2 million, respectively.

The net cash provided by operating activities of continuing operations for the three month period ended March 31, 2010 of $1.9 million reflects a loss of $0.7 million from continuing operations, and includes non-cash charges of $1.6 million of depreciation and amortization and $0.2 million of share-based compensation expense. Net cash provided by operating activities also included the receipt of a $1.5 million federal tax refund. Changes in working capital also included:

•
an increase in accounts receivable of $1.4 million, primarily due to decreased Portamedic cash collections.  Our consolidated days sales outstanding (DSO), measured on a rolling 90-day basis was 47 days at March 31, 2010, compared to 41 days at December 31, 2009 and 50 days at March 31, 2009.  Historically, our accounts receivable balances and our DSO are at their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out.  Historically, we experience an increase in DSO during the first quarter of each year, in comparison to the prior year-end DSO position.  We believe our persistent collection efforts, along with our continued focus on electronic customer billing will reduce our DSO over the remainder of the year, as has historically been the case.  Our consolidated allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $0.1 million since December 31, 2009, of which $0.1 million was reversed to revenue during the three month period ended March 31, 2010;

•	an increase in accounts payable, accrued expenses and other long-term liabilities of $0.2 million; and

•	a decrease in other assets of $0.4 million.

The net cash used in operating activities of continuing operations for the three month period ended March 31, 2009 of $0.2 million reflects a loss of $1.8 million from continuing operations, and includes a non-cash charge of $1.9 million of depreciation and amortization. Changes in working capital items included:

•
an increase in accounts receivable of $0.8 million, primarily due to a reduction in Portamedic cash collections during the first three months of 2009. Our DSO, measured on a rolling 90-day basis was 50 days at March 31, 2009, compared to 48 days at December 31, 2008; and

•	an increase in accounts payable, accrued expenses and other long-term liabilities of $0.7 million

Cash Flows used in Investing Activities

For the three month period ended March 31, 2010, we used $0.6 million in net cash for investing activities of continuing operations for capital expenditures.

For the three month period ended March 31, 2009, we used $1.4 million in net cash for investing activities of continuing operations for capital expenditures.  Net cash provided by investing activities of discontinued operations during the three month period ended March 31, 2009 was $0.1 million primarily due to receipt of the final payment related to the sale of the CED.

Cash Flows used in Financing Activities

The net cash used in financing activities of continuing operations for the three month period ended March 31, 2010 of $0.03 million represents capital lease payments.

The net cash used in financing activities of continuing operations for the three month period ended March 31, 2009 of $0.2 million represents debt issuance costs associated with our Loan and Security Agreement with TD Bank and $0.3 million of capital lease payments.

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

In connection with the Loan and Security Agreement, we paid closing fees of $0.2 million to the lender.  We are also obligated to pay, on a monthly basis in arrears, an unused line fee (usage fee) equal to 1% per annum on the difference between $15 million and the average outstanding principal balance of cash advances under the revolving credit line plus the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.  In addition, we are required to pay an annual loan fee of $0.1 million.  During the three months ended March 31, 2010, we incurred unused fees of $0.04 million.

As security for our full and timely payment and other obligations under the Loan and Security Agreement, we have granted TD Bank a security interest in all of our existing and after-acquired property and our subsidiary guarantors, including our receivables (which are subject to a lockbox account arrangement), inventory and equipment.  As further security, we have granted TD Bank a mortgage lien encumbering our corporate headquarters.  In addition, the obligations are secured under the terms of security agreements and guarantees provided by all of our subsidiaries.  The aforementioned security interest and mortgage lien are referred to herein as the “Collateral”.

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

The Loan and Security Agreement contains a financial covenant, which requires us to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of January 31, 2010, and as of the end of each of our fiscal quarters thereafter.  The fixed charge coverage ratio allows for the exclusion of capital expenditures in excess of one dollar from the denominator of the calculation, provided we maintain pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  Our average cash balances at TD Bank for the 90 days ended March 31, 2010 exceeded the pre-defined cash balance requirement under the fixed charge coverage ratio, thereby allowing all capital expenditures in excess of one dollar to be excluded from the denominator of the fixed charge coverage ratio calculation.  As of March 31, 2010, our fixed charge coverage ratio measured on a trailing 12-month period and excluding capital expenditures in excess of one dollar was 12.5 to 1.0 and, as such, we satisfied the financial covenant.  However, there is no assurance that we will satisfy this financial covenant as of each fiscal quarter thereafter.

On April 22, 2009, we obtained from TD Bank and issued a letter of credit under the Loan and Security Agreement in the amount of $0.5 million to the landlord of our Heritage Labs facility as security for performance of our obligations under the lease.  The letter of credit will automatically extend for additional periods of one year, unless notice is given to terminate the letter of credit 60 days prior to its expiration date.  In no event shall the letter of credit be renewed beyond December 31, 2011.  Also, in December 2009, we opened a $0.1 million TD VISA credit card account to be used by Hooper Holmes Services medical records retrieval service line. The letter of credit and the credit card reduced our borrowing capacity under our revolving line of credit.  As of March 31, 2010, our borrowing capacity under the revolving line of credit totals $14.4 million.

Our failure, or the failure of any of our subsidiary guarantors, to comply with any of the covenants or the breach of any of our or their representations and warranties, contained in the Loan and Security Agreement, constitutes an event of default under the agreement.  In addition, the Loan and Security Agreement provides that “Events of Default” include the occurrence or failure of any event or condition that, in TD Bank’s sole judgment, could have a material adverse effect (i) on the business, operations, assets, management, liabilities or our condition, (ii) in the value of or the perfection or priority of TD Bank’s lien upon the Collateral, or (iii) in our ability and the ability of our subsidiary guarantors to perform under the Loan and Security Agreement.

The revolving credit loans are payable in full, together with all accrued and unpaid interest, on the earlier of March 8, 2012 or the date of termination of the loan commitments, termination being one of the actions TD Bank may take upon the occurrence of an event of default.  We may prepay any revolving credit loan, in whole or in part without penalty.  We may also terminate the Loan and Security Agreement, provided that on the date of such termination all of its obligations are paid in full.  We will be required to pay an early termination fee equal $0.2 million if termination occurs after the first anniversary but prior to the second anniversary and $0.1 million if termination occurs after the second anniversary, but prior to the Loan and Security Agreement expiration date.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Share Repurchases

We did not purchase any shares of our common stock during the three month periods ended March 31, 2010 and 2009.  Under the terms of the Loan and Security Agreement, we are precluded from purchasing any shares of our common stock.

Dividends

No dividends were paid in the three month periods ended March 31, 2010 and 2009.  We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of the Loan and Security Agreement with TD Bank.

Contractual Obligations

As of March 31, 2010, there have been no material changes in contractual obligations as disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, under the caption “Contractual Obligations”.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There were no changes to our critical accounting policies during the three month period ended March 31, 2010.  Such policies are described in our 2009 annual report on Form 10-K.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 10 to the unaudited interim consolidated financial statements included in this quarterly report.  Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations.  Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings.  As of March 31, 2010, there were no borrowings outstanding.

Based on our market risk sensitive instruments outstanding at March 31, 2010, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

 The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably like to materially affect, our internal control over financial reporting.

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

Readers should carefully consider, in connection with the other information in this Form 10-Q, the risk factors disclosed in Item 1A.  “Risk Factors” in our 2009 annual report on Form 10-K.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fiscal quarter ended March 31, 2010.

ITEM 3	Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2010.

ITEM 4	Removed and Reserved

ITEM 5	Other Information

None

ITEM 6	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hooper Holmes, Inc.

Dated:  May 7, 2010

By: /s/ Roy H. Bubbs
Roy H. Bubbs
Chief Executive Officer and President

By: /s/ Michael J. Shea
Michael J. Shea
Senior Vice President and Chief Financial Officer