Form 10-Q
period 2010-06-30
HOOPER HOLMES INC
filed 2010-08-06
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010

or

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

The number of shares outstanding of the Registrant’s common stock as of July 31, 2010 were:
Common Stock, $.04 par value – 69,589,587 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES
INDEX

			Page No.
PART I –	Financial Information (unaudited)

	ITEM 1 –	Financial Statements

		Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	1

		Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	2

		Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	3

		Notes to Unaudited Consolidated Financial Statements	4-14

	ITEM 2 –	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-29

	ITEM 3 –	Quantitative and Qualitative Disclosures About Market Risk	30

	ITEM 4 –	Controls and Procedures	30

PART II –	Other Information

	ITEM 1 –	Legal Proceedings	30-31

	ITEM 1A –	Risk Factors	31

	ITEM 2 –	Unregistered Sales of Equity Securities and Use of Proceeds	31

	ITEM 3 –	Defaults upon Senior Securities	31

	ITEM 4 –	Removed and Reserved	31

	ITEM 5 –	Other Information	32

	ITEM 6 –	Exhibits	32

		Signatures	33

PART I – Financial Information

Consolidated Balance Sheets
(unaudited)
 (In thousands, except share and per share data)

	June 30, 2010	December 31, 2009
ASSETS (Note 10)
Current assets:
Cash and cash equivalents	$19,459	$16,495
Accounts receivable, net of allowance for doubtful accounts of $1,080 and $1,237 at June 30, 2010 and December 31, 2009, respectively	20,107	20,365
Inventories	2,444	2,750
Income tax receivable	18	1,479
Other current assets	1,660	2,816
Total current assets	43,688	43,905

Property, plant and equipment at cost	47,648	45,739
Less: Accumulated depreciation and amortization	36,800	34,184
Property, plant and equipment, net	10,848	11,555

Intangible assets, net	726	932
Other assets	293	310
Total assets	$55,555	$56,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,273	$5,167
Accrued expenses	6,538	8,636
Total current liabilities	11,811	13,803
Other long-term liabilities	1,261	1,473
Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 69,598,982 shares and 68,713,982 shares as of June 30, 2010 and December 31, 2009, respectively. Outstanding: 69,589,587 shares and 68,704,587 shares at June 30, 2010 and December 31, 2009, respectively.	2,784	2,748
Additional paid-in capital	148,010	147,507
Accumulated deficit	(108,240)	(108,758)
	42,554	41,497
Less: Treasury stock, at cost; 9,395 shares as of June 30, 2010 and December 31, 2009	(71)	(71)
Total stockholders’ equity	42,483	41,426
Total liabilities and stockholders' equity	$55,555	$56,702

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
(unaudited)
 (In thousands, except share and per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Revenues	$40,714	$46,212	$82,632	$93,647
Cost of operations	29,940	33,292	60,689	68,331
Gross profit	10,774	12,920	21,943	25,316
Selling, general and administrative expenses	10,975	12,661	22,685	26,493
Restructuring and other charges	131	690	239	878
Operating loss from continuing operations	(332)	(431)	(981)	(2,055)
Other income (expense):
Interest expense	(3)	(1)	(6)	(1)
Interest income	27	20	77	44
Other income (expense), net	1,543	(68)	1,455	(201)
	1,567	(49)	1,526	(158)
Income (loss) from continuing operations before income taxes	1,235	(480)	545	(2,213)

Income tax expense	13	21	27	38

Income (loss) from continuing operations	1,222	(501)	518	(2,251)

Discontinued operations:
Loss on sale of subsidiary	-	-	-	(41)
	-	-	-	(41)
Net income (loss)	$1,222	$(501)	$518	$(2,292)
Basic and diluted income (loss) per share:
Continuing operations
Basic	$0.02	$(0.01)	$0.01	$(0.03)
Diluted	0.02	(0.01)	0.01	(0.03)
Discontinued operations
Basic	$-	$-	$-	$-
Diluted	-	-	-	-
Net income (loss)
Basic	$0.02	$(0.01)	$0.01	$(0.03)
Diluted	0.02	(0.01)	0.01	(0.03)

Weighted average number of shares:
Basic	69,566,125	68,684,477	69,283,316	68,679,559
Diluted	69,988,628	68,684,477	69,955,901	68,679,559

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
 (Unaudited, in thousands)

	Six Months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$518	$(2,292)
Loss from discontinued operations, net of income taxes	-	(41)
Income (loss) from continuing operations	518	(2,251)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation	2,677	3,561
Amortization	206	289
Provision for bad debt expense	108	34
Share-based compensation expense	387	304
Loss on disposal of fixed assets	9	147
Change in assets and liabilities, net of effect
from disposition of business:
Accounts receivable	150	1,848
Inventories	306	(320)
Other assets	1,176	(263)
Income tax receivable	1,461	12
Accounts payable, accrued expenses and other long-term liabilities	(2,322)	5
Net cash provided by operating activities of continuing operations	4,676	3,366
Net cash used in operating activities of discontinued operations	-	(300)
Net cash provided by operating activities	4,676	3,066

Cash flows from investing activities:
Capital expenditures	(1,697)	(2,008)
Net cash used in investing activities of continuing operations	(1,697)	(2,008)
Net cash provided by investing activities of discontinued operations	-	83
Net cash used in investing activities	(1,697)	(1,925)

Cash flows from financing activities:
Proceeds from issuance of stock related to employee stock purchase plan	153	-
Reduction in capital lease obligation	(67)	(64)
Debt financing fees	(101)	(256)
Net cash used in financing activities of continuing operations	(15)	(320)
Net cash provided by (used in) financing activities of discontinued operations	-	-
Net cash used in financing activities	(15)	(320)

Net increase in cash and cash equivalents	2,964	821
Cash and cash equivalents at beginning of period	16,495	11,547
Cash and cash equivalents at end of period	$19,459	$12,368

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$519	$93
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$57	$31

See accompanying notes to consolidated financial statements.

HOOPER HOLMES, INC.

Notes to Unaudited Consolidated Financial Statements
June 30, 2010
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

The results of operations for the three and six month periods ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for any other interim period or the full year.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

c)      In December 2008, the Company decided to develop a new customer service order tracking IT system to improve the speed, accuracy and consistency of services provided to its Portamedic and Hooper Holmes Services customers.    Accordingly, in December 2008, the Company reduced the estimated useful life of its current IT system to terminate in the third quarter of 2010.  During the second quarter of 2010, the Company revised its estimate for completion of the new system to year end 2010.  This reduction in useful life will result in accelerated  depreciation expense (non-cash charge) in 2010 by approximately $1.2 million.  For the three and six month periods ended June 30, 2010, net income decreased $0.2 million (less than $0.01 per share on a basic and diluted basis) and $0.7 million ($0.01 per share on a basic and diluted basis), respectively, as a result of the reduction in the useful life of the current IT system.  For the three and six month periods ended June 30, 2009, net loss increased $0.8 million ($0.01 per share on a basic and diluted basis) and $1.6 million ($0.02 per share on a basic and diluted basis), respectively, as a result of the reduction in the useful life of the current IT system.

d)      Certain reclassifications have been made to the prior year’s consolidated financial statements in order to conform to the current year’s presentation.

Note 2:	Liquidity

For the six month period ended June 30, 2010, the Company reported income from continuing operations of $0.5 million, and for the six month period ended June 30, 2009 the Company incurred a loss from continuing operations of $2.3 million. These results include losses from operations and, restructuring and other charges.  Also included in these results is depreciation and amortization expense of $2.9 million and $3.9 million for the six month periods ended June 30, 2010 and 2009, respectively.  Included in the results from continuing operations for the period ending June 30, 2010, in Other income (expense), net, is the reversal of $1.6 million relating to previously accrued interest and penalties associated with a state unclaimed property matter for which the audit period has lapsed.  The Company has managed its liquidity through the sale of certain assets in 2008 and a series of cost reduction initiatives.

At June 30, 2010, the Company had approximately $19.5 million in cash and cash equivalents and no outstanding debt.  The Company’s net cash provided by operating activities of continuing operations for the six month periods ended June 30, 2010 and 2009 was $4.7 million (of which $1.5 million represents receipt of a tax refund) and $3.4 million, respectively.

As discussed in Note 10, on March 9, 2009 the Company entered into a three year Loan and Security Agreement (the “Loan and Security Agreement”) with TD Bank, N.A., (“TD Bank”), which provides the Company with a revolving line of credit limited to the lesser of $15 million, or 85% of eligible accounts receivable (as defined in the Loan and Security Agreement).  The Loan and Security Agreement contains a financial covenant, which requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of the end of each of the Company’s fiscal quarters.  The fixed charge coverage ratio allows for the exclusion of capital expenditures in excess of one dollar from the denominator of the calculation, provided the Company maintains pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  As of June 30, 2010, the Company’s average cash balances at TD Bank for the 90 days ended June 30, 2010 exceeded the pre-defined cash balance requirement under the fixed charge coverage ratio, thereby allowing all capital expenditures in excess of one dollar to be excluded from the denominator of the fixed charge coverage ratio calculation.  As of June 30, 2010, the Company’s fixed charge coverage ratio measured on a trailing 12-month period and excluding capital expenditures in excess of one dollar was 15.4 to 1.0 and, as such, the Company satisfied the financial covenant.  However, there is no assurance that the Company will satisfy this financial covenant as of each fiscal quarter thereafter.

On April 22, 2009, the Company obtained from TD Bank and issued a letter of credit under the Loan and Security Agreement in the amount of $0.5 million in favor of the landlord of the Company’s Heritage Labs facility as security for performance of the Company’s obligations under the lease.  The letter of credit will automatically extend for additional periods of one year, unless notice is given to terminate the letter of credit 60 days prior to its expiration date.  In no event shall the letter of credit be renewed beyond December 31, 2011. Also in December 2009, the Company opened a credit card account with $0.1 million in available credit to be used by Hooper Holmes Services medical records retrieval service line. The letter of credit and the credit card reduced the Company’s borrowing capacity under its revolving line of credit.  As of June 30, 2010, the Company’s borrowing capacity under the revolving line of credit totaled $14.4 million.

For the six months ended June 30, 2010, the Company’s consolidated revenues totaled $82.6 million, representing a decline of approximately 11.8% from the prior year period.  In response to declining revenues, the Company has taken certain actions to reduce its costs including headcount reductions, wage and hiring freezes, office closures and consolidations, and a reduction in capital expenditures and general operating expenses.  These actions are expected to further reduce expenses during the remainder of 2010 and thereafter.

The current challenging economic climate may lead to further reductions in revenues.  If revenues continue to decline, operating losses may continue, and the Company will be required to take additional actions to further reduce costs, capital spending and restructure operations.  This would also reduce the Company’s cash reserves and potentially require the Company to borrow under the Loan and Security Agreement with TD Bank. Furthermore, there is no guarantee that the Company’s current and future cost reduction actions will generate the cost savings necessary to offset declining revenues and operating profits.  If the Company is unsuccessful in implementing additional cost reduction initiatives and/or revenues continue to decline at levels similar to or worse than that experienced during the past three years, the Company may fail the financial covenant contained in the Loan and Security Agreement and therefore would be prohibited from borrowing as such failure would constitute an event of default under the Loan and Security Agreement.  These and other factors would adversely affect the Company’s liquidity and its ability to generate profits in the future.

Based on the Company’s anticipated level of future revenues, the cost reduction initiatives implemented to date, along with the Company’s existing cash, cash equivalents and borrowing capacity, the Company believes it has sufficient funds to meet its cash needs through at least June 30, 2011.

Note 3: Concentration of Credit Risk

No one customer accounted for more than 10% of consolidated revenues for the six month periods ended June 30, 2010 and 2009.

The Company’s accounts receivable are due primarily from insurance companies. As of June 30, 2010 and December 31, 2009, no one customer accounted for more than 10% of total consolidated accounts receivable.

Note 4:	Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period.  Diluted income per share for the three and six month periods ended June 30, 2010 was computed by dividing net income by the sum of the weighted average shares outstanding during the period plus dilutive common stock equivalents.

For the three and six month periods ended June 30, 2009, the Company’s weighted average shares outstanding used for computing diluted loss per share for continuing operations, discontinued operations and net loss was the same as that used for computing basic loss per share for the three and six month periods ended June 30, 2009 because the inclusion of common stock equivalents would have been antidilutive.

The computation of basic and diluted earnings per share was as follows (in thousands, except share and per share data):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss) - basic and diluted:
Income (loss) from continuing operations	$1,222	$(501)	$518	$(2,251)
Loss from discontinued operations	-	-	-	(41)
Net income (loss)	$1,222	$(501)	$518	$(2,292)

Weighted average shares outstanding:
Weighted average shares outstanding - basic	69,566,125	68,684,477	69,283,316	68,679,559
Effect of dilutive common stock options	422,503	-	672,584	-
Weighted average shares outstanding - diluted	69,988,628	68,684,477	69,955,901	68,679,559

Earnings per share - basic:
Income (loss) from continuing operations	$0.02	$(0.01)	$0.01	$(0.03)
Loss from discontinued operations	-	-	-	-
Net income (loss)	$0.02	$(0.01)	$0.01	$(0.03)

Earnings per share - diluted:
Income (loss) from continuing operations	$0.02	$(0.01)	$0.01	$(0.03)
Loss from discontinued operations	-	-	-	-
Net income (loss)	$0.02	$(0.01)	$0.01	$(0.03)

Outstanding stock options to purchase approximately 5,040,000 and 5,690,000 shares of common stock were excluded from the calculation of diluted income (loss) per share for the six month periods ended June 30, 2010 and 2009, respectively, due to their antidilutive effect.

Note 5: Share-Based Compensation

Employee Stock-Based Compensation Plan — On May 29, 2008, the Company’s shareholders approved the 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, non-vested stock and performance shares.  The Company filed a Registration Statement on Form S-8 with respect to the 2008 Plan on May 26, 2009. The 2008 Plan provides for the issuance of an aggregate total of 5,000,000 shares.  As of June 30, 2010, the Company is authorized to grant share-based awards of approximately 1,292,500 shares under the 2008 Plan.

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

During the six month periods ended June 30, 2010 and 2009, options for the purchase of 135,000 and 75,000 shares were granted.  The fair value of the stock options granted during the six month periods ended June 30, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the six months ended June 30,
	2010	2009
Expected life (years)	5.4	5.5
Expected volatility	92.1%	65.9%
Expected dividend yield	-	-
Risk-free interest rate	2.6%	1.7%
Weighted average fair value of options
granted during the period	$0.71	$0.13

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

The following table summarizes stock option activity for the six month period ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2009	5,782,100	$2.54
Granted	135,000	0.97
Exercised	-	-
Cancelled	(63,100)	4.01
Forfeitures	(47,500)	3.88
Outstanding balance at June 30, 2010	5,806,500	$2.48	6.5	$140
Options exercisable at June 30, 2010	2,087,750	$4.82	3.6	$-

The aggregate intrinsic value disclosed in the table above represents the difference between the Company’s closing stock price on the last trading day of the second quarter (June 30, 2010) and the exercise price, multiplied by the number of in-the-money stock options.

No stock options were exercised during the six month periods ended June 30, 2010 and 2009.  Options for the purchase of 50,000 shares of common stock vested during the six month period ended June 30, 2010, and the fair value of these options was $0.05 million.  As of June 30, 2010, there was approximately $1.1 million of total unrecognized compensation cost related to stock options.  The cost is expected to be recognized over a weighted average period of 2.9 years.

In July 2009, 500,000 shares of non-vested stock were granted under the 2008 Plan. The shares vest as follows:  25% after two years and 25% on each of the next three anniversary dates thereafter. As of June 30, 2010, no non-vested stock had been forfeited.  The fair value of these stock awards was based on the grant date market value.  As of June 30, 2010, there was approximately $0.2 million of total unrecognized compensation cost related to non-vested stock awards.  The cost is expected to be recognized over 4.1 years.

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

Employee Stock Purchase Plan — The Hooper Holmes, Inc. Stock Purchase Plan (2004) (the “2004 Employee Stock Purchase Plan”) provides for the granting of purchase rights for up to 2,000,000 shares of Company stock to eligible employees of the Company. The plan provides employees with the opportunity to purchase shares on the date 13 months from the grant date (“the purchase date”) at a purchase price equal to 95% of the closing price of the Company’s common stock on the NYSE Amex on the grant date. During the period between the grant date and the purchase date, up to 10% of a participating employee’s compensation, not to exceed $.025 million, is withheld to fund the purchase of shares under the plan. Employees can cancel their purchases at any time during the period without penalty.  In February 2009, purchase rights for up to 850,000 shares were granted with an aggregate fair value of $0.08 million, based on the Black-Scholes pricing model. This offering period concluded in March 2010 and, in accordance with the plan, a total of 850,000 shares were issued for proceeds of $0.2 million.  In February 2010, purchase rights for approximately 278,000 shares were granted with an aggregate fair value of $0.1 million, based on the Black-Scholes option pricing model.  The February 2010 offering period will conclude in March 2011.

Other Stock Awards — On May 30, 2007, the Company’s shareholders approved the Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company’s stock.  The total number of shares that may be awarded under the 2007 Plan is 600,000.  Effective June 1, 2007, each non-employee member of the Board other than the non-executive chair receives 5,000 shares and the non-executive chair receives 10,000 shares of the Company’s stock with such shares vesting immediately upon issuance.  The shares awarded under the 2007 Plan are “restricted securities”, as defined in SEC Rule 144 under the Securities Act of 1933, as amended.  The Company filed a Registration Statement on Form S-8 with respect to the 2007 Plan on April 16, 2008.  The terms of the awards (whether or not restricted) specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board or, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member.  During the six month periods ended June 30, 2010 and 2009, shares awarded under the 2007 Plan totaled 35,000 and 30,000, respectively.

The Company recorded $0.2 million and $0.4 million of share-based compensation expense in selling, general and administrative expenses for the three and six month periods ended June 30, 2010, respectively, and $0.1 million and $0.3 million for the three and six month periods ended June 30, 2009, respectively, related to stock options, non-vested stock, restricted stock awards and the 2004 Employee Stock Purchase Plan.

Note 6:  Discontinued Operations

On June 30, 2008, the Company sold substantially all of the assets and liabilities of its Claims Evaluation Division (“CED”) operating segment. In connection with the sale of the CED, the Company has been released as the primary obligor for certain lease obligations acquired but remains secondarily liable in the event the buyer defaults.  The fair value of the guarantee obligation at June 30, 2010 is $0.2 million.  The guarantee is provided for the term of the lease, which expires in July 2015.  As of June 30, 2010, the maximum potential amount of future payments under the guarantee is $0.6 million.

On October 9, 2007, the Company completed the sale of its U.K subsidiary, Medicals Direct Group (“MDG”).  In connection with the sale of MDG, the Company agreed to indemnify the purchaser for certain pre-closing tax liabilities.  As of December 31, 2008, the Company had a liability totaling $1.4 million relating to these pre-closing tax obligations of MDG.  In the first quarter of 2009, the Company recorded an additional reserve of $0.04 million in loss on sale of subsidiaries.

On May 7, 2009, the Company reached a settlement agreement with Medicals Direct Holding Limited (“MD”) (successor-in-interest to the purchaser of MDG) whereby the Company and MD agreed to fully release and discharge each other from any and all claims known or unknown under the MDG Stock Purchase Agreement and the Tax Deed executed on October 9, 2007. On May 8, 2009, the Company paid MD the sum of $0.3 million and further released MD from the additional purchase price payments due the Company, totaling $1.2 million.

Note 7:  Intangibles

The following table presents certain information regarding the Company’s intangible assets as of June 30, 2010 and December 31, 2009.  All identifiable intangible assets are being amortized over their useful lives, as indicated below, with no residual values.

	Weighted
	Average	Gross
	Useful Life	Carrying	Accumulated	Net
(in thousands)	(years)	Amount	Amortization	Balance
At June 30, 2010:
Non-Competition agreements	4.7	$8,738	$8,738	$-
Customer relationships	9.7	12,502	11,868	634
Trademarks and trade names	15.7	487	395	92
		$21,727	$21,001	$726
At December 31, 2009:
Non-Competition agreements	4.7	$8,738	$8,738	$-
Customer relationships	9.7	12,502	11,675	827
Trademarks and trade names	15.7	487	382	105
		$21,727	$20,795	$932

The aggregate intangible amortization expense for the six months ended June 30, 2010 and 2009 was approximately $0.2 million and $0.3 million, respectively. Assuming no additional change in the gross carrying amount of intangible assets, the estimated intangible amortization expense for fiscal year 2010 is $0.4 million and for fiscal years 2011 to 2013 is $0.3 million, $0.2 million and $0.3 million, respectively.

Note 8: Inventories

Inventory, which consists of finished goods and component inventory, is stated at the lower of average cost or market using the first-in first-out (FIFO) inventory method.   Included in inventories at June 30, 2010 and December 31, 2009 are $1.6 million and $1.7 million of finished goods and $0.8 million and $1.1 million of components, respectively.

Note 9: Restructuring and Other Charges

During the three and six month periods ended June 30, 2010, the Company recorded restructuring charges totaling $0.1 million and $0.2 million, respectively.  The restructuring charges consisted of employee severance costs primarily related to cost reduction actions relating to the Company’s core Portamedic and Hooper Holmes Services service lines.  As of June 30, 2010, all payments relating to this restructuring were complete.

During the three and six month periods ended June 30, 2009, the Company recorded restructuring and other charges totaling $0.7 million and $0.9 million, respectively.  The restructuring charges consisted of employee severance costs and branch office closure costs. Other charges consisted of legal and other costs incurred by the Company and by the shareholder nominees related to the 2009 Board of Directors election proxy contest during the second quarter of 2009, totaling $0.4 million.  For the three and six month periods ended June 30, 2009, employee severance totaled $0.1 million and $0.3 million, respectively, and branch office closure costs totaled $0.2 million and $0.2 million, respectively.  These restructuring charges relate to cost reduction actions relating to the Company’s core Portamedic services and Hooper Holmes Services.

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

Following is a summary of the remaining 2009 restructuring charges as of June 30, 2010:

	Balance at	2010	Balance at
(In millions)	December 31, 2009	Payments	June 30, 2010
Severance	$-	$-	$-
Lease Obligations	0.3	(0.1)	0.2
	$0.3	$(0.1)	$0.2

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

Following is a summary of the remaining 2007 restructuring charges as of June 30, 2010:

	Balance at	2010	Balance at
(In millions)	December 31, 2009	Payments	June 30, 2010
Lease Obligations	$0.1	$-	$0.1

At June 30, 2010, $0.3 million of restructuring charges were recorded in accrued expenses in the accompanying consolidated balance sheet. Cash payments related to the above described restructuring charges are expected to be completed within the next twelve months.

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

In connection with the Loan and Security Agreement, the Company paid closing fees of $0.2 million to the lender.  The Company is also obligated to pay, on a monthly basis in arrears, an unused line fee (usage fee) equal to 1% per annum on the difference between $15 million and the average outstanding principal balance of cash advances under the revolving credit line plus the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.  In addition, the Company is required to pay an annual loan fee of $0.1 million.  During the three and six month periods ended June 30, 2010, the Company incurred unused line fees of $0.04 million and $0.1 million, respectively.

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

The Loan and Security Agreement contains a financial covenant, which requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of the end of each of the Company’s fiscal quarters.  The fixed charge coverage ratio allows for the exclusion of capital expenditures in excess of one dollar from the denominator of the calculation, provided the Company maintains pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  The Company’s average cash balances at TD Bank for the 90 days ended June 30, 2010 exceeded the pre-defined cash balance requirement under the fixed charge coverage ratio, thereby allowing all capital expenditures in excess of one dollar to be excluded from the denominator of the fixed charge coverage ratio calculation.  As of June 30, 2010, the Company’s fixed charge coverage ratio measured on a trailing 12-month period and excluding capital expenditures in excess of one dollar was 15.4 to 1.0 and, as such, the Company satisfied the financial covenant.  However, there is no assurance that the Company will satisfy this financial covenant as of each fiscal quarter thereafter.

On April 22, 2009, the Company obtained from TD Bank and issued a letter of credit under the Loan and Security Agreement in the amount of $0.5 million in favor of the landlord of the Company’s Heritage Labs facility as security for performance of the Company’s obligations under the lease.  The letter of credit will automatically extend for additional periods of one year, unless notice is given to terminate the letter of credit 60 days prior to its expiration date.  In no event shall the letter of credit be renewed beyond December 31, 2011.  Also, in December 2009, the Company opened a credit card account with $0.1 million in available credit to be used by Hooper Holmes Services medical records retrieval service line. The letter of credit and the credit card reduced the Company’s borrowing capacity under its revolving line of credit.  As of June 30, 2010, the Company’s borrowing capacity under the revolving line of credit totaled $14.4 million.

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

On July 11, 2003, the Company received a determination from the Internal Revenue Service that one individual the Company contracted with as an independent contractor, should have been classified as an employee in 2002. This ruling also applies to any other individuals engaged by the Company under similar circumstances. The ruling stated that the Company may not be subject to adverse consequences as the Company may be entitled to relief under applicable tax laws (Section 530 of the Revenue Act of 1978). The Company believes that it qualifies for relief under Section 530. To date, the Company has not received any further communication from the Internal Revenue Service.

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

On April 3, 2008, Gregory Sundahl and Jesse Sundahl, individually and on behalf of all others similarly situated, filed suit in the United States District Court for the Eastern District of New York in which they alleged, among other things, that an insurance company and numerous other named and unnamed defendants including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008), violated various laws, including RICO, in connection with the arranging of independent medical examinations.  This suit was filed by the same lawyer that filed the McGee case described above, and contains similar allegations, but on behalf of the patients who were allegedly injured in automobile accidents whose medical services were not paid for based on the results of independent medical examinations.  It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or CED in particular.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.  The Company, along with the other defendants, moved to dismiss the case, and this motion was granted on March 31, 2009.  The alleged claims under federal law have been dismissed with prejudice; the alleged claims under state law were dismissed without prejudice to plaintiffs re-filing them in state court.  On April 22, 2009, plaintiffs moved for reconsideration of the dismissal order; the Company’s opposition to that motion was filed May 4, 2009.   Plaintiffs also filed, on May 8, 2009, a notice of appeal from the dismissal order.  Plaintiffs’ appeal was dismissed by the U.S. Court of Appeals on June 10, 2010.  The Company has retained liability for this litigation following the sale of substantially all of the assets of the CED.

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

Note 13: Income Taxes

The Company recorded tax expense of $0.01 million and $0.03 million for the three and six month periods ended June 30, 2010, respectively.  For the three and six month periods ended June 30, 2009, the Company recorded $0.02 million and $0.04 million in tax expense, respectively.  The tax expense recorded in the three and six month periods ended June 30, 2010 and 2009 reflects certain state tax liabilities.  No amounts were recorded for unrecognized tax benefits or for the payment of interest or penalties during the three and six month periods ended June 30, 2010 and 2009.

In July 2008, the Company received notification from the Internal Revenue Service that it had completed its audits of the Company’s tax returns for the years 2001 through 2006 with no adjustments.  State income tax returns for the year 2005 and forward are subject to examination.

As of June 30, 2010 the Company has U.S. federal and state net operating loss carryforwards of approximately $82.7 million and $102.3 million, respectively.  The net operating loss carryforwards, if unutilized, will expire in the years 2011 through 2029.

Prior to the passage of the “Worker, Homeownership and Business Assistance Act of 2009” (the “2009 Act”), signed into law in the fourth quarter of 2009, corporations were allowed to carryback net operating losses two years and forward 20 years to offset taxable income.  Under the 2009 Act, corporations can elect to carryback net operating losses incurred in either 2008 or 2009 to a profitable fifth year preceding the loss year.  The net operating loss carried back is limited to 50% of the available taxable income for that year.  The Company was able to carryback approximately $4.3 million of federal net operating losses incurred in 2008 to tax year 2003 and in the fourth quarter of 2009, the Company filed an amended tax return to recover approximately $1.5 million of federal income tax previously paid.  In February 2010, the Company received $1.5 million of cash related to the carryback claim, which included $0.02 million of interest.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected.  These risks and uncertainties include, but are not limited to risks related to customer concerns about our financial health, our liquidity, future claims arising from the sale of our business, declines in our business, our competitive disadvantage, and our ability to successfully implement cost reduction initiatives.  The section of our 2009 annual report on Form 10-K entitled “Risk Factors” and similar discussions in our other filings with the Securities and Exchange Commission (“SEC”) discuss these and other important risks that may affect our business, results of operations, cash flows and financial condition.  Investors should consider these factors before deciding to make or maintain an investment in our securities. The forward-looking statements included in this quarterly report are based on information available to us as of the date of this report.  We expressly disclaim any intent or obligation to update any forward-looking statements including, without limitation, to reflect subsequent events or circumstances.

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

Our core Portamedic paramedical examination services accounted for 73.9% and 74.9% of revenues for the three month periods ended June 30, 2010 and 2009, respectively, and 74.1% and 74.3% of revenues for the six month periods ended June 30, 2010 and 2009, respectively.  As a provider of health risk assessment services to the insurance industry, our business is subject to seasonality, with third quarter sales typically dropping below the other quarters due to the decline in activity typically experienced by the insurance industry during the summer months.

 Highlights for the Three and Six Month Periods Ended June 30, 2010

Financial Results for the Three Month Period Ended June 30, 2010

For the three month period ended June 30, 2010, consolidated revenues totaled $40.7 million, a 11.9% decline from the corresponding prior year period.  Our revenue decline in the second quarter of 2010 is primarily attributable to the economy and its negative impact on the customers we serve (i.e. life insurance industry). In addition, several of our large customers experienced a reduction in their business during 2010 due to a change in the pricing and/or design of their life insurance products.  While the general economy may start to improve in 2010, we are unsure if the demand for our customers’ life insurance products will experience a rebound in 2010.   As a result, we plan to continue to take actions to decrease our cost structure and plan to continue to closely monitor capital expenditures in 2010.

Gross margin for the second quarter of 2010 was 26.5%, a decrease of 150 basis points over the comparable prior year period.

We reduced our selling, general and administrative expenses to $11.0 million, representing a reduction of $1.7 million, or approximately 13.3% from the prior year period.  As detailed in the Portamedic highlights, included in selling, general and administrative (“S,G&A”) expense is accelerated depreciation expense of approximately $0.2 million and $0.8 million for the second quarter of 2010 and 2009, respectively, related to the reduction of the estimated useful life of our current customer service order tracking information technology (“IT”) systems.  Our 2010 second quarter results also included restructuring charges of approximately $0.1 million, as compared to 2009 second quarter restructuring and other charges totaling $0.7 million.

Operating loss from continuing operations for the three month period ended June 30, 2010 was $0.3 million, compared to $0.4 million for the comparable prior year period.

For the second quarter of 2010, we realized income from continuing operations of $1.2 million, or $0.02 per share on both a basic and diluted basis, which included a gain of $1.6 million representing the reversal of a reserve previously established for interest and penalties associated with a state unclaimed property matter for which the audit period has lapsed. For the second quarter 2009, we reported a loss from continuing operations of $0.5 million, or ($0.01) per share on both a basic and diluted basis.

Financial Results for the Six Month Period Ended June 30, 2010

For the six month period ended June 30, 2010, consolidated revenues totaled $82.6 million, a 11.8% decline from the corresponding prior year period.  Our gross profit totaled $21.9 million for the six month period ended June 30, 2010 versus $25.3 million in the comparable period of the prior year.  Our gross profit percentage was 26.6% for the six month period ended June 30, 2010, which represents a slight decline over our gross profit percentage of 27.0% for the six month period ended June 30, 2009.

SG&A expenses were $22.7 million in the six month period ended June 30, 2010, a decline of $3.8 million in comparison to the six month period ended June 30, 2009.  Included in SG&A expense is accelerated depreciation expense (non-cash) of approximately $0.7 million and $1.6 million related to the reduction of the estimated useful life of our current IT systems for the six month periods ending June 30, 2010 and 2009, respectively. During the six month period ended June 30, 2010, restructuring charges totaling $0.2 million, consisting primarily of severance costs.  Results for the  for the six month period ended June 30, 2009 included restructuring and other charges totaling $0.9 million, consisting primarily of severance, branch office closure costs and legal and other costs related to the 2009 Board of Director election proxy contest.

Operating loss from continuing operations for the six month period ended June 30, 2010 was $1.0 million compared to $2.1 million for the comparable prior period.

For the six month period ended June 30, 2010, we realized income from continuing operations of $0.5 million, or $0.01 per share on both a basic and diluted basis, compared to a loss from continuing operations of $2.3 million, or $(0.03) per share on both a basic and diluted basis, in the six month period ended June 30, 2009.  Included in income from continuing operations for the six month period ended June 30, 2010 is a $1.6 million gain representing the reversal of a reserve previously established for interest and penalties associated with a state unclaimed property matter for which the audit period has lapsed.

Portamedic

In the quarter ended June 30, 2010, Portamedic revenues decreased approximately 13.1% in comparison to the prior year period.  We continue to believe that achieving acceptable profitability levels will require top-line revenue growth, including the reversal of past revenue declines. Although we have approvals from over 90% of the insurance carriers in the marketplace, the number of paramedical examinations we complete on life insurance applicants continues to decline.

The rate of decline in completed examinations in the second quarter 2010 was 14.7% compared to the second quarter of 2009 and 12.5% for the six month period ended June 30, 2010 compared to the comparable prior period. The rate of decline in completed examinations for the full year 2009 was 8.3% compared to 2008.  In order to reverse our decline in completed examinations, we must achieve greater success in turning carrier approvals into unit sales at the local agent, corporate and brokerage levels.  We continue to take steps to strengthen our corporate and local sales force, including hiring more sales representatives, streamlining our sales tracking systems, improving sales training, and focusing sales incentives on increases in paramedical exams completed (i.e, unit goals).

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

We have taken (or are in the process of taking) the following steps to increase our market share and improve top-line revenue:

•
In April 2010, we began deploying a new electronic system for capturing paramedical exam information which utilizes wireless electronic devices, linked to secure corporate servers.  This new “iParamed e-Exam” service  provides our customers with real-time quality assurance at the time of exam.  The cycle time required for insurance carriers to process applications is also expected to be reduced.

•
In the second quarter of 2010, we began providing examination services to several health insurance providers.  We provide these services using our network of medical professionals.  The purpose of these examinations is to enable health insurance companies to evaluate risk and insurability for health insurance applicants.

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

•
During the third quarter 2010, we will begin the rollout of our new customer service order tracking IT system at a number of our larger branch offices.  We plan to complete the conversion of the systems at all of our branches by year end 2010. The new system is expected to improve the speed, accuracy and consistency of services provided to our Portamedic customers.  We license the software utilized by our old system and, as such, have difficulties in quickly implementing improvements and enhancements to the software.  Our new system is expected to eliminate these difficulties and is expected to operate at a significantly lower cost and cash outlay in the future relative to our old system.  Our new customer service system is expected to cost approximately $1.8 million including implementation costs.  As a result of the development of this new system, we initially reduced the estimated useful life of our old system to terminate in the third quarter of 2010.  We have revised the estimated useful life to terminate by year end 2010.  This reduction in useful life accelerated depreciation expense (non-cash charge) by approximately $0.2 million and $0.8 million in the second quarter of 2010 and 2009, respectively.  We believe that our investment in this new customer service system will enhance the quality of service to our customers, while improving productivity and decreasing future cash outlay.

•
We continue to take steps to strengthen our local sales force including hiring additional sales representatives, streamlining our sales tracking systems, improving sales training, and focusing sales incentives on increases in paramedical exams completed (i.e. unit goals).

        Although the number of paramedical examinations Portamedic performs continues to decline, we believe that we are a market leader in the industry.  We also believe that the steps we are taking to improve our selling ability and the quality of our services will enable us to reduce the rate of decline experienced in the last several years.  However, in 2010 market conditions are expected to remain difficult for our Portamedic service line, particularly in light of the weak U.S. economy and its negative impact on the market for life insurance, along with the related impact on our customers.

Heritage Labs

Heritage Labs services consist principally of performing tests of blood, urine and/or oral fluid specimens, and the assembly and sale of kits used in the collection and transportation of such specimens to its lab facility.  In the second quarter of 2010, approximately 60% of Heritage Labs revenue came from lab testing and 40% came from the sale of specimen kits.

Most of Heritage Labs revenue originates from paramedical exam companies (including Portamedic), and therefore Heritage Labs is affected by the same negative market trends affecting Portamedic, namely the decline in the number of life insurance applications.  In response, Heritage Labs has taken the following steps to expand its market share and increase revenues:

•
In December 2009, we hired a new Chief Operating Officer to oversee the operations of our Heritage Labs and Health & Wellness service lines.  This individual has assisted in the implementation of actions to improve our processes and reduce costs, including the outsourcing of several kit assembly functions, obtaining price reductions for kit raw materials and lab test re-agents, along with a consolidation of certain Heritage Labs and Health & Wellness job functions.

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

While we intend for these measures to increase our market share and revenues, there can be no assurance we will achieve those results. Heritage Labs revenues in the second quarter of 2010 of $3.3 million decreased 11.5% in comparison to the prior year period.  We believe that, through increased test kit sales and Portamedic revenue improvements, we may achieve future growth at Heritage Labs.

Health & Wellness

Our Health and Wellness service line, established in 2007, recorded revenues of approximately $2.3 million in the second quarter of 2010, an increase of $0.3 million, or approximately 17.6%, from the prior year period.  In the second quarter of 2010, we performed approximately 40,000 health screenings and 12,000 home test kits.  In the second quarter of 2009, we performed approximately 36,000 health screenings and 1,000 home test kits.  We currently provide our services to 58 health management companies, up from 38 health management companies in the second quarter of 2009.  We have conducted screening events in every state in the U.S. as well as the District of Columbia and Puerto Rico.  To date, we have certified approximately 3,100 of the examiners in our network to be “wellness certified” examiners.

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

In 2009 we expanded the services we offer at our biometric screening events to include influenza immunization and health counseling.  In 2010 we further expanded our services range to include Diabetes Know Now!, an online health risk assessment for diabetes utilizing A1c test kits from Heritage Labs.  In the second quarter of 2010 three large health organizations agreed to make Diabetes Know Now! available to their populations.  During the quarter, we also piloted a program to enable examiners to conduct local health screenings.

We believe that we are well-positioned to capture a significant share of the health and care management market,   given our Company’s unique set of assets, including our own laboratory (Heritage Labs), systems and personnel and access to our network of paramedical examiners.

Hooper Holmes Services

During the second quarter of 2010, the Chief Operating Officer hired in December 2009 to oversee the operations of Heritage Labs and Health and Wellness service lines, assumed operational responsibility for Hooper Holmes Services.  This individual will focus on improving operations, identifying efficiencies in the organization, and further reducing costs.

Hooper Holmes Services revenues for the second quarter 2010 decreased 15.4% in comparison to the prior year period.  Significantly contributing to the decrease in Hooper Holmes Services revenue is a 12.9% decline in our second quarter 2010 attending physician statement (“APS”) retrieval revenue as compared to the second quarter of 2009; and a 29.6% decline in second quarter 2010 revenues from our tele-underwriting/interviewing services compared to the prior year period. These revenue declines are attributable to the overall decrease in life insurance application activity.

For the second quarter 2010, revenue from Health Risk Analytics (which includes our risk management and underwriting services) increased 15.7% over the prior year period, attributable to new business from two new customers and expanded services to one large customer.  During the quarter, another new customer also chose Hooper Holmes Services to manage applications processing for a new universal life product.

Cost reduction activities occurred during the first half of 2010 to bring expenses in line with revenues.  These actions included a significant reduction of staff.

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

In the second quarter of 2010, we monitored the following metrics:

•	the number of paramedical examinations performed by Portamedic;

•	the average revenue per paramedical examination;

•	time service performance, from examination order to completion;

•	the MIB Life Index data and research data from a national insurance industry consulting company, which represents an indicator of the level of life insurance application activity;

•	the number of health screenings completed by Health & Wellness;

•	the number of tele-interviewing/underwriting reports we generate;

•	the number of specimens tested by Heritage Labs;

•	the average revenue per specimen tested;

•	budget to actual performance at the branch level as well as in the aggregate; and

•	customer and product line profitability.

Certain of the above-cited metrics are discussed in the comparative discussion and analysis of our results of operations that follows.

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three and six month periods ended June 30, 2010 and 2009

The table below sets forth our revenue by service line for the periods indicated.

(in thousands)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change

Portamedic	$30,089	$34,616	-13.1%	$61,203	$69,640	-12.1%
Heritage Labs	3,341	3,777	-11.5%	6,758	7,747	-12.8%
Health and Wellness	2,325	1,977	17.6%	4,840	4,351	11.2%
Hooper Holmes Services	5,486	6,485	-15.4%	10,928	13,262	-17.6%
Subtotal	41,241	46,855		83,729	95,000
Intercompany eliminations(a)	(527)	(643)		(1,097)	(1,353)
Total	$40,714	$46,212	-11.9%	$82,632	$93,647	-11.8%

(a) represents intercompany sales from Heritage Labs to Portamedic

Revenues

Consolidated revenues for the three month period ended June 30, 2010 were $40.7 million, a decline of $5.5 million or 11.9% from the prior year period. For the six month period ended June 30, 2010, our consolidated revenues were $82.6 million compared to $93.6 million in the corresponding period of the prior year period. As explained in greater detail below, similar market forces influenced the revenues and operating results of our service lines throughout the three and six month periods ended June 30, 2010.

Portamedic

Portamedic revenues in the second quarter of 2010 were $30.1 million, a decrease of $4.5 million, or 13.1%, compared to the prior year period.  For the six month period ended June 30, 2010, revenue decreased to $61.2 million compared to $69.6 million for the same period of the prior year, or 12.1%. The decline in Portamedic revenues reflects the net impact of:

•
decreased paramedical examinations performed in the second quarter of 2010 of approximately 14.7% (336,000 in the second quarter of 2010, or 5,244 per day, vs. 393,000 in the second  quarter of 2009, or 6,146 per day), and in the six month period ended June 30, 2010 of approximately 12.5% (691,000 in the six month period ended June 30, 2010, or 5,438 per day, vs. 789,000 in the six month period ended June 30, 2009, or 6,213 per day);

•
higher average revenue per paramedical examination in the second quarter of 2010 of approximately 0.4% as compared to the second quarter of 2009 ($89.40 in the second quarter of 2010 vs. $89.09 in the second quarter of 2009), and in the six month period ended June 30, 2010 a lower average revenue per paramedical examination of approximately 0.6% ($88.93 in the six month period ended June 30, 2010 vs. $89.51 in the six month period ended June 30, 2009)

We attribute the reduction in the number of paramedical examinations and related services performed in the second quarter and first half of 2010 to a decline in life insurance application activity at several of our large customers and the continued weakness of the U.S. economy.  In addition, several of our large customers experienced a reduction in their business during 2010 due to a change in the pricing and/or design of their life insurance products.

Heritage Labs

Heritage Labs revenues in the second quarter of 2010 were $3.3 million, a decrease of $0.4 million, or 11.5%, compared to the prior year period.  For the six month period ended June 30, 2010, revenue decreased to $6.8 million compared to $7.7 million for the same period of the prior year, or 12.8%. This decrease is attributable to a decline in specimen kit revenue and insurance specimen revenue.

Revenue from Heritage Labs specimen kits in the second quarter of 2010 were $1.4 million, a decrease of $0.3 million, or 20%, compared to the prior year period. For the six month period ended June 30, 2010, specimen kit revenue decreased to $2.7 million compared to $3.4 million for the same period of the prior year, or 20%. This decrease is primarily attributable to reduced demand from one large customer.

During the second quarter of 2010, Heritage Labs tested 10% fewer insurance specimens compared to the prior year period (126,000 in the second quarter of 2010 vs. 140,000 in the second quarter of 2009), and 7.6% less in the first six months of 2010 compared to the same period in 2009 (260,000 vs. 281,000).   Heritage Labs average revenue per insurance specimen tested increased in the second quarter of 2010 compared to the prior year period ($15.71 in the second quarter of 2010 vs. $14.90 in the second quarter of 2009), and in the first six months of 2010 compared to the same period in 2009 ($15.48 in the six month period ended June 30, 2010 vs. $15.31 in the six month period ended June 30, 2009).

The decline in Heritage Labs revenue for the three and  six month periods ended June 30, 2010 as compared to the prior year periods was primarily due to reduced demand for lab testing services resulting from fewer insurance applications processed by Heritage Labs customers and in the number of paramedical examinations completed by Portamedic.  Approximately 75-80% of total specimens tested by Heritage Labs originate from a Portamedic paramedical exam or a Health and Wellness screening.  The increased average revenue per specimen experienced in the second quarter of 2010 is primarily due to an increase in the amount we charged our customers resulting from an increase in overnight delivery costs incurred by us and passed on to our customers.  The increase in average revenue per specimen for the six month period ended June 30, 2010 as compared to the prior year period was due to product mix.  Product mix also contributed to the second quarter increase in average revenue per specimen.

Health and Wellness

Health and Wellness revenues in the second quarter of 2010 were $2.3 million, an increase of $0.3 million, or 17.6%, compared to the prior year period.  For the six month periods ended June 30, 2010 and 2009, revenues totaled $4.8 million and $4.4 million, respectively.  Health and Wellness, established in 2007, performed approximately 40,000 health screenings and 12,000 home test kits in the second quarter of 2010.  For the six months ended June 30, 2010, we performed approximately 87,000 health screenings and 18,000 home test kits. In the second quarter of 2009 Health and Wellness completed approximately 36,000 health screenings and 1,000 home kits.  For the six months ended June 30, 2009, we completed approximately 81,000 health screenings and 3,000 home test kits.

We currently provide services to 58 health management companies, up from 38 in the second quarter of 2009.  We have conducted screening events in every state in the U.S. as well as in the District of Columbia and Puerto Rico.  To date, we have certified approximately 3,100 of the examiners in our network to be “wellness certified” examiners.  Our revenue increase in the second quarter of 2010 (when compared to the second quarter of 2009) is primarily due to our sales and marketing efforts, as we continue to grow and develop this business.

Hooper Holmes Services

Hooper Holmes Services revenues for the second quarter of 2010 were $5.5 million, a decline of $1.0 million, or 15.4% from the prior year period. For the six month periods ended June 30, 2010 and 2009, revenues totaled $10.9 million and $13.3 million, respectively.

Our Health Information Services, which includes attending physician statement (“APS”) retrieval and physicians information line (“PIL”), is the largest revenue component within Hooper Holmes Services.  Revenues from Health Information Services decreased 15.7% to $3.3 million for the second quarter of 2010 when compared to the prior year period. For the six month periods ended June 30, 2010 and 2009, revenues totaled $6.5 million and $7.7 million, respectively. The decrease in revenues is primarily due to a reduction in the number of APS units of approximately 11.4% as compared to the second quarter of 2009, and 14.0% as compared to the first half of 2009, attributable to the overall decline in life insurance activity. A decrease in the average price per unit of an APS in the second quarter of 2010 and first half of 2010 as compared to the comparative prior year periods also contributed to decreased revenues.

Consumer Services includes our tele-underwriting/interviewing services. Revenues from Consumer Services for the second quarter of 2010 decreased 29.6% to $1.2 million, as compared to the prior year period.  For the six month periods ended June 30, 2010 and 2009, revenues totaled $2.5 million and $3.5 million, respectively. The decrease in revenue is primarily due to a decline in the number of tele-underwriting/interviewing units completed of 28.5% as compared to the second quarter of 2009, and 28.1% as compared to the first half of 2009. The average price per unit in the second quarter of 2010 and second half of 2010 was consistent with the comparable prior year period.

Health Risk Analytics includes our risk management and underwriting services. Revenues increased 15.7% in the second quarter of 2010 to $1.0 million compared to the prior year period primarily due to revenue from two new customers.   For the six month periods ended June 30, 2010 and 2009, revenues totaled $1.9 million and $2.1 million, respectively.  The decrease in revenues in the first half of 2010 as compared to the first half of 2009 is primarily due to the overall decline in life insurance application activity, which resulted in a significant amount of underwriting services previously outsourced to us being greatly reduced or taken back in-house by our customers.  Revenue from two new customers in the second quarter of 2010 partially offset this revenue decline.

Cost of Operations

Consolidated cost of operations amounted to $29.9 million for the second quarter of 2010, compared to $33.3 million for the prior year period. For the six months ended June 30, 2010, cost of operations was $60.7 million compared to $68.3 million for the six months ended June 30, 2009.  The following table shows cost of operations as a percentage of revenues for the corresponding service lines.

(in thousands)	For the three months ended June 30,				For the six months ended June 30,
		As a % of		As a % of		As a % of		As a % of
	2010	Revenues	2009	Revenues	2010	Revenues	2009	Revenues
Portamedic/Health & Wellness	$23,970	73.9%	$26,006	71.1%	$48,349	73.2%	$53,515	72.3%
Heritage Labs	2,101	62.9%	2,468	65.3%	4,345	64.3%	4,958	64.0%
Hooper Holmes Services	4,396	80.1%	5,462	84.2%	8,987	82.2%	11,212	84.5%
Subtotal	30,467		33,936		61,681		69,685
Intercompany eliminations (a)	(527)		(644)		(992)		(1,354)
Total	$29,940	73.5%	$33,292	72.0%	$60,689	73.4%	$68,331	73.0%

(a) represents intercompany cost of operations pertaining to sales from Heritage Labs to Portamedic

The decrease in the consolidated cost of operations in absolute dollars for the three and six month periods ended June 30, 2010 compared to the prior year periods was primarily attributable to lower cost of operations in our Portamedic and Hooper Holmes Services service lines, which was attributable to reduced revenue levels and cost reduction initiatives implemented as revenues declined. Also, a lower overall cost structure was achieved by our July 2009 integration of our Underwriting Solutions and Infolink service lines into our Hooper Holmes Services service line. As a percentage of revenues, cost of operations increased to 73.5% and 73.4% for the three and six month periods ending June 30, 2010 compared to the comparable prior year periods, respectively.  This increase as a percentage of revenues is due to revenues decreasing at a rate greater than our ability to reduce Portamedic branch fixed costs.

Selling, General and Administrative Expenses

(in thousands)	For the three months ended June 30,		Decrease	For the six months ended June 30,		Decrease
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Selling, general and administrative expenses	$10,975	$12,661	$(1,686)	$22,685	$26,493	$(3,808)

Consolidated SG&A expenses for the three and six month periods ended June 30, 2010 decreased $1.7 million and $3.8 million, respectively, compared to the corresponding prior year periods.

The decrease in SG&A expenses for the three and six month periods ended June 30, 2010 compared to the prior year periods is primarily due to reduced:

•	incentive compensation expense totaling $0.0 million and $0.2 million, respectively;

•	Portamedic regional and administrative salaries and related expenses totaling $0.1 million and $0.2 million, respectively;

•	audit and bank fees, and amortization expense totaling $0.2 million and $0.3 million, respectively;

•	health insurance, workers compensation and general insurance costs totaling $0.6 million and $1.2 million, respectively;

•	consulting costs associated with a strategic advisor retained in 2009 and Corporate and IT salary costs totaling $0.3 million and $0.7 million, respectively;

•	moving expense associated with Heritage Labs’ move to a new facility in January 2009 totaling $0.0 million and $0.2 million, respectively; and

•	accelerated depreciation expense related to the reduction of the estimated useful life of our current customer service order tracking IT systems totaling $0.6 million and $0.9 million, respectively.

Restructuring and Other Charges

For the three and six month periods ended June 30, 2010, we recorded restructuring charges of $0.1 million and $0.2 million, respectively.  Restructuring charges for the three and six month periods ended June 30, 2009 were $0.7 million and $0.9 million, respectively. The charges are attributable to employee severance related to cost reduction actions taken in connection with our core Portamedic and Hooper Holmes Services service lines. Other charges recorded in the three and six month periods ended June 30, 2009 related to legal and other costs for the 2009 Board of Directors election proxy costs, and totaled $0.4 million.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the three month period ended June 30, 2010 was $(0.3) million, or (0.8%) of consolidated revenues compared to a consolidated operating loss from continuing operations for the three month period ended June 30, 2009 of $(0.4) million, or (0.9%) of consolidated revenues.  For the six month period ended June 30, 2010, our consolidated operating loss from continuing operations was $(1.0) million, or (1.2%) of consolidated revenues compared to a consolidated operating loss from continuing operations for the six month period ended June 30, 2009 of $(2.1) million, or (2.2%) of consolidated revenues.

Other income/expense

Interest income for the three month periods ended June 30, 2010 was $0.03 million compared to $0.02 million for the prior year period.  For the six month period ended June 30, 2010, interest income was $0.08 million compared to $0.04 million for the prior year period.  The increase for the three and six month periods ended June 30, 2010 is due to higher cash balances partially offset by a lower rate of return.

Other income/expense, net for the three and six month periods ended June 30, 2010 was a net gain and amounted to $1.5 and $1.5 million, respectively.   Included in the results for the three and six month periods ended June 30, 2010 is a gain of $1.6 million representing the reversal of a reserve previously established for interest and penalties associated with a state unclaimed property matter for which the audit period has lapsed.  For the three and six month periods ended June 30, 2009, other income/expense was a net loss and amounted to $0.07 million and $0.2 million, respectively.

Income Taxes

We recorded a net tax expense of $0.01 million and $0.03 million for the three and six month periods ended June 30, 2010, respectively.  For the three and six month periods ended June 30, 2009, we recorded a net tax expense of $0.02 million and $0.04 million in tax expense, respectively.  The tax expense recorded in the three and six month periods ended June 30, 2010 and 2009 reflects certain state tax liabilities.  No federal tax benefit was recorded relating to the current year losses, as we continue to believe that a full valuation allowance is required on our net deferred tax assets.

Income (Loss) from Continuing Operations

Income from continuing operations for the three month period ended June 30, 2010 was $1.2 million, or $0.02 per share on both a basic and diluted basis, compared to a loss of $(0.5) million, or $(0.01) per share on both a basic and diluted basis, in the same period of the prior year.  Income from continuing operations for the six month period ended June 30, 2010 was $0.5 million, or $0.01 per share on both a basic and diluted basis, compared to a loss of $(2.3) million, or $(0.03) per share on both a basic and diluted basis, in the same period of the prior year.

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

Liquidity and Capital Resources

As of June 30, 2010, our primary sources of liquidity are our cash provided by operations, holdings of cash and cash equivalents and revolving line of credit. At June 30, 2010 and December 31, 2009, our working capital was $31.9 million and $30.1 million, respectively.  Our current ratio as of June 30, 2010 and December 31, 2009 was 3.7 to 1 and 3.2 to 1, respectively. Significant uses affecting our cash flows for the six month period ended June 30, 2010 include:

•	a decrease in accounts payable, accrued expense and other long-term liabilities (including restructuring payments related to employee severance of $0.3 million) of $2.3 million; and

•	capital expenditures of $1.7 million.

These uses of cash were partially offset by:

•	a decrease in other assets of $1.2 million; and

•	receipt of a $1.5 million income tax refund.

For the six month period ended June 30, 2010 we reported income from continuing operations of $0.5 million, and for the six month period ended June 30, 2009 we incurred a loss from continuing operations of $2.3 million. These results include operating losses, and restructuring and other charges.  Also included in these results are depreciation and amortization expense of $2.9 million and $3.9 million for the six months ended June 30, 2010 and 2009, respectively.  We have managed our liquidity through the sale of certain assets in 2008 and a series of cost reduction initiatives.

As of June 30, 2010, we had $19.5 million in cash and cash equivalents and no outstanding debt.  Our net cash provided by operating activities of continuing operations for the six month periods ended June 30, 2010 and 2009 were $4.7 million and $3.4 million, respectively.

For the six months ended June 30, 2010, our consolidated revenues totaled $82.6 million, representing a decline of approximately 11.8% from the prior year period.  In response to the declining revenues, we have taken, and continue to take actions to reduce our costs including headcount reductions, wage and hiring freezes, office closures and consolidations, and a reduction in general operating expenses.  These actions are expected to further reduce expenses for the remainder of 2010 and thereafter.

Based on our anticipated level of future revenues, the cost reduction initiatives implemented to date, along with our existing cash, cash equivalents and borrowing capacity, we believe we have sufficient funds to meet our cash needs through at least June 30, 2011.

Uncertainties with respect to the current economic climate may lead to further reductions in revenues.  If revenues continue to decline, operating losses will continue, and we will be required to take additional actions to further reduce costs, capital spending and restructure operations.  This would also reduce our cash reserves and potentially require us to borrow under the Loan and Security Agreement with TD Bank.  Furthermore, there is no guarantee that our cost reduction actions will generate the cost savings necessary to offset declining revenues and operating losses.  If we are unsuccessful in implementing additional cost reduction initiatives and/or if revenues continue to decline at levels similar or worse than that experienced in the past three years, we may fail to satisfy the financial covenant contained in the Loan and Security Agreement and therefore would be prohibited from borrowing as such failure would constitute an event of default under the Loan and Security Agreement.  These and other factors would adversely affect our liquidity and our ability to generate profits in the future.

Cash Flows from Operating Activities

For the six month periods ended June 30, 2010 and 2009, net cash provided by operating activities of continuing operations was $4.7 million and $3.4 million, respectively.

The net cash provided by operating activities of continuing operations for the six month period ended June 30, 2010 of $4.7 million reflects net income of $0.5 million from continuing operations, and includes non-cash charges of $2.9 million of depreciation and amortization and $0.4 million of share-based compensation expense. Net cash provided by operating activities also included the receipt of a $1.5 million federal tax refund. Changes in working capital also included:

•
a decrease in accounts receivable of $0.2 million.  Our consolidated days sales outstanding (“DSO”), measured on a rolling 90-day basis was 44 days at June 30, 2010, compared to 41 days at December 31, 2009 and 46 days at June 30, 2009.  Historically, our accounts receivable balances and our DSO are at their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out.  Historically, we experience an increase in DSO during the first quarter of each year, in comparison to the prior year-end DSO position.  We believe our persistent collection efforts, along with our continued focus on electronic customer billing will reduce our DSO over the remainder of the year, as has historically been the case.  Our consolidated allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $0.2 million since December 31, 2009, of which $0.1 million was credited to revenue during the six month period ended June 30, 2010;

•	a decrease in accounts payable, accrued expenses and other long-term liabilities of $2.3 million; and

•	a decrease in other assets of $1.2 million.

The net cash provided by operating activities of continuing operations for the six month period ended June 30, 2009 of $3.4 million reflects a loss of $2.3 million from continuing operations, and includes receipt of a $0.6 million lease incentive, non-cash charges of $3.9 million of depreciation and amortization, and $0.3 million of share-based compensation expense. Changes in working capital included:

•
a decrease in accounts receivable of $1.8 million, primarily due to increased Portamedic cash collections.  Our DSO, measured on a rolling 90-day basis was 46 days at June 30, 2009, compared to 48 days at December 31, 2008 and 53 days at June 30, 2008.  Historically, our accounts receivable balances and our DSO are at their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out.  Our DSO from December 31, 2008 to June 30, 2009 improved 2 days compared to an increase of 7 days for the same period of the prior year.  We believe our increased collection efforts in the first half of 2009, along with our continued focus on electronic customer billing, are the primary drivers of our improvement in DSO relative to our historic experience in the first half of the year. As a result of these improvements, our allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $1.0 million since December 31, 2008, of which $0.2 million was reversed to revenue during the six months ended June 30, 2009.

Cash Flows used in Investing Activities

For the six month period ended June 30, 2010, we used $1.7 million in net cash for investing activities of continuing operations for capital expenditures.  These capital expenditures were primarily associated with hardware and software for our new customer service order tracking system and new iParamed e-Exam service.

For the six month period ended June 30, 2009, we used $2.0 million in net cash for investing activities of continuing operations for capital expenditures, primarily relating to leasehold improvements associated with the relocation of Heritage Labs in the first quarter of 2009.

Cash Flows used in Financing Activities

The net cash used in financing activities of continuing operations for the six month period ended June 30, 2010 of $0.02 million represents an annual credit facility fee and a reduction in capital lease obligations, offset by proceeds from the issuance of stock related to the employee stock purchase plan.

The net cash used in financing activities of continuing operations for the six month period ended June 30, 2009 of $0.3 million represents debt issuance costs associated with our Loan and Security Agreement with TD Bank and  reduction in capital lease obligations.

Revolving Credit Facility

As of December 31, 2008 and for the majority of the first quarter of 2009, we had a three year Revolving Credit Facility (the “Credit Facility”) with CitiCapital Commercial Corporation (“CitiCapital”).  The Credit Facility was due to expire on October 10, 2009.  On March 9, 2009, we entered into our three year Loan and Security Agreement (the “Loan and Security Agreement”) with TD Bank, N.A. (“TD Bank”) which expires on March 8, 2012.  In connection with entering into the Loan and Security Agreement with TD Bank, we terminated our Credit Facility with CitiCapital.

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

In connection with the Loan and Security Agreement, we paid closing fees of $0.2 million to the lender.  We are also obligated to pay, on a monthly basis in arrears, an unused line fee (usage fee) equal to 1% per annum on the difference between $15 million and the average outstanding principal balance of cash advances under the revolving credit line plus the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.  In addition, we are required to pay an annual loan fee of $0.1 million.  During the six months ended June 30, 2010, we incurred unused line fees of $0.1 million.

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

The Loan and Security Agreement contains a financial covenant, which requires us to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of the end of each of our fiscal quarters thereafter.  The fixed charge coverage ratio allows for the exclusion of capital expenditures in excess of one dollar from the denominator of the calculation, provided we maintain pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  Our average cash balances at TD Bank for the 90 days ended June 30, 2010 exceeded the pre-defined cash balance requirement under the fixed charge coverage ratio, thereby allowing all capital expenditures in excess of one dollar to be excluded from the denominator of the fixed charge coverage ratio calculation.  As of June 30, 2010, our fixed charge coverage ratio measured on a trailing 12-month period and excluding capital expenditures in excess of one dollar was 15.4 to 1.0 and, as such, we satisfied the financial covenant.  However, there is no assurance that we will satisfy this financial covenant as of each fiscal quarter thereafter.

On April 22, 2009, we obtained from TD Bank and issued a letter of credit under the Loan and Security Agreement in the amount of $0.5 million in favor of the landlord of our Heritage Labs facility as security for performance of our obligations under the lease.  The letter of credit will automatically extend for additional periods of one year, unless notice is given to terminate the letter of credit 60 days prior to its expiration date.  In no event shall the letter of credit be renewed beyond December 31, 2011.  Also, in December 2009, we opened a credit card account with $0.1 million in available credit to be used by Hooper Holmes Services medical records retrieval service line. The letter of credit and the credit card reduced our borrowing capacity under our revolving line of credit.  As of June 30, 2010, our borrowing capacity under the revolving line of credit totals $14.4 million.

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

The revolving credit loans are payable in full, together with all accrued and unpaid interest, on the earlier of March 8, 2012 or the date of termination of the loan commitments, termination being one of the actions TD Bank may take upon the occurrence of an event of default.  We may prepay any revolving credit loan, in whole or in part without penalty.  We may also terminate the Loan and Security Agreement, provided that on the date of such termination all of its obligations are paid in full.  We will be required to pay an early termination fee equal $0.2 million if termination occurs after the first anniversary but prior to the second anniversary, and $0.1 million if termination occurs after the second anniversary but prior to the Loan and Security Agreement expiration date.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Share Repurchases

We did not purchase any shares of our common stock during the six month periods ended June 30, 2010 and 2009.  Under the terms of the Loan and Security Agreement, we are precluded from purchasing any shares of our common stock.

Dividends

No dividends were paid in the six month periods ended June 30, 2010 and 2009.  We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of the Loan and Security Agreement with TD Bank.

Contractual Obligations

As of June 30, 2010, there have been no material changes in contractual obligations as disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, under the caption “Contractual Obligations”.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There were no changes to our critical accounting policies during the six month period ended June 30, 2010.  Such policies are described in our 2009 annual report on Form 10-K.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 10 to the unaudited interim consolidated financial statements included in this quarterly report.  Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations.  Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings.  As of June 30, 2010, there were no borrowings outstanding.

Based on our market risk sensitive instruments outstanding at June 30, 2010, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

 The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2010.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 3, 2008, Gregory Sundahl and Jesse Sundahl, individually and on behalf of all others similarly situated, filed suit in the United States District Court for the Eastern District of New York in which they alleged, among other things, that an insurance company and numerous other named and unnamed defendants including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008), violated various laws, including RICO, in connection with the arranging of independent medical examinations.  This suit was filed by the same lawyer that filed the McGee case described above, and contains similar allegations, but on behalf of the patients who were allegedly injured in automobile accidents whose medical services were not paid for based on the results of independent medical examinations.  It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or CED in particular.  The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously in this matter.  The Company, along with the other defendants, moved to dismiss the case, and this motion was granted on March 31, 2009.  The alleged claims under federal law have been dismissed with prejudice; the alleged claims under state law were dismissed without prejudice to plaintiffs re-filing them in state court.  On April 22, 2009, plaintiffs moved for reconsideration of the dismissal order; the Company’s opposition to that motion was filed May 4, 2009.   Plaintiffs also filed, on May 8, 2009, a notice of appeal from the dismissal order.  Plaintiffs’ appeal was dismissed by the U.S. Court of Appeals on June 10, 2010.  The Company has retained liability for this litigation following the sale of substantially all of the assets of the CED.

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

There were no unregistered sales of equity securities during the fiscal quarter ended June 30, 2010.

ITEM 3	Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2010.

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

Hooper Holmes, Inc.

Dated:  August 6, 2010

By: /s/ Roy H. Bubbs
Roy H. Bubbs
Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Michael J. Shea
Michael J. Shea
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)