Form 10-Q
period 2010-09-30
HOOPER HOLMES INC
filed 2010-11-05
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010

or

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

The number of shares outstanding of the Registrant's common stock as of October 31, 2010 were:
Common Stock, $.04 par value - 69,589,587 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES

PART I - Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets
(unaudited)
(In thousands, except share and per share data)

	September 30, 2010	December 31, 2009
ASSETS (Note 10)
Current assets:
Cash and cash equivalents	$18,247	$16,495
Accounts receivable, net of allowance for doubtful accounts of $1,015 and $1,237 at September 30, 2010 and December 31, 2009, respectively	21,505	20,365
Inventories	2,805	2,750
Income tax receivable	18	1,479
Other current assets	1,665	2,816
Total current assets	44,240	43,905

Property, plant and equipment at cost	48,585	45,739
Less: Accumulated depreciation and amortization	37,557	34,184
Property, plant and equipment, net	11,028	11,555

Intangible assets, net	630	932
Other assets	329	310
Total assets	$56,227	$56,702

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,497	$5,167
Accrued expenses	7,120	8,636
Total current liabilities	13,617	13,803
Other long-term liabilities	1,246	1,473
Commitments and Contingencies (Note 11)

Stockholders' Equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 69,598,982 shares and 68,713,982 shares as of September 30, 2010 and December 31, 2009, respectively. Outstanding: 69,589,587 shares and 68,704,587 shares at September 30, 2010 and December 31, 2009, respectively.	2,784	2,748
Additional paid-in capital	148,108	147,507
Accumulated deficit	(109,457)	(108,758)
	41,435	41,497
Less: Treasury stock, at cost; 9,395 shares as of September 30, 2010 and December 31, 2009	(71)	(71)
Total stockholders' equity	41,364	41,426
Total liabilities and stockholders' equity	$56,227	$56,702

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$40,346	$43,790	$122,978	$137,437
Cost of operations	30,064	32,272	90,753	100,603
Gross profit	10,282	11,518	32,225	36,834
Selling, general and administrative expenses	10,607	11,867	33,292	38,360
Restructuring and other charges	669	261	908	1,139
Operating loss from continuing operations	(994)	(610)	(1,975)	(2,665)
Other (expense) income:
Interest expense	(2)	—	(8)	(1)
Interest income	27	22	104	66
Other (expense) income, net	(73)	(133)	1,382	(334)
	(48)	(111)	1,478	(269)
Loss from continuing operations before income taxes	(1,042)	(721)	(497)	(2,934)

Income tax expense (benefit)	175	(2)	202	36

Loss from continuing operations	(1,217)	(719)	(699)	(2,970)

Discontinued operations:
Loss on sale of subsidiary	—	—	—	(41)
Net loss	$(1,217)	$(719)	$(699)	$(3,011)
Basic and diluted loss per share:
Continuing operations
Basic	$(0.02)	$(0.01)	$(0.01)	$(0.04)
Diluted	$(0.02)	$(0.01)	$(0.01)	$(0.04)
Discontinued operations
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Net loss
Basic	$(0.02)	$(0.01)	$(0.01)	$(0.04)
Diluted	$(0.02)	$(0.01)	$(0.01)	$(0.04)

Weighted average number of shares:
Basic and diluted	69,589,587	68,704,587	69,386,528	68,687,994

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(699)	$(3,011)
Loss from discontinued operations, net of income taxes	—	(41)
Loss from continuing operations	(699)	(2,970)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation	3,658	5,096
Amortization	302	393
Provision for bad debt expense	109	12
Share-based compensation expense	484	484
Loss on disposal of fixed assets	135	178
Change in assets and liabilities, net of effect
from disposition of business:
Accounts receivable	(1,249)	2,447
Inventories	(55)	9
Other assets	1,132	(183)
Income tax receivable	1,461	12
Accounts payable, accrued expenses and other long-term liabilities	(480)	234
Net cash provided by operating activities of continuing operations	4,798	5,712
Net cash used in operating activities of discontinued operations	—	(300)
Net cash provided by operating activities	4,798	5,412

Cash flows from investing activities:
Capital expenditures	(2,993)	(2,463)
Net cash used in investing activities of continuing operations	(2,993)	(2,463)
Net cash provided by investing activities of discontinued operations	—	83
Net cash used in investing activities	(2,993)	(2,380)

Cash flows from financing activities:
Proceeds from issuance of stock related to employee stock purchase plan	153	—
Reduction in capital lease obligations	(105)	(97)
Debt financing fees	(101)	(257)
Net cash used in financing activities of continuing operations	(53)	(354)
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net cash used in financing activities	(53)	(354)

Net increase in cash and cash equivalents	1,752	2,678
Cash and cash equivalents at beginning of period	16,495	11,547
Cash and cash equivalents at end of period	$18,247	$14,225

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$462	$172
Fixed assets acquired by capital lease	$50	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8	$1
Income taxes	$72	$40

See accompanying notes to consolidated financial statements.

HOOPER HOLMES, INC.

Notes to Unaudited Consolidated Financial Statements
September 30, 2010
(in thousands, except share data, unless otherwise noted)

Note 1: Basis of Presentation

a) Hooper Holmes, Inc. and its subsidiaries (“Hooper Holmes” or the "Company”) provide outsourced health risk assessment services to the life insurance and health industries. The Company operates in one reportable operating segment and provides paramedical and medical examinations, personal health interviews and record collection, and laboratory testing, which help life insurance companies evaluate the risks associated with underwriting policies. The Company also conducts wellness screenings for wellness companies, disease management organizations and health plans.

The Company is one of the leading providers of outsourced risk assessment services to the life insurance and health industries. The core activity of these services consists of arranging for paramedical examinations on behalf of insurance carriers, primarily in connection with such carriers' processing and evaluation of the risks associated with underwriting insurance policies - mainly life insurance policies. As a provider of health risk assessment services to the insurance industry, the Company's business is subject to seasonality, with third quarter sales typically dropping below the other quarters due to the decline in activity typically experienced by the insurance industry during the summer months.

b) The unaudited interim consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2009 annual report on Form 10-K, filed with the SEC on March 12, 2010.

Financial statements prepared in accordance with U.S. GAAP require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and other disclosures. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of the Company's management, necessary for a fair statement of results for the interim periods presented.

The results of operations for the three and nine month periods ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

c) In December 2008, the Company decided to develop a new customer service order tracking IT system to improve the speed, accuracy and consistency of services provided to its Portamedic and Hooper Holmes Services customers. Accordingly, the Company reduced the estimated useful life of its current IT system as appropriate. For the three and nine month periods ended September 30, 2010, net loss increased nil and $0.6 million, respectively, as a result of the reduction in the useful life of the current IT system. For the three and nine month periods ended September 30, 2009, net loss increased $0.6 million and $2.1 million, respectively, as a result of the reduction in the useful life of the current IT system. Accelerated depreciation will have no impact on the fourth quarter of 2010 and beyond.

d) Certain reclassifications have been made to the prior year's consolidated financial statements in order to conform to the current year's presentation.

Note 2:     Liquidity

For the nine month periods ended September 30, 2010 and 2009, the Company incurred losses from continuing operations of $0.7 million and $3.0 million, respectively. These results include losses from operations and restructuring and other charges. Also included in these results is depreciation and amortization expense of $4.0 million and $5.5 million for the nine month periods ended September 30, 2010 and 2009, respectively. Included in the results from continuing operations for the period ending September 30, 2010, in Other (expense) income, net, is the reversal of $1.6 million relating to previously accrued interest and penalties associated with a state unclaimed property matter for which the audit period has lapsed. The Company has managed its liquidity through the sale of certain assets in 2008 and a series of cost reduction initiatives.

At September 30, 2010, the Company had approximately $18.2 million in cash and cash equivalents and no outstanding debt. The Company's net cash provided by operating activities of continuing operations for the nine month periods ended September 30, 2010 and 2009 was $4.8 million (of which $1.5 million represents receipt of a tax refund - see Note 13) and $5.7 million, respectively.

As discussed in Note 10, on March 9, 2009, the Company entered into a three year Loan and Security Agreement (the “Loan and Security Agreement”) with TD Bank, N.A. (“TD Bank”), which provides the Company with a revolving line of credit limited to the lesser of $15 million or 85% of eligible accounts receivable (as defined in the Loan and Security Agreement). The Loan and Security Agreement contains a financial covenant which requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of the end of each of the Company's fiscal quarters. The fixed charge coverage ratio allows for the exclusion of capital expenditures in excess of one dollar from the denominator of the calculation, provided the Company maintains pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date. As of September 30, 2010, the Company's average cash balances at TD Bank for the 90 days ended September 30, 2010 exceeded the pre-defined cash balance requirement under the fixed charge coverage ratio, thereby allowing all capital expenditures in excess of one dollar to be excluded from the denominator of the fixed charge coverage ratio calculation. As of September 30, 2010, the Company's fixed charge coverage ratio measured on a trailing 12-month period and excluding capital expenditures in excess of one dollar was 17.3 to 1.0 and, as such, the Company satisfied the financial covenant. However, there is no assurance that the Company will satisfy this financial covenant as of each fiscal quarter thereafter.

On April 22, 2009, the Company obtained from TD Bank and issued a letter of credit under the Loan and Security Agreement in the amount of $0.5 million in favor of the landlord of the Company's Heritage Labs facility as security for performance of the Company's obligations under the lease. The letter of credit will automatically extend for additional periods of one year, unless notice is given to terminate the letter of credit 60 days prior to its expiration date. In no event shall the letter of credit be renewed beyond December 31, 2011. Also in December 2009, the Company opened a credit card account with $0.1 million in available credit to be used by the Hooper Holmes Services medical records retrieval service line. The letter of credit and the credit card reduced the Company's borrowing capacity under its revolving line of credit. As of September 30, 2010, the Company's borrowing capacity under the revolving line of credit totaled $14.4 million.

For the nine months ended September 30, 2010, the Company's consolidated revenues totaled $123.0 million, representing a decline of approximately 10.5% from the prior year period. In response to declining revenues, the Company has taken certain actions to reduce its costs including headcount reductions, wage and hiring freezes, office closures and consolidations, and a reduction in capital expenditures and general operating expenses. These actions are expected to further reduce expenses during the remainder of 2010.

The current challenging economic climate may lead to further reductions in revenues. If revenues continue to decline, operating losses may continue, and the Company will be required to take additional actions to further reduce costs, capital spending and restructure operations. This would also reduce the Company's cash reserves and potentially require the Company to borrow under the Loan and Security Agreement with TD Bank. Furthermore, there is no guarantee that the Company's current and future cost reduction actions will generate the cost savings necessary to offset declining revenues and operating profits. If the Company is unsuccessful in implementing additional cost reduction initiatives and/or revenues continue to decline at levels similar to or worse than that experienced during the past three years, the Company may fail the financial covenant contained in the Loan and Security Agreement and therefore would be prohibited from borrowing as such failure would constitute an event of default under the Loan and Security Agreement, and any outstanding borrowings would immediately become due and payable to TD Bank. These and other factors would adversely affect the Company's liquidity and its ability to generate profits in the future.

Based on the Company's anticipated level of future revenues, the cost reduction initiatives implemented to date, along with the Company's existing cash, cash equivalents and borrowing capacity, the Company believes it has sufficient funds to meet its cash needs through at least September 30, 2011.

Note 3: Concentration of Credit Risk

No one customer accounted for more than 10% of consolidated revenues for either of the nine month periods ended September 30, 2010 and 2009.

The Company's accounts receivable are due primarily from insurance companies. As of September 30, 2010 and December 31, 2009, no one customer accounted for more than 10% of total consolidated accounts receivable.

Note 4:     Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents.

The Company's net loss and weighted average shares outstanding used for computing diluted loss per share for continuing operations, discontinued operations and net loss were the same as those used for computing basic loss per share for the three and nine month periods ended September 30, 2010 and 2009 because the inclusion of common stock equivalents would be antidilutive. Outstanding stock options to purchase approximately 5,283,000 and 5,392,000 shares of common stock were excluded from the calculation of diluted loss per share for the three and nine month periods ended September 30, 2010 and 2009, respectively, because their exercise prices exceeded the average market price of the Company's common stock for such periods and therefore were antidilutive.

Note 5: Share-Based Compensation

Employee Stock-Based Compensation Plan - On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, non-vested stock and performance shares. The 2008 Plan provides for the issuance of an aggregate of 5,000,000 shares. As of September 30, 2010, the Company is authorized to grant share-based awards of approximately 830,000 shares under the 2008 Plan.

Prior to the 2008 Plan, the Company's shareholders approved stock option plans providing for the grant of options exercisable for up to 4,000,000 shares of common stock in each of 1992 and 1994, 2,400,000 shares in 1997, 2,000,000 shares in 1999 and 3,000,000 shares in 2002. Upon the adoption of the 2008 Plan, no further awards can be granted under these stock option plans.

In general, options under the 2008 Plan are granted at fair value on the date of grant and are exercisable as follows: 25% after two years and 25% on each of the next three anniversary dates thereafter, with contract lives of 10 years from the date of grant.

During the nine month periods ended September 30, 2010 and 2009, options for the purchase of 1,135,000 and 725,000 shares, respectively, were granted. The fair value of the stock options granted during the nine month periods ended September 30, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the nine months ended September 30,
	2010	2009
Expected life (years)	5.4	5.4
Expected volatility	91.7%	85.3%
Expected dividend yield	—	—
Risk-free interest rate	1.6%	2.5%
Weighted average fair value of options
granted during the period	$0.45	$0.30

The expected life of options granted is derived from the Company's historical experience and represents the period of time that options granted are expected to be outstanding. Expected volatility is based on the Company's long-term historical volatility. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table summarizes stock option activity for the nine month period ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2009	5,782,100	$2.54
Granted	1,135,000	0.63
Exercised	—	—
Expired	(271,250)	6.28
Forfeitures	(576,250)	1.06
Outstanding balance at September 30, 2010	6,069,600	$2.16	6.9	$347
Options exercisable at September 30, 2010	2,618,975	$3.74	4.8	$—

The aggregate intrinsic value disclosed in the table above represents the difference between the Company's closing stock price on the last trading day of the quarter ended September 30, 2010 and the exercise price, multiplied by the number of in-the-money stock options.
No stock options were exercised during either of the nine month periods ended September 30, 2010 and 2009. Options for the purchase of 789,375 shares of common stock vested during the nine month period ended September 30, 2010, and the aggregate fair value at grant date of these options was $0.7 million. As of September 30, 2010, there was approximately $1.2 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 3.4 years.
In July 2009, 500,000 shares of non-vested stock were granted under the 2008 Plan. The shares vest as follows: 25% after two years and 25% on each of the next three anniversary dates thereafter. As of September 30, 2010, 100,000 shares of non-vested stock were forfeited. The fair value of these stock awards was based on the grant date market value. As of September 30, 2010, there was approximately $0.1 million of total unrecognized compensation cost related to non-vested stock awards. The cost is expected to be recognized over 3.8 years.
The Company's initial accruals for share-based compensation expense are based on the estimated number of instruments for which the requisite service is expected to be rendered. Therefore, the Company is required to incorporate the probability of pre-vesting forfeitures in determining the number of vested options and non-vested stock. The forfeiture rate is based on historical forfeiture experience. The Company monitors employee termination patterns to estimate forfeiture rates.
Employee Stock Purchase Plan - The Hooper Holmes, Inc. Stock Purchase Plan (2004) (the “2004 Employee Stock Purchase Plan”) provides for the granting of purchase rights for up to 2,000,000 shares of Company stock to eligible employees of the Company. The plan provides employees with the opportunity to purchase shares on the date 13 months from the grant date (the purchase date) at a purchase price equal to 95% of the closing price of the Company's common stock on the NYSE Amex on the grant date. During the period between the grant date and the purchase date, up to 10% of a participating employee's compensation, not to exceed $.025 million, is withheld to fund the purchase of shares under the plan. Employees can cancel their purchases at any time during the period without penalty. In February 2009, purchase rights for up to 850,000 shares were granted with an aggregate fair value of $0.08 million, based on the Black-Scholes pricing model. This offering period concluded in March 2010 and, in accordance with the plan, a total of 850,000 shares were issued for proceeds of $0.2 million. In February 2010, purchase rights for approximately 278,000 shares were granted with an aggregate fair value of $0.1 million, based on the Black-Scholes option pricing model. The February 2010 offering period will conclude in March 2011.
Other Stock Awards - On May 30, 2007, the Company's shareholders approved the Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company's stock. The total number of shares that may be awarded under the 2007 Plan is 600,000. Effective June 1, 2007, each non-employee member of the Board other than the non-executive chair receives 5,000 shares annually and the non-executive chair receives 10,000 shares annually of the Company's stock with such shares vesting immediately upon issuance. The shares awarded under the 2007 Plan are “restricted securities”, as defined in SEC Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). The terms of the awards (whether or not restricted) specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board or, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member. During the nine month periods ended September 30, 2010 and 2009, shares awarded under the 2007 Plan totaled 35,000 and 30,000, respectively.

The Company recorded $0.1 million and $0.5 million of share-based compensation expense in selling, general and administrative expenses for the three and nine month periods ended September 30, 2010, respectively, and $0.2 million and $0.5 million for the three and nine month periods ended September 30, 2009, respectively, related to stock options, non-vested stock, restricted stock awards and the 2004 Employee Stock Purchase Plan.

Note 6: Discontinued Operations
On June 30, 2008, the Company sold substantially all of the assets and liabilities of its Claims Evaluation Division (“CED”) operating segment. In connection with the sale of the CED, the Company has been released as the primary obligor for certain lease obligations acquired but remains secondarily liable in the event the buyer defaults. The fair value of the guarantee obligation at September 30, 2010 is $0.2 million. The guarantee is provided for the term of the lease, which expires in July 2015. As of September 30, 2010, the maximum potential amount of future payments under the guarantee is $0.5 million.
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

On May 7, 2009, the Company reached a settlement agreement with Medicals Direct Holding Limited (“MD”) (successor-in-interest to the purchaser of MDG) whereby the Company and MD agreed to fully release and discharge each other from any and all claims known or unknown under the MDG Stock Purchase Agreement and the Tax Deed executed on October 9, 2007. On May 8, 2009, the Company paid MD the sum of $0.3 million and further released MD from the additional purchase price payments due the Company, totaling $1.2 million. The $0.3 million payment is reflected in cash used by operating activities of discontinued operations in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2009.

Note 7: Intangibles

The following table presents certain information regarding the Company's intangible assets as of September 30, 2010 and December 31, 2009. All identifiable intangible assets are being amortized over their useful lives, as indicated below, with no residual values.

	Weighted
	Average	Gross
	Useful Life	Carrying	Accumulated	Net
(dollars in thousands)	(years)	Amount	Amortization	Balance
At September 30, 2010:
Non-competition agreements	4.7	$8,738	$8,738	$—
Customer relationships	9.7	12,502	11,958	544
Trademarks and trade names	15.7	487	401	86
		$21,727	$21,097	$630
At December 31, 2009:
Non-competition agreements	4.7	$8,738	$8,738	$—
Customer relationships	9.7	12,502	11,675	827
Trademarks and trade names	15.7	487	382	105
		$21,727	$20,795	$932

The aggregate intangible amortization expense for the nine months ended September 30, 2010 and 2009 was approximately $0.3 million and $0.4 million, respectively. Assuming no additional change in the gross carrying amount of intangible assets, the estimated intangible amortization expense for fiscal year 2010 is $0.4 million and for fiscal years 2011, 2012 and 2013 is $0.3 million, $0.2 million and $0.03 million, respectively.

Note 8: Inventories

Inventory, which consists of finished goods and component inventory, is stated at the lower of average cost or market using the first-in first-out (FIFO) inventory method. Included in inventories at September 30, 2010 and December 31, 2009 are $2.1 million and $1.7 million, respectively, of finished goods and $0.7 million and $1.1 million, respectively, of components.

Note 9: Restructuring and Other Charges

During the three and nine month periods ended September 30, 2010, the Company recorded restructuring charges totaling $0.7 million and $0.9 million, respectively. The restructuring charges consisted of severance related to the resignation of the former CEO and employee severance costs primarily related to cost reduction actions relating to the Company's Portamedic and Hooper Holmes Services service lines. As of September 30, 2010, all payments relating to these restructuring charges were complete except for $0.02 million of severance related costs which will be paid within one year.

During the three and nine month periods ended September 30, 2009, the Company recorded restructuring and other charges totaling $0.3 million and $1.1 million, respectively. The restructuring charges consisted of employee severance and branch office closure costs. Other charges consisted of legal and other costs incurred by the Company and by the shareholder nominees related to the 2009 Board of Directors election proxy contest during the second quarter of 2009, totaling $0.4 million. For the three and nine month periods ended September 30, 2009, employee severance totaled $0.1 million and $0.3 million, respectively, and branch office closure costs totaled $0.2 million and $0.4 million, respectively. These restructuring charges relate to cost reduction actions relating to Portamedic and Hooper Holmes Services service lines.

During the year ended December 31, 2009, the Company recorded restructuring and other charges totaling $1.2 million. The restructuring charges consisted of employee severance costs and branch office closure costs. For the year ended December 31, 2009, employee severance totaled $0.4 million and branch office closure costs totaled $0.4 million. These restructuring charges relate to cost reduction actions relating to the Company's Portamedic and Hooper Holmes Services service lines. Other charges consisted of legal and other costs incurred by the Company and by the shareholder nominees related to the 2009 Board of Directors election proxy contest during the second quarter of 2009, totaling $0.4 million.

Following is a summary of the remaining 2009 restructuring charges as of September 30, 2010:

(In millions)	Balance at December 31, 2009	2010 Payments	Balance at September 30, 2010
Lease Obligations	$0.3	$(0.2)	$0.1

During the year ended December 31, 2008, the Company recorded restructuring and other charges totaling $1.6 million. The restructuring charges consisted primarily of severance related to the resignation of the former CEO ($0.4 million), branch office closure costs ($0.2 million) and employee severance costs ($0.1 million), recorded primarily as a result of further reorganization in the Company's Portamedic service line. Other charges consisted of an early termination fee related to an agreement with the outside consultant utilized in the Company's 2006 strategic review and totaled $0.9 million which was paid in the first quarter of 2008. As of December 31, 2008, all payments relating to these restructuring charges were paid.

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

Following is a summary of the remaining 2007 restructuring charges as of September 30, 2010:

(In millions)	Balance at December 31, 2009	2010 Payments	Balance at September 30, 2010
Lease Obligations	$0.1	-	$0.1

At September 30, 2010, $0.2 million of restructuring charges were recorded in accrued expenses in the accompanying consolidated balance sheet. Cash payments related to the above described restructuring charges are expected to be completed within the next twelve months.

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

In connection with the Loan and Security Agreement, the Company paid closing fees of $0.2 million to the lender. The Company is also obligated to pay, on a monthly basis in arrears, an unused line fee (usage fee) equal to 1% per annum on the difference between $15 million and the average outstanding principal balance of cash advances under the revolving credit line plus the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month. In addition, the Company is required to pay an annual loan fee of $0.1 million. During the three and nine month periods ended September 30, 2010, the Company incurred unused line fees of $0.04 million and $0.1 million, respectively.

As security for the Company's full and timely payment and other obligations under the Loan and Security Agreement, the Company has granted TD Bank a security interest in all existing and after-acquired property of the Company and its subsidiary guarantors, including its receivables (which are subject to a lockbox account arrangement), inventory and equipment. As further security, the Company has granted TD Bank a mortgage lien encumbering the Company's corporate headquarters. In addition, the obligations are secured under the terms of security agreements and guarantees provided by all of the Company's subsidiaries. The aforementioned security interest and mortgage lien are referred to herein as the “Collateral”.

TD Bank, in its sole discretion based upon its reasonable credit judgment, may (A) establish and change reserves required against Eligible Receivables, (B) change the advance rate against Eligible Receivables or the fair market value of the Company's corporate headquarters, and (C) impose additional restrictions on the standards of eligibility for Eligible Receivables, any of which could reduce the aggregate amount of indebtedness that may be incurred under the Loan and Security Agreement.

The Loan and Security Agreement contains covenants that, among other things, restrict the Company's ability, and that of its subsidiaries, to:

•	pay any dividends or distributions on, or purchase, redeem or retire any shares of any class of its capital stock or other equity interests;

•	incur additional indebtedness;

•	sell or otherwise dispose of any of its assets, other than in the ordinary course of business;

•	create liens on its assets;

•	enter into any sale and leaseback transactions; and

•	enter into transactions with any of its affiliates on other than an arm's-length or no less favorable basis.

The Loan and Security Agreement contains a financial covenant which requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of the end of each of the Company's fiscal quarters. The fixed charge coverage ratio allows for the exclusion of capital expenditures in excess of one dollar from the denominator of the calculation, provided the Company maintains pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date. The Company's average cash balances at TD Bank for the 90 days ended September 30, 2010 exceeded the pre-defined cash balance requirement under the fixed charge coverage ratio, thereby allowing all capital expenditures in excess of one dollar to be excluded from the denominator of the fixed charge coverage ratio calculation. As of September 30, 2010, the Company's fixed charge coverage ratio measured on a trailing 12-month period and excluding capital expenditures in excess of one dollar was 17.3 to 1.0 and, as such, the Company satisfied the financial covenant. However, there is no assurance that the Company will satisfy this financial covenant as of each fiscal quarter thereafter.

On April 22, 2009, the Company obtained from TD Bank and issued a letter of credit under the Loan and Security Agreement in the amount of $0.5 million in favor of the landlord of the Company's Heritage Labs facility as security for performance of the Company's obligations under the lease. The letter of credit will automatically extend for additional periods of one year, unless notice is given to terminate the letter of credit 60 days prior to its expiration date. In no event shall the letter of credit be renewed beyond December 31, 2011. Also, in December 2009, the Company opened a credit card account with $0.1 million in available credit to be used by the Hooper Holmes Services medical records retrieval service line. The letter of credit and the credit card reduced the Company's borrowing capacity under its revolving line of credit. As of September 30, 2010, the Company's borrowing capacity under the revolving line of credit totaled $14.4 million.

The failure of the Company or any subsidiary guarantor to comply with any of the covenants or the breach of any of its or their representations and warranties contained in the Loan and Security Agreement constitutes an event of default under the Loan and Security Agreement. In addition, the Loan and Security Agreement provides that “Events of Default” include the occurrence or failure of any event or condition that, in TD Bank's sole judgment, could have a material adverse effect (i) on the business, operations, assets, management, liabilities or condition of the Company, (ii) on the value of or the perfection or priority of TD Bank's lien upon the Collateral, or (iii) on the ability of the Company and its subsidiary guarantors to perform under the Loan and Security Agreement.

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

Note 11: Commitments and Contingencies

The Company has executive change in control agreements with the executive officers of the Company, and employment agreements with certain individuals, which provide for certain payments upon the occurrence of certain events as defined in the agreements.

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

In the past, some state agencies have claimed that the Company improperly classified its examiners as independent contractors for purposes of state unemployment and/or worker's compensation tax laws and that the Company was therefore liable for taxes in arrears, or for penalties for failure to comply with their interpretation of the laws. There are no assurances that the Company will not be subject to similar claims in other states in the future.

By letter dated November 19, 2009, the Company was informed by a life insurance company client of its belief that a number of reports prepared by the Company in connection with telephone interviews with insurance applicants contained inaccuracies that affected the rating or issuance of insurance policies written by the client. The client claimed that it sustained losses as a result of this incident and sought reimbursement from the Company. The Company notified its insurance carrier of the claim and engaged in discussions with the client and with the Company's insurance carrier about a potential resolution. In 2009, the Company recorded a reserve and a corresponding insurance receivable in connection with this claim. In August 2010, the matter was resolved among the parties.

Note 12: Litigation

On February 28, 2008, a physician, John McGee, M.D., filed suit in the United States District Court for the Eastern District of New York in which he alleged, among other things, that an insurance company and numerous other named and unnamed defendants including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008), violated various laws, including the Racketeer Influenced Corrupt Organization Act (“RICO”), in connection with the arranging of independent medical examinations. The substance of the claim appears to be that the plaintiff physician was denied compensation for medical services allegedly rendered to persons claiming to have been injured in automobile accidents, after independent medical examinations arranged by the defendant insurance company indicated no basis for those services. It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or the CED in particular. The Company believes the plaintiff's claims are without merit and intends to defend itself vigorously in this matter. The Company, along with the other defendants, have moved to dismiss the case, and these motions are pending. The motions are based on grounds similar to those asserted in the motion to dismiss filed in the Sundahl matter, described below. On July 31, 2009, plaintiff filed an amended complaint which modifies the claims for relief, primarily against a defendant insurance company. On February 11, 2010, based on the fact that the amended complaint appears to allege claims only against the insurance company, the court dismissed the case as against all other defendants including Hooper Evaluations, Inc., without prejudice to plaintiff seeking to further amend the complaint. The Company has retained liability for this litigation following the sale of substantially all of the assets of the CED.

On April 3, 2008, Gregory Sundahl and Jesse Sundahl, individually and on behalf of all others similarly situated, filed suit in the United States District Court for the Eastern District of New York in which they alleged, among other things, that an insurance company and numerous other named and unnamed defendants including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008), violated various laws, including RICO, in connection with the arranging of independent medical examinations. This suit was filed by the same lawyer that filed the McGee case described above, and contains similar allegations, but on behalf of the patients who were allegedly injured in automobile accidents whose medical services were not paid for based on the results of independent medical examinations. It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or the CED in particular. The Company believes the plaintiff's claims are without merit and intends to defend itself vigorously in this matter. The Company, along with the other defendants, moved to dismiss the case, and this motion was granted on March 31, 2009. The alleged claims under federal law have been dismissed with prejudice; the alleged claims under state law were dismissed without prejudice to plaintiffs re-filing them in state court. On April 22, 2009, plaintiffs moved for reconsideration of the dismissal order; the Company's opposition to that motion was filed May 4, 2009. Plaintiffs also filed, on May 8, 2009, a notice of appeal from the dismissal order. Plaintiffs' appeal was dismissed by the U.S. Court of Appeals on June 10, 2010. Plaintiffs' motion for reconsideration of the dismissal order was denied on September 28, 2010. The Company has retained liability for this litigation following the sale of substantially all of the assets of the CED.
On July 22, 2009, an individual named Nicolo Genovese filed suit in the Supreme Court of the State of New York, County of Suffolk in which he alleged, among other things, that an insurance company and numerous other corporate and individual defendants, including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008) and Hooper Holmes, Inc. violated various state laws in connection with the arranging of independent medical exams. With respect to Hooper Evaluations, Inc. and certain other named defendants who were part of the CED, the Company has retained liability for this litigation following the sale of substantially all of the assets of the CED. It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or the Company or the former CED entities in particular. On October 26, 2009, a motion to dismiss the complaint was filed on behalf of the Company and the former CED entities. The Company believes the plaintiff's claims are without merit and intends to defend itself vigorously in this matter. The Company has also initiated steps to invoke insurance coverage that may apply to some or all of the potential liability and/or costs of suit.
The Company is a party to a number of other legal actions arising in the ordinary course of its business. In the opinion of management, the Company has substantial legal defenses and/or insurance coverage with respect to all of its pending legal actions. Accordingly, none of these actions is expected to have a material adverse effect on the Company's liquidity, its consolidated results of operations or its consolidated financial position.

Note 13: Income Taxes

The Company recorded tax expense of $0.2 million for each of the three and nine month periods ended September 30, 2010. The tax expense recorded, including interest, is primarily due to an accrual for an uncertain tax position under ASC 740 in one state for tax years 2007 and 2008, and the true-up of the 2009 tax provision for this state. No federal or state tax benefits were recorded relating to the current year loss, as the Company continues to believe that a full valuation allowance is required on its net deferred tax assets.
A tax benefit of $0.002 million was recorded in the three months ended September 30, 2009. For the nine month period ended September 30, 2009, the Company recorded $0.04 million in tax expense reflecting certain state tax liabilities. No amounts were recorded for unrecognized tax benefits or for the payment of interest or penalties during the three and nine month periods ended September 30, 2009.

In July 2008, the Company received notification from the Internal Revenue Service that it had completed its audits of the Company's tax returns for the years 2001 through 2006 with no adjustments. State income tax returns for the year 2005 and forward are subject to examination.

As of September 30, 2010 the Company has U.S. federal and state net operating loss carryforwards of approximately $82.7 million and $76.4 million, respectively. The net operating loss carryforwards, if unutilized, will expire in the years 2011 through 2029.

Prior to the passage of the Worker, Homeownership and Business Assistance Act of 2009 (the “2009 Act”) signed into law in the fourth quarter of 2009, corporations were allowed to carryback net operating losses two years and forward 20 years to offset taxable income. Under the 2009 Act, corporations can elect to carryback net operating losses incurred in either 2008 or 2009 to a profitable fifth year preceding the loss year. The net operating loss carried back is limited to 50% of the available taxable income for that year. The Company was able to carryback approximately $4.3 million of federal net operating losses incurred in 2008 to tax year 2003 and in the fourth quarter of 2009, the Company filed an amended tax return to recover approximately $1.5 million of federal income tax previously paid. In February 2010, the Company received $1.5 million of cash related to the carryback claim, which included $0.02 million of interest.

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Report, the terms “Hooper Holmes,” “Company,” “we,” “us” and “our” refer to Hooper Holmes, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, but not limited to, statements about our plans, strategies and prospects. When used in this Report, the words “expects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margins, net and operating losses, our new IT system and the expansion of certain business units.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, risks related to customer concerns about our financial health, our liquidity, future claims arising from the sale of our business, declines in our business, our competitive disadvantage, and our ability to successfully implement cost reduction initiatives. The section of our 2009 Annual Report on Form 10-K entitled “Risk Factors” and similar discussions in our other filings with the Securities and Exchange Commission (“SEC”) discuss these and other important risks that may affect our business, results of operations, cash flows and financial condition. Investors should consider these factors before deciding to make or maintain an investment in our securities. The forward-looking statements included in this Report are based on information available to us as of the date of this Report. We expressly disclaim any intent or obligation to update any forward-looking statements including, without limitation, to reflect subsequent events or circumstances.

Overview

We currently engage in several service lines that are managed as one division: the Health Information Division.

Our Health Information Division (HID) consists of the following service lines:

•
Portamedic - performs paramedical and medical examinations of individuals, primarily on behalf of insurance companies in connection with the offering or rating of insurance coverage (mainly life insurance), along with medical examinations of health plan participants in order to provide medical information on plan members to the plan sponsors;

•
Heritage Labs - performs tests of blood, urine and/or oral fluid specimens, primarily generated in connection with the paramedical exams and wellness screenings performed by our Portamedic and Health & Wellness service lines, and assembles and sells specimen collection kits;

•
Health & Wellness - collects health information via on-site biometric screenings, self-collection laboratory test kits and health risk assessments for health management companies, including wellness companies, disease management organizations and health plans; and

•
Hooper Holmes Services - provides telephone interviews of insurance candidates, retrieval of medical records and inspections, risk management solutions and underwriting services for simplified issue products and products requiring full underwriting.

Our Portamedic paramedical examination services accounted for 69.8% and 74.1% of revenues for the three month periods ended September 30, 2010 and 2009, respectively, and 72.7% and 74.3% of revenues for the nine month periods ended September 30, 2010 and 2009, respectively. As a provider of health risk assessment services to the insurance industry, our business is subject to seasonality, with third quarter sales typically dropping below the other quarters due to the decline in activity typically experienced by the insurance industry during the summer months.

Leadership Transition

On September 10, 2010, Roy H. Bubbs resigned from his positions as our President and Chief Executive Officer and as a member of our Board of Directors. On September 15, 2010, we announced the appointment of Ransom J. Parker as President and Chief Executive Officer and a member of the Company's Board of Directors.

Mr. Parker has been a senior executive, director and private equity investor in healthcare and technology companies for more than 30 years. In his most recent position as principal of Cerulean Advisors, he provided strategic, financial and operations guidance to healthcare IT, medical device and life science companies. From 1998 to 2008, he served as general partner of Redshift Ventures, where his contributions included corporate governance, strategic planning, capitalization and management development in over a dozen companies as an investor and director.

Mr. Parker's leadership positions with healthcare IT companies include The Compucare Company, where he served as President and Chief Operating Officer, Shared Medical Systems Corporation, and Technicon Data Systems. In his positions with these companies, he focused on developing and implementing growth strategies, corporate sales, account management, business development, product planning, financial management and synergistic acquisitions.

Highlights for the Three and Nine Month Periods Ended September 30, 2010

Financial Results for the Three Month Period Ended September 30, 2010

For the three month period ended September 30, 2010, consolidated revenues totaled $40.3 million, a 7.9% decline from the corresponding prior year period. Our revenue decline in the third quarter of 2010 is primarily attributable to the economy and its negative impact on the customers we serve (i.e., the life insurance industry). In addition, several of our large customers experienced a reduction in their business during 2010 due to a change in the pricing and/or design of their life insurance products. Although general economic conditions appear to have started to improve in 2010, we believe that this has not yet resulted in significant increased demand for our customers' life insurance products. As a result we have continued to decrease our costs and closely monitor capital expenditures in 2010.

Gross margin for the third quarter of 2010 was 25.5%, compared to 26.3% in the comparable prior year period, primarily due to a gross margin decline in our Portamedic service line. We reduced our selling, general and administrative (“SG&A”) expenses to $10.6 million for the third quarter of 2010, representing a reduction of $1.3 million, or approximately 10.6% from the prior year period. As detailed in the Portamedic highlights, included in SG&A expense is accelerated depreciation expense of nil and approximately $0.6 million for the third quarter 2010 and 2009, respectively, related to the reduction of the estimated useful life of our current customer service order tracking information technology (“IT”) systems. Our 2010 third quarter results also included restructuring charges of approximately $0.7 million, as compared to 2009 third quarter restructuring and other charges totaling $0.3 million.

Our operating loss from continuing operations for the three month period ended September 30, 2010 was $1.0 million compared to a $0.6 million loss for the comparable prior year period.

For the third quarter of 2010, we realized a loss from continuing operations of $1.2 million, or $0.02 per share on both a basic and diluted basis. For the third quarter 2009, we reported a loss from continuing operations of $0.7 million, or $0.01 per share on both a basic and diluted basis.

Financial Results for the Nine Month Period Ended September 30, 2010

For the nine month period ended September 30, 2010, consolidated revenues totaled $123.0 million, a 10.5% decline from the corresponding prior year period. Our gross profit totaled $32.2 million for the nine month period ended September 30, 2010 versus $36.8 million in the comparable period of the prior year. Our gross profit percentage was 26.2% for the nine month period ended September 30, 2010, compared to a gross profit percentage of 26.8% for the nine month period ended September 30, 2009.

SG&A expenses were $33.3 million in the nine month period ended September 30, 2010, a decline of $5.1 million in comparison to the nine month period ended September 30, 2009. Included in SG&A expense is accelerated depreciation expense (non-cash) of approximately $0.6 million and $2.1 million related to the reduction of the estimated useful life of our current IT systems for the nine month periods ending September 30, 2010 and 2009, respectively. During the nine month period ended September 30, 2010, restructuring charges totaled $0.9 million, consisting primarily of severance costs. Results for the nine month period ended September 30, 2009 included restructuring and other charges totaling $1.1 million, consisting primarily of severance, branch office closure costs and legal and other costs related to the 2009 Board of Directors election proxy contest.

Our operating loss from continuing operations for the nine month period ended September 30, 2010 was $2.0 million compared to a $2.7 million loss for the comparable prior year period.

For the nine month period ended September 30, 2010, we incurred a loss from continuing operations of $0.7 million, or $0.01 per share on both a basic and diluted basis, compared to a loss from continuing operations of $3.0 million, or $0.04 per share on both a basic and diluted basis, in the nine month period ended September 30, 2009. Included in income from continuing operations for the nine month period ended September 30, 2010 is a $1.6 million gain representing the reversal of a reserve previously established for interest and penalties associated with a state unclaimed property matter for which the audit period has lapsed.

Portamedic

In the quarter ended September 30, 2010, Portamedic revenues decreased approximately 13.2% in comparison to the prior year period. Our revenue decline is primarily attributable to a decline in completed examinations in the third quarter 2010 of 14.2% compared to the third quarter of 2009. We continue to believe that achieving acceptable profitability levels will require top-line revenue growth, including the reversal of past revenue declines. Although we have approvals to provide services to over 90% of the insurance carriers in the marketplace, the number of paramedical examinations we complete on life insurance applicants continues to decline.

In order to reverse our decline in completed examinations, we must achieve greater success in turning carrier approvals into unit sales at the local agent, corporate and brokerage levels. We continue to take steps to strengthen our corporate and local sales force, including hiring more sales representatives, streamlining our sales tracking systems, improving sales training, and focusing sales incentives on increases in paramedical exams completed (i.e., unit goals). We have also introduced new services which we believe will provide us an opportunity to increase unit sales to existing and new customers.

The market for our Portamedic services has steadily declined. According to the MIB Life Index, in 2009 there were approximately nine million applications for life insurance completed in the United States, compared to approximately 17 million applications in 1985. Notwithstanding the rate of decline in applications submitted, we believe that the market continues to offer attractive opportunities to a company that can sell its services effectively and distinguish itself from its competitors.

We have taken (or are in the process of taking) the following steps to increase our market share and improve top-line revenue:

•
In April 2010, we launched a new electronic system for capturing paramedical exam information which utilizes wireless mobile netbooks, linked to secure corporate servers. This new “iParamed e-Exam” service delivers a complete digital case file for any life insurance applicant located anywhere in the U.S., while also providing our customers with real-time quality assurance at the time of exam. The cycle time required for insurance carriers to process applications is also expected to be reduced. During the third quarter of 2010, we began deployment of mobile netbooks to our examiners to service iParamed e-Exam customers and expect to have 500 netbooks deployed by December 2010.

•
In the second quarter of 2010, we began providing examination services to several health insurance providers. We provide these services using our network of medical professionals. The purpose of these examinations is to enable health insurance companies to evaluate risk and insurability for health insurance applicants.

•
In the fourth quarter of 2009, we expanded our service offering of providing medical exam assessments to senior individuals who are enrolled in Medicare Advantage healthcare plans. We provide these services utilizing our network of licensed and trained physicians, nurse practitioners and physician assistants. The purpose of these medical assessments is to provide health insurance payors with health information on their plan members to assist in validating pricing/reimbursement information and to provide information used in quality improvement and disease management initiatives.

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

•
We will begin the rollout of our new customer service order tracking IT system at several of our larger branch offices in December 2010. Based on our current project plan timetable, we now expect to complete the conversion of the systems at all of our branches by March 31, 2011. The change in the estimated completion date from the end of December 2010 to March 31, 2011 is due to additional functionality added to the project plan. The new system is expected to improve the speed, accuracy and consistency of services provided to our Portamedic customers, while lowering our future operating costs. This new customer service system is expected to cost approximately $2.0 million to develop, including implementation costs. As a result of the development of this new system, we reduced the estimated useful life of our old system as appropriate. This reduction in useful life accelerated our depreciation expense (non-cash charge) by nil and approximately $0.6 million in the third quarter of 2010 and 2009, respectively. We believe that our investment in this new customer service system will enhance the quality of service to our customers, while improving productivity and decreasing future cash outlay.

•
We continue to take steps to strengthen our local sales force including hiring additional sales representatives, streamlining our sales tracking systems, improving sales training, and focusing sales incentives on increases in paramedical exams completed (i.e., unit goals).

Although the number of paramedical examinations Portamedic performs continues to decline, we believe that we are a market leader in the industry. We also believe that the steps we are taking to improve our selling ability and the quality of our services will enable us to reduce the rate of decline experienced in the last several years. However, market conditions during the remainder of 2010 are expected to continue to be difficult for our Portamedic service line, particularly in light of the weak U.S. economy and its negative impact on the market for life insurance, along with the related impact on our customers.

Heritage Labs

Heritage Labs services consist principally of performing tests of blood, urine and/or oral fluid specimens, and the assembly and sale of kits used in the collection and transportation of such specimens to its lab facility. Heritage Labs revenues in the third quarter of 2010 of $3.3 million decreased 8.0% in comparison to the prior year period. In the third quarter of 2010, approximately 62% of Heritage Labs revenue came from lab testing and 38% came from the sale of specimen kits.

Most of Heritage Labs revenue originates from paramedical exam companies (including Portamedic), and therefore Heritage Labs is affected by the same negative market trends affecting Portamedic, namely the decline in the number of life insurance applications. In response, Heritage Labs has taken the following steps to expand its market share and increase revenues:

•
Heritage Labs continues to focus on data modeling to gain a better understanding of the true mortality consequences of the laboratory tests that we provide to the insurance industry. Our objective is to assist our clients in their ability to develop new insurance products and establish more accurate premium rating or pricing techniques using the lab mortality data that we have developed. We have also begun to develop risk scores to help our insurance clients better understand the mortality implications between and among interactions of multiple tests related to specific disease states. We believe that the mortality data we are providing are unique and more complex than the data being provided by our competitors. We believe we will be able to leverage the value of the data we supply to gain new business in 2010. Although we are evaluating whether to sell this data, our primary strategy is to provide this data to our customers, with the expectation of securing increased lab testing from the customer.

•
In December 2009, we hired a new Chief Operating Officer to oversee the operations of our Heritage Labs and Health & Wellness service lines. This individual has assisted in the implementation of actions to improve our processes and reduce costs, including the outsourcing of several kit assembly functions, obtaining price reductions for kit raw materials and lab test reagents, along with a consolidation of certain Heritage Labs and Health & Wellness job functions.

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

•
In 2009, Heritage Labs moved its lab facilities to a new, larger location which is expected to increase productivity and enable new service/product offerings, including offerings focusing outside the paramedical exam marketplace.

Health & Wellness

Our Health and Wellness service line, established in 2007, recorded revenues of approximately $3.7 million in the third quarter of 2010, an increase of $1.2 million, or approximately 48%, from the prior year period. In the third quarter of 2010, we performed approximately 72,000 health screenings and sold 10,000 home test kits. In the third quarter of 2009, we performed approximately 45,000 health screenings and sold 10,000 home test kits. We currently provide our services to 65 health management companies, up from 42 health management companies in the third quarter of 2009. We have conducted screening events in every state in the U.S. as well as the District of Columbia and Puerto Rico. To date, we have certified approximately 3,000 of the examiners in our network to be “wellness certified” examiners.

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

In 2009, we expanded the services we offer at our biometric screening events to include influenza immunization and health counseling. In 2010, we further expanded our service offering to include Diabetes Know Now!, an on-line health risk assessment for diabetes utilizing A1c test kits from Heritage Labs. Three large health organizations make our Diabetes Know Now! service available to their populations. In addition, in October 2010, we introduced "Hooper Holmes OnSite" which provides our customers with face-to-face health coaching in order to increase the engagement of participants in health management programs.

We believe that we are well-positioned to capture a significant share of the health and care management market in which our Health and Wellness service line operates, given our Company's unique set of assets, including our own laboratory (Heritage Labs), systems and personnel and access to our network of paramedical examiners.

Hooper Holmes Services

During the second quarter of 2010, the Chief Operating Officer hired in December 2009 to oversee the operations of Heritage Labs and Health and Wellness service lines assumed operational responsibility for Hooper Holmes Services. This individual will focus on improving operations, identifying efficiencies in the organization, and further reducing costs.

Hooper Holmes Services revenues for the third quarter 2010 decreased 4.0% in comparison to the prior year period. Revenue from our attending physician statement (“APS”) retrieval services and physicians information line (“PIL”), the largest revenue component within Hooper Holmes Services, increased 8.3% in the third quarter 2010 as compared to the prior year period due to an 8.4% increase in the number of units performed. For the third quarter 2010, revenue from Health Risk Analytics (which includes our risk management and underwriting services) increased 14.4% over the prior year period, attributable to new business from three new customers and expanded services to one large customer. During 2010, another new customer also chose Hooper Holmes Services to manage applications processing for a new universal life product.

The above increases in third quarter 2010 revenue were offset by a 21.0% decline in third quarter 2010 revenues from our tele-underwriting/interviewing services as compared to the prior year period attributable to the overall decrease in life insurance application activity.

During the nine month period ended September 30, 2010, we implemented several cost reduction activities, primarily reducing staff, to bring expenses in line with revenues.

Key Financial and Other Metrics Monitored by Management

In our periodic reports filed with the SEC, we provide certain financial information and metrics about our service lines and information that our management uses in evaluating our performance and financial condition. Our objective in providing this information is to help our shareholders and investors generally understand our overall performance and assess the profitability of our service lines, and our prospects for future net cash flows.

In the third quarter of 2010, the metrics which we monitored included:

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three and nine month periods ended September 30, 2010 and 2009

The table below sets forth our revenue by service line for the periods indicated.

(in thousands)	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change

Portamedic	$28,152	$32,432	(13.2)%	$89,355	$102,072	(12.5)%
Heritage Labs	3,285	3,571	(8.0)%	10,043	11,318	(11.3)%
Health and Wellness	3,681	2,486	48.1%	8,521	6,837	24.6%
Hooper Holmes Services	5,687	5,925	(4.0)%	16,615	19,187	(13.4)%
Subtotal	40,805	44,414		124,534	139,414
Intercompany eliminations(a)	(459)	(624)		(1,556)	(1,977)
Total	$40,346	$43,790	(7.9)%	$122,978	$137,437	(10.5)%

(a) represents intercompany sales from Heritage Labs to Portamedic

Revenues

Consolidated revenues for the three month period ended September 30, 2010 were $40.3 million, a decline of $3.4 million or 7.9% from the prior year period. For the nine month period ended September 30, 2010, our consolidated revenues were $123.0 million compared to $137.4 million in the corresponding period of the prior year period. As explained in greater detail below, similar market forces influenced the revenues and operating results of our service lines throughout the three and nine month periods ended September 30, 2010.

Portamedic

Portamedic revenues in the third quarter of 2010 were $28.2 million, a decrease of $4.3 million, or 13.2%, compared to the prior year period. For the nine month period ended September 30, 2010, revenue decreased to $89.4 million compared to $102.1 million for the same period of the prior year, or 12.5%. The decline in Portamedic revenues reflects the net impact of:

•
decreased paramedical examinations performed in the third quarter of 2010 of approximately 14.2% (313,000 in the third quarter of 2010, or 4,887 per day, vs. 365,000 in the third quarter of 2009, or 5,699 per day), and in the nine month period ended September 30, 2010 of approximately 13.0% (1,003,000 in the nine month period ended September 30, 2010, or 5,253 per day, vs. 1,154,000 in the nine month period ended September 30, 2009, or 6,041 per day); and

•
higher average revenue per paramedical examination in the third quarter of 2010 of approximately 0.3% as compared to the third quarter of 2009 ($90.22 in the third quarter of 2010 vs. $89.93 in the third quarter of 2009), and in the nine month period ended September 30, 2010, a lower average revenue per paramedical examination of approximately 0.3% ($89.37 in the nine month period ended September 30, 2010 vs. $89.65 in the nine month period ended September 30, 2009)

We attribute the reduction in the number of paramedical examinations and related services performed in the third quarter and nine months ended September 30, 2010 to a decline in life insurance application activity at several of our large customers and the continued weakness of the U.S. economy. In addition, several of our large customers experienced a reduction in their business during 2010 due to a change in the pricing and/or design of their life insurance products.

Heritage Labs

Heritage Labs revenues in the third quarter of 2010 were $3.3 million , a decrease of $0.3 million, or 8.0%, compared to the prior year period. For the nine month period ended September 30, 2010, revenue decreased to $10.0 million compared to $11.3 million for the same period of the prior year, or 11.3%. This decrease is attributable to a decline in specimen kit revenue and insurance specimen revenue.

Revenue from Heritage Labs specimen kits in the third quarter of 2010 were $1.3 million, a decrease of $0.2 million, or 15.4% compared to the prior year period. For the nine month period ended September 30, 2010, specimen kit revenue decreased to $4.0 million compared to $4.9 million for the same period of the prior year, or 18.7%. This decrease is primarily attributable to reduced demand from one large customer.

During the third quarter of 2010, Heritage Labs tested 8.2% fewer insurance specimens compared to the prior year period (129,000 in the third quarter of 2010 vs. 141,000 in the third quarter of 2009) representing a revenue decline of approximately $0.05 million, and 7.8% less in the first nine months of 2010 compared to the same period in 2009 (389,000 vs. 422,000) representing a revenue decline of approximately $0.3 million. These revenue decreases were partially offset by an increase in Heritage Labs average revenue per insurance specimen tested in the third quarter of 2010 compared to the prior year period ($15.69 in the third quarter of 2010 vs. $14.77 in the third quarter of 2009), and in the first nine months of 2010 compared to the same period in 2009 ($15.55 in the nine month period ended September 30, 2010 vs. $15.14 in the nine month period ended September 30, 2009).

The decline in Heritage Labs revenue for the three and nine month periods ended September 30, 2010 as compared to the prior year periods was primarily due to reduced demand for lab testing services resulting from fewer insurance applications processed by Heritage Labs customers and in the number of paramedical examinations completed by Portamedic. Approximately 75-80% of total specimens tested by Heritage Labs originate from a Portamedic paramedical exam or a Health and Wellness screening. The increased average revenue per specimen experienced in the third quarter of 2010 is primarily due to an increase in the amount we charged our customers resulting from an increase in overnight delivery costs incurred by us and passed on to our customers, along with product mix. The increase in average revenue per specimen for the nine month period ended September 30, 2010 as compared to the prior year period was due primarily to product mix.

Health and Wellness

Health and Wellness revenues in the third quarter of 2010 were $3.7 million, an increase of $1.2 million, or 48.1%, compared to the prior year period. For the nine month periods ended September 30, 2010 and 2009, revenues totaled $8.5 million and $6.8 million, respectively. Health and Wellness, established in 2007, performed approximately 72,000 health screenings and sold 10,000 home test kits in the third quarter of 2010. For the nine months ended September 30, 2010, we performed approximately 159,000 health screenings and sold 28,000 home test kits. In the third quarter of 2009, Health and Wellness completed approximately 45,000 health screenings and sold 10,000 home kits. For the nine months ended September 30, 2009, we completed approximately 126,000 health screenings and sold 13,000 home test kits. Our revenue increase in the third quarter of 2010 (when compared to the third quarter of 2009) is primarily due to our sales and marketing efforts, as we continue to grow and develop this business.

We currently provide services to 65 health management companies, up from 42 in the third quarter of 2009. We have conducted screening events in every state in the U.S. as well as in the District of Columbia and Puerto Rico. To date, we have certified approximately 3,000 of the examiners in our network to be “wellness certified” examiners.

Hooper Holmes Services

Hooper Holmes Services revenues for the third quarter of 2010 were $5.7 million, a decline of $0.2 million, or 4.0%, from the prior year period. For the nine month periods ended September 30, 2010 and 2009, revenues totaled $16.6 million and $19.2 million, respectively.

Revenue from our attending physician statement (“APS”) retrieval and physicians information line (“PIL”) increased 8.3% in the third quarter 2010 as compared to the prior year period due to an 8.4% increase in the number of units performed in the current quarter as compared to the prior year. For the nine month periods ended September 30, 2010 and 2009, APS and PIL revenues totaled $8.0 million and $8.6 million, respectively. This decline in revenue is due to a 7.2% decrease in the number of units performed and, to a lesser extent, a 2.4% decrease in average price per unit in the first nine months of 2010 as compared to the comparative prior year period.

Health Risk Analytics includes our risk management and underwriting services. Revenues increased 14.4% in the third quarter of 2010 to $1.0 million compared to the prior year period primarily due to revenue from three new customers. For each of the nine month periods ended September 30, 2010 and 2009, revenues totaled $3.0 million.

Consumer Services includes our tele-underwriting/interviewing services. Revenues from Consumer Services for the third quarter of 2010 decreased 21.0% to $1.2 million, as compared to the prior year period. For the nine month periods ended September 30, 2010 and 2009, revenues totaled $3.8 million and $5.1 million, respectively. The decrease in revenue is primarily due to a decline in the number of tele-underwriting/interviewing units completed of 23.8% as compared to the third quarter of 2009, and 26.7% as compared to the first nine months of 2009. The average price per unit for the three and nine month periods ended September 30, 2010 increased 3.7% and 1.0%, respectively.

Cost of Operations

Consolidated cost of operations amounted to $30.1 million for the third quarter of 2010, compared to $32.3 million for the prior year period. For the nine months ended September 30, 2010, cost of operations was $90.8 million compared to $100.6 million for the nine months ended September 30, 2009. The following table shows cost of operations as a percentage of revenues for the corresponding service lines.

(in thousands)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2010	As a % of Revenues	2009	As a % of Revenues	2010	As a % of Revenues	2009	As a % of Revenues
Portamedic/Health & Wellness	$23,932	75.2%	$25,632	73.4%	$72,281	73.8%	$79,147	72.7%
Heritage Labs	2,027	61.7%	2,336	65.4%	6,372	63.4%	7,294	64.4%
Hooper Holmes Services	4,583	80.6%	4,952	83.6%	13,570	81.7%	16,164	84.2%
Subtotal	30,542		32,920		92,223		102,605
Intercompany eliminations (a)	(478)		(648)		(1,470)		(2,002)
Total	$30,064	74.5%	$32,272	73.7%	$90,753	73.8%	$100,603	73.2%

(a) represents intercompany cost of operations pertaining to sales from Heritage Labs to Portamedic

The decrease in the consolidated cost of operations in absolute dollars for the three and nine month periods ended September 30, 2010 compared to the prior year periods was primarily attributable to lower cost of operations in our Portamedic, Heritage Labs and Hooper Holmes Services service lines, which was attributable to reduced revenue levels and cost reduction initiatives implemented as revenues declined. Also, a lower overall cost structure was achieved by our July 2009 integration of our Underwriting Solutions and Infolink service lines into our Hooper Holmes Services service line. As a percentage of revenues, cost of operations increased to 74.5% and 73.8% for the three and nine month periods ending September 30, 2010, compared to 73.7% and 73.2% in the comparable prior year periods, respectively. This increase as a percentage of revenues is due primarily to revenues decreasing at a rate greater than our ability to reduce Portamedic branch fixed costs.

Selling, General and Administrative Expenses

(in thousands)	For the Three Months Ended September 30,		Decrease	For the Nine Months Ended September 30,		Decrease
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Selling, general and administrative expenses	$10,607	$11,867	$1,260	$33,292	$38,360	$5,068

Consolidated SG&A expenses for the three and nine month periods ended September 30, 2010 decreased $1.3 million and $5.1 million, respectively, compared to the corresponding prior year periods.

The decrease in SG&A expenses for the three and nine month periods ended September 30, 2010 compared to the prior year periods is primarily due to reductions of:

•	health insurance, workers compensation and general insurance costs totaling $0.7 million and $2.0 million, respectively;

•	accelerated depreciation expense related to the reduction of the estimated useful life of our current customer service order tracking IT systems totaling $0.6 million and $1.5 million, respectively;

•	consulting costs associated with a strategic advisor retained in 2009 totaling nil and $0.5 million, respectively;

•	incentive compensation expense totaling nil and $0.1 million, respectively;

•	Portamedic regional and administrative salaries and related expenses totaling nil and $0.1 million, respectively;

•	audit and bank fees, and amortization expense totaling $0.03 million and $0.4 million, respectively; and

•	moving expense associated with Heritage Labs' move to a new facility in January 2009 totaling nil and $0.2 million, respectively.

Restructuring and Other Charges

For the three and nine month periods ended September 30, 2010, we recorded restructuring charges of $0.7 million and $0.9 million, respectively. These 2010 charges consisted of severance related to the resignation of our former CEO and cost reduction actions taken in connection with our core Portamedic and Hooper Holmes Services service lines. Restructuring charges for the three and nine month periods ended September 30, 2009 were $0.3 million and $1.1 million, respectively, and were attributable to employee severance related to cost reduction actions taken in connection with our core Portamedic and Hooper Holmes Services service lines. Other charges recorded in the three and nine month periods ended September 30, 2009 related to legal and other costs for the 2009 Board of Directors election proxy costs, and totaled $0.4 million.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the three month period ended September 30, 2010 was $1.0 million, or 2.5% of consolidated revenues, compared to a consolidated operating loss from continuing operations for the three month period ended September 30, 2009 of $0.6 million, or 1.4% of consolidated revenues. For the nine month period ended September 30, 2010, our consolidated operating loss from continuing operations was $2.0 million, or 1.6% of consolidated revenues, compared to a consolidated operating loss from continuing operations for the nine month period ended September 30, 2009 of $2.7 million, or 1.9% of consolidated revenues.

Other (expense) income

Interest income for the three month period ended September 30, 2010 was $0.03 million compared to $0.02 million for the prior year period. For the nine month period ended September 30, 2010, interest income was $0.1 million compared to $0.07 million for the prior year period. The increase for the three and nine month periods ended September 30, 2010 is due to higher cash balances partially offset by a lower rate of return.

Other (expense) income, net for the three month period ended September 30, 2010 was a net loss and amounted to $0.1 million. Other (expense) income, net for the nine month period ended September 30, 2010 was a net gain and amounted to $1.4 million. Included in the results for the nine month period ended September 30, 2010 is a gain of $1.6 million representing the reversal of a reserve previously established for interest and penalties associated with a state unclaimed property matter for which the audit period has lapsed. For the three and nine month periods ended September 30, 2009, other (expense) income, net was a net loss and amounted to $0.1 million and $0.3 million, respectively.

Income Taxes

We recorded a net tax expense of $0.2 million for each of the three and nine month periods ended September 30, 2010, respectively. This tax expense, including interest, is primarily due to an accrual for an uncertain tax position in one state for tax years 2007 and 2008, and the true-up of the 2009 tax provision for this state. A tax benefit of $0.002 million was recorded in the three months ended September 30, 2009. For the nine month period ended September 30, 2009, we recorded a net tax expense of $0.04 million reflecting certain state tax liabilities. No federal or state tax benefits were recorded relating to the current year loss, as we continue to believe that a full valuation allowance is required on our net deferred tax assets.

Loss from Continuing Operations

Loss from continuing operations for the three month period ended September 30, 2010 was $1.2 million, or $0.02 per share on both a basic and diluted basis, compared to a loss of $0.7 million, or $0.01 per share on both a basic and diluted basis, in the same period of the prior year. Loss from continuing operations for the nine month period ended September 30, 2010 was $0.7 million, or $0.01 per share on both a basic and diluted basis, compared to a loss of $3.0 million, or $0.04 per share on both a basic and diluted basis, in the same period of the prior year.

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

Liquidity and Capital Resources

As of September 30, 2010, our primary sources of liquidity are our cash provided by operations, holdings of cash and cash equivalents and revolving line of credit. At September 30, 2010 and December 31, 2009, our working capital was $30.6 million and $30.1 million, respectively. Our current ratio as of both September 30, 2010 and December 31, 2009 was 3.2 to 1. Significant uses affecting our cash flows for the nine month period ended September 30, 2010 include:

•	an increase in accounts receivable of $1.2 million;

•	a decrease in accounts payable, accrued expense and other long-term liabilities (including restructuring payments related to employee severance of $1.2 million) of $0.5 million; and

•	capital expenditures of $3.0 million.

These uses of cash were partially offset by:

•	a decrease in other assets of $1.1 million; and

•	receipt of a $1.5 million income tax refund.

For the nine month periods ended September 30, 2010 and 2009, we incurred a loss from continuing operations of $0.7 million and $3.0 million, respectively. These results include operating losses, and restructuring and other charges. Also included in these results are depreciation and amortization expense of $4.0 million and $5.5 million for the nine months ended September 30, 2010 and 2009, respectively. We have managed our liquidity through a series of cost reduction initiatives and the sale of certain assets in 2008.

As of September 30, 2010, we had $18.2 million in cash and cash equivalents and no outstanding debt. Our net cash provided by operating activities of continuing operations for the nine month periods ended September 30, 2010 and 2009 was $4.8 million and $5.7 million, respectively.

For the nine months ended September 30, 2010, our consolidated revenues totaled $123.0 million, representing a decline of approximately 10.5% from the prior year period. In response to the declining revenues, we have taken, and continue to take actions to reduce our costs including headcount reductions, wage and hiring freezes, office closures and consolidations, and a reduction in general operating expenses. These actions are expected to further reduce expenses for the remainder of 2010.

Based on our anticipated level of future revenues, the cost reduction initiatives implemented to date, along with our existing cash, cash equivalents and borrowing capacity, we believe we have sufficient funds to meet our cash needs through at least September 30, 2011.

Uncertainties with respect to the current economic climate may lead to further reductions in revenues. If revenues continue to decline, operating losses will continue, and we will be required to take additional actions to further reduce costs, capital spending and restructure operations. This would also reduce our cash reserves and potentially require us to borrow under the Loan and Security Agreement (the " Loan and Security Agreement") with TD Bank, N.A. ("TD Bank"). Furthermore, there is no guarantee that our cost reduction actions will generate the cost savings necessary to offset declining revenues and operating losses. If we are unsuccessful in implementing additional cost reduction initiatives and/or if revenues continue to decline at levels similar or worse than that experienced in the past three years, we may fail to satisfy the financial covenant contained in the Loan and Security Agreement and therefore would be prohibited from borrowing as such failure would constitute an event of default under the Loan and Security Agreement. These and other factors would adversely affect our liquidity and our ability to generate profits in the future.

Cash Flows from Operating Activities

For the nine month periods ended September 30, 2010 and 2009, net cash provided by operating activities of continuing operations was $4.8 million and $5.7 million, respectively.

The net cash provided by operating activities of continuing operations for the nine month period ended September 30, 2010 of $4.8 million reflects net loss of $0.7 million from continuing operations and includes non-cash charges of $4.0 million of depreciation and amortization and $0.5 million of share-based compensation expense. Net cash provided by operating activities also included the receipt of a $1.5 million federal tax refund. Changes in working capital also included:

•
an increase in accounts receivable of $1.2 million. Our consolidated days sales outstanding (“DSO”), measured on a rolling 90-day basis, was 48 days at September 30, 2010, compared to 41 days at December 31, 2009 and 47 days at September 30, 2009. Historically, our accounts receivable balances and our DSO are at their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out. Historically, we experience an increase in DSO starting in the first quarter of each year, in comparison to the prior year-end DSO position. We believe our persistent collection efforts, along with our continued focus on electronic customer billing will reduce our DSO over the remainder of the year, as has historically been the case. Our consolidated allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $0.2 million since December 31, 2009, of which $0.05 million and $0.2 million was credited to revenue during the three and nine month periods ended September 30, 2010, respectively;

•	a decrease in accounts payable, accrued expenses and other long-term liabilities of $0.5 million; and

•	a decrease in other assets of $1.1 million.

The net cash provided by operating activities of continuing operations for the nine month period ended September 30, 2009 of $5.7 million reflects a loss of $3.0 million from continuing operations and includes receipt of a $0.6 million lease incentive, non-cash charges of $5.5 million of depreciation and amortization, and $0.5 million of share-based compensation expense. Changes in working capital included:

•
a decrease in accounts receivable of $2.4 million, primarily due to increased Portamedic cash collections. Our consolidated DSO, measured on a rolling 90-day basis, was 47 days at September 30, 2009, compared to 48 days at December 31, 2008 and 55 days at September 30, 2008. Historically, our accounts receivable balances and our DSO are at their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out. Our DSO from December 31, 2008 to September 30, 2009 improved 1 day compared to an increase of 9 days for the same period of the prior year. We believe our increased collection efforts in 2009, along with our continued focus on electronic customer billing, are the primary drivers of our improvement in our 2009 DSO relative to our historic experience. As a result of these improvements, our allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $1.5 million since December 31, 2008, of which $0.2 million and $0.4 million was credited to revenue during the three and nine month periods ended September 30, 2009, respectively.

Cash Flows used in Investing Activities

For the nine month period ended September 30, 2010, we used $3.0 million in net cash for investing activities of continuing operations for capital expenditures. These capital expenditures were primarily associated with hardware and software for our new customer service order tracking system and new iParamed e-Exam service.

For the nine month period ended September 30, 2009, we used $2.5 million in net cash for investing activities of continuing operations for capital expenditures, primarily relating to leasehold improvements associated with the relocation of Heritage Labs in the first quarter of 2009.

Cash Flows used in Financing Activities

The net cash used in financing activities of continuing operations for the nine month period ended September 30, 2010 of $0.1 million represents an annual credit facility fee and a reduction in capital lease obligations, offset by proceeds from the issuance of stock related to the employee stock purchase plan.

The net cash used in financing activities of continuing operations for the nine month period ended September 30, 2009 of $0.4 million represents debt issuance costs associated with entering into our Loan and Security Agreement with TD Bank and a reduction in capital lease obligations.

Revolving Credit Facility

As of December 31, 2008 and for the majority of the first quarter of 2009, we had a three year Revolving Credit Facility (the “Credit Facility”) with CitiCapital Commercial Corporation (“CitiCapital”). The Credit Facility was due to expire on October 10, 2009. On March 9, 2009, we entered into our Loan and Security Agreement with TD Bank which expires on March 8, 2012. In connection with entering into the Loan and Security Agreement with TD Bank, we terminated our Credit Facility with CitiCapital.

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

In connection with the Loan and Security Agreement, we paid closing fees of $0.2 million to the lender. We are also obligated to pay, on a monthly basis in arrears, an unused line fee (usage fee) equal to 1% per annum on the difference between $15 million and the average outstanding principal balance of cash advances under the revolving credit line plus the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month. In addition, we are required to pay an annual loan fee of $0.1 million. During the nine months ended September 30, 2010, we incurred unused line fees of $0.1 million.

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

The Loan and Security Agreement contains covenants that, among other things, restrict our ability, and that of our subsidiaries, to:

•	pay any dividends or distributions on, or purchase, redeem or retire any shares of any class of our capital stock or other equity interests;

•	incur additional indebtedness;

•	sell or otherwise dispose of any of our assets, other than in the ordinary course of business;

•	create liens on our assets;

•	enter into any sale and leaseback transactions; and

•	enter into transactions with any of our affiliates on other than an arm's-length or no less favorable basis.

The Loan and Security Agreement contains a financial covenant, which requires us to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of the end of each of our fiscal quarters thereafter. The fixed charge coverage ratio allows for the exclusion of capital expenditures in excess of one dollar from the denominator of the calculation, provided we maintain pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date. Our average cash balances at TD Bank for the 90 days ended September 30, 2010 exceeded the pre-defined cash balance requirement under the fixed charge coverage ratio, thereby allowing all capital expenditures in excess of one dollar to be excluded from the denominator of the fixed charge coverage ratio calculation. As of September 30, 2010, our fixed charge coverage ratio measured on a trailing 12-month period and excluding capital expenditures in excess of one dollar was 17.3 to 1.0 and, as such, we satisfied the financial covenant. However, there is no assurance that we will satisfy this financial covenant as of each fiscal quarter thereafter.

On April 22, 2009, we obtained from TD Bank and issued a letter of credit under the Loan and Security Agreement in the amount of $0.5 million in favor of the landlord of our Heritage Labs facility as security for performance of our obligations under the lease. The letter of credit will automatically extend for additional periods of one year, unless notice is given to terminate the letter of credit 60 days prior to its expiration date. In no event shall the letter of credit be renewed beyond December 31, 2011. Also, in December 2009, we opened a credit card account with $0.1 million in available credit to be used by Hooper Holmes Services medical records retrieval service line. The letter of credit and the credit card reduced our borrowing capacity under our revolving line of credit. As of September 30, 2010, our borrowing capacity under the revolving line of credit totals $14.4 million.

Our failure, or the failure of any of our subsidiary guarantors, to comply with any of the covenants or the breach of any of our or their representations and warranties contained in the Loan and Security Agreement constitutes an event of default under the agreement. In addition, the Loan and Security Agreement provides that “Events of Default” include the occurrence or failure of any event or condition that, in TD Bank's sole judgment, could have a material adverse effect (i) on the business, operations, assets, management, liabilities or our condition, (ii) in the value of or the perfection or priority of TD Bank's lien upon the Collateral, or (iii) in our ability and the ability of our subsidiary guarantors to perform under the Loan and Security Agreement.

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

Share Repurchases

We did not purchase any shares of our common stock during the nine month periods ended September 30, 2010 and 2009. Under the terms of the Loan and Security Agreement with TD Bank, we are precluded from purchasing any shares of our common stock.

Dividends

No dividends were paid during the nine month periods ended September 30, 2010 and 2009. We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of the Loan and Security Agreement with TD Bank.

Contractual Obligations

As of September 30, 2010, there have been no material changes in contractual obligations as disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, under the caption “Contractual Obligations”.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There were no changes to our critical accounting policies during the nine month period ended September 30, 2010. Such policies are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 10 to the unaudited interim consolidated financial statements included in this Quarterly Report. Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations. Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings. As of September 30, 2010, there were no borrowings outstanding.

Based on our market risk sensitive instruments outstanding at September 30, 2010, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2010. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1	Legal Proceedings

On February 28, 2008, a physician, John McGee, M.D., filed suit in the United States District Court for the Eastern District of New York in which he alleged, among other things, that an insurance company and numerous other named and unnamed defendants including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008), violated various laws, including the Racketeer Influenced Corrupt Organization Act (“RICO”), in connection with the arranging of independent medical examinations. The substance of the claim appears to be that the plaintiff physician was denied compensation for medical services allegedly rendered to persons claiming to have been injured in automobile accidents, after independent medical examinations arranged by the defendant insurance company indicated no basis for those services. It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or the CED in particular. The Company believes the plaintiff's claims are without merit and intends to defend itself vigorously in this matter. The Company, along with the other defendants, have moved to dismiss the case, and these motions are pending. The motions are based on grounds similar to those asserted in the motion to dismiss filed in the Sundahl matter, described below. On July 31, 2009, plaintiff filed an amended complaint which modifies the claims for relief, primarily against a defendant insurance company. On February 11, 2010, based on the fact that the amended complaint appears to allege claims only against the insurance company, the court dismissed the case as against all other defendants including Hooper Evaluations, Inc., without prejudice to plaintiff seeking to further amend the complaint. The Company has retained liability for this litigation following the sale of substantially all of the assets of the CED.
On April 3, 2008, Gregory Sundahl and Jesse Sundahl, individually and on behalf of all others similarly situated, filed suit in the United States District Court for the Eastern District of New York in which they alleged, among other things, that an insurance company and numerous other named and unnamed defendants including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008), violated various laws, including RICO, in connection with the arranging of independent medical examinations. This suit was filed by the same lawyer that filed the McGee case described above, and contains similar allegations, but on behalf of the patients who were allegedly injured in automobile accidents whose medical services were not paid for based on the results of independent medical examinations. It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or the CED in particular. The Company believes the plaintiff's claims are without merit and intends to defend itself vigorously in this matter. The Company, along with the other defendants, moved to dismiss the case, and this motion was granted on March 31, 2009. The alleged claims under federal law have been dismissed with prejudice; the alleged claims under state law were dismissed without prejudice to plaintiffs re-filing them in state court. On April 22, 2009, plaintiffs moved for reconsideration of the dismissal order; the Company's opposition to that motion was filed May 4, 2009. Plaintiffs also filed, on May 8, 2009, a notice of appeal from the dismissal order. Plaintiffs' appeal was dismissed by the U.S. Court of Appeals on June 10, 2010. Plaintiffs' motion for reconsideration of the dismissal order was denied on September 28, 2010. The Company has retained liability for this litigation following the sale of substantially all of the assets of the CED.
On July 22, 2009, an individual named Nicolo Genovese filed suit in the Supreme Court of the State of New York, County of Suffolk in which he alleged, among other things, that an insurance company and numerous other corporate and individual defendants, including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008) and Hooper Holmes, Inc. violated various state laws in connection with the arranging of independent medical exams. With respect to Hooper Evaluations, Inc. and certain other named defendants who were part of the CED, the Company has retained liability for this litigation following the sale of substantially all of the assets of the CED. It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or the Company or the former CED entities in particular. On October 26, 2009, a motion to dismiss the complaint was filed on behalf of the Company and the former CED entities. The Company believes the plaintiff's claims are without merit and intends to defend itself vigorously in this matter. The Company has also initiated steps to invoke insurance coverage that may apply to some or all of the potential liability and/or costs of suit.
The Company is a party to a number of other legal actions arising in the ordinary course of its business. In the opinion of management, the Company has substantial legal defenses and/or insurance coverage with respect to all of its pending legal actions. Accordingly, none of these actions is expected to have a material adverse effect on the Company's liquidity, its consolidated results of operations or its consolidated financial position.

ITEM 1A	Risk Factors

Readers should carefully consider, in connection with the other information in this Quarterly Report on Form 10-Q, the risk factors disclosed in Item 1A. “Risk Factors” in our 2009 Annual Report on Form 10-K.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales or repurchases of equity securities during the fiscal quarter ended September 30, 2010.

ITEM 3	Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2010.

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

Dated: November 5, 2010

By: /s/ Ransom J. Parker
Ransom J. Parker
Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Michael J. Shea
Michael J. Shea
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)