Form 10-K
period 2010-12-31
HOOPER HOLMES INC
filed 2011-03-14
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates of the Registrant (63,393,035 shares), based on the closing price of these shares on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) on the NYSE Amex Stock Exchange, was $36,134,030.

The number of shares outstanding of the Registrant’s common stock as of February 28, 2011 was 69,589,587.

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant’s proxy statement for the Registrant’s Annual Meeting of Shareholders to be held on May 24, 2011 to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2010.

FORM 10K

PART 1

In this Report, the terms “Hooper Holmes,” “Company,” “we,” “us” and “our” refer to Hooper Holmes, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, but not limited to, statements about our plans, strategies and prospects under the headings “Business,” “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report.  When used in this Report, the words “expects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margins, net and operating profits/losses, our new IT system and the expansion of certain service line offerings.

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

Overview

We are a publicly-traded New York corporation whose shares of common stock are listed on the NYSE Amex Stock Exchange.  Our corporate headquarters are located in Basking Ridge, New Jersey.

Our Company was founded in 1899.  Over the last 40 years, our business focus has been on providing health risk assessment services.  We currently engage in several service lines that are managed as one division:  the Health Information Division.

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

•
Heritage Labs – performs tests of blood, urine and oral fluid specimens, primarily generated in connection with the paramedical exams and wellness screenings performed by our Portamedic and Health & Wellness service lines, and assembles and sells specimen collection kits;

•
Health & Wellness – collects health information via on-site biometric screenings, self-collection laboratory test kits and health risk assessments for health management companies, including wellness companies, disease management organizations and health plans; and

•
Hooper Holmes Services – conducts telephone interviews of insurance candidates, retrieval of medical records and inspections; provides risk management solutions and underwriting services for simplified issue products and products requiring full underwriting.

The table below provides a breakdown of our revenues by service line for each of the three most recently completed fiscal years.  Historical financial information presented in this Annual Report reflects our former Claims Evaluation Division (“CED”), sold in June 2008, and our United Kingdom-based subsidiary, Medicals Direct Group (“MDG”), sold in October 2007, as discontinued operations.  Accordingly, except where specific discussion of MDG and/or CED is made, all financial information presented in this Annual Report excludes CED and MDG for all periods presented.

	For the Years Ended December 31,
(in thousands)	2010	% of Total	2009	% of Total	2008	% of Total
Portamedic	$118,555	71.3%	$134,373	73.7%	$140,720	71.0%
Heritage Labs	13,682	8.2%	14,955	8.2%	15,738	7.9%
Health & Wellness	14,343	8.6%	10,961	6.0%	7,587	3.8%
Hooper Holmes Services	21,859	13.1%	24,698	13.5%	37,075	18.7%
Subtotal	168,439		184,987		201,120
Intercompany eliminations (a)	(2,069)	(1.2)%	(2,586)	(1.4)%	(2,887)	(1.5)%
Total	$166,370		$182,401		$198,233

(a)	represents intercompany sales from Heritage Labs to Portamedic

Description of Services

Portamedic

Life insurance underwriting decisions are based, in part, on statistical probabilities of mortality (death) and morbidity (illness or disease), such that insurance companies generally require quantitative data reflecting an insurance applicant’s general health.  We assist insurance companies, their affiliated agents, independent agents and brokers, in gathering these data.

We perform paramedical and medical examinations of applicants for insurance, primarily life insurance, throughout the United States under the Portamedic trade name, the results of which are used by our clients in processing applications for insurance.  We provide our paramedical examination services through our network of paramedical examiners, consisting largely of phlebotomists, registered nurses, nurse practitioners, licensed practical nurses, emergency medical technicians (EMTs) and other medically trained professionals.  A paramedical exam typically consists of asking questions about an applicant’s medical history and taking measurements of the applicant's height and weight, blood pressure and pulse.  Blood and urine specimens are typically collected to be tested by a laboratory – in many cases, our Heritage Labs laboratory.

When our customers require a medical examination beyond the capacity of a paramedical examiner, we contract with physicians who are licensed and in good standing and practice in a specialty specified by the customer.  Insurance companies have different guidelines for determining when a more complete medical examination is required and the scope of such examination.  The likelihood that an insurance company will require a more complete examination of an applicant is primarily influenced by the applicant’s age and the amount of insurance coverage he or she is seeking.  In general, insurance companies insist upon more stringent underwriting standards as the age of the applicant and amount of coverage increase.

In the fourth quarter of 2009, we expanded our service offering to include medical exam assessments for senior individuals who are enrolled in Medicare Advantage healthcare plans.  We provide these services utilizing our network of licensed and trained physicians, nurse practitioners and physician assistants.  The purpose of these medical assessments is to provide health insurance payors with health information on their plan members to assist in validating pricing/reimbursement information and to provide information used in quality improvement and disease management initiatives.

In the second quarter of 2010, we began providing examination services to several health insurance providers. We provide these services using our network of medical professionals. The purpose of these examinations is to assist health insurance companies in evaluating risk and insurability for health insurance applicants.

Heritage Labs

Heritage Labs performs tests of blood, urine and oral fluid specimens and assembles and sells kits used in the collection and transportation of such specimens to its lab facility. The results of these tests are used primarily in connection with the life insurance underwriting process and, to a lesser extent, in connection with biometric screening and health insurance underwriting activities.

Approximately 75-80% of the total volume of specimens tested by Heritage Labs originates from a Portamedic paramedical exam or Health & Wellness screening.  This percentage has been fairly constant over the past several years.  As a result, Heritage Labs is affected by the market trends and conditions influencing our Portamedic service line.  The other specimens Heritage Labs tests are generated by third-party health information service providers, including other paramedical exam providers, health insurers and others.

Heritage Labs performs a defined group of standard tests (referred to as “panels”) on the specimens tested, as well as a secondary level of additional reflex tests that can be used to supplement the basic panels.  Heritage Labs provides testing services that consist of certain specimen profiles designed to provide its customers with specific information of relevance to the assessment of a person's health profile, such as:

•	the presence of antibodies to the human immunodeficiency virus (HIV);

•	cholesterol and related lipids;

•	liver or kidney disorders;

•	the presence of antibodies to hepatitis;

•	prostate specific antigens;

•	immune disorders;

•	tobacco/nicotine use; and

•	the use of certain medications, cocaine and other drugs.

In addition to performing lab testing services, Heritage Labs assembles blood/urine kits, urine-only kits and oral fluid kits.  The kits are primarily sold to paramedical examination companies, including our Portamedic service line, which then bill their customers for the kits they use.  Heritage Labs also assembles kits for a number of other companies.

Heritage Labs continues its efforts to expand its kit assembly products and services. Heritage Labs has registered with the U.S. Food and Drug Administration ("FDA") as a medical device assembler.

Heritage Labs also markets a line of self-collected finger stick blood test kits directly to customers. These kits are used to test hemoglobin A1c. The hemoglobin A1c test is particularly important for diabetics, who should regularly monitor their hemoglobin A1c levels. Heritage Labs uses two blood testing methods for hemoglobin A1c, one for testing whole blood specimens and the other for testing dried blood spots. The test kits are currently available in a number of retail locations nationwide.

Health & Wellness

We formed our Health & Wellness service line in 2007 in an effort to leverage our existing assets and services in a market that is experiencing growth: the health and care management market.  See the discussion under the caption “Market Conditions and Strategic Initiatives” below.

Our Health & Wellness service line collects health information via on-site biometric screenings, self collection laboratory tests kits and health risk assessments for health and care management companies including wellness companies, disease management organizations and health plans.   The information collected is used by our customers to measure the populations they manage, to identify risks in those populations, to target interventional programs, and to measure the results of their health and care management programs.

Our Health & Wellness services include:

•	scheduling of individual and group screenings;

•	provision and fulfillment of needed supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges, etc.) at screening events;

•	end-to-end event management;

•
biometric screenings (e.g., height, weight, body mass index, the taking of a person’s hip, waist and neck measurements, as well as his or her pulse and blood pressure) and blood draws via venipuncture or fingerstick, all performed by our wellness certified examiners;

•	lab testing of blood specimens – utilizing our Heritage Labs laboratory; and

•	data processing and transmission.

In October 2010, we expanded our Health & Wellness service line by adding Hooper Holmes OnSitesm, a face-to-face, on-premises health coaching service for work locations with any number of employees. The service is delivered by specially trained Health Champions, many of whom are physical therapists, personal trainers and nutritionists. We believe OnSite is an important addition to our service line because this service better enables our customers to deliver behavior change and motivation.

Hooper Holmes Services

Our Hooper Holmes Services line provides four categories of service: Health Information Services, Health Risk Analytics, Consumer Services and Business Entity Services.

Health Information Services - collects and provides applicant health information to insurance company underwriters.

•
Medical Record Retrieval: We obtain medical records of an applicant for life insurance. Medical records provide an insurance company with information that will help determine whether the applicant is insurable and, if so, the appropriate rate class.

•	Inspection Report: We conduct personal health interviews over the telephone during which we gather information about an insurance applicant's health, as well as financial and employment history.

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

•
Full Underwriting: We assess health and lifestyle data associated with a prospective insured and then make an evaluation about insurability and appropriate rate class consistent with the insurance carrier’s product pricing, risk tolerances and reinsurance agreements.

•
Simplified Underwriting: We review information about a proposed insured’s general health to evaluate insurability for products having predetermined benefit limits. This service provides for limited medical and non-medical data collection when compared to fully underwritten applications.

•
Medical Record Summarization: We review medical records of an insurance applicant. Our underwriters provide an analysis of the records and provide an indication of general insurability and indicative rate class.

•
Impaired Risk Underwriting Services: We gather information, review medical records and review lab test results on proposed insureds attempting to purchase life insurance or long-term care insurance who have known health or lifestyle conditions that may affect insurability. We assess the degree of impairment, project life expectancy and make recommendations about insurability and the appropriate rate class.

Consumer Services – gathers information via telephonic interviews with insurance applicants to complete all or a portion of an insurance application, verifies information provided by the applicant, assesses an applicant's general cognitive state and assists the insurance carrier to facilitate the insurance purchase process.

Business Entity Services – helps an insurance company assess the quality of decisions made by the carrier's underwriting group, determine adherence to the carrier's underwriting policies, evaluates benefit claims, both pre and post-payment, and ensures that underwriting files are complete and accurate.

Market Conditions and Strategic Initiatives

Our operating results for the past several years (discussed more fully in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report) reflect, in part, the challenging market conditions we have experienced in our business.

Portamedic

The general market for Portamedic's services has steadily declined. For example, according to LIMRA, a life insurance industry research organization, there were approximately nine million applications for life insurance completed in the United States in 2009, compared to approximately 17 million applications in 1985. The U.S. Life Insurance Application Index maintained by MIB Solutions, a life insurance industry research organization, declined 1.2% for 2010 compared to 2009. Notwithstanding these declines, we believe that the market continues to offer attractive opportunities to a company that can sell its services effectively and distinguish itself from its competitors.

In 2010, we have taken the following steps to improve top-line Portamedic revenue:

•
We introduced iParamed, a new technology platform that improves underwriting accuracy and requires only "one touch" with an applicant. The iParamed platform delivers a complete, digital case file for any life insurance applicant, sending structured data into our customers' underwriting or workflow systems. We believe iParamed will help our customers place more business faster, and has the potential to significantly reduce our customers' total cost of underwriting.

•	We deployed 400 iParamed-equipped netbooks to 64 Portamedic branch offices in 16 states. We expect this rollout to continue in 2011.

•
We introduced new, one-stop services for customers who bring most insurance products to market: brokers, direct marketing organizations, broker dealers, and producer groups. Our national service center in Allentown, Pennsylvania now gives these customers a single point of contact for application quality assurance, case management service, application packet processes, and custom work flow processes.

•
We have implemented operational improvements that have reduced the average time required to complete an insurance exam. We have extended the weekday hours of operation of Portamedic's Dallas-based Managed Scheduling Center to 11:00 p.m. eastern time, and Saturday until 5:00 p.m. We developed and introduced Instant Scheduling, a service which has been adopted by many local life insurance producers. As a result of these and other changes, we estimate that Portamedic's average time to schedule and complete an insurance exam is two to four calendar days faster than in 2009, giving Portamedic a speed advantage that benefits local producers who order our services.

•
We began providing examination services to several health insurance providers. We provide these services using our network of medical professionals. The purpose of these examinations is to enable health insurance companies to evaluate risk and insurability for health insurance applicants.

•	We instituted a pricing increase for Portamedic examinations of approximately 2% for non-contract customers.

Although the number of paramedical examinations Portamedic performs continues to decline, we believe that we are a market leader in the industry.  We also believe that the above steps we have taken and are taking to improve our selling ability, and the speed and quality of our services, will enable us to reduce the rate of revenue decline experienced in the last several years. However, life insurance market conditions in 2011 are expected to remain challenging: according to a survey of 70 industry leaders conducted by LIMRA in early December 2010, 59% of insurance executives believe overall individual life insurance sales will remain flat in 2011.

Heritage Labs

Most of Heritage Labs revenue originates from paramedical exam companies (including Portamedic), and therefore Heritage Labs is affected by the same negative market trends affecting Portamedic, namely the decline in the number of life insurance applications.

Heritage Labs continues to focus on data modeling to gain a better understanding of the true mortality consequences of the laboratory tests that we provide to the insurance industry. Our objective is to assist our clients in their ability to develop new insurance products and establish more accurate premium rating or pricing techniques using the lab mortality data that we have developed. We have developed risk scores to help our insurance clients better understand the mortality implications between and among interactions of multiple tests related to specific disease states. We believe that the mortality data we are providing are unique and more complex than the data being provided by our competitors. We believe we will be able to leverage the value of the data we supply to gain new business. Although we are evaluating whether to sell this data, our primary strategy is to provide these data to our customers as a means of securing increased lab testing business.

Heritage Labs continues to operate its kit assembly products and services. Heritage Labs is marketing a line of self-collected finger stick blood test kits directly to customers which are used to test hemoglobin A1c. The hemoglobin A1c test is particularly important for diabetics, who should regularly monitor their hemoglobin A1c levels. Heritage Labs uses two blood testing methods for hemoglobin A1c, one for testing whole blood specimens and the other for testing dried blood spots. The test kits are currently available in retail locations nationwide. Heritage Labs also assembles collection kits used in paramedical exams and by a variety of independent customers.

Health & Wellness

The health and care management industry continues to grow. Our Health & Wellness service line supports health and care management companies including health plans, disease management organizations, and wellness companies. We help these companies transition from traditional disease management to total population health management. Total population health management attempts to reverse the trend of rising healthcare costs through prevention and early intervention. According to 2010 Population Health Management: A Market Survey Report, published by the Care Continuum Alliance, Washington, D.C., in 2010, more purchasers adopted the population health management approach and have expanded from programs that target individuals to a spectrum of programs that cover the population, from wellness to chronic conditions. We help our customers move into total population health management by providing the laboratory and biometric data needed to identify risks and engage participants in taking control of their health.

Hooper Holmes Services

Hooper Holmes Services has been adversely affected by the decline in life insurance application activity brought about by the weak U.S. economy and the resulting trend of insurance carriers to discontinue or deemphasize outsourcing relationships, including risk analytic services such as underwriting.

In mid-2010, the Chief Operations Officer hired in December 2009 to oversee the operations of the Heritage Labs and Health & Wellness service lines assumed operational responsibility for Hooper Holmes Services as well. This individual continues to focus on improving operations, identifying efficiencies in the organization, and further reducing costs.

Sales and Marketing

Portamedic

Our Portamedic service line generally requires a two-step sales process for the business we do for life insurance companies.  First, our corporate sales representatives negotiate with the national office of a life insurance company to get on its list of approved outside risk assessment service providers.  Second, our field sales personnel must sell to the insurance company’s local agents and to the community of independent brokers and agents that sell the insurer's products.  Success at the local level requires establishing, maintaining and nurturing relationships with the agents and brokers.  We have taken steps to coordinate localized marketing campaigns, develop on-line sales training programs for new sales personnel, and otherwise provide better support for local field sales personnel.  We also utilize a pay-for-performance program for our sales personnel, with the incentive compensation potentially payable under the program being tied solely to the development of local business.

Heritage Labs

One of our main strategies is to gain new business by leveraging the value of our mortality data and by marketing new services to the insurance industry.  Steps to execute this strategy have included:

•
In June 2010, Heritage Labs announced a collaboration with MIB Solutions to help insurers better evaluate excess mortality risk in their book of new business. By incorporating specifically identified laboratory results from Heritage Labs, MIB Solutions is able to provide clearer insights into business exceptions and risk concentrations across every risk class to help fine tune underwriting performance. We believe this will be the first of several collaborative efforts between Heritage Labs and MIB Solutions to help insurers better manage mortality risk, and believe this will lead to increased lab testing business.

•
We have developed a "risk score" methodology to help our insurance clients better understand the mortality implications between and among interactions of multiple tests related to specific disease states. We believe that the mortality data we are providing is unique and more complex than the data being provided by our competitors.

•
We continue to use sophisticated data modeling to gain a better understanding of the true mortality consequences of the laboratory tests that we provide to the insurance industry. Our objective has been to assist our clients in their ability to develop new insurance products and establish more accurate premium rating or pricing techniques using the lab mortality data that we have developed. We believe we will be able to leverage the value of the data we supply to gain new business.

•
Heritage Labs is marketing a line of self-collected finger stick blood test kits directly to customers, under the trade name "Appraise." These kits are used to test hemoglobin A1c. The hemoglobin A1c test is particularly important for diabetics, who should regularly monitor their hemoglobin A1c levels. Heritage Labs uses two blood testing methods for hemoglobin A1c, one for testing whole blood specimens and the other for testing dried blood spots. The test kits are currently available in retail locations nationwide.

Health & Wellness

Health & Wellness services include event scheduling, provision and fulfillment of all supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges, lab coats, bandages, etc.) at screening events, event management, biometric screenings (height, weight, body mass index, hip, waist, neck, pulse, blood pressure), blood draws via venipuncture or finger stick, lab testing, participant and aggregate reporting, data processing and data transmission. Heritage Labs does all of the testing on the venipuncture samples we collect at health and wellness screenings. Our key market advantages are our ability to screen both individuals and groups in every major jurisdiction in the U.S. using a variety of screening methods.

Sales and marketing milestones in our Health & Wellness business include:

•
In March 2010, we were named "Vendor of the Year" by Healthways, Inc., a leading provider of health improvement solutions to employees, in recognition of the high level of participant satisfaction delivered by Hooper Holmes.

•
In April 2010, we developed and launched Diabetes Know Now!sm, a health awareness platform to combat diabetes which combines an online risk assessment and at-home test kit assembled and sold by Heritage Labs. We believe Diabetes Know Now! is a novel and efficient way to target diabetes screenings. Diabetes Know Now! improves the efficiency and effectiveness of our customers' programs by identifying, and facilitating blood tests on targeted groups that are at the highest risk for diabetes.

•
In October 2010, we introduced Hooper Holmes OnSitesm, a face-to-face, on-premises health coaching service for work locations with any number of employees. The service is delivered by specially trained Health Champions, many of whom are physical therapists, personal trainers and nutritionists. We believe OnSite is an important addition to our service line because it better enables our customers to deliver behavior change and motivation.

Hooper Holmes Services

Hooper Holmes Services markets its services and products through our team of sales professionals, each with established relationships with key customer decision makers, and through our Brokers Elite platform. Aimed at insurance distribution organizations, Brokers Elite offers a range of products available through an integrated order platform.

Information Technology

Information technology systems are used extensively in virtually all aspects of our business.  We have made substantial investments in our IT systems, believing that IT capability is or can be a competitive differentiator.

•
In 2010, we began the design of a new web site, integrated with our back end operations, to make it easier for Portamedic customers to enter orders and track order status. We believe that this web site will increase customer satisfaction and revenue. We expect to deploy this new website to our Portamedic customers in the first quarter of 2011, and eventually to extend this web site to facilitate the ordering and status of all of our risk assessment services.

•
In 2010, we introduced iParamed, a new technology platform that improves underwriting accuracy and requires only "one touch" with an applicant. The iParamed platform delivers a complete, digital case file for any life insurance applicant, sending structured data into our customers' underwriting or workflow systems. We believe iParamed will help our customers place more business faster, and has the potential to significantly reduce our customers' total cost of underwriting. In 2010, we deployed 400 iParamed-equipped netbooks to 64 Portamedic branch offices in 16 states. We expect this rollout to continue in 2011.

•
In an effort to improve the speed, accuracy and consistency of services provided to our Portamedic customers, we decided in December 2008 to begin the development of a new IT system for processing customer orders. Based on our current project timetable, this system is scheduled for completion during the fourth quarter of 2011 and is now expected to cost $2.6 million, including implementation costs. This represents a change in our previously estimated completion date (March 31, 2011) and is attributable to a longer than planned development cycle, additional testing and validation of the new system, and incorporation of additional specifications and features to better meet customer needs. We believe this new IT system will enhance the quality of service to our customers, while improving productivity and decreasing future cash outlay.

•
In 2010, we successfully completed our second annual SAS70 Type II engagement, a third-party review of our IT processes and procedures for handling customer data. We believe this review gives customers confidence in our information controls, information security and technology management processes.

•
We upgraded branch telephone systems to Voice Over IP, using our secure backbone network for voice communication. We believe this will result in decreased future cash outlay for communications and increased customer satisfaction through faster response to calls.

Our Health & Wellness service line utilizes a customer order, tracking and scheduling IT system which is separate and distinct from our Portamedic system.

Competition

Portamedic

Our Portamedic service line is one of four national providers whose businesses encompass arranging paramedical examinations, providing specimen analysis, conducting interviews of insurance applicants and collecting medical records for life insurers.  In addition, a significant number of regional and local firms also compete in this industry.  Most of our customers use two or more risk assessment service providers.  Pricing is a primary basis of competition for the business of certain of these insurance carriers.

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

Health & Wellness

Our Health & Wellness service line markets only to health and care management companies, which in turn serve large employers. We believe this customer focus is a competitive advantage, as it minimizes our marketing costs and positions us to screen large populations. We believe our additional competitive advantages include our:

•	complete ownership of every phase of the wellness screening process, including an internal lab testing capability through Heritage Labs;

•	ability to screen both individuals and groups of all sizes;

•	ability to conduct screenings via venipuncture, fingerstick or self-collection blood draws;

•	ability to conduct screenings in every major jurisdiction in the United States;

•	fulfillment capability based in part on our access to collection kits assembled by Heritage Labs; and

•	wellness examiner certification process through “Hooper Holmes University,” an online training program.

Our Health & Wellness service line needs to continually refine and enhance its value proposition to maintain its advantage and capitalize on the evolving nature of the wellness market.

Hooper Holmes Services

Hooper Holmes Services competes with a number of companies that offer one or more services and products similar to ours. They range from small local service providers to companies with a national presence. When competing for market share, we believe we are the only provider that offers full underwriting, simplified underwriting, and impaired risk services in addition to medical record retrieval, inspections, and telephone application and interview services.

Hooper Holmes Services maintains a qualified workforce made up of approximately 30 underwriters and two physicians.  We also employ nurses, health care professionals and individuals with experience in the life and health insurance industry. We believe that we have a competitive advantage in our targeted market due to the experienced underwriting staff which we employ and the current scarcity of qualified insurance underwriters.

Governmental Regulation

All of our service lines (particularly paramedical examinations, health screenings and lab services) are subject to federal and state regulation.  The paramedical examiners we utilize are subject to certain licensing and certification requirements and regulations with respect to the drawing of blood and needle disposal.  We are subject to federal and state regulations relating to the transportation, handling and disposal of the various specimens obtained in the course of a paramedical or medical examination or wellness screening.  The FDA regulates certain aspects of Heritage Labs’ business, including the assembly and marketing of specimen collection kits and other devices.  In addition, many of the services we provide are subject to certain provisions of the Health Information Portability and Accountability Act of 1996, as amended (“HIPAA”), and other federal and state laws relating to the privacy of health and other personal information.

Employees

We employ approximately 1,700 persons in our Company (of whom approximately 900 are full time employees), including approximately 95 employees in our corporate headquarters in Basking Ridge, New Jersey.

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

We file annual, quarterly and current reports, proxy statements and other information with the SEC.  You may read and copy any document that we file with the SEC at the SEC's Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding companies that file electronically with the SEC.  The SEC’s website is www.sec.gov.  We also make available free of charge, through our website, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, the Form 3, 4 and 5 filings of our directors and executive officers, and all amendments to these reports and filings, as soon as reasonably practicable after such material is electronically filed with the SEC.

ITEM 1A	Risk Factors

You should carefully consider all the information included in this annual report, particularly the following risk factors, before deciding to invest in our shares of common stock.  The risk factors set forth below are not the only risks we face.  Additional risks not presently known to or understood by us may also negatively affect our business, financial condition, results of operations or cash flows.

Continued weakness in the economy in general, or the financial health of the life insurance industry in particular, could have a material adverse effect on our financial condition, results of operations or cash flows.

We derive a significant percentage of our revenues from customers in the life insurance industry.  If the condition of the U.S. economy continues to remain weak or weakens further, demand for life insurance products may decline more steeply, resulting in less business for our Company.  If some of our life insurance company customers fail or curtail operations as a result of economic conditions in the life insurance industry, such failures or curtailments of operations would result in less business for our Company.  Either event would negatively affect our financial condition, results of operations or cash flows.

Lower or negative cash flow from operations in 2011 may limit our ability to make the desired level of investment in our businesses.

While we do not believe we are facing any immediate or near-term liquidity issues, we experienced revenue declines in 2010 and recent prior years. This decline in revenue could continue in 2011 due to current economic conditions and the negative impact on our customers.  We generated approximately $9.4 million of cash from continuing operations in 2010 in part due to lowered selling, general and administrative (SG&A) expenses and improved collections.  However, if we continue to experience the rates of decline in our consolidated revenues that we have experienced for the past several years and we are unable to maintain our current collection results, it could become difficult to generate cash from operations and invest in our businesses at optimal levels.

Our liquidity may be adversely affected by the terms of our Loan and Security Agreement.

If we experience negative cash flows from operations, we may need to borrow in the future under our Loan and Security Agreement.  We have an available borrowing base of $14.4 million under this facility as of December 31, 2010.  The Loan and Security Agreement contains a financial covenant that requires us to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), on a trailing 12-month basis, of no less than 1.1 to 1.0 as of the end of each of our fiscal quarters. The fixed charge coverage ratio allows for the exclusion of capital expenditures in excess of one dollar from the denominator of the calculation, provided we maintain pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  As of December 31, 2010, our average cash balance at TD Bank for the 90 days exceeded the pre-defined cash balance requirements, thereby allowing all capital expenditures in excess of one dollar to be excluded from the denominator of the fixed charge coverage ratio calculation. As of December 31, 2010, our fixed charge coverage ratio measured on a trailing 12-month period and excluding capital expenditures in excess of one dollar was 15.8 to 1.0 and, as such, we satisfied this financial covenant.  However, there is no assurance that we will satisfy this financial covenant as of the end of each fiscal quarter thereafter.

Our business results would be adversely affected if we were alleged or found to have violated certain regulatory requirements.

Each of our service lines is subject to varying degrees of state and federal regulation. For example, Health & Wellness and Portamedic are subject to regulations regarding licensing (supervision of phlebotomists and the conduct of certain specimen draws). Heritage Labs is subject to FDA regulation of device assembly and marketing. All of our service lines are subject to federal and state laws, including HIPAA, regarding security and privacy of personal health information and other personal information. Although the Company devotes substantial effort to comply with these regulatory requirements, major violations could subject the Company to significant liability and/or damage our relationship with our customers.

Future claims arising from the sale of one business unit (discontinued operations) could negatively impact our results of operations.

We sold our CED business in 2008.  In regard to this sale, we retained potential liability for certain types of claims pertaining to periods prior to the sale of this unit.  For example, we have recorded a liability of $0.2 million as of December 31, 2010 representing the present value of a potential liability on a long-term lease for the CED.  If additional claims for which we may be liable arise related to this discontinued operation in the future, this may result in additional cost to us which could negatively impact our financial condition, results of operations or cash flows.

We continue to experience declines in Portamedic unit volumes.

We have experienced period-over-period declines in Portamedic unit volumes for the past several years. The decline in unit volumes has often exceeded our budgeted forecasts.  We have taken a number of steps to slow and reverse the decline, such as implementing operational improvements that have reduced the average amount of time required to complete an insurance exam, introducing iParamed which delivers a complete digital case file for life insurance applicants, introducing one-stop services for brokers, direct marketing organizations, broker dealers and provider groups, and seeking to identify customers for our services outside the life insurance industry.  However, we cannot be sure that these initiatives will prove sufficient to stop or offset the decline in Portamedic unit volumes.

Additionally, since 75-80% of the total volume of specimens tested by Heritage Labs originate from a Portamedic paramedical exam or Health & Wellness screening, continued declines in Portamedic unit volumes could have a negative impact on Heritage Labs specimen testing volumes.

Our Health & Wellness service line would be adversely affected if health and wellness interventional programs are determined not to produce a sufficient return on investment.

Based on published information from industry analysts, no standard methodology exists yet for measuring whether disease management and/or wellness programs produce cost savings to the employers and others who sponsor them and, if so, how much.  If a methodology is established and health insurance companies, employers and other payers then determine that health and wellness interventional programs do not provide the anticipated return on investment, this may adversely affect the health management industry.  This, in turn, could adversely affect our Health & Wellness service line.

Each of our service lines derives a significant percentage of its revenues from a limited number of customers, such that a loss of some or all of the business of one or more customers could have a material adverse effect on our financial condition, results of operations or cash flows.

Each of our service lines, including our core Portamedic service line, derives a significant percentage of its revenues from a limited number of customers.  Losing some or all of the business of one or more of these customers can result in a significant reduction in the revenues of the applicable service line.  If this were to occur, we would face significant challenges in replacing the lost revenues.  Further, the loss of business from key customers can negatively affect our financial condition, results of operations or cash flows.

A number of circumstances could prompt our loss of one or more key customers or a substantial portion of its or their business.  For example, if one of our customers were to be acquired by or merged into another company for whom we do not provide services, we could lose the acquired company’s business.  Additionally, we could lose one or more significant customers due to competitive pricing pressures or other reasons.

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

In addition, we must continue to enhance our IT systems – potentially at substantial cost – to meet our customers’ demands for service and product enhancements.  We license the customer order system software utilized by Portamedic, and as such, have difficulties in getting improvements or enhancements to the software and also find that it requires significant cash outlay.  We have identified and acquired new technology resources to develop and support a new customer ordering system which is now scheduled for completion during the fourth quarter of 2011.  If work on this system experiences further delays, or if we are unable to successfully complete and deploy this technology, or the enhancements to our other systems, within the required time frames and within the budget allocated for these projects, the competitiveness of our business could suffer, and our financial condition, results of operations or cash flows could be negatively impacted.

Allegations of improper actions by our paramedical examiners or other medical professionals could result in claims against us and/or our incurring expenses to indemnify our clients.

Allegations of improper actions by our paramedical examiners or other medical professionals could result in claims against us, require us to indemnify our clients for any harm they may suffer, or damage our reputation and relationships with important clients.

Allegations of our failure to provide accurate health-related risk assessment analyses of that data may result in claims against us.

Our clients rely on the accuracy of the medical data we gather on their behalf – whether derived from a Portamedic paramedical exam, a Hooper Holmes Services tele-interview, a Health & Wellness screening, a Heritage Labs specimen test, or our Hooper Holmes Services underwriting resources – in connection with their insurance underwriting, interventional programs, patient treatment and other decisions.  As a result, we face exposure to claims that may arise or result from the decisions of our customers based on allegedly inaccurate data or faulty analysis of such data.  We maintain professional liability insurance and such other coverage as we believe appropriate, but such insurance may prove insufficient.  Regardless of insurance, any such claims could damage our reputation and relationships with important clients.

 Our classification of most of our paramedical examiners in many states as independent contractors, rather than employees, exposes us to possible litigation and legal liability.

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

Our operations, in particular those of Heritage Labs’ laboratory, would be adversely affected in the event of a natural disaster, such as a tornado or hurricane, or an act of terrorism.  While Heritage Labs has a back-up lab facility available  (also located in Kansas) and a disaster recovery plan, damage to its primary laboratory or to its available back-up lab facility could nonetheless disrupt its ability to provide its testing services, which could have a material adverse effect on its operations and business.

ITEM 1B	Unresolved Staff Comments

Not applicable.

ITEM 2	Properties

We own our corporate headquarters located at 170 Mt. Airy Road, Basking Ridge, New Jersey, approximately 35 miles west of New York City. Of approximately 53,000 total square feet of office space, we maintain our operations in approximately 45,000 square feet and the balance is leased or available for lease to several tenants.  We have pledged our corporate headquarters as collateral under our asset-based lending facility provided by TD Bank, N.A.

We lease our laboratory facility, regional operations centers, and our approximately 100 Portamedic branch offices, with the term of such branch office leases typically being three years.

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

The Company is a party to a number of other legal actions arising in the ordinary course of its business.  In the opinion of management, the Company has substantial legal defenses and/or insurance coverage with respect to all of its pending legal matters.  Accordingly, none of these actions is expected to have a material adverse effect on the Company's liquidity, its consolidated results of operations or its consolidated financial position.

PART II

ITEM 5	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NYSE Amex Stock Exchange under the symbol “HH.”

Common Stock Price Range

The following table shows, for the periods indicated, the high and low sales prices per share of our common stock based on published financial sources (dollars):

	2010		2009
Quarter	High	Low	High	Low
First	$1.14	$0.85	$0.49	$0.15
Second	$0.99	$0.56	$0.63	$0.30
Third	$0.94	$0.45	$1.16	$0.35
Fourth	$0.81	$0.55	$1.10	$0.66

Holders

According to the records of our transfer agent, Registrar and Transfer Company, Cranford, New Jersey, as of February 28, 2011, there were 1,108 holders of record of our common stock.

Dividends

No dividends were paid in 2010 or 2009.

In 2006, our Board of Directors suspended the payment of cash dividends on the Company’s common stock.  Furthermore, we were precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our Revolving Credit Facility with CitiCapital Commercial Corporation which terminated on March 9, 2009, and continue to be precluded from declaring or making any dividend payments under our new Loan and Security Agreement with TD Bank, N.A., which was effective as of March 9, 2009 (See Note 8 to our consolidated financial statements).

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the fiscal year ended December 31, 2010.

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

We did not repurchase any shares of our common stock during the fourth quarter of our fiscal year ended December 31, 2010.

ITEM 6	Selected Financial Data

The following table of selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this annual report. The statement of operations data set forth below for each of the years in the three year periods ended December 31, 2010, and the balance sheet data as of December 31, 2010 and 2009, have been derived from, and are qualified by reference to, our consolidated financial statements appearing elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2007 and 2006, and the balance sheet data as of December 31, 2008, 2007 and 2006, are derived from the Company’s consolidated financial statements that are not included in this Annual Report.

(in thousands except for share data and footnotes)	2010		2009		2008		2007		2006
Statement of operations data:
Revenues	$166,370		$182,401		$198,233		$208,632		$223,907
Operating income (loss) from continuing operations	234	(a)	(1,013)	(c)	(1,428)	(e)	(10,390)	(g)	(49,970)	(i)
Interest expense	12		17		3		181		138
Income (loss) from continuing operations	1,421	(b)	37	(d)	(1,559)		(10,506)		(79,043)
Income (loss) from discontinued operations	55		(41)		(326)	(f)	3,199	(h)	(7,048)	(j)
Net income (loss)	1,476		(4)		(1,885)		(7,307)		(86,091)
Basic and diluted earnings (loss) per share:
Continuing operations	$0.02		$—		$(0.02)		$(0.15)		$(1.18)
Discontinued operations	—		—		—		0. 05		(0.11)
Net income (loss)	$0.02		$—		$(0.03)		$(0.11)		$(1.29)
Cash dividends per share	$—		$—		$—		$—		$—
Weighted average shares:
Basic	69,437,710		68,692,176		68,657,975		68,476,194		66,804,605
Diluted	69,896,969		69,392,243		68,657,975		68,476,194		66,804,605
Balance sheet data (as of December 31):
Working capital(k)	$32,321		$30,102		$24,135		$24,752		$31,831
Total assets	$57,479		$56,702		$59,669		$67,149		$86,209
Stockholders’ equity	$43,626		$41,426		$40,768		$41,909		$47,969

(a)	Includes restructuring and other charges totaling $1.0 million.

(b)	Includes reversal of $1.6 million relating to previously accrued interest and penalties associated with a state unclaimed property matter for which the audit period has lapsed.

(c)	Includes restructuring and other charges totaling $1.2 million.

(d)	Includes a $1.5 million federal tax benefit resulting from carrying back net operating losses from 2008 of $4.3 million.

(e)	Includes restructuring and other charges totaling $1.6 million.

(f)	Includes a $0.9 million net gain on the sale of the CED.

(g)	Includes restructuring and other charges totaling $4.7 million.

(h)	Includes goodwill and intangible asset impairment charges of $5.7 million and $0.6 million, respectively, and a $9.2 million net gain on the sale of MDG.

(i)	Includes goodwill and intangible asset impairment charges of $29.9 million and $1.8 million, respectively, along with restructuring and other charges totaling $10.3 million.

(j)	Includes a goodwill impairment charge of $6.3 million and restructuring and other charges totaling $0.2 million.

(k)
Working capital includes the net assets and liabilities of discontinued operations for the years 2007-2006, including assets and liabilities of $6.3 million and $1.7 million, respectively, in 2007, and $26.8 million and $10.3 million, respectively, in 2006.

ITEM 7               Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements.  See page 1 of this Annual Report for information regarding our use of forward-looking statements in this Annual Report.  This discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in Item 8 of this Annual Report.

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

•
Heritage Labs – performs tests of blood, urine and oral fluid specimens, primarily generated in connection with the paramedical exams and wellness screenings performed by our Portamedic and Health & Wellness service lines, and assembles and sells specimen collection kits;

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

Our core Portamedic paramedical examination business accounted for approximately 71%, 74%, and 71% of our total consolidated revenues in 2010, 2009 and 2008, respectively.

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

In connection with the sale of MDG on October 9, 2007, we agreed to indemnify the purchaser for certain pre-closing tax liabilities. As of December 31, 2008, we had recorded a liability totaling $1.4 million relating to these pre-closing tax obligations of MDG. In 2009, we recorded an additional reserve of $0.04 million in loss on sale of subsidiaries.

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

2010 Highlights and Business Outlook for 2011

2010 Consolidated Financial Performance

For the year ended December 31, 2010, consolidated revenues totaled $166.4 million, representing a decline of approximately 8.8% from the prior year.  Our revenues continued to decline in 2010 primarily due to a weak economy and its negative impact on the customers we serve (i.e., the life insurance industry). In addition, several of our large customers experienced a reduction in their business during 2010 due to a change in the pricing or design of their life insurance products.

Our gross margin declined approximately 80 basis points to 26.1% primarily due to the 11.8% year-over-year revenue decline in our Portamedic service line. We reduced our selling, general and administrative expenses to $42.2 million, representing a reduction of $6.7 million, or approximately 13.7% from the prior year.  We generated income from continuing operations of $1.4 million for the year ended December 31, 2010, which included restructuring and other charges of approximately $1.0 million and a gain of $1.6 million representing the reversal of a reserve previously established for interest and penalties associated with a state unclaimed property matter for which the audit period has lapsed. This represents an improvement from our approximate break even prior year results, which included restructuring and other charges of approximately $1.2 million and an income tax recovery of $1.5 million.

Business Outlook for 2011

On November 5, 2010, we held a conference call with shareholders to discuss third quarter 2010 financial results and our business outlook. At that time, we emphasized that our future success depended upon increasing sales and investing to improve operations in 2011. Our 2011 priorities will include improving our processes and organization structure, and focusing on customer channels including brokers, direct marketers, insurance agents, examiners, and healthcare companies.

New senior managerial talent has been brought in to the Company to strengthen business performance. Ransom J. Parker was appointed President and CEO in September 2010. Mr. Parker is a senior executive, director, and private equity investor with considerable experience in operations and management, sales and marketing, and healthcare technology. In January 2011, Lori Gorman was appointed Chief Operations Officer. In the prior year, Ms. Gorman demonstrated success in improving operational performance and reducing costs in three of the Company's service lines. In January 2011, Anthony Mendicino was appointed Senior Vice President for Risk Assessment Sales, a newly-created position responsible for the sale of all products and services to the insurance industry. Mr. Mendicino joined the Company from Siemens Medical Solutions USA, a leading provider of software and medical equipment to the healthcare industry.

In 2011, we will continue to invest in new systems such as the deployment of our iParamed e-Exam, along with a new website to simplify customer ordering and tracking. We will invest in our employees, both new and existing, through strategic hiring and pay-for-performance plans that will enable us to attract and retain talented employees. Although we will be investing in targeted initiatives to improve revenue, we will continue to manage our costs efficiently, as we have demonstrated the ability to do in past years. We believe the impact of these investments will become apparent in 2011, as demonstrated by a reduced rate of revenue decline, while positioning the Company for sustained growth and profitability in 2012.

 Portamedic

For the year ended December 31, 2010, Portamedic revenues decreased approximately 11.8% in comparison to the prior year.  We continue to believe that achieving acceptable profitability levels will require top-line revenue growth, and reversing past revenue declines. Although we have contracts or billing approvals with over 90% of the insurance carriers in the marketplace, the number of paramedical examinations we complete on life insurance applicants continued to decline.  The rate of decline in completed examinations for the full year 2010 was 11.7% compared to 2009, with a 8.3% decline in 2009 compared to 2008.  In order to reverse our decline in completed examinations, we are taking steps to achieve greater sales success with local agents, brokers, direct marketers and insurance carriers.

The general market for Portamedic's services has steadily declined.  For example, according to LIMRA, a life insurance industry research organization, there were approximately 9 million applications for life insurance completed in the United States in 2009, compared to approximately 17 million applications in 1985.  The U.S. Life Insurance Application Index maintained by MIB Solutions, a life insurance industry research organization, declined 1.2% for 2010 compared to 2009. Notwithstanding these declines, we believe that the market continues to offer attractive opportunities to a company that can sell its services effectively and distinguish itself from its competitors.

We have taken the following steps to increase our market share and improve top-line revenue:

•
In early 2011, we instituted sales leadership changes which are expected to positively impact our Portamedic service line. As noted previously, Anthony Mendicino has been appointed Senior Vice President for Risk Assessment Sales and is responsible for the sale of all products and services to our insurance industry customers. In addition, we are taking steps to strengthen our national and local sales forces, including recruiting experienced sales leaders and improving sales training.

•
In 2010, we introduced iParamed, a new technology platform that improves underwriting accuracy and requires only "one touch" with an applicant. The iParamed platform delivers a complete, digital case file for any life insurance applicant, sending structured data into our customers' underwriting or workflow systems. We believe iParamed will help our customers place more business faster, and has the potential to significantly reduce our customers' total cost of underwriting. In 2010, we deployed 400 iParamed-equipped netbooks to 64 Portamedic branch offices in 16 states. We expect this rollout to continue in 2011.

•
We have implemented operational improvements that have reduced the average amount of time required to complete an insurance exam. We have extended the weekday hours of operation of Portamedic's Dallas-based Managed Scheduling Center to 11:00 p.m. eastern time, and Saturday until 5:00 p.m. We developed and introduced Instant Scheduling, a service which is being utilized by many local producers. As a result of these and other changes, we estimate that Portamedic's average time to schedule and complete an insurance exam is two to four calendar days faster than in 2009, giving Portamedic a speed advantage that is important to local producers.

•
In 2010, we introduced new, one-stop services for customers who bring most insurance products to market: brokers, direct marketing organizations, broker dealers, and producer groups. Our national service center in Allentown, Pennsylvania now gives these customers a single point of contact for application quality assurance, case management service, application packet processes, and custom work flow processes.

•
In 2010, we began the design of a new website, integrated with our back end operations, to make it easier for Portamedic customers to enter orders and track order status. We believe that this web site will increase customer satisfaction. We expect to deploy this new website to our Portamedic customers in the first quarter of 2011, and eventually to extend this website to facilitate the ordering and status of all of our risk assessment services.

•
In an effort to improve the speed, accuracy and consistency of services provided to our Portamedic customers, we decided in December 2008 to begin the development of a new IT system for processing customer orders. Based on our current project timetable, this system is scheduled for completion during the fourth quarter of 2011and is now expected to cost $2.6 million, including implementation costs. This represents a change in our previously estimated completion date (March 31, 2011) and is attributable to a longer than planned development cycle, additional testing and validation of the new system, and incorporation of additional specifications and features to better meet customer needs. We believe this new IT system will enhance the quality of service to our customers, while improving productivity and decreasing future cash outlay.

•
We successfully completed our second annual SAS70 Type II engagement, a third-party review of our IT processes and procedures for handling customer data. We believe this review gives customers confidence in our information controls, information security and technology management processes.

•
We upgraded branch telephone systems to Voice Over IP, using our secure backbone network for voice communication. We believe this will result in decreased future cash outlay for communications and increased customer satisfaction through faster response to calls.

Although the number of paramedical examinations Portamedic performs continues to decline, we believe that we are a market leader in the industry.  We also believe that the steps we are taking to improve our selling ability, and the quality and speed of our services, will enable us to reduce the rate of decline experienced in the last several years.  However, life insurance market conditions in 2011 are expected to remain challenging: according to a survey of 70 industry leaders conducted by LIMRA in early December 2010, 59% of insurance executives believe overall individual life insurance sales will remain flat in 2011.

Heritage Labs

For the year ended December 31, 2010, Heritage Labs revenues decreased 8.5% to $13.7 million from $15.0 million in the comparable prior year period. In 2010, we tested 523,000 specimens, compared to 561,000 specimens in 2009, a decrease of 6.7%. Revenues from lab kit assembly decreased 16.1% in 2010 compared to 2009.

Heritage Labs' services consist principally of performing tests of blood, urine and oral fluid specimens and the assembly and sale of kits used in the collection and transportation of such specimens to its lab facility.  In 2010, approximately 60% of Heritage Labs revenue came from lab testing and 40% came from the sale of specimen kits.

Most of Heritage Labs' revenue originates from paramedical exam companies (including Portamedic), and therefore Heritage Labs is affected by the same negative market trends affecting Portamedic, namely the decline in the number of life insurance applications.  In response, Heritage Labs has taken the following steps to expand its market share and increase revenues:

•
In June 2010, Heritage labs announced a collaboration with MIB Solutions to help insurers better evaluate excess mortality risk in their book of new business. By incorporating specifically identified laboratory results from Heritage Labs, MIB Solutions is able to provide clearer insights into business exceptions and risk concentrations across every risk class to help fine tune underwriting performance. We believe this will be the first of several collaborative efforts between Heritage Labs and MIB Solutions to help insurers better manage mortality risk, and believe this will lead to increased lab testing business.

•
We have developed a "risk score" methodology to help our insurance clients better understand the mortality implications between and among interactions of multiple tests related to specific disease states. We believe that the mortality data we are providing is unique and more complex than the data being provided by our competitors.

•
We continue to use sophisticated data modeling to gain a better understanding of the true mortality consequences of the laboratory tests that we provide to the insurance industry. Our objective has been to assist our clients in their ability to develop new insurance products and establish more accurate premium rating or pricing techniques using the lab mortality data that we have developed. We believe we will be able to leverage the value of the data we supply to gain new business.

•
Heritage Labs received a Certificate of Registration on May 28, 2010 and is now an ISO 13485:2003 registered company. The certification means that Heritage Labs has passed all of the audit requirements and is officially recognized as being a provider of medical devices and related services that consistently meet customer and regulatory requirements. The certification also means that Heritage Labs has developed, implemented and maintained a quality management system that focuses on providing safe and effective medical devices. ISO 13485 is currently recognized by the European Union, the United States, Canada, Japan, and Taiwan, among others.

•
Heritage Labs is marketing a line of self-collected finger stick blood test kits directly to customers which are used to test hemoglobin A1c.  The hemoglobin A1c test is particularly important for diabetics, who should regularly monitor their hemoglobin A1c levels.  Heritage Labs uses two blood testing methods for hemoglobin A1c, one for testing whole blood specimens and the other for testing dried blood spots.  The test kits are currently available in retail locations nationwide.

While we intend for these measures to increase our market share and revenues, there can be no assurance we will achieve those results. We believe that, as a result of the initiatives noted above, along with Portamedic revenue improvements, we may achieve future growth at Heritage Labs.

Health & Wellness

Our Health & Wellness service line, established in 2007, recorded revenues of approximately $14.3 million for the year ended December 31, 2010, an increase of $3.4 million, or approximately 30.9%, from the prior year.  In 2010, we performed approximately 277,000 health screenings and sold approximately 28,000 home specimen collection kits. In 2009, we performed approximately 214,000 screenings and sold approximately 17,000 home specimen collection kits. We provided our services to 57 health management companies in 2010, up from 49 companies in 2009.  We have conducted screening events in every state in the U.S. as well as the District of Columbia and Puerto Rico.  Currently we have approximately 2,300 “wellness certified” examiners within our network of examiners.

Health & Wellness services include event scheduling, provision and fulfillment of all supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges, lab coats, bandages, etc.) at screening events, event management, biometric screenings (height, weight, body mass index, hip, waist, neck, pulse, blood pressure), blood draws via venipuncture or finger stick, lab testing, participant and aggregate reporting, data processing and data transmission.  Heritage Labs does all of the testing on the venipuncture samples we collect at health and wellness screenings.  Our key market advantage is our ability to screen both individuals and groups in every jurisdiction in the U.S. using a variety of screening methods.

We marked a number of milestones in our Health & Wellness business in 2010:

•
In March 2010, we were named "Vendor of the Year" by Healthways, Inc., a leading provider of health improvement solutions to employers, in recognition of the high level of participant satisfaction delivered by Hooper Holmes.

•
In April 2010, we announced Diabetes Know Now!, a health awareness platform to combat diabetes which combines an online risk assessment and at-home diabetes test kit assembled and sold by Heritage Labs. We believe Diabetes Know Now! is a novel and efficient way to target diabetes screenings. Diabetes Know Now! improves the efficiency and effectiveness of our customers' programs by only completing blood tests on targeted groups that are at the highest risk for diabetes.

•
In October 2010, we introduced Hooper Holmes OnSitesm, a face-to-face, on-premises health coaching service for work locations with any number of employees. The service is delivered by specially trained Health Champions many of whom are physical therapists, personal trainers and nutritionists. We believe OnSite is an important addition to our service line because it better enables our customers to deliver behavior change and motivation.

We believe that we are well-positioned to capture a significant share of the health and care management market.  However, the success of Health & Wellness will depend in part upon the yet to be proven success of our health and care management initiatives.  If the return on investment in these initiatives is not sufficiently high, our Health & Wellness business may not reach its full potential.  Notwithstanding, we believe we are well positioned to capitalize on this opportunity given our Company’s unique set of assets, including Heritage Labs, our proprietary Health & Wellness IT system, and our network of certified examiners.

Hooper Holmes Services

For the year ended December 31, 2010, Hooper Holmes Services revenues decreased 11.5% in comparison to the prior year.  A significant contributing factor to this decrease was reduced tele-underwriting/interviewing service revenues from several of our largest insurance company customers.  These customers experienced a substantial slowdown in their business (reduced insurance applications) which resulted in fewer tele-interviews.

Also significantly contributing to the decrease in Hooper Holmes Services revenue is a decline in our 2010 attending physician statement (APS) retrieval revenue as compared to 2009.  This decline is attributable to the overall decrease in life insurance application activity.

Throughout 2010, we implemented cost reduction actions to bring expenses in-line with our reduced revenues.  These actions included a significant reduction of staff, along with several branch office closures.

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

In 2010, we primarily focused on tracking our actual results relative to our forecasts and budgets, and measuring the degree of success of our efforts to align our costs with lower revenue levels.  We monitored the following metrics in 2010:

•	the number of paramedical examinations performed by Portamedic;

•	the average revenue per paramedical examination;

•	time service performance, from examination order to completion;

•
the MIB Life Index data, which represents an indicator of the level of life insurance application activity and LIMRA (a life insurance industry research organization) which tracks the number of completed life insurance applications;

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations in 2010, 2009 and 2008

The table below sets forth our revenue by service line, for the periods indicated.

	For the Years Ended December 31,
(in thousands)	2010	% Change	2009	% Change	2008
Portamedic	$118,555	(11.8)%	$134,373	(4.5)%	$140,720
Heritage Labs	13,682	(8.5)%	14,955	(5.0)%	15,738
Health & Wellness	14,343	30.9%	10,961	44.5%	7,587
Hooper Holmes Services	21,859	(11.5)%	24,698	(33.4)%	37,075
Subtotal	168,439	—	184,987	—	201,120
Intercompany eliminations (a)	(2,069)	—	(2,586)	—	(2,887)
Total	$166,370	(8.8)%	$182,401	(8.0)%	$198,233

(a)	represents intercompany sales from Heritage Labs to Portamedic

Revenues

Consolidated revenues for the year ended December 31, 2010 were $166.4 million, a decline of $16.0 million or 8.8% from the prior year. Revenues for the year ended December 31, 2009 were $182.4 million, a decline of $15.8 million or 8.0% below 2008 results. As explained in greater detail below, similar market forces influenced the revenues and operating results of our services throughout the three year period ended December 31, 2010.

Portamedic

The decline in Portamedic revenues for the years ended December 31, 2010 and 2009 were 11.8% and 4.5%, respectively, reflecting the impact of:

•	fewer paramedical examinations performed (1,342,000 in 2010, or 5,306 per day, vs. 1,520,000 in 2009, or 6,008 per day, vs. 1,664,000 in 2008, or 6,550 per day); and

•
lower average revenue per paramedical examination ($88.63 in 2010 vs. $89.44 in 2009), and higher average revenue per paramedical examination in 2009 as compared to 2008 ($89.44 in 2009 vs. $86.98 in 2008).

The reduction in the number of paramedical examinations and related services performed in 2010 and 2009 is due to the continued decline in life insurance application activity in the United States (as reported by the MIB Life Index), along with a weak U.S. economy and its negative impact on the market for life insurance products.  Also, several of our large customers experienced a reduction in their business during 2010 due to a change in the pricing and design of their life insurance products.

Heritage Labs

Heritage Labs revenues in 2010 were $13.7 million, a decrease of $1.3 million, or 8.5%, compared to 2009.

During 2010, revenue from lab testing (approximately 60% of total Heritage Labs revenue in 2010) declined 2.5% compared to 2009. Heritage Labs tested 6.7% fewer specimens compared to the prior year (523,000 in 2010 vs. 561,000 in 2009), as reduced demand for lab testing services from one large customer exceeded increased revenues from new and existing Heritage Labs customers. The decline in revenue due to the decrease in the number of specimens tested was partially offset by an increase in Heritage Labs average revenue per insurance specimen tested ($15.78 in 2010 vs. $15.10 in 2009).

 Revenues from lab kit assembly (approximately 40% of total Heritage Labs revenue in 2010) decreased by 16.1% in comparison to 2009. This decrease is primarily attributable to reduced demand from one large customer, along with fewer kit orders from Portamedic (due to their revenue decline).

The reduced demand for Heritage Labs testing services from insurance companies is also attributable to the reduction in the number of paramedical examinations completed by Portamedic.  Approximately 75-80% of the total volume of specimens tested by Heritage Labs originate from a Portamedic paramedical exam or a Health & Wellness screening.

Heritage Labs revenues in 2009 were $15.0 million, a decrease of $0.8 million, or 5.0%, compared to 2008.  Heritage Labs tested fewer specimens in 2009 compared to the prior year (561,000 in 2009 vs. 612,000 in 2008). Heritage Labs average revenue per specimen tested decreased in 2009 ($15.10 in 2009 vs. $16.45 in 2008).  Revenues from lab kit assembly (approximately 43% of total Heritage Labs revenue in 2009) increased by 14% in comparison to 2008.

The decline in Heritage Labs revenue for the year ended December 31, 2009 as compared to the prior year was primarily due to reduced demand for lab testing services resulting from fewer insurance applications processed by Heritage Labs customers and the loss of a significant customer in April 2008 who transferred its lab testing services to a different company’s lab. This customer generated approximately $1.9 million in revenues for Heritage Labs in 2008.   Decreased revenues due to the loss of this customer were partially offset by revenue earned from new customers in the lab testing and kit manufacturing businesses.  The decreased average revenue per specimen experienced in the year ended December 31, 2009 was primarily due to a reduction in the amount we charged our customers resulting from a reduction in overnight delivery costs incurred by us and passed on to our customers.  To a lesser extent, product mix also contributed to the decrease in average revenue per specimen for the year ended December 31, 2009 as compared to the prior year.

Health & Wellness

Health & Wellness revenues in 2010 were $14.3 million, an increase of $3.4 million, or 30.9%, compared to 2009.  In 2010, we performed approximately 277,000 health screenings and sold approximately 28,000 home specimen collection kits. In 2009, we performed approximately 214,000 screenings and sold approximately 17,000 home specimen collection kits.  We provided our services to 57 health management companies in 2010, up from 49 companies in 2009.  We have conducted screening events in every state in the U.S. as well as The District of Columbia and Puerto Rico.  Currently we have approximately 2,300 “wellness certified” examiners within our network of examiners. Our revenue increase in 2010 compared to 2009 is primarily due to our sales and marketing efforts in 2010, as we continue to grow and develop this business.

Health & Wellness revenues in 2009 were $11.0 million, an increase of $3.4 million, or 44.5%, compared to 2008.  Health & Wellness, established in 2007, performed approximately 214,000 health screenings and sold approximately 17,000 home specimen collection kits in 2009, compared to approximately 160,000 health screenings and a minimal volume of home specimen collection kits in 2008.  We provided our services to 49 health management companies in 2009, up from 28 companies in 2008.  At year end 2009, we had certified approximately 2,700  of our examiners to be “wellness certified” examiners.

Hooper Holmes Services

Hooper Holmes Services revenue decreased 11.5% to $21.9 million for 2010 versus the prior year.

Our Health Information Services, which includes attending physician statement (“APS”) retrieval and physicians information line (“PIL”), is the largest revenue component within Hooper Holmes Services.  Revenues from Health Information Services decreased 9.3% to $13.0 million for the year 2010 versus the prior year. The decrease in revenues is primarily due to a reduction in the number of APS units of approximately 3.3% as compared to 2009, attributable to the overall decline in life insurance activity, and a decrease of approximately 3.9% as compared to 2009, in the average price per unit of an APS.  The decrease in the average price per unit is attributable to a reduction in fees charged to customers for medical records retrieval.

Consumer Services includes our tele-underwriting/interviewing services. Revenue from Consumer Services for the year 2010 decreased 23.7% as compared to the prior year.  The decrease in revenue is primarily due to a decline of 25.0% in the number of tele-underwriting/interviewing units completed (primarily due to reduced demand for our services from one significant customer), partially offset by an increase of 1.8% in the average price per unit as compared to the prior year.

Health Risk Analytics includes our risk management and underwriting services. Revenues from Health Risk Analytics increased 1.4% in 2010 to $3.9 million compared to the prior year. The slight increase in revenue is due to increased volume from our existing customers.

Hooper Holmes Services revenue decreased 33.4% to $24.7 million for 2009 versus the prior year.

Revenues from Health Information Services decreased $6.1 million to $14.4 million for the year 2009 versus the prior year. The decrease in revenues was primarily due to a reduction in the number of APS units of approximately 27% as compared to 2008, attributable to the overall decline in life insurance activity, and a decrease of approximately 10% as compared to 2008 in the average price per unit of an APS.  The decrease in the average price per unit was attributable to a reduction in fees charged to customers for medical records retrieval.

Revenue from Consumer Services for the year 2009 decreased 8.5% as compared to the prior year.  The decrease in revenue was primarily due to a decline of 14.2% in the number of tele-underwriting/interviewing units completed, partially offset by an increase of 6.9% in the average price per unit as compared to the prior year.

Revenue from Health Risk Analytics declined 60% in 2009 to $3.8 million compared to the prior year.  The decrease was primarily due to the overall decline in life insurance application activity, which resulted in a significant amount of underwriting services previously outsourced to us being greatly reduced or taken back in-house by customers.

Cost of Operations

Our total cost of operations amounted to $122.9 million in 2010 compared to $133.3 million in 2009 and $148.3 million in 2008.  The following table shows the cost of operations as a percentage of revenues broken down by service line.

	For the Years Ended December 31,
		As a % of		As a % of		As a % of
(in thousands)	2010	Revenues	2009	Revenues	2008	Revenues
Portamedic/Health & Wellness	$98,578	74.2%	$105,486	72.6%	$113,033	76.2%
Heritage Labs	8,553	62.5%	9,529	63.7%	10,091	64.1%
Hooper Holmes Services	17,772	81.3%	20,895	84.6%	28,114	75.8%
Subtotal	124,903	—	135,910	—	151,238	—
Intercompany eliminations (a)	(2,014)	—	(2,580)	—	(2,953)	—
Total	$122,889	73.9%	$133,330	73.1%	$148,285	74.8%

(a)	represents intercompany cost of operations pertaining to sales from Heritage Labs to Portamedic

Cost of operations, as a percentage of revenue, increased to 73.9% for the year ended December 31, 2010 compared to 73.1% for the comparable prior year period. This percentage increase is largely due to Portamedic revenues declining at a rate greater than its associated costs. A significant percentage of costs associated with our Portamedic business are fixed and therefore did not decrease as revenue declined. The increase in cost of sales as a percentage of revenue for Portamedic was offset by declines in cost of sales as a percentage of revenue for Heritage Labs and Hooper Holmes Services, resulting from revenue levels decreasing at a rate greater than cost reduction initiatives implemented during 2010 and 2009.

The decrease in our cost of operations for the year ended December 31, 2009 compared to 2008 was primarily attributable to lower cost of operations in our Portamedic and Heritage Labs businesses attributable to reduced revenue levels and cost reduction initiatives implemented as revenues declined.  This decrease was offset by increased cost of sales as a percentage of revenues for Hooper Holmes Services.  In July 2009, we combined the Underwriting Solutions and Infolink service lines into a new service line, Hooper Holmes Services.  This combination resulted in a lower overall cost structure, which was not fully implemented until the fourth quarter of 2009.

Selling, General and Administrative Expenses

	For the years ended December 31,			Decrease
(in thousands)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Total	$42,221	$48,900	$49,774	$6,679	$874

For the past three years, we have continually focused on reducing SG&A expenses in response to our declining revenues.  As reflected in the table above, consolidated selling, general and administrative (“SG&A”) expenses in 2010 were $6.7 million less than 2009 and in 2009 were $0.9 million less than 2008.

The decrease in 2010 SG&A expenses compared to 2009 was primarily due to reductions of:

•	consulting costs associated with a strategic advisor retained in 2009 totaling $0.5 million;

•	employee benefits, primarily health insurance and workers compensation costs, totaling $2.3 million:

•	depreciation expense primarily related to extending the estimated useful life of our current customer services order tracking IT system totaling $2.1 million;

•	external and internal audit costs and bank fees totaling $0.3 million;

•	legal, general insurance and 401k costs totaling $0.4 million;

•	Portamedic regional and administrative salaries and related expenses and sales salaries for all service lines totaling $0.6 million;

•	moving expense associated with Heritage Labs' move to a new facility in January 2009 totaling $0.2 million;

•	amortization expense resulting from certain intangible assets being fully amortized totaling $0.1 million; and

•	headcount reductions in Corporate IT Department totaling $0.4 million.

The decrease in 2009 SG&A expenses compared to 2008 was primarily due to reductions of:

•	employee benefit costs such as health insurance, 401(k) employer match and workers compensation plan costs totaling $1.0 million;

•	legal and general insurance costs totaling $0.7 million;

•	amortization expense resulting from certain intangible assets now fully amortized totaling $0.6 million;

•	incentive compensation expense totaling $0.3 million;

•	Portamedic regional and administrative salaries and related expense totaling $1.0 million; and

•	audit, stock compensation, Board of Director fees and general business taxes totaling $0.6 million.

The 2009 SG&A expense reductions listed above were partially offset by the following expense increases:

•	depreciation expense (non-cash) resulting from a reduction in the estimated useful life of our current IT systems originally scheduled to be replaced in mid 2010, totaling $2.7 million; and

•	consulting costs associated with retaining the services of a strategic advisor in 2009 totaling $0.5 million.

Impairment of Long-Lived Assets

Intangible Assets

In accordance with current accounting standards, long-lived assets, including amortizable intangible assets, are to be tested for impairment when impairment indicators are present.

As a result of the decline in revenues during 2010, 2009 and 2008, principally due to the downturn in the economy and its negative impact on the life insurance industry in which we serve, we performed an impairment analysis of our intangible assets.  Based on our analysis, we concluded that the undiscounted cash flows expected to be generated by our intangible assets (primarily customer relationships) exceeded their carrying values.  As a result, no impairment was recorded on our intangible assets during 2010, 2009 and 2008.

Restructuring and Other Charges

For the year ended December 31, 2010, we recorded restructuring charges of $1.0 million. These charges are attributable to severance related to the resignation of our former CEO and employee severance costs related to headcount reduction actions in Portamedic and Hooper Holmes Services.

For the year ended December 31, 2009, we recorded restructuring and other charges of $1.2 million.  These charges were attributable to:

•	restructuring charges for employee severance and office closures totaling $0.8 million; and

•	legal and other costs related to the 2009 Board of Director election proxy contest totaling $0.4 million.

For the year ended December 31, 2008, we recorded restructuring and other charges of $1.6 million.  These charges were attributable to:

•	the early termination of an agreement with the outside consultant utilized in our 2006 strategic review totaling $0.9 million;

•	severance charges related to the resignation of the former CEO of $0.4 million; and

•	restructuring charges for employee severance and office closures totaling $0.3 million.

Operating Income / Loss from Continuing Operations

Our consolidated operating income from continuing operations for the year ended December 31, 2010 totaled $0.2 million, compared to a loss of $1.0 million in the prior year.  These improved results are primarily due to a decrease in SG&A of $6.7 million ($42.2 million in 2010 vs. $48.9 million in 2009) offset by a decrease in gross profit of $5.6 million ($43.5 million in 2010 vs. $49.1 million in 2009). The decrease in our gross profit is primarily due to a decline in revenues of 8.8%.

Our consolidated operating loss from continuing operations for the year ended December 31, 2009 totaled $1.0 million, compared to a loss of $1.4 million in the prior year.  These improved results were primarily due to a decrease of $0.4 million in restructuring and other charges ($1.2 million in 2009 vs. $1.6 million in 2008) and a decrease in SG&A of $0.9 million ($48.9 million in 2009 vs. $49.8 million in 2008).

Other income (expense)

Interest income for the years ended December 31, 2010, 2009 and 2008 was $0.1 million, $0.1 million and $0.3 million, respectively. The reduction in interest income for the years ended December 31, 2010 and 2009 was due to lower interest rates earned on invested funds.

Other income (expense), net for the years ended December 31, 2010, 2009 and 2008 was $1.3 million, $(0.4) million and $(0.4) million, respectively. Included in the results for the year ended December 31, 2010 is a gain of approximately $1.6 million representing the reversal of a reserve previously established for interest and penalties associated with a state unclaimed property matter for which the audit period has lapsed.

Income Taxes

      We have significant deferred tax assets attributable to tax deductible intangibles, capital loss carryforwards and federal and state net operating loss carryforwards, which may reduce taxable income in future periods.  Based on the continued decline in revenues, the cumulative tax and operating losses, the lack of taxes in the carryback period and the uncertainty surrounding the extent or timing of future taxable income, we do not believe we will realize the tax benefits of these deferred tax assets.  Accordingly, we continue to record a full valuation allowance on our net deferred tax assets of $50.5 million and $50.9 million as of December 31, 2010 and 2009, respectively.

The income tax expense recorded in the year ended December 31, 2010, including interest, is primarily due to an accrual for amended tax returns filed in one state for tax years 2007 and 2008, and the true-up of the 2009 tax provision for that state.

Prior to the passage of the Worker, Homeownership and Business Assistance Act of 2009 (the "2009 Act"), signed into law in the fourth quarter of 2009, corporations were allowed to carryback net operating losses two years and forward 20 years to offset taxable income.  Under the 2009 Act, corporations can elect to carryback net operating losses incurred in either 2008 or 2009 to a profitable fifth year preceding the loss year.  The net operating loss carried back is limited to 50% of the available taxable income for that year.  We were able to carryback approximately $4.3 million of federal net operating losses incurred in 2008 to tax year 2003 and in the fourth quarter of 2009, we filed an amended tax return to recover approximately $1.5 million of federal income tax previously paid.  In February 2010, we received $1.5 million of cash related to the carryback claim, which included $0.02 million of interest.

The federal tax benefit recorded in the year ended December 31, 2009 reflected the utilization of fully reserved net operating losses that were carried back to 2003 under the 2009 Act referred to above, offset by certain state tax liabilities.  The income tax expense recorded in the year ended December 31, 2008 reflected certain state tax liabilities.

As of December 31, 2010 and 2009, no amounts were recorded for unrecognized tax benefits or for the payment of interest or penalties.  Furthermore, no such amounts were accrued during the years ended December 31, 2010 and 2009.

In July 2008, we received notification from the U.S. Internal Revenue Service (the “IRS”) that it had completed its audits of our tax returns for the years 2001 through 2006 with no adjustments.  State income tax returns for the year 2006 and forward are subject to examination.

As of December 31, 2010, we had U.S. federal and state net operating loss carryforwards of approximately $84.7 million and $87.3 million, respectively.   The net operating loss carryforwards, if not utilized, will expire in the years 2011 through 2030.

The effective tax rate for the years ended December 31, 2010, 2009 and 2008 was 14%, (103%) and 1%, respectively.

Discontinued Operations

On June 30, 2008, we sold substantially all of the assets and liabilities of our CED operating segment for $5.6 million and received cash payments totaling $5.1 million and a $0.5 million note receivable due in six equal monthly installments beginning July 31, 2008.  The note receivable was fully collected by March 2009.  In connection with the sale of the CED, we were released as the primary obligor for certain lease obligations acquired but remain secondarily liable in the event the buyer defaults.  This guarantee is provided for the term of the lease, which expires in July 2015.  During the year ended December 31, 2008, we recorded a reserve of $0.3 million representing the fair value of the guarantee obligation.  During 2010, we reduced this reserve to $0.2 million. For the year ended December 31, 2010, we reported a gain on the sale of subsidiaries of $0.06 million representing the reduction of this reserve. As of December 31, 2010, the maximum potential amount of future payments under the guarantee is $0.5 million.  We recognized a net gain on the sale of the CED of approximately $0.9 million for the year ended December 31, 2008, inclusive of the above mentioned reserve of $0.3 million, which was reported in discontinued operations.

In connection with the sale of MDG on October 9, 2007, we agreed to indemnify the purchaser for certain pre-closing tax liabilities.  In 2008, information became available to us relating to certain pre-closing tax obligations of MDG.  Based on this information, we recorded a reserve of $1.4 million in loss on sale of subsidiaries.  In the first quarter of 2009, we increased this reserve by $0.04 million resulting in a total liability for these pre-closing tax matters of $1.5 million as of March 31, 2009.

On May 7, 2009, we reached a settlement agreement with Medicals Direct Holding Limited (“MD”) (successor-in-interest to the purchaser of MDG) whereby we agreed with MD to fully release and discharge each other from any and all claims known or unknown under the MDG Stock Purchase Agreement and the Tax Deed executed on October 9, 2007. On May 8, 2009, we paid MD the sum of $0.3 million, and further released MD from the additional purchase price payments due us, totaling $1.2 million.  The $0.3 million payment is presented within cash (used in) provided by operating activities of discontinued operations in our consolidated statement of cash flows for the year ended December 31, 2009.

Net Income / Loss

Net income for the year ended December 31, 2010 was $1.5 million, or $0.02 per share on both a basic and diluted basis, compared to our essentially break even results for the year ended December 31, 2009.  In 2008, we reported a net loss of $1.9 million, or ($0.03) per share.

Liquidity and Financial Resources

As of and for the years ended December 31, 2010 and 2009, our primary sources of liquidity are our internally generated funds, holdings of cash and cash equivalents and our revolving line of credit. At December 31, 2010 and 2009, our working capital was $32.3 million and $30.1 million, respectively.  Our current ratio as of December 31, 2010 was 3.6 to 1 compared to 3.2 to 1 at December 31, 2009.  Significant sources affecting our cash flows for the year ended December 31, 2010 include:

•	income from continuing operations of $1.4 million, including non-cash charges of $4.9 million in depreciation and amortization expense and $0.6 million in stock-based compensation expense;

•	a decrease in accounts receivable of $0.8 million;

•	a decrease in other assets of $0.9 million; and

•	receipt of a $1.5 million income tax refund.

These sources of cash were offset by the following:

•	a decrease in accounts payable, accrued expense and other long-term liabilities (including $1.1 million of restructuring payments related to employee severance) of $1.5 million; and

•	capital expenditures of $4.3 million.

Our income from continuing operations was $1.4 million and $0.04 million for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2008, we incurred a loss from continuing operations of $1.6 million.  These results include operating income (losses), and restructuring and other charges.  We have managed our liquidity during this period through a series of cost reduction initiatives, sales of assets and working capital reductions.

At December 31, 2010, we had approximately $21.4 million in cash and cash equivalents and no debt outstanding.  Our net cash provided by operating activities of continuing operations for the years ended December 31, 2010, 2009 and 2008 was $9.4 million, $8.7 million and $0.1 million, respectively.

Revolving Credit Facility

As of December 31, 2008 and for the majority of the first quarter of 2009, we had a three year Revolving Credit Facility (the “Credit Facility”) with CitiCapital Commercial Corporation (“CitiCapital”).  The Credit Facility was due to expire on October 10, 2009.  During each of the years 2009 and 2008, we incurred unused fees of $0.03 million and $0.1 million, respectively, under the Credit Facility with CitiCapital. On March 9, 2009, we entered into a three year Loan and Security Agreement (“Loan and Security Agreement”) with TD Bank, N.A. (“TD Bank”) which, pursuant to the First Amendment and Modification to Loan and Security Agreement ("First Amendment") executed on December 1, 2010, now expires on March 8, 2013 (see Note 8 to the consolidated financial statements).  In connection with entering into the Loan and Security Agreement with TD Bank, we terminated our Credit Facility with CitiCapital.

Loan and Security Agreement

On December 1, 2010, we entered into the First Amendment with TD Bank. The First Amendment amends the terms and conditions of the Loan and Security Agreement dated as of March 9, 2009. Under the First Amendment, we will have the ability, on or prior to the second anniversary of the First Amendment, and subject to a determination by our Board of Directors authorizing such a transaction, to repurchase up to $5 million of our capital stock out of Qualified Cash (as such term is defined in the First Amendment), provided no Default or Event of Default (as such terms are defined in the Loan and Security Agreement) shall have otherwise occurred. In addition, under the First Amendment, the maturity date of the Loan and Security Agreement has been extended by one year (to March 8, 2013 from March 8, 2012), and commencing March 8, 2012 and at all times thereafter the unused line fee (usage fee) under the Loan and Security Agreement has been reduced from one percent (1%) per annum to one-half of one percent (1/2%) per annum, in each case on the difference between $15 million and the sum of the average outstanding principal balance of cash advances under the revolving credit line and the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.

The First Amendment also adjusts the applicable interest rate provisions under the Loan and Security Agreement such that commencing March 8, 2012 and at all times thereafter the terms “LIBOR Market Index Rate” and “LIBOR Rate” shall each be defined without regard to a one percent (1%) per annum minimum. The First Amendment also contains other customary representations, warranties, covenants and terms and conditions.

On February 25, 2011, we entered into the Second Amendment and Modification to Loan and Security Agreement (the "Second Amendment"). Under the Second Amendment, the maximum aggregate future purchase money indebtedness and capitalized lease obligations of the Company in respect of specific items of equipment was increased to $2.0 million from $0.25 million effective December 31, 2010. The Second Amendment also contains other customary representations, warranties, covenants and terms and conditions.

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

Borrowings of revolving credit loans shall take the form of LIBOR rate advances with the applicable interest rate being the greater of 1% per annum or the LIBOR rate, plus 3.5% for any borrowings up to March 7, 2012. Borrowings on March 8, 2012 and thereafter shall bear interest at the LIBOR rate plus 3.5% per annum (i.e., without regard to a one percent (1%) per annum minimum).

During each of the years 2010 and 2009, we incurred unused line fees of $0.1 million. In addition, we are required to pay an annual loan fee of $0.1 million.

As security for our full and timely payment and other obligations under the Loan and Security Agreement, we granted TD Bank a security interest in all of our existing and after-acquired property and of our subsidiary guarantors, including our receivables (which are subject to a lockbox account arrangement), inventory and equipment.  As further security, we have granted TD Bank a mortgage lien encumbering our corporate headquarters.  In addition, the obligations are secured under the terms of security agreements and guarantees provided by all of our subsidiaries.  The aforementioned security interest and mortgage lien are collectively referred to herein as the “Collateral”.

Pursuant to the terms of the Loan and Security Agreement, TD Bank, in its sole discretion based upon its reasonable credit judgment, may (A) establish and change reserves required against Eligible Receivables, (B) change the advance rate against Eligible Receivables or the fair market value of our corporate headquarters, and (C) impose additional restrictions on the standards of eligibility for Eligible Receivables, any of which could reduce the aggregate amount of indebtedness that may be incurred under the Loan and Security Agreement.

The Loan and Security Agreement contains covenants that, among other things, restrict our ability, and that of our subsidiaries, to:

•	pay any dividends or distributions on, or redeem or retire any shares of any class of our capital stock or other equity interests;

•	incur additional indebtedness;

•	sell or otherwise dispose of any of our assets, other than in the ordinary course of business;

•	create liens on our assets;

•	enter into any sale and leaseback transactions; and

•	enter into transactions with any of our affiliates on other than an arm's-length or no less favorable basis.

The Loan and Security Agreement contains a financial covenant that requires us to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of the end of each of our fiscal quarters.  The fixed charge coverage ratio allows for the exclusion of unfinanced capital expenditures of up to $5.5 million from the denominator of the calculation provided we maintain pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  As of December 31, 2010, our average cash balance at TD Bank for the 90 days then ended, exceeded the pre-defined cash balance requirements, thereby allowing all unfinanced capital expenditures to be excluded from the denominator of the fixed charge coverage ratio calculation.  As of December 31, 2010, our fixed charge coverage ratio measured on a trailing 12-month period and excluding capital expenditures in excess of one dollar was 15.8 to 1 and, as such, we satisfied the financial covenant.  However, there is no assurance that we will satisfy this financial covenant as the end of each fiscal quarter thereafter.

On April 22, 2009, we obtained from TD Bank and issued a letter of credit under the Loan and Security Agreement in the amount of $0.5 million to the landlord of our Heritage Labs facility as security for performance of our obligations under the lease.  The letter of credit will automatically extend for additional periods of one year, unless notice is given to terminate the letter of credit 60 days prior to its expiration date.  In no event shall the letter of credit be renewed beyond December 31, 2011.  Also, in December 2009, we opened a $0.1 million TD VISA credit card account to be used by Hooper Holmes Services medical records retrieval service line. The letter of credit and the credit card reduced our borrowing capacity under our revolving line of credit.  As of December 31, 2010, our borrowing capacity under the revolving line of credit totaled $14.4 million.

The failure of us or any subsidiary guarantor to comply with any of the covenants or the breach of any of our representations and warranties contained in the Loan and Security Agreement constitutes an event of default under that agreement.  In addition, the Loan and Security Agreement provides that “Events of Default” include the occurrence or failure of any event or condition that, in TD Bank's sole judgment, could have a material adverse effect (i) on our business, operations, assets, management, liabilities or condition, (ii) on the value of or the perfection or priority of TD Bank's lien upon the Collateral, or (iii) on the ability of us and our subsidiary guarantors to perform under the Loan and Security Agreement.

The revolving credit loans are payable in full, together with all accrued and unpaid interest, on the earlier of March 8, 2013 (as amended) or the date of termination of the loan commitments, termination being one of the actions TD Bank may take upon the occurrence of an Event of Default.  We may prepay any revolving credit loan, in whole or in part without penalty.  We may also terminate the Loan and Security Agreement, provided that on the date of such termination all of our obligations thereunder are paid in full.  We will be required to pay an early termination fee equal to $0.2 million if the termination occurs prior to March 9, 2011, and $0.1 million if termination occurs thereafter.

Based on our anticipated level of future revenues, the cost reduction initiatives implemented to date, our existing cash and cash equivalents and unused borrowing capacity, we believe we have sufficient funds to meet our cash needs through December 31, 2011.

Cash Flows from Operating Activities

For the years ended December 31, 2010, 2009 and 2008, net cash provided by operating activities of continuing operations was $9.4 million, $8.7 million and $0.1 million, respectively.

The net cash provided by operating activities of continuing operations for 2010 of $9.4 million includes net income of $1.4 million from continuing operations, non-cash charges of $4.9 million of depreciation and amortization, and $0.6 million of share-based compensation expense. Changes in working capital items included:

•
a decrease in accounts receivable of $0.8 million, primarily due to increased Portamedic cash collections.  Our consolidated days sales outstanding (DSO), measured on a rolling 90-day basis was 40 days at December 31, 2010, compared to 41 days at December 31, 2009.  Historically, our accounts receivable balances and our DSO are at their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out.  As a result, our DSO historically declines at year-end compared to other months during the year. Our average DSO for 2010 was 46.0 days compared to 47.6 days in 2009.  We believe our increased collection efforts in 2010, along with our continued focus on electronic customer billing, are the primary drivers of our improvement in our 2010 DSO relative to our historic experience. As a result of these improvements, our allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $0.3 million since December 31, 2009, of which $0.2 million was reversed to revenue during the year ended December 31, 2010.

•	a decrease in other assets and income tax receivable of $2.3 million; and

•	a decrease in accounts payable, accrued expenses and other long-term liabilities of $1.5 million.

The net cash provided by operating activities of continuing operations for 2009 of $8.7 million includes net income of $0.04 million from continuing operations non-cash charges of $7.2 million of depreciation and amortization, and $0.7 million of share-based compensation expense. Changes in working capital items included:

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

The net cash provided by operating activities of continuing operations for 2008 of $0.1 million reflects a loss of $1.6 million from continuing operations and includes non-cash charges of $4.7 million of depreciation and amortization, $0.7 million of share-based compensation expense and a $0.4 million write-off of software. Changes in working capital items included:

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

Cash Flows used in Investing Activities

For the year ended December 31, 2010, we used $4.3 million in net cash for investing activities of continuing operations for capital expenditures primarily related to the development of a new IT system for processing customer orders and our new iParamed technology platform.

For the year ended December 31, 2009, we used $3.1 million in net cash for investing activities of continuing operations for capital expenditures primarily relating to leasehold improvements associated with the relocation of Heritage Labs in the first quarter of 2009 and the purchase of IT hardware and software.

For the year ended December 31, 2008, we used $5.6 million in net cash for investing activities of continuing operations for capital expenditures, primarily relating to upgrading our branch operating system software, the development of a new Health & Wellness billing system and the purchase of IT hardware.  Net cash provided by investing activities of discontinued operations during 2008 was $5.5 million, due primarily to the net cash received from the sale of the CED in June 2008.

Cash Flows used in Financing Activities

For the year ended December 31, 2010, net cash used in financing activities of continuing operations was $0.1 million consisting of proceeds received from stock purchases under the employee stock purchase plan, offset by reduction in our capital lease obligations and costs associated with our Loan and Security Agreement with TD Bank.

For the year ended December 31, 2009, net cash used in financing activities of continuing operations of $0.4 million represents debt issuance costs associated with entering into our new Loan and Security Agreement with TD Bank and reduction in our capital lease obligations.

For the year ended December 31, 2008, net cash used in financing activities of continuing operations of $0.1 million represents reduction in our capital lease obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchases

We did not purchase any shares of our common stock during 2010, 2009 or 2008.

Dividends

No dividends were paid in 2010, 2009 or 2008.  We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of the Loan and Security Agreement with TD Bank.

Contractual Obligations

The following table sets forth our schedule of contractual obligations at December 31, 2010, including future minimum lease payments under non-cancelable operating and capital leases, employment contract payments and our software license fees.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$17,324	$4,363	$5,946	$3,263	$3,752
Capital Lease Obligations	348	239	109	—	—
Employment Contracts	1,214	920	294	—	—
Software License Fees	828	828	—	—	—
Total	$19,714	$6,350	$6,349	$3,263	$3,752

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

Revenue Recognition

Revenue is recognized for paramedical and medical examinations when the examination of the insurance policy applicant is completed. Revenues generated from medical record collection, laboratory testing, fingerstick test kits and other services are recognized when the related service is completed.  In all cases, there must be evidence of an agreement with the customer, the sales price must be fixed or determinable, delivery of services must occur and the ability to collect must be reasonably assured.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for (i) estimated losses resulting from the inability of our customers to make required payments, and (ii) estimated amounts that customers may deduct from their remittances to us for billed items not in compliance with customer specifications.  Management regularly assesses the financial condition of our customers, the markets in which these customers participate as well as historical trends relating to customer deductions and adjusts the allowance for doubtful accounts based on this review.  If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, our ability to collect on accounts receivable could be negatively impacted, in which case additional allowances may be required.

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

•	a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

The process to identify if there is impairment includes the following steps:

•	a comparison of the undiscounted net cash flows expected to be generated by the long lived assets or asset group to the carrying value of the long-lived assets or asset group; and

•
if the carrying value exceeds the undiscounted net cash flows, an impairment is identified. The amount of the impairment is based on the excess of the carrying value of the long-lived assets to its fair value.  We estimate the fair value of the long-lived assets based on discounted cash flow models.

As discussed in the Results of Operations, due to the decline in revenues during 2010, 2009 and 2008, principally due to the downturn in the economy and its negative impact on the life insurance industry in which we serve, we performed an impairment analysis of our intangible assets.  Based on the analysis, we concluded that the undiscounted cash flows expected to be generated by our intangible assets (primarily customer relationships), exceeded their carrying values.  As a result, no impairment was recorded on our intangible assets during 2010, 2009 and 2008.

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

We assess the realization of our deferred tax assets to determine whether an income tax valuation allowance is required.  Based on the continued decline in revenues, the cumulative tax and operating losses, the lack of taxes in the carryback period and the uncertainty surrounding the extent or timing of future taxable income, we do not believe that we will realize the tax benefits of our deferred tax assets.  Accordingly, we continue to record a full valuation allowance on our net deferred tax assets. During the year ended December 31, 2009, we recorded a $1.5 million federal tax benefit due to the utilization of fully reserved net operating losses that were carried back to 2003 under the Worker, Homeownership and Business Assistance Act of 2009, signed into law in the fourth quarter of 2009.

Share-Based Compensation

Authoritative accounting literature addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  This literature establishes accounting principles which require companies to recognize compensation cost in an amount equal to the fair value of the share-based payments, such as stock options or non-vested stock granted to employees. Compensation cost for stock options and non-vested stock is recognized over the vesting period based on the estimated fair value on the date of the grant.  The accounting principles also require that we estimate a forfeiture rate for all share based awards.  We monitor share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model.  The estimated fair values of options are based on assumptions, including estimated lives, volatility, dividend yield, and risk-free interest rates.  These estimates also consider the probability that the options will be exercised prior to the end of their contractual lives and the probability of termination or retirement of the holder, which are based on reasonable estimates and historical trends but are subject to change based on a variety of external factors.

Recently Issued Accounting Standards

Multiple Element Arrangements – In September 2009, new authoritative accounting literature became effective requiring that revenue be allocated to each unit of accounting in many multiple deliverable arrangements based on the relative selling price of each deliverable.  The literature also changed the level of evidence of standalone selling price required to separate deliverables by allowing a “best estimate” of the standalone selling price of deliverables when more objective evidence of selling price is not available.  This accounting principle is effective as of January 1, 2011. We do not expect the adoption of this accounting principle to have a material impact on our consolidated financial statements.

ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 8 to the consolidated financial statements included in this Annual Report.  Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations.  Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings.  As of December 31, 2010, there were no borrowings outstanding.

As of December 31, 2010, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 8	Financial Statements and Supplementary Data

Financial Highlights (Unaudited)

	Years ended December 31,
(in thousands, except share data, per share data and ratios)	2010	2009	2008
Revenues	$166,370	$182,401	$198,233
Operating income (loss) from continuing operations	234	(1,013)	(1,428)
Net income (loss)	1,476	(4)	(1,885)
Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.02	$—	$(0.02)
Income from discontinued operations	—	—	—
Net income (loss) per share	$0.02	$—	$(0.03)
Weighted average number of shares:
Basic	69,437,710	68,692,176	68,657,975
Diluted	69,896,969	69,392,243	68,657,975
Return on stockholders’ equity	3.3%	—	(4.6)%
Net cash provided by operating activities of continuing operations	$9,350	$8,669	$113
Working capital	$32,321	$30,102	$24,135
Book value per weighted average share outstanding	$0.63	$0.60	$0.59
Closing stock price per common share	$0.70	$1.04	$0.25
Current ratio	3.6:1	3.2:1	2.3:1
Quick ratio	3.4:1	3.0:1	2.2:1

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	37
Consolidated Balance Sheets – December 31, 2010 and 2009	38
Consolidated Statements of Operations – Years ended December 31, 2010, 2009 and 2008	39
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2010, 2009 and 2008	40
Consolidated Statements of Cash Flows – Years ended December 31, 2010, 2009 and 2008	41
Notes to Consolidated Financial Statements	42-57
Quarterly Financial Data (Unaudited)	58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hooper Holmes, Inc.:

We have audited the accompanying consolidated balance sheets of Hooper Holmes, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010.  In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, Schedule II – Valuation and Qualifying Accounts.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hooper Holmes, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Short Hills, New Jersey

March 14, 2011

Hooper Holmes, Inc.
Consolidated Balance Sheets
 (In thousands, except share and per share data)

	December 31, 2010	December 31, 2009
ASSETS (Note 8)
Current Assets:
Cash and cash equivalents	$21,391	$16,495
Accounts receivable, net of allowance for doubtful accounts of $910 and $1,237 at December 31, 2010 and 2009, respectively	19,484	20,365
Inventories	2,153	2,750
Income tax receivable	—	1,479
Other current assets	1,899	2,816
Total current assets	44,927	43,905
Property, plant and equipment, net	11,647	11,555
Intangible assets, net	537	932
Other assets	368	310
Total assets	$57,479	$56,702
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,665	$5,167
Accrued expenses	5,941	8,636
Total current liabilities	12,606	13,803
Other long-term liabilities	1,247	1,473
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares; Issued: 69,598,982 shares and 68,713,982 shares at December 31, 2010 and 2009, respectively. Outstanding: 69,589,587 shares and 68,704,587 shares at December 31, 2010 and 2009, respectively.	2,784	2,748
Additional paid-in capital	148,195	147,507
Accumulated deficit	(107,282)	(108,758)
	43,697	41,497
Less: Treasury stock, at cost; 9,395 shares as of December 31, 2010 and 2009	(71)	(71)
Total stockholders' equity	43,626	41,426
Total liabilities and stockholders' equity	$57,479	$56,702
See accompanying notes to consolidated financial statements.

      Hooper Holmes Inc.
Consolidated Statements of Operations
 (In thousands, except share and per share data)

	Years ended December 31,
	2010	2009	2008
Revenues	$166,370	$182,401	$198,233
Cost of operations	122,889	133,330	148,285
Gross profit	43,481	49,071	49,948
Selling, general and administrative expenses	42,221	48,900	49,774
Restructuring and other charges	1,026	1,184	1,602
Operating income (loss) from continuing operations	234	(1,013)	(1,428)
Other income (expense):
Interest expense	(12)	(17)	(3)
Interest income	122	92	269
Other income (expense), net	1,302	(441)	(383)
	1,412	(366)	(117)
Income (loss) from continuing operations before income taxes	1,646	(1,379)	(1,545)
Income tax expense (benefit)	225	(1,416)	14
Income (loss) from continuing operations	1,421	37	(1,559)
Discontinued operations:
Income from discontinued operations, net of income taxes	—	—	212
Gain (loss) on sale of subsidiaries	55	(41)	(538)
	55	(41)	(326)
Net income (loss)	$1,476	$(4)	$(1,885)
Basic and diluted earnings (loss) per share:
Continuing operations
Basic	$0.02	$—	$(0.02)
Diluted	$0.02	$—	$(0.02)
Discontinued operations
Basic	$—	$—	$—
Diluted	$—	$—	$—
Net income (loss)
Basic	$0.02	$—	$(0.03)
Diluted	$0.02	$—	$(0.03)
Weighted average number of shares:
Basic	69,437,710	68,692,176	68,657,975
Diluted	69,896,969	69,392,243	68,657,975

See accompanying notes to consolidated financial statements.

 Hooper Holmes, Inc.
Consolidated Statements of Stockholders’ Equity
 (In thousands, except share data)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Total
Balance, December 31, 2007	68,643,982	$2,746	$146,103	$(106,869)	(9,395)	$(71)	$41,909
Net loss				(1,885)			(1,885)
Issuance of stock awards	40,000	1	35				36
Share-based compensation			708				708
Balance, December 31, 2008	68,683,982	2,747	146,846	(108,754)	(9,395)	(71)	40,768
Net loss				(4)			(4)
Issuance of stock awards	30,000	1	17				18
Share-based compensation			644				644
Balance, December 31, 2009	68,713,982	2,748	147,507	(108,758)	(9,395)	(71)	41,426
Net income				1,476			1,476
Issuance of stock under
employee stock purchase plan	850,000	35	118				153
Issuance of stock awards	35,000	1	28				29
Share-based compensation			542				542
Balance, December 31, 2010	69,598,982	$2,784	$148,195	$(107,282)	(9,395)	$(71)	$43,626

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc.
Consolidated Statements of Cash Flows
 (In thousands)

	Years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,476	$(4)	$(1,885)
Income (loss) from discontinued operations, net of income taxes	55	(41)	(326)
Income (loss) from continuing operations	1,421	37	(1,559)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation	4,476	6,660	3,799
Amortization	395	497	932
Provision for bad debt expense	78	20	143
Share-based compensation expense	572	662	744
Write-off of software	65	—	367
Loss on disposal of fixed assets	141	180	137
Change in assets and liabilities, net of effect
from dispositions of businesses:
Accounts receivable	803	4,885	974
Inventories	597	115	(317)
Other assets	859	(1,324)	362
Income tax receivable	1,479	(1,448)	487
Accounts payable, accrued expenses and other long-term liabilities	(1,536)	(1,615)	(5,956)
Net cash provided by operating activities of continuing operations	9,350	8,669	113
Net cash (used in) provided by operating activities of discontinued
operations	—	(300)	396
Net cash provided by operating activities	9,350	8,369	509
Cash flows from investing activities:
Capital expenditures	(4,346)	(3,138)	(5,587)
Net cash used in investing activities of continuing operations	(4,346)	(3,138)	(5,587)
Net cash provided by investing activities of discontinued operations	—	83	5,483
Net cash used in investing activities	(4,346)	(3,055)	(104)
Cash flows from financing activities:
Proceeds from employee stock purchase plan	153	—	—
Reduction in capital lease obligation	(160)	(130)	(125)
Debt financing fees	(101)	(236)	—
Net cash used in financing activities of continuing operations	(108)	(366)	(125)
Net cash used in financing activities of discontinued operations	—	—	—
Net cash used in financing activities	(108)	(366)	(125)
Net increase in cash and cash equivalents	4,896	4,948	280
Cash and cash equivalents at beginning of year	16,495	11,547	11,267
Cash and cash equivalents at end of year	$21,391	$16,495	$11,547

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$467	$224	$627
Fixed assets acquired by capital leases	$200	$—	$400
Note receivable on sale of subsidiary	$—	$—	$83
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$1	$3
Income taxes	$229	$101	$16
See accompanying notes to consolidated financial statements

HOOPER HOLMES, INC.
Notes to Consolidated Financial Statements
 (tabular amounts in thousands, except share and per share data, unless otherwise noted)

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

The Company's core activities consist of arranging for paramedical examinations on behalf of insurance carriers, primarily in connection with such carriers’ processing and evaluation of the risks associated with underwriting insurance policies - mainly life insurance policies. As a provider of health risk assessment services to the insurance industry, the Company's business is subject to seasonality, with third quarter sales typically dropping below the other quarters due to the decline in activity typically experienced by the insurance industry during the summer months.

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

(d) Liquidity

 For the years ended December 31, 2010, 2009 and 2008, the Company's income (loss) from continuing operations was $1.4 million, $0.04 million and $(1.6) million, respectively. These results include operating losses from continuing operations for the two years ended December 31, 2009 and 2008, and near break even operating results for the year ended December 31, 2010.  The Company has managed its liquidity during this period through a series of cost reduction initiatives, sales of assets and working capital reductions.

At December 31, 2010, the Company had $21.4 million in cash and cash equivalents and no outstanding debt.  The Company's net cash provided by operating activities of continuing operations for the years ended December 31, 2010, 2009 and 2008 was $9.4 million, $8.7 million and $0.1 million, respectively.

As discussed in Note 8, the Company has a Loan and Security Agreement with TD Bank, N.A. (“TD Bank”), which expires on March 8, 2013 and provides the Company with a revolving line of credit limited to the lesser of $15 million, or 85% of eligible accounts receivable, as defined. As of December 31, 2010, the Company's borrowing capacity under the revolving line of credit totals $14.4 million.

The Loan and Security Agreement contains a financial covenant that requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of the end of each of the Company's fiscal quarters.  The fixed charge coverage ratio allows for the exclusion of unfinanced capital expenditures of up to $5.5 million from the denominator of the calculation, provided the Company maintains pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  As of December 31, 2010, the Company's average cash balances at TD Bank for the 90 days ended December 31, 2010 exceeded the pre-defined cash balance requirement under the fixed charge coverage ratio, thereby allowing all unfinanced capital expenditures to be excluded from the denominator of the fixed charge coverage ratio calculation.  As of December 31, 2010, the Company's fixed charge coverage ratio measured on a trailing 12-month period and excluding capital expenditures in excess of one dollar was 15.8 to 1.0 and as such, the Company satisfied the financial covenant. However, there is no assurance that the Company will satisfy this financial covenant as the end of each fiscal quarter thereafter.

The current challenging economic climate may lead to future reductions in revenues.  If revenues continue to decline compared to the prior year, operating losses may occur, and the Company may be required to take additional actions to further reduce costs, capital spending and restructure operations.  This would also reduce the Company's cash reserves and potentially require the Company to borrow under the Loan and Security Agreement with TD Bank. Furthermore, there is no guarantee that the Company's current and future cost reduction actions will generate the cost savings necessary to offset declining revenues and operating profits.  If the Company is unsuccessful in implementing additional cost reduction initiatives and/or if revenues continue to decline at levels similar to or worse than that experienced in 2010, the Company may fail to satisfy the financial covenant contained in the Loan and Security Agreement and therefore would be prohibited from borrowing under the Loan and Security Agreement.  Further, as defined in the Loan and Security Agreement, TD Bank may at its sole discretion request additional security, reduce availability or determine if negative events are Events of Default. These and other factors would adversely affect the Company's liquidity and its ability to generate profits in the future.

Based on the Company's anticipated level of future revenues, the cost reduction initiatives implemented to date, along with the Company’s existing cash and cash equivalents, the Company believes it has sufficient funds to meet its cash needs through December 31, 2011.

(e) Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities at the date of purchase of less than 90 days to be cash equivalents.

(f) Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for (i) estimated losses resulting from the inability of our customers to make required payments and (ii) estimated amounts that customers may deduct from their remittances to the Company for billed items not in compliance with customer specifications. Allowances for uncollectible accounts are estimated based on the Company's periodic review of accounts receivable historical losses, current receivables aging and existing industry and economic data. Account balances are charged off to the allowance after all means of collections have been exhausted and potential for recovery is considered remote.  Customer billing adjustments are recorded against revenue whereas adjustments for bad debts are recorded within selling, general and administrative expenses.  Accounts receivable are net of an allowance for doubtful accounts and pricing adjustments totaling $0.9 million and $1.2 million as of December 31, 2010 and 2009, respectively.  The Company does not have any off-balance sheet credit exposure related to its customers.

(g) Inventories

Inventories, which consist of finished goods and component inventory, are stated at the lower of average cost or market using the first-in first-out (FIFO) inventory method. Included in inventories at December 31, 2010 and 2009 are $1.4 million and $1.7 million, respectively, of finished goods and $0.8 million and $1.1 million, respectively, of components.

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

Internal use software and website development costs are capitalized and included in property, plant and equipment in the consolidated balance sheet. These assets are depreciated over the estimated useful life of the asset using the straight-line method. Subsequent modifications or upgrades to internal use software are capitalized only to the extent that additional functionality is provided.

(i) Long-Lived Assets

Long-lived assets, including intangible assets with determinable useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and is charged to earnings.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.  Intangible assets with determinable useful lives are amortized on a straight line basis over their respective estimated useful lives.

(j) Deferred Rent

The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the term of the lease.

(k) Advertising

Costs related to space in publications are expensed as incurred. Advertising expense was approximately $0.3 million, $0.3 million and $0.3 million in 2010, 2009 and 2008, respectively.

(l) Revenue Recognition

Revenue is recognized for paramedical and medical examinations when the examination of the insurance policy applicant is completed. Revenues generated from medical record collection, laboratory testing, fingerstick test kits and other services are recognized when the related service is completed.

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

 (o) Earnings (loss) per Common Share

“Basic” earnings (loss) per share equals net income (loss) divided by the weighted average common shares outstanding during the period.  “Diluted” earnings (loss) per share equals net income (loss) divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. The computation of basic and diluted earnings per share for the three years ended December 31, 2010 was as follows:

	For the Years Ended December 31,
	2010	2009	2008
Earnings (loss) - basic and diluted:
Income (loss) from continuing operations	$1,421	$37	$(1,559)
Income (loss) from discontinued operations	55	(41)	(326)
Net income (loss)	$1,476	$(4)	$(1,885)

Weighted average shares outstanding:
Weighted average shares outstanding - basic	69,437,710	68,692,176	68,657,975
Effect of dilutive common stock options
and restricted stock	459,259	700,067	—
Weighted average shares outstanding - diluted	69,896,969	69,392,243	68,657,975

Earnings per share - basic and diluted:
Income (loss) from continuing operations	$0.02	$—	$(0.02)
Income (loss) from discontinued operations	—	—	—
Net income (loss)	$0.02	$—	$(0.03)

 Outstanding options to purchase approximately 5,408,000, 4,857,100 and 6,209,000 shares of the Company's common stock were excluded from the calculation of diluted earnings (loss) per share for the years ended December 31, 2010, 2009 and 2008, respectively, because their exercise prices exceeded the average market price of the Company's common stock for such periods and therefore were antidilutive.

 (p) Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events.  These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses.  Such estimates include the valuation of accounts receivable, property, plant and equipment, intangible assets, and deferred tax assets and the assessment of contingencies, among others.  These estimates and assumptions are based on the Company’s best estimates and judgment.  The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which the Company believes to be reasonable under the circumstances.  The Company adjusts such estimates and assumptions when facts and circumstances dictate.  The downturn in the economy and its negative impact on the life insurance industry which the Company serves have combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in those estimates will be reflected in the consolidated financial statements in future periods.

(q) Concentration of Credit Risk

For each of the three years ended December 31, 2010, 2009 and 2008, no one customer accounted for more than 10% of consolidated revenues.

The Company’s accounts receivable are due primarily from insurance companies.  As of December 31, 2010 and 2009, no one customer accounted for more than 10% of the total consolidated accounts receivable.

(r) Recently Issued Accounting Standards

Multiple Element Arrangements – In September 2009, new authoritative accounting literature was issued requiring that revenue be allocated to each unit of accounting in many multiple deliverable arrangements based on the relative selling price of each deliverable.  The literature also changed the level of evidence of standalone selling price required to separate deliverables by allowing a “best estimate” of the standalone selling price of deliverables when more objective evidence of selling price is not available.  This accounting principle is effective for the Company as of January 1, 2011. The Company does not expect the adoption of this accounting principle to have a material impact on the Company’s consolidated financial statements.

Note 2 — Intangibles

As a result of the decline in revenues during the past several years, principally due to the weak economy and its negative impact on the life insurance industry the Company serves, the Company performed an impairment analysis of its intangible assets.  Based on the analysis, the Company concluded that the undiscounted cash flows expected to be generated by its intangible assets (primarily customer relationships), exceeded their carrying values.  As a result, no impairment was recorded on our intangible assets during 2010, 2009 and 2008.

The following table presents certain information regarding the Company’s intangible assets as of December 31, 2010 and 2009.  All identifiable intangible assets are being amortized over their estimated useful lives, as indicated below, with no expected residual values.

	Weighted
	Average	Gross
	Useful Life	Carrying	Accumulated	Net
	(years)	Amount	Amortization	Balance
At December 31, 2010:
Customer relationships	9.7	$12,502	$12,044	$458
Trademarks and tradenames	15.7	487	408	79
		$12,989	$12,452	$537
At December 31, 2009:
Customer relationships	9.7	$12,502	$11,675	$827
Trademarks and tradenames	15.7	487	382	105
		$12,989	$12,057	$932

The aggregate intangible amortization expense for the years ended December 31, 2010, 2009 and 2008 was approximately $0.4 million, $0.5 million and $0.9 million, respectively. Assuming no additional change in the gross carrying amount of intangible assets, the estimated intangible asset amortization expense for the fiscal years ended December 31, 2011 and 2012 is $0.3 million and $0.2 million, respectively.

Note 3 — Share-Based Compensation

Employee Stock-Based Compensation Plan — On May 29, 2008, the Company’s shareholders approved the Hooper Holmes, Inc. 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, non-vested stock and performance shares.  The 2008 Plan provides for the issuance of an aggregate total of 5,000,000 shares.  As of December 31, 2010, the Company is authorized to grant share-based awards of approximately 583,750 shares under the 2008 Plan.

Prior to the 2008 Plan, the Company’s shareholders had approved stock option plans providing for the grant of options exercisable for up to 4,000,000 shares of common stock in 1992 and 1994, 2,400,000 shares in 1997, 2,000,000 shares in 1999 and 3,000,000 shares in 2002.  Upon the adoption of the 2008 Plan, no further awards could be granted under these prior stock option plans.

Options are granted at fair value on the date of grant and are exercisable in accordance with a vesting schedule specified in the grant agreement and have contractual lives of 10 years from the date of grant. Pursuant to such vesting schedules, options granted by the Company vest 25% on each of the second through fifth anniversaries of the grant, except for 800,000 options granted to certain executives of the Company in December 2010 which vest 50% on each of the first and second anniversaries of the grant.

      During 2010, 2009 and 2008, options granted totaled 1,935,000 shares, 725,000 shares and 2,665,000 shares, respectively. The fair value of each stock option granted during the year was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2010	2009	2008
Expected life (years)	5.4	5.4	5.7
Expected volatility	91.9%	85.3%	59.7%
Expected dividend yield	—	—	—
Risk-free interest rate	1.7%	2.5%	3.3%
Weighted average fair value of options granted during the year	$0.49	$0.30	$0.55

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

The following table summarizes stock option activity for the year ended December 31, 2010:

			Weighted
		Weighted Average	Average Remaining	Aggregate Intrinsic
	Number of Shares	Exercise Price Per Share	Contractual Life (Years)	Value (in thousands)
Outstanding at December 31, 2009	5,782,100	$2.54
Granted	1,935,000	0.67
Exercised	—	—
Expired	(454,450)	4.37
Forfeited	(892,500)	0.91
Outstanding at December 31, 2010	6,370,150	$2.07	7.0	$256.0
Exercisable at December 31, 2010	2,435,775	$3.90	4.3	$—

The aggregate intrinsic value disclosed in the table above represents the difference between the Company’s closing stock price on the last trading day of  2010 (December 31, 2010) and the exercise price, multiplied by the number of in-the-money stock options for each category.

No stock options were exercised during the years ended December 31, 2010, 2009 and 2008.

Options for the purchase of 789,375, 309,375 and 613,700 shares of common stock vested during the years ended December 31, 2010, 2009 and 2008, respectively, and the fair value of these options was $0.7 million, $0.5 million and $0.8 million, respectively. As of December 31, 2010, there was approximately $1.4 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted average period of 2.8 years.  Shares issued upon stock option exercises may be made available from authorized but unissued common stock or from treasury shares.

During the year ended December 31, 2009, 500,000 shares of non-vested stock were granted under the 2008 Plan. The shares vest as follows:  25% after two years and 25% on each of the next three anniversary dates thereafter. As of December 31, 2010, 200,000 shares of non-vested stock were forfeited.  The fair value of the non-vested stock awards was based on the grant date fair value and amounted to $0.45 per share.  As of December 31, 2010, there was approximately $0.1 million of total unrecognized compensation cost related to non-vested stock awards.  The cost is expected to be recognized over 3.6 years.

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

Employee Stock Purchase Plan — The Company’s 2004 Employee Stock Purchase Plan (the "2004 Plan”) provides for the granting of purchase rights for up to 2,000,000 shares of Company stock to eligible employees of the Company. The 2004 Plan provides employees with the opportunity to purchase shares on the date 13 months from the grant date (“the purchase date”) at a purchase price equal to 95% of the closing price of the Company’s common stock on the NYSE Amex Stock Exchange on the grant date. During the period between the grant date and the purchase date, up to 10% of a participating employee's compensation, not to exceed $.025 million, is withheld to fund the purchase of shares. Employees can cancel their purchases at any time during the period without penalty. In February 2009, purchase rights for 850,000 shares were granted with an aggregate fair value of $0.08 million, based on the Black-Scholes pricing model.  The February 2009 offering concluded in March 2010 and in accordance with the 2004 Plan's provisions, a total of 850,000 shares were issued. In February 2010, purchase rights for 277,600 shares were granted with an aggregate fair value of $0.1 million, based on the Black-Scholes pricing model.  The February 2010 offering period will conclude in March 2011.

Other Stock Awards — On May 30, 2007, the Company’s shareholders approved the Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company’s stock to the Company's non-employee directors.  The total number of shares that may be awarded under the 2007 Plan is 600,000.  As of December 31, 2010, the Company is authorized to grant restricted stock awards of approximately 450,000 shares under the 2007 Plan.  Effective June 1, 2007, each non-employee member of the Board other than the non-executive chair receives 5,000 shares annually and the non-executive chair receives 10,000 shares annually of the Company’s stock with such shares vesting immediately upon issuance.  The Company believes that the shares awarded under the 2007 Plan are “restricted securities” as defined in SEC Rule 144 under the Securities Act of 1933, as amended.  The Company filed a Registration Statement on Form S-8 with respect to the 2007 Plan on April 16, 2008.  The directors who receive shares under the 2007 Plan are “affiliates” as defined in Rule 144 of the Securities Act of 1933, as amended, and thus remain subject to the applicable provisions of Rule 144.  In addition, the terms of the awards (whether or not restricted) specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board or, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member.  For the years ended December 31, 2010, 2009 and 2008, shares awarded under the 2007 Plan totaled 35,000, 30,000 and 40,000, respectively.  The fair value of these stock awards was based on the grant date market value and totaled $0.03 million, $0.02 million and $0.04 million, respectively.

The Company recorded $0.6 million, $0.7 million and $0.7 million of share-based compensation expense in selling, general and administrative expenses for each of the years ended December 31, 2010, 2009 and 2008, respectively, related to stock options, non-vested stock, restricted stock awards and the 2004 Plan.  In connection with the resignation of former executive officers, the Company reversed previously recorded share-based compensation expense totaling $0.1 million and $0.1 million during the years ended December 31, 2010 and 2008, respectively.  The reversals were recorded in restructuring and other charges (See Note 5).

Note 4 — Discontinued Operations

On June 30, 2008, the Company sold substantially all of the assets and liabilities of the CED operating segment for $5.6 million and received cash payments totaling $5.1 million and a $0.5 million note receivable due in six equal monthly installments beginning July 31, 2008.  The note receivable was fully collected by March 2009.  In connection with the sale of the CED, the Company has been released as the primary obligor for certain lease obligations acquired but remains secondarily liable in the event the buyer defaults.  This guarantee is provided for the term of the lease, which expires in July 2015.  During the year ended December 31, 2008, the Company recorded a reserve of $0.3 million representing the fair value of the guarantee obligation.  During 2010, the Company reduced this reserve to $0.2 million. The accompanying consolidated statement of operations for the year ended December 31, 2010 reflects the $0.06 million reduction of this reserve which is presented in gain (loss) on sale of subsidiaries. As of December 31, 2010, the maximum potential amount of future payments under the guarantee is $0.5 million.  The Company recognized a net gain on the sale of the CED of approximately $0.9 million for the year ended December 31, 2008, inclusive of the above mentioned reserve of $0.3 million, which was reported in discontinued operations.

The following summarizes the operating results of the CED which are reported in income from discontinued operations in the accompanying consolidated statements of operations:

Year Ended
December 31, 2008
Revenues	$13,079
Pre-tax income	$234
Income tax expense	$22

In connection with the sale of MDG on October 9, 2007, the Company agreed to indemnify the purchaser for certain pre-closing tax liabilities. As of December 31, 2008, the Company had recorded a liability totaling $1.4 million relating to these pre-closing tax obligations of MDG. In 2009, the Company recorded an additional reserve of $0.04 million in loss on sale of subsidiaries, resulting in a total liability for these pre-closing tax matters of $1.5 million as of March 31, 2009.

On May 7, 2009, the Company reached a settlement agreement with Medicals Direct Holding Limited (“MD”) (successor-in-interest to the purchaser of MDG) whereby the Company and MD agreed to fully release and discharge each other from any and all claims known or unknown under the MDG Stock Purchase Agreement and the Tax Deed executed on October 9, 2007. On May 8, 2009, the Company paid MD the sum of $0.3 million and further released MD from the additional purchase price payments due the Company, totaling $1.2 million.  The $0.3 million payment is presented within cash (used in) provided by operating activities of discontinued operations in the accompanying consolidated statement of cash flows for the year ended December 31, 2009.

Note 5 — Restructuring and Other Charges

During the year ended December 31, 2010, the Company recorded restructuring charges totaling $1.0 million.  These charges consisted primarily of severance costs related to the resignation of the Company's former CEO and employee severance costs primarily relating to the Company's Portamedic and Hooper Holmes Services service lines.

Following is a summary of the remaining 2010 restructuring charges as of December 31, 2010:

	2010		Balance at
(In millions)	Charges	Payments	December 31, 2010
Severance	$1.0	$(0.9)	$0.1

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

Following is a summary of the remaining 2009 restructuring charges as of December 31, 2010:

	Balance at	2010	Balance at
(In millions)	December 31, 2009	Payments	December 31, 2010
Lease obligations	$0.3	$(0.2)	$0.1

During the year ended December 31, 2008, the Company recorded restructuring and other charges totaling $1.6 million.  The restructuring charges consisted primarily of severance related to the resignation of the former CEO ($0.4 million), branch office closure costs ($0.2 million) and employee severance costs ($0.1 million), recorded primarily as a result of reorganization in the Company’s Portamedic service line.  Other charges consisted of an early termination fee related to an agreement with the outside consultant utilized in the Company’s 2006 strategic review and totaled $0.9 million which was paid in the first quarter of 2008.  As of December 31, 2008, all payments relating to these restructuring charges were paid.

At December 31, 2010, $0.2 million of restructuring charges are recorded in accrued expenses in the accompanying consolidated balance sheet. Cash payments related to the above described restructuring charges are expected to be completed within the next twelve months.

Note 6 — Property, Plant and Equipment

Property and equipment, at cost, consists of the following:

			Estimated
	December 31,		Useful Life
	2010	2009	In Years
Land and improvements	$628	$628	19 – 25
Building and leasehold improvements	7,369	7,203	3 – 45
Furniture, fixtures and equipment	28,328	26,781	2 – 10
Software	13,570	11,127	1 – 7
	49,895	45,739
Less accumulated depreciation and amortization	38,248	34,184
Total	$11,647	$11,555

Note 7 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2010	2009
Accrued wages	$1,654	$1,558
Reserve for unclaimed property	1,200	2,872
Other accrued expenses	3,087	4,206
	$5,941	$8,636

Included in the results from continuing operations for the year ended December 31, 2010, in Other income (expense), net, is the reversal of $1.6 million relating to previously accrued interest and penalties associated with a state unclaimed property matter for which the audit period has lapsed.

Note 8 — Revolving Credit Facility

Revolving Credit Facility

As of December 31, 2008 and for the majority of the first quarter of 2009, the Company had a three year Revolving Credit Facility (the “Credit Facility”) with CitiCapital Commercial Corporation (“CitiCapital”).  The Credit Facility was due to expire on October 10, 2009.  During each of the years 2009 and 2008, the Company incurred unused line fees of $0.03 million and $0.1 million, respectively under the Credit Facility with CitiCapital. On March 9, 2009, the Company entered into a three year Loan and Security Agreement (the “Loan and Security Agreement”) with TD Bank, N.A. (“TD Bank”) which pursuant to the First Amendment and Modification to Loan and Security Agreement, executed on December 1, 2010, now expires on March 8, 2013 (see discussion below regarding the First Amendment and Loan Modification).  In connection with entering into the Loan and Security Agreement with TD Bank, the Company terminated its Credit Facility with CitiCapital.

Loan and Security Agreement

On December 1, 2010, the Company entered into the First Amendment and Modification to Loan and Security Agreement (the "First Amendment") with TD Bank. The First Amendment amends the terms and conditions of the Loan and Security Agreement, dated as of March 9, 2009.

Under the First Amendment, the Company will have the ability, on or prior to the second anniversary of the First Amendment, and subject to a determination by the Company's Board of Directors authorizing such a transaction, to repurchase up to $5 million of its capital stock out of Qualified Cash (as such term is defined in the First Amendment), provided no Default or Event of Default (as such terms are defined in the Loan and Security Agreement) shall have otherwise occurred. In addition, under the First Amendment, the maturity date of the Loan and Security Agreement has been extended by one year (to March 8, 2013 from March 8, 2012), and commencing March 8, 2012 and at all times thereafter the unused line fee (usage fee) under the Loan and Security Agreement will reduce from one percent (1%) per annum to one-half of one percent (1/2%) per annum, in each case on the difference between $15 million and the sum of the average outstanding principal balance of cash advances under the revolving credit line and the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.

The First Amendment also adjusts the applicable interest rate provisions under the Loan and Security Agreement such that commencing March 8, 2012 and at all times thereafter the terms “LIBOR Market Index Rate” and “LIBOR Rate” shall each be defined without regard to a one percent (1%) per annum minimum. The First Amendment also contains other customary representations, warranties, covenants and terms and conditions.

On February 25, 2011, the Company entered into the Second Amendment and Modification to Loan and Security Agreement (the "Second Amendment"). Under the Second Amendment, the maximum aggregate future purchase money indebtedness and capitalized lease obligations of the Company in respect of specific items of equipment was increased to $2.0 million from $0.25 million effective December 31, 2010. The Second Amendment also contains other customary representations, warranties, covenants and terms and conditions.

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

Borrowings of revolving credit loans shall take the form of LIBOR rate advances with the applicable interest rate being the greater of 1% per annum or the LIBOR rate, plus 3.5% for any borrowings up to March 9, 2012. Borrowings on March 8, 2012 and thereafter shall bear interest at the LIBOR rate plus 3.5% per annum (i.e., without regard to a one percent (1%) per annum minimum).

In connection with the Loan and Security Agreement, the Company paid closing fees of $0.2 million to the lender.  Through March 7, 2012, the Company is also obligated to pay, on a monthly basis in arrears, an unused line fee (usage fee) equal to 1% per annum on the difference between $15 million and the average outstanding principal balance of cash advances under the revolving credit line plus the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.  Effective March 8, 2012, the usage fee will be one-half of one percent (1/2%) per annum. In addition, the Company is required to pay an annual loan fee of $0.1 million.  During each of the years 2010 and 2009, the Company incurred unused line fees of $0.1 million.

As security for the Company’s full and timely payment and other obligations under the Loan and Security Agreement, the Company granted TD Bank a security interest in all existing and after-acquired property of the Company and its subsidiary guarantors, including its receivables (which are subject to a lockbox account arrangement), inventory and equipment.  As further security, the Company granted TD Bank a mortgage lien encumbering the Company’s corporate headquarters.  The aforementioned security interest and mortgage lien are collectively referred to herein as the “Collateral”.

Pursuant to the terms of the Loan and Security Agreement, TD Bank, in its sole discretion based upon its reasonable credit judgment, may (A) establish and change reserves required against Eligible Receivables, (B) change the advance rate against Eligible Receivables or the fair market value of the Company’s corporate headquarters, and (C) impose additional restrictions on the standards of eligibility for Eligible Receivables, any of which could reduce the aggregate amount of indebtedness that may be incurred under the Loan and Security Agreement.

The Loan and Security Agreement contains covenants that, among other things, restrict the Company’s ability, and that of its subsidiaries, to:

•	pay any dividends or distributions on, or redeem or retire any shares of any class of its capital stock or other equity interests;

•	incur additional indebtedness;

•	sell or otherwise dispose of any of its assets, other than in the ordinary course of business;

•	create liens on its assets;

•	enter into any sale and leaseback transactions; and

•	enter into transactions with any of its affiliates on other than an arm’s-length or no less favorable basis.

The Loan and Security Agreement contains a financial covenant that requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of the end of each of the Company’s fiscal quarters.  The fixed charge coverage ratio allows for the exclusion of unfinanced capital expenditures up to $5.5 million from the denominator of the calculation, provided the Company maintains pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  As of December 31, 2010, the Company’s average cash balances at TD Bank for the 90 days ended December 31, 2010 exceeded the pre-defined cash balance requirement under the fixed charge coverage ratio, thereby allowing all unfinanced capital expenditures to be excluded from the denominator of the fixed charge coverage ratio calculation.  As of December 31, 2010, the Company’s fixed charge coverage ratio measured on a trailing 12-month period was 15.8 to 1.0 and as such, the Company satisfied the financial covenant. However, there is no assurance that the Company will satisfy this financial covenant as the end of each fiscal quarter thereafter.

On April 22, 2009, the Company obtained from TD Bank and issued a letter of credit under the Loan and Security Agreement in the amount of $0.5 million to the landlord of the Company’s Heritage Labs facility as security for performance of the Company’s obligations under the lease.  The letter of credit will automatically extend for additional periods of one year, unless notice is given to terminate the letter of credit 60 days prior to its expiration date.  In no event shall the letter of credit be renewed beyond December 31, 2011.  Also, in December 2009, the Company opened a $0.1 million TD VISA credit card account to be used by Hooper Holmes Services medical records retrieval service line. The letter of credit and the credit card reduced the Company’s borrowing capacity under its revolving line of credit.  As of December 31, 2010, the Company’s borrowing capacity under the revolving line of credit totals $14.4 million.

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

The revolving credit loans are payable in full, together with all accrued and unpaid interest, on the earlier of March 8, 2013 or the date of termination of the loan commitments, termination being one of the actions TD Bank may take upon the occurrence of an Event of Default.  The Company may prepay any revolving credit loan, in whole or in part without penalty.  The Company may also terminate the Loan and Security Agreement, provided that on the date of such termination all of its obligations are paid in full.  The Company will be required to pay an early termination fee equal to $0.2 million if termination occurs prior to March 9, 2011, and $0.1 million if termination occurs thereafter.

Note 9 —Commitments and Contingencies

The Company leases branch field offices under a number of operating leases which expire in various years through 2018. These leases generally contain renewal options and require the Company to pay all executory costs (such as property taxes, maintenance and insurance). The Company also leases copiers and other miscellaneous equipment. These leases expire in various years through 2014. The Company is also obligated under capital leases covering certain equipment that expire at various dates through 2013.  At December 31, 2010 and 2009, the net amount of equipment recorded under capital leases was $0.3 million and $0.3 million, respectively.

Following is a schedule of future minimum lease payments for operating leases (with initial or remaining terms in excess of one year) and future minimum capital lease obligations as of December 31, 2010:

Year ending December 31,	Operating Leases	Capital Leases
2011	$4,363	$239
2012	3,270	97
2013	2,676	12
2014	1,784	—
2015	1,479	—
Thereafter	3,752	—
Total minimum lease payments	$17,324	$348
Less amount representing interest (4.2%)		12
Present value of minimum capital lease payments		336
Less current installments of obligations under capital leases		230
Obligations under capital leases, excluding current installments		$106

Rental expense under operating leases totaled $4.8 million, $5.7 million and $7.5 million in 2010, 2009 and 2008, respectively.

The Company has employment retention or change in control agreements with the executive officers of the Company for a one year period from the date a change in control occurs as further defined in the agreements.

On December 27, 2010, the Company received a Warning Letter from the Kansas City District of the U.S. Food and Drug Administration ("FDA") raising certain questions about the assembly and distribution of particular specimen collection kits by Heritage Labs. The Company submitted its written response to the FDA on January 18, 2011. The Company believes its response adequately addresses the FDA's questions or shows that they do not apply to the relevant activities at Heritage Labs. However, the Company has not received any further communication from the FDA in this matter.

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

Note 11 — Income Taxes

The components of the income tax provision (benefit) are as follows:

	2010	2009	2008
Federal - current	$—	$(1,461)	$—
State and local - current	225	45	14
	$225	$(1,416)	$14

The following reconciles the “statutory” federal income tax rate to the effective income tax rate:

	2010	2009	2008
Computed "expected" income tax expense (benefit)	35%	(35)%	(35)%
Reduction (increase) in income tax benefit resulting from:
State tax, net of federal benefit	9	2	1
Change in federal valuation allowance	(33)	(70)	41
Other	3	—	(6)
Effective income tax rate	14%	(103)%	1%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Receivable allowance	$356	$481
Goodwill	10,860	12,994
Intangible assets	2,013	2,304
Capital loss	2,027	2,016
Compensation expense	1,574	1,124
Federal net operating loss carryforward	29,651	28,084
State net operating loss carryforward	3,678	3,381
Legal settlement	48	58
AMT credit carry forward	157	157
Accrued expenses	155	286
Deferred rent	221	213
Other	191	145
Gross deferred tax assets	$50,931	$51,243
Valuation allowance	(50,534)	(50,935)
	$397	$308
Deferred tax liabilities:
Accumulated depreciation	(397)	(308)
Gross deferred tax liabilities	(397)	(308)
Net deferred tax assets	$—	$—

The Company has significant deferred tax assets attributable to tax deductible intangibles, capital loss carryforwards, and federal and state net operating loss carryforwards, which may reduce taxable income in future periods.  Based on the continued decline in revenues, the cumulative tax and operating losses, the lack of taxes in the carryback period, and the uncertainty surrounding the extent or timing of future taxable income, the Company does not believe it will realize the tax benefits of its deferred tax assets.  Accordingly, the Company continues to record a full valuation allowance on its net deferred tax assets of $50.5 million and $50.9 million as of December 31, 2010 and 2009, respectively.

Prior to the passage of the Worker, Homeownership and Business Assistance Act of 2009 (the "2009 Act"), signed into law in the fourth quarter of 2009, corporations were allowed to carryback net operating losses two years and forward 20 years to offset taxable income.  Under the 2009 Act, corporations can elect to carryback net operating losses incurred in either 2008 or 2009 to a profitable fifth year preceding the loss year.  The net operating loss carried back was limited to 50% of the available taxable income for that year.  The Company was able to carryback approximately $4.3 million of federal net operating losses incurred in 2008 to tax year 2003 and in the fourth quarter of 2009, the Company filed an amended tax return to recover approximately $1.5 million of federal income tax previously paid.  In February 2010, the Company received $1.5 million of cash related to the carryback claim, which included $0.02 million of interest.

There was no federal tax expense / benefit recorded in the year ended December 31, 2010, and the income tax expense recorded, including interest, is primarily due to a liability for amended tax returns filed in one state for tax years 2007 and 2008, and the true-up of the 2009 tax provision for this state. The federal tax benefit recorded in the year ended December 31, 2009 reflects the utilization of fully reserved net operating losses that were carried back to 2003 under the 2009 Act referred to above, offset by certain state tax liabilities.  The income tax expense recorded in the year ended December 31, 2008 reflects certain state tax liabilities.

As of December 31, 2010, no amounts were recorded for uncertain tax positions or for the payment of interest or penalties.

In July 2008, the Company received notification from the U.S. Internal Revenue Service (the “IRS”) that it had completed its audits of the Company’s tax returns for the years 2001 through 2006 with no adjustments.  State income tax returns for the year 2006 and forward are subject to examination.

As of December 31, 2010, the Company had U.S. federal and state net operating loss carryforwards of approximately $84.7 million and $87.3 million, respectively.   The net operating loss carryforwards, if not utilized, will expire in the years 2011 through 2030.

Note 12 — Capital Stock

Stock Repurchase — Prior to December 1, 2010, the Loan and Security Agreement prohibited the Company from repurchasing shares of its common stock. The First Amendment permits the Company, subject to a determination by the Company's Board of Directors authorizing such a transaction, to repurchase up to $5 million of the Company's common stock under certain conditions. To date, no such determination by the Company's Board of Directors has been made. The Company did not repurchase any shares of its common stock in 2010, 2009 or 2008.

Rights Agreement — On May 23, 2000, the Company’s Board of Directors declared a dividend of one right (a “Right”) for each share of the Company’s common stock held of record on June 16, 2000 (the “Record Date”).  The Board also authorized the issuance of one Right for each share of common stock issued after the Record Date and under certain circumstances. The Rights Agreement (including the rights granted thereunder) expired by its terms on June 15, 2010. The Board does not presently anticipate adopting a successor plan.

Note 13 — 401(k) Savings and Retirement Plan

The Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”) is available to all employees with at least one year of employment service who work more than 1,000 hours annually and who are at least 21 years of age. Before suspending the Company match of 401(k) contributions effective March 19, 2009, the Company matched 25% of the first 10% of employee salary contributions. The Company’s charge to expense for 2010, 2009 and 2008 was nil, $0.1 million and $0.4 million, respectively. The Company’s common stock is not an investment option to employees participating in the 401(k) Plan.

Note 14 — Service Line Revenues

The Company’s business consists of one operating segment for financial reporting purposes. The following represents revenues by service line for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Portamedic	$118,555	$134,373	$140,720
Heritage Labs	13,682	14,955	15,738
Health & Wellness	14,343	10,961	7,587
Hooper Holmes Services	21,859	24,698	37,075
Subtotal	168,439	184,987	201,120
Intercompany eliminations (a)	(2,069)	(2,586)	(2,887)
Total	$166,370	$182,401	$198,233

(a)	Represents intercompany sales from Heritage Labs to Portamedic

As of December 31, 2010, substantially all of the Company's services are provided within the United States, and substantially all of the Company's assets are located within the United States.

Quarterly Financial Data (Unaudited)
(dollars in thousands, except per share data)

	2010 Quarters
	First	Second	Third	Fourth
Revenues	$41,918	$40,714	$40,346	$43,392
Gross profit	$11,169	$10,774	$10,282	$11,256
(Loss) income from continuing operations	$(704)	$1,222	$(1,217)	$2,120
Income from discontinued operations	$—	$—	$—	$55
Net (loss) income	$(704)	$1,222	$(1,217)	$2,175

Basic earnings per share (a)
(Loss) income from continuing operations	$(0.01)	$0.02	$(0.02)	$0.03
Income (loss) from discontinued operations	$—	$—	$—	$—
Net (loss) income per share	$(0.01)	$0.02	$(0.02)	$0.03

Diluted earnings per share (a)
(Loss) income from continuing operations	$(0.01)	$0.02	$(0.02)	$0.03
Income (loss) from discontinued operations	$—	$—	$—	$—
Net (loss) income per share	$(0.01)	$0.02	$(0.02)	$0.03

	2009 Quarters
	First	Second	Third	Fourth
Revenues	$47,435	$46,212	$43,790	$44,964
Gross profit	$12,396	$12,920	$11,518	$12,237
(Loss) income from continuing operations	$(1,750)	$(501)	$(719)	$3,007
Loss from discontinued operations	$(41)	$—	$—	$—
Net (loss) income	$(1,791)	$(501)	$(719)	$3,007

Basic earnings per share (a)
(Loss) income from continuing operations	$(0.03)	$(0.01)	$(0.01)	$0.04
Income (loss) from discontinued operations	$—	$—	$—	$—
Net (loss) income per share	$(0.03)	$(0.01)	$(0.01)	$0.04

Diluted earnings per share (a)
(Loss) income from continuing operations	$(0.03)	$(0.01)	$(0.01)	$0.04
Income (loss) from discontinued operations	$—	$—	$—	$—
Net (loss) income per share	$(0.03)	$(0.01)	$(0.01)	$0.04

(a) Due to rounding, the sum of the quarters may not equal the full year.

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2010.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  The Company did not file in a timely manner a Current Report on Form 8-K with respect to the amendment, effective as of February 16, 2010, of the Company's by-laws changing the number of days in advance that the Board may fix a record date for the purpose of determining the shareholders entitled to notice of or to vote at any meeting of shareholders from not more than 50 days to not more than 60 days (nor less than ten days). Despite this late filing, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010, and during the entire period covered by this Annual Report.

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

As of December 31, 2010, management has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that as of` December 31, 2010 our internal controls over financial reporting were effective.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	Other Information

None.

Part III

ITEM 10	Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our proxy statement for the 2011 annual meeting of shareholders, and is hereby incorporated in this annual report on Form 10-K by reference to the proxy statement.

ITEM 11	Executive Compensation

The information required by Item 11 will be included in our proxy statement for the 2011 annual meeting of shareholders, and is hereby incorporated in this annual report on Form 10-K by reference to the proxy statement.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in our proxy statement for the 2011 annual meeting of shareholders, and is hereby incorporated in this annual report on Form 10-K by reference to the proxy statement.

ITEM 13	Certain Relationships and Related Transactions, and Director Inedpendence

The information required by Item 13 will be included in our proxy statement for the 2011 annual meeting of shareholders, and is hereby incorporated in this annual report on Form 10-K by reference to the proxy statement.

ITEM 14	Principal Accountant Fees and Services

The information required by Item 14 will be included in our proxy statement for the 2011 annual meeting of shareholders, and is hereby incorporated in this annual report on Form 10-K by reference to the proxy statement.

Part IV

ITEM 15	Exhibits and Financial Statement Schedules

(a)	(1) The following financial statements and independent auditors’ report are included this Annual Report.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets —
December 31, 2010 and 2009
Consolidated Statements of Operations —
Years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Stockholders’ Equity —
Years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows —
Years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

(2) The following financial statement schedule is included in this Annual Report:

Schedule II – Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(3)        Exhibits included herein

(b)	EXHIBIT

3.1	Amended and Restated Certificate of Incorporation of Hooper Holmes, Inc. (1)
3.2	Restated Bylaws of Hooper Holmes, Inc. (2)
10.1	Form of Indemnification Agreement (3)
10.2	Hooper Holmes, Inc. 1994 Stock Option Plan (4)*
10.3	Hooper Holmes, Inc. 1997 Stock Option Plan (5)*
10.4	Hooper Holmes, Inc. 1997 Director Option Plan (6)*
10.5	Hooper Holmes, Inc. 1999 Stock Option Plan (7)*
10.6	Hooper Holmes, Inc. 2002 Stock Option Plan (8)*
10.7	Hooper Holmes, Inc. 2004 Employee Stock Purchase Plan (9)*
10.8	Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (10)*
10.9	Hooper Holmes, Inc. 2008 Omnibus Employee Incentive Plan (11)*
10.10	Employment Agreement by and between Hooper Holmes, Inc. and Roy H. Bubbs (12)*
10.11	Form of Executive Change-in-Control Agreement by and between Hooper Holmes, Inc. and Executive Officers of the Company*
10.12	Employment Agreement by and between Hooper Holmes, Inc. and Michael Shea (13)*
10.13	Employment Agreement by and between Hooper Holmes, Inc. and Ransom J. Parker (14)*
10.14	Relocation Agreement by and between Hooper Holmes, Inc. and Ransom J. Parker (15)*
10.15	Loan and Security Agreement between Hooper Holmes, Inc. and TD Bank, N.A. dated March 9, 2009 (16)
10.16	First Amendment and Modification to Loan and Security Agreement between Hooper Holmes, Inc. and TD Bank, N.A. (17)
10.17	Second Amendment and Modification to Loan and Security Agreement between Hooper Holmes, Inc. and TD Bank, N.A. (18)
14	Hooper Holmes, Inc. Code of Conduct and Ethics
21	Subsidiaries of Hooper Holmes, Inc.
23	Consent of Independent Registered Public Accounting Firm
24	Power of attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated June 2, 2010.
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated February 17, 2011.
(3)	Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
(4)	Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(5)	Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(6)	Incorporated by reference to Exhibit 10.11 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(7)	Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999
(8)	Incorporated by reference to Attachment to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 21, 2002.
(9)	Incorporated by reference to Attachment A to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 20, 2003
(10)	Incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(11)	Incorporated by reference to Annex A to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 29, 2008.
(12)	Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
(13)	Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
(14)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 9, 2010.
(15)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 9, 2010.
(16)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 13, 2009.
(17)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 3, 2010.
(18)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 28, 2011.

                                                                                                                                                                             Schedule II

Hooper Holmes, Inc
Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2010
(In thousands)

Description	Balance at Beginning of Period	Additions Charged to Revenues and Expenses(1)	Deductions(2)	Balance at End of Period
Year ended December 31, 2010
Reserves and allowances
Accounts receivable allowance	$1,237	$2,705	$(3,032)	$910
Year ended December 31, 2009
Reserves and allowances
Accounts receivable allowance	$3,036	$3,724	$(5,523)	$1,237
Year ended December 31, 2008
Reserves and allowances
Accounts receivable allowance	$3,750	$4,975	$(5,689)	$3,036

(1)	Includes $2.6 million, $3.7 million and $4.8 million in 2010, 2009 and 2008, respectively, charged as a reduction to revenues.

(2)	Represents accounts receivable write-offs, net of recoveries and reserve reductions credited to revenue.

_______                                                                                                                                                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOPER HOLMES, INC.
(Registrant)

March 14, 2011	By:	/s/ Ransom J. Parker
Ransom J. Parker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ransom J. Parker		March 14, 2011
Ransom J. Parker	Chief Executive Officer;
Director
March 14, 2011
* Ronald Aprahamian	Director

March 14, 2011
* Benjamin A. Currier	Director

March 14, 2011
* Larry Ferguson	Director

March 14, 2011
* John W. Remshard	Director

March 14, 2011
* Elaine Rigolosi	Director

March 14, 2011
* Kenneth R. Rossano	Director

March 14, 2011
* Thomas Watford	Director

/s/ Michael J. Shea		March 14, 2011
Michael J. Shea	Senior V.P. and Chief
Financial and Accounting Officer

*Ransom J. Parker, by signing his name hereto, does hereby sign this report for the persons before whose printed name an asterisk appears, pursuant to the power of attorney duly executed by such person and filed as Exhibit 24 hereto with the Securities and Exchange Commission.

Leadership Information

Directors

Ronald V. Aprahamian
Private Investor

Mr. Aprahamian, age 64, was elected a director of the Company at the 2009 annual meeting.  He has a long record of involvement in business development activities as an investor, a board member, a chief executive officer, and a consultant for companies engaged in healthcare, technology, banking and other industries.  Most recently, he has served on the boards of Sunrise Senior Living, Inc., Superior Consultant Holdings Corp. and First Consulting Group, Inc.  Mr. Aprahamian is a member of the Governance and Nominating Committee.  (Term expires at the Annual Meeting in 2012.)

Benjamin A. Currier
Retired. Formerly Senior Vice President, Security Life of Denver Ins. Co. — ING/Barings

Mr. Currier, age 77, served as Interim Chief Executive Officer of the Company from August 2005 until January 2006 and as Lead Director from September 2004 until August 2005.  He was Senior Vice President of Operations for Security Life of Denver Insurance Company, a subsidiary of ING/Barings, in Denver, Colorado prior to his retirement in 1997. He has been a director of the Company since 1996, and he is Chair of the Governance and Nominating Committee. (Term expires at the Annual Meeting in 2011.)

Larry Ferguson
Chief Executive Officer – The Ferguson Group;  Formerly Chief Executive Officer – First Consulting Group, Inc.

Mr. Ferguson, age 61, was elected a director of the Company at the 2009 annual meeting, and was named Chair of the Board in July 2009.  He has served as CEO of several publicly traded and privately held companies, including First Consulting Group, Inc. from 2006-2008.  He has served on more than twelve corporate boards, including positions as board chair and committee chair.  He currently serves as CEO of the Ferguson Group, a private equity consulting and investment firm focused on healthcare and life sciences IT companies.  He also serves on the board of Accelrys, Inc., a publicly traded company, and on the boards of two private companies He has also held executive positions with American Express and First Data Corporation.  In addition to serving as Chair of the Board, Mr. Ferguson is a member of the Compensation Committee and the Audit Committee.  (Term expires at the Annual Meeting in 2012.)

Ransom J. Parker
President and Chief Executive Officer - Hooper Holmes, Inc.

Mr. Parker, age 61, was named the Company's President and Chief Executive Officer effective September 15, 2010. He has been a senior executive, director and private equity investor in healthcare and technology companies for more than thirty years. Prior to becoming our President and CEO, Mr. Parker was a principal of Cerulean Advisors, and was a general partner of Redshift Ventures, where his focus as an investor and a director was on corporate governance, strategic planning, capitalization and management development at over a dozen companies. He also served as President and Chief Operating Officer of The Compucare Company, and held senior executive positions at Shared Medical Systems Corporation and Technicon Data Systems. (Term expires at the Annual Meeting in 2011.)

John W. Remshard
Retired, Former Senior Vice President and Chief Financial Officer, Wellchoice

Mr. Remshard, age 64, was Senior Vice President and Chief Financial Officer of Wellchoice until his retirement in February 2006.  Mr. Remshard became a director of the Company on July 27, 2006 and is a member of the Audit Committee and the Governance and Nominating Committee. (Term expires at the Annual Meeting in 2011.)

Dr. Elaine L. Rigolosi
Professor of Education Department of Organization and Leadership, Teachers College, Columbia University

Dr. Rigolosi, Ed.D, J.D., age 66, is Professor of Education in the Department of Organization and Leadership at Teachers College, Columbia University. She has been associated with Columbia University since 1976, and has maintained a private consulting practice in management for health care organizations since 1974. Dr. Rigolosi has been a director of the Company since 1989, and she is the Chair of the Compensation Committee and a member of the Governance and Nominating Committee. (Term expires at the Annual Meeting in 2011.)

Kenneth R. Rossano
Private Investor.

Mr. Rossano, age 76, is a private investor and consultant to Korn Ferry International in Boston, MA. He has been a director of the Company since 1967, and is a member of the Audit Committee and the Compensation Committee. Mr. Rossano is also a director of Active International, Inc. (Term expires at the Annual Meeting in 2013.)

Thomas Watford
President and Chief Operating Officer - Santa Rosa Consulting

Mr. Watford, age 50, was appointed a Director of the Company in December 2010, and is the Chair of the Audit Committee. He has over 25 years of experience in the healthcare industry, including as a senior executive and as a consultant with expertise in financial and operations management and IT services for healthcare and life sciences companies. He currently serves as President and Chief Operating Officer of Santa Rosa Consulting, a company offering strategic and operational consulting services to healthcare companies. Previously, Mr. Watford served as Chief Financial Officer and Chief Operating Officer of First Consulting Group, Inc., and was an Associate Partner in the Healthcare Practice group of the consulting firm Accenture. (Term expires at the Annual Meeting in 2011.)

Officers

Ransom J. Parker
Chief Executive Officer and President

Michael J. Shea
Senior Vice President and Chief Financial Officer, Treasurer

Burt R. Wolder
Senior Vice President and Chief Marketing Officer

Christopher J. Behling
Senior Vice President, President of Health & Wellness

Joseph A. Marone
Vice President and Controller

Mark C. Rosenblum
Senior Vice President, General Counsel and Secretary