Form 10-Q
period 2011-03-31
HOOPER HOLMES INC
filed 2011-05-13
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2011

or

☐        Transition Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the transition period from         to
__________________

Commission File Number 001-09972

HOOPER HOLMES, INC.
(Exact name of registrant as specified in its charter)

New York	22-1659359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 Mt. Airy Road, Basking Ridge, NJ	07920
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:   (908) 766-5000

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

The number of shares outstanding of the Registrant's common stock as of April 30, 2011 were:
Common Stock, $.04 par value - 69,589,587 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES

PART I - Financial Information

Item 1. Financial Statements (unaudited)

Hooper Holmes, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(In thousands, except share and per share data)

	March 31, 2011	December 31, 2010
ASSETS (Note 9)
Current assets:
Cash and cash equivalents	$19,332	$21,391
Accounts receivable, net of allowance for doubtful accounts of $804 and $910 at March 31, 2011 and December 31, 2010, respectively	21,811	19,484
Inventories	2,334	2,153
Other current assets	1,694	1,899
Total current assets	45,171	44,927

Property, plant and equipment at cost	50,629	49,895
Less: Accumulated depreciation and amortization	38,935	38,248
Property, plant and equipment, net	11,694	11,647

Intangible assets, net	446	537
Other assets	366	368
Total assets	$57,677	$57,479

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,317	$6,665
Accrued expenses	6,380	5,941
Total current liabilities	12,697	12,606
Other long-term liabilities	1,322	1,247
Commitments and Contingencies (Note 10)

Stockholders' Equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 69,598,982 shares as of March 31, 2011 and December 31, 2010. Outstanding: 69,589,587 shares at March 31, 2011 and December 31, 2010.	2,784	2,784
Additional paid-in capital	148,284	148,195
Accumulated deficit	(107,339)	(107,282)
	43,729	43,697
Less: Treasury stock, at cost; 9,395 shares as of March 31, 2011 and December 31, 2010	(71)	(71)
Total stockholders' equity	43,658	43,626
Total liabilities and stockholders' equity	$57,677	$57,479

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2010
Revenues	$40,577	$41,918
Cost of operations	29,608	30,749
Gross profit	10,969	11,169
Selling, general and administrative expenses	10,880	11,710
Restructuring charges	56	108
Operating income (loss)	33	(649)
Other (expense) income:
Interest expense	(4)	(3)
Interest income	18	50
Other expense	(81)	(88)
	(67)	(41)
Loss before income taxes	(34)	(690)

Income tax expense	23	14

Net loss	$(57)	$(704)
Basic and diluted loss per share:
Basic	$—	$(0.01)
Diluted	$—	$(0.01)
Weighted average number of shares:
Basic and diluted	69,589,587	68,997,365

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(57)	$(704)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	780	1,471
Amortization	91	104
Provision for bad debt expense	(20)	31
Share-based compensation expense	89	189
Loss on disposal of fixed assets	2	5
Change in assets and liabilities:
Accounts receivable	(2,307)	(1,416)
Inventories	(181)	116
Other assets	207	433
Income tax receivable	—	1,461
Accounts payable, accrued expenses and other long-term liabilities	408	193
Net cash (used in) provided by operating activities	(988)	1,883

Cash flows from investing activities:
Capital expenditures	(901)	(620)
Net cash used in investing activities	(901)	(620)

Cash flows from financing activities:
Reduction in capital lease obligations	(69)	(33)
Debt financing fees	(101)	—
Net cash used in financing activities	(170)	(33)

Net (decrease) increase in cash and cash equivalents	(2,059)	1,230
Cash and cash equivalents at beginning of period	21,391	16,495
Cash and cash equivalents at end of period	$19,332	$17,725

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$276	$209
Fixed assets acquired by capital lease	$125	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$30	$20

See accompanying notes to consolidated financial statements.

HOOPER HOLMES, INC.

Notes to Unaudited Consolidated Financial Statements
March 31, 2011
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

b) The unaudited interim consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2010 Annual Report on Form 10-K, filed with the SEC on March 14, 2011.

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

The results of operations for the three month periods ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Note 2:     Liquidity

For the three month periods ended March 31, 2011 and 2010, the Company incurred net losses of $0.06 million and $0.7 million, respectively. These results include income/losses from operations and restructuring charges. Also included in these results is depreciation and amortization expense of $0.9 million and $1.6 million for the three month periods ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011, the Company managed its liquidity primarily through a series of cost reduction initiatives.

At March 31, 2011, the Company had approximately $19.3 million in cash and cash equivalents and no outstanding debt. The Company's net cash used in operating activities for the three month period ended March 31, 2011 was $1.0 million. For the three month period ended March 31, 2010, cash provided by operating activities totaled $1.9 million of which $1.5 million represented the receipt of an income tax refund (see Note 12).

As discussed in Note 9, the Company has a Loan and Security Agreement with TD Bank, N.A. (“TD Bank”), which expires on March 8, 2013 and provides the Company with a revolving line of credit limited to the lesser of $15 million, or 85% of eligible accounts receivable, as defined. As of March 31, 2011, the Company's borrowing capacity under the revolving line of credit totals $14.4 million.

The Loan and Security Agreement contains a financial covenant that requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of the end of each of the Company's fiscal quarters.  The fixed charge coverage ratio allows for the exclusion of unfinanced capital expenditures of up to $5.5 million from the denominator of the calculation, provided the Company maintains pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  As of March 31, 2011, the Company's average cash balances at TD Bank for the 90 days ended March 31, 2011 exceeded the pre-defined cash balance requirement under the fixed charge coverage ratio, thereby allowing all unfinanced capital expenditures to be excluded from the denominator of the fixed charge coverage ratio calculation.  As of March 31, 2011, the Company's fixed charge coverage ratio measured on a trailing 12-month period and excluding capital expenditures in excess of one dollar was 13.8 to 1.0 and as such, the Company satisfied the financial covenant. However, there is no assurance that the Company will satisfy this financial covenant as the end of each fiscal quarter thereafter.

The current challenging economic climate may lead to future reductions in revenues.  If revenues continue to decline compared to the prior year, operating losses may occur, and the Company may be required to take additional actions to further reduce costs, capital spending and restructure operations.  This would also reduce the Company's cash reserves and potentially require the Company to borrow under the Loan and Security Agreement with TD Bank. Furthermore, there is no guarantee that the Company's current and future cost reduction actions will generate the cost savings necessary to offset declining revenues.  If the Company is unsuccessful in implementing additional cost reduction initiatives and/or if revenues continue to decline at levels similar to or worse than that experienced in 2010, the Company may fail to satisfy the financial covenant contained in the Loan and Security Agreement and therefore would be prohibited from borrowing under the Loan and Security Agreement.  Further, as defined in the Loan and Security Agreement, TD Bank may at its sole discretion request additional security, reduce availability or determine if negative events are Events of Default. These and other factors would adversely affect the Company's liquidity and its ability to generate profits in the future.

Based on the Company's anticipated level of future revenues, the cost reduction initiatives implemented to date, along with the Company’s existing cash and cash equivalents, the Company believes it has sufficient funds to meet its cash needs through March 31, 2012.

Note 3:     Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents.

The Company's net loss and weighted average shares outstanding used for computing diluted net loss per share were the same as those used for computing basic net loss per share for the three month periods ended March 31, 2011 and 2010 because the inclusion of common stock equivalents would be antidilutive. Outstanding stock options to purchase approximately 3,662,000 and 5,839,700 shares of common stock were excluded from the calculation of diluted loss per share for the three month periods ended March 31, 2011 and 2010, respectively, because their exercise prices exceeded the average market price of the Company's common stock for such periods and therefore were antidilutive.

Note 4: Share-Based Compensation

Employee Share-Based Compensation Plan - On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, non-vested stock and performance shares. The 2008 Plan provides for the issuance of an aggregate of 5,000,000 shares. As of March 31, 2011, the Company is authorized to grant share-based awards of approximately 1,006,250 shares under the 2008 Plan.

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

During the three month periods ended March 31, 2011 and 2010, options for the purchase of 150,000 and 135,000 shares, respectively, were granted. The fair value of the stock options granted during the three month periods ended March 31, 2011 and 2010 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Three Months Ended March 31,
	2011	2010
Expected life (years)	5.4	5.4
Expected volatility	92.2%	92.1%
Expected dividend yield	—	—
Risk-free interest rate	2.0%	2.6%
Weighted average fair value of options
granted during the period	$0.54	$0.71

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

The following table summarizes stock option activity for the three month period ended March 31, 2011:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2010	6,370,150	$2.07
Granted	150,000	0.74
Expired	(38,650)	9.53
Forfeitures	(527,500)	1.01
Outstanding balance at March 31, 2011	5,954,000	$2.08	6.7	$334
Options exercisable at March 31, 2011	2,678,375	$3.54	4.5	$25

The aggregate intrinsic value disclosed in the table above represents the difference between the Company's closing stock price on the last trading day of the quarter ended March 31, 2011 and the exercise price, multiplied by the number of in-the-money stock options.
No stock options were exercised during either of the three month periods ended March 31, 2011 and 2010. Options for the purchase of 281,250 shares of common stock vested during the three month period ended March 31, 2011, and the aggregate fair value at grant date of these options was $0.2 million. As of March 31, 2011, there was approximately $1.1 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 2.6 years.
In July 2009, 500,000 shares of non-vested stock were granted under the 2008 Plan. The shares vest as follows: 25% after two years and 25% on each of the next three anniversary dates thereafter. As of March 31, 2011, 300,000 shares of non-vested stock were forfeited, of which 100,000 shares were forfeited during the three months ended March 31, 2011. The fair value of these stock awards was based on the grant date market value. As of March 31, 2011, there was approximately $0.05 million of total unrecognized compensation cost related to non-vested stock awards. The cost is expected to be recognized over 3.3 years.
Employee Stock Purchase Plan - In February 2010, purchase rights for up to 277,600 shares of the Company's stock were granted to eligible participating employees with an aggregate fair value of $0.1 million, based on the Black-Scholes pricing model. This offering concluded in March 2011 and, in accordance with the plan's automatic termination provision, no shares were issued. In February 2011, purchase rights for approximately 280,800 shares were granted with an aggregate fair value of $0.05 million, based on the Black-Scholes option pricing model. The February 2011 offering will conclude in March 2012.

Other Stock Awards - On May 30, 2007, the Company’s shareholders approved the Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company’s stock to the Company's non-employee directors.  The total number of shares that may be awarded under the 2007 Plan is 600,000.  As of March 31, 2011, the Company is authorized to grant restricted stock awards of approximately 450,000 shares under the 2007 Plan.  Effective June 1, 2007, each non-employee member of the Board other than the non-executive chair receives 5,000 shares annually and the non-executive chair receives 10,000 shares annually of the Company’s stock, with such shares vesting immediately upon issuance.  The Company believes that the shares awarded under the 2007 Plan are “restricted securities” as defined in SEC Rule 144 under the Securities Act of 1933, as amended (the "Securities Act").  The Company filed a Registration Statement on Form S-8 with respect to the 2007 Plan on April 16, 2008.  The directors who receive shares under the 2007 Plan are “affiliates” as defined in Rule 144 of the Securities Act, and thus remain subject to the applicable provisions of Rule 144.  In addition, the terms of the awards (whether or not restricted) specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board or, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member.

The Company recorded $0.1 million and $0.2 million of share-based compensation expense in selling, general and administrative expenses for the three month periods ended March 31, 2011 and 2010, respectively, related to stock options, non-vested stock, restricted stock awards and the 2004 Employee Stock Purchase Plan.

Note 5: Discontinued Operations
On June 30, 2008, the Company sold substantially all of the assets and liabilities of its Claims Evaluation Division (“CED”) operating segment. In connection with the sale of the CED, the Company has been released as the primary obligor for certain lease obligations acquired but remains secondarily liable in the event the buyer defaults. The fair value of the guarantee obligation at March 31, 2011 is $0.2 million. The guarantee is provided for the term of the lease, which expires in July 2015. As of March 31, 2011, the maximum potential amount of future payments under the guarantee is $0.5 million.
Note 6: Intangibles

The following table presents certain information regarding the Company's intangible assets as of March 31, 2011 and December 31, 2010. All identifiable intangible assets are being amortized over their useful lives, as indicated below, with no residual values.

	Weighted
	Average	Gross
	Useful Life	Carrying	Accumulated	Net
(dollars in thousands)	(years)	Amount	Amortization	Balance
At March 31, 2011:
Customer relationships	9.7	$12,502	$12,128	$374
Trademarks and trade names	15.7	487	415	72
		$12,989	$12,543	$446
At December 31, 2010:
Customer relationships	9.7	$12,502	$12,044	$458
Trademarks and trade names	15.7	487	408	79
		$12,989	$12,452	$537

The aggregate intangible amortization expense for the three months ended March 31, 2011 and 2010 was approximately $0.1 million and $0.1 million, respectively. Assuming no additional change in the gross carrying amount of intangible assets, the estimated intangible amortization expense for fiscal years 2011 and 2012 is $0.3 million and $0.2 million, respectively.

Note 7: Inventories

Inventory, which consists of finished goods and component inventory, is stated at the lower of average cost or market using the first-in first-out (FIFO) inventory method. Included in inventories at March 31, 2011 and December 31, 2010 are $1.7 million and $1.4 million, respectively, of finished goods and $0.6 million and $0.8 million, respectively, of components.

Note 8: Restructuring Charges

During the three month periods ended March 31, 2011 and 2010, the Company recorded restructuring charges totaling $0.06 million and $0.1 million, respectively, which consisted of severance and branch office closure costs. During the three month period ended March 31, 2011, these severance costs were associated with the Company's Portamedic and Heritage Labs service lines and, during the prior year period, the Portamedic and Hooper Holmes Services service lines.

Following is a summary of the remaining 2011 restructuring charges as of March 31, 2011:

(In millions)	Charges	2011 Payments	Balance at March 31, 2011
Severance	$0.04	$0.02	$0.02
Branch closure costs	0.02	0.01	0.01
	$0.06	$0.03	$0.03

During the year ended December 31, 2010, the Company recorded restructuring charges totaling $1.0 million. These charges consisted primarily of severance costs related to the resignation of the Company's former CEO and employee severance costs primarily relating to the Company's Portamedic and Hooper Holmes Services service lines.

Following is a summary of the remaining 2010 restructuring charges as of March 31, 2011:

(In millions)	Balance at December 31, 2010	2011 Payments	Balance at March 31, 2011
Severance	$0.1	$0.05	$0.05

During the year ended December 31, 2009, the Company recorded restructuring and other charges totaling $1.2 million. The restructuring charges consisted of employee severance costs and branch office closure costs. For the year ended December 31, 2009, employee severance totaled $0.4 million and branch office closure costs totaled $0.4 million. These restructuring charges relate to cost reduction actions relating to the Company' Portamedic and Hooper Holmes Services service lines. Other charges consisted of legal and other costs incurred by the Company and by the shareholder nominees related to the 2009 Board of Directors election proxy contest during the second quarter of 2009, totaling $0.4 million.

Following is a summary of the remaining 2009 restructuring charges as of March 31, 2011:

(In millions)	Balance at December 31, 2010	2011 Payments	Balance at March 31, 2011
Branch closure costs	$0.1	$0.04	$0.06

At March 31, 2011, $0.1 million of restructuring charges were recorded in accrued expenses in the accompanying consolidated balance sheet. Cash payments related to the above described restructuring charges are expected to be completed within the next twelve months.

Note 9: Loan and Security Agreement

On March 9, 2009, the Company entered into a three year Loan and Security Agreement (the “Loan and Security Agreement”) with TD Bank, N.A. (“TD Bank”).     On December 1, 2010, the Company entered into the First Amendment and Modification to Loan and Security Agreement (the "First Amendment") with TD Bank. The First Amendment amends the terms and conditions of the Loan and Security Agreement, dated as of March 9, 2009.

Under the First Amendment, the Company has the ability, on or prior to the second anniversary of the First Amendment, and subject to a determination by the Company's Board of Directors authorizing such a transaction, to repurchase up to $5 million of its capital stock out of Qualified Cash (as such term is defined in the First Amendment), provided no Default or Event of Default (as such terms are defined in the Loan and Security Agreement) shall have otherwise occurred. In addition, under the First Amendment, the maturity date of the Loan and Security Agreement has been extended by one year (to March 8, 2013 from March 8, 2012), and commencing March 8, 2012 and at all times thereafter the unused line fee (usage fee) under the Loan and Security Agreement will reduce from one percent (1%) per annum to one-half of one percent (1/2%) per annum, in each case on the difference between $15 million and the sum of the average outstanding principal balance of cash advances under the revolving credit line and the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.

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

Borrowings of revolving credit loans shall take the form of LIBOR rate advances with the applicable interest rate being the greater of 1% per annum or the LIBOR rate, plus 3.5% for any borrowings up to March 8, 2012. Borrowings on March 9, 2012 and thereafter shall bear interest at the LIBOR rate plus 3.5% per annum (i.e., without regard to a one percent (1%) per annum minimum).

In connection with the Loan and Security Agreement, the Company paid closing fees of $0.2 million to the lender.  Through March 7, 2012, the Company is also obligated to pay, on a monthly basis in arrears, an unused line fee (usage fee) equal to 1% per annum on the difference between $15 million and the average outstanding principal balance of cash advances under the revolving credit line plus the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.  Effective March 8, 2012, the usage fee will be one-half of one percent (1/2%) per annum. In addition, the Company is required to pay an annual loan fee of $0.1 million.  During each of the three month periods ended March 31, 2011 and 2010, the Company incurred unused line fees of $0.04 million.

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

The Loan and Security Agreement contains a financial covenant that requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of the end of each of the Company’s fiscal quarters.  The fixed charge coverage ratio allows for the exclusion of unfinanced capital expenditures up to $5.5 million from the denominator of the calculation, provided the Company maintains pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  As of March 31, 2011, the Company’s average cash balances at TD Bank for the 90 days ended March 31, 2011 exceeded the pre-defined cash balance requirement under the fixed charge coverage ratio, thereby allowing all unfinanced capital expenditures to be excluded from the denominator of the fixed charge coverage ratio calculation.  As of March 31, 2011, the Company’s fixed charge coverage ratio measured on a trailing 12-month period was 13.8 to 1.0 and as such, the Company satisfied the financial covenant. However, there is no assurance that the Company will satisfy this financial covenant as the end of each fiscal quarter thereafter.

On April 22, 2009, the Company obtained from TD Bank and issued a letter of credit under the Loan and Security Agreement in the amount of $0.5 million to the landlord of the Company’s Heritage Labs facility as security for performance of the Company’s obligations under the lease.  The letter of credit will automatically extend for additional periods of one year, unless notice is given to terminate the letter of credit 60 days prior to its expiration date.  In no event shall the letter of credit be renewed beyond December 31, 2011.  Also, in December 2009, the Company opened a $0.1 million TD VISA credit card account to be used by Hooper Holmes Services medical records retrieval service line. The letter of credit and the credit card reduced the Company’s borrowing capacity under its revolving line of credit.  As of March 31, 2011, the Company’s borrowing capacity under the revolving line of credit totals $14.4 million.

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

The revolving credit loans are payable in full, together with all accrued and unpaid interest, on the earlier of March 8, 2013 or the date of termination of the loan commitments, termination being one of the actions TD Bank may take upon the occurrence of an Event of Default.  The Company may prepay any revolving credit loan, in whole or in part without penalty.  The Company may also terminate the Loan and Security Agreement, provided that on the date of such termination all of its obligations are paid in full.  The Company is subject to a fee equal to $0.1 million upon early termination of the Loan and Security Agreement.

Note 10: Commitments and Contingencies

The Company has employment retention or change in control agreements with the executive officers of the Company for a one year period from the date a change in control occurs as further defined in the agreements.

On December 27, 2010, the Company received a Warning Letter from the Kansas City District of the U.S. Food and Drug Administration ("FDA") raising certain questions about the assembly and distribution of particular specimen collection kits by Heritage Labs. The Company submitted its written response to the FDA on January 18, 2011. The Company believes the FDA's questions will be resolved without material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

Note 11: Litigation

On July 22, 2009, an individual named Nicolo Genovese filed suit in the Supreme Court of the State of New York, County of Suffolk in which he alleged, among other things, that an insurance company and numerous other corporate and individual defendants, including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008) and Hooper Holmes, Inc. violated various state laws in connection with the arranging of independent medical exams.  With respect to Hooper Evaluations, Inc. and certain other named defendants who were part of the CED, the Company has retained liability for this litigation following the sale of substantially all of the assets of the CED.  It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or the Company or the former CED entities in particular.  On October 26, 2009, a motion to dismiss the complaint was filed on behalf of the Company and the former CED entities.  The motion to dismiss was argued on March 2, 2011 and a decision is anticipated in the near future.

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

Note 12: Income Taxes

The Company recorded tax expense of $0.02 million and $0.01 million for the three month periods ended March 31, 2011 and 2010, respectively, which represents certain state tax liabilities. No federal tax benefit was recorded relating to the current year losses, as the Company continues to believe that a full valuation allowance is required on its net deferred tax assets. No amounts were recorded for unrecognized tax benefits or for the payment of interest or penalties during the three month periods ended March 31, 2011 and 2010.
In July 2008, the Company received notification from the Internal Revenue Service that it had completed its audits of the Company's tax returns for the years 2001 through 2006 with no adjustments. State income tax returns for the year 2006 and forward are subject to examination.

As of March 31, 2011, the Company had U.S. federal and state net operating loss carryforwards of approximately $84.7 million and $87.3 million, respectively. The net operating loss carryforwards, if unutilized, will expire in the years 2011 through 2031.

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

In this Report, the terms “Hooper Holmes,” “Company,” “we,” “us” and “our” refer to Hooper Holmes, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, but not limited to, statements about our plans, strategies and prospects. When used in this Report, the words “expects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margins, operating and net profits/losses, our new IT system and the expansion of certain service line offerings.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, risks related to customer concerns about our financial health, our liquidity, future claims arising from the sale of the CED, declines in our business, our competitive disadvantage, and our ability to successfully implement cost reduction initiatives. The section of our 2010 Annual Report on Form 10-K entitled “Risk Factors” and similar discussions in our other filings with the Securities and Exchange Commission (“SEC”) discuss these and other important risks that may affect our business, results of operations, cash flows and financial condition. Investors should consider these factors before deciding to make or maintain an investment in our securities. The forward-looking statements included in this Report are based on information available to us as of the date of this Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

•
Heritage Labs - performs tests of blood, urine and oral fluid specimens, primarily generated in connection with the paramedical exams and wellness screenings performed by our Portamedic and Health & Wellness service lines, and assembles and sells specimen collection kits;

•
Health & Wellness - collects health information via on-site biometric screenings, self-collection laboratory test kits and health risk assessments for health management companies, including wellness companies, disease management organizations and health plans; and

•
Hooper Holmes Services - provides telephone interviews of insurance candidates, retrieval of medical records and inspections; provides risk management solutions and underwriting services for simplified issue products and products requiring full underwriting.

Our Portamedic paramedical examination services accounted for 70.5% and 74.2% of revenues for the three month periods ended March 31, 2011 and 2010, respectively. As a provider of health risk assessment services to the insurance industry, our business is subject to seasonality, with third quarter sales typically dropping below the other quarters due to the decline in activity experienced by the insurance industry during the summer months.

Leadership Transition

New senior managerial talent has been brought into our Company to strengthen business performance. Ransom J. Parker was appointed President and CEO in September 2010. Mr. Parker is a senior executive, director, and private equity investor with considerable experience in operations and management, sales and marketing, and healthcare technology. In January 2011, Lori Gorman was appointed Chief Operations Officer. In the prior year, Ms. Gorman demonstrated success in improving operational performance and reducing costs in three of the Company's service lines. In January 2011, Anthony Mendicino was appointed Senior Vice President for Risk Assessment Sales, a newly-created position responsible for the sale of all products and services to the insurance industry. Mr. Mendicino joined the Company from Siemens Medical Solutions USA, a leading provider of software and medical equipment to the healthcare industry.

Highlights for the Three Month Period Ended March 31, 2011

The Company

For the three month period ended March 31, 2011, consolidated revenues totaled $40.6 million, representing a 3.2% decline from the corresponding prior year period, and an improvement from the 8.8% year-over-year revenue decline for the full year 2010. Our gross profit totaled $11.0 million for the three month period ended March 31, 2011 versus $11.2 million in the comparable period of the prior year. Our gross profit percentage was 27.0% for the three month period ended March 31, 2011, a 40 basis point improvement compared to a gross profit percentage of 26.6% for the three month period ended March 31, 2010.

SG&A expenses were $10.9 million in the three month period ended March 31, 2011, a decrease of $0.8 million, or 7.1%, in comparison to the three month period ended March 31, 2010. During the three month period ended March 31, 2011, restructuring charges totaled $0.06 million, consisting primarily of severance costs related to our Portamedic and Heritage Labs service lines. Results for the three month period ended March 31, 2010 included restructuring totaling $0.1 million, consisting primarily of employee severance costs primarily related to reductions associated with our Portamedic and Hooper Holmes Services service lines.

Our operating income for the three month period ended March 31, 2011 was $0.03 million compared to an operating loss of $0.6 million for the comparable prior year period.

For the three month period ended March 31, 2011, we incurred a loss of $0.06 million, or $0.00 per share on both a basic and diluted basis, compared to a loss of $0.7 million, or $0.01 per share on both a basic and diluted basis, in the three month period ended March 31, 2010.

Several senior management positions were added/changed in the Company during the first quarter to strengthen business performance. In January 2011, Lori Gorman was appointed Chief Operations Officer. In the prior year, Ms. Gorman demonstrated success in improving operational performance and reducing costs in three of the Company's service lines. In January 2011, Anthony Mendicino was appointed Senior Vice President for Risk Assessment Sales, a newly-created position responsible for the sale of all products and services to the insurance industry. Mr. Mendicino joined the Company from Siemens Medical Solutions USA, a leading provider of software and medical equipment to the healthcare industry.

For the remainder of 2011, we expect to continue our investments in new systems such as the deployment of our iParamed e-Exam, along with a new website to simplify customer ordering and tracking. We will continue to invest in our employees, both new and existing, through strategic hiring and pay-for-performance plans that will enable us to attract and retain talented employees. Although we will be investing in targeted initiatives to improve revenue, we will continue to manage our costs efficiently, as demonstrated in the first quarter of 2011. We believe the impact of these investments will become apparent in 2011, as demonstrated by a reduced rate of revenue decline, while positioning the Company for sustained growth and profitability in 2012.

Portamedic

In the quarter ended March 31, 2011, Portamedic revenues decreased approximately 8.0% in comparison to the prior year period, representing an improvement from the 11.8% revenue decline experienced for the full year 2010, and an improvement from the 11.2% decline experienced in the first quarter 2010 as compared to the first quarter 2009. We continue to believe that achieving acceptable profitability levels will require top-line revenue growth, and reversing past revenue declines. Although we have contracts or billing approvals with over 90% of the insurance carriers in the marketplace, the number of paramedical examinations we complete on life insurance applicants continued to decline.  The rate of decline in completed examinations was 6.2% in the first quarter of 2011, 11.7% for the full year 2010 and 10.4% for the first quarter 2010 as compared to the comparable prior year periods.  In order to reverse our decline in completed examinations, we are taking steps to achieve greater sales success with local agents, brokers, direct marketers and insurance carriers.

The general market for Portamedic's services has steadily declined.  For example, according to LIMRA, a life insurance industry research organization, there were approximately 9 million applications for life insurance completed in the United States in 2009, compared to approximately 17 million applications in 1985.  The U.S. Life Insurance Application Index maintained by MIB Solutions, a life insurance industry research organization, declined 1.0% in the quarter ended March 31, 2011 compared to the prior year period and 1.2% for the full year 2010 compared to 2009. Notwithstanding these declines, we believe that the market continues to offer attractive opportunities to a company that can sell its services effectively and distinguish itself from its competitors.

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

•
We are continuing our introduction of iParamed, a new technology platform that improves underwriting accuracy and requires only "one touch" with an applicant. The iParamed platform delivers a complete, digital case file for any life insurance applicant, sending structured data into our customers' underwriting or workflow systems. We believe iParamed will help our customers place more business faster, and has the potential to significantly reduce our customers' total cost of underwriting. As of March 31, 2011, we deployed 680 iParamed-equipped netbooks to our examiners, in 51 Portamedic branch offices in 16 states. We expect this rollout to continue in 2011.

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

•
In an effort to improve the speed, accuracy and consistency of services provided to our Portamedic customers, we decided in December 2008 to begin the development of a new IT system for processing customer orders. As previously disclosed, based on our current project timetable, this system is scheduled for completion during the fourth quarter of 2011 and is now expected to cost $2.6 million, including implementation costs. We spent approximately $1.6 million as of December 31, 2010, an additional $0.2 million during the first quarter 2011, with the remaining $0.8 million expected to be incurred during the remainder of 2011. We believe this new IT system will enhance the quality of service to our customers, while improving productivity and decreasing future cash outlay.

•
We have introduced new, one-stop services for customers who bring most insurance products to market: brokers, direct marketing organizations, broker dealers, and producer groups. Our national service center in Allentown, Pennsylvania now gives these customers a single point of contact for application quality assurance, case management service, application packet processes, and custom work flow processes.

•
We are developing a new website, integrated with our back end operations, to make it easier for Portamedic customers to enter orders and track order status. We believe that this website will increase customer satisfaction. We expect to deploy this new website to our Portamedic customers in the second quarter of 2011, and eventually to extend this website to facilitate the ordering and status of all of our risk assessment services.

•
We have successfully completed our second annual SAS70 Type II engagement, a third-party review of our IT processes and procedures for handling customer data. We believe this review gives customers confidence in our information controls, information security and technology management processes.

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

Heritage Labs

Heritage Labs services consist principally of performing tests of blood, urine and oral fluid specimens and the assembly and sale of kits used in the collection and transportation of such specimens to its lab facility. Heritage Labs revenues in the first quarter of 2011 of $3.6 million increased 6.3% in comparison to the prior year period. In the first quarter of 2011, approximately 61% of Heritage Labs revenue came from lab testing and 39% came from the sale of specimen kits.

The increase in Heritage Labs revenue for the three month period ended March 31, 2011 as compared to the prior year period was primarily due to increased demand for lab testing services from several existing Heritage Labs customers resulting from more insurance applications processed by these Heritage Labs customers. To a lesser extent, revenue from new Heritage Labs customers also contributed to Heritage Labs improved revenues for the three month period ended March 31, 2011 as compared to the prior year period.

Most of Heritage Labs revenue originates from paramedical exam companies (including Portamedic), and therefore Heritage Labs is affected by the same negative market trends affecting Portamedic, namely the decline in the number of life insurance applications. In response, Heritage Labs has taken the following steps to expand its market share and increase revenues:

•
During the first quarter of 2011, Heritage Labs appointed Gurmukh Singh, M.D. as Lab Director. Heritage Labs also appointed Patricia A. Thomas, M.D. as Assistant Lab Director. Dr. Singh will oversee the day-to-day pathology-related matters and Dr. Thomas will serve in an advisory capacity with a focus on potential new lab development.

•
Heritage labs has announced a collaboration with MIB Solutions to help insurers better evaluate excess mortality risk in their book of new business. By incorporating specifically identified laboratory results from Heritage Labs, MIB Solutions is able to provide clearer insights into business exceptions and risk concentrations across every risk class to help fine tune underwriting performance. We believe this will be the first of several collaborative efforts between Heritage Labs and MIB Solutions to help insurers better manage mortality risk, and believe this will lead to increased lab testing business.

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

Health & Wellness

Our Health & Wellness service line recorded revenues of approximately $3.4 million in the first quarter of 2011, an increase of $0.9 million, or 35.8%, from the prior year period. In the first quarter of 2011, we performed approximately 65,000 health screenings and sold approximately 5,000 home test kits. In the first quarter of 2010, we performed approximately 47,000 health screenings and sold approximately 6,000 home test kits. During the first quarter of 2011, we provided our services to 49 health management companies, up from 33 health management companies in the first quarter of 2010. We have conducted screening events in every state in the U.S. as well as the District of Columbia and Puerto Rico. Currently, we have approximately 2,500 "wellness certified" examiners within our network of examiners.

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

In addition to health screenings, our Health & Wellness service line has expanded its offerings to include:

•
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

Hooper Holmes Services

Hooper Holmes Services revenues for the first quarter 2011 were $5.5 million, an increase of 0.5% in comparison to the prior year period. Revenues from our risk management and underwriting services increased 18.4% in the first quarter of 2011 to $1.1 million compared to the prior year period primarily due to increased revenue from one of our larger customers.

Health Information Services (which includes medical record retrieval "APS", inspection reporting and our physician information line "PIL") revenues totaled $3.1 million in the first quarter of 2011, down 3.9% in comparison to the prior year period.

Consumer Services includes our tele-underwriting/interviewing services. Revenues from Consumer Services for the first quarter of 2011 was flat in comparison to the prior year period and totaled $1.3 million.

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

In the first quarter of 2011, the metrics which we monitored included:

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the Three Month Periods Ended March 31, 2011 and 2010

The table below sets forth our revenue by service line for the periods indicated.

(in thousands)	For the Three Months Ended March 31,
	2011	2010	% Change

Portamedic	$28,618	$31,114	(8.0)%
Heritage Labs	3,631	3,417	6.3%
Health & Wellness	3,416	2,515	35.8%
Hooper Holmes Services	5,471	5,442	0.5%
Subtotal	41,136	42,488
Intercompany eliminations(a)	(559)	(570)
Total	$40,577	$41,918	(3.2)%

(a) represents intercompany sales from Heritage Labs to Portamedic

Revenues

Consolidated revenues for the three month period ended March 31, 2011 were $40.6 million, a decline of $1.3 million, or 3.2%, from the prior year period. As explained in greater detail below, similar market forces influenced the revenues and operating results of our service lines throughout the three month period ended March 31, 2011.

Portamedic

Portamedic revenues in the first quarter of 2011 were $28.6 million, a decrease of $2.5 million, or 8.0%, compared to the prior year period. The decline in Portamedic revenues primarily reflects the net impact of:

•
decreased paramedical examinations performed in the first quarter of 2011 of approximately 6.2% as compared to the first quarter of 2010 (333,000 in the first quarter of 2011, or 5,204 per day, vs. 355,000 in the first quarter of 2010, or 5,636 per day); and

•
decreased average revenue per paramedical examination in the first quarter of 2011 of approximately 3.3% as compared to the first quarter of 2010 ($85.57 in the first quarter of 2011 vs. $88.49 in the first quarter of 2010).

We attribute the reduction in the number of paramedical examinations and related services performed in the first quarter to a decline in life insurance application activity at several of our large customers and the continued weakness of the U.S. economy.

Heritage Labs

Heritage Labs revenues in the first quarter of 2011 were $3.6 million, an increase of $0.2 million, or 6.3%, compared to the prior year period. This increase is primarily attributable to increased demand for lab testing services from several existing Heritage Labs customers resulting from more insurance applications processed by these Heritage Labs customers. To a lesser extent, revenue from new insurance customers also contributed to Heritage Labs improved results for the three month period ended March 31, 2011 as compared to the prior year period.

During the first quarter of 2011, revenue from lab testing (approximately 61% of total Heritage Labs revenue in the the first quarter of 2011) increased 7.7% in comparison to the prior year period. Heritage Labs tested 3.0% more insurance specimens in the first quarter of 2011 compared to the prior year period (138,000 in the first quarter of 2011 vs. 134,000 in the first quarter of 2010). Heritage Labs average revenue per insurance specimen tested increased in the first quarter of 2011 compared to the prior year period ($15.97 in the first quarter of 2011 vs. $15.26 in the first quarter of 2010) primarily due to an increase in the amount we charged our customers resulting from an increase in overnight delivery costs incurred by us and passed on to our customers, along with product mix.

Revenue from lab kit assembly (approximately 39% of total Heritage Labs revenue in the first quarter of 2011) increased 3.0% compared to the prior year period primarily due to the increase demand from Heritage Labs' insurance customers as described above.

Approximately 75-80% of total specimens tested by Heritage Labs originate from a Portamedic paramedical exam or a Health & Wellness screening.

Health & Wellness

Health & Wellness revenues in the first quarter of 2011 were $3.4 million, an increase of $0.9 million, or 35.8%, compared to the prior year period. Health & Wellness performed approximately 65,000 health screenings and sold approximately 5,000 home test kits in the first quarter of 2011. In the first quarter of 2010, we performed approximately 47,000 health screenings and sold approximately 6,000 home test kits. Our revenue increase in the first quarter of 2011 (when compared to the first quarter of 2010) is primarily due to our sales and marketing efforts, as we continue to grow and develop this business.

During the first quarter of 2011, we provided our services to 49 health management companies, up from 33 health management companies in the first quarter of 2010. We have conducted screening events in every state in the U.S. as well as the District of Columbia and Puerto Rico. Currently, we have approximately 2,500 "wellness certified" examiners within our network of examiners.

Hooper Holmes Services

Hooper Holmes Services revenues for the first quarter of 2011 were $5.5 million, an increase of 0.5%, from the prior year period.

Health Information Services revenue totaled $3.1 million in the first quarter of 2011, a decline of 3.9% as compared to the prior year period, primarily attributable to lower revenue from our attending physician statement (“APS”) retrieval and physicians information line (“PIL”), which totaled $2.6 million in the first quarter of 2011 and decreased 0.6% as compared to the prior year period. This decline in revenue is primarily due to a 4.2% increase in the number of units performed during the three months ended March 31, 2011 as compared to the prior year period, more than offset by a decrease in the average price per unit. Inspection and MVR reporting revenue totaling $0.5 million, declined 17% in the first quarter of 2011 compared to the prior year period.

Health Risk Analytics includes our risk management and underwriting services. Revenues increased 18.4% in the first quarter of 2011 to $1.1 million compared to the prior year period primarily due to increased revenue from one of our larger customers.

Consumer Services includes our tele-underwriting/interviewing services. Revenues from Consumer Services for the first quarter of 2011 were flat in comparison to the prior year period and totaled $1.3 million. The average price per unit for the first quarter 2011 increased 4.1% as compared to the prior year period. This increase in average price per unit was offset by a decrease of 4.6% in the number of tele-underwriting/interviewing units completed in the first quarter of 2010 as compared to the prior year period.

Cost of Operations

Consolidated cost of operations totaled to $29.6 million for the first quarter of 2011, compared to $30.7 million for the prior year period. The following table shows cost of operations as a percentage of revenues for the corresponding service lines:

	For the Three Months Ended March 31,
(in thousands)	2011	As a % of Revenue	2010	As a % of Revenue
Portamedic/Health & Wellness	$23,709	74.0%	$24,379	72.5%
Heritage Labs	2,346	64.6%	2,244	65.7%
Hooper Holmes Services	4,116	75.2%	4,591	84.4%
Subtotal	30,171		31,214
Intercompany eliminations (a)	(563)		(465)
Total	$29,608	73.0%	$30,749	73.4%

(a) represents intercompany cost of operations pertaining to sales from Heritage Labs to Portamedic

The decrease in the consolidated cost of operations in absolute dollars for the three month period ended March 31, 2011 compared to the prior year period was primarily attributable to lower cost of operations in our Portamedic and Hooper Holmes Services service lines which was attributable to reduced revenue levels. The decrease in Portamedic cost of operations was offset by higher cost of operations in Heritage Labs and Health & Wellness due to increased revenues. In addition, Hooper Holmes Services cost of operations declined as a result of cost reduction actions implemented in the past twelve months.

As a percentage of revenues, consolidated cost of operations decreased to 73.0% for the three month period ended March 31, 2011, compared to 73.4% in the comparable prior year period. The decrease in cost of operations as a percentage of revenue is primarily attributable to Hooper Holmes Services resulting from cost reduction initiatives implemented, offset by higher cost of operations as a percentage of revenue for our Portamedic service line. The increase in cost of sales as a percentage of revenue for Portamedic was due to revenues declining at a rate greater than our ability to reduce Portamedic operating costs. A significant percentage of costs associated with our Portamedic service line are fixed and, therefore, did not decrease as revenues declined.

Selling, General and Administrative Expenses (SG&A)

(in thousands)	For the Three Months Ended March 31,		Decrease
	2011	2010	2011 vs. 2010
Selling, general and administrative expenses	$10,880	$11,710	$830

Consolidated SG&A expenses for the three month period ended March 31, 2011 decreased $0.8 million, or approximately 7.1%, compared to the corresponding prior year period. This decrease is primarily due to reductions of:

•	accelerated depreciation expense related to the reduction of the estimated useful life of our current customer service order tracking systems totaling $0.4 million;

•	health insurance, workers compensation and employee paid time off accrual totaling $0.2 million;

•	Portamedic regional and administrative salaries and related expenses totaling $0.2 million;

•	administrative and sales headcount reductions at Hooper Holmes Services totaling $0.2 million;

•	outside legal fees and in-house legal department salaries totaling $0.1 million; and

•	stock based compensation expense totaling $0.1 million.

The decreases listed above were partially offset by increases of:

•	incentive compensation expense of $0.4 million; and

•	corporate sales and marketing salaries totaling $0.1 million.

Restructuring

For the three month period ended March 31, 2011, we recorded restructuring charges of $0.06 million. These 2011 charges consisted primarily of severance related to cost reduction actions taken in connection with our core Portamedic and Heritage Labs service lines. Restructuring charges for the three month period ended March 31, 2010 totaled $0.1 million and were attributable to employee severance related to cost reduction actions taken in connection with our core Portamedic and Hooper Holmes Services service lines.

Operating Income/Loss

Our consolidated operating income for the three month period ended March 31, 2011 was $0.03 million, or 0.1% of consolidated revenues, compared to a consolidated operating loss for the three month period ended March 31, 2010 of $0.6 million, or 1.6% of consolidated revenues.

Other (expense) income

Interest income for the three month period ended March 31, 2011 was $0.02 million compared to $0.05 million for the prior year period. Although the amount of our invested funds were higher during the current quarter, our prior year invested funds earned a higher rate of interest as compared to the three month period ended March 31, 2011.

Other expense for the three month periods ended March 31, 2011 and 2010 totaled $0.08 million and $0.09 million, respectively.

Income Taxes

We recorded a net tax expense of $0.02 million and $0.01 million for the three month periods ended March 31, 2011 and 2010, respectively, which represents certain state tax liabilities. No federal or state tax benefits were recorded relating to the current year loss, as we continue to believe that a full valuation allowance is required on our net deferred tax assets.

Net Loss

Net loss for the three month period ended March 31, 2011 was $0.06 million, or $0.00 per share on both a basic and diluted basis, compared to a loss of $0.7 million, or $0.01 per share on both a basic and diluted basis, in the same period of the prior year.

Liquidity and Capital Resources

As of March 31, 2011, our primary sources of liquidity are our holdings of cash and cash equivalents and revolving line of credit. At March 31, 2011 and December 31, 2010, our working capital was $32.5 million and $32.3 million, respectively. Our current ratio as of both March 31, 2011 and December 31, 2010 was 3.6 to 1. Significant uses affecting our cash flows for the three month period ended March 31, 2011 include:

•	an increase in accounts receivable of $2.3 million;

•	an increase in inventories of $0.2 million; and

•	capital expenditures of $0.9 million.

These uses of cash were partially offset by:

•	a net loss of $0.06 million, including non-cash charges of $0.9 million in depreciation and amortization expense and $0.1 million in stock-based compensation expense;

•	a decrease in other assets of $0.2 million; and

•	an increase in accounts payable, accrued expense and other long-term liabilities (including restructuring payments related to employee severance of $0.1 million) of $0.4 million.

As of March 31, 2011, we had $19.3 million in cash and cash equivalents and no outstanding debt. Our net cash used in operating activities for the three month periods ended March 31, 2011 was $1.0 million. For the three month period ended March 31, 2010, our cash provided by operating activities totaled $1.9 million, including the receipt of a $1.5 million federal tax refund.

Loan and Security Agreement

On March 9, 2009, we entered into a three year Loan and Security Agreement (“Loan and Security Agreement”) with TD Bank, N.A. (“TD Bank”) (see Note 9 to the consolidated financial statements).  On December 1, 2010, we entered into the First Amendment with TD Bank. The First Amendment amends the terms and conditions of the Loan and Security Agreement dated as of March 9, 2009. Under the First Amendment, we will have the ability, on or prior to the second anniversary of the First Amendment, and subject to a determination by our Board of Directors authorizing such a transaction, to repurchase up to $5 million of our capital stock out of Qualified Cash (as such term is defined in the First Amendment), provided no Default or Event of Default (as such terms are defined in the Loan and Security Agreement) shall have otherwise occurred. In addition, under the First Amendment, the maturity date of the Loan and Security Agreement has been extended by one year (to March 8, 2013 from March 8, 2012), and commencing March 8, 2012 and at all times thereafter the unused line fee (usage fee) under the Loan and Security Agreement has been reduced from one percent (1%) per annum to one-half of one percent (1/2%) per annum, in each case on the difference between $15 million and the sum of the average outstanding principal balance of cash advances under the revolving credit line and the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.

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

Borrowings of revolving credit loans shall take the form of LIBOR rate advances with the applicable interest rate being the greater of 1% per annum or the LIBOR rate, plus 3.5% for any borrowings up to March 8, 2012. Borrowings on March 9, 2012 and thereafter shall bear interest at the LIBOR rate plus 3.5% per annum (i.e., without regard to a one percent (1%) per annum minimum).

During each of the three months ended March 31, 2011 and 2010, we incurred unused line fees $0.04 million. In addition, we are required to pay an annual loan fee of $0.1 million.

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

The Loan and Security Agreement contains a financial covenant that requires us to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of the end of each of our fiscal quarters.  The fixed charge coverage ratio allows for the exclusion of unfinanced capital expenditures of up to $5.5 million from the denominator of the calculation provided we maintain pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  As of March 31, 2011, our average cash balance at TD Bank for the 90 days then ended, exceeded the pre-defined cash balance requirements, thereby allowing all unfinanced capital expenditures to be excluded from the denominator of the fixed charge coverage ratio calculation.  As of March 31, 2011, our fixed charge coverage ratio measured on a trailing 12-month period and excluding capital expenditures in excess of one dollar was 13.8 to 1 and, as such, we satisfied the financial covenant.  However, there is no assurance that we will satisfy this financial covenant as the end of each fiscal quarter thereafter.

On April 22, 2009, we obtained from TD Bank and issued a letter of credit under the Loan and Security Agreement in the amount of $0.5 million to the landlord of our Heritage Labs facility as security for performance of our obligations under the lease.  The letter of credit will automatically extend for additional periods of one year, unless notice is given to terminate the letter of credit 60 days prior to its expiration date.  In no event shall the letter of credit be renewed beyond December 31, 2011.  Also, in December 2009, we opened a $0.1 million TD VISA credit card account to be used by Hooper Holmes Services medical records retrieval service line. The letter of credit and the credit card reduced our borrowing capacity under our revolving line of credit.  As of March 31, 2011, our borrowing capacity under the revolving line of credit totaled $14.4 million.

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

The revolving credit loans are payable in full, together with all accrued and unpaid interest, on the earlier of March 8, 2013 (as amended) or the date of termination of the loan commitments, termination being one of the actions TD Bank may take upon the occurrence of an Event of Default.  We may prepay any revolving credit loan, in whole or in part without penalty.  We may also terminate the Loan and Security Agreement, provided that on the date of such termination all of our obligations thereunder are paid in full.  We are subject to a fee equal to $0.1 million upon early termination of the Loan and Security Agreement.

Based on our anticipated level of future revenues, the cost reduction initiatives implemented to date, our existing cash, cash equivalents and unused borrowing capacity, we believe we have sufficient funds to meet our cash needs through March 31, 2012.

Cash Flows From Operating Activities

For the three month period ended March 31, 2011, net cash used in operating activities was $1.0 million, compared to net cash provided by operating activities of $1.9 million in the prior year period.

The net cash used in operating activities for the three month period ended March 31, 2011 of $1.0 million reflects a net loss of $0.06 million and includes non-cash charges of $0.9 million of depreciation and amortization, and $0.1 million of share-based compensation expense. Changes in working capital included:

•
an increase in accounts receivable of $2.3 million. Our consolidated days sales outstanding (“DSO”), measured on a rolling 90-day basis, was 48 days at March 31, 2011, compared to 40 days at December 31, 2010 and 47 days at March 31, 2010. Historically, our accounts receivable balances and our DSO are at their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out. Historically, we experience an increase in DSO starting in the first quarter of each year, in comparison to the prior year-end DSO position. As has historically been the case, we believe our persistent collection efforts will reduce our DSO over the remainder of the year. Our consolidated allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $0.1 million since December 31, 2010, of which approximately $0.09 million was reversed to revenue during the three month period ended March 31, 2011;

•	an increase in accounts payable, accrued expenses and other long-term liabilities of $0.4 million;

•	an increase in inventories of $0.2 million; and

•	a decrease in other assets of $0.2 million.

The net cash provided by operating activities of continuing operations for the three month period ended March 31, 2010 of $1.9 million reflects a loss of $0.7 million from continuing operations, and includes non-cash charges of $1.6 million of depreciation and amortization, and $0.2 million of share-based compensation expense. Net cash provided by operating activities also included the receipt of a $1.5 million federal tax refund. Changes in working capital included:

•
an increase in accounts receivable of $1.4 million, primarily due to decreased Portamedic cash collections. Our consolidated DSO, measured on a rolling 90-day basis, was 47 days at March 31, 2010, compared to 41 days at December 31, 2009 and 50 days at March 31, 2009. Historically, our accounts receivable balances and our DSO are at their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out. Historically, we experience an increase in DSO during the first quarter of each year, in comparison to the prior year-end position. Our consolidated allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $0.1 million since December 31, 2009, of which $0.1 million was reversed to revenue during the three month period ended March 31, 2010;

•	an increase in accounts payable, accrued expenses and other long-term liabilities of $0.2 million; and

•	a decrease in other assets of $0.4 million.

Cash Flows From Investing Activities

For the three month period ended March 31, 2011, we used $0.9 million in net cash for investing activities primarily for capital expenditures primarily related to the development of a new IT system for processing customer orders and our new iParamed technology platform. For the three month period ended March 31, 2010, we used $0.6 million in net cash for investing activities primarily for our new IT system for processing customer orders and general corporate-wide IT needs.

Cash Flows From Financing Activities

The net cash used in financing activities for the three month period ended March 31, 2011 of $0.2 million represents costs associated with our Loan and Security Agreement with TD Bank and a reduction in our capital lease obligations. For the three month period ended March 31, 2010, net cash used in financing activities totaled $0.03 million and consisted of a reduction in our capital lease obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchases

We did not purchase any shares of our common stock during the three month periods ended March 31, 2011 and 2010.

Dividends

No dividends were paid during the three month periods ended March 31, 2011 and 2010. We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of the Loan and Security Agreement with TD Bank.

Contractual Obligations

As of March 31, 2011, there have been no material changes in contractual obligations as disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, under the caption “Contractual Obligations”.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There were no changes to our critical accounting policies during the three month period ended March 31, 2011. Such policies are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 10 to the unaudited interim consolidated financial statements included in this Quarterly Report. Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations. Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings. As of March 31, 2011, there were no borrowings outstanding.

As of March 31, 2011, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2011. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1	Legal Proceedings

On July 22, 2009, an individual named Nicolo Genovese filed suit in the Supreme Court of the State of New York, County of Suffolk in which he alleged, among other things, that an insurance company and numerous other corporate and individual defendants, including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008) and Hooper Holmes, Inc. violated various state laws in connection with the arranging of independent medical exams.  With respect to Hooper Evaluations, Inc. and certain other named defendants who were part of the CED, the Company has retained liability for this litigation following the sale of substantially all of the assets of the CED.  It is not yet possible to estimate the size of the alleged claim against the defendants as a whole, or the Company or the former CED entities in particular.  On October 26, 2009, a motion to dismiss the complaint was filed on behalf of the Company and the former CED entities.  The motion to dismiss was argued on March 2, 2011 and a decision is expected in the near future.

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

Readers should carefully consider, in connection with the other information in this Quarterly Report on Form 10-Q, the risk factors disclosed in Item 1A. “Risk Factors” in our 2010 Annual Report on Form 10-K.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales or repurchases of equity securities during the fiscal quarter ended March 31, 2011.

ITEM 3	Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2011.

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

Dated: May 13, 2011

By: /s/ Ransom J. Parker
Ransom J. Parker
Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Michael J. Shea
Michael J. Shea
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)