Form 10-Q
period 2011-06-30
HOOPER HOLMES INC
filed 2011-08-12
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011

or

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

The number of shares outstanding of the Registrant's common stock as of July 29, 2011 were:
Common Stock, $.04 par value - 69,619,587 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES

PART I - Financial Information

Item 1. Financial Statements (unaudited)

Hooper Holmes, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
ASSETS (Note 8)
Current assets:
Cash and cash equivalents	$20,873	$21,391
Accounts receivable, net of allowance for doubtful accounts of $657
and $910 at June 30, 2011 and December 31, 2010, respectively	17,781	19,484
Inventories	2,403	2,153
Other current assets	1,556	1,899
Total current assets	42,613	44,927

Property, plant and equipment at cost	51,905	49,895
Less: Accumulated depreciation and amortization	39,721	38,248
Property, plant and equipment, net	12,184	11,647

Intangible assets, net	357	537
Other assets	368	368
Total assets	$55,522	$57,479

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,711	$6,665
Accrued expenses	6,319	5,941
Total current liabilities	12,030	12,606
Other long-term liabilities	1,287	1,247
Commitments and contingencies (Note 9)

Stockholders' Equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 69,628,982 shares and 69,598,982 shares as of June 30, 2011 and December 31, 2010, respectively. Outstanding: 69,619,587 shares and 69,589,587 shares at June 30, 2011 and December 31, 2010, respectively.	2,785	2,784
Additional paid-in capital	148,451	148,195
Accumulated deficit	(108,960)	(107,282)
	42,276	43,697
Less: Treasury stock, at cost; 9,395 shares as of June 30, 2011 and December 31, 2010	(71)	(71)
Total stockholders' equity	42,205	43,626
Total liabilities and stockholders' equity	$55,522	$57,479

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$37,928	$40,714	$78,505	$82,632
Cost of operations	28,864	29,940	58,472	60,689
Gross profit	9,064	10,774	20,033	21,943
Selling, general and administrative expenses	10,556	10,975	21,436	22,685
Restructuring charges	38	131	94	239
Operating loss	(1,530)	(332)	(1,497)	(981)
Other (expense) income:
Interest expense	(5)	(3)	(9)	(6)
Interest income	18	27	36	77
Other (expense) income, net	(78)	1,543	(159)	1,455
	(65)	1,567	(132)	1,526
(Loss) income from operations before income taxes	(1,595)	1,235	(1,629)	545

Income tax expense	26	13	49	27

Net (loss) income	$(1,621)	$1,222	$(1,678)	$518
Basic and diluted (loss) income per share:
Basic	$(0.02)	$0.02	$(0.02)	$0.01
Diluted	$(0.02)	$0.02	$(0.02)	$0.01

Weighted average number of shares - Basic	69,599,477	69,566,125	69,594,559	69,283,316
Weighted average number of shares - Diluted	69,599,477	69,988,628	69,594,559	69,955,901

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(1,678)	$518
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,629	2,677
Amortization	180	206
Provision for bad debt expense	(16)	108
Share-based compensation expense	257	387
Loss on disposal of fixed assets	11	9
Change in assets and liabilities:
Accounts receivable	1,719	150
Inventories	(250)	306
Other assets	344	1,176
Income tax receivable	—	1,461
Accounts payable, accrued expenses and other long-term liabilities	(577)	(2,322)
Net cash provided by operating activities	1,619	4,676

Cash flows from investing activities:
Capital expenditures	(1,883)	(1,697)
Net cash used in investing activities	(1,883)	(1,697)

Cash flows from financing activities:
Proceeds from issuance of stock related to employee stock purchase plan	—	153
Reduction in capital lease obligations	(153)	(67)
Debt financing fees	(101)	(101)
Net cash used in financing activities	(254)	(15)

Net (decrease) increase in cash and cash equivalents	(518)	2,964
Cash and cash equivalents at beginning of period	21,391	16,495
Cash and cash equivalents at end of period	$20,873	$19,459

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$558	$519
Fixed assets acquired by capital lease	$211	$—
Supplemental disclosure of cash paid during period for:
Income taxes	$52	$57

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
June 30, 2011
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

The Company's core activities consist of arranging for paramedical examinations on behalf of insurance carriers, primarily in connection with such carriers' processing and evaluation of the risks associated with underwriting life insurance policies. As a provider of health risk assessment services to the insurance industry, the Company's business is subject to seasonality, with third quarter sales typically dropping below the other quarters due to the decline in activity typically experienced by the insurance industry during the summer months.

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

The results of operations for the three and six month periods ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Note 2:     (Loss) Income Per Share

Basic (loss) income per share is calculated by dividing net (loss) income by the weighted average common shares outstanding during the period. Diluted (loss) income per share is calculated by dividing net (loss) income by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents.

For the three and six months ended June 30, 2011, the Company's weighted average shares outstanding used for computing diluted loss per share was the same as that used for computing basic loss per share for the three and six month periods ended June 30, 2011 because the inclusion of common stock equivalents would have been antidilutive.

The computation of basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net (loss) income - basic and diluted	$(1,621)	$1,222	$(1,678)	$518

Weighted average shares outstanding:
Weighted average shares outstanding - basic	69,599,477	69,566,125	69,594,559	69,283,316
Effect of dilutive common stock options	—	422,503	—	672,585
Weighted average shares outstanding - diluted	69,599,477	69,988,628	69,594,559	69,955,901

Earnings per share:
Net (loss) income - basic	$(0.02)	$0.02	$(0.02)	$0.01
Net (loss) income - diluted	$(0.02)	$0.02	$(0.02)	$0.01

Outstanding stock options to purchase approximately 3,675,000 and 3,592,000 shares of the Company's common stock were excluded from the calculation of diluted (loss) earnings per share for the three and six month periods ended June 30, 2011, respectively, and approximately 4,948,000 and 4,895,000 shares for the three and six month periods ended June 30, 2010, respectively, because their exercise prices exceeded the average market price of the Company's common stock for such periods and, therefore, were antidilutive.

Note 3: Share-Based Compensation

Employee Share-Based Compensation Plan - On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, non-vested stock and performance shares. The 2008 Plan provides for the issuance of an aggregate of 5,000,000 shares. As of June 30, 2011, approximately 1,060,000 shares remain available for grant under the 2008 Plan.

Options under the 2008 Plan are granted at fair value on the date of grant, are exercisable in accordance with a vesting schedule specified in the grant agreement, and have contractual lives of 10 years from the date of grant. Pursuant to such vesting schedules, options under the 2008 Plan granted by the Company vest 25% on each of the second through fifth anniversaries of the grant, except for 800,000 options granted to certain executives of the Company in December 2010 which vest 50% on each of the first and second anniversaries of the grant.

On May 24, 2011, the Company's shareholders approved the 2011 Omnibus Employee Incentive Plan (the "2011 Plan") providing for the grant of stock options and non-vested stock awards. The 2011 Plan provides for the issuance of an aggregate of 1,500,000 shares. As of June 30, 2011, no share-based awards had been granted under the 2011 Plan.

During the six month periods ended June 30, 2011 and 2010, options for the purchase of 150,000 and 135,000 shares, respectively, were granted under the 2008 Plan. The fair value of the stock options granted during the six month periods ended June 30, 2011 and 2010 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Six Months Ended June 30,
	2011	2010
Expected life (years)	5.4	5.4
Expected volatility	92.2%	92.1%
Expected dividend yield	—	—
Risk-free interest rate	2.0%	2.6%
Weighted average fair value of options
granted during the period	$0.54	$0.71

The expected life of options granted is derived from the Company's historical experience and represents the period of time that options granted are expected to be outstanding. Expected volatility is based on the long-term historical volatility of the Company's stock. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.
The following table summarizes stock option activity for the six month period ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2010	6,370,150	$2.07
Granted	150,000	0.74
Exercised	—	—
Expired	(192,550)	3.73
Forfeitures	(527,500)	1.01
Outstanding balance at June 30, 2011	5,800,100	$2.08	6.5	$725
Options exercisable at June 30, 2011	2,549,475	$3.61	4.1	$37

The aggregate intrinsic value disclosed in the table above represents the difference between the Company's closing stock price on the last trading day of the quarter ended June 30, 2011 and the exercise price, multiplied by the number of in-the-money stock options.
No stock options were exercised during either of the six month periods ended June 30, 2011 and 2010. Options for the purchase of 306,250 shares of common stock vested during the six month period ended June 30, 2011, and the aggregate fair value at grant date of these options was $0.2 million. As of June 30, 2011, there was approximately $1.0 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 2.5 years.
In July 2009, 500,000 shares of non-vested stock were granted under the 2008 Plan. The shares vest as follows: 25% after two years and 25% on each of the next three anniversary dates thereafter. As of June 30, 2011, 300,000 shares of such non-vested stock were forfeited. The fair value of these stock awards was based on the grant date market value. As of June 30, 2011, there was approximately $0.05 million of total unrecognized compensation cost related to non-vested stock awards. The cost is expected to be recognized over 3.1 years.
Employee Stock Purchase Plan - In February 2010, under the Stock Purchase Plan (2004) of Hooper Holmes, Inc. (the "2004 Plan"), purchase rights for up to 277,600 shares of the Company's stock were granted to eligible participating employees with an aggregate fair value of $0.1 million, based on the Black-Scholes pricing model. This offering period concluded in March 2011 and, in accordance with the 2004 Plan's automatic termination provision, no shares were issued. In February 2011, purchase rights for approximately 280,800 shares were granted with an aggregate fair value of $0.05 million, based on the Black-Scholes option pricing model. The February 2011 offering period will conclude in March 2012.

Other Stock Awards - On May 30, 2007, the Company's shareholders approved the Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company's stock to the Company's non-employee directors. The total number of shares that may be awarded under the 2007 Plan is 600,000. As of June 30, 2011, there remain available for grant approximately 420,000 shares under the Plan. Effective June 1, 2007, each non-employee member of the Board other than the non-executive chair receives 5,000 shares annually and the non-executive chair receives 10,000 shares annually of the Company's stock, with such shares vesting immediately upon issuance. The Company believes that the shares awarded under the 2007 Plan are “restricted securities”, as defined in SEC Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). The Company filed a Registration Statement on Form S-8 with respect to the 2007 Plan on April 16, 2008. The directors who receive shares under the 2007 Plan are "affiliates" as defined in Rule 144 of the Securities Act, and thus remain subject to the applicable provisions of Rule 144. In addition, the terms of the awards (whether or not restricted) specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board or, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member. During the six month periods ended June 30, 2011 and 2010, shares awarded under the 2007 Plan totaled 30,000 and 35,000, respectively.

The Company recorded $0.2 million and $0.3 million of share-based compensation expense in selling, general and administrative expenses for the three and six month periods ended June 30, 2011, respectively, and $0.2 million and $0.4 million for the three and six month periods ended June 30, 2010, respectively, related to stock options, non-vested stock, restricted stock awards and the 2004 Plan.

Note 4: Discontinued Operations
On June 30, 2008, the Company sold substantially all of the assets and liabilities of its Claims Evaluation Division (“CED”) operating segment. In connection with the sale of the CED, the Company has been released as the primary obligor for certain lease obligations acquired but remains secondarily liable in the event the buyer defaults. The fair value of the guarantee obligation at June 30, 2011 is $0.2 million. The guarantee is provided for the term of the lease, which expires in July 2015. As of June 30, 2011, the maximum potential amount of future payments under the guarantee is $0.4 million.
Note 5: Intangible Assets

The following table presents certain information regarding the Company's intangible assets as of June 30, 2011 and December 31, 2010. All identifiable intangible assets are being amortized over their useful lives, as indicated below, with no residual values.

	Weighted
	Average	Gross
	Useful Life	Carrying	Accumulated	Net
(dollars in thousands)	(years)	Amount	Amortization	Balance
At June 30, 2011:
Customer relationships	9.7	$12,502	$12,211	$291
Trademarks and trade names	15.7	487	421	66
		$12,989	$12,632	$357
At December 31, 2010:
Customer relationships	9.7	$12,502	$12,044	$458
Trademarks and trade names	15.7	487	408	79
		$12,989	$12,452	$537

The aggregate intangible amortization expense for the six month periods ended June 30, 2011 and 2010 was approximately $0.2 million and $0.2 million, respectively. Assuming no additional change in the gross carrying amount of intangible assets, the estimated intangible amortization expense for the remainder of 2011 and 2012 is $0.1 million and $0.2 million, respectively.

Note 6: Inventories

Inventory, which consists of finished goods and component inventory, is stated at the lower of average cost or market using the first-in first-out (FIFO) inventory method. Included in inventories at June 30, 2011 and December 31, 2010 are $1.6 million and $1.4 million, respectively, of finished goods and $0.8 million and $0.8 million, respectively, of components.

Note 7: Restructuring Charges

During the three and six month periods ended June 30, 2011, the Company recorded restructuring charges totaling $0.04 million and $0.1 million, respectively, which consisted of severance and branch office closure costs. During the six month period ended June 30, 2011, the severance and branch office closure costs were associated with the Company's Portamedic and Heritage Labs service lines. As of June 30, 2011, all payments relating to this restructuring were complete.

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

Following is a summary of the remaining 2010 restructuring charges payable as of June 30, 2011:

(In millions)	Balance at December 31, 2010	2011 Payments	Balance at June 30, 2011
Severance	$0.10	$0.09	$0.01

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

Following is a summary of the remaining 2009 restructuring charges payable as of June 30, 2011:

(In millions)	Balance at December 31, 2010	2011 Payments	Balance at June 30, 2011
Branch closure costs	$0.10	$0.05	$0.05

At June 30, 2011, $0.06 million of restructuring charges were recorded in accrued expenses in the accompanying consolidated balance sheet. Cash payments related to the above described restructuring charges are expected to be completed within the next twelve months.

Note 8: Loan and Security Agreement

On March 9, 2009, the Company entered into a three year Loan and Security Agreement (the “Loan and Security Agreement”) with TD Bank, N.A. (“TD Bank”).     On December 1, 2010, the Company entered into the First Amendment and Modification to Loan and Security Agreement (the "First Amendment") with TD Bank.

Under the First Amendment, the Company has the ability, on or prior to the second anniversary of the First Amendment, and subject to a determination by the Company's Board of Directors authorizing such a transaction, to repurchase up to $5 million of its capital stock out of Qualified Cash (as such term is defined in the First Amendment), provided no Default or Event of Default (as such terms are defined in the Loan and Security Agreement) shall have otherwise occurred. In addition, under the First Amendment, the maturity date of the Loan and Security Agreement has been extended by one year (to March 8, 2013 from March 8, 2012) and, commencing March 8, 2012 and at all times thereafter the unused line fee (usage fee) under the Loan and Security Agreement will reduce from one percent (1%) per annum to one-half of one percent (1/2%) per annum, in each case on the difference between $15 million and the sum of the average daily outstanding principal balance of cash advances under the revolving credit line and the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.

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

The Loan and Security Agreement (as amended) provides the Company with a revolving line of credit, the proceeds of which are to be used for general working capital purposes.  Under the terms of the Loan and Security Agreement, TD Bank has agreed to make revolving credit loans to the Company in an aggregate principal amount at any one time outstanding which, when combined with the aggregate undrawn amount of all unexpired letters of credit, does not exceed 85% of “Eligible Receivables” (as that term is defined in the Loan and Security Agreement), provided that in no event can the aggregate amount of the revolving credit loans and letters of credit outstanding at any time exceed $15 million.  The maximum aggregate face amount of letters of credit that may be outstanding at any time may not exceed $1.5 million.

Borrowings of revolving credit loans shall take the form of LIBOR rate advances with the applicable interest rate being the greater of 1% per annum or the LIBOR rate, plus 3.5% for any borrowings up to March 8, 2012. Borrowings on March 9, 2012 and thereafter shall bear interest at the LIBOR rate plus 3.5% per annum (i.e., without regard to a one percent (1%) per annum minimum).

In connection with the Loan and Security Agreement, the Company paid closing fees of $0.2 million to the lender.  Through March 7, 2012, the Company is also obligated to pay, on a monthly basis in arrears, an unused line fee (usage fee) equal to 1% per annum on the difference between $15 million and the average daily outstanding principal balance of cash advances under the revolving credit line plus the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.  Effective March 8, 2012, the usage fee will be one-half of one percent (1/2%) per annum. In addition, the Company is required to pay an annual loan fee of $0.1 million.  During the three and six month periods ended June 30, 2011, the Company incurred unused line fees of $0.04 million and $0.07 million, respectively. During the three and six month periods ended June 30, 2010, the Company incurred unused line fees of $0.04 million and $0.07 million, respectively.

On April 22, 2009, the Company obtained from TD Bank and issued a letter of credit under the Loan and Security Agreement in the amount of $0.5 million to the landlord of the Company’s Heritage Labs facility as security for performance of the Company’s obligations under the lease.  The letter of credit had been automatically extend for additional periods of one year, but in no event shall the letter of credit be renewed beyond December 31, 2011.  Also, in December 2009, the Company opened a $0.1 million TD VISA credit card account to be used by Hooper Holmes Services medical records retrieval service line. The letter of credit and the credit card reduced the Company’s borrowing capacity under its revolving line of credit.  As of June 30, 2011, the Company’s borrowing capacity under the revolving line of credit totaled $12.6 million (which is 85% of Eligible Receivables) and there were no outstanding borrowings.

The revolving credit loans are payable in full, together with all accrued and unpaid interest, on the earlier of March 8, 2013 or the date of termination of the loan commitments, termination being one of the actions TD Bank may take upon the occurrence of an Event of Default.  The Company may prepay any revolving credit loan, in whole or in part without penalty, with the amount of such prepayment available to be reborrowed, subject to compliance with the terms and conditions of the Loan and Security Agreement (as amended).  The Company may also terminate the Loan and Security Agreement, provided that on the date of such termination all of its obligations are paid in full.  The Company is subject to a fee equal to $0.1 million upon early termination of the Loan and Security Agreement.

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

The Loan and Security Agreement contains a financial covenant that requires the Company to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of the end of each of the Company’s fiscal quarters.  The fixed charge coverage ratio allows for the exclusion of unfinanced capital expenditures up to $5.5 million from the denominator of the calculation, provided the Company maintains pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  As of June 30, 2011, the Company’s average cash balances at TD Bank for the 90 days ended June 30, 2011 exceeded the pre-defined cash balance requirement under the fixed charge coverage ratio, thereby allowing all unfinanced capital expenditures to be excluded from the denominator of the fixed charge coverage ratio calculation.  As of June 30, 2011, the Company’s fixed charge coverage ratio measured on a trailing 12-month period was 7.1 to 1.0 and as such, the Company satisfied the financial covenant. However, there is no assurance that the Company will satisfy this financial covenant as the end of each fiscal quarter thereafter.

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

The current challenging economic climate may lead to future reductions in revenues.  If revenues continue to decline compared to prior years, operating losses may continue to occur, and the Company may be required to take additional actions to further reduce costs, capital spending and restructure operations.  This would also reduce the Company's cash reserves and potentially require the Company to borrow under the Loan and Security Agreement with TD Bank. Furthermore, there is no guarantee that the Company's current and future cost reduction actions will generate the cost savings necessary to offset declining revenues.  If the Company is unsuccessful in implementing additional cost reduction initiatives and/or if revenues continue to decline at levels similar to or worse than that experienced in 2010, the Company may fail to satisfy the financial covenant contained in the Loan and Security Agreement and therefore would be prohibited from borrowing under the Loan and Security Agreement.  Further, as provided in the Loan and Security Agreement, TD Bank may at its sole discretion request additional security, reduce availability or determine if negative events are Events of Default. These and other factors would adversely affect the Company's liquidity and its ability to generate profits in the future.

Note 9: Commitments and Contingencies

The Company has employment retention or change in control agreements with the executive officers of the Company for a one year period from the date a change in control occurs, as defined in the agreements.

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

Note 10: Litigation

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

Note 11: Income Taxes

The Company recorded tax expense of $0.03 million and $0.05 million for the three and six month periods ended June 30, 2011, respectively. For the three and six month periods ended June 30, 2010, the Company recorded tax expense of $0.01 million and $0.03 million, respectively. The tax expense recorded in the three and six month periods ended June 30, 2011 reflects certain state tax liabilities. No amounts were recorded for unrecognized tax benefits or for the payment of interest and penalties during the three and six month periods ended June 30, 2011 and 2010. No federal or state tax benefits were recorded relating to the current year loss, as the Company continues to believe that a full valuation allowance is required on its net deferred tax assets.

In July 2008, the Company received notification from the Internal Revenue Service that it had completed its audits of the Company's tax returns for the years 2001 through 2006 with no adjustments. State income tax returns for the year 2006 and forward are subject to examination.

As of June 30, 2011, the Company has U.S. federal and state net operating loss carryforwards of approximately $84.7 million and $87.3 million, respectively. The net operating loss carryforwards, if unutilized, will expire in the years 2011 through 2031.

Prior to the passage of the Worker, Homeownership and Business Assistance Act of 2009 (the “2009 Act”), signed into law in the fourth quarter of 2009, corporations were allowed to carryback net operating losses two years and forward 20 years to offset taxable income. Under the 2009 Act, corporations can elect to carryback net operating losses incurred in either 2008 or 2009 to a profitable fifth year preceding the loss year. The net operating loss carried back is limited to 50% of the available taxable income for that year. The Company was able to carryback approximately $4.3 million of federal net operating losses incurred in 2008 to tax year 2003 and, in the fourth quarter of 2009, the Company filed an amended tax return to recover approximately $1.5 million of federal income tax previously paid. In February 2010, the Company received $1.5 million of cash related to the carryback claim, which included $0.02 million of interest.

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

Overview

Our Company was founded in 1899. We are a publicly-traded New York corporation whose shares of common stock are listed on the NYSE Amex Stock Exchange.  Our corporate headquarters are located in Basking Ridge, New Jersey. Over the last 40 years, our business focus has been on providing health risk assessment services.  We currently engage in several service lines that are managed as one division:  the Health Information Division.

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

Our Portamedic paramedical examination services accounted for 70.6% and 73.9% of revenues for the three month periods ended June 30, 2011 and 2010, respectively, and 70.6% and 74.1% of revenues for the six month periods ended June 30, 2011 and 2010, respectively. As a provider of health risk assessment services to the insurance industry, our business is subject to seasonality, with third quarter sales typically dropping below the other quarters due to the decline in activity typically experienced by the insurance industry during the summer months.

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

Highlights for the Three and Six Month Periods Ended June 30, 2011

The Company

Financial Results for the Three Month Period Ended June 30, 2011

For the three month period ended June 30, 2011, consolidated revenues totaled $37.9 million, a 6.8% decline from the corresponding prior year period. Our gross profit totaled $9.1 million for the three month period ended June 30, 2011 versus $10.8 million in the comparable period of the prior year. Our gross profit percentage was 23.9% for the three month period ended June 30, 2011, a 260 basis point reduction compared to a gross profit percentage of 26.5% for the three month period ended June 30, 2010, primarily attributable to gross profit declines in our Portamedic service line.

SG&A expenses were $10.6 million in the three month period ended June 30, 2011, a decrease of $0.4 million, or 3.8%, in comparison to the three month period ended June 30, 2010. During the three month period ended June 30, 2011, restructuring charges totaled $0.04 million, consisting primarily of severance costs related to our Portamedic service line. Results for the three month period ended June 30, 2010 included restructuring charges totaling $0.1 million, consisting primarily of employee severance costs related to reductions associated with our Portamedic and Hooper Holmes Services service lines.

Our operating loss for the three month period ended June 30, 2011 was $1.5 million compared to a $0.3 million loss for the comparable prior year period.

For the three month period ended June 30, 2011, we incurred a net loss of $1.6 million, or $0.02 per share on both a basic and diluted basis, compared to net income of $1.2 million, or $0.02 per share on both a basic and diluted basis, for the comparable prior year period. Our results for the three months ended June 30, 2010 included a gain of $1.6 million representing the reversal of a reserve previously established for interest and penalties associated with a state unclaimed property matter for which the audit period had lapsed.

Financial Results for the Six Month Period Ended June 30, 2011

For the six month period ended June 30, 2011, consolidated revenues totaled $78.5 million, a 5.0% decline from the corresponding prior year period. Our gross profit totaled $20.0 million for the six month period ended June 30, 2011 versus $21.9 million in the comparable period of the prior year. Our gross profit percentage was 25.5% for the six month period ended June 30, 2011, a 110 basis point decline compared to a gross profit percentage of 26.6% for the six month period ended June 30, 2010.

SG&A expenses were $21.4 million in the six month period ended June 30, 2011, a decline of $1.2 million in comparison to the six month period ended June 30, 2010. During the six month period ended June 30, 2011, restructuring charges totaled $0.1 million, consisting primarily of severance and branch office closure costs related to our Portamedic and Heritage Labs service lines. Results for the six month period ended June 30, 2010 included restructuring charges totaling $0.2 million, consisting primarily of severance costs related to our Portamedic and Hooper Holmes Services service lines.

Our operating loss for the six month period ended June 30, 2011 was $1.5 million compared to a $1.0 million loss for the comparable prior year period.

For the six month period ended June 30, 2011, we incurred a net loss of $1.7 million, or $0.02 per share on both a basic and diluted basis, compared to net income of $0.5 million, or $0.01 per share on both a basic and diluted basis, for the comparable prior year period. Included in our results for the six month period ended June 30, 2010 is a $1.6 million gain representing the reversal of a reserve previously established for interest and penalties associated with a state unclaimed property matter for which the audit period had lapsed.

For the remainder of 2011, we expect to continue our investments in new systems such as the deployment of our iParamed e-Exam, along with a new website to simplify customer ordering and tracking. We will continue to invest in our employees, both new and existing, through strategic hiring and pay-for-performance plans that will enable us to attract and retain talented employees. Although we will be investing in targeted initiatives to improve revenue, we will continue to manage our baseline costs efficiently, as demonstrated in the first half of 2011. We believe the impact of these investments will become apparent in 2011, as demonstrated by a reduced rate of revenue decline, while positioning the Company for sustained growth and profitability in 2012.

Portamedic

In the quarter ended June 30, 2011, Portamedic revenues decreased approximately 11.0% in comparison to the prior year period. Our revenue decline is primarily attributable to a decline in completed examinations in the second quarter 2011 of 7.1% compared to the second quarter of 2010 and a 3.5% reduction in the average revenue per paramedical examination. We continue to believe that achieving acceptable profitability levels will require top-line revenue growth, including the reversal of past revenue declines. Although we have contracts or billing approvals with over 90% of the insurance carriers in the marketplace, the number of paramedical examinations we complete on life insurance applicants continues to decline. The rate of decline in completed examinations was 7.1% in the second quarter of 2011, 11.7% for the full year 2010 and 14.7% for the second quarter of 2010 as compared to the comparable prior year periods. In order to reverse our decline in completed examinations, we are taking steps to achieve greater sales success with local agents, brokers, direct marketers and insurance carriers.

The general market for Portamedic's services has steadily declined.  For example, according to LIMRA, a life insurance industry research organization, there were approximately 9 million applications for life insurance completed in the United States in 2009, compared to approximately 17 million applications in 1985.  The U.S. Life Insurance Application Index maintained by MIB Solutions, a life insurance industry research organization, declined 1.0% in the quarter ended June 30, 2011 compared to the prior year period and 1.2% for the full year 2010 compared to 2009. Notwithstanding these declines, we believe that the market continues to offer attractive opportunities to a company that can sell its services effectively and distinguish itself from its competitors.

We have taken the following steps to increase our market share and improve top-line revenue:

•
In early 2011, we instituted Portamedic sales leadership changes. As noted previously, Anthony Mendicino has been appointed Senior Vice President for Risk Assessment Sales and is responsible for the sale of all products and services to our insurance industry customers. In addition, we are taking steps to strengthen our national and local sales forces, including recruiting experienced sales leaders and improving sales training.

•
We are continuing our introduction of iParamed, a new technology platform that improves underwriting accuracy and requires only "one touch" with an applicant. The iParamed platform delivers a complete, digital case file for any life insurance applicant, sending structured data into our customers' underwriting or workflow systems. We believe iParamed will help our customers place more business faster, and has the potential to significantly reduce our customers' total cost of underwriting. As of June 30, 2011, we deployed 822 iParamed-equipped netbooks to our examiners, in 73 Portamedic branch offices in 31 states. We expect this rollout to continue throughout 2011.

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

•
In an effort to improve the speed, accuracy and consistency of services provided to our Portamedic customers, we decided in December 2008 to begin the development of a new IT system for processing customer orders. Based on our current project timetable, this system is scheduled for completion during the fourth quarter of 2011 and is now expected to cost $3.2 million, including implementation costs. The $3.2 million represents a change from our previous estimate of $2.6 million and is primarily due to additional training costs in order to enable a smooth and orderly transition from our current systems. We spent approximately $1.6 million as of December 31, 2010, an additional $0.8 million during the first half of 2011, with the remaining $0.8 million expected to be incurred during the remainder of 2011. We believe this new IT system will enhance the quality of service to our customers, while improving productivity and decreasing future cash outlay.

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

•
We are developing a new website, integrated with our back end operations, to make it easier for Portamedic customers to enter orders and track order status. We believe that this website will increase customer satisfaction. We expect to deploy this new website to our Portamedic customers in the third quarter of 2011, and eventually to extend this website to facilitate the ordering and status of all of our risk assessment services.

•
We have successfully completed our second annual SAS70 Type II engagement, a third-party review of our IT processes and procedures for handling customer data. We believe this review gives customers confidence in our information controls, information security and technology management processes.

Although the number of paramedical examinations Portamedic performs continues to decline, we believe that we are a market leader in the industry.  We also believe that the steps we are taking to improve our selling ability and the quality and speed of our services, will enable us to reduce the rate of decline experienced in the last several years.  However, life insurance market conditions in 2011 are expected to remain challenging: according to a survey of 70 industry leaders conducted by LIMRA in early December 2010, 59% of insurance executives believe overall individual life insurance sales will remain flat in 2011, and there cannot be any assurance that we will be able to increase our market share.

Heritage Labs

Heritage Labs services consist principally of performing tests of blood, urine and oral fluid specimens, and the assembly and sale of kits used in the collection and transportation of such specimens to its lab facility. Heritage Labs revenues in the second quarter of 2011 of $3.5 million increased 5.8% in comparison to the prior year period. In the second quarter of 2011, approximately 57% of Heritage Labs revenue came from lab testing and 43% came from the sale of specimen kits.

The increase in Heritage Labs revenue for the three month period ended June 30, 2011 as compared to the prior year period was primarily due to increased demand for lab testing services from several existing Heritage Labs customers resulting from more insurance applications processed by these Heritage Labs customers. To a lesser extent, revenue from new Heritage Labs customers also contributed to Heritage Labs improved revenues for the three month period ended June 30, 2011 as compared to the prior year period.

Most of Heritage Labs revenue originates from paramedical exam companies (including Portamedic), and therefore Heritage Labs is affected by the same negative market trends affecting Portamedic, namely the decline in the number of life insurance applications. In response, Heritage Labs has taken the following steps to attempt to expand its market share and increase revenues:

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

•
Heritage Labs is marketing self-collected finger stick blood test kits directly to customers which can be used to test hemoglobin A1c.  The hemoglobin A1c test is particularly important for diabetics, who should regularly monitor their hemoglobin A1c levels.  Heritage Labs uses two blood testing methods for hemoglobin A1c, one for testing whole blood specimens and the other for testing dried blood spots.  The test kits are currently available in retail locations nationwide.

While we intend for these measures to increase our market share and revenues, there can be no assurance we will achieve those results. We believe that, as a result of the initiatives noted above, along with Portamedic revenue improvements, we may achieve future growth at Heritage Labs.

Health & Wellness

Our Health & Wellness service line recorded revenues of approximately $2.6 million in the second quarter of 2011, an increase of $0.2 million, or 9.8%, from the prior year period. In the second quarter of 2011, we performed approximately 45,000 health screenings and sold approximately 1,000 home test kits. In the second quarter of 2010, we performed approximately 40,000 health screenings and sold approximately 12,000 home test kits. The decline in the number of home test kits in the second quarter of 2011, as compared to the prior year period, is primarily due to our decision to reduce the number of home testing products that we offer. During the second quarter of 2011, we provided our services to 46 health management companies, up from 40 health management companies in the second quarter of 2010. We have conducted screening events in every state in the U.S. as well as the District of Columbia and Puerto Rico. To date, we have certified approximately 2,600 of the examiners in our network to be “wellness certified” examiners.

Health & Wellness services include event scheduling, provision and fulfillment of all supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges, lab coats, bandages, etc.) at screening events, event management, biometric screenings (height, weight, body mass index, hip, waist, neck, pulse, blood pressure), blood draws via venipuncture or finger stick, lab testing, participant and aggregate reporting, data processing and data transmission. Heritage Labs does all of the testing on the venipuncture samples we collect at health and wellness screenings. We believe that our key market advantages are our ability to screen both individuals and groups in every jurisdiction in the U.S. using a variety of screening methods.

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

•
Hooper Holmes OnSitesm, a face-to-face, on-premises health coaching service for work locations with most any number of employees. The service is delivered by specially trained Health Champions many of whom are physical therapists, personal trainers and nutritionists. We believe OnSite is an important addition to our service line because it should better enable our customers to motivate behavior change.

We believe that we are well-positioned to capture a significant share of the health and care management market.  However, the success of Health & Wellness will depend in part upon the yet to be proven success of our health and care management initiatives.  If the return on investment in these initiatives is not sufficiently high, our Health & Wellness business may not reach its full potential.  Notwithstanding, we believe we are well positioned to capitalize on this opportunity given our Company’s assets, including Heritage Labs, our proprietary Health & Wellness IT system, and our network of certified examiners.

Hooper Holmes Services

Hooper Holmes Services revenues for the second quarter 2011 were $5.5 million, an increase of 0.5% in comparison to the prior year period. Revenues from our risk management and underwriting services increased 7% in the second quarter of 2011 to $1.1 million compared to the prior year period, primarily due to increased revenue from one of our larger customers.

Health Information Services (which includes our attending physician statement “APS” retrieval services, inspection reporting and our physicians information line “PIL”) revenues totaled $3.2 million in the second quarter of 2011 and were flat in comparison with the prior year period.

Consumer Services includes our tele-underwriting/interviewing services. Revenues from Consumer Services for the second quarter of 2011 totaled $1.18 million, a decline of 5.0% as compared to the prior year period.

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

In the second quarter of 2011, the metrics which we monitored included:

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three and six month periods ended June 30, 2011 and 2010

The table below sets forth our revenue by service line for the periods indicated.

(in thousands)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change

Portamedic	$26,772	$30,089	(11.0)%	$55,390	$61,203	(9.5)%
Heritage Labs	3,536	3,341	5.8%	7,167	6,758	6.1%
Health & Wellness	2,554	2,325	9.8%	5,970	4,840	23.3%
Hooper Holmes Services	5,516	5,486	0.5%	10,987	10,928	0.5%
Subtotal	38,378	41,241		79,514	83,729
Intercompany eliminations(a)	(450)	(527)		(1,009)	(1,097)
Total	$37,928	$40,714	(6.8)%	$78,505	$82,632	(5.0)%

(a) represents intercompany sales from Heritage Labs to Portamedic

Revenues

Consolidated revenues for the three month period ended June 30, 2011 were $37.9 million, a decline of $2.8 million, or 6.8%, from the prior year period. For the six month period ended June 30, 2011, our consolidated revenues were $78.5 million compared to $82.6 million in the corresponding period of the prior year. As explained in greater detail below, similar market forces influenced the revenues and operating results of our service lines throughout the three and six six month periods ended June 30, 2011.

Portamedic

Portamedic revenues in the second quarter of 2011 were $26.8 million, a decrease of $3.3 million, or 11.0%, compared to the prior year period. For the six month period ended June 30, 2011, revenue decreased to $55.4 million compared to $61.2 million for the same period of the prior year, or 9.5%. The decline in Portamedic revenues reflects the net impact of:

•
decreased paramedical examinations performed in the second quarter of 2011 of approximately 7.1% (312,000 in the second quarter of 2011, or 4,873 per day, vs. 336,000 in the second quarter of 2010, or 5,244 per day), and in the six month period ended June 30, 2011 of approximately 6.7% (645,000 in the six month period ended June 30, 2011, or 5,038 per day, vs. 691,000 in the six month period ended June 30, 2010, or 5,438 per day); and

•
lower average revenue per paramedical examination in the second quarter of 2011 of approximately 3.5% as compared to the second quarter of 2010 ($86.27 in the second quarter of 2011 vs. $89.40 in the second quarter of 2010), and in the six month period ended June 30, 2011, a lower average revenue per paramedical examination of approximately 3.4% ($85.92 in the six month period ended June 30, 2011 vs. $88.93 in the six month period ended June 30, 2010).

The reduction in the number of paramedical examinations and related services performed in the second quarter and six months ended June 30, 2011 is primarily attributable to a decline in life insurance application activity at several of our large customers and the continued weakness of the U.S. economy.

Heritage Labs

Heritage Labs revenues in the second quarter of 2011 were $3.5 million, an increase of $0.2 million, or 5.8%, compared to the prior year period. For the six month period ended June 30, 2011, revenue increased to $7.2 million compared to $6.8 million for the same period of the prior year, or 6.1%. This increase is attributable to increased demand for lab testing services from several existing Heritage Labs customers resulting from more insurance applications processed by these Heritage Labs customers. To a lesser extent, revenue from new insurance customers also contributed to Heritage Labs improved results for the three and six month periods ended June 30, 2011 as compared to the prior year period.

During the second quarter of 2011, revenue from lab testing (approximately 57% of total Heritage Labs revenue in the second quarter of 2011) increased 2.0% in comparison to the prior year period. Heritage Labs tested 0.8% fewer insurance specimens compared to the prior year period (125,000 in the second quarter of 2011 vs. 126,000 in the second quarter of 2010), and 1.2% more insurance specimens in the first six months months of 2011 compared to the same period in 2010 (263,000 vs. 260,000). Heritage Labs average revenue per insurance specimen tested increased in the second quarter of 2011 compared to the prior year period ($16.13 in the second quarter of 2011 vs. $15.71 in the second quarter of 2010), and in the first six months months of 2011 compared to the same period in 2010 ($16.04 in the six month period ended June 30, 2011 vs. $15.48 in the six month period ended June 30, 2010). These increases in average revenue per insurance specimen tested is primarily due to an increase in the amount we charged our customers resulting from an increase in overnight delivery costs incurred by us and passed on to our customers.

Revenue from lab kit assembly (approximately 43% of Heritage Labs revenue in the kits in the second quarter of 2011) were $1.5 million, an increase of $0.2 million, or 11.9% compared to the prior year period. For the six month period ended June 30, 2011, specimen kit revenue increased to $2.9 million compared to $2.7 million for the same period of the prior year, or 7.4%. This increase is primarily due to increased demand from Heritage Labs insurance customers as described above.

Approximately 75-80% of total specimens tested by Heritage Labs originate from a Portamedic paramedical exam or a Health & Wellness screening.

Health & Wellness

Health & Wellness revenues in the second quarter of 2011 were $2.6 million, an increase of $0.2 million, or 9.8%, compared to the prior year period. For the six month periods ended June 30, 2011 and 2010, revenues totaled $6.0 million and $4.8 million, respectively. Health & Wellness performed approximately 45,000 health screenings and sold approximately 1,000 home test kits in the second quarter of 2011. For the six months ended June 30, 2011, we performed approximately 110,000 health screenings and sold approximately 6,000 home test kits. In the second quarter of 2010, Health & Wellness completed approximately 40,000 health screenings and sold approximately 12,000 home kits. For the six months ended June 30, 2010, we completed approximately 87,000 health screenings and sold approximately 18,000 home test kits. The decline in the number of home test kits in the three and six months ended June 30, 2011, as compared to the prior year periods, is primarily due to our decision to reduce the number of home testing products that we offer. Our revenue increase in the three and six month periods ended June 30, 2011 (when compared to the prior year periods) is primarily due to our sales and marketing efforts, as we continue to grow and develop this business.

During the second quarter of 2011, we provided our services to 46 health management companies, up from 40 in the second quarter of 2010. We have conducted screening events in every state in the U.S. as well as in the District of Columbia and Puerto Rico. To date, we have certified approximately 2,600 of the examiners in our network to be “wellness certified” examiners.

Hooper Holmes Services

Hooper Holmes Services revenues for the second quarter of 2011 were $5.5 million, an increase of 0.5% from the prior year period. For the six month periods ended June 30, 2011 and 2010, revenues totaled $11.0 million and $10.9 million, respectively.

Health Information Services revenue totaled $3.2 million in the second quarter of 2011 and was flat in comparison to the prior year period, and decreased 1.9% to $6.4 million in the six months ended as compared to the prior year period. Revenue from our APS retrieval and PIL increased 1.1% to $2.6 million in the second quarter of 2011 as compared to the prior year period primarily due to an increase of 3.7% in the number of units performed during the second quarter as compared to the prior year period offset by a 2.5% decrease in the average price per unit. During the six month period ended June 30, 2011, revenue from our APS retrieval and PIL totaled $5.2 million and was flat in comparison to the prior year period. The increase of 3.9% in number of units performed during the six month period ended June 30, 2011 as compared to the prior year period was offset by a corresponding decrease in the average price per unit. Inspection and Motor Vehicle Report ("MVR") reporting revenue totaling $0.6 million in the second quarter of 2011 declined 3.8% as compared to the prior year period. For the six month period ended June 30, 2011, inspection and MVR reporting revenue declined 10.5% to $1.2 million as compared to the prior year period.

Health Risk Analytics includes our risk management and underwriting services. Revenues increased 7.0% in the second quarter of 2011 to $1.1 million compared to the prior year period, and increased 12.3% to $2.2 million in the six months ended June 30, 2011 as compared to the prior year period. These improved results are primarily due to revenue from one of our larger customers.

Consumer Services includes our tele-underwriting/interviewing services. Revenues from Consumer Services for the second quarter of 2011 decreased 5.0% to $1.18 million as compared to the prior year period. For the six month periods ended June 30, 2011 revenues decreased 2.8% to $2.5 million as compared to the prior year period. The decrease in revenue is primarily due to a decline in the number of tele-underwriting/interviewing units completed of 8.1% as compared to the second quarter of 2010, and 6.3% as compared to the first six months of 2010. The average price per unit for the three and six month periods ended June 30, 2010 increased 3.4% and 3.8%, respectively, as compared to the prior year periods.

Cost of Operations

Consolidated cost of operations amounted to $28.9 million for the second quarter of 2011, compared to $29.9 million for the prior year period. For the six months ended June 30, 2011, cost of operations was $58.5 million compared to $60.7 million for the six months ended June 30, 2010. The following table shows cost of operations as a percentage of revenues for the corresponding service lines.

(in thousands)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011	As a % of Revenues	2010	As a % of Revenues	2011	As a % of Revenues	2010	As a % of Revenues
Portamedic/Health & Wellness	$22,775	77.7%	$23,970	73.9%	$46,484	75.8%	$48,349	73.2%
Heritage Labs	2,413	68.2%	2,101	62.9%	4,759	66.4%	4,345	64.3%
Hooper Holmes Services	4,126	74.8%	4,396	80.1%	8,242	75.0%	8,987	82.2%
Subtotal	29,314		30,467		59,485		61,681
Intercompany eliminations (a)	(450)		(527)		(1,013)		(992)
Total	$28,864	76.1%	$29,940	73.5%	$58,472	74.5%	$60,689	73.4%

(a) represents intercompany cost of operations pertaining to sales from Heritage Labs to Portamedic

The decrease in the consolidated cost of operations in dollars for the three and six month periods ended June 30, 2011 compared to the prior year periods was primarily attributable to lower cost of operations in our Portamedic service line, which was attributable to reduced revenue levels. The decrease in Portamedic cost of operations was partially offset by higher cost of operations in Heritage Labs and Health & Wellness due to increased revenues. In addition, Hooper Holmes Services cost of operations declined as a result of cost reduction actions implemented during the past twelve months.

As a percentage of revenues, cost of operations increased to 76.1% and 74.5% for the three and six month periods ending June 30, 2011, compared to 73.5% and 73.4% in the comparable prior year periods, respectively. The increase in cost of operations as a percentage of revenue is primarily attributable to our Portamedic service line. A significant percentage of costs associated with our Portamedic service line are fixed and, therefore, did not decrease as revenues declined.

Selling, General and Administrative Expenses

(in thousands)	For the Three Months Ended June 30,		Decrease	For the Six Months Ended June 30,		Decrease
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Selling, general and administrative expenses	$10,556	$10,975	$419	$21,436	$22,685	$1,249

Consolidated SG&A expenses for the three and six month periods ended June 30, 2011 decreased $0.4 million and $1.2 million, respectively, compared to the corresponding prior year periods. This decrease is primarily due to reductions of:

•
depreciation expense of IT systems and hardware and accelerated depreciation expense related to the reduction of the estimated useful life of our current customer service order tracking systems, which reductions totaled $0.5 million and $1.1 million, respectively;

•	workers compensation and employee paid time off accrual, which reductions totaled $0.2 million and $0.3 million, respectively;

•	administrative headcount reductions and related expenses at Hooper Holmes Services and Heritage Labs, which reductions totaled $0.4 million and $0.6 million, respectively;

•	outside legal fees and in-house legal department salaries, which reductions totaled $0.03 million and $0.1 million, respectively; and

•	stock based compensation expense, which reductions totaled $0.3 million and $0.1 million, respectively.

The decreases listed above were partially offset by increases of:

•	incentive compensation expense, which increases totaled $0.2 million and $0.7 million, respectively;

•	corporate sales salaries and expenses, which increases totaled $0.2 million and $0.2 million, respectively; and

•	health insurance costs, which increases totaled $0.1 million and $0.1 million, respectively.

Restructuring

For the three and six month periods ended June 30, 2011, we recorded restructuring charges of $0.04 million and $0.1 million, respectively. These 2011 charges consisted primarily of severance and branch office closure costs related to our Portamedic and Heritage Labs service lines. Restructuring charges for the three and six month periods ended June 30, 2010 were $0.1 million and $0.2 million, respectively, and were attributable to employee severance related to cost reduction actions taken in connection with our Portamedic and Hooper Holmes Services service lines.

Operating Loss

Our consolidated operating loss for the three month period ended June 30, 2011 was $1.5 million, or 4.0% of consolidated revenues, compared to a consolidated operating loss for the three month period ended June 30, 2010 of $0.3 million, or 0.8% of consolidated revenues. For the six month period ended June 30, 2011, our consolidated operating loss was $1.5 million, or 1.9% of consolidated revenues, compared to a consolidated operating loss for the six month period ended June 30, 2010 of $1.0 million, or 1.2% of consolidated revenues.

Other (Expense) Income

Interest income for the three month period ended June 30, 2011 was $0.02 million compared to $0.03 million for the prior year period. For the six month period ended June 30, 2011, interest income was $0.04 million compared to $0.08 million for the prior year period. The decrease for the three and and six month periods ended June 30, 2011 is due to lower cash balances and a lower rate of return.

Other (expense) income, net for the three and six months ended June 30, 2011 was a net loss of $0.08 million and $0.2 million, respectively and consisted of bank credit facility fees. Other (expense) income, net for each of the three and six month periods ended June 30, 2010, was a net gain of $1.5 million. Included in the results for the three and six months ended June 30, 2010 are bank credit facility fees, offset by a gain of $1.6 million representing the reversal of a reserve previously established for interest and penalties associated with a state unclaimed property matter for which the audit period has lapsed.

Income Taxes

We recorded a net tax expense of $0.03 million and $0.05 million for the three and six month periods ended June 30, 2011, respectively. For the three and six month periods ended June 30, 2010, we recorded a net tax expense of $0.01 million and $0.03 million, respectively. The tax expense recorded in the three and six month periods ended June 30, 2011 and 2010 reflect certain state tax liabilities. No federal or state tax benefits were recorded relating to the current year loss, as we continue to believe that a full valuation allowance is required on our net deferred tax assets.

Net (Loss) Income

Net loss for the three month period ended June 30, 2011 was $1.6 million, or $0.02 per share on both a basic and diluted basis, compared to net income of $1.2 million, or $0.02 per share on both a basic and diluted basis, in the same period of the prior year. Net loss for the six month period ended June 30, 2011 was $1.7 million, or $0.02 per share on both a basic and diluted basis, compared to net income of $0.5 million, or $0.01 per share on both a basic and diluted basis, in the same period of the prior year.

Liquidity and Capital Resources

As of June 30, 2011 our primary sources of liquidity are our cash provided by operations, holdings of cash and cash equivalents and revolving line of credit. At June 30, 2011 and December 31, 2010, our working capital was $30.6 million and $32.3 million, respectively. Our current ratio as of June 30, 2011 and December 31, 2010 was 3.5 to 1 and 3.6 to 1, respectively. Significant uses affecting our cash flows for the six month period ended June 30, 2011 include:

•	a combined net decrease in accounts payable, accrued expense and other long-term liabilities (including restructuring payments related to employee severance of $0.1 million) of $0.6 million; and

•	capital expenditures of $1.9 million.

These uses of cash were partially offset by:

•	a net loss of $1.7 million, including non-cash charges of $1.8 million in depreciation and amortization expense, and $0.3 million in share-based compensation expense;

•	a decrease in accounts receivable of $1.7 million; and

•	a decrease in other assets of $0.3 million.

Loan and Security Agreement

On March 9, 2009, we entered into a three year Loan and Security Agreement (as amended, the “Loan and Security Agreement”) with TD Bank, N.A. (“TD Bank”) (see Note 8 to the consolidated financial statements).  On December 1, 2010, we entered into the First Amendment with TD Bank. The First Amendment amends the terms and conditions of the Loan and Security Agreement dated as of March 9, 2009. Under the First Amendment, we will have the ability, on or prior to the second anniversary of the First Amendment, and subject to a determination by our Board of Directors authorizing such a transaction, to repurchase up to $5 million of our capital stock out of Qualified Cash (as such term is defined in the First Amendment), provided no Default or Event of Default (as such terms are defined in the Loan and Security Agreement) shall have otherwise occurred. In addition, under the First Amendment, the maturity date of the Loan and Security Agreement has been extended by one year (to March 8, 2013 from March 8, 2012), and commencing March 8, 2012 and at all times thereafter the unused line fee (usage fee) under the Loan and Security Agreement has been reduced from one percent (1%) per annum to one-half of one percent (1/2%) per annum, in each case on the difference between $15 million and the sum of the average daily outstanding principal balance of cash advances under the revolving credit line and the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.

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

During of the three and six month periods ended June 30, 2011, we incurred unused line fees of $0.04 million and $0.07 million, respectively. During of the three and six month periods ended June 30, 2010, we incurred unused line fees of $0.04 million and $0.07 million, respectively.

On April 22, 2009, we obtained from TD Bank and issued a letter of credit under the Loan and Security Agreement in the amount of $0.5 million to the landlord of our Heritage Labs facility as security for performance of our obligations under the lease.  The letter of credit has been automatically extended for additional periods of one year. In no event shall the letter of credit be renewed beyond December 31, 2011.  Also, in December 2009, we opened a $0.1 million TD VISA credit card account to be used by Hooper Holmes Services medical records retrieval service line. The letter of credit and the credit card reduced our borrowing capacity under our revolving line of credit.  As of June 30, 2011, our borrowing capacity under the revolving line of credit totaled $12.6 million (which is 85% of Eligible Receivables) and there were no outstanding borrowings.

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

The Loan and Security Agreement contains a financial covenant that requires us to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of the end of each of our fiscal quarters.  The fixed charge coverage ratio allows for the exclusion of unfinanced capital expenditures of up to $5.5 million from the denominator of the calculation provided we maintain pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  As of June 30, 2011, our average cash balance at TD Bank for the 90 days then ended, exceeded the pre-defined cash balance requirements, thereby allowing all unfinanced capital expenditures to be excluded from the denominator of the fixed charge coverage ratio calculation.  As of June 30, 2011, our fixed charge coverage ratio measured on a trailing 12-month period was 7.1 to 1 and, as such, we satisfied the financial covenant.  However, there is no assurance that we will satisfy this financial covenant as the end of each fiscal quarter thereafter.

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

The current challenging economic climate may lead to future reductions in revenues.  If revenues continue to decline compared to the prior year, operating losses may continue to occur, we may be required to take additional actions to further reduce costs, capital spending and restructure operations.  This would also reduce our cash reserves and potentially require us to borrow under the Loan and Security Agreement with TD Bank. Furthermore, there is no guarantee that our current and future cost reduction actions will generate the cost savings necessary to offset declining revenues.  If we are unsuccessful in implementing additional cost reduction initiatives and/or if revenues continue to decline at levels similar to or worse than that experienced in 2010, we may fail to satisfy the financial covenant contained in the Loan and Security Agreement and therefore would be prohibited from borrowing under the Loan and Security Agreement.  Further, as defined in the Loan and Security Agreement, TD Bank may at its sole discretion request additional security, reduce availability or determine if negative events are Events of Default. These and other factors would adversely affect our liquidity and our ability to generate profits in the future.

Based on our anticipated level of future revenues, the cost reduction initiatives implemented to date, our existing cash, cash equivalents and unused borrowing capacity, we believe we have sufficient funds to meet our cash needs through June 30, 2012.

Cash Flows from Operating Activities

For the six month periods ended June 30, 2011 and 2010, net cash provided by operating activities was $1.6 million and $4.7 million, respectively.

The net cash provided by operating activities for the six month period ended June 30, 2011 of $1.6 million reflects a net loss of $1.7 million and includes non-cash charges of $1.8 million of depreciation and amortization and $0.3 million of share-based compensation expense. Changes in working capital also included:

•
a decrease in accounts receivable of $1.7 million. Our consolidated days sales outstanding (“DSO”), measured on a rolling 90-day basis, was 42 days at June 30, 2011, compared to 40 days at December 31, 2010 and 44 days at June 30, 2010. Historically, our accounts receivable balances and our DSO are at their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out. Historically, we experience an increase in DSO primarily in the first quarter of each year, in comparison to the prior year-end DSO position. As has historically been the case, we believe our persistent collection efforts will reduce our DSO over the remainder of the year. Our consolidated allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $0.3 million since December 31, 2010, of which $0.0 million and $0.1 million was credited to revenue during the three and six month periods ended June 30, 2011, respectively;

•	a combined net decrease in accounts payable, accrued expenses and other long-term liabilities of $0.6 million; and

•	a decrease in other assets of $0.3 million.

The net cash provided by operating activities for the six months month period ended June 30, 2010 of $4.7 million reflects net income of $0.5 million and includes non-cash charges of $2.9 million of depreciation and amortization, and $0.4 million of share-based compensation expense. Net cash provided by operating activities also included the receipt of a $1.5 million federal tax refund. Changes in working also capital included:

•
a decrease in accounts receivable of $0.2 million. Our consolidated DSO, measured on a rolling 90-day basis, was 44 days at June 30, 2010, compared to 41 days at December 31, 2009 and 46 days at June 30, 2009. Historically, our accounts receivable balances and our DSO are at their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out. Historically, we experience an increase in DSO during the first quarter of each year, in comparison to the prior year-end position. Our consolidated allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $0.2 million since December 31, 2009, of which $0.1 million was reversed to revenue during the six month period ended June 30, 2010;

•	a decrease in accounts payable, accrued expenses and other long-term liabilities of $2.3 million; and

•	a decrease in other assets of $1.2 million.

Cash Flows used in Investing Activities

For the six month periods ended June 30, 2011 and 2010, we used $1.9 million and $1.7 million, respectively, in net cash for investing activities primarily for capital expenditures primarily related to the development of a new IT system for processing customer orders and our new iParamed technology platform.

Cash Flows used in Financing Activities

The net cash used in financing activities for the six month period ended June 30, 2011 of $0.3 million represents costs associated with our Loan and Security Agreement with TD Bank and a reduction in capital lease obligations.

The net cash used in financing activities for the six month period ended June 30, 2010 of $0.02 million represents costs associated with our Loan and Security Agreement with TD Bank and a reduction in capital lease obligations, offset by proceeds from the issuance of stock related to our employee stock purchase plan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchases

We did not purchase any shares of our common stock during the six month periods ended June 30, 2011 and 2010.

Dividends

No dividends were paid during the six month periods ended June 30, 2011 and 2010. We are restricted from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of the Loan and Security Agreement with TD Bank.

Contractual Obligations

As of June 30, 2011, there have been no material changes in contractual obligations as disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, under the caption “Contractual Obligations”.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There were no changes to our critical accounting policies during the six month period ended June 30, 2011. Such policies are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 8 to the unaudited interim consolidated financial statements and Item 2. of Part I included in this Quarterly Report. Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations. Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings. As of June 30, 2011, there were no borrowings outstanding.

As of June 30, 2011, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Readers should carefully consider, in connection with the other information in this Quarterly Report on Form 10-Q, the risk factors disclosed in Item 1A. “Risk Factors” in our 2010 Annual Report on Form 10-K. There are no material changes to such risk factors.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales or repurchases of equity securities during the fiscal quarter ended June 30, 2011.

ITEM 3	Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2011.

ITEM 4	Removed and Reserved

ITEM 5	Other Information

None

ITEM 6	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	hh-20110630.xml

101.SCH	hh-20110630.xsd

101.CAL	hh-20110630_cal.xml

101.DEF	hh-20110630_def.xml

101.LAB	hh-20110630_lab.xml

101.PRE	hh-20110630_pre.xml

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hooper Holmes, Inc.

Dated: August 12, 2011

By: /s/ Ransom J. Parker
Ransom J. Parker
Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Michael J. Shea
Michael J. Shea
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)