Form 10-Q
period 2011-09-30
HOOPER HOLMES INC
filed 2011-11-14
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares outstanding of the Registrant's common stock as of October 31, 2011 was:
Common Stock, $.04 par value - 69,669,587 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES

PART I - Financial Information

Item 1. Financial Statements (unaudited)

Hooper Holmes, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	September 30, 2011	December 31, 2010
ASSETS (Note 8)
Current assets:
Cash and cash equivalents	$17,965	$21,391
Accounts receivable, net of allowance for doubtful accounts of
$602 and $910 at September 30, 2011 and December 31, 2010,
respectively	20,049	19,484
Inventories	2,673	2,153
Other current assets	1,519	1,899
Total current assets	42,206	44,927

Property, plant and equipment at cost	53,288	49,895
Less: Accumulated depreciation and amortization	40,395	38,248
Property, plant and equipment, net	12,893	11,647

Intangible assets, net	275	537
Other assets	360	368
Total assets	$55,734	$57,479

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,333	$6,665
Accrued expenses	7,001	5,941
Total current liabilities	13,334	12,606
Other long-term liabilities	1,255	1,247
Commitments and contingencies (Note 9)

Stockholders' Equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 69,678,982 shares and 69,598,982 shares at September 30, 2011 and December 31, 2010, respectively. Outstanding: 69,669,587 shares and 69,589,587 shares at September 30, 2011 and December 31, 2010, respectively.	2,787	2,784
Additional paid-in capital	148,657	148,195
Accumulated deficit	(110,228)	(107,282)
	41,216	43,697
Less: Treasury stock, at cost; 9,395 shares as of September 30, 2011 and December 31, 2010	(71)	(71)
Total stockholders' equity	41,145	43,626
Total liabilities and stockholders' equity	$55,734	$57,479

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$38,157	$40,346	$116,662	$122,978
Cost of operations	28,685	30,064	87,157	90,753
Gross profit	9,472	10,282	29,505	32,225
Selling, general and administrative expenses	11,002	10,607	32,438	33,292
Restructuring charges	18	669	112	908
Operating loss from continuing operations	(1,548)	(994)	(3,045)	(1,975)
Other income (expense):
Interest expense	(4)	(2)	(13)	(8)
Interest income	16	27	52	104
Other income (expense), net	238	(73)	79	1,382
	250	(48)	118	1,478
Loss from continuing operations before income taxes	(1,298)	(1,042)	(2,927)	(497)

Income tax expense	32	175	81	202

Loss from continuing operations	(1,330)	(1,217)	(3,008)	(699)

Discontinued operations:
Gain on sale of subsidiary	62	—	62	—

Net loss	$(1,268)	$(1,217)	$(2,946)	$(699)
Basic and diluted loss per share:
Continuing operations
Basic	$(0.02)	$(0.02)	$(0.04)	$(0.01)
Diluted	$(0.02)	$(0.02)	$(0.04)	$(0.01)
Discontinued operations
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Net loss
Basic	$(0.02)	$(0.02)	$(0.04)	$(0.01)
Diluted	$(0.02)	$(0.02)	$(0.04)	$(0.01)

Weighted average number of shares - Basic	69,652,739	69,589,587	69,614,166	69,386,528
Weighted average number of shares - Diluted	69,652,739	69,589,587	69,614,166	69,386,528

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,946)	$(699)
Income from discontinued operation, net of income taxes	62	—
Loss from continuing operations	(3,008)	(699)

Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation	2,393	3,658
Amortization	262	302
Provision for bad debt expense	108	109
Share-based compensation expense	464	484
Write-off of software in development	210	—
Loss on disposal of fixed assets	6	135
Change in assets and liabilities:
Accounts receivable	(673)	(1,249)
Inventories	(520)	(55)
Other assets	388	1,132
Income tax receivable	—	1,461
Accounts payable, accrued expenses and other long-term liabilities	568	(480)
Net cash provided by operating activities of continuing operations	198	4,798

Cash flows from investing activities:
Capital expenditures	(3,276)	(2,993)
Net cash used in investing activities of continuing operations	(3,276)	(2,993)

Cash flows from financing activities:
Proceeds from issuance of stock related to employee stock purchase plan	—	153
Reduction in capital lease obligations	(247)	(105)
Debt financing fees	(101)	(101)
Net cash used in financing activities of continuing operations	(348)	(53)

Net (decrease) increase in cash and cash equivalents	(3,426)	1,752
Cash and cash equivalents at beginning of period	21,391	16,495
Cash and cash equivalents at end of period	$17,965	$18,247

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$745	$462
Fixed assets acquired by capital lease	$333	$50
Supplemental disclosure of cash paid during period for:
Income taxes	$103	$72
Interest	$—	$8

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
September 30, 2011
(in thousands, except share data, unless otherwise noted)

Note 1: Basis of Presentation

a) Hooper Holmes, Inc. and its subsidiaries (“Hooper Holmes” or the "Company”) provide health risk assessment services to the life insurance and health industries. The Company operates in one reportable operating segment and provides paramedical and medical examinations, personal health interviews and record collection, and laboratory testing, which help life insurance companies evaluate the risks associated with underwriting policies. The Company also conducts wellness screenings for wellness companies, disease management organizations and health plans.

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

The results of operations for the three and nine month periods ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

c) Included in cost of operations for the three and nine months ended September 30, 2011 is a credit of $0.6 million and $0.5 million, respectively, relating to a refund received by the Company from a supplier pertaining to improperly charged sales tax on purchased materials.

Note 2:	Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents.

The Company's net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the three and nine month periods ended September 30, 2011 and 2011 because the inclusion of common stock equivalents would have been antidilutive. Outstanding stock options to purchase approximately 4,512,000 and 4,323,000 shares of the Company's common stock were excluded from the calculation of diluted loss per share for the three and nine month periods ended September 30, 2011, respectively, and approximately 5,245,000 and 5,283,000 shares for the three and nine month periods ended September 30, 2010, respectively, because their exercise prices exceeded the average market price of the Company's common stock for such periods and, therefore, were antidilutive.

Note 3: Share-Based Compensation

Employee Share-Based Compensation Plans - On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, non-vested stock and performance shares. The 2008 Plan provides for the issuance of an aggregate of 5,000,000 shares. As of September 30, 2011, approximately 105,000 shares remain available for grant under the 2008 Plan.

Options under the 2008 Plan are granted at fair value on the date of grant, are exercisable in accordance with a vesting schedule specified in the grant agreement, and have contractual lives of 10 years from the date of grant. Options to purchase 800,000 of the Company's stock granted to certain executives of the Company in December 2010 vest 50% on each of the first and second anniversaries of the grant. Options to purchase 680,000 of the Company's stock granted to certain executives of the Company in July 2011 vest one-third on each of the first, second and third anniversaries of the grant. All other options granted by the Company vest 25% on each of the second through fifth anniversaries of the grant.

On May 24, 2011, the Company's shareholders approved the 2011 Omnibus Employee Incentive Plan (the "2011 Plan") providing for the grant of stock options and non-vested stock awards. The 2011 Plan provides for the issuance of an aggregate of 1,500,000 shares. As of September 30, 2011, no share-based awards had been granted under the 2011 Plan.

During the three month and nine month periods ended September 30, 2011, options for the purchase of 680,000 and 830,000 shares, respectively, were granted under the 2008 Plan. During the three and nine month periods ended September 30, 2010, options for the purchase of 1,000,000 and 1,135,000 shares, respectively, were granted under the 2008 Plan. The fair value of the stock options granted during the three and nine month periods ended September 30, 2011 and 2010 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Expected life (years)	5.4	5.6	5.4	5.4
Expected volatility	93.7%	91.7%	93.4%	91.7%
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.5%	1.5%	1.6%	1.6%
Weighted average fair value of options
granted during the period	$0.78	$0.42	$0.74	$0.45

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
The following table summarizes stock option activity for the nine month period ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2010	6,370,150	$2.07
Granted	830,000	1.00
Exercised	—	—
Expired	(200,750)	3.83
Forfeited	(562,500)	1.03
Outstanding balance at September 30, 2011	6,436,900	$1.97	6.6	$187
Options exercisable at September 30, 2011	3,045,650	$3.24	4.3	$35

The aggregate intrinsic value disclosed in the table above represents the difference between the Company's closing stock price on the last trading day of the quarter ended September 30, 2011 and the exercise price, multiplied by the number of in-the-money stock options.
No stock options were exercised during either of the nine month periods ended September 30, 2011 and 2010. Options for the purchase of 810,625 shares of common stock vested during the nine month period ended September 30, 2011, and the aggregate fair value at grant date of these options was $0.6 million. As of September 30, 2011, there was approximately $1.3 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 2.7 years.
In July 2009, an aggregate of 500,000 shares of non-vested stock were granted under the 2008 Plan. The shares vest as follows: 25% after two years and 25% on each of the next three anniversary dates thereafter. As of September 30, 2011, an aggregate of 300,000 shares of such non-vested stock were forfeited and 50,000 vested. In July 2011, an aggregate of 305,000 shares of non-vested stock were granted under the 2008 Plan. The shares vest as follows: 33% on each of the first and second anniversary dates and 34% on the third anniversary. As of September 30, 2011, no shares were forfeited and no shares were vested. The fair value of these stock awards was based on the grant date market value of $0.3 million. As of September 30, 2011, there was approximately $0.3 million of total unrecognized compensation cost related to non-vested stock awards. The cost is expected to be recognized over 2.8 years.
Employee Stock Purchase Plan - In February 2010, under the Stock Purchase Plan (2004) of Hooper Holmes, Inc. (the "2004 Plan"), purchase rights for up to 277,600 shares of the Company's stock were granted to eligible participating employees with an aggregate fair value of $0.1 million, based on the Black-Scholes pricing model. This offering period concluded in March 2011 and, in accordance with the 2004 Plan's automatic termination provision, no shares were issued. In February 2011, under the 2004 Plan, purchase rights for approximately 280,800 shares were granted with an aggregate fair value of $0.05 million, based on the Black-Scholes option pricing model. The February 2011 offering period will conclude in March 2012.
Other Stock Awards - On May 30, 2007, the Company's shareholders approved the Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company's stock to the Company's non-employee directors. The total number of shares that may be awarded under the 2007 Plan is 600,000. As of September 30, 2011, there remain available for grant approximately 420,000 shares under the 2007 Plan. Effective June 1, 2007, each non-employee member of the Board of Directors other than the non-executive chair receives 5,000 shares annually and the non-executive chair receives 10,000 shares annually of the Company's stock, with such shares vesting immediately upon issuance. The Company believes that the shares awarded under the 2007 Plan are “restricted securities”, as defined in SEC Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). The Company filed a Registration Statement on Form S-8 with respect to the 2007 Plan on April 16, 2008. The directors who receive shares under the 2007 Plan are "affiliates" as defined in Rule 144 under the Securities Act and thus remain subject to the applicable provisions of Rule 144. In addition, the terms of the awards (whether or not restricted) specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board or, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member. During the nine month periods ended September 30, 2011 and 2010, shares awarded under the 2007 Plan totaled 30,000 and 35,000, respectively.

The Company recorded $0.2 million and $0.5 million of share-based compensation expense in selling, general and administrative expenses for the three and nine month periods ended September 30, 2011, respectively, and $0.1 million and $0.5 million for the three and nine month periods ended September 30, 2010, respectively, related to stock options, non-vested stock, restricted stock awards and the 2004 Plan.

Note 4: Discontinued Operations
On June 30, 2008, the Company sold substantially all of the assets and liabilities of its Claims Evaluation Division (“CED”) operating segment. In connection with the sale of the CED, the Company has been released as the primary obligor for certain lease obligations acquired but remains secondarily liable in the event the buyer defaults. The fair value of the guarantee obligation at September 30, 2011 is $0.2 million. The guarantee is provided for the term of the lease, which expires in July 2015. As of September 30, 2011, the maximum potential amount of future payments under the guarantee is $0.4 million.
During the three and nine month periods ended September 30, 2011, the Company recorded a gain of $0.06 million representing the reversal of a liability for services provided to the CED. This liability is no longer deemed a liability of the Company or CED. The reversal is reflected in discontinued operations, gain on sale of subsidiary, in the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 2011.

Note 5: Intangible Assets

The following table presents certain information regarding the Company's intangible assets as of September 30, 2011 and December 31, 2010. All identifiable intangible assets are being amortized over their useful lives, as indicated below, with no residual values.

	Weighted
	Average	Gross
	Useful Life	Carrying	Accumulated	Net
(dollars in thousands)	(years)	Amount	Amortization	Balance
At September 30, 2011:
Customer relationships	9.7	$12,502	$12,286	$216
Trademarks and trade names	15.7	487	428	59
		$12,989	$12,714	$275
At December 31, 2010:
Customer relationships	9.7	$12,502	$12,044	$458
Trademarks and trade names	15.7	487	408	79
		$12,989	$12,452	$537

The aggregate intangible amortization expense for the nine month periods ended September 30, 2011 and 2010 was approximately $0.3 million and $0.3 million, respectively. Assuming no additional change in the gross carrying amount of intangible assets, the estimated intangible amortization expense for the remainder of 2011 and 2012 is $0.1 million and $0.2 million, respectively.

Note 6: Inventories

Inventory, which consists of finished goods and component inventory, is stated at the lower of average cost or market using the first-in first-out (FIFO) inventory method. Included in inventories at September 30, 2011 and December 31, 2010 are $2.0 million and $1.4 million, respectively, of finished goods and $0.7 million and $0.8 million, respectively, of components.

Note 7: Restructuring and Impairment Charges

During the three and nine month periods ended September 30, 2011, the Company recorded restructuring charges totaling $0.02 million and $0.1 million, respectively, which consisted of severance and branch office closure costs. As of September 30, 2011, all payments relating to this restructuring were complete.

During the three and nine month periods ended September 30, 2010, the Company recorded restructuring charges totaling $0.7 million and $0.9 million, respectively. The restructuring charges consisted of employee severance costs related to the resignation of the Company's former CEO and employee severance costs primarily related to cost reduction actions relating to the Company's Portamedic and Hooper Holmes Services service lines. As of September 30, 2011, all payments relating to these restructuring costs were complete.

During the year ended December 31, 2010, the Company recorded restructuring charges totaling $1.0 million. These charges consisted primarily of severance costs related to the resignation of the Company's former CEO and employee severance costs primarily relating to the Company's Portamedic and Hooper Holmes Services service lines. As of September 30, 2011, all payments relating to this restructuring were complete.

At September 30, 2011, $0.04 million of restructuring charges relating to 2009 were recorded in accrued expenses in the accompanying consolidated balance sheet. Cash payments related to the above described restructuring charges are expected to be completed within the next twelve months.

During the three and nine month periods ended September 30, 2011, the Company recorded a charge of $0.2 million relating to the write-off of certain software that was under development. The Company determined that the development to date would not support the intended functionality of the Company's order processing applications. This charge is reflected in Selling, general and administrative expenses in the accompanying consolidated statement of operations for the three and nine month periods ended September 30, 2011.

Note 8: Loan and Security Agreement

On March 9, 2009, the Company entered into a three year Loan and Security Agreement (as amended, the “Loan and Security Agreement”) with TD Bank, N.A. (“TD Bank”).     On December 1, 2010, the Company entered into the First Amendment and Modification to Loan and Security Agreement (the "First Amendment") with TD Bank.

Under the First Amendment, the Company has the ability, on or prior to the second anniversary of the First Amendment, and subject to a determination by the Company's Board of Directors authorizing such a transaction, to repurchase up to $5 million of its capital stock out of Qualified Cash (as such term is defined in the First Amendment), provided no Default or Event of Default (as such terms are defined in the Loan and Security Agreement) shall have otherwise occurred. In addition, under the First Amendment, the maturity date of the Loan and Security Agreement has been extended by one year (to March 8, 2013 from March 8, 2012) and, commencing March 8, 2012 and at all times thereafter, the unused line fee (usage fee) under the Loan and Security Agreement will reduce from one percent (1%) per annum to one-half of one percent (1/2%) per annum, in each case on the difference between $15 million and the sum of the average daily outstanding principal balance of cash advances under the revolving credit line and the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.

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

Borrowings of revolving credit loans shall take the form of LIBOR rate advances with the applicable interest rate being the greater of 1% per annum or the LIBOR rate, plus 3.5% for any borrowings up to March 8, 2012. Borrowings on March 9, 2012 and thereafter shall bear interest at the LIBOR rate plus 3.5% per annum (i.e., without regard to a 1% per annum minimum).

In connection with the Loan and Security Agreement, the Company paid closing fees of $0.2 million to the lender.  Through March 7, 2012, the Company is also obligated to pay, on a monthly basis in arrears, an unused line fee (usage fee) equal to 1% per annum on the difference between $15 million and the average daily outstanding principal balance of cash advances under the revolving credit line plus the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.  Effective March 8, 2012, the usage fee will be one-half of one percent (1/2%) per annum. In addition, the Company is required to pay an annual loan fee of $0.1 million.  During the three and nine month periods ended September 30, 2011, the Company incurred unused line fees of $0.04 million and $0.1 million, respectively. During the three and nine month periods ended September 30, 2010, the Company incurred unused line fees of $0.04 million and $0.1 million, respectively.

On April 22, 2009, the Company obtained from TD Bank and issued a letter of credit under the Loan and Security Agreement in the amount of $0.5 million to the landlord of the Company’s Heritage Labs facility as security for performance of the Company’s obligations under the lease.  The letter of credit had been automatically extended for additional periods of one year, but in no event shall the letter of credit be renewed beyond December 31, 2011.  Also, in December 2009, the Company opened a $0.1 million TD VISA credit card account to be used by Hooper Holmes Services medical records retrieval service line. The letter of credit and the credit card reduced the Company’s borrowing capacity under its revolving line of credit.  As of September 30, 2011, the Company’s borrowing capacity under the revolving line of credit totaled $14.4 million (which is 85% of Eligible Receivables) and there were no outstanding borrowings.

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

The Loan and Security Agreement contains a financial covenant that requires the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of the end of each of the Company’s fiscal quarters.  The fixed charge coverage ratio allows for the exclusion of unfinanced capital expenditures up to $5.5 million from the denominator of the calculation, provided the Company maintains pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  As of September 30, 2011, the Company’s average cash balances at TD Bank for the 90 days ended September 30, 2011 exceeded the pre-defined cash balance requirement under the fixed charge coverage ratio, thereby allowing all unfinanced capital expenditures to be excluded from the denominator of the fixed charge coverage ratio calculation.  As of September 30, 2011, the Company’s fixed charge coverage ratio measured on a trailing 12-month period was 5.4 to 1.0 and as such, the Company satisfied the financial covenant. However, there is no assurance that the Company will satisfy this financial covenant as the end of each fiscal quarter thereafter.

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

The current challenging economic climate may lead to future reductions in revenues.  If revenues continue to decline compared to prior years, operating losses may continue to occur, and the Company may be required to take additional actions to further reduce costs, capital spending and restructure operations.  This would also reduce the Company's cash reserves and potentially require the Company to borrow under the Loan and Security Agreement with TD Bank. Furthermore, there is no guarantee that the Company's current and future cost reduction actions will generate the cost savings necessary to offset declining revenues.  If the Company is unsuccessful in implementing additional cost reduction initiatives and/or if revenues continue to decline at levels similar to or worse than that experienced in the current and prior years, the Company may fail to satisfy the financial covenant contained in the Loan and Security Agreement and therefore would be prohibited from borrowing under the Loan and Security Agreement.  Further, as provided in the Loan and Security Agreement, TD Bank may at its sole discretion request additional security, reduce availability or determine if negative events are Events of Default. These and other factors would adversely affect the Company's liquidity and its ability to generate profits in the future.

Note 9: Commitments and Contingencies

The Company has employment retention or change in control agreements with the executive officers of the Company for a one year period from the date a change in control occurs, as defined in the agreements.

On July 11, 2003, the Company received a determination from the Internal Revenue Service that one individual the Company contracted with as an independent contractor, should have been classified as an employee in 2002. This ruling also applied to any other individuals engaged by the Company under similar circumstances. The ruling stated that the Company may not be subject to adverse consequences as the Company may be entitled to relief under applicable tax laws (Section 530 of the Revenue Act of 1978). Management believes that the Company qualifies for relief under Section 530. To date, the Company has not received any further communication from the Internal Revenue Service.

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

Note 10: Litigation

On July 22, 2009, an individual named Nicolo Genovese filed suit in the Supreme Court of the State of New York, County of Suffolk in which he alleged, among other things, that an insurance company and numerous other corporate and individual defendants, including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008) and Hooper Holmes, Inc. violated various state laws in connection with the arranging of independent medical exams.  With respect to Hooper Evaluations, Inc. and certain other named defendants who were part of the CED, the Company has retained liability for this litigation following the sale of substantially all of the assets of the CED.  On October 26, 2009, a motion to dismiss the complaint was filed on behalf of the Company and the former CED entities.  The motion to dismiss was granted by order filed on September 7, 2011, and the case was dismissed with prejudice. On September 28, 2011, plaintiff filed a Notice of Appeal in the Appellate Division of the Supreme Court of the State of New York.
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

Note 11: Income Taxes

The Company recorded tax expense of $0.03 million and $0.08 million for the three and nine month periods ended September 30, 2011, respectively, reflecting certain state tax liabilities. No amounts were recorded for unrecognized tax benefits or for the payment of interest and penalties during the three and nine month periods ended September 30, 2011. For each of the three and nine month periods ended September 30, 2010, the Company recorded tax expense of $0.2 million. The tax expense recorded, including interest, for the three and nine month periods ended September 30, 2010 is primarily due to an additional accrual in one state for tax years 2007 and 2008, and the true-up of the 2009 tax provision for this state. No federal or state tax benefits were recorded relating to the current year loss, as the Company continues to believe that a full valuation allowance is required on its net deferred tax assets.

In July 2008, the Company received notification from the Internal Revenue Service that it had completed its audits of the Company's tax returns for the years 2001 through 2006 with no adjustments. State income tax returns for the year 2006 and forward are subject to examination.

As of September 30, 2011, the Company has U.S. federal and state net operating loss carryforwards of approximately $84.7 million and $87.3 million, respectively. The net operating loss carryforwards, if unutilized, will expire in the years 2011 through 2031.

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

Our Portamedic paramedical examination services accounted for 64.9% and 69.8% of revenues for the three month periods ended September 30, 2011 and 2010, respectively, and 68.7% and 72.7% of revenues for the nine month periods ended September 30, 2011 and 2010, respectively. As a provider of health risk assessment services to the insurance industry, our business is subject to seasonality, with third quarter sales typically dropping below the other quarters due to the decline in activity typically experienced by the insurance industry during the summer months.

Leadership Transition

New senior managerial talent has been brought into our Company to strengthen business performance. Ransom J. Parker was appointed President and CEO in September 2010. Mr. Parker is a senior executive, director, and private equity investor with considerable experience in operations and management, sales and marketing, and healthcare technology. In January 2011, Lori Gorman was appointed Chief Operations Officer. In the prior year, Ms. Gorman demonstrated success in improving operational performance and reducing costs in three of the Company's service lines. In January 2011, Anthony Mendicino was appointed Senior Vice President for Risk Assessment Sales, a newly-created position responsible for the sale of all products and services to the insurance industry. Mr. Mendicino joined the Company from Siemens Medical Solutions USA, a leading provider of software and medical equipment to the healthcare industry. In October 2011, Susheel Jain was appointed Senior Vice President for Health Care and is responsible for sales, business development, product strategy and account management for the Company's Health & Wellness service line. Previously, Mr. Jain served as Vice President at WellPoint, Inc., one of the largest health benefits companies in the United States, where he was responsible for developing new care management services, including integrated wellness and incentive solutions.

Highlights for the Three and Nine Month Periods Ended September 30, 2011

The Company

Financial Results for the Three Month Period Ended September 30, 2011

For the three month period ended September 30, 2011, consolidated revenues totaled $38.2 million, a 5.4% decline from the corresponding prior year period. Our gross profit totaled $9.5 million for the three month period ended September 30, 2011 versus $10.3 million in the comparable period of the prior year. Our gross profit percentage was 24.8% for the three month period ended September 30, 2011, a 70 basis point reduction compared to a gross profit percentage of 25.5% for the three month period ended September 30, 2010, primarily attributable to gross profit declines in our Portamedic service line. Included in the results (cost of operations) for the three month period ended September 30, 2011, is a credit of $0.6 million relating to a refund received from a supplier pertaining to improperly charged sales tax on purchased materials. Had this credit not been recorded in the three month period ended September 30, 2011, our gross profit percentage would have declined to 23.2% from 25.5% for the three month period ended September 30, 2010.

SG&A expenses were $11.0 million in the three month period ended September 30, 2011, an increase of $0.4 million, or 3.7%, in comparison to the three month period ended September 30, 2010. During the three month period ended September 30, 2011, restructuring charges totaled $0.02 million, consisting primarily of severance costs. Included in SG&A for the three month period ended September 30, 2011, is a charge of $0.2 million relating to the write-off of certain software that was under development. The Company determined that the development to date would not support the intended functionality of the Company's ordering processing applications. Results for the three month period ended September 30, 2010 included restructuring charges totaling $0.7 million, consisting of severance related to the resignation of our former CEO and cost reductions associated with our Portamedic and Hooper Holmes Services service lines.

Our operating loss from continuing operations for the three month period ended September 30, 2011 was $1.5 million compared to a $1.0 million loss for the comparable prior year period.

For the three month period ended September 30, 2011, we incurred a net loss from continuing operations of $1.3 million, or $0.02 per share on both a basic and diluted basis, compared to net loss of $1.2 million, or $0.02 per share on both a basic and diluted basis, for the comparable prior year period. Included in our results for the three month period ended September 30, 2011 is a $0.2 million gain, in Other income (expense), representing the reversal of a reserve previously established for interest and penalties associated with certain state unclaimed property matters.

Financial Results for the Nine Month Period Ended September 30, 2011

For the nine month period ended September 30, 2011, consolidated revenues totaled $116.7 million, a 5.1% decline from the corresponding prior year period. Our gross profit totaled $29.5 million for the nine month period ended September 30, 2011 versus $32.2 million in the comparable period of the prior year. Our gross profit percentage was 25.3% for the nine month period ended September 30, 2011, a 90 basis point decline compared to a gross profit percentage of 26.2% for the nine month period ended September 30, 2010. Included in the results for the nine month period ended September 30, 2011, is a credit of $0.5 million recorded in cost of operations relating to a refund received from a supplier pertaining to improperly charged sales tax on purchased materials. Had this credit not been recorded in the nine month period ended September 30, 2011, our gross profit percentage would have declined to 24.8% from 26.2% for the nine month period ended September 30, 2010.

SG&A expenses were $32.4 million in the nine month period ended September 30, 2011, a decline of $0.9 million in comparison to the nine month period ended September 30, 2010. During the nine month period ended September 30, 2011, restructuring charges totaled $0.1 million, consisting primarily of severance and branch office closure costs. Included in SG&A for the nine month period ended September 30, 2011, is a charge of $0.2 million relating to the write-off of certain software that was under development. The Company determined that the development to date would not support the intended functionality of the Company's ordering processing applications. Results for the nine month period ended September 30, 2010 included restructuring charges totaling $0.9 million, consisting of severance related to the resignation of our former CEO and cost reductions related to our Portamedic and Hooper Holmes Services service lines.

Our operating loss from continuing operations for the nine month period ended September 30, 2011 was $3.0 million compared to a $2.0 million loss for the comparable prior year period.

For the nine month period ended September 30, 2011, we incurred a net loss from continuing operations of $3.0 million, or $0.04 per share on both a basic and diluted basis, compared to a net loss of $0.7 million, or $0.01 per share on both a basic and diluted basis, for the comparable prior year period. Included in our results for the nine month period ended September 30, 2011 is a $0.2 million gain representing the reversal of a reserve previously established for interest and penalties associated with certain state unclaimed property matters. Included in our results for the nine month period ended September 30, 2010 is a $1.6 million gain representing the reversal of a reserve previously established for interest and penalties associated with a state unclaimed property matter for which the audit period had lapsed.

For the remainder of 2011, we expect to continue our investments in new systems such as the deployment of our iParamed e-Exam, along with launching our new website to simplify customer ordering and tracking. We will continue to invest in our employees, both new and existing, through strategic hiring and pay-for-performance plans that will enable us to attract and retain talented employees. Although we will be investing in targeted initiatives to improve revenue, we will continue to manage our baseline costs efficiently. We believe the impact of these investments will become evident during the fourth quarter of 2011, as demonstrated by a reduced rate of revenue decline, while positioning the Company for sustained growth and profitability in 2012.

Portamedic

In the quarter ended September 30, 2011, Portamedic revenues decreased approximately 12.0% in comparison to the prior year period. Our revenue decline is primarily attributable to a decline in completed examinations in the third quarter 2011 of 8.6% compared to the third quarter of 2010 and a 4.3% reduction in the average revenue per paramedical examination. We continue to believe that achieving acceptable profitability levels will require top-line revenue growth, including the reversal of past revenue declines. Although we have contracts or billing approvals with over 90% of the insurance carriers in the marketplace, the number of paramedical examinations we complete on life insurance applicants continues to decline. The rate of decline in completed examinations was 8.6% in the third quarter of 2011, 11.7% for the full year 2010 and 14.2% for the third quarter of 2010 as compared to the comparable prior year periods. In order to reverse our decline in completed examinations, we are taking steps to achieve greater sales success with local agents, brokers, direct marketers and insurance carriers.

The general market for Portamedic's services has steadily declined.  For example, according to LIMRA, a life insurance industry research organization, there were approximately 9 million applications for life insurance completed in the United States in 2009, compared to approximately 17 million applications in 1985.  The U.S. Life Insurance Application Index maintained by MIB Solutions, a life insurance industry research organization, declined 0.3% in the quarter ended September 30, 2011 compared to the prior year period and 1.2% for the full year 2010 compared to 2009. Notwithstanding these declines, we believe that the market continues to offer attractive opportunities to a company that can sell its services effectively and distinguish itself from its competitors.

We have taken the following steps to increase our market share and improve top-line revenue:

•
In early 2011, we completed sales leadership changes in both of our insurance carrier and field sales organizations. In addition, we are taking steps to strengthen our national and local sales forces, including recruiting experienced sales leaders and improving sales training.

•
We are continuing the rollout of our iParamed Solutions, a new technology platform that improves underwriting accuracy and requires only "one touch" with an applicant. The iParamed platform delivers a complete, digital case file for any life insurance applicant, sending structured data into our customers' underwriting or workflow systems. We believe iParamed will help our customers place more business faster, and has the potential to significantly reduce our customers' total cost of underwriting. As of September 30, 2011, we deployed 855 iParamed-equipped netbooks to our examiners, in 82 Portamedic branch offices in 47 states. We expect this rollout to continue throughout 2011 and into 2012.

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

•
We are developing a new website, integrated with our back end operations, to make it easier for Portamedic customers to enter orders and track order status. We believe that this website will increase customer satisfaction. We expect to deploy this new website to our Portamedic customers in the fourth quarter of 2011, and eventually to extend this website to facilitate the ordering and status of all of our risk assessment services.

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

•
In an effort to improve the speed, accuracy and consistency of services provided to our Portamedic customers, we decided in December 2008 to begin the development of a new IT system for processing customer orders. Based on our current project timetable, this system is scheduled for completion during the first quarter of 2012 and is now expected to cost $3.9 million, including implementation costs. The $3.9 million represents a change from our previous estimate of $3.2 million and is primarily due to the incorporation of additional specifications and functionality required to meet the needs of our customers. We spent approximately $1.6 million as of December 31, 2010, an additional $1.3 million during the nine months ended September 30, 2011, with the remaining $1.0 million expected to be incurred during the remainder of 2011. We believe this new IT system will enhance the quality of service to our customers, while improving productivity and decreasing future cash outlay.

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

Heritage Labs

Heritage Labs services consist principally of performing tests of blood, urine and oral fluid specimens, and the assembly and sale of kits used in the collection and transportation of such specimens to its lab facility. Heritage Labs revenues in the third quarter of 2011 of $3.2 million decreased 3.7% in comparison to the prior year period. In the third quarter of 2011, approximately 60% of Heritage Labs revenue came from lab testing and 40% came from the sale of specimen kits.

Most of Heritage Labs revenue originates from paramedical exam companies (including Portamedic), and therefore Heritage Labs is affected by the same negative market trends affecting Portamedic, namely the decline in the number of life insurance applications. In response, Heritage Labs has taken the following steps to attempt to expand its market share and increase revenues:

•
During the first quarter of 2011, Heritage Labs appointed Gurmukh Singh, M.D. as Lab Director. Heritage Labs also appointed Patricia A. Thomas, M.D. as Assistant Lab Director. Dr. Singh will oversee the day-to-day pathology-related matters and Dr. Thomas will serve in an advisory capacity with a focus on potential new lab services.

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

•
We are developing a "risk score" methodology to help our insurance clients better understand the mortality implications between and among interactions of multiple tests related to specific disease states. We believe that the mortality data we are providing are unique and more complex than the data being provided by our competitors. We continue to use sophisticated data modeling to gain a better understanding of the true mortality consequences of the laboratory tests that we provide to the insurance industry.

•
Heritage Labs received a Certificate of Registration in May 2010 and is now an ISO 13485:2003 registered company. The certification means that Heritage Labs has passed all of the audit requirements and is officially recognized as being a provider of medical devices and related services that consistently meet customer and regulatory requirements. The certification also means that Heritage Labs has developed, implemented and maintained a quality management system that focuses on providing safe and effective medical devices. ISO 13485 is currently recognized by the European Union, the United States, Canada, Japan, and Taiwan, among others.

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

Health & Wellness

Our Health & Wellness service line recorded revenues of approximately $5.7 million in the third quarter of 2011, an increase of $2.0 million, or 55.1%, from the prior year period, primarily attributable to new customer revenue, along with an increased number of screenings from existing customers. In the third quarter of 2011, we performed approximately 111,000 health screenings. In the third quarter of 2010, we performed approximately 72,000 health screenings. During the third quarter of 2011, we provided our services to 50 health management companies, up from 37 health management companies in the third quarter of 2010. We have conducted screening events in every state in the U.S. as well as the District of Columbia and Puerto Rico. To date, we have certified approximately 2,900 of the examiners in our network to be “wellness certified” examiners.

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

In October 2011, Susheel Jain was appointed Senior Vice President for Health Care and is responsible for sales, business development, product strategy and account management for the Health & Wellness service line. Previously, Mr. Jain served as Vice President at WellPoint, Inc., one of the largest health benefits companies in the United States, where he was responsible for developing new care management services, including integrated wellness and incentive solutions.

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

•
Hooper Holmes OnSitesm, a face-to-face, on-premises health coaching service for work locations with most any number of employees. The service is delivered by specially trained Health Champions many of whom are physical therapists, personal trainers and nutritionists. We believe OnSite is an important addition to our service line because it should better enable our customers to motivate behavior change among participants.

We believe that we are well-positioned to capture a significant share of the health and care management market served by Health & Wellness.  However, the success of Health & Wellness will depend in part upon the success of our customers' health and care management initiatives with employers.  If the return on investment in these initiatives is not sufficiently high, our Health & Wellness business may not reach its full potential.  Notwithstanding, we believe we are well positioned to capitalize on this opportunity given our Company’s assets, including Heritage Labs, our proprietary Health & Wellness IT system, and our network of certified examiners.

Hooper Holmes Services

Hooper Holmes Services revenues for the third quarter 2011 were $4.9 million, a decrease of 13.1% in comparison to the prior year period.

Health Information Services (which includes our attending physician statement “APS” retrieval services, inspection reporting and our physicians information line “PIL”) revenues totaled $2.5 million in the third quarter of 2011, a decrease of 11.6% in comparison with the prior year period. This decrease in revenue is primarily due to a decline in both the number of APS/PIL units performed and average price per unit during the third quarter of 2011 as compared to the prior year period. Revenues from our risk management and underwriting services decreased 18.3% in the third quarter of 2011 to $0.9 million compared to the prior year period, primarily due to a decline in revenue from a few of our larger customers. Consumer Services includes our tele-underwriting/interviewing services. Revenues from Consumer Services for the third quarter of 2011 totaled $1.0 million, a decline of 17.5% as compared to the prior year period. The decrease in revenue is primarily due to a decline in the number of tele-underwriting/interviewing units completed of 19.3% as compared to the third quarter of 2010.

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

In the third quarter of 2011, the metrics which we monitored included:

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three and nine month periods ended September 30, 2011 and 2010

The table below sets forth our revenue by service line for the periods indicated.

(in thousands)	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change

Portamedic	$24,762	$28,152	(12.0)%	$80,152	$89,355	(10.3)%
Heritage Labs	3,164	3,285	(3.7)%	10,331	10,043	2.9%
Health & Wellness	5,710	3,681	55.1%	11,680	8,521	37.1%
Hooper Holmes Services	4,944	5,687	(13.1)%	15,931	16,615	(4.1)%
Subtotal	38,580	40,805		118,094	124,534
Intercompany eliminations(a)	(423)	(459)		(1,432)	(1,556)
Total	$38,157	$40,346	(5.4)%	$116,662	$122,978	(5.1)%

(a) represents intercompany sales from Heritage Labs to Portamedic

Revenues

Consolidated revenues for the three month period ended September 30, 2011 were $38.2 million, a decline of $2.2 million, or 5.4%, from the prior year period. For the nine month period ended September 30, 2011, our consolidated revenues were $116.7 million compared to $123.0 million in the corresponding period of the prior year. As explained in greater detail below, similar market forces influenced the revenues and operating results of our service lines throughout the three and nine month periods ended September 30, 2011.

Portamedic

Portamedic revenues in the third quarter of 2011 were $24.8 million, a decrease of $3.4 million, or 12.0%, compared to the prior year period. For the nine month period ended September 30, 2011, revenue decreased to $80.2 million compared to $89.4 million for the same period of the prior year, or 10.3%. The decline in Portamedic revenues reflects the net impact of:

•
decreased paramedical examinations performed in the third quarter of 2011 of approximately 8.6% (286,000 in the third quarter of 2011, or 4,473 per day, vs. 313,000 in the third quarter of 2010, or 4,887 per day), and in the nine month period ended September 30, 2011 of approximately 7.2% (931,000 in the nine month period ended September 30, 2011, or 4,850 per day, vs. 1,003,000 in the nine month period ended September 30, 2010, or 5,253 per day); and

•
lower average revenue per paramedical examination in the third quarter of 2011 of approximately 4.3% as compared to the third quarter of 2010 ($86.37 in the third quarter of 2011 vs. $90.22 in the third quarter of 2010), and in the nine month period ended September 30, 2011, a lower average revenue per paramedical examination of approximately 3.7% ($86.07 in the nine month period ended September 30, 2011 vs. $89.37 in the nine month period ended September 30, 2010).

The reduction in the number of paramedical examinations and related services performed in the third quarter and nine months ended September 30, 2011 is primarily attributable to a decline in life insurance application activity at several of our large customers and the continued weakness of the U.S. economy.

Heritage Labs

Heritage Labs revenues in the third quarter of 2011 were $3.2 million, a decrease of $0.1 million, or 3.7%, compared to the prior year period primarily due to a 6.3% decrease in revenue from lab testing, offset by slightly improved revenue from our kit assembly service line.

For the nine month period ended September 30, 2011, revenue increased to $10.3 million compared to $10.0 million for the same period of the prior year, or 2.9%. This increase is attributable to a 1.3% increase in lab testing along with a 5.2% increase in our kit assembly service line.

During the third quarter of 2011, revenue from lab testing (approximately 60% of total Heritage Labs revenue in the third quarter of 2011) decreased 6.3% in comparison to the prior year period. For the nine month period ended September 30, 2011, revenue from lab testing increased 1.3% in comparison to the prior year period. Heritage Labs tested 13.2% fewer specimens compared to the prior year period (112,000 in the third quarter of 2011 vs. 129,000 in the third quarter of 2010), and 3.6% fewer specimens in the first nine months of 2011 compared to the same period in 2010 (375,000 vs. 389,000). Since most Heritage lab testing originates from a Portamedic exam, Heritage is affected by the same negative market trends affecting Portamedic, namely the decline in life insurance applications. Heritage Labs average revenue per specimen tested increased in the third quarter of 2011 compared to the prior year period ($16.92 in the third quarter of 2011 vs. $15.69 in the third quarter of 2010), and in the first nine months of 2011 compared to the same period in 2010 ($16.31 in the nine month period ended September 30, 2011 vs. $15.55 in the nine month period ended September 30, 2010). These increases in average revenue per specimen tested are primarily due to product mix.

Revenue from lab kit assembly (approximately 40% of Heritage Labs revenue in the kits in the third quarter of 2011) was $1.3 million, and basically flat in comparison to the prior year results. For the nine month period ended September 30, 2011, specimen kit revenue increased to $4.2 million compared to $4.0 million for the same period of the prior year, or 5.2%. This increase is primarily due to increased demand from two Heritage Labs customers.

Approximately 75-80% of total specimens tested by Heritage Labs originate from a Portamedic paramedical exam or a Health & Wellness screening.

Health & Wellness

Health & Wellness revenues in the third quarter of 2011 were $5.7 million, an increase of $2.0 million, or 55.1%, compared to the prior year period. For the nine month periods ended September 30, 2011 and 2010, revenues totaled $11.7 million and $8.5 million, respectively. Health & Wellness performed approximately 111,000 health screenings in the third quarter of 2011. For the nine month period ended September 30, 2011, we performed approximately 221,000 health screenings. In the third quarter of 2010, Health & Wellness completed approximately 72,000 health screenings. For the nine months ended September 30, 2010, we completed approximately 159,000 health screenings. Our revenue increase in the three and nine month periods ended September 30, 2011 (when compared to the prior year periods) is primarily attributable to new customer revenue, along with an increased number of screenings from existing customers.

During the third quarter of 2011, we provided our services to 50 health management companies, up from 37 in the third quarter of 2010. We have conducted screening events in every state in the U.S. as well as in the District of Columbia and Puerto Rico. To date, we have certified approximately 2,900 of the examiners in our network to be “wellness certified” examiners.

Hooper Holmes Services

Hooper Holmes Services revenues for the third quarter of 2011 were $4.9 million, a decrease of 13.1% from the prior year period. For the nine month periods ended September 30, 2011 and 2010, revenues totaled $15.9 million and $16.6 million, respectively.

Health Information Services revenue totaled $3.1 million in the third quarter of 2011, a decrease of $0.3 million, or 9.9%, compared to the prior period, and decreased 4.6% to $9.4 million in the nine months ended September 30, 2011 as compared to the prior year period. Revenue from our APS retrieval and PIL decreased 11.6% to $2.5 million in the third quarter of 2011 as compared to the prior year period primarily due to a decrease of 7.5% in the number of units performed during the third quarter as compared to the prior year period. A decrease of 4.4% in the average price per unit also contributed to the decline in revenue for the third quarter of 2011 as compared to the prior year period. During the nine month period ended September 30, 2011, revenue from our APS retrieval and PIL totaled decreased 3.9% in comparison to the prior year period. This decline in revenue is primarily due to a 4.0% decrease in average price per unit as the number of units performed in the nine month periods ended September 30, 2011 and 2010 were consistent. Inspection and Motor Vehicle Report ("MVR") reporting revenue totaling $0.6 million in the third quarter of 2011 and declined 1.6% as compared to the prior year period. For the nine month period ended September 30, 2011, inspection and MVR reporting revenue declined 7.7% to $1.7 million as compared to the prior year period.

Health Risk Analytics includes our risk management and underwriting services. Revenues decreased 18.3% in the third quarter of 2011 to $0.9 million compared to the prior year period primarily due to a decline in revenue from several large customers. For the nine months ended September 30, 2011, revenue increased 1.5% to $3.0 million primarily due to increased revenue from one of our larger customers, offset to some extent, by decreased revenue from another of our larger customers.

Consumer Services includes our tele-underwriting/interviewing services. Revenues from Consumer Services for the third quarter of 2011 decreased 17.5% to $1.0 million as compared to the prior year period. For the nine month period ended September 30, 2011 revenues decreased 7.6% to $3.5 million as compared to the prior year period. The decrease in revenue is primarily due to a decline in the number of tele-underwriting/interviewing units completed of 19.3% as compared to the third quarter of 2010, and 10.5% as compared to the first nine months of 2010. The average price per unit for the three and nine month periods ended September 30, 2011 increased 2.2% and 3.3%, respectively, as compared to the prior year periods.

Cost of Operations

Consolidated cost of operations amounted to $28.7 million for the third quarter of 2011, compared to $30.1 million for the prior year period. For the nine months ended September 30, 2011, cost of operations was $87.2 million compared to $90.8 million for the nine months ended September 30, 2010. The following table shows cost of operations as a percentage of revenues for the corresponding service lines.

(in thousands)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011	As a % of Revenues	2010	As a % of Revenues	2011	As a % of Revenues	2010	As a % of Revenues
Portamedic/Health & Wellness	$22,981	75.4%	$23,932	75.2%	$69,465	75.6%	$72,281	73.8%
Heritage Labs	2,124	67.1%	2,027	61.7%	6,883	66.6%	6,372	63.4%
Hooper Holmes Services	4,002	80.9%	4,583	80.6%	12,244	76.9%	13,570	81.7%
Subtotal	29,107		30,542		88,592		92,223
Intercompany eliminations (a)	(422)		(478)		(1,435)		(1,470)
Total	$28,685	75.2%	$30,064	74.5%	$87,157	74.7%	$90,753	73.8%

(a) represents intercompany cost of operations pertaining to sales from Heritage Labs to Portamedic

The decrease in the consolidated cost of operations in dollars for the three and nine month periods ended September 30, 2011 compared to the prior year periods was primarily attributable to lower cost of operations in our Portamedic service line, which was attributable to reduced revenue levels. Cost of operations for Portamedic for the three and nine month periods ended September 30, 2011, includes a credit of $0.6 million and $0.5 million, respectively, relating to a refund received from a supplier pertaining to improperly charged sales tax on purchased materials. The decrease in Portamedic cost of operations was partially offset by higher cost of operations in Heritage Labs and Health & Wellness due to increased revenues. In addition, Hooper Holmes Services cost of operations declined as a result of cost reduction actions implemented during the past twelve months.

As a percentage of revenues, cost of operations increased to 75.2% and 74.7% for the three and nine month periods ending September 30, 2011, compared to 74.5% and 73.8% in the comparable prior year periods, respectively. Consolidated cost of operations as a percentage of revenues for the three and nine month periods ended September 30, 2011, excluding the $0.6 million and $0.5 million credit, respectively, noted above, would have been 76.8% and 75.2%, respectively. The increase in cost of operations as a percentage of revenue is primarily attributable to our Portamedic service line. A significant percentage of costs associated with our Portamedic service line are fixed and, therefore, did not decrease as revenues declined.

Selling, General and Administrative Expenses

(in thousands)	For the Three Months Ended September 30,		Increase	For the Nine Months Ended September 30,		Decrease
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Selling, general and administrative expenses	$11,002	$10,607	$395	$32,438	$33,292	$(854)

Consolidated SG&A expenses for the three month period ended September 30, 2011 increased $0.4 million compared to the comparable period. The increase is primarily attributable to increases of:

•	Sales salaries and expenses totaling $0.2 million;

•	Incentive compensation expense totaling $0.3 million;

•	Corporate salaries and expenses for the Training and IT departments, totaling $0.3 million;

•	Health insurance costs and employee paid time off accrual totaling $0.1 million,

•	Recruiting costs associated with certain executive level and IT positions totaling $0.1 million, and

•	Write-off of certain order processing application software totaling $0.2 million.

These increases in SG&A were offset by reduced:

•
Depreciation expense of IT systems and hardware and accelerated depreciation expense related to the reduction of the estimated useful life of our current customer service order tracking systems, which totaled $0.3 million;

•	Administrative headcount reductions at Hooper Holmes Services and Heritage Labs, totaling $0.2 million,

•	Outside legal fees and workers compensation costs totaling $0.1 million, and

•	Reduced strategic initiative consulting costs totaling $0.2 million.

Consolidated SG&A expenses for the nine month period ended September 30, 2011 decreased $0.9 million compared to the comparable period. This decrease is primarily attributable to reductions of:

•
Depreciation expense of IT systems and hardware and accelerated depreciation expense related to the reduction of the estimated useful life of our current customer service order tracking systems, which totaled $1.3 million;

•	Administrative headcount reductions and expenses for Portamedic, Hooper Holmes Services and Heritage Labs, totaling $1.1 million, and

•	Outside legal fees, employee paid time off accrual and workers compensation costs totaling $0.4 million, and

•	Strategic initiative consulting fees totaling $0.2 million.

These decreases in SG&A were offset by increases of:

•	Incentive compensation expense totaling $0.9 million;

•	Corporate salaries and expenses for the Training and IT departments, totaling $0.5 million;

•	Sales salaries and expenses totaling $0.3 million;

•	Health insurance costs $0.1 million, and

•	Recruiting costs associated with certain executive level and IT positions totaling $0.2 million, and

•	Write-off of certain order processing application software totaling $0.2 million.

Restructuring

For the three and nine month periods ended September 30, 2011, we recorded restructuring charges of $0.02 million and $0.1 million, respectively. These 2011 charges consisted primarily of severance and branch office closure costs. Restructuring charges for the three and nine month periods ended September 30, 2010 were $0.7 million and $0.9 million, respectively, and consisted of severance related to the resignation of our former CEO and employee severance associated with cost reduction actions taken in connection with our Portamedic and Hooper Holmes Services service lines.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the three month period ended September 30, 2011 was $1.5 million, or 4.1% of consolidated revenues, compared to a consolidated operating loss for the three month period ended September 30, 2010 of $1.0 million, or 2.5% of consolidated revenues. For the nine month period ended September 30, 2011, our consolidated operating loss from continuing operations was $3.0 million, or 2.6% of consolidated revenues, compared to a consolidated operating loss from continuing operations for the nine month period ended September 30, 2010 of $2.0 million, or 1.6% of consolidated revenues. Our consolidated operating loss from continuing operations for the three and nine month periods ended September 30, 2011 include a reduction of $0.6 million and $0.5 million, respectively, in cost of operations relating to a refund from a supplier pertaining to improperly charged sales tax on purchased materials.

Other Income (Expense)

Interest income for the three month period ended September 30, 2011 was $0.02 million compared to $0.03 million for the prior year period. For the nine month period ended September 30, 2011, interest income was $0.05 million compared to $0.1 million for the prior year period. The decrease for the three and and nine month periods ended September 30, 2011 is due to lower cash balances and a lower rate of return.

Other income (expense), net for the three and nine months ended September 30, 2011 was a net gain of $0.2 million and $0.1 million, respectively and consisted of bank credit facility fees, offset by a credit of $0.3 million primarily related to the reversal of accrued interest and penalties resulting from entering into voluntary compliance agreements with 12 states relating to unclaimed property. Other (expense) income, net for the three months ended September 30, 2010 was a net expense of $0.1 million and consisted of bank credit facility fees. For the nine month period ended September 30, 2010, other (expense) income was a net gain of $1.4 million and included bank credit facility fees, offset by a gain of $1.6 million representing the reversal of a reserve previously established for interest and penalties associated with a state unclaimed property matter for which the audit period has lapsed.

Income Taxes

We recorded a net tax expense of $0.03 million and $0.08 million for the three and nine month periods ended September 30, 2011, respectively. For the three and nine month periods ended September 30, 2010, we recorded a net tax expense of $0.2 million and $0.2 million, respectively. The tax expense recorded in the three and nine month periods ended September 30, 2011 and 2010 reflect certain state tax liabilities. No federal or state tax benefits were recorded relating to the current year loss, as we continue to believe that a full valuation allowance is required on our net deferred tax assets.

Loss from Continuing Operations

Loss from continuing operations for the three month period ended September 30, 2011 was $1.3 million, or $0.02 per share on both a basic and diluted basis, compared to a loss of $1.2 million, or $0.02 per share on both a basic and diluted basis, in the same period of the prior year. Loss from continuing operations for the nine month period ended September 30, 2011 was $3.0 million, or $0.04 per share on both a basic and diluted basis, compared to a loss of $0.7 million, or $0.01 per share on both a basic and diluted basis, in the same period of the prior year.

Discontinued Operations

On June 30, 2008, we sold substantially all of the assets and liabilities of our Claims Evaluation Division (“CED”) operating segment. During the three months ended September 30, 2011, we recorded a gain of $0.06 million representing the reversal of a liability for services provided to the CED. This liability is no longer deemed a liability of the Company or CED. The reversal is reflected in discontinued operations, gain on sale of subsidiary in the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2011, our primary sources of liquidity are our cash provided by operations, holdings of cash and cash equivalents and revolving line of credit. At September 30, 2011 and December 31, 2010, our working capital was $28.9 million and $32.3 million, respectively. Our current ratio as of September 30, 2011 and December 31, 2010 was 3.2 to 1 and 3.6 to 1, respectively. Significant uses affecting our cash flows for the nine month period ended September 30, 2011 include:

•	capital expenditures of $3.3 million;

•	an increase in accounts receivable of $0.7 million, and

•	an increase in inventory of $0.5 million.

These uses of cash were partially offset by:

•
a net loss of $3.0 million from continuing operations, including non-cash charges of $2.7 million in depreciation and amortization expense, $0.5 million in share-based compensation expense and the write-off of software under development of $0.2 million;

•	a combined net increase in accounts payable, accrued expense and other long-term liabilities (including restructuring payments related to employee severance of $0.1 million) of $0.6 million; and

•	a decrease in other assets of $0.4 million.

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

During of the three and nine month periods ended September 30, 2011, we incurred unused line fees of $0.04 million and $0.1 million, respectively. During of the three and nine month periods ended September 30, 2010, we incurred unused line fees of $0.04 million and $0.1 million, respectively.

On April 22, 2009, we obtained from TD Bank and issued a letter of credit under the Loan and Security Agreement in the amount of $0.5 million to the landlord of our Heritage Labs facility as security for performance of our obligations under the lease.  The letter of credit has been automatically extended for additional periods of one year. In no event shall the letter of credit be renewed beyond December 31, 2011.  Also, in December 2009, we opened a $0.1 million TD VISA credit card account to be used by Hooper Holmes Services medical records retrieval service line. The letter of credit and the credit card reduced our borrowing capacity under our revolving line of credit.  As of September 30, 2011, our borrowing capacity under the revolving line of credit totaled $14.4 million (which is 85% of Eligible Receivables) and there were no outstanding borrowings.

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

The Loan and Security Agreement contains a financial covenant that requires us to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement), measured on a trailing 12-month basis, of no less than 1.1 to 1.0 as of the end of each of our fiscal quarters.  The fixed charge coverage ratio allows for the exclusion of unfinanced capital expenditures of up to $5.5 million from the denominator of the calculation provided we maintain pre-defined minimum cash balances at TD Bank on average for the 90 days ended as of the measurement date.  As of September 30, 2011, our average cash balance at TD Bank for the 90 days then ended, exceeded the pre-defined cash balance requirements, thereby allowing all unfinanced capital expenditures to be excluded from the denominator of the fixed charge coverage ratio calculation.  As of September 30, 2011, our fixed charge coverage ratio measured on a trailing 12-month period was 5.4 to 1 and, as such, we satisfied the financial covenant.  However, there is no assurance that we will satisfy this financial covenant as the end of each fiscal quarter thereafter.

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

Based on our anticipated level of future revenues, the cost reduction initiatives implemented to date, our existing cash, cash equivalents and unused borrowing capacity, we believe we have sufficient funds to meet our cash needs through September 30, 2012.

Cash Flows from Operating Activities

For the nine month periods ended September 30, 2011 and 2010, net cash provided by operating activities of continuing operations was $0.2 million and $4.8 million, respectively.

The net cash provided by operating activities of continuing operations for the nine month period ended September 30, 2011 of $0.2 million reflects a net loss of $3.0 million from continuing operations and non-cash charges of $2.7 million of depreciation and amortization, $0.5 million of share-based compensation expense and the write-off of software under development of $0.2 million. Changes in working capital included:

•
an increase in accounts receivable of $0.7 million. Our consolidated days sales outstanding (“DSO”), measured on a rolling 90-day basis, was 47 days at September 30, 2011, compared to 40 days at December 31, 2010 and 48 days at September 30, 2010. Historically, our accounts receivable balances and our DSO are at their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out. In addition, we experience an increase in DSO in the third quarter of each year, in comparison to the prior year-end DSO position, as the summer months (i.e. vacations, etc.) result in a slowdown of collections from customers. As has historically been the case, we believe our collection efforts will reduce our DSO over the remainder of the year. Our consolidated allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $0.3 million since December 31, 2010, of which $0.05 million and $0.1 million was credited to revenue during the three and nine month periods ended September 30, 2011, respectively;

•	a combined net increase in accounts payable, accrued expenses and other long-term liabilities of $0.6 million;

•	an increase in inventories of $0.5 million; and

•	a decrease in other assets of $0.4 million.

The net cash provided by operating activities of continuing operations for the nine month period ended September 30, 2010 of $4.8 million reflects a loss of $0.7 million from continuing operations and non-cash charges of $4.0 million of depreciation and amortization, and $0.5 million of share-based compensation expense. Net cash provided by operating activities of continuing operations included the receipt of a $1.5 million federal tax refund. Changes in working also capital included:

•
an increase in accounts receivable of $1.2 million. Our consolidated DSO, measured on a rolling 90-day basis, was 48 days at September 30, 2010, compared to 41 days at December 31, 2009 and 47 days at September 30, 2009. Historically, our accounts receivable balances and our DSO are at their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out. Historically, we experience an increase in DSO during the third quarter of each year, in comparison to the prior year-end position, as the summer months (i.e. vacations, etc.) result in a slowdown of collections from customers. Our consolidated allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $0.2 million since December 31, 2009, of which $0.05 million and $0.2 million was credited to revenue during the three and nine month periods ended September 30, 2010;

•	a decrease in accounts payable, accrued expenses and other long-term liabilities of $0.5 million; and

•	a decrease in other assets of $1.1 million.

Cash Flows used in Investing Activities

For the nine month periods ended September 30, 2011 and 2010, we used $3.3 million and $3.0 million, respectively, in net cash for investing activities of continuing operations primarily for capital expenditures primarily related to the development of a new IT system for processing customer orders, our new inventory management system and our new iParamed technology platform.

Cash Flows used in Financing Activities

The net cash used in financing activities of continuing operations for the nine month period ended September 30, 2011 of $0.3 million represents costs associated with our Loan and Security Agreement with TD Bank and a reduction in capital lease obligations.

The net cash used in financing activities of continuing operations for the nine month period ended September 30, 2010 of $0.1 million represents costs associated with our Loan and Security Agreement with TD Bank and a reduction in capital lease obligations, offset by proceeds from the issuance of stock related to our employee stock purchase plan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchases

We did not purchase any shares of our common stock during the nine month periods ended September 30, 2011 and 2010.

Dividends

No dividends were paid during the nine month periods ended September 30, 2011 and 2010. We are restricted from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of the Loan and Security Agreement with TD Bank.

Contractual Obligations

As of September 30, 2011, there have been no material changes in contractual obligations as disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, under the caption “Contractual Obligations”.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There were no changes to our critical accounting policies during the nine month period ended September 30, 2011. Such policies are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 8 to the unaudited interim consolidated financial statements and Item 2. of Part I included in this Report. Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations. Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings. As of September 30, 2011, there were no borrowings outstanding.

As of September 30, 2011, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1	Legal Proceedings

On July 22, 2009, an individual named Nicolo Genovese filed suit in the Supreme Court of the State of New York, County of Suffolk in which he alleged, among other things, that an insurance company and numerous other corporate and individual defendants, including Hooper Evaluations, Inc. (which was part of the CED the Company sold in June 2008) and Hooper Holmes, Inc. violated various state laws in connection with the arranging of independent medical exams.  With respect to Hooper Evaluations, Inc. and certain other named defendants who were part of the CED, the Company has retained liability for this litigation following the sale of substantially all of the assets of the CED.  On October 26, 2009, a motion to dismiss the complaint was filed on behalf of the Company and the former CED entities.  The motion to dismiss was granted by order filed on September 7, 2011, and the case was dismissed with prejudice. On September 28, 2011, plaintiff filed a notice of Appeal in the Appellate Division of the Supreme Court of the State of New York.

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

Readers should carefully consider, in connection with the other information in this Report, the risk factors disclosed in Item 1A. “Risk Factors” in our 2010 Annual Report on Form 10-K. There are no material changes to such risk factors.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales or repurchases of equity securities during the fiscal quarter ended September 30, 2011.

ITEM 3	Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2011.

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

Dated: November 14, 2011

By: /s/ Ransom J. Parker
Ransom J. Parker
Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Michael J. Shea
Michael J. Shea
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)