Form 10-K
period 2011-12-31
HOOPER HOLMES INC
filed 2012-03-09
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011

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
Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates of the Registrant (63,783,167 shares), based on the closing price of these shares on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) on the NYSE Amex Stock Exchange, was $59,318,345.

The number of shares outstanding of the Registrant’s common stock as of February 29, 2012 was 69,669,587.

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant’s proxy statement for the Registrant’s Annual Meeting of Shareholders to be held on May 24, 2012 to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2011.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected.  These risks and uncertainties include, but are not limited to, risks related to customer concerns about our financial health, our liquidity, potential future claims arising from the sale of our claims evaluation business, in 2007, declines in our business, our competitive disadvantage, our ability to successfully implement cost reduction initiatives, as well as risks discussed in Item 1A - Risk Factors, below.  Investors should consider these factors before deciding to make or maintain an investment in our securities.  The forward-looking statements included in this Annual Report are based on information available to us as of the date of this Annual Report.  We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

•
Heritage Labs – performs tests of blood, urine and oral fluid specimens, primarily generated in connection with the paramedical exams and wellness screenings performed by our Portamedic and Health & Wellness service lines, respectively, and assembles and sells specimen collection kits;

•
Health & Wellness – performs risk assessment and risk management services, including biometric screenings, health risk assessments and onsite wellness coaching for health and care management companies, including wellness companies, disease management organizations, clinical research organizations, health plans and others; and

•
Hooper Holmes Services – provides telephone interviews of insurance candidates, retrieval of medical records and inspections, risk management solutions and underwriting services for simplified issue products and products requiring full underwriting.

The table below provides a breakdown of our revenues by service line for each of the three most recently completed fiscal years.

	For the Years Ended December 31,
(in thousands)	2011	% of Total	2010	% of Total	2009	% of Total
Portamedic	$106,626	67.7%	$118,555	71.3%	$134,373	73.7%
Heritage Labs	13,663	8.7%	13,682	8.2%	14,955	8.2%
Health & Wellness	18,441	11.7%	14,343	8.6%	10,961	6.0%
Hooper Holmes Services	20,735	13.2%	21,859	13.1%	24,698	13.5%
Subtotal	159,465		168,439		184,987
Intercompany eliminations (a)	(1,976)	(1.3)%	(2,069)	(1.2)%	(2,586)	(1.4)%
Total	$157,489		$166,370		$182,401

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

We perform paramedical and medical examinations of applicants for insurance (primarily life insurance) throughout the United States under the Portamedic trade name, the results of which are used by our clients in processing applications for insurance.  We provide our paramedical examination services through our network of health professionals, consisting largely of phlebotomists, registered nurses, nurse practitioners, licensed practical nurses, emergency medical technicians (EMTs) and other medically trained professionals.  A paramedical exam typically consists of asking questions about an applicant’s medical history and taking measurements of the applicant's height and weight, blood pressure and pulse.  Our health professionals also typically collect blood and urine specimens to be tested by a laboratory – in many cases, our Heritage Labs laboratory.

When our customers require a medical examination beyond the capacity of a health professionals, we contract with physicians who are licensed and in good standing and practice in a specialty specified by the customer.  Insurance companies have different guidelines for determining when a more specialized medical examination is required and the scope of such examination.  The likelihood that an insurance company will require a more specialized examination of an applicant is primarily influenced by the applicant’s age and the amount of insurance coverage he or she is seeking.  In general, insurance companies insist upon more stringent underwriting standards as the age of the applicant and amount of coverage increase.

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

Approximately 65% of the total volume of specimens tested by Heritage Labs originates from Portamedic paramedical exams or Health & Wellness screenings. The other specimens Heritage Labs tests are generated by third-party health information service providers, including other paramedical exam providers and health insurers.

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

In addition to performing lab testing services, Heritage Labs assembles blood/urine kits, urine-only kits and oral fluid kits.  The kits are primarily sold to paramedical examination companies, including our Portamedic and Health & Wellness service lines, which then bill their customers for the kits they use.  Heritage Labs also assembles kits for a number of other companies. Heritage Labs has registered with the U.S. Food and Drug Administration ("FDA") as a medical device assembler.

Health & Wellness

We formed our Health & Wellness service line in 2007 in order to expand the use of our existing assets and services in the growing health and care management market.  See the discussion under the caption “Market Conditions and Strategic Initiatives” below.

Our Health & Wellness service line performs risk assessment and risk management services via biometric screenings, health risk assessments and onsite wellness coaching for health and care management companies including wellness companies, disease management organizations, clinical research organizations and health plans.   The information collected from our services is used by our customers to measure the populations they manage, to identify risks in those populations, to target interventional programs, to promote positive lifestyle behaviors and to measure the results of their health and care management programs.

Our Health & Wellness services include:

•	scheduling of individual and group screenings;

•	provision and fulfillment of needed supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges, etc.) at screening events;

•	end-to-end biometric screening management;

•
biometric screenings (e.g., height, weight, body mass index, the taking of a person’s hip, waist and neck measurements, as well as his or her pulse and blood pressure) and blood draws via venipuncture or fingerstick, all performed by our wellness certified health professionals;

•	lab testing of blood specimens utilizing our Heritage Labs laboratory;

•	data processing and transmission; and

•	analytics to identify critical values of lab tests and notification services to individuals and customers to better manage risk.

Our Health & Wellness service line also offers Hooper Holmes OnSitesm, a face-to-face, on-premises health coaching service for work locations. The service is delivered by specially trained "Health Champions", many of whom are physical therapists, personal trainers and nutritionists. We believe OnSite is an important addition to our service line because this service better enables our customers to deliver behavior change and motivation.

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

•
Health Risk Assessment / Physicians Information Line (“PIL”): We request detailed information from an insured’s physician about a single disease state or multiple impairments. Insurance carriers also use PILs to assess a proposed insured’s cognitive state.

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

Consumer Services – gathers information via telephonic interviews with insurance applicants to complete all or a portion of an insurance application, verifies information provided by the applicant, gathers information regarding an applicant's general cognitive state and assists the insurance carrier to facilitate the insurance purchase process.

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

Portamedic

The general market for Portamedic's services has been negatively affected by both generally declining numbers of life insurance applications requiring paramedical exams and steady price pressure on Portamedic and its competitors. According to LIMRA's U.S. Individual Life Insurance Sales Trends, 1975 - 2010, there were approximately 9.3 million applications for life insurance completed in the United States in 2010, compared to approximately 17 million applications in 1985. We believe that the market continues to offer attractive opportunities to a company that can provide its services efficiently and distinguish itself from its competitors.

In 2011, we have taken the following steps to improve top-line Portamedic revenue and streamline our cost structure:

•	We implemented sales leadership changes in 2011 and continue to strengthen our national and local sales forces, including recruiting experienced sales leaders and improving sales training.

•	We introduced new field sales and regional operations incentive compensation plans and performance measurement systems.

•	We began implementing a new Customer Relationship Management system for our sales teams.

•	We completed development of a new Portamedic web portal to make it easier for customers to order our services.

•	We developed a new warehouse management and inventory control system to reduce costs and improve efficiencies in distributing lab kits to our health professionals.

•	We began deploying our new Portamedic Case Management system throughout our operations in order to process and complete service orders faster and to reduce operating costs.

•	We expanded our iParamed e-Exam platform, deploying 1,000 iParamed-equipped netbooks to health professionals in all 50 states and the District of Columbia.

Although the number of paramedical examinations Portamedic performs has declined, we believe that we are a market leader in the industry.  We also believe that the above steps we have taken and are taking to improve our selling ability, and the speed and quality of our services, will enable us to mitigate the declines in Portamedic volumes and revenues experienced in the last several years.

Heritage Labs

Most of Heritage Labs revenue originates from paramedical exam companies (including Portamedic).

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

Health & Wellness

The health and care management industry continues to grow. Our Health & Wellness service line supports health and care management companies including health plans, disease management organizations, reward administrators, third party administrators, brokers and wellness companies, who generally focus on employers as their customers in providing total population health management services. According to the Aon Hewitt 2011 Health Care Survey, the top five outcomes identified by employers are all related to improving health, lowering cost, lowering participant health risks, increasing awareness, and improving participation in disease management programs. Barriers identified with achieving these goals include motivating participants to change, reluctance to change, and unpredictability of cost, followed by government regulations and managing the health of an aging workforce. Through our risk assessment and risk management services, we help these companies identify and stratify risk of individuals for enrollment in care management programs, tailor and personalize interventions, promote positive lifestyle behavior changes, and measure and reward risk reduction.

Hooper Holmes Services

Hooper Holmes Services has been adversely affected by the decline in life insurance application activity brought about by the weak U.S. economy and the resulting trend of insurance carriers to discontinue or deemphasize outsourcing relationships. It has also been adversely affected by unit volume and pricing pressures in attending physician statement ("APS") retrieval.

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

Health & Wellness

Health & Wellness services include event scheduling, provision and fulfillment of all supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges, lab coats, bandages, etc.) at screening events, event management, biometric screenings (height, weight, body mass index, hip, waist, neck, pulse, blood pressure), blood draws via venipuncture or finger stick, lab testing, participant and aggregate reporting, data processing and data transmission, and analytics and information services to communicate to individuals and our clients about results and risks. Heritage Labs does all of the testing on the venipuncture samples we collect at health and wellness screenings. Our key market advantages are our ability to screen both individuals and groups in every major jurisdiction in the U.S. using a variety of screening methods, as well as end to end control of the service delivery model that provides greater transparency and quality over data and supply chain management.

Sales and marketing milestones in our Health & Wellness business include:

•
In late 2011, we announced that Hooper Holmes had been chosen to collect biological samples for the largest government study of tobacco use ever conducted in the United States. This five year study, which begins in 2012, will draw upon our strengths, including our national network of local health professionals and Heritage Labs' kit manufacturing. We were chosen for this work by Westat, a leading research and statistical survey organization.

•
In October 2010, we introduced Hooper Holmes OnSitesm, a face-to-face, on-premises health coaching service for work locations with any number of employees. The service is delivered by specially trained "Health Champions", many of whom are physical therapists, personal trainers and nutritionists. We believe OnSite is an important addition to our service line because it better enables our customers to deliver behavior change and motivation.

Hooper Holmes Services

Hooper Holmes Services markets its services and products through our team of sales professionals, each with established relationships with key customer decision makers, and through our distribution sales team. Aimed at insurance distribution organizations, this team offers a range of products available through our integrated order platform.

Information Technology

Information technology systems are used extensively in virtually all aspects of our business.  We have made substantial investments in our IT systems, believing that IT capability is or can be a competitive differentiator.

•
In 2010, we began the design of a new web site, integrated with our back end operations, to make it easier for Portamedic customers to enter orders and track order status. We believe that this web site will increase customer satisfaction and revenue. We launched this new customer website in the fourth quarter of 2011, and will eventually extend this web site to facilitate the ordering and status of all of our risk assessment services.

•
In an effort to improve the speed, accuracy and consistency of services provided to our Portamedic customers, we decided in December 2008 to begin the development of a new IT system for processing customer orders. We began the roll-out of this system in the fourth quarter of 2011. The total system cost is expected to be $3.8 million, including implementation costs, of which $3.7 million was incurred as of December 31, 2011. We believe this new IT system will enhance the quality of service to our customers, while improving productivity and decreasing future cash outlay.

•
In 2011, we successfully completed our annual SOC II engagement (formerly SAS 70 Type II), a third-party review of our IT processes and procedures for handling customer data. We believe this review gives customers confidence in our information controls, information security and technology management processes.

•
In 2010, we introduced iParamed, a new technology platform designed to improve underwriting accuracy and that requires only "one touch" with an applicant. The iParamed platform delivers a complete, digital case file for any life insurance applicant, sending structured data into our customers' underwriting or workflow systems. We believe iParamed will help our customers place more business faster, and has the potential to significantly reduce our customers' total cost of underwriting. In 2011, we expanded our iParamed e-Exam platform, deploying 1,000 iParamed-equipped netbooks to local health professionals in all 50 states and the District of Columbia. In 2012, we expect to add new carriers to the platform, complete more examinations with existing customers and through new technology, reduce our dependence of the availability of wireless coverage.

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

Health & Wellness

Our Health & Wellness service line markets mostly to health and care management companies, which in turn serve large employers. We believe this customer focus is a competitive advantage, as it minimizes our marketing costs and positions us to screen large populations. We believe our additional competitive advantages include our:

•	complete ownership of every phase of the wellness screening process, including an internal lab testing capability through Heritage Labs;

•	ability to screen both individuals and groups of all sizes;

•	ability to conduct screenings via venipuncture, fingerstick or self-collection blood draws;

•	ability to conduct screenings in every major jurisdiction in the United States;

•	fulfillment capability based in part on our access to collection kits assembled by Heritage Labs; and

•	wellness health professionals certification process through “Hooper Holmes University,” an online training program.

Our Health & Wellness service line needs to continually refine and enhance its value proposition to maintain its advantage and capitalize on the evolving nature of the wellness market.

Hooper Holmes Services

Hooper Holmes Services competes with a number of companies that offer services and products similar to ours. They range from small local service providers to companies with a national presence. When competing for market share, we believe we are the only provider that offers full underwriting, simplified underwriting, and impaired risk services in addition to medical record retrieval, inspections, and telephone application and interview services.

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

Governmental Regulation

All of our service lines (particularly paramedical examinations, health screenings and lab services) are subject to federal and state regulation.  The health professionals we utilize are subject to certain licensing and certification requirements and regulations with respect to the drawing of blood and needle disposal.  We are subject to federal and state regulations relating to the transportation, handling and disposal of the various specimens obtained in the course of a paramedical or medical examination or wellness screening.  The FDA regulates certain aspects of Heritage Labs’ business, including the assembly and marketing of specimen collection kits and other devices.  In addition, many of the services we provide are subject to certain provisions of the Health Information Portability and Accountability Act of 1996, as amended (“HIPAA”), and other federal and state laws relating to the privacy of health and other personal information.

Employees

We employ approximately 1,725 persons in our Company (of whom approximately 910 are full time employees), including approximately 100 employees in our corporate headquarters in Basking Ridge, New Jersey.

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

We derive a significant percentage of our revenues from customers in the life insurance industry.  If the condition of the U.S. economy continues to remain weak or weakens further, demand for life insurance products may decline more steeply, resulting in less business for our Company.  If some of our life insurance company customers fail or curtail operations as a result of economic conditions in the life insurance industry, such failures or curtailments of operations would result in less business for our Company.  Either event would negatively affect our financial condition, results of operations and cash flows.

Lower or negative cash flow from operations in 2012 may limit our ability to make the desired level of investment in our businesses.

While we do not believe we are facing any immediate or near-term liquidity issues in light of our current cash position, we experienced revenue declines in 2011 and recent prior years. This decline in revenue could continue in 2012 due to current economic conditions and the negative impact on our customers.  We generated approximately $0.8 million of cash from continuing operations in 2011.  However, if we continue to experience the rates of decline in our consolidated revenues that we have experienced for the past several years or we are unable to maintain our current collection results, it could become difficult to invest in our businesses at optimal levels.

Our liquidity may be adversely affected by the terms of our Loan and Security Agreement.

If we experience negative cash flows from operations, we may need to borrow in the future under our Loan and Security Agreement.  We have an available borrowing base of $13.4 million under this facility as of December 31, 2011.  The Loan and Security Agreement contains a financial covenant that requires us to maintain a fixed charge coverage ratio (as defined in the Loan and Security Agreement, as amended), on a trailing 12-month basis, of no less than 1.1 to 1.0 as of any fiscal quarter ending after September 30, 2011 if, for any one or more day(s) following any such fiscal quarter end, (a) the outstanding balance of cash advances under the Loan and Security Agreement is greater than $0 and (b) the amount of our cash on deposit with TD Bank is less than $6.0 million. As of December 31, 2011, both because our cash on deposit with TD Bank exceeded $6.0 million and our outstanding balance of cash advances under the Loan and Security Agreement was $0, compliance with the fixed charge coverage ratio is not applicable.  If that covenant did apply, our Fixed Charge Coverage Ratio measured as specified in the Loan and Security Agreement as of December 31, 2011 was 0.8 to l. As such, we would fail this financial covenant and therefore would have no borrowing capability under the terms of our Loan and Security Agreement. There is no assurance that we will satisfy this financial covenant in the event it becomes applicable.

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

Our business results may be adversely affected if we are unable to attract, retain and deploy health professionals and other medical personnel.

We believe a key to growth in both our Portamedic and Health & Wellness service lines is maintaining and managing a network of highly trained medical personnel who can meet our customers' needs in key markets nationwide. Although many of our health professionals also work for competitors, our goal is to offer them equal or greater opportunities so that they will be available to provide services to our customers. If we are unable to recruit and retain an appropriate base of health professionals, or are unable to offer health professionals attractive opportunities, there is no assurance we will be able to meet our goal of winning new exam and screening business.

Future claims arising from the sale of one business unit (discontinued operations) could negatively impact our results of operations.

We sold our Claims Evaluation Division ("CED") business in 2008.  In regard to this sale, we retained potential liability for certain types of claims pertaining to periods prior to the sale of this unit.  For example, we have recorded a liability of $0.2 million as of December 31, 2011 representing the present value of a potential liability on a long-term lease for the CED.  If additional claims for which we may be liable arise related to this discontinued operation in the future, this may result in additional cost to us which could negatively impact our financial condition, results of operations or cash flows.

We may continue to experience declines in Portamedic unit volumes.

We have experienced period-over-period declines in Portamedic unit volumes for the past several years. Although we have taken, and continue to take, a number of steps to slow and reverse the decline we cannot be sure that these initiatives will prove sufficient to stop or offset the decline in Portamedic unit volumes. Continued decline in Portamedic unit volumes could adversely affect our continued expansion into healthcare markets by limiting the resources available to us for investment.

Additionally, because 65% of the total volume of specimens tested by Heritage Labs originate from a Portamedic paramedical exam or Health & Wellness screening, continued declines in Portamedic unit volumes could have a negative impact on Heritage Labs specimen testing volumes.

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

Because each of our service lines derives a significant percentage of its revenues from a limited number of customers, a loss of some or all of the business of one or more customers could have a material adverse effect on our financial condition, results of operations or cash flows.

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

A number of circumstances could prompt the loss of one or more of our key customers or a substantial portion of its or their business.  For example, if one of our customers were to be acquired by or merged into another company for whom we do not provide services, we could lose the acquired company’s business.  Additionally, we could lose one or more significant customers if they perceive one or more of our competitors to be superior in price or quality.

If we cannot successfully implement, maintain and upgrade our information technology platforms so that we can meet customer requirements, the competitiveness of our businesses will suffer.

In each of our businesses, the speed and accuracy with which we make information available to our customers is critical.  As a result, we are dependent on our information technology platforms and our ability to store, retrieve, process, manage and enable timely customer access to the health-related and other data we gather on behalf of our customers.  Disruption of the operation of our IT systems for any extended period of time, loss of stored data, programming errors or other system failures could cause customers to turn elsewhere to address their service needs.

In addition, we must continue to enhance our IT systems – potentially at substantial cost – to meet our customers’ demands for service and product enhancements.  We license the customer order processing system software currently utilized by Portamedic, and as such, it can be complicated and costly to get improvements or enhancements to the software. We have identified and acquired new technology resources to develop and support a new customer order processing system which we began to roll out in the fourth quarter of 2011.  If we experience unanticipated delays or software flaws in deploying these new resources, it could increase our costs and impair efficiency.

Allegations of negligent or improper actions by our health professionals or other personnel could result in claims against us and/or our incurring expenses to indemnify our clients.

Allegations of negligent or improper actions by our health or other medical professionals could result in claims against us, require us to indemnify our clients for any harm they may suffer, or damage our reputation and relationships with important clients.  Our clients rely on the accuracy of the medical data we gather on their behalf – whether derived from a Portamedic paramedical exam, a Hooper Holmes Services tele-interview, a Health & Wellness screening, a Heritage Labs specimen test, or our Hooper Holmes Services underwriting resources – in connection with their insurance underwriting, interventional programs, patient treatment and other decisions.  As a result, we face exposure to claims that may arise or result from the decisions of our customers based on allegedly inaccurate data or faulty analysis of such data.  We maintain professional liability insurance and such other coverage as we believe appropriate, but such insurance may prove insufficient.  Regardless of insurance, any such claims could damage our reputation and relationships with important clients.

 Our classification of most of our health professionals in many states as independent contractors, rather than employees, exposes us to possible litigation and legal liability.

In the past, some state agencies have claimed that we improperly classified our health professionals as independent contractors for purposes of state unemployment and/or workers compensation tax laws and that we were therefore liable for taxes in arrears, or for penalties for failure to comply with such state agencies’ interpretations of the laws.  In some states, our classification of health professionals has been upheld and in others it has not.  However, there are no assurances that we will not be subject to similar claims in other states in the future.

Our operations could be adversely affected by the effects of a natural disaster or an act of terrorism.

Our operations, in particular those of Heritage Labs' laboratory based in Kansas, would be adversely affected in the event of a natural disaster, such as a tornado or hurricane, or an act of terrorism.  While Heritage Labs has a back-up lab facility available  (also located in Kansas) and a disaster recovery plan, damage to its primary laboratory or to its available back-up lab facility could nonetheless disrupt its ability to provide its testing services, which could have a material adverse effect on its operations and business.

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

ITEM 4	Mine Safety Disclosures

Not applicable

PART II

ITEM 5	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NYSE Amex Stock Exchange under the symbol “HH.”

Common Stock Price Range

The following table shows, for the periods indicated, the high and low sales prices per share of our common stock based on published financial sources (dollars):

	2011		2010
Quarter	High	Low	High	Low
First	$0.87	$0.55	$1.14	$0.85
Second	$1.17	$0.65	$0.99	$0.56
Third	$1.10	$0.60	$0.94	$0.45
Fourth	$0.80	$0.57	$0.81	$0.55

Holders

According to the records of our transfer agent, Registrar and Transfer Company, Cranford, New Jersey, as of February 29, 2012, there were 1,084 holders of record of our common stock.

Dividends

No dividends were paid in 2011 or 2010.

We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our Loan and Security Agreement with TD Bank, N.A., which was effective as of March 9, 2009 (See Note 8 to our consolidated financial statements).

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the fiscal year ended December 31, 2011.

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

We did not repurchase any shares of our common stock during the fourth quarter of our fiscal year ended December 31, 2011.

ITEM 6	Selected Financial Data

The following table of selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Annual Report. The statement of operations data set forth below for each of the years in the three year period ended December 31, 2011, and the balance sheet data as of December 31, 2011 and 2010, have been derived from, and are qualified by reference to, our consolidated financial statements appearing elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2008 and 2007, and the balance sheet data as of December 31, 2009, 2008 and 2007, are derived from the Company’s consolidated financial statements that are not included in this Annual Report.

(in thousands except for share data and footnotes)	2011		2010		2009		2008		2007
Statement of operations data:
Revenues	$157,489		$166,370		$182,401		$198,233		$208,632
Operating (loss) income from continuing operations	(3,487)	(a)	234	(b)	(1,013)	(d)	(1,428)	(f)	(10,390)	(h)
Interest expense	18		12		17		3		181
(Loss) income from continuing operations	(3,586)		1,421	(c)	37	(e)	(1,559)		(10,506)
Income (loss) from discontinued operations	62		55		(41)		(326)	(g)	3,199	(i)
Net (loss) income	(3,524)		1,476		(4)		(1,885)		(7,307)
Basic and diluted (loss) earnings per share:
Continuing operations	$(0.05)		$0.02		$—		$(0.02)		$(0.15)
Discontinued operations	—		—		—		—		0. 05
Net (loss) income	$(0.05)		$0.02		$—		$(0.03)		$(0.11)
Cash dividends per share	$—		$—		$—		$—		$—
Weighted average shares:
Basic	69,628,135		69,437,710		68,692,176		68,657,975		68,476,194
Diluted	69,628,135		69,896,969		69,392,243		68,657,975		68,476,194
Balance sheet data (as of December 31):
Working capital(j)	$28,323		$32,321		$30,102		$24,135		$24,752
Total assets	$53,281		$57,479		$56,702		$59,669		$67,149
Stockholders’ equity	$40,749		$43,626		$41,426		$40,768		$41,909

(a)
Includes restructuring charges totaling $0.1 million, and a reduction of cost of operations totaling $0.5 million relating to a refund received from a supplier pertaining to improperly charged sales tax on purchased materials.

(b)	Includes restructuring charges totaling $1.0 million.

(c)	Includes reversal of $1.6 million relating to previously accrued interest and penalties associated with a state unclaimed property matter for which the audit period has lapsed.

(d)	Includes restructuring and other charges totaling $1.2 million.

(e)	Includes a $1.5 million federal tax benefit resulting from carrying back net operating losses from 2008 of $4.3 million.

(f)	Includes restructuring and other charges totaling $1.6 million.

(g)	Includes a $0.9 million net gain on the sale of the CED.

(h)	Includes restructuring and other charges totaling $4.7 million.

(i)	Includes goodwill and intangible asset impairment charges of $5.7 million and $0.6 million, respectively, and a $9.2 million net gain on the sale of MDG.

(j)	Includes the net assets and liabilities of discontinued operations for 2007, including net assets and liabilities of $6.3 million and $1.7 million, respectively.

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

•
Heritage Labs – performs tests of blood, urine and oral fluid specimens, primarily generated in connection with the paramedical exams and wellness screenings performed by our Portamedic and Health & Wellness service lines, respectively, and assembles and sells specimen collection kits;

•
Health & Wellness – performs risk assessment and risk management services, including biometric screenings, health risk assessments and onsite wellness coaching for health and care management companies, including wellness companies, disease management organizations, clinical research organizations, health plans and others; and

•
Hooper Holmes Services – provides telephone interviews of insurance candidates, retrieval of medical records and inspections, risk management solutions and underwriting services for simplified issue products and products requiring full underwriting.

Our core Portamedic paramedical examination business accounted for approximately 68%, 71% and 74% of our total consolidated revenues in 2011, 2010 and 2009, respectively.

2011 Highlights and Business Outlook for 2012

2011 Consolidated Financial Performance

For the year ended December 31, 2011, consolidated revenues totaled $157.5 million, representing a decline of approximately 5.3% from the prior year.  Our revenues declined in 2011 primarily due to a weak economy (and its negative impact on the customers we serve in the life insurance industry), a reduction in life insurance applications requiring a paramedical exam and steady pricing pressure in our Portamedic service line.

Our gross margin declined approximately 131 basis points to 24.8% primarily due to the 10.1% year-over-year revenue decline in our Portamedic service line. Our selling, general and administrative expenses totaled $42.5 million in 2011 representing an increase of $0.2 million, or 0.6%, from the prior year.  We reported a loss from continuing operations of $3.6 million for the year ended December 31, 2011, which included a $0.5 million refund received from a supplier pertaining to improperly charged sales tax on purchased materials and restructuring charges of approximately $0.1 million. Also included in our results for the year ended December 31, 2011 is a $0.2 million gain representing the reversal of a reserve previously established for interest and penalties associated with certain state unclaimed property matters.

Business Outlook for 2012

On November 11, 2011, we held a conference call with shareholders to discuss third quarter 2011 financial results and our business outlook. At that time, we emphasized that our future success depended upon increasing sales and realizing the benefits of capital and operating investments completed in 2011. Our 2012 priorities will include improving our processes and organization structure and focusing on customer channels including brokers, direct marketers, insurance agents and health care companies.

Hooper Holmes made significant capital investments and operating improvements in 2011 that we believe are transforming the way we deliver services, improving our competitive position and will enable profitable growth in 2012. These investments and improvements include the following:

•We have promoted and hired new field sales managers and grown our field sales force by almost 30%, This expansion is strengthening our presence with local agents and brokers and is significantly improving our coverage of local geographic markets.

•We introduced new field sales and regional operations incentive compensation plans and performance measurement systems. These tools are beginning to drive increased order volume in local markets and enable real-time sales management and performance.

•We initiated a more targeted and continuous sales training program. This program is helping our sales force sell more effectively by differentiating our full portfolio of services - including paramedical exams, instant scheduling, managed scheduling, iParamed e-exams, lab testing and tele-underwriting.

•We completed development of our new Portamedic web portal. The portal will make it easier for our customers and their agents and brokers to order our services and to stay abreast of each step in our order fulfillment process. We began deployment of this new website in the fourth quarter of 2011, and in 2012 we expect to extend this website to facilitate the ordering and status of all of our risk assessment services.

•We anticipate that the improvements we made, and continue to make, in our Portamedic service delivery model will drive greater efficiency, higher quality and reduce operating cost in our branch office structure.

•We are implementing a new warehouse management and inventory control system. This new system will better equip our health professionals, eliminate multiple ship points, improve inventory management for our Portamedic field offices and significantly reduce our material and kit handling costs.

•We began deploying our new Portamedic Case Management system. This system includes advanced capabilities that will significantly enhance the speed with which we process and complete service orders and will reduce our operating costs.

•We continue to expand the iParamed e-Exam platform, extending coverage to all 50 states and the District of Columbia.

•We launched a new corporate web site. The site describes the benefits of our "synchronized services" to all of our key constituents - agents and brokers, health professionals, carriers and health & wellness sponsors.

 Portamedic

For the year ended December 31, 2011, Portamedic revenues totaled $106.6 million, a decrease of 10.1% in comparison to the prior year.  We continue to believe that achieving acceptable profitability levels will require top-line revenue growth and reversing past revenue declines. Although we have contracts or billing approvals with over 90% of the insurance carriers in the marketplace, the number of paramedical examinations we complete on life insurance applicants continued to decline.  The rate of decline in completed examinations for 2011 was 6.5% compared to 2010, with an 11.7% decline in 2010 compared to 2009.  In order to reverse our decline in completed examinations, we are taking steps to achieve greater sales success with local agents, brokers, direct marketers and insurance carriers.

The market for Portamedic's services has been negatively affected by both declining numbers of life insurance applications requiring paramed exams and steady price pressure on Portamedic and its competitors.   According to LIMRA's U.S. Individual Life Insurance Sales Trends, 1975 - 2010, there were approximately 9.3 million applications for life insurance completed in the United States in 2010, compared to approximately 17 million applications in 1985.  We believe that the market continues to offer attractive opportunities to a company that can sell its services effectively and distinguish itself from its competitors.

We have taken the following steps to increase our market share and improve top-line revenue:

•
We promoted and hired new field sales managers and grew our field sales force by almost 30%. We introduced new field sales and regional operations incentive compensation plans and performance measurement systems, while implementing a new Customer Relationship Management system for our sales teams.

•	We completed development of a new Portamedic web portal to make it easier for customers to order our services.

•
We made capital investments in 2011 which will enable us to improve our current Portamedic service delivery model in 2012 and provide greater operational performance and service quality, while reducing operating costs in our current branch office structure.

•	We are developing a new warehouse management and inventory control system to reduce costs and improve efficiencies in distributing lab kits to our health professionals.

•	We expanded our iParamed e-Exam platform, deploying 1,000 iParamed-equipped netbooks to health professionals in all 50 states and the District of Columbia.

•
In an effort to improve the speed, accuracy and consistency of services provided to our Portamedic customers, we decided in December 2008 to begin the development of a new IT system for processing customer orders. We began the roll-out of this system in the fourth quarter of 2011. The total system cost is expected to be $3.8 million, including implementation costs, of which $3.7 million was incurred as of December 31, 2011. We believe this new IT system will enhance the quality of service to our customers, while improving productivity and decreasing future cash outlay.

•
In 2011, we successfully completed our annual SOC II engagement (formerly SAS 70 Type II), a third-party review of our IT processes and procedures for handling customer data. We believe this review gives customers confidence in our information controls, information security and technology management processes.

•
We upgraded branch telephone systems to Voice Over IP, using our secure backbone network for voice communication. We believe this will result in decreased future cash outlay for communications and increased customer satisfaction through faster response to calls.

Although the number of paramedical examinations Portamedic performs has declined from historical levels, we believe that we are a market leader in the industry.  We also believe that the steps we are taking to improve our selling ability, and the quality and speed of our services, will enable us to reduce the rate of decline experienced in the last several years.

Heritage Labs

For the year ended December 31, 2011, Heritage Labs revenues totaled $13.7 million and were consistent with the prior year period. Revenue from lab testing declined 1.9% compared to 2010, while revenues from lab kit assembly increased 2.2% in 2011 compared to 2010.

Heritage Labs services consist principally of performing tests of blood, urine and oral fluid specimens and the assembly and sale of kits used in the collection and transportation of such specimens to its lab facility.  In 2011 and 2010, approximately 60% of Heritage Labs revenue came from lab testing and 40% came from the sale of assembled lab specimen kits. In 2009, approximately 57% of Heritage Labs revenue came from lab testing and 43% came from the sale of assembled lab specimen kits.

Most of Heritage Labs revenue originates from paramedical exam companies (including Portamedic), and therefore Heritage Labs is affected by the same negative market trends and conditions affecting Portamedic, namely the decline in the number of life insurance applications.  In response, Heritage Labs has taken the following steps to expand its market share and increase revenues:

•
We have developed a "risk score" methodology to help our insurance clients better understand the mortality implications between and among interactions of multiple tests related to specific disease states. We believe that the mortality data we are providing are unique and more complex than the data being provided by our competitors. During 2011, we shared our risk score data set and design approach with major re-insurers to validate our methodology to risk scoring. Our objective has been to assist our clients in their ability to develop new insurance products and establish more accurate premium rating or pricing techniques using the lab mortality data that we have developed.

•
We have developed sales initiatives designed to increase the number of paramedical examinations completed by our Portamedic service line that generate lab testing orders for Heritage Labs. We have also developed sales initiatives designed to increase the volume of lab test orders for Heritage Labs that are not generated by Portamedic exams.

While we intend for these measures to increase our market share and revenues, there can be no assurance we will achieve those results. We believe that, as a result of the initiatives noted above, along with Portamedic revenue improvements, we may achieve future growth at Heritage Labs.

Health & Wellness

Our Health & Wellness service line recorded revenues of approximately $18.4 million for the year ended December 31, 2011, an increase of $4.1 million, or approximately 28.6%, from the prior year.  In 2011, we performed approximately 348,000 health screenings, compared to approximately 277,000 screenings in 2010. We provided our services to 74 health management companies and clinical research organizations in 2011, up from 57 companies in 2010.  We have conducted screening events in every state in the U.S. as well as the District of Columbia and Puerto Rico.  Currently, we have approximately 2,000 "wellness certified" health professionals in our network.

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

We believe the market for health and wellness is likely to grow over the next three to five years, and that we are well positioned to increase revenues from our biometric screening and coaching services. Several recent milestones expected to grow revenues include:

•
We announced that Hooper Holmes had been chosen to collect biological samples for the largest government study of tobacco use ever conducted in the United States. This five year study, which begins in 2012, will draw upon our strengths, including our national network of local health professionals and Heritage Labs' kit manufacturing. We were chosen for this work by Westat, a leading research and statistical survey organization.

•
We concluded our search for our new Senior Vice President, Healthcare with the appointment of Susheel Jain. Mr. Jain joined us from WellPoint, one of the largest health benefits companies in the country, where he was responsible for developing new care management services, including integrated wellness and incentive solutions.

Also:

•
In March 2010, we were named "Vendor of the Year" by Healthways, Inc., a leading provider of health improvement solutions to employers, in recognition of the high level of participant satisfaction delivered by Hooper Holmes.

•
In October 2010, we introduced Hooper Holmes OnSitesm, a face-to-face, on-premises health coaching service for work locations with any number of employees. The service is delivered by specially trained "Health Champions" many of whom are physical therapists, personal trainers and nutritionists. We believe OnSite is an important addition to our service line because it better enables our customers to deliver behavior change and motivation.

We believe that we are well-positioned to capture a significant share of the health and care management market given our Company’s unique set of assets, including Heritage Labs, our proprietary Health & Wellness IT system, and our network of certified health professionals.   However, the success of Health & Wellness will depend in part upon the yet-to-be-proven benefits of health and care management initiatives to the employers and others who sponsor them.

Hooper Holmes Services

For the year ended December 31, 2011, Hooper Holmes Services revenues totaled $20.7 million, a decrease of 5.1% in comparison to the prior year.  A significant contributing factor to this decrease was a decline in our 2011 attending physician statement ("APS") retrieval revenue and physicians information line ("PIL") as compared to 2010. Also contributing to the decrease in Hooper Holmes Services revenue was a decline in our 2011 Consumer Services as compared to 2010.

Key Financial and Other Metrics Monitored by Management

In our periodic reports filed with the SEC, we provide certain financial information and metrics about our businesses, and information that our management uses in evaluating our performance and financial condition.   Our objective in providing this information is to help our shareholders and investors generally understand our overall performance and assess the profitability of and prospects for our business.

In 2011, we primarily focused on tracking our actual results relative to our forecasts and budgets, and measuring the degree of success of our efforts to align our costs with lower revenue levels.  We monitored the following metrics in 2011:

•	the number of paramedical examinations performed by Portamedic;

•	the average revenue per paramedical examination;

•	time service performance, from examination order to completion;

•	LIMRA (a life insurance industry research organization) which tracks the number of completed life insurance applications;

•	the number of health screenings completed by our Health & Wellness business;

•	the number of tele-interviewing/underwriting reports we generate;

•	the number of specimens tested by Heritage Labs;

•	the average revenue per specimen tested;

•	budget to actual performance at the branch level as well as in the aggregate; and

•	customer and product line profitability.

Certain of the above-cited metrics are discussed in the comparative discussion and analysis of our results of operations that follows.

Results of Operations

Comparative Discussion and Analysis of Results of Operations in 2011, 2010 and 2009

The table below sets forth our revenue by service line, for the periods indicated.

	For the Years Ended December 31,
(in thousands)	2011	% Change	2010	% Change	2009
Portamedic	$106,626	(10.1)%	$118,555	(11.8)%	$134,373
Heritage Labs	13,663	(0.1)%	13,682	(8.5)%	14,955
Health & Wellness	18,441	28.6%	14,343	30.9%	10,961
Hooper Holmes Services	20,735	(5.1)%	21,859	(11.5)%	24,698
Subtotal	159,465	—	168,439	—	184,987
Intercompany eliminations (a)	(1,976)	—	(2,069)	—	(2,586)
Total	$157,489	(5.3)%	$166,370	(8.8)%	$182,401

(a)	represents intercompany sales from Heritage Labs to Portamedic

Revenues

Consolidated revenues for the year ended December 31, 2011 were $157.5 million, a decline of $8.9 million or 5.3% from the prior year. Revenues for the year ended December 31, 2010 were $166.4 million, a decline of $16.0 million or 8.8% below 2009 results. As explained in greater detail below, similar market forces influenced the revenues and operating results of our services throughout the three year period ended December 31, 2011.

Portamedic

The decline in Portamedic revenues for the years ended December 31, 2011 and 2010 were 10.1% and 11.8%, respectively, reflecting the impact of:

•	fewer paramedical examinations performed (1,255,000 in 2011, or 4,943 per day, vs. 1,342,000 in 2010, or 5,306 per day, vs. 1,520,000 in 2009, or 6,008 per day); and

•	lower average revenue per paramedical examination ($84.88 in 2011 vs. $88.63 in 2010 vs. $89.44 in 2009).

The reduction in Portamedic revenue in 2011 and 2010 was primarily due to a weak economy (and its negative impact on the customers we serve in the life insurance industry), a reduction in life insurance applications requiring a paramedical exam and steady pricing pressure in our Portamedic service line.  Portamedic units declined 6.5% in 2011 compared to 2010. Also, several of our large customers experienced a reduction in their business during 2011 and 2010 due to a change in the pricing and design of their life insurance products.

Heritage Labs

Heritage Labs revenues in 2011 were $13.7 million, essentially flat in comparison to 2010.

During 2011, revenue from lab testing (approximately 60% of total Heritage Labs revenue in 2011) declined 1.9% compared to 2010. Heritage Labs tested 5.5% fewer specimens compared to the prior year (494,000 in 2011 vs. 523,000 in 2010). Increased lab testing revenue from our top 5 insurance customers and revenue from new customers was offset by declines in revenue from certain insurance customers and a reduction in Home Testing kits for disease management. Heritage Labs average revenue per specimen tested increased 3.9% ($16.40 in 2011 vs. $15.78 in 2010). Approximately 60% of this increase in average revenue per specimen tested was due to service price increases, and the remaining increase was the result of increased shipping costs passed on to our customers.

Revenues from lab kit assembly (approximately 40% of total Heritage Labs revenue in 2011) increased by 2.2% in comparison to 2010. This increase is primarily attributable to the above mentioned increase in revenue from our top 5 insurance customers and an increase in contract manufactured kits, along with a kit price increase of approximately 3.7%.

Approximately 65% of the total volume of specimens tested by Heritage Labs originate from a Portamedic paramedical exam or a Health & Wellness screening.

Heritage Labs revenues in 2010 were $13.7 million, a decrease of $1.3 million, or 8.5%, compared to 2009.

During 2010, revenue from lab testing (approximately 60% of total Heritage Labs revenue in 2010) declined 2.5% compared to 2009. Heritage Labs tested 6.7% fewer specimens compared to the prior year (523,000 in 2010 vs. 561,000 in 2009), as reduced demand for lab testing services from one large customer exceeded increased revenues from new and existing Heritage Labs customers. The decline in revenue due to the decrease in the number of specimens tested was partially offset by an increase in Heritage Labs average revenue per specimen tested ($15.78 in 2010 vs. $15.10 in 2009).

 Revenues from lab kit assembly (approximately 40% of total Heritage Labs revenue in 2010) decreased by 16.1% in comparison to 2009. This decrease is primarily attributable to reduced demand from one large customer, along with fewer kit orders from Portamedic (due to their revenue decline).

Health & Wellness

Health & Wellness revenues in 2011 were $18.4 million, an increase of $4.1 million, or 28.6%, compared to 2010.  Health & Wellness performed 25.6% more health screenings compared to the prior year (348,000 in 2011 vs. 277,000 in 2010).  We provided our services to 74 health management companies in 2011, up from 57 companies in 2010.  We have conducted screening events in every state in the U.S. as well as The District of Columbia and Puerto Rico.  Currently, we have approximately 2,000 "wellness certified" health professionals in our network. Our revenue increase in 2011 compared to 2010 is primarily due to an increased number of screenings that we provided to new and existing customers.

Health & Wellness revenues in 2010 were $14.3 million, an increase of $3.4 million, or 30.9%, compared to 2009.  In 2010, we performed approximately 277,000 health screenings and sold approximately 28,000 home specimen collection kits. In 2009, we performed approximately 214,000 screenings and sold approximately 17,000 home specimen collection kits.  In mid 2011, we discontinued selling home specimen collection kits for strategic business reasons. We provided our services to 57 health management companies and clinical research organizations in 2010, up from 49 companies in 2009.    At year end 2010, we had certified approximately 2,300 of the health professionals in our network to be “wellness certified”. Our revenue increase in 2010 compared to 2009 was primarily due to our sales and marketing efforts in 2010, as we continued to grow and develop this business.

Hooper Holmes Services

Hooper Holmes Services revenue decreased 5.1% to $20.7 million for 2011 versus the prior year.

Health Information Services revenue totaled $12.3 million in 2011, a decrease of $0.7 million, or 5.5%, compared to 2010. This decline in revenue is primarily attributable to lower revenue from our APS retrieval and PIL which totaled $10.0 million in 2011, a decrease of 5.6% as compared to the prior year. Our APS retrieval and PIL revenue declined primarily due to a decrease in the average price per unit of 3.9% in 2011 as compared to 2010. Also contributing to the decline in APS retrieval and PIL revenue was a 1.9% decrease in the number of units performed in 2011 as compared to 2010. Inspection and motor vehicle report ("MVR") reporting revenue totaled $2.3 million in 2011 and declined 5.0% as compared to the prior year.

Consumer Services includes our tele-underwriting/interviewing services. Revenue from Consumer Services for the year 2011 decreased 8.8% to $4.5 million as compared to the prior year.  The decrease in revenue was primarily due to a decline of 11.5% in the number of tele-underwriting/interviewing units completed as compared to the prior year. The average price per unit for 2011 increased 3.0% as compared to the prior year.

Health Risk Analytics includes our risk management and underwriting services. Revenues of $3.9 million were consistent with the prior year.

Hooper Holmes Services revenue decreased 11.5% to $21.9 million for 2010 versus 2009.

 Revenues from Health Information Services decreased 9.3% to $13.0 million for the year 2010 versus 2009. The decrease in revenues is primarily due to a reduction in the number of APS units of approximately 3.3% as compared to 2009, attributable to the overall decline in life insurance activity, and a decrease of approximately 3.9% as compared to 2009, in the average price per unit of an APS.  The decrease in the average price per unit is attributable to a reduction in fees charged to customers for medical records retrieval.

Revenue from Consumer Services for the year 2010 decreased 23.7% as compared to 2009.  The decrease in revenue is primarily due to a decline of 25.0% in the number of tele-underwriting/interviewing units completed (primarily due to reduced demand for our services from one significant customer), partially offset by an increase of 1.8% in the average price per unit as compared to 2009.

Revenues from Health Risk Analytics increased 1.4% in 2010 to $3.9 million compared to 2009. The slight increase in revenue is due to increased volume from our existing customers.

Cost of Operations

Our total cost of operations amounted to $118.4 million in 2011 compared to $122.9 million in 2010 and $133.3 million in 2009.  The following table shows the cost of operations as a percentage of revenues broken down by service line.

	For the Years Ended December 31,
		As a % of		As a % of		As a % of
(in thousands)	2011	Revenues	2010	Revenues	2009	Revenues
Portamedic/Health & Wellness	$95,140	76.1%	$98,578	74.2%	$105,486	72.6%
Heritage Labs	9,153	67.0%	8,553	62.5%	9,529	63.7%
Hooper Holmes Services	16,106	77.7%	17,772	81.3%	20,895	84.6%
Subtotal	120,399	—	124,903	—	135,910	—
Intercompany eliminations (a)	(2,005)	—	(2,014)	—	(2,580)	—
Total	$118,394	75.2%	$122,889	73.9%	$133,330	73.1%

(a)	represents intercompany cost of operations pertaining to sales from Heritage Labs to Portamedic

Cost of operations, as a percentage of revenue, increased to 75.2% for the year ended December 31, 2011 compared to 73.9% for the comparable prior year. This percentage increase is largely due to Portamedic revenues declining at a rate greater than its associated costs, as a significant percentage of costs associated with our Portamedic business are fixed and therefore did not decrease as revenue declined. Cost of operations for Portamedic for the year ended December 31, 2011 includes a credit of $0.5 million relating to a refund received from a supplier pertaining to improperly charged sales tax on purchased materials.

Cost of operations associated with Heritage Labs increased to 67.0% for the year ended December 31, 2011 from 62.5% for the comparable prior year period. This increase is primarily due to increased shipping costs and increased warehouse and overhead costs.

The increase in cost of sales as a percentage of revenue for Portamedic/Health & Wellness and Heritage Labs was offset by declines in cost of sales as a percentage of revenue for Hooper Holmes Services, resulting from cost reduction initiatives implemented during 2010 and 2011.

The increase in our cost of operations for the year ended December 31, 2010 compared to 2009 was primarily attributable to Portamedic revenues declining at a rate greater than its associated costs. A significant percentage of costs associated with our Portamedic business are fixed and therefore did not decrease as revenue declined. The increase in cost of sales as a percentage of revenue for Portamedic was offset by declines in cost of sales as a percentage of revenue for Heritage Labs and Hooper Holmes Services, resulting from revenue levels decreasing at a rate greater than cost reduction initiatives implemented during 2010 and 2009.

Selling, General and Administrative Expenses (SG&A)

	For the years ended December 31,			(Increase) Decrease
(in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Total	$42,470	$42,221	$48,900	$(249)	$6,679

As reflected in the above table, consolidated SG&A expenses for 2011 increased $0.2 million as compared to 2010. SG&A expenses for 2010 were $6.7 million less than in 2009.

The increase in 2011 SG&A expenses compared to 2010 was primarily due to increases of:

•business development, staff training and IT salaries and expenses totaling $1.6 million;

•health insurance costs and employee paid time off accrual totaling $0.4 million;

•sales salaries and expenses totaling $0.5 million;

•incentive compensation expense totaling $0.9 million; and

•Company-wide recruiting costs primarily associated with certain executive and IT positions totaling $0.3 million.

These increases in SG&A were offset by decreases of:

•
depreciation expense of IT systems and hardware and accelerated depreciation expense related to the reduction of the estimated useful life of our current customer service order tracking systems, which totaled $1.5 million;

•	administrative headcount reductions and expenses for Portamedic, Hooper Holmes Services and Heritage Labs, totaling $1.3 million;

•workers compensation and insurance costs totaling $0.4 million; and

•outside consulting fees totaling $0.2 million.

The decrease in 2010 SG&A expenses compared to 2009 was primarily due to reductions of:

•	consulting costs associated with a strategic advisor retained in 2009 totaling $0.5 million;

•	employee benefits, primarily health insurance and workers compensation costs, totaling $2.3 million;

•	depreciation expense primarily related to extending the estimated useful life of our current customer services order tracking IT system totaling $2.1 million;

•	external and internal audit costs and bank fees totaling $0.3 million;

•	legal, general insurance and 401(k) costs totaling $0.4 million;

•	Portamedic regional and administrative salaries and related expenses and sales salaries for all service lines totaling $0.6 million;

•	moving expense associated with Heritage Labs' move to a new facility in January 2009 totaling $0.2 million;

•	amortization expense resulting from certain intangible assets being fully amortized totaling $0.1 million; and

•	headcount reductions in our corporate IT department totaling $0.4 million.

Impairment of Long-Lived Assets

Intangible Assets

In accordance with current accounting standards, long-lived assets, including amortizable intangible assets, are to be tested for impairment when impairment indicators are present.

As a result of the decline in revenues during 2011, 2010 and 2009, principally due to the downturn in the economy and its negative impact on the life insurance industry in which we serve, we performed an impairment analysis of our intangible assets.  Based on our analysis, we concluded that the undiscounted cash flows expected to be generated by our intangible assets (primarily customer relationships) exceeded their carrying values.  As a result, no impairment was recorded on our intangible assets during 2011, 2010 and 2009.

Restructuring and Other Charges

For the year ended December 31, 2011, we recorded restructuring charges of $0.1 million. These charges consisted primarily of severance and branch office closure costs.

For the year ended December 31, 2010, we recorded restructuring charges of $1.0 million. These charges are attributable to severance related to the resignation of our former CEO and employee severance costs related to headcount reduction actions in Portamedic and Hooper Holmes Services.

For the year ended December 31, 2009, we recorded restructuring and other charges of $1.2 million.  These charges were attributable to:

•	restructuring charges for employee severance and office closures totaling $0.8 million; and

•	legal and other costs related to the 2009 Board of Directors election proxy contest totaling $0.4 million.

Operating Loss / Income from Continuing Operations

Our consolidated operating loss from continuing operations for the year ended December 31, 2011 totaled $3.5 million, compared to operating income of $0.2 million in the prior year.  This decline is primarily due to a decrease in gross profit of $4.4 million ($39.1 million in 2011 vs. $43.5 million in 2010). The decrease in our gross profit is primarily due to a decline in revenues of 5.3%.

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

Other income (expense)

Interest income for the years ended December 31, 2011, 2010 and 2009 was $0.06 million, $0.12 million and $0.09 million, respectively.

Other (expense) income, net for the years ended December 31, 2011, 2010 and 2009 was $(0.02) million, $1.3 million and $(0.4) million, respectively. Included in the results from continuing operations for the year ended December 31, 2011, in Other (expense) income, net, is the reversal of $0.3 million primarily related to previously accrued interest and penalties resulting from entering into voluntary compliance agreements with 12 states relating to unclaimed property offset by $0.3 million of amortization expense of costs associated with our credit facility. Included in the results for the year ended December 31, 2010 is a gain of approximately $1.6 million representing the reversal of a reserve previously established for interest and penalties associated with a state unclaimed property matter for which the audit period has lapsed.

Income Taxes

      We have significant deferred tax assets attributable to tax deductible intangibles, capital loss carryforwards and federal and state net operating loss carryforwards, which may reduce taxable income in future periods.  Based on the continued decline in revenues, the cumulative tax and operating losses, the lack of taxes in the carryback period and the uncertainty surrounding the extent or timing of future taxable income, we do not believe we will realize the tax benefits of these deferred tax assets.  Accordingly, we continue to record a full valuation allowance on our net deferred tax assets of $51.8 million and $50.5 million as of December 31, 2011 and 2010, respectively.

The income tax expense recorded in the year ended December 31, 2011 totaling $0.1 million, is primarily due to taxes on gross revenues related to two states, a liability for amended tax returns including interest, for one of these states for the years 2006 through 2008 and the true-up of the 2010 tax provision for two states. The income tax expense recorded in the year ended December 31, 2010 is primarily due to a liability for amended tax returns filed in one state for tax years 2007 and 2008, and the true-up of the 2009 tax provision for this state.

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

As of December 31, 2011 and 2010, no amounts were recorded for unrecognized tax benefits or for the payment of interest or penalties.  Furthermore, no such amounts were accrued during the years ended December 31, 2011 and 2010.

In July 2008, we received notification from the U.S. Internal Revenue Service (the “IRS”) that it had completed its audits of our tax returns for the years 2001 through 2006 with no adjustments.  State income tax returns for the year 2007 and forward are subject to examination.

As of December 31, 2011, we had U.S. federal and state net operating loss carryforwards of approximately $96.8 million and $96.0 million, respectively.   The net operating loss carryforwards, if not utilized, will expire in the years 2012 through 2031.

The effective tax rate for the years ended December 31, 2011, 2010 and 2009 was 4%, 14% and (103%), respectively.

Discontinued Operations

In 2008, we sold substantially all of the assets and liabilities of our Claims Evaluation Division ("CED") operating segment.  In connection with the sale of the CED, we were released as the primary obligor for certain lease obligations acquired but remain secondarily liable in the event the buyer defaults.  At December 31, 2011, we maintain a liability of $0.2 million for this lease obligation. In 2010, we reduced this reserve by $0.06 million and reported the corresponding gain in discontinued operations for the year ended December 31, 2010. The guarantee is provided for the term of the lease, which expires in July 2015. As of December 31, 2011, the maximum potential amount of future payments under the guarantee is $0.4 million.

In 2011, we recorded a gain of $0.06 million in discontinued operations representing the reversal of a liability for services provided to the CED. This liability is no longer deemed a liability of the Company or the CED.

In connection with the sale of Medicals Direct Group ("MDG") in 2007, we agreed to indemnify the purchaser for certain pre-closing tax liabilities. In 2009, we recorded an additional reserve of $0.04 million in discontinued operations, gain (loss) on sale of subsidiaries, resulting in a total liability for these pre-closing tax matters of $1.5 million. Subsequently in 2009, we reached a settlement agreement with Medicals Direct Holding Limited (“MD”) (successor-in-interest to the purchaser of MDG) whereby the Company and MD agreed to fully release and discharge each other from any and all claims known or unknown under the MDG Stock Purchase Agreement and the Tax Deed. In 2009, we paid MD the sum of $0.3 million and further released MD from the additional purchase price payments due us, totaling $1.2 million.  The $0.3 million payment is presented within cash used in operating activities of discontinued operations in our consolidated statement of cash flows for the year ended December 31, 2009.

Net Loss / Income

Net loss for the year ended December 31, 2011 was $3.5 million, or $0.05 per share on both a basic and diluted basis, compared to net income of $1.5 million, or $0.02 per share on both a basic and diluted basis, reported for the for the year ended December 31, 2010.  In 2009, our results were essentially break even.

Liquidity and Financial Resources

As of and for the years ended December 31, 2011 and 2010, our primary sources of liquidity are our cash provided by operations, holdings of cash and cash equivalents and our revolving line of credit. At December 31, 2011 and 2010, our working capital was $28.3 million and $32.3 million, respectively.  Our current ratio as of December 31, 2011 was 3.5 to 1 compared to 3.6 to 1 at December 31, 2010.  Uses affecting our cash flows for the year ended December 31, 2011 include:

•	capital expenditures of $4.8 million;

•	a combined net decrease in accounts payable, accrued expense and other long-term liabilities (including $0.2 million of restructuring payments related to employee severance) of $1.0 million; and

•	an increase in other assets of $0.2 million; and

•	an increase in inventory of $0.1 million.

These uses of cash were partially offset by the following:

•	a decrease in accounts receivable of $1.0 million; and

•
a loss of $3.6 million from continuing operations, adjusted for non-cash charges of $3.7 million in depreciation and amortization expense, $0.6 million in stock-based compensation expense, and the write-off of software in development of $0.2 million.

We incurred a loss from continuing operations of $3.6 million for the year ended December 31, 2011 which includes a gain of $0.5 million representing a refund from a supplier pertaining to improperly charged sales tax on purchased materials. For the year ended December 31, 2010, we reported income from continuing operations of $1.4 million which includes a gain of approximately $1.6 million representing the reversal of a reserve previously established for interest and penalties associated with a state unclaimed property matter for which the audit period has lapsed. Results from continuing operations for the year ended December 31, 2009 were essentially break even, and included the recovery of approximately $1.5 million of federal income tax in connection with the Worker, Homeownership and Business Assistance Act of 2009. Also included in our results for the three years ended December 31, 2011 are operating (losses) income, and restructuring and other charges.  Restructuring and other charges for the three years ended December 31, 2011 totaled $0.1 million, $1.0 million and $1.2 million, respectively. We have managed our liquidity during this period through a series of cost reduction initiatives and working capital reductions.

At December 31, 2011, we had approximately $16.9 million in cash and cash equivalents and no debt outstanding.  Our net cash provided by operating activities of continuing operations for the years ended December 31, 2011, 2010 and 2009 was $0.8 million, $9.4 million and $8.7 million, respectively.

Loan and Security Agreement

On March 9, 2009, we entered into a three year Loan and Security Agreement (as amended, the “Loan and Security Agreement”) with TD Bank, N.A. (“TD Bank”).

On December 1, 2010, we entered into the First Amendment and Modification to Loan and Security Agreement (the "First Amendment") with TD Bank. Under the First Amendment, the Company has the ability, on or prior to the second anniversary of the First Amendment, and subject to a determination by our Board of Directors authorizing such a transaction, to repurchase up to $5 million of its capital stock out of Qualified Cash (as such term is defined in the First Amendment), provided no Default or Event of Default (as such terms are defined in the Loan and Security Agreement) shall have otherwise occurred. In addition, under the First Amendment, the maturity date of the Loan and Security Agreement has been extended by one year (to March 8, 2013 from March 8, 2012) and, commencing March 8, 2012 and at all times thereafter, the unused line fee (usage fee) under the Loan and Security Agreement will reduce from one percent (1%) per annum to one-half of one percent (1/2%) per annum, in each case on the difference between $15 million and the sum of the average daily outstanding principal balance of cash advances under the revolving credit line and the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.

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

On February 25, 2011, we entered into the Second Amendment and Modification to Loan and Security Agreement (the "Second Amendment"). Under the Second Amendment, the maximum aggregate of our future purchase money indebtedness and capitalized lease obligations in respect of specific items of equipment was increased to $2.0 million from $0.25 million effective December 31, 2010. The Second Amendment also contains other customary representations, warranties, covenants and terms and conditions.

On February 29, 2012, we entered into the Third Amendment and Modification to Loan and Security Agreement (the "Third Amendment"). Under the Third Amendment, we are obligated to maintain a Fixed Charge Coverage Ratio on a rolling 12 month basis of not less than 1.1 to 1.0 as of any fiscal quarter ending after September 30, 2011 if, for any one or more day(s) following any such fiscal quarter end, (a) the outstanding balance of cash advances under the Loan and Security Agreement is greater than $0 and (b) the amount of our cash on deposit with TD Bank is less than $6.0 million. Under the Third Amendment, we are also obligated to provide to TD Bank certain financial projections on an annual basis, within 45 days of our fiscal year end. The Third Amendment also contains other customary representations, warranties, covenants and terms and conditions.

The Loan and Security Agreement (as amended) provides us with a revolving line of credit, the proceeds of which are to be used for general working capital purposes.  Under the terms of the Loan and Security Agreement, TD Bank has agreed to make revolving credit loans to us in an aggregate principal amount at any one time outstanding which, when combined with the aggregate undrawn amount of all unexpired letters of credit, does not exceed 85% of “Eligible Receivables” (as that term is defined in the Loan and Security Agreement), provided that in no event can the aggregate amount of the revolving credit loans and letters of credit outstanding at any time exceed $15 million.  The maximum aggregate face amount of letters of credit that may be outstanding at any time may not exceed $1.5 million.

Borrowings of revolving credit loans shall take the form of LIBOR rate advances with the applicable interest rate being the greater of 1% per annum or the LIBOR rate, plus 3.5% for any borrowings up to March 8, 2012. Borrowings on March 9, 2012 and thereafter shall bear interest at the LIBOR rate plus 3.5% per annum (i.e., without regard to a 1% per annum minimum).

In connection with the Loan and Security Agreement, we paid closing fees of $0.2 million to the lender.  Through March 7, 2012, we are also obligated to pay, on a monthly basis in arrears, an unused line fee (usage fee) equal to 1% per annum on the difference between $15 million and the average daily outstanding principal balance of cash advances under the revolving credit line plus the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.  Effective March 8, 2012, the usage fee will be one-half of one percent (1/2%) per annum. In addition, we are required to pay an annual loan fee of $0.1 million.  During the each of the three years ended December 31, 2011, we incurred unused line fees of $0.1 million.

On April 22, 2009, we obtained from TD Bank and issued a letter of credit under the Loan and Security Agreement in the amount of $0.5 million to the landlord of our Heritage Labs facility as security for performance of our obligations under the lease.  The letter of credit expired on December 31, 2011.  Also, in December 2009, we opened a $0.1 million TD VISA credit card account to be used by Hooper Holmes Services medical records retrieval service line. The letter of credit and the credit card reduced our borrowing capacity under our revolving line of credit.  As of December 31, 2011, our borrowing capacity under the revolving line of credit totaled $13.4 million (which is 85% of Eligible Receivables) and there were no outstanding borrowings.

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

As security for our full and timely payment and other obligations under the Loan and Security Agreement, we granted TD Bank a security interest in all of our existing and after-acquired property and our subsidiary guarantors, including our receivables (which are subject to a lockbox account arrangement), inventory and equipment.  As further security, we granted TD Bank a mortgage lien encumbering our corporate headquarters.  The aforementioned security interest and mortgage lien are collectively referred to herein as the “Collateral”.

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

The Loan and Security Agreement contains a financial covenant that requires us to maintain a Fixed Charge Coverage Ratio (as defined in the Loan and Security Agreement), and as amended under the Third Amendment noted above, measured on a rolling 12 month basis of not less that 1.1 to 1.0 as of any fiscal quarter ending after September 30, 2011 if, for any one or more day(s) following any such fiscal quarter end, (a) the outstanding balance of cash advances under the Loan and Security Agreement is greater than $0 and (b) the amount of our cash on deposit with TD Bank is less than $6.0 million.  As of December 31, 2011, both because our cash on deposit with TD Bank exceeded $6.0 million and our outstanding balance of cash advances under the Loan and Security Agreement was $0, compliance with the Fixed Charge Coverage Ratio is not applicable. However, if this covenant did apply, our Fixed Charge Coverage Ratio measured as specified in the Loan and Security Agreement as of December 31, 2011 was 0.8 to 1. As such, we would fail this financial covenant and therefore would have no borrowing capability under the terms of our Loan and Security Agreement.

Our failure or that of any subsidiary guarantor to comply with any of the covenants or the breach of any of our or their representations and warranties, contained in the Loan and Security Agreement, constitutes an Event of Default under the agreement.  In addition, the Loan and Security Agreement provides that “Events of Default” include the occurrence or failure of any event or condition that, in TD Bank’s sole judgment, could have a material adverse effect (i) on the our business, operations, assets, management, liabilities or condition, (ii) in the value of or the perfection or priority of TD Bank’s lien upon the Collateral, or (iii) on our ability and our subsidiary guarantors to perform under the Loan and Security Agreement.

The current challenging economic climate may lead to future reductions in revenues.  If revenues continue to decline compared to the prior year, operating losses may continue to occur, we may be required to take additional actions to further reduce costs and capital spending, and restructure operations.  This would also reduce our cash reserves and potentially require us to borrow under the Loan and Security Agreement with TD Bank. Furthermore, there is no guarantee that our current and future cost reduction actions will generate the cost savings necessary to offset declining revenues.  If we are unsuccessful in implementing additional cost reduction initiatives and/or if revenues continue to decline at levels similar to or worse than that experienced in 2011, we may fail to satisfy the financial covenant contained in the Loan and Security Agreement and therefore would be prohibited from borrowing under the Loan and Security Agreement.  Further, as defined in the Loan and Security Agreement, TD Bank may at its sole discretion request additional security, reduce availability or determine if negative events are Events of Default. These and other factors would adversely affect our liquidity and our ability to generate profits in the future.

Based on our anticipated level of future revenues, the cost reduction initiatives implemented to date, our existing cash, cash equivalents and unused borrowing capacity, we believe we have sufficient funds to meet our cash needs through December 31, 2012.

Cash Flows from Operating Activities

For the years ended December 31, 2011, 2010 and 2009, net cash provided by operating activities of continuing operations was $0.8 million, $9.4 million and $8.7 million, respectively.

The net cash provided by operating activities of continuing operations for 2011 of $0.8 million includes a net loss of $3.6 million from continuing operations, non-cash charges of $3.7 million of depreciation and amortization, and $0.6 million of share-based compensation expense. Changes in working capital items included:

•
a decrease in accounts receivable of $1.0 million, primarily due to reduced revenues during the fourth quarter of 2011 compared to the fourth quarter of 2010. Our consolidated days sales outstanding (DSO), measured on a rolling 90-day basis was 40.5 days at December 31, 2011, compared to 40.4 days at December 31, 2010.  Historically, our accounts receivable balances and our DSO are at their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out.  As a result, our DSO historically declines at year-end compared to other months during the year. Our average DSO for 2011 was 45.6 days compared to 46.0 days in 2010.  We believe our on-going collection efforts in 2011 and 2010, along with our continued focus on electronic customer billing, are the primary drivers of our ability to maintain our DSO. Our allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $0.4 million since December 31, 2010, resulting from a $0.2 million reduction reversed to revenue during the year ended December 31, 2011, write-offs of $0.3 million, offset by an additional expense provision of $0.1 million.

•	an increase in other assets of $0.2 million; and

•	a combined net decrease in accounts payable, accrued expenses and other long-term liabilities of $1.0 million.

The net cash provided by operating activities of continuing operations for 2010 of $9.4 million includes net income of $1.4 million from continuing operations, non-cash charges of $4.9 million of depreciation and amortization, and $0.6 million of share-based compensation expense. Changes in working capital items included:

•
a decrease in accounts receivable of $0.8 million, primarily due to increased Portamedic cash collections.  Our consolidated days sales outstanding (DSO), measured on a rolling 90-day basis, was 40.4 days at December 31, 2010, compared to 40.8 days at December 31, 2009. Our average DSO for 2010 was 46.0 days compared to 47.6 days in 2009.  We believe our increased collection efforts in 2010, along with our continued focus on electronic customer billing, are the primary drivers of our improvement in our 2010 DSO relative to our historic experience. As a result of these improvements, our allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $0.3 million since December 31, 2009, of which $0.2 million was reversed to revenue during the year ended December 31, 2010.

•	a decrease in other assets and income tax receivable of $2.3 million; and

•	a combined net decrease in accounts payable, accrued expenses and other long-term liabilities of $1.5 million.

The net cash provided by operating activities of continuing operations for 2009 of $8.7 million includes net income of $0.04 million from continuing operations, non-cash charges of $7.2 million of depreciation and amortization, and $0.7 million of share-based compensation expense. Changes in working capital items included:

•
a decrease in accounts receivable of $4.9 million, primarily due to increased Portamedic cash collections.  Our consolidated days sales outstanding (DSO), measured on a rolling 90-day basis, was 40.8 days at December 31, 2009, compared to 48.1 days at December 31, 2008.   Our average DSO for 2009 was 47.6 days compared to 53.7 days in 2008.  We believe our increased collection efforts in 2009, along with our continued focus on electronic customer billing, are the primary drivers of our improvement in our 2009 DSO relative to our historic experience. As a result of these improvements, our allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $1.8 million since December 31, 2008, of which $0.5 million was reversed to revenue during the year ended December 31, 2009.

•	an increase in other assets and income tax receivable of $2.8 million; and

•	a combined net decrease in accounts payable, accrued expenses and other long-term liabilities of $1.6 million.

Cash Flows used in Investing Activities

For the year ended December 31, 2011, we used $4.8 million in net cash for investing activities of continuing operations for capital expenditures primarily related to the development of a new IT system for processing customer orders, our new inventory management system, a new Portamedic web portal and our new iParamed technology platform.

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

Cash Flows used in Financing Activities

For the year ended December 31, 2011, net cash used in financing activities of continuing operations was $0.4 million and represents costs associated with our Loan and Security Agreement with TD Bank and a reduction in our capital lease obligations.

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

Share Repurchases

We did not purchase any shares of our common stock during 2011, 2010 or 2009.

Dividends

No dividends were paid in 2011, 2010 or 2009.  We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of the Loan and Security Agreement with TD Bank.

Contractual Obligations

The following table sets forth our schedule of contractual obligations at December 31, 2011, including future minimum lease payments under non-cancelable operating and capital leases, employment contract payments and our software license fees.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$15,389	$4,342	$5,539	$3,154	$2,354
Capital Lease Obligations	364	276	79	9	—
Employment Contracts	797	797	—	—	—
Total	$16,550	$5,415	$5,618	$3,163	$2,354

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

As discussed in the Results of Operations, due to the decline in revenues during 2011, 2010 and 2009, principally due to the downturn in the economy and its negative impact on the life insurance industry in which we serve, we performed an impairment analysis of our intangible assets.  Based on the analysis, we concluded that the undiscounted cash flows expected to be generated by our intangible assets (primarily customer relationships), exceeded their carrying values.  As a result, no impairment was recorded on our intangible assets during 2011, 2010 and 2009.

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

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 8 to the consolidated financial statements included in this Annual Report.  Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations.  Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings.  As of December 31, 2011, there were no borrowings outstanding.

As of December 31, 2011, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 8	Financial Statements and Supplementary Data

Financial Highlights (Unaudited)

	Years ended December 31,
(in thousands, except share data, per share data and ratios)	2011	2010	2009
Revenues	$157,489	$166,370	$182,401
Operating (loss) income from continuing operations	(3,487)	234	(1,013)
Net (loss) income	(3,524)	1,476	(4)
Basic and diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.05)	$0.02	$—
Income from discontinued operations	$—	$—	$—
Net (loss) income per share	$(0.05)	$0.02	$—
Weighted average number of shares:
Basic	69,628,135	69,437,710	68,692,176
Diluted	69,628,135	69,896,969	69,392,243
Return on stockholders’ equity	(8.8)%	3.3%	—
Net cash provided by operating activities of continuing operations	$786	$9,350	$8,669
Working capital	$28,323	$32,321	$30,102
Book value per weighted average share outstanding	$0.59	$0.63	$0.60
Closing stock price per common share	$0.60	$0.70	$1.04
Current ratio	3.5:1	3:6:1	3.2:1
Quick ratio	3.3:1	3.4:1	3.0:1

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	36
Consolidated Balance Sheets – December 31, 2011 and 2010	37
Consolidated Statements of Operations – Years ended December 31, 2011, 2010 and 2009	38
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2011, 2010 and 2009	39
Consolidated Statements of Cash Flows – Years ended December 31, 2011, 2010 and 2009	40
Notes to Consolidated Financial Statements	41-54
Quarterly Financial Data (Unaudited)	55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hooper Holmes, Inc.:

We have audited the accompanying consolidated balance sheets of Hooper Holmes, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011.  In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, Schedule II – Valuation and Qualifying Accounts.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hooper Holmes, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Short Hills, New Jersey

March 9, 2012

Hooper Holmes, Inc.
Consolidated Balance Sheets
 (In thousands, except share and per share data)

	December 31, 2011	December 31, 2010
ASSETS (Note 8)
Current Assets:
Cash and cash equivalents	$16,917	$21,391
Accounts receivable, net of allowance for doubtful accounts of $525 and $910 at December 31, 2011 and 2010, respectively	18,387	19,484
Inventories	2,226	2,153
Other current assets	2,140	1,899
Total current assets	39,670	44,927
Property, plant and equipment, net	13,052	11,647
Intangible assets, net	195	537
Other assets	364	368
Total assets	$53,281	$57,479
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,174	$6,665
Accrued expenses	6,173	5,941
Total current liabilities	11,347	12,606
Other long-term liabilities	1,185	1,247
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares; Issued: 69,678,982 shares and 69,598,982 shares at December 31, 2011 and 2010, respectively. Outstanding: 69,669,587 shares and 69,589,587 shares at December 31, 2011 and 2010, respectively.	2,787	2,784
Additional paid-in capital	148,839	148,195
Accumulated deficit	(110,806)	(107,282)
	40,820	43,697
Less: Treasury stock, at cost; 9,395 shares as of December 31, 2011 and 2010	(71)	(71)
Total stockholders' equity	40,749	43,626
Total liabilities and stockholders' equity	$53,281	$57,479
See accompanying notes to consolidated financial statements.

      Hooper Holmes Inc.
Consolidated Statements of Operations
 (In thousands, except share and per share data)

	Years ended December 31,
	2011	2010	2009
Revenues	$157,489	$166,370	$182,401
Cost of operations	118,394	122,889	133,330
Gross profit	39,095	43,481	49,071
Selling, general and administrative expenses	42,470	42,221	48,900
Restructuring and other charges	112	1,026	1,184
Operating (loss) income from continuing operations	(3,487)	234	(1,013)
Other income (expense):
Interest expense	(18)	(12)	(17)
Interest income	62	122	92
Other (expense) income, net	(20)	1,302	(441)
	24	1,412	(366)
(Loss) income from continuing operations before income taxes	(3,463)	1,646	(1,379)
Income tax expense (benefit)	123	225	(1,416)
(Loss) income from continuing operations	(3,586)	1,421	37
Discontinued operations:
Gain (loss) on sale of subsidiaries	62	55	(41)

Net (loss) income	$(3,524)	$1,476	$(4)
Basic and diluted (loss) earnings per share:
Continuing operations
Basic	$(0.05)	$0.02	$—
Diluted	$(0.05)	$0.02	$—
Discontinued operations
Basic	$—	$—	$—
Diluted	$—	$—	$—
Net (loss) income
Basic	$(0.05)	$0.02	$—
Diluted	$(0.05)	$0.02	$—
Weighted average number of shares:
Basic	69,628,135	69,437,710	68,692,176
Diluted	69,628,135	69,896,969	69,392,243

See accompanying notes to consolidated financial statements.

 Hooper Holmes, Inc.
Consolidated Statements of Stockholders’ Equity
 (In thousands, except share data)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Total
Balance, December 31, 2008	68,683,982	$2,747	$146,846	$(108,754)	(9,395)	$(71)	$40,768
Net loss				(4)			(4)
Share-based compensation	30,000	1	661				662
Balance, December 31, 2009	68,713,982	2,748	147,507	(108,758)	(9,395)	(71)	41,426
Net income				1,476			1,476
Issuance of stock under
employee stock purchase plan	850,000	35	118				153
Share-based compensation	35,000	1	570				571
Balance, December 31, 2010	69,598,982	2,784	148,195	(107,282)	(9,395)	(71)	43,626
Net loss				(3,524)			(3,524)
Share-based compensation	80,000	3	644				647
Balance, December 31, 2011	69,678,982	$2,787	$148,839	$(110,806)	(9,395)	$(71)	$40,749

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc.
Consolidated Statements of Cash Flows
 (In thousands)

	Years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(3,524)	$1,476	$(4)
Income (loss) from discontinued operations, net of income taxes	62	55	(41)
(Loss) income from continuing operations	(3,586)	1,421	37
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation	3,332	4,476	6,660
Amortization	342	395	497
Provision for bad debt expense	107	78	20
Share-based compensation expense	647	572	662
Write-off of software in development	210	65	—
Loss on disposal of fixed assets	30	141	180
Change in assets and liabilities, net of effect
from dispositions of businesses:
Accounts receivable	991	803	4,885
Inventories	(73)	597	115
Other assets	(237)	859	(1,324)
Income tax receivable	—	1,479	(1,448)
Accounts payable, accrued expenses and other long-term liabilities	(977)	(1,536)	(1,615)
Net cash provided by operating activities of continuing operations	786	9,350	8,669
Net cash used in operating activities of discontinued operations	—	—	(300)
Net cash provided by operating activities	786	9,350	8,369
Cash flows from investing activities:
Capital expenditures	(4,821)	(4,346)	(3,138)
Net cash used in investing activities of continuing operations	(4,821)	(4,346)	(3,138)
Net cash provided by investing activities of discontinued operations	—	—	83
Net cash used in investing activities	(4,821)	(4,346)	(3,055)
Cash flows from financing activities:
Proceeds from employee stock purchase plan	—	153	—
Reduction in capital lease obligation	(338)	(160)	(130)
Debt financing fees	(101)	(101)	(236)
Net cash used in financing activities of continuing operations	(439)	(108)	(366)
Net (decrease) increase in cash and cash equivalents	(4,474)	4,896	4,948
Cash and cash equivalents at beginning of year	21,391	16,495	11,547
Cash and cash equivalents at end of year	$16,917	$21,391	$16,495

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$308	$467	$224
Fixed assets acquired by capital leases	$354	$200	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—	$1
Income taxes	$121	$229	$101
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

(c)	Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities at the date of purchase of less than 90 days to be cash equivalents.

(d)	Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for (i) estimated losses resulting from the inability of our customers to make required payments and (ii) estimated amounts that customers may deduct from their remittances to the Company for billed items not in compliance with customer specifications. Allowances for uncollectible accounts are estimated based on the Company's periodic review of accounts receivable historical losses, current receivables aging and existing industry and economic data. Account balances are charged off to the allowance after all means of collections have been exhausted and potential for recovery is considered remote.  Customer billing adjustments are recorded against revenue whereas adjustments for bad debts are recorded within selling, general and administrative expenses.  Accounts receivable are net of an allowance for doubtful accounts and pricing adjustments totaling $0.5 million and $0.9 million as of December 31, 2011 and 2010, respectively.  The Company does not have any off-balance sheet credit exposure related to its customers.

(e)	Inventories

Inventories, which consist of finished goods and component inventory, are stated at the lower of average cost or market. Included in inventories at December 31, 2011 and 2010 are $1.4 million and $1.4 million, respectively, of finished goods and $0.8 million and $0.8 million, respectively, of components.

(f)	Property, Plant and Equipment

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

(g)	Long-Lived Assets

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

(h)	Deferred Rent

The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the term of the lease.

(i)	Advertising

Costs related to space in publications are expensed as incurred. Advertising expense was approximately $0.3 million, $0.3 million and $0.3 million in 2011, 2010 and 2009, respectively.

(j)	Revenue Recognition

Revenue is recognized for our health risk assessment services when the paramedical exam or wellness screening is completed and the results are delivered to our customers. Revenues generated from medical record collection, laboratory testing, fingerstick test kits and other services are recognized when the related service is completed and the results are delivered to our customers.

Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and therefore is excluded from revenues in the consolidated statements of operations.

(k)	Share-Based Compensation

The Company recognizes share-based compensation cost on a straight-line basis over the vesting period. Compensation cost is measured at the grant date based on the fair value of the award.

(l)	Income Taxes

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

(m)	(Loss) Earnings per Common Share

“Basic” (loss) earnings per share equals net (loss) income divided by the weighted average common shares outstanding during the period.  “Diluted” (loss) earnings per share equals net (loss) income divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. The computation of basic and diluted (loss) earnings per share for the three years ended December 31, 2011 was as follows:

	For the Years Ended December 31,
	2011	2010	2009
Earnings (loss) - basic and diluted:
(Loss) income from continuing operations	$(3,586)	$1,421	$37
Income (loss) from discontinued operations	62	55	(41)
Net (loss) income	$(3,524)	$1,476	$(4)

Weighted average shares outstanding:
Weighted average shares outstanding - basic	69,628,135	69,437,710	68,692,176
Effect of dilutive common stock options
and restricted stock	—	459,259	700,067
Weighted average shares outstanding - diluted	69,628,135	69,896,969	69,392,243

(Loss) earnings per share - basic and diluted:
(Loss) earnings from continuing operations	$(0.05)	$0.02	$—
(Loss) earnings from discontinued operations	—	—	—
Net (loss) income	$(0.05)	$0.02	$—

 Outstanding options to purchase approximately 4,028,000, 5,408,000 and 4,857,100 shares of the Company's common stock were excluded from the calculation of diluted (loss) earnings per share for the years ended December 31, 2011, 2010 and 2009, respectively, because their exercise prices exceeded the average market price of the Company's common stock for such periods and therefore were antidilutive.

(n)	Use of Estimates

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

(o)	Concentration of Credit Risk

For each of the three years ended December 31, 2011, 2010 and 2009, no one customer accounted for more than 10% of consolidated revenues.

The Company’s accounts receivable are due primarily from insurance companies.  As of December 31, 2011 and 2010, no one customer accounted for more than 10% of the total consolidated accounts receivable.

Note 2 — Intangibles

As a result of the decline in revenues during the past several years, principally due to the weak economy and its negative impact on the life insurance industry the Company serves, the Company performed an impairment analysis of its intangible assets.  Based on the analysis, the Company concluded that the undiscounted cash flows expected to be generated by its intangible assets (primarily customer relationships), exceeded their carrying values.  As a result, no impairment was recorded on our intangible assets during 2011, 2010 and 2009.

The following table presents certain information regarding the Company’s intangible assets as of December 31, 2011 and 2010.  All identifiable intangible assets are being amortized over their estimated useful lives, as indicated below, with no expected residual values.

	Weighted
	Average	Gross
	Useful Life	Carrying	Accumulated	Net
	(years)	Amount	Amortization	Balance
At December 31, 2011:
Customer relationships	9.7	$12,502	$12,360	$142
Trademarks and tradenames	15.7	487	434	53
		$12,989	$12,794	$195
At December 31, 2010:
Customer relationships	9.7	$12,502	$12,044	$458
Trademarks and tradenames	15.7	487	408	79
		$12,989	$12,452	$537

The aggregate intangible amortization expense for the years ended December 31, 2011, 2010 and 2009 was approximately $0.3 million, $0.4 million and $0.5 million, respectively. Assuming no additional change in the gross carrying amount of intangible assets, the estimated intangible asset amortization expense for the fiscal year ended December 31, 2012 is $0.2 million.

Note 3 — Share-Based Compensation

Employee Stock-Based Compensation Plan — On May 24, 2011, the Company's shareholders approved the Hooper Holmes, Inc. 2011 Omnibus Employee Incentive Plan (the "2011 Plan") providing for the grant of stock options and non-vested stock awards. The 2011 Plan provides for the issuance of an aggregate of 1,500,000 shares. As of December 31, 2011, the Company is authorized to grant share-based awards of approximately 1,425,000 shares under the 2011 Plan.

On May 29, 2008, the Company’s shareholders approved the Hooper Holmes, Inc. 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, non-vested stock and performance shares.  The 2008 Plan provides for the issuance of an aggregate total of 5,000,000 shares.  As of December 31, 2011, the Company is authorized to grant share-based awards of approximately 240,000 shares under the 2008 Plan.

Prior to the 2008 Plan, the Company’s shareholders had approved stock option plans providing for the grant of options for up to 2,400,000 shares of common stock in 1997, 2,000,000 shares in 1999 and 3,000,000 shares in 2002.  Upon the adoption of the 2008 Plan, no further awards could be granted under these prior stock option plans.

Options are granted at fair value on the date of grant and are exercisable in accordance with a vesting schedule specified in the grant agreement and have contractual lives of 10 years from the date of grant. Options to purchase 600,000 of the Company's stock granted to certain executives of the Company in December 2010 vest 50% on each of the first and second anniversaries of the grant. Options to purchase 650,000 of the Company's stock granted to certain executives of the Company in July 2011 vest one-third on each of the first, second and third anniversaries of the grant. All other options granted by the Company vest 25% on each of the second through fifth anniversaries of the grant.

During 2011, 2010 and 2009, the Company granted options to acquire 980,000, 1,935,000 and 725,000 shares, respectively, of the Company's stock. The fair value of each stock option granted during the year was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2011	2010	2009
Expected life (years)	5.5	5.4	5.4
Expected volatility	92.6%	91.9%	85.3%
Expected dividend yield	—	—	—
Risk-free interest rate	1.6%	1.7%	2.5%
Weighted average fair value of options granted during the year	$0.69	$0.49	$0.30

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

The following table summarizes stock option activity for the year ended December 31, 2011:

			Weighted
		Weighted Average	Average Remaining		Aggregate Intrinsic
	Number of Shares	Exercise Price Per Share	Contractual Life		Value (in thousands)
Outstanding at December 31, 2010	6,370,150	$2.07
Granted	980,000	0.94
Exercised	—	—
Expired	(794,150)	4.35
Forfeited	(567,500)	1.03
Outstanding at December 31, 2011	5,988,500	$1.68	6.7	years	$101
Exercisable at December 31, 2011	2,752,250	$2.70	4.9	years	$26

The aggregate intrinsic value disclosed in the table above represents the difference between the Company’s closing stock price on the last trading day of  2011 (December 30, 2011) and the exercise price, multiplied by the number of in-the-money stock options for each category.

No stock options were exercised during the years ended December 31, 2011, 2010 and 2009.

Options for the purchase of 1,110,625, 789,375 and 309,375 shares of common stock vested during the years ended December 31, 2011, 2010 and 2009, respectively, and the fair value of these options was $0.8 million, $0.7 million and $0.5 million, respectively. As of December 31, 2011, there was approximately $1.1 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted average period of 2.6 years.  Shares issued upon stock option exercises may be made available from authorized but unissued common stock or from treasury shares.

In July 2009, an aggregate of 500,000 shares of non-vested stock were granted under the 2008 Plan. The fair value of these non-vested stock awards was based on the grant date fair value and amounted to $0.45 per share. The shares vest as follows:  25% after two years and 25% on each of the next three anniversary dates thereafter. As of December 31, 2011, 300,000 shares of such non-vested stock were forfeited and 50,000 shares were vested.  In July 2011, an aggregate of 305,000 shares of non-vested stock were granted under the 2008 Plan.  The fair value of these non-vested stock awards was based on the grant date fair value and amounted to $1.06 per share. The shares vest as follows: 33% on each of the first and second anniversary dates and 34% on the third anniversary. As of December 31, 2011, no shares were forfeited and no shares were vested. As of December 31, 2011, there was approximately $0.3 million of total unrecognized compensation cost related to non-vested stock awards. The cost is expected to be recognized over 2.6 years.

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

Employee Stock Purchase Plan — The Company’s 2004 Employee Stock Purchase Plan (the "2004 Plan”) provides for the granting of purchase rights for up to 2,000,000 shares of Company stock to eligible employees of the Company. The 2004 Plan provides employees with the opportunity to purchase shares on the date 13 months from the grant date (“the purchase date”) at a purchase price equal to 95% of the closing price of the Company’s common stock on the NYSE Amex Stock Exchange on the grant date. During the period between the grant date and the purchase date, up to 10% of a participating employee's compensation, not to exceed $.025 million, is withheld to fund the purchase of shares. Employees can cancel their purchases at any time during the period without penalty. In February 2009, purchase rights for 850,000 shares were granted with an aggregate fair value of $0.08 million, based on the Black-Scholes pricing model. The February 2009 offering concluded in March 2010 and, in accordance with the 2004 Plan's provisions, a total of 850,000 shares were issued. In February 2010, purchase rights for approximately 277,600 shares were granted with an aggregate fair value of $0.1 million, based on the Black-Scholes pricing model.  The February 2010 offering concluded in March 2011 and, in accordance with the 2004 Plan's automatic termination provision, no shares were issued. In February 2011, under the 2004 Plan, purchase rights for approximately 279,800 shares were granted with an aggregate fair value of $0.05 million, based on the Black Scholes option pricing model. The February 2011 offering period will conclude in March 2012.

Other Stock Awards — On May 30, 2007, the Company’s shareholders approved the Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company’s stock to the Company's non-employee directors.  The total number of shares that may be awarded under the 2007 Plan is 600,000.  As of December 31, 2011, the Company is authorized to grant restricted stock awards of approximately 420,000 shares under the 2007 Plan.  Effective June 1, 2007, each non-employee member of the Board other than the non-executive chair receives 5,000 shares annually and the non-executive chair receives 10,000 shares annually of the Company’s stock with such shares vesting immediately upon issuance.  The Company believes that the shares awarded under the 2007 Plan are “restricted securities” as defined in SEC Rule 144 under the Securities Act of 1933, as amended.  The Company filed a Registration Statement on Form S-8 with respect to the 2007 Plan on April 16, 2008.  The directors who receive shares under the 2007 Plan are “affiliates” as defined in Rule 144 of the Securities Act of 1933, as amended, and thus remain subject to the applicable provisions of Rule 144.  In addition, the terms of the awards (whether or not restricted) specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board or, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member.  For the years ended December 31, 2011, 2010 and 2009, shares awarded under the 2007 Plan totaled 30,000, 35,000 and 30,000, respectively.  The fair value of these stock awards was based on the grant date market value and totaled $0.02 million, $0.03 million and $0.02 million, respectively.

The Company recorded $0.6 million, $0.6 million and $0.7 million of share-based compensation expense in selling, general and administrative expenses for each of the years ended December 31, 2011, 2010 and 2009, respectively, related to stock options, non-vested stock, restricted stock awards and the 2004 Plan.  In connection with the resignation of former executive officers, the Company reversed previously recorded share-based compensation expense totaling $0.1 million during the year ended December 31, 2010.  The reversals were recorded in restructuring and other charges (See Note 5).

Note 4 — Discontinued Operations

In 2008, the Company sold substantially all of the assets and liabilities of its Claims Evaluation Division ("CED") operating segment.  In connection with the sale of the CED, the Company was released as the primary obligor for certain lease obligations acquired but remains secondarily liable in the event the buyer defaults.  At December 31, 2011, the Company maintained a liability of $0.2 million for this lease obligation. In 2010, the Company reduced this reserve by $0.06 million and reported the corresponding gain in discontinued operations for the year ended December 31, 2010. The guarantee is provided for the term of the lease, which expires in July 2015. As of December 31, 2011, the maximum potential amount of future payments under the guarantee is $0.4 million.

In 2011, the Company recorded a gain of $0.06 million in discontinued operations representing the reversal of a liability for services provided to the CED. This liability is no longer deemed a liability of the Company or the CED.

In connection with the sale of Medicals Direct Group ("MDG") in 2007, the Company agreed to indemnify the purchaser for certain pre-closing tax liabilities. In 2009, the Company recorded an additional reserve of $0.04 million in discontinued operations, gain (loss) on sale of subsidiaries, resulting in a total liability for these pre-closing tax matters of $1.5 million. Subsequently in 2009, the Company reached a settlement agreement with Medicals Direct Holding Limited (“MD”) (successor-in-interest to the purchaser of MDG) whereby the Company and MD agreed to fully release and discharge each other from any and all claims known or unknown under the MDG Stock Purchase Agreement and the Tax Deed. In 2009, the Company paid MD the sum of $0.3 million and further released MD from the additional purchase price payments due the Company, totaling $1.2 million.  The $0.3 million payment is presented within cash used in operating activities of discontinued operations in the accompanying consolidated statement of cash flows for the year ended December 31, 2009.

Note 5 — Restructuring and Other Charges

During the year ended December 31, 2011, the Company recorded restructuring charges totaling $0.1 million which consisted of severance and branch office closure costs.  As of December 31, 2011, all payments relating to this restructuring were complete.

During the year ended December 31, 2010, the Company recorded restructuring charges totaling $1.0 million.  These charges consisted primarily of severance costs related to the resignation of the Company's former CEO and employee severance costs primarily relating to the Company's Portamedic and Hooper Holmes Services service lines. As of December 31, 2011, all payments relating to this restructuring were complete.

During the year ended December 31, 2009, the Company recorded restructuring and other charges totaling $1.2 million.  The restructuring charges consisted of employee severance costs and branch office closure costs.  For the year ended December 31, 2009, employee severance totaled $0.4 million and branch office closure costs totaled $0.4 million.  These restructuring charges relate to cost reduction actions relating to the Company’s core Portamedic and Hooper Holmes Services service lines. Other charges consisted of legal and other costs incurred by the Company and by the shareholder nominees related to the 2009 Board of Directors election proxy contest during the second quarter of 2009, totaling $0.4 million. As of December 31, 2011, all payments relating to this restructure were complete.

Note 6 — Property, Plant and Equipment

Property, plant and equipment, at cost, consists of the following:

			Estimated
	December 31,		Useful Life
	2011	2010	In Years
Land and improvements	$639	$628	19 – 25
Building and leasehold improvements	7,421	7,369	3 – 45
Furniture, fixtures and equipment	30,094	28,328	2 – 10
Software	16,179	13,570	1 – 7
	54,333	49,895
Less accumulated depreciation and amortization	41,281	38,248
Total	$13,052	$11,647

Note 7 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2011	2010
Accrued wages	$2,290	$1,654
Reserve for unclaimed property	993	1,200
Other accrued expenses	2,890	3,087
	$6,173	$5,941

Included in the results from continuing operations for the year ended December 31, 2011, in Other (expense) income, net, is the reversal of $0.3 million primarily related to previously accrued interest and penalties resulting from entering into voluntary compliance agreements with 12 states relating to unclaimed property. Included in the results from continuing operations for the year ended December 31, 2010, in Other income (expense), net, is the reversal of $1.6 million relating to previously accrued interest and penalties associated with a state unclaimed property matter for which the audit period has lapsed.

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

On February 29, 2012, the Company entered into the Third Amendment and Modification to Loan and Security Agreement (the "Third Amendment"). Under the Third Amendment, the Company is obligated to maintain a Fixed Charge Coverage Ratio on a rolling 12 month basis of not less than 1.1 to 1.0 as of any fiscal quarter ending after September 30, 2011 if, for any one or more day(s) following any such fiscal quarter end, (a) the outstanding balance of cash advances under the Loan and Security Agreement is greater than $0 and (b) the amount of the Company's cash on deposit with TD Bank is less than $6.0 million. Under the Third Amendment, the Company is also obligated to provide to TD Bank certain financial projections on an annual basis, within 45 days of the Company's fiscal year end. The Third Amendment also contains other customary representations, warranties, covenants and terms and conditions.

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

In connection with the Loan and Security Agreement, the Company paid closing fees of $0.2 million to the lender.  Through March 7, 2012, the Company is also obligated to pay, on a monthly basis in arrears, an unused line fee (usage fee) equal to 1% per annum on the difference between $15 million and the average daily outstanding principal balance of cash advances under the revolving credit line plus the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.  Effective March 8, 2012, the usage fee will be one-half of one percent (1/2%) per annum. In addition, the Company is required to pay an annual loan fee of $0.1 million.  During the each of the three years ended December 31, 2011, the Company incurred unused line fees of $0.1 million.

On April 22, 2009, the Company obtained from TD Bank and issued a letter of credit under the Loan and Security Agreement in the amount of $0.5 million to the landlord of the Company’s Heritage Labs facility as security for performance of the Company’s obligations under the lease.  The letter of credit expired on December 31, 2011.  Also, in December 2009, the Company opened a $0.1 million TD VISA credit card account to be used by Hooper Holmes Services medical records retrieval service line. The letter of credit and the credit card reduced the Company’s borrowing capacity under its revolving line of credit.  As of December 31, 2011, the Company’s borrowing capacity under the revolving line of credit totaled $13.4 million (which is 85% of Eligible Receivables) and there were no outstanding borrowings.

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

The Loan and Security Agreement contains a financial covenant that requires the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Loan and Security Agreement), and as amended under the Third Amendment noted above, measured on a rolling 12 month basis of not less that 1.1 to 1.0 as of any fiscal quarter ending after September 30, 2011 if, for any one or more day(s) following any such fiscal quarter end, (a) the outstanding balance of cash advances under the Loan and Security Agreement is greater than $0 and (b) the amount of the Company's cash on deposit with TD Bank is less than $6.0 million. As of December 31, 2011, both because the Company's cash on deposit with TD Bank exceeded $6.0 million and the Company's outstanding balance of cash advances under the Loan and Security Agreement was $0, compliance with the Fixed Charge Coverage Ratio is not applicable. However, if this covenant did apply, the Fixed Charge Coverage Ratio measured as specified in the Loan and Security Agreement as of December 31, 2011 was 0.8 to 1. As such, the Company would fail this financial covenant and therefore would have no borrowing capability under the terms of its Loan and Security Agreement.

The failure of the Company or that of any subsidiary guarantor to comply with any of the covenants or the breach of any of its or their representations and warranties, contained in the Loan and Security Agreement, constitutes an Event of Default under the agreement.  In addition, the Loan and Security Agreement provides that “Events of Default” include the occurrence or failure of any event or condition that, in TD Bank’s sole judgment, could have a material adverse effect (i) on the business, operations, assets, management, liabilities or condition of the Company, (ii) in the value of or the perfection or priority of TD Bank’s lien upon the Collateral, or (iii) on the ability of the Company and its subsidiary guarantors to perform under the Loan and Security Agreement.

The current challenging economic climate may lead to future reductions in revenues.  If revenues continue to decline compared to the prior year, operating losses may continue to occur, The Company may be required to take additional actions to further reduce costs and capital spending, and restructure operations.  This would also reduce the Company's cash reserves and potentially require the Company to borrow under the Loan and Security Agreement with TD Bank. Furthermore, there is no guarantee that the Company's current and future cost reduction actions will generate the cost savings necessary to offset declining revenues.  If the Company is unsuccessful in implementing additional cost reduction initiatives and/or if revenues continue to decline at levels similar to or worse than that experienced in 2011, the Company may fail to satisfy the financial covenant contained in the Loan and Security Agreement and therefore would be prohibited from borrowing under the Loan and Security Agreement.  Further, as defined in the Loan and Security Agreement, TD Bank may at its sole discretion request additional security, reduce availability or determine if negative events are Events of Default. These and other factors would adversely affect the Company's liquidity and its ability to generate profits in the future.

Note 9 —Commitments and Contingencies

The Company leases branch field offices under a number of operating leases which expire in various years through 2018. These leases generally contain renewal options and require the Company to pay all executory costs (such as property taxes, maintenance and insurance). The Company also leases copiers and other miscellaneous equipment. These leases expire in various years through 2016. The Company is also obligated under capital leases covering certain equipment that expire at various dates through 2016.  At December 31, 2011 and 2010, the net amount of equipment recorded under capital leases was $0.4 million and $0.3 million, respectively.

Following is a schedule of future minimum lease payments for operating leases (with initial or remaining terms in excess of one year) and future minimum capital lease obligations as of December 31, 2011:

Year ending December 31,	Operating Leases	Capital Leases
2012	$4,342	$276
2013	3,282	74
2014	2,257	5
2015	1,682	5
2016	1,472	4
Thereafter	2,354	—
Total minimum lease payments	$15,389	$364
Less amount representing interest (4.4%)		12
Present value of minimum capital lease payments		352
Less current installments of obligations under capital leases		267
Obligations under capital leases, excluding current installments		$85

Rental expense under operating leases totaled $4.8 million, $4.8 million and $5.7 million in 2011, 2010 and 2009, respectively.

The Company has employment retention or change in control agreements with the executive officers of the Company for a one year period from the date a change in control occurs as further defined in the agreements.

Included in the results from continuing operations for the year ended December 31, 2011, in cost of operations, is a reduction of cost of $0.5 million relating to a refund from a supplier pertaining to improperly charged sales tax on purchased materials.

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

In the past, some state agencies have claimed that the Company improperly classified its health professionals as independent contractors for purposes of state unemployment and/or worker's compensation tax laws and that the Company was therefore liable for taxes in arrears, or for penalties for failure to comply with their interpretation of the laws.  There are no assurances that the Company will not be subject to similar claims in other states in the future.

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

Note 11 — Income Taxes

The components of the income tax provision (benefit) are as follows:

	2011	2010	2009
Federal - current	$—	$—	$(1,461)
State and local - current	123	225	45
	$123	$225	$(1,416)

The following reconciles the “statutory” federal income tax rate to the effective income tax rate:

	2011	2010	2009
Computed "expected" income tax (benefit) expense	(35)%	35%	(35)%
Reduction (increase) in income tax benefit and increase (reduction) in income tax expense resulting from:
State tax, net of federal benefit	2	9	2
Change in federal valuation allowance	33	(33)	(70)
Other	4	3	—
Effective income tax rate	4%	14%	(103)%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Receivable allowance	$204	$356
Goodwill	8,630	10,860
Intangible assets	1,684	2,013
Capital loss	2,019	2,027
Compensation expense	1,537	1,574
Federal net operating loss carryforward	33,882	29,651
State net operating loss carryforward	4,204	3,678
Legal settlement	20	48
AMT credit carry forward	157	157
Accrued expenses	92	155
Deferred rent	212	221
Other	42	191
Gross deferred tax assets	$52,683	$50,931
Valuation allowance	(51,790)	(50,534)
	$893	$397
Deferred tax liabilities:
Accumulated depreciation	(893)	(397)
Gross deferred tax liabilities	(893)	(397)
Net deferred tax assets	$—	$—

The Company has significant deferred tax assets attributable to tax deductible intangibles, capital loss carryforwards, and federal and state net operating loss carryforwards, which may reduce taxable income in future periods.  Based on the continued decline in revenues, the cumulative tax and operating losses, the lack of taxes in the carryback period, and the uncertainty surrounding the extent or timing of future taxable income, the Company does not believe it will realize the tax benefits of its deferred tax assets.  Accordingly, the Company continues to record a full valuation allowance on its net deferred tax assets of $51.8 million and $50.5 million as of December 31, 2011 and 2010, respectively.

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

There was no federal tax expense recorded in the year ended December 31, 2011. The income tax expense recorded is primarily due to taxes on gross revenues related to two states, a liability, including interest, for amended tax returns for one of these states for the years 2006 through 2008 and the true-up of the 2010 tax provision for two states. There was no federal tax expense / benefit recorded in the year ended December 31, 2010, and the income tax expense recorded, including interest, is primarily due to a liability for amended tax returns filed in one state for tax years 2007 and 2008, and the true-up of the 2009 tax provision for this state. The federal tax benefit recorded in the year ended December 31, 2009 reflects the utilization of fully reserved net operating losses that were carried back to 2003 under the 2009 Act referred to above, offset by certain state tax liabilities.

As of December 31, 2011, no amounts were recorded for uncertain tax positions or for the payment of interest or penalties.

In July 2008, the Company received notification from the U.S. Internal Revenue Service (the “IRS”) that it had completed its audits of the Company’s tax returns for the years 2001 through 2006 with no adjustments.  State income tax returns for the year 2007 and forward are subject to examination.

As of December 31, 2011, the Company had U.S. federal and state net operating loss carryforwards of approximately $96.8 million and $96.0 million, respectively.   The net operating loss carryforwards, if not utilized, will expire in the years 2012 through 2031.

Note 12 — Capital Stock

Stock Repurchase — Prior to December 1, 2010, the Loan and Security Agreement prohibited the Company from repurchasing shares of its common stock. The First Amendment permits the Company, subject to a determination by the Company's Board of Directors authorizing such a transaction, to repurchase up to $5 million of the Company's common stock under certain conditions. To date, no such determination by the Company's Board of Directors has been made. The Company did not repurchase any shares of its common stock in 2011, 2010 or 2009.

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

Note 13 — 401(k) Savings and Retirement Plan

The Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”) is available to all employees with at least one year of employment service who work more than 1,000 hours annually and who are at least 21 years of age. Before suspending the Company match of 401(k) contributions effective March 19, 2009, the Company matched 25% of the first 10% of employee salary contributions. The Company’s charge to expense for 2009 was $0.1 million. No expense was incurred for years 2011 and 2010. The Company’s common stock is not an investment option to employees participating in the 401(k) Plan.

Note 14 — Service Line Revenues

The Company’s business consists of one operating segment for financial reporting purposes. The following represents revenues by service line for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Portamedic	$106,626	$118,555	$134,373
Heritage Labs	13,663	13,682	14,955
Health & Wellness	18,441	14,343	10,961
Hooper Holmes Services	20,735	21,859	24,698
Subtotal	159,465	168,439	184,987
Intercompany eliminations (a)	(1,976)	(2,069)	(2,586)
Total	$157,489	$166,370	$182,401

(a)	Represents intercompany sales from Heritage Labs to Portamedic

As of December 31, 2011, substantially all of the Company's services are provided within the United States, and substantially all of the Company's assets are located within the United States.

Quarterly Financial Data (Unaudited)
(dollars in thousands, except per share data)

	2011 Quarters
	First	Second	Third	Fourth
Revenues	$40,577	$37,928	$38,157	$40,827
Gross profit	$10,969	$9,064	$9,472	$9,590
Loss income from continuing operations	$(57)	$(1,621)	$(1,330)	$(578)
Income from discontinued operations	$—	$—	$62	$—
Net loss	$(57)	$(1,621)	$(1,268)	$(578)

Basic earnings per share (a)
Loss from continuing operations	$—	$(0.02)	$(0.02)	$(0.01)
Income (loss) from discontinued operations	$—	$—	$—	$—
Net loss per share	$—	$(0.02)	$(0.02)	$(0.01)

Diluted earnings per share (a)
Loss from continuing operations	$—	$(0.02)	$(0.02)	$(0.01)
Income (loss) from discontinued operations	$—	$—	$—	$—
Net loss per share	$—	$(0.02)	$(0.02)	$(0.01)

	2010 Quarters
	First	Second	Third	Fourth
Revenues	$41,918	$40,714	$40,346	$43,392
Gross profit	$11,169	$10,774	$10,282	$11,256
(Loss) income from continuing operations	$(704)	$1,222	$(1,217)	$2,120
Loss from discontinued operations	$—	$—	$—	$55
Net (loss) income	$(704)	$1,222	$(1,217)	$2,175

Basic earnings per share (a)
(Loss) income from continuing operations	$(0.01)	$0.02	$(0.02)	$0.03
Income (loss) from discontinued operations	$—	$—	$—	$—
Net (loss) income per share	$(0.01)	$0.02	$(0.02)	$0.03

Diluted earnings per share (a)
(Loss) income from continuing operations	$(0.01)	$0.02	$(0.02)	$0.03
Income (loss) from discontinued operations	$—	$—	$—	$—
Net (loss) income per share	$(0.01)	$0.02	$(0.02)	$0.03

(a) Due to rounding, the sum of the quarters may not equal the full year.

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2011.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011, and during the entire period covered by this Annual Report.

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

As of December 31, 2011, management has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that as of` December 31, 2011 our internal controls over financial reporting were effective.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	Other Information

None.

Part III

ITEM 10	Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our proxy statement for the 2012 annual meeting of shareholders, and is hereby incorporated in this annual report on Form 10-K by reference to the proxy statement.

ITEM 11	Executive Compensation

The information required by Item 11 will be included in our proxy statement for the 2012 annual meeting of shareholders, and is hereby incorporated in this annual report on Form 10-K by reference to the proxy statement.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in our proxy statement for the 2012 annual meeting of shareholders, and is hereby incorporated in this annual report on Form 10-K by reference to the proxy statement.

ITEM 13	Certain Relationships and Related Transactions, and Director Inedpendence

The information required by Item 13 will be included in our proxy statement for the 2012 annual meeting of shareholders, and is hereby incorporated in this annual report on Form 10-K by reference to the proxy statement.

ITEM 14	Principal Accountant Fees and Services

The information required by Item 14 will be included in our proxy statement for the 2012 annual meeting of shareholders, and is hereby incorporated in this annual report on Form 10-K by reference to the proxy statement.

Part IV

ITEM 15	Exhibits and Financial Statement Schedules

(a)	(1) The following financial statements and independent auditors’ report are included in this Annual Report.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets —
December 31, 2011 and 2010
Consolidated Statements of Operations —
Years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Stockholders’ Equity —
Years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows —
Years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

(2) The following financial statement schedule is included in this Annual Report:

Schedule II – Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(3)        Exhibits included herein

(b)	EXHIBIT

3.1	Amended and Restated Certificate of Incorporation of Hooper Holmes, Inc. (1)
3.2	Restated Bylaws of Hooper Holmes, Inc. (2)
10.1	Form of Indemnification Agreement (3)
10.2	Hooper Holmes, Inc. 1997 Stock Option Plan (4)*
10.3	Hooper Holmes, Inc. 1997 Director Option Plan (5)*
10.4	Hooper Holmes, Inc. 1999 Stock Option Plan (6)*
10.5	Hooper Holmes, Inc. 2002 Stock Option Plan (7)*
10.6	Hooper Holmes, Inc. 2004 Employee Stock Purchase Plan (8)*
10.7	Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (9)*
10.8	Hooper Holmes, Inc. 2008 Omnibus Employee Incentive Plan (10)*
10.9	Hooper Holmes, Inc. 2011 Omnibus Employee Incentive Plan (11)*
10.10	Employment Agreement by and between Hooper Holmes, Inc. and Roy H. Bubbs (12)*
10.11	Form of Executive Change-in-Control Agreement by and between Hooper Holmes, Inc. and Executive Officers of the Company*
10.12	Employment Agreement by and between Hooper Holmes, Inc. and Michael Shea (13)*
10.13	Employment Agreement by and between Hooper Holmes, Inc. and Ransom J. Parker (14)*
10.14	Relocation Agreement by and between Hooper Holmes, Inc. and Ransom J. Parker (15)*
10.15	Loan and Security Agreement between Hooper Holmes, Inc. and TD Bank, N.A. dated March 9, 2009 (16)
10.16	First Amendment and Modification to Loan and Security Agreement between Hooper Holmes, Inc. and TD Bank, N.A. (17)
10.17	Second Amendment and Modification to Loan and Security Agreement between Hooper Holmes, Inc. and TD Bank, N.A. (18)
10.18	Third Amendment and Modification to Loan and Security Agreement between Hooper Holmes, Inc. and TD Bank, N.A. (19)
14	Hooper Holmes, Inc. Code of Conduct and Ethics (20)
21	Subsidiaries of Hooper Holmes, Inc.
23	Consent of Independent Registered Public Accounting Firm
24	Power of attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Label Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Denotes a management contract or compensatory plan or arrangement.
** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

(1)	Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated June 2, 2010.
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated February 17, 2011.
(3)	Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
(4)	Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(5)	Incorporated by reference to Exhibit 10.11 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(6)	Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999
(7)	Incorporated by reference to Attachment to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 21, 2002.
(8)	Incorporated by reference to Attachment A to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 20, 2003
(9)	Incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(10)	Incorporated by reference to Annex A to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 29, 2008.
(11)	Incorporated by reference to Annex A to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 24, 2011.
(12)	Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
(13)	Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
(14)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 9, 2010.
(15)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 9, 2010.
(16)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 13, 2009.
(17)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 3, 2010.
(18)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 28, 2011.
(19)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 1, 2012
(20)	Incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

                                                                                                                                                                             Schedule II

Hooper Holmes, Inc
Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2011
(In thousands)

Description	Balance at Beginning of Period	Additions Charged to Revenues and Expenses(1)	Deductions(2)	Balance at End of Period
Year ended December 31, 2011
Reserves and allowances
Accounts receivable allowance	$910	$2,030	$(2,415)	$525
Year ended December 31, 2010
Reserves and allowances
Accounts receivable allowance	$1,237	$2,705	$(3,032)	$910
Year ended December 31, 2009
Reserves and allowances
Accounts receivable allowance	$3,036	$3,724	$(5,523)	$1,237

(1)	Includes $1.9 million, $2.6 million and $3.7 million in 2011, 2010 and 2009, respectively, charged as a reduction to revenues.

(2)	Represents accounts receivable write-offs, net of recoveries and reserve reductions credited to revenue.

_______                                                                                                                                                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOPER HOLMES, INC.
(Registrant)

March 9, 2012	By:	/s/ Ransom J. Parker
Ransom J. Parker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ransom J. Parker	Chief Executive Officer;	March 9, 2012
Ransom J. Parker	Director

*		March 9, 2012
Ronald Aprahamian	Director

*		March 9, 2012
Larry Ferguson	Director

*		March 9, 2012
Elaine Rigolosi	Director

*		March 9, 2012
Kenneth R. Rossano	Director

*		March 9, 2012
Thomas Watford	Director

/s/ Michael J. Shea	Senior V.P. and Chief	March 9, 2012
Michael J. Shea	Financial and Accounting Officer

*Ransom J. Parker, by signing his name hereto, does hereby sign this report for the persons before whose printed name an asterisk appears, pursuant to the power of attorney duly executed by such person and filed as Exhibit 24 hereto with the Securities and Exchange Commission.

Leadership Information

Directors

Ronald V. Aprahamian
Private Investor

Mr. Aprahamian, age 65, was elected a director of the Company at the 2009 annual meeting.  He has a long record of involvement in business development activities as an investor, a board member, a chief executive officer, and a consultant for companies engaged in healthcare, technology, banking and other industries.  Most recently, he has served on the boards of Sunrise Senior Living, Inc., Superior Consultant Holdings Corp. and First Consulting Group, Inc.  Mr. Aprahamian was named Chair of the Board on January 25, 2012.  (Term expires at the Annual Meeting in 2012.)

Larry Ferguson
Chief Executive Officer – The Ferguson Group;  Formerly Chief Executive Officer – First Consulting Group, Inc.

Mr. Ferguson, age 62, was elected a director of the Company at the 2009 annual meeting.  He has served as CEO of several publicly traded and privately held companies, including First Consulting Group, Inc. from 2006-2008.  He has served on more than twelve corporate boards, including positions as board chair and committee chair.  He currently serves as CEO of the Ferguson Group, a private equity consulting and investment firm focused on healthcare and life sciences IT companies.  He also serves on the board of Accelrys, Inc., a publicly traded company.  He has also held executive positions with American Express and First Data Corporation. Mr. Ferguson served as Chair of the Board from July 2009 until January 25, 2012, at which time he became a Chair of the Governance and Nominating Committee. He is also a member of the Compensation Committee and the Audit Committee.  (Term expires at the Annual Meeting in 2012.)

Ransom J. Parker
President and Chief Executive Officer - Hooper Holmes, Inc.

Mr. Parker, age 62, was named the Company's President and Chief Executive Officer effective September 15, 2010. He has been a senior executive, director and private equity investor in healthcare and technology companies for more than thirty years. Prior to becoming our President and CEO, Mr. Parker was a principal of Cerulean Advisors, and was a general partner of Redshift Ventures, where his focus as an investor and a director was on corporate governance, strategic planning, capitalization and management development at over a dozen companies. He also served as President and Chief Operating Officer of The Compucare Company, and held senior executive positions at Shared Medical Systems Corporation and Technicon Data Systems. (Term expires at the Annual Meeting in 2012.)

Dr. Elaine L. Rigolosi
Professor of Education Department of Organization and Leadership, Teachers College, Columbia University

Dr. Rigolosi, Ed.D, J.D., age 67, is Professor of Education in the Department of Organization and Leadership at Teachers College, Columbia University. She has been associated with Columbia University since 1976, and has maintained a private consulting practice in management for health care organizations since 1974. Dr. Rigolosi has been a director of the Company since 1989, and she is the Chair of the Compensation Committee and a member of the Governance and Nominating Committee. (Term expires at the Annual Meeting in 2012.)

Kenneth R. Rossano
Private Investor.

Mr. Rossano, age 77, is a private investor and consultant to Korn Ferry International in Boston, MA. He has been a director of the Company since 1967, and is a member of the Audit Committee and the Compensation Committee. Mr. Rossano is also a director of Active International, Inc. (Term expires at the Annual Meeting in 2013.)

Thomas Watford
President and Chief Operating Officer - Santa Rosa Consulting

Mr. Watford, age 51, was appointed a Director of the Company in December 2010, and is the Chair of the Audit Committee. He has over 25 years of experience in the healthcare industry, including as a senior executive and as a consultant with expertise in financial and operations management and IT services for healthcare and life sciences companies. He currently serves as President and Chief Operating Officer of Santa Rosa Consulting, a company offering strategic and operational consulting services to healthcare companies. Previously, Mr. Watford served as Chief Financial Officer and Chief Operating Officer of First Consulting Group, Inc., and was an Associate Partner in the Healthcare Practice group of the consulting firm Accenture. (Term expires at the Annual Meeting in 2012.)

Officers

Ransom J. Parker
Chief Executive Officer and President

Michael J. Shea
Senior Vice President and Chief Financial Officer, Treasurer

Burt R. Wolder
Senior Vice President and Chief Marketing Officer

Mark C. Rosenblum
Senior Vice President, General Counsel and Secretary

Joseph A. Marone
Vice President and Controller