Form 10-Q
period 2012-03-31
HOOPER HOLMES INC
filed 2012-05-11
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares outstanding of the Registrant's common stock as of April 30, 2012 was:
Common Stock, $.04 par value - 69,669,587 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES

PART I - Financial Information

Item 1. Financial Statements (unaudited)

Hooper Holmes, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
ASSETS (Note 7)
Current assets:
Cash and cash equivalents	$13,452	$16,917
Accounts receivable, net of allowance for doubtful accounts of
$511 and $525 at March 31, 2012 and December 31, 2011,
respectively	20,532	18,387
Inventories	2,506	2,226
Other current assets	1,585	2,140
Total current assets	38,075	39,670

Property, plant and equipment at cost	54,888	54,333
Less: Accumulated depreciation and amortization	41,610	41,281
Property, plant and equipment, net	13,278	13,052

Intangible assets, net	117	195
Other assets	366	364
Total assets	$51,836	$53,281

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,315	$5,174
Accrued expenses	6,629	6,173
Total current liabilities	12,944	11,347
Other long-term liabilities	1,133	1,185
Commitments and contingencies (Note 8)

Stockholders' Equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 69,678,982 shares at March 31, 2012 and December 31, 2011. Outstanding: 69,669,587 shares at March 31, 2012 and December 31, 2011.	2,787	2,787
Additional paid-in capital	148,987	148,839
Accumulated deficit	(113,944)	(110,806)
	37,830	40,820
Less: Treasury stock, at cost; 9,395 shares as of March 31, 2012 and December 31, 2011	(71)	(71)
Total stockholders' equity	37,759	40,749
Total liabilities and stockholders' equity	$51,836	$53,281

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2012	2011
Revenues	$38,792	$40,577
Cost of operations	29,773	29,608
Gross profit	9,019	10,969
Selling, general and administrative expenses	11,453	10,880
Restructuring charges	617	56
Operating (loss) income	(3,051)	33
Other (expense) income:
Interest expense	(4)	(4)
Interest income	9	18
Other expense, net	(72)	(81)
	(67)	(67)
Loss before income taxes	(3,118)	(34)

Income tax expense	20	23

Net loss	$(3,138)	$(57)
Basic and diluted loss per share:
Basic	$(0.05)	$—
Diluted	$(0.05)	$—

Weighted average number of shares - Basic	69,669,587	69,589,587
Weighted average number of shares - Diluted	69,669,587	69,589,587

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,138)	$(57)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	962	780
Amortization	78	91
Provision for bad debt expense	30	(20)
Share-based compensation expense	148	89
(Gain) loss on disposal of fixed assets	(14)	2
Change in assets and liabilities:
Accounts receivable	(2,175)	(2,307)
Inventories	(280)	(181)
Other assets	655	207
Accounts payable, accrued expenses and other long-term liabilities	1,378	408
Net cash used in operating activities	(2,356)	(988)

Cash flows from investing activities:
Capital expenditures	(986)	(901)
Proceeds from sale of fixed assets	50	—
Net cash used in investing activities	(936)	(901)

Cash flows from financing activities:
Reduction in capital lease obligations	(72)	(69)
Debt financing fees	(101)	(101)
Net cash used in financing activities	(173)	(170)

Net decrease in cash and cash equivalents	(3,465)	(2,059)
Cash and cash equivalents at beginning of period	16,917	21,391
Cash and cash equivalents at end of period	$13,452	$19,332

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$541	$276
Fixed assets acquired by capital lease	$—	$125
Supplemental disclosure of cash paid during period for:
Income taxes	$12	$30

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
March 31, 2012
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

b) The unaudited interim consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2011 Annual Report on Form 10-K, filed with the SEC on March 9, 2012.

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

The results of operations for the three month periods ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Note 2:	Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents.

The Company's net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the three month periods ended March 31, 2012 and 2011 because the inclusion of common stock equivalents would have been antidilutive. Outstanding stock options to purchase approximately 3,648,000 and 3,662,000 shares of the Company's common stock were excluded from the calculation of diluted loss per share for the three periods ended March 31, 2012 and 2011, respectively, because their exercise prices exceeded the average market price of the Company's common stock for such periods and, therefore, were antidilutive.

Note 3: Share-Based Compensation

Employee Share-Based Compensation Plans - On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, non-vested stock and performance shares. The 2008 Plan provides for the issuance of an aggregate of 5,000,000 shares. As of March 31, 2012, approximately 920,000 shares remain available for grant under the 2008 Plan.

On May 24, 2011, the Company's shareholders approved the 2011 Omnibus Employee Incentive Plan (the "2011 Plan") providing for the grant of stock options and non-vested stock awards. The 2011 Plan provides for the issuance of an aggregate of 1,500,000 shares. As of March 31, 2012, approximately 1,425,000 shares remain available for grant under the 2011 Plan.

Options under the 2008 and 2011 Plans are granted at fair value on the date of grant, are exercisable in accordance with a vesting schedule specified in the grant agreement, and have contractual lives of 10 years from the date of grant. Options to purchase 500,000 of the Company's stock granted to certain executives of the Company in December 2010 vest 50% on each of the first and second anniversaries of the grant. Options to purchase 550,000 of the Company's stock granted to certain executives of the Company in July 2011 vest one-third on each of the first, second and third anniversaries of the grant. Options to purchase 150,000 of the Company's stock granted to a certain executive of the Company in the fourth quarter of 2011 vest one-fourth on each of the first, second, third and fourth anniversaries of the grant. All other options granted by the Company vest 25% on each of the second through fifth anniversaries of the grant.

No options were granted during the three month period ended March 31, 2012. During the three month period ended March 31, 2011, options for the purchase of 150,000 shares were granted under the 2008 Plan. The fair value of the stock options granted during the three month period ended March 31, 2011 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

For the Three Months Ended March 31, 2011
Expected life (years)	5.4
Expected volatility	92.2%
Expected dividend yield	—
Risk-free interest rate	2.0%
Weighted average fair value of options
granted during the period	$0.54

The following table summarizes stock option activity for the three month period ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2011	5,988,500	$1.68
Expired	(492,750)	1.69
Forfeited	(306,250)	0.89
Outstanding balance at March 31, 2012	5,189,500	$1.73	6.5	$242
Options exercisable at March 31, 2012	2,317,000	$2.87	4.4	$37

The aggregate intrinsic value disclosed in the table above represents the difference between the Company's closing stock price on the last trading day of the quarter ended March 31, 2012 and the exercise price, multiplied by the number of in-the-money stock options.
No stock options were exercised during either of the three month periods ended March 31, 2012 and 2011. Options for the purchase of 57,500 shares of common stock vested during the three month period ended March 31, 2012, and the aggregate fair value at grant date of these options was $0.03 million. As of March 31, 2012, there was approximately $0.9 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 2.5 years.

In July 2009, an aggregate of 500,000 shares of non-vested stock were granted under the 2008 Plan. The shares vest as follows: 25% after two years and 25% on each of the next three anniversary dates thereafter. As of March 31, 2012, an aggregate of 300,000 shares of such non-vested stock were forfeited and 50,000 were vested. In July 2011, an aggregate of 305,000 shares of non-vested stock were granted under the 2008 Plan. As of March 31, 2012, an aggregate of 45,000 shares of such non-vested stock were forfeited. The shares vest as follows: 33% on each of the first and second anniversary dates and 34% on the third anniversary. As of March 31, 2012, there was approximately $0.2 million of total unrecognized compensation cost related to non-vested stock awards. The cost is expected to be recognized over 2.3 years.
Employee Stock Purchase Plan - In February 2011, under the Stock Purchase Plan (2004) of Hooper Holmes, Inc. (the "2004 Plan"), purchase rights for approximately 280,800 shares were granted with an aggregate fair value of $0.05 million, based on the Black-Scholes option pricing model. This offering concluded in March 2012 and, in accordance with the 2004 Plan's automatic termination provision, no shares were issued. In February 2012, under the 2004 Plan, purchase rights for approximately 273,000 shares were granted with an aggregate fair value of $0.05 million, based on the Black-Scholes option pricing model. The February 2012 offering will conclude in March 2013.
Other Stock Awards - On May 30, 2007, the Company's shareholders approved the Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company's stock to the Company's non-employee directors. The total number of shares that may be awarded under the 2007 Plan is 600,000. As of March 31, 2012, there remain available for grant approximately 420,000 shares under the 2007 Plan. Effective June 1, 2007, each non-employee member of the Board of Directors other than the non-executive chair receives 5,000 shares annually and the non-executive chair receives 10,000 shares annually of the Company's stock, with such shares vesting immediately upon issuance. The Company believes that the shares awarded under the 2007 Plan are “restricted securities”, as defined in SEC Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). The Company filed a Registration Statement on Form S-8 with respect to the 2007 Plan on April 16, 2008. The directors who receive shares under the 2007 Plan are "affiliates" as defined in Rule 144 under the Securities Act and thus remain subject to the applicable provisions of Rule 144. In addition, the terms of the awards (whether or not restricted) specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board or, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member. During the three month periods ended March 31, 2012 and 2011, no shares were awarded under the 2007 Plan.

The Company recorded $0.1 million in selling, general and administrative expenses in each of the three month periods ended March 31, 2012 and 2011, related to stock options, non-vested stock, restricted stock awards and the 2004 Plan.

Note 4: Intangible Assets

The following table presents certain information regarding the Company's intangible assets as of March 31, 2012 and December 31, 2011.

	Weighted
	Average	Gross
	Useful Life	Carrying	Accumulated	Net
(dollars in thousands)	(years)	Amount	Amortization	Balance
At March 31, 2012:
Customer relationships	9.7	$12,502	$12,431	$71
Trademarks and trade names	15.7	487	441	46
		$12,989	$12,872	$117
At December 31, 2011:
Customer relationships	9.7	$12,502	$12,360	$142
Trademarks and trade names	15.7	487	434	53
		$12,989	$12,794	$195

The aggregate intangible amortization expense for the three month periods ended March 31, 2012 and 2011 was approximately $0.1 million and $0.1 million, respectively. The estimated intangible amortization expense for the remainder of 2012 is $0.1 million.

Note 5: Inventories

Included in inventories at March 31, 2012 and December 31, 2011 are $1.7 million and $1.4 million, respectively, of finished goods and $0.8 million and $0.8 million, respectively, of components.

Note 6: Restructuring Charges

During the three month periods ended March 31, 2012 and 2011, the Company recorded restructuring charges totaling $0.62 million and $0.06 million, respectively. The restructuring charges for the three month period ended March 31, 2012 consisted primarily of severance costs and were primarily associated with the Company's Portamedic service line. The restructuring charges for the three month period ended March 31, 2011 consisted primarily of severance and branch closure costs, and were associated with the Company's Portamedic and Heritage Labs service lines.

Following is a summary of the remaining 2012 restructuring charges as of March 31, 2012:

(In millions)	Charges	2012 Payments	Balance at March 31, 2012
Severance	$0.62	$0.57	$0.05

As of March 31, 2012, all payments relating to the 2011 restructuring were complete.

Note 7: Loan and Security Agreement

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

Borrowings of revolving credit loans shall take the form of LIBOR rate advances with the applicable interest rate being the LIBOR rate, plus 3.5% per annum.

Through March 7, 2012, the Company was obligated to pay, on a monthly basis in arrears, an unused line fee (usage fee) equal to 1% per annum on the difference between $15 million and the average daily outstanding principal balance of cash advances under the revolving credit line plus the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.  Effective March 8, 2012, the usage fee is one-half of one percent (1/2%) per annum. In addition, the Company is required to pay an annual loan fee of $0.1 million.  During the three month periods ended March 31, 2012 and 2011, the Company incurred unused line fees of $0.04 million and $0.04 million, respectively.

In December 2009, the Company opened a $0.1 million TD VISA credit card account to be used by Hooper Holmes Services medical records retrieval service line. The letter of credit and the credit card reduced the Company’s borrowing capacity under its revolving line of credit.  As of March 31, 2012, the Company’s borrowing capacity under the revolving line of credit totaled $14.9 million (which is 85% of Eligible Receivables) and there were no outstanding borrowings.

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

The Loan and Security Agreement contains a financial covenant that requires the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Loan and Security Agreement), and as amended under the Third Amendment noted above, measured on a rolling 12 month basis of not less that 1.1 to 1.0 as of any fiscal quarter ending after September 30, 2011 if, for any one or more day(s) following any such fiscal quarter end, (a) the outstanding balance of cash advances under the Loan and Security Agreement is greater than $0 and (b) the amount of the Company's cash on deposit with TD Bank is less than $6.0 million. As of March 31, 2012, both because the Company's cash on deposit with TD Bank exceeded $6.0 million and the Company's outstanding balance of cash advances under the Loan and Security Agreement was $0, compliance with the Fixed Charge Coverage Ratio is not applicable. However, if this covenant did apply, the Fixed Charge Coverage Ratio measured as specified in the Loan and Security Agreement as of March 31, 2012 was (4.9) to 1. As such, the Company would fail this financial covenant and therefore would have no borrowing capability under the terms of its Loan and Security Agreement.

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

The current challenging economic climate may lead to future reductions in revenues.  If revenues continue to decline compared to the prior year, operating losses may continue to occur, the Company may be required to take additional actions to further reduce costs and capital spending, and restructure operations.  This would also reduce the Company's cash reserves. Furthermore, there is no guarantee that the Company's current and future cost reduction actions will generate the cost savings necessary to offset declining revenues.  If the Company is unsuccessful in implementing additional cost reduction initiatives and/or if revenues continue to decline at levels similar to or worse than that experienced in 2011, the Company may continue to fail to satisfy the financial covenant contained in the Loan and Security Agreement and therefore would be prohibited from borrowing under the Loan and Security Agreement.  Further, as defined in the Loan and Security Agreement, TD Bank may at its sole discretion request additional security, reduce availability or determine if negative events are Events of Default. These and other factors would adversely affect the Company's liquidity and its ability to generate profits in the future.

Note 8: Commitments and Contingencies

The Company has employment retention or change in control agreements with the executive officers of the Company for a one year period from the date a change in control occurs as defined in the agreements.

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

Note 9: Litigation

The Company is aware that a complaint was filed on April 23, 2012 in U.S. District Court for the District of New Jersey, alleging, among other things, that the Company had failed to pay overtime compensation to certain employees as required by federal law. The Company has not yet been served with the complaint. Based on a preliminary investigation, the Company believes the allegations are without merit and, if served, expects to defend the case vigorously.

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

Note 10: Income Taxes

The Company recorded tax expense of $0.02 million and $0.02 million for the three month periods ended March 31, 2012 and 2011, respectively, reflecting certain state tax liabilities. No amounts were recorded for unrecognized tax benefits or for the payment of interest and penalties during the three month periods ended March 31, 2012 and 2011. No federal or state tax benefits were recorded relating to the current year loss, as the Company continues to believe that a full valuation allowance is required on its net deferred tax assets.
In July 2008, the Company received notification from the Internal Revenue Service that it had completed its audits of the Company's tax returns for the years 2001 through 2006 with no adjustments. State income tax returns for the year 2007 and forward are subject to examination.

As of March 31, 2012, the Company has U.S. federal and state net operating loss carryforwards of approximately $96.8 million and $96.0 million, respectively. The net operating loss carryforwards, if unutilized, will expire in the years 2012 through 2031.

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Report, the terms “Hooper Holmes,” “Company,” “we,” “us” and “our” refer to Hooper Holmes, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, but not limited to, statements about our plans, strategies and prospects. When used in this Report, the words “expects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margins, operating and net profits/losses, our new IT systems and the expansion of certain service line offerings.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, risks related to customer concerns about our financial health, our liquidity, declines in our business, our competitive disadvantage, and our ability to successfully implement cost reduction initiatives. The section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 entitled “Risk Factors” and similar discussions in our other filings with the Securities and Exchange Commission (“SEC”) discuss these and other important risks that may affect our business, results of operations, cash flows and financial condition. Investors should consider these factors before deciding to make or maintain an investment in our securities. The forward-looking statements included in this Report are based on information available to us as of the date of this Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

Our Portamedic paramedical examination services accounted for 68.7% and 70.5% of revenues for the three month periods ended March 31, 2012 and 2011, respectively. As a provider of health risk assessment services to the insurance industry, our business is subject to seasonality, with third quarter sales typically dropping below the other quarters due to the decline in activity typically experienced by the insurance industry during the summer months.

Highlights for the Three Month Period Ended March 31, 2012

The Company

For the three month period ended March 31, 2012, consolidated revenues totaled $38.8 million, a 4.4% decline from the corresponding prior year period. Our gross profit totaled $9.0 million for the three month period ended March 31, 2012 versus $11.0 million in the comparable prior year period. Our gross profit percentage was 23.2% for the three month period ended March 31, 2012, compared to a gross profit percentage of 27.0% for the three month period ended March 31, 2011, primarily attributable to gross profit declines in our Portamedic service line, where revenues declined at a rate greater than the associated, primarily fixed, costs.

SG&A expenses were $11.5 million in the three month period ended March 31, 2012, an increase of $0.6 million, or 5.3%, in comparison to the three month period ended March 31, 2011, primarily related to additional sales headcount, training and IT costs. During the three month period ended March 31, 2012, restructuring charges totaled $0.6 million, consisting primarily of severance.

Our operating loss for the three month period ended March 31, 2012 was $3.1 million compared to operating income of $0.03 million for the comparable prior year period.

For the three month period ended March 31, 2012, we incurred a net loss of $3.1 million, or $0.05 per share on both a basic and diluted basis, compared to net loss of $0.06 million, or $0.00 per share on both a basic and diluted basis, for the comparable prior year period.

For the remainder of 2012, we expect to continue improving our processes and organization structure and focusing on customer channels including brokers, direct marketers, insurance agents and health care companies. We made significant capital investments and operating improvements in 2011 that we believe are transforming the way we deliver services, improving our competitive position and lowering our cost structure, which should enable profitable growth beginning in the second half of this year.

Portamedic

In the quarter ended March 31, 2012, Portamedic revenues decreased approximately 6.8% in comparison to the prior year period. Our revenue decline is primarily attributable to a decline in completed examinations in the first quarter 2012 of 4.8% compared to the first quarter of 2011 and a 2.4% reduction in the average revenue per paramedical examination. We continue to believe that achieving acceptable profitability levels will require top-line revenue growth, including the reversal of past revenue declines. Although we have contracts or billing approvals with over 90% of the insurance carriers in the marketplace, the number of paramedical examinations we complete on life insurance applicants continues to decline. The rate of decline in completed examinations was 4.8% in the first quarter of 2012, 6.5% for the full year 2011 and 6.2% for the first quarter of 2011 as compared to the comparable prior year period. In order to reverse our decline in completed examinations, we are taking steps to achieve greater sales success with local agents, brokers, direct marketers and insurance carriers.

The market for Portamedic's services has been negatively affected by both declining numbers of life insurance applications requiring paramed exams and steady price pressure on Portamedic and its competitors.   According to LIMRA's U.S. Individual Life Insurance Sales Trends, 1975 - 2010, there were approximately 9.3 million applications for life insurance completed in the United States in 2010, compared to approximately 17 million applications in 1985.  We believe that the market continues to offer opportunities to a company that can sell its services effectively and distinguish itself from its competitors.

During the past several fiscal quarters, we have taken the following steps to increase our market share and improve top-line revenue:

•
In March 2012, we entered into an agreement with a national insurance brokerage firm to provide efficient data acquisition and processing solutions. Using the full breath of our service capabilities, we expect to improve this brokerage's insurance e-application process.

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

•
We continue to make capital investments which will enable us to improve our current Portamedic service delivery model in 2012 and provide greater operational performance and service quality, while reducing operating costs in our current branch office structure.

•	We implemented a new warehouse management and inventory control system to reduce costs and improve efficiencies in distributing lab kits to our health professionals.

•	We expanded our iParamed e-Exam platform, deploying over 1,000 iParamed-equipped netbooks to health professionals in all 50 states and the District of Columbia.

•
We are continuing the rollout of our new IT system for processing Portamedic customer orders, which is expected to improve customer service, while lowering future operating costs. As of March 31, 2012, the total cost of the system, including implementation and training costs, totaled approximately $4.4 million of which $0.7 million was incurred in the first quarter of 2012. During the remainder of 2012, we expect to spend an additional $0.7 million primarily for system enhancements, and additional training and implementation costs.

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

We believe that the steps we are taking to improve our selling ability, and the quality and speed of our services, will enable us to reduce the rate of decline experienced in the last several years.

Heritage Labs

Heritage Labs services consist principally of performing tests of blood, urine and oral fluid specimens and the assembly and sale of kits used in the collection and transportation of such specimens to its lab facility. Heritage Labs revenues in the first quarter of 2012 of $3.7 million increased 2.0% as compared to the prior year period. In the first quarter of 2012, approximately 58% of Heritage Labs revenue came from lab testing and 42% came from the sale of specimen kits. The decline in lab testing revenue of 2.1% was more than offset by an 8.4% increase in lab kit assembly revenue.

Most of Heritage Labs revenue originates from paramedical exam companies (including Portamedic), and therefore Heritage Labs is affected by the same negative market trends affecting Portamedic, namely the decline in the number of life insurance applications requiring paramed exams. In response, Heritage Labs has taken the following steps to attempt to expand its market share and increase revenues:

•
We have developed a "risk score" methodology to help our insurance clients better understand the mortality implications between and among interactions of multiple tests related to specific disease states. We believe that the mortality data we are providing are unique and more complex than the data being provided by our competitors. We have shared our risk score data set and design approach with major re-insurers to validate our methodology to risk scoring. Our objective has been to assist our clients in their ability to develop new insurance products and establish more accurate premium rating or pricing techniques using the lab mortality data that we have developed.

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

Health & Wellness

Our Health & Wellness service line recorded revenues of approximately $4.1 million in the first quarter of 2012, an increase of $0.7 million, or 19.1%, from the prior year period, primarily attributable to an increased number of health screenings performed. In the first quarter of 2012, we performed approximately 75,000 health screenings. In the first quarter of 2011, we performed approximately 65,000 health screenings. During the first quarter of 2012, we provided our services to 46 health management companies. We have conducted screening events in every state in the U.S. as well as the District of Columbia and Puerto Rico. To date, we have certified approximately 3,200 of the health professionals in our network to be “wellness certified” examiners. Approximately 65% of these certified health professionals also perform services for our Portamedic service line.

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

•
In October 2011, we appointed Susheel Jain as our new Senior Vice President of Healthcare. Mr. Jain joined us from WellPoint, one of the largest health benefits companies in the country, where he was responsible for developing new care management services, including integrated wellness and incentive solutions.

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

Hooper Holmes Services

Hooper Holmes Services revenues for the first quarter 2012 were $5.0 million, a decrease of 9.3% in comparison to the prior year period. This decrease was due to first quarter 2012 revenue declines in our attending physician statement ("APS") retrieval services and our Consumer Services as compared to the prior year period.

APS/PIL revenues totaled $2.3 million in the first quarter of 2012, a decrease of 11.4% in comparison with the prior year period. This decrease in revenue is primarily due to a decline in the number of APS units performed during the first quarter of 2012 as compared to the prior year period. Revenue from Consumer Services totaled $1.1 million in the first quarter of 2012, a decline of 15.9% as compared to the prior year period. First quarter 2012 revenue from our underwriting services decreased 2.5%, as compared to the prior year period.

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

In the first quarter of 2012, the metrics that we monitored included:

•	the number of paramedical examinations performed by Portamedic;

•	the average revenue per paramedical examination;

•	time service performance, from examination order to completion;

•	LIMRA (a life insurance industry research organization) which tracks the number of completed life insurance applications;

•	the number of health screenings completed by Health & Wellness;

•	the number of tele-interviewing/underwriting reports we generate;

•	the number of specimens tested by Heritage Labs;

•	the average revenue per specimen tested;

•	budget to actual performance at the branch level as well as in the aggregate; and

•	customer and product line margins.

Certain of the above-cited metrics are discussed in the comparative discussion and analysis of our results of operations that follows.

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three month periods ended March 31, 2012 and 2011

The table below sets forth our revenue by service line for the periods indicated.

(in thousands)	For the Three Months Ended March 31,
	2012	2011	% Change

Portamedic	$26,666	$28,618	(6.8)%
Heritage Labs	3,705	3,631	2.0%
Health & Wellness	4,067	3,416	19.1%
Hooper Holmes Services	4,960	5,471	(9.3)%
Subtotal	39,398	41,136
Intercompany eliminations(a)	(606)	(559)
Total	$38,792	$40,577	(4.4)%

(a) represents intercompany sales from Heritage Labs to Portamedic

Revenues

Consolidated revenues for the three month period ended March 31, 2012 were $38.8 million, a decline of $1.8 million, or 4.4%, from the prior year period.

Portamedic

Portamedic revenues in the first quarter of 2012 were $26.7 million, a decrease of $2.0 million, or 6.8%, compared to the prior year period. The decline in Portamedic revenues reflects the net impact of:

•
a decrease in paramedical examinations performed in the first quarter of 2012 of approximately 4.8% (317,000 in the first quarter of 2012, or 4,957 per day, vs. 333,000 in the first quarter of 2011, or 5,204 per day); and

•
a decrease in average revenue per paramedical examination in the first quarter of 2012 of approximately 2.4% as compared to the first quarter of 2011 ($83.53 in the first quarter of 2012 vs. $85.57 in the first quarter of 2011).

The reduction in Portamedic revenue in the first quarter 2012 was primarily due to a weak economy (and its negative impact on the customers we serve in the life insurance industry), a reduction in life insurance applications requiring a paramedical exam and steady pricing pressure in our Portamedic service line.  The number of Portamedic examinations declined 4.8% in the first quarter of 2012 compared to the comparable prior year period. Examinations declined 6.5% in 2011 compared to 2010.

Heritage Labs

Heritage Labs revenues in the first quarter of 2012 were $3.7 million, an increase of $0.1 million, or 2.0%, in comparison to the prior year period.

During the first quarter of 2012, revenue from lab testing (approximately 58% of total Heritage Labs revenue in the first quarter of 2012) declined 2.1% as compared to the prior year period. Heritage Labs tested 6.5% fewer specimens compared to the prior year period (129,000 in the first quarter of 2012 vs. 138,000 in the first quarter of 2011). Heritage Labs average revenue per specimen tested increased in the first quarter of 2012 compared to the prior year period ($16.73 in the first quarter of 2012 vs. $15.97 in the first quarter of 2011). Approximately 59% of this increase in average revenue per specimen tested was due to service price increases, and the remaining increase was the result of increased shipping costs passed on to our customers.

Revenue from lab kit assembly (approximately 42% of Heritage Labs revenue in the first quarter of 2012) increased 8.4% as compared to the prior year period.

Approximately 65% of total specimens tested by Heritage Labs originate from a Portamedic paramedical exam or a Health & Wellness screening.

Health & Wellness

Health & Wellness revenues in the first quarter of 2012 were $4.1 million, an increase of $0.7 million, or 19.1%, compared to the prior year period. Health & Wellness performed approximately 75,000 health screenings in the first quarter of 2012, compared to 65,000 health screenings in the prior year period. Our revenue increase in the three month period ended March 31, 2012, as compared to the prior year period, is primarily attributable to the 15.4% increase in the number of screenings performed by Health & Wellness.

Hooper Holmes Services

Hooper Holmes Services revenues for the first quarter of 2012 were $5.0 million, a decrease of 9.3% from the prior year period.

Health Information Services revenue totaled $2.8 million in the first quarter of 2012, a decrease of $0.3 million, or 9.0%, compared to the prior period. Revenue from our APS retrieval and PIL decreased 11.4% to $2.3 million in the first quarter of 2012 as compared to the prior year period primarily due to a decrease of 13.7% in the number of units performed during the first quarter 2012 as compared to the prior year period. The decrease in revenue due to the decline in units was offset, to some extent, by a 2.7% increase in the average price per unit in the first quarter 2012 as compared to the prior year period. Inspection and Motor Vehicle Report ("MVR") reporting revenue totaled $0.6 million in the first quarter of 2012 and was consistent with the prior year period.

Consumer Services includes our tele-underwriting/interviewing services. Revenues from Consumer Services for the first quarter of 2012 decreased 15.9% to $1.1 million as compared to the prior year period. The decrease in revenue is primarily due to a decline in the number of tele-underwriting/interviewing units completed of 16.2% as compared to the first quarter 2011. The average price per unit for the first quarter 2012 was consistent with the prior year period.

Health Risk Analytics includes our risk management and underwriting services. Revenues decreased 2.5% in the first quarter of 2012 to $1.0 million compared to the prior year period primarily due to a decline in revenue from one of our larger customers.

Cost of Operations

Consolidated cost of operations amounted to $29.8 million for the first quarter of 2012, compared to $29.6 million for the prior year period. The following table shows cost of operations as a percentage of revenues for the corresponding service lines.

(in thousands)	For the Three Months Ended March 31,
	2012	As a % of Revenues	2011	As a % of Revenues
Portamedic/Health & Wellness	$24,078	78.3%	$23,709	74.0%
Heritage Labs	2,428	65.5%	2,346	64.6%
Hooper Holmes Services	3,873	78.1%	4,116	75.2%
Subtotal	30,379		30,171
Intercompany eliminations (a)	(606)		(563)
Total	$29,773	76.8%	$29,608	73.0%

(a) represents intercompany cost of operations pertaining to sales from Heritage Labs to Portamedic

Consolidated cost of operations as a percentage of revenues increased to 76.8% for the three month period ended March 31, 2012 compared to 73.0% for the comparable prior year period.

The increase in cost of operations as a percentage of revenues is due to Portamedic revenues declining at a rate greater than its associated costs as a significant percentage of costs in this service line are fixed and therefore, did not decrease as revenues declined.

Portamedic costs of operations was also impacted by the investments we made in this service line during 2011, largely our investment in the deployment and operating costs of netbooks used in the iParamed service offering. Additionally, Portamedic cost of operations was also impacted by increased examiner fees due to the Company's efforts to attract and retain quality medical professionals.

Hooper Holmes Services cost of operations increased as a percentage of revenues to 78.1% for the three month period ended March 31, 2012 from 75.2% for the comparable prior year period. This increase is also due to revenues declining at a rate greater than its associated costs, a significant component of which are fixed.

Selling, General and Administrative Expenses

(in thousands)	For the Three Months Ended March 31,		Increase
	2012	2011	2012 vs. 2011
Selling, general and administrative expenses	$11,453	$10,880	$573

Consolidated SG&A expenses for the three month period ended March 31, 2012 increased $0.6 million compared to the comparable period. The increase is primarily attributable to increases of:

•	Sales salaries and expenses totaling $0.2 million;

•	IT salaries, and implementation and training costs for our new Portamedic order processing system, totaling $0.4 million;

•	Health insurance costs and employee paid time off accrual totaling $0.2 million;

•	Depreciation expense associated with our new Portamedic order processing system totaling $0.2 million, and

•	System maintenance costs associated with our APS system and our previous Portamedic customer order processing system totaling $0.1 million.

These increases in SG&A were offset by reduced:

•	Incentive compensation expense totaling $0.3 million, and

•	Administrative headcount reductions at Heritage Labs, totaling $0.2 million.

Restructuring

For the three month periods ended March 31, 2012 and 2011, we recorded restructuring charges of $0.62 million and $0.06 million, respectively. The restructuring charges for the three month period ended March 31, 2012 consisted primarily of severance costs and were primarily associated with our Portamedic service line. The restructuring charges for the three month period ended March 31, 2011 consisted primarily of severance and branch closure costs, and were associated with our Portamedic and Heritage Labs service lines.

Operating Loss/Income

Our consolidated operating loss for the three month period ended March 31, 2012 was $3.1 million, or 7.9% of consolidated revenues, compared to consolidated operating income for the three month period ended March 31, 2011 of $0.03 million, or 0.1% of consolidated revenues.

Other Income (Expense)

Interest income for the three month period ended March 31, 2012 was $0.01 million compared to $0.02 million for the prior year period. This decrease is due to lower cash balances and a lower rate of return.

Other expense, net for both the three months ended March 31, 2012 and 2011 was a net expense of $0.1 million and primarily consisted of bank credit facility fees.

Income Taxes

We recorded an income tax expense of $0.02 million and $0.02 million for the three month periods ended March 31, 2012 and 2011, respectively, reflecting certain state tax liabilities. No federal or state tax benefits were recorded relating to the current or prior year loss, as we continue to believe that a full valuation allowance is required on our net deferred tax assets.

Net Loss

Loss for the three month period ended March 31, 2012 was $3.1 million, or $0.05 per share on both a basic and diluted basis, compared to a loss of $0.1 million, or $0.00 per share on both a basic and diluted basis, in the same period of the prior year.

Liquidity and Capital Resources

As of March 31, 2012, our primary sources of liquidity are our holdings of cash and cash equivalents and revolving line of credit. At March 31, 2012 and December 31, 2011, our working capital was $25.1 million and $28.3 million, respectively. Our current ratio as of March 31, 2012 and December 31, 2011 was 2.9 to 1 and 3.5 to 1, respectively. Significant uses affecting our cash flows for the three month period ended March 31, 2012 include:

•	a net loss of $3.1 million, including non-cash charges of $1.0 million in depreciation and amortization expense and $0.1 million in share-based compensation expense;

•	capital expenditures of $1.0 million;

•	an increase in accounts receivable of $2.2 million, and

•	an increase in inventory of $0.3 million.

These uses of cash were partially offset by:

•	a combined net increase in accounts payable, accrued expense and other long-term liabilities of $1.4 million; and

•	a decrease in other assets of $0.7 million.

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

Borrowings of revolving credit loans shall take the form of LIBOR rate advances with the applicable interest rate being the LIBOR rate, plus 3.5% per annum.

Through March 7, 2012, we were obligated to pay, on a monthly basis in arrears, an unused line fee (usage fee) equal to 1% per annum on the difference between $15 million and the average daily outstanding principal balance of cash advances under the revolving credit line plus the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.  Effective March 8, 2012, the usage fee is one-half of one percent (1/2%) per annum. In addition, we are required to pay an annual loan fee of $0.1 million.  During the each of the three months ended December 31, 2012 and 2011, we incurred unused line fees of $0.04 million.

In December 2009, we opened a $0.1 million TD VISA credit card account to be used by Hooper Holmes Services medical records retrieval service line. The letter of credit and the credit card reduced our borrowing capacity under our revolving line of credit.  As of March 31, 2012, our borrowing capacity under the revolving line of credit totaled $14.9 million (which is 85% of Eligible Receivables) and there were no outstanding borrowings.

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

The Loan and Security Agreement contains a financial covenant that requires us to maintain a Fixed Charge Coverage Ratio (as defined in the Loan and Security Agreement), and as amended under the Third Amendment noted above, measured on a rolling 12 month basis of not less that 1.1 to 1.0 as of any fiscal quarter ending after September 30, 2011 if, for any one or more day(s) following any such fiscal quarter end, (a) the outstanding balance of cash advances under the Loan and Security Agreement is greater than $0 and (b) the amount of our cash on deposit with TD Bank is less than $6.0 million.  As of December 31, 2011, both because our cash on deposit with TD Bank exceeded $6.0 million and our outstanding balance of cash advances under the Loan and Security Agreement was $0, compliance with the Fixed Charge Coverage Ratio is not applicable. However, if this covenant did apply, our Fixed Charge Coverage Ratio measured as specified in the Loan and Security Agreement as of December 31, 2011 was (4.9) to 1. As such, we would fail this financial covenant and therefore would have no borrowing capability under the terms of our Loan and Security Agreement.

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

The current challenging economic climate may lead to future reductions in revenues.  If revenues continue to decline compared to the prior year, operating losses may continue to occur, we may be required to take additional actions to further reduce costs and capital spending, and restructure operations.  This would also reduce our cash reserves. Furthermore, there is no guarantee that our current and future cost reduction actions will generate the cost savings necessary to offset declining revenues.  If we are unsuccessful in implementing additional cost reduction initiatives and/or if revenues continue to decline at levels similar to or worse than that experienced in 2011, we may fail to satisfy the financial covenant contained in the Loan and Security Agreement and therefore would be prohibited from borrowing under the Loan and Security Agreement.  Further, as defined in the Loan and Security Agreement, TD Bank may at its sole discretion request additional security, reduce availability or determine if negative events are Events of Default. These and other factors would adversely affect our liquidity and our ability to generate profits in the future.

Based on our anticipated level of future revenues, the cost reduction initiatives implemented to date, our existing cash, cash equivalents and unused borrowing capacity, we believe we have sufficient funds to meet our cash needs through March 31, 2013.

Cash Flows from Operating Activities

For the three month periods ended March 31, 2012 and 2011, net cash used in operating activities was $2.4 million and $1.0 million, respectively.

The net cash used in operating activities for the three month period ended March 31, 2012 of $2.4 million reflects a net loss of $3.1 million, including non-cash charges of $1.0 million of depreciation and amortization, and $0.1 million of share-based compensation expense. Changes in working capital included:

•
an increase in accounts receivable of $2.2 million. Our consolidated days sales outstanding (“DSO”), measured on a rolling 90-day basis, was 47.6 days at March 31, 2012, compared to 40.5 days at December 31, 2011 and 48.4 days at March 31, 2011. Historically, our accounts receivable balances and our DSO are at their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out. Historically, we experience an increase in DSO starting in the first quarter of each year, in comparison to the prior year-end DSO position. As has historically been the case, we believe our collection efforts will reduce our DSO over the remainder of the year. Our consolidated allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $0.01 million since December 31, 2011, resulting from write-offs of $0.04 million offset by an additional expense provision of $0.03 million;

•	a combined net increase in accounts payable, accrued expenses and other long-term liabilities of $1.4 million;

•	an increase in inventories of $0.3 million; and

•	a decrease in other assets of $0.7 million.

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

The net cash used in operating activities for the three month period ended March 31, 2011 of $1.0 million reflects a net loss of $0.06 million and includes non-cash charges of $0.9 million of depreciation and amortization, and $0.1 million of share-based compensation expense. Changes in working capital included:

•
an increase in accounts receivable of $2.3 million. Our consolidated days sales outstanding (“DSO”), measured on a rolling 90-day basis, was 48.4 days at March 31, 2011, compared to 40.4 days at December 31, 2010 and 46.7 days at March 31, 2010. Our consolidated allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $0.1 million since December 31, 2010, of which approximately $0.09 million was reversed to revenue during the three month period ended March 31, 2011;

•	an increase in accounts payable, accrued expenses and other long-term liabilities of $0.4 million;

•	an increase in inventories of $0.2 million; and

•	a decrease in other assets of $0.2 million.

Cash Flows used in Investing Activities

For the three month periods ended March 31, 2012 and 2011, we used $1.0 million and $0.9 million, respectively, for capital expenditures related to the development of an IT system for processing customer orders, our new inventory management system and new Heritage Lab specimen analyzing equipment.

Cash Flows used in Financing Activities

The net cash used in financing activities for the three month periods ended March 31, 2012 and 2011 of $0.2 million and $0.2 million, respectively, represents costs associated with our Loan and Security Agreement with TD Bank and a reduction in capital lease obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchases

We did not purchase any shares of our common stock during the three month periods ended March 31, 2012 and 2011.

Dividends

No dividends were paid during the three month periods ended March 31, 2012 and 2011. We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of the Loan and Security Agreement with TD Bank.

Contractual Obligations

As of March 31, 2012, there have been no material changes in contractual obligations as disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, under the caption “Contractual Obligations”.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There were no changes to our critical accounting policies during the three month period ended March 31, 2012. Such policies are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 7 to the unaudited interim consolidated financial statements and Item 2 of Part I included in this Report. Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations. Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings. As of March 31, 2012, there were no borrowings outstanding.

As of March 31, 2012, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1	Legal Proceedings

The Company is aware that a complaint was filed on April 23, 2012 in U.S. District Court for the District of New Jersey, alleging, among other things, that the Company had failed to pay overtime compensation to certain employees as required by federal law. The Company has not yet been served with the complaint. Based on a preliminary investigation, the Company believes the allegations are without merit and, if served, expects to defend the case vigorously.

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

Readers should carefully consider, in connection with the other information in this Report, the risk factors disclosed in Item 1A. “Risk Factors” in our 2011 Annual Report on Form 10-K. There are no material changes to such risk factors.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales or repurchases of equity securities during the fiscal quarter ended March 31, 2012.

ITEM 3	Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2012.

ITEM 4	Mine Safety Disclosures

Not applicable.

ITEM 5	Other Information

None

ITEM 6	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Label Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are not to be deemed “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and are not to be deemed “filed” for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hooper Holmes, Inc.

Dated: May 11, 2012

By: /s/ Ransom J. Parker
Ransom J. Parker
Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Michael J. Shea
Michael J. Shea
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)