Form 10-Q
period 2012-06-30
HOOPER HOLMES INC
filed 2012-08-10
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of the Registrant's common stock as of July 31, 2012 was:
Common Stock, $.04 par value - 69,699,587 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES

PART I - Financial Information

Item 1. Financial Statements (unaudited)

Hooper Holmes, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
ASSETS (Note 8)
Current assets:
Cash and cash equivalents	$11,443	$16,917
Accounts receivable, net of allowance for doubtful accounts of
$513 and $525 at June 30, 2012 and December 31, 2011,
respectively	16,996	18,387
Inventories	2,844	2,226
Other current assets	1,223	2,140
Total current assets	32,506	39,670

Property, plant and equipment at cost	50,105	54,333
Less: Accumulated depreciation and amortization	36,990	41,281
Property, plant and equipment, net	13,115	13,052

Intangible assets, net	44	195
Other assets	335	364
Total assets	$46,000	$53,281

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,680	$5,174
Accrued expenses	6,616	6,173
Total current liabilities	12,296	11,347
Other long-term liabilities	1,292	1,185
Commitments and contingencies (Note 9)

Stockholders' Equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 69,708,982 shares and 69,678,982 shares at June 30, 2012 and December 31, 2011, respectively. Outstanding: 69,699,587 shares and 69,669,587 shares at June 30, 2012 and December 31, 2011, respectively.	2,788	2,787
Additional paid-in capital	149,169	148,839
Accumulated deficit	(119,474)	(110,806)
	32,483	40,820
Less: Treasury stock, at cost; 9,395 shares as of June 30, 2012 and December 31, 2011	(71)	(71)
Total stockholders' equity	32,412	40,749
Total liabilities and stockholders' equity	$46,000	$53,281

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	$35,401	$37,928	$74,193	$78,505
Cost of operations	28,317	28,864	58,090	58,472
Gross profit	7,084	9,064	16,103	20,033
Selling, general and administrative expenses	11,033	10,556	22,486	21,436
Restructuring charges	1,575	38	2,192	94
Operating loss from continuing operations	(5,524)	(1,530)	(8,575)	(1,497)
Other income (expense):
Interest expense	(2)	(5)	(6)	(9)
Interest income	7	18	16	36
Other expense, net	(73)	(78)	(145)	(159)
	(68)	(65)	(135)	(132)
Loss from continuing operations before income taxes	(5,592)	(1,595)	(8,710)	(1,629)

Income tax expense	3	26	23	49

Loss from continuing operations	(5,595)	(1,621)	(8,733)	(1,678)

Discontinued operations:
Gain on sale of subsidiary	65	—	65	—

Net loss	$(5,530)	$(1,621)	$(8,668)	$(1,678)
Basic and diluted loss per share:
Continuing operations
Basic	$(0.08)	$(0.02)	$(0.13)	$(0.02)
Diluted	$(0.08)	$(0.02)	$(0.13)	$(0.02)
Discontinued operations
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Net loss
Basic	$(0.08)	$(0.02)	$(0.12)	$(0.02)
Diluted	$(0.08)	$(0.02)	$(0.12)	$(0.02)

Weighted average number of shares - Basic	69,679,477	69,599,477	69,674,532	69,594,559
Weighted average number of shares - Diluted	69,679,477	69,599,477	69,674,532	69,594,559

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,668)	$(1,678)
Income from discontinued operation, net of income taxes	65	—
Loss from continuing operations	(8,733)	(1,678)

Adjustments to reconcile loss from continuing operations to net cash (used in)
provided by operating activities of continuing operations:
Depreciation	1,972	1,629
Amortization	151	180
Provision for bad debt expense	37	(16)
Share-based compensation expense	331	257
Loss on disposal and impairment of fixed assets	211	11
Change in assets and liabilities:
Accounts receivable	1,354	1,719
Inventories	(618)	(250)
Other assets	1,047	344
Accounts payable, accrued expenses and other long-term liabilities	998	(577)
Net cash (used in) provided by operating activities of continuing operations	(3,250)	1,619

Cash flows from investing activities:
Capital expenditures	(2,030)	(1,883)
Proceeds from sale of fixed assets	51	—
Net cash used in investing activities of continuing operations	(1,979)	(1,883)

Cash flows from financing activities:
Reduction in capital lease obligations	(144)	(153)
Debt financing fees	(101)	(101)
Net cash used in financing activities of continuing operations	(245)	(254)

Net decrease in cash and cash equivalents	(5,474)	(518)
Cash and cash equivalents at beginning of period	16,917	21,391
Cash and cash equivalents at end of period	$11,443	$20,873

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$570	$558
Fixed assets acquired by capital lease	$—	$211
Supplemental disclosure of cash paid during period for:
Income taxes	$40	$52

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
June 30, 2012

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

The results of operations for the three and six month periods ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Note 2:	Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents.

The Company's net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the three and six month periods ended June 30, 2012 and 2011 because the inclusion of common stock equivalents would have been antidilutive. Outstanding stock options to purchase approximately 3,736,000 and 3,678,000 shares of the Company's common stock were excluded from the calculation of diluted loss per share for the three and six month periods ended June 30, 2012, respectively, and approximately 3,675,000 and 3,592,000 shares for the three and six month periods ended June 30, 2011, respectively, because their exercise prices exceeded the average market price of the Company's common stock for such periods and, therefore, were antidilutive.

Note 3: Share-Based Compensation

Employee Share-Based Compensation Plans - On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, non-vested stock and performance shares. The 2008 Plan provides for the issuance of an aggregate of 5,000,000 shares. As of June 30, 2012, approximately 940,000 shares remain available for grant under the 2008 Plan.

On May 24, 2011, the Company's shareholders approved the 2011 Omnibus Employee Incentive Plan (the "2011 Plan") providing for the grant of stock options and non-vested stock awards. The 2011 Plan provides for the issuance of an aggregate of 1,500,000 shares. As of June 30, 2012, approximately 1,425,000 shares remain available for grant under the 2011 Plan.

Options under the 2008 and 2011 Plans are granted at fair value on the date of grant, are exercisable in accordance with a vesting schedule specified in the grant agreement, and have contractual lives of 10 years from the date of grant. Options to purchase 500,000 of the Company's stock granted to certain executives of the Company in December 2010 vest 50% on each of the first and second anniversaries of the grant. Options to purchase 530,000 of the Company's stock granted to certain executives of the Company in July 2011 vest one-third on each of the first, second and third anniversaries of the grant. Options to purchase 150,000 of the Company's stock granted to a certain executive of the Company in the fourth quarter of 2011 vest one-fourth on each of the first, second, third and fourth anniversaries of the grant. All other options granted by the Company vest 25% on each of the second through fifth anniversaries of the grant.

During the three and six month periods ended June 30, 2012, no options for the purchase of shares were granted under the 2008 and 2011 Plans. During the three and six month periods ended June 30, 2011, options for the purchase of 0 and 150,000 shares, respectively, were granted under the 2008 Plan. The fair value of the stock options granted during the six month period ended June 30, 2011 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected life (years)	5.4
Expected volatility	92.2%
Expected dividend yield	—
Risk-free interest rate	2.0%
Weighted average fair value of options
granted during the period	$0.54

The following table summarizes stock option activity for the six month period ended June 30, 2012:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2011	5,988,500	$1.68
Granted	—	—
Exercised	—	—
Expired	(500,950)	1.75
Forfeited	(326,250)	0.90
Outstanding balance at June 30, 2012	5,161,300	$1.73	6.2	$94
Options exercisable at June 30, 2012	2,310,050	$2.86	4.2	$26

The aggregate intrinsic value disclosed in the table above represents the difference between the Company's closing stock price on the last trading day of the quarter ended June 30, 2012 and the exercise price, multiplied by the number of in-the-money stock options.
No stock options were exercised during either of the six month periods ended June 30, 2012 and 2011. Options for the purchase of 58,750 shares of common stock vested during the six month period ended June 30, 2012, and the aggregate fair value at grant date of these options was $0.03 million. As of June 30, 2012, there was approximately $0.7 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 2.3 years.

In July 2009, an aggregate of 500,000 shares of non-vested stock were granted under the 2008 Plan. The shares vest as follows: 25% after two years and 25% on each of the next three anniversary dates thereafter. As of June 30, 2012, an aggregate of 300,000 shares of such non-vested stock were forfeited and 50,000 were vested. In July 2011, an aggregate of 305,000 shares of non-vested stock were granted under the 2008 Plan. As of June 30, 2012, an aggregate of 45,000 shares of such non-vested stock were forfeited. The shares vest as follows: 33% on each of the first and second anniversary dates and 34% on the third anniversary. As of June 30, 2012, there was approximately $0.2 million of total unrecognized compensation cost related to non-vested stock awards. The cost is expected to be recognized over a weighted average period of 2.1 years.
Employee Stock Purchase Plan - In February 2011, under the Stock Purchase Plan (2004) of Hooper Holmes, Inc. (the "2004 Plan"), purchase rights for approximately 280,800 shares of the Company's stock were granted to eligible participating employees with an aggregate grant date fair value of $0.05 million, based on the Black-Scholes pricing model. This offering period concluded in March 2012 and, in accordance with the 2004 Plan's automatic termination provision, no shares were issued. In February 2012, under the 2004 Plan, purchase rights for approximately 273,000 shares were granted with an aggregate fair value of $0.05 million, based on the Black-Scholes option pricing model. The February 2012 offering period will conclude in March 2013.
Other Stock Awards - On May 30, 2007, the Company's shareholders approved the Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company's stock to the Company's non-employee directors. The total number of shares that may be awarded under the 2007 Plan is 600,000. As of June 30, 2012, there remain available for grant approximately 390,000 shares under the 2007 Plan. Effective June 1, 2007, each non-employee member of the Board of Directors other than the non-executive chair receives 5,000 shares annually and the non-executive chair receives 10,000 shares annually of the Company's stock, with such shares vesting immediately upon issuance. The Company believes that the shares awarded under the 2007 Plan are “restricted securities”, as defined in SEC Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). The Company filed a Registration Statement on Form S-8 with respect to the 2007 Plan on April 16, 2008. The directors who receive shares under the 2007 Plan are "affiliates" as defined in Rule 144 under the Securities Act and thus remain subject to the applicable provisions of Rule 144. In addition, the terms of the awards (whether or not restricted) specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board or, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member. During the six month periods ended June 30, 2012 and 2011, shares awarded under the 2007 Plan totaled 30,000 and 30,000, respectively.

The Company recorded $0.2 million and $0.3 million of share-based compensation expense in selling, general and administrative expenses for the three and six month periods ended June 30, 2012, respectively, and $0.2 million and $0.3 million for the three and six month periods ended June 30, 2011, respectively, related to stock options, non-vested stock, restricted stock awards and the 2004 Plan.

Note 4: Discontinued Operations
In June 2008, the Company sold substantially all of the assets and liabilities of its Claims Evaluation Division (“CED”) operating segment. In connection with the sale of the CED, the Company has been released as the primary obligor for certain lease obligations acquired but remains secondarily liable in the event the buyer defaults. The Company reduced the reserve for this liability by $0.07 million and reported the corresponding gain in discontinued operations for the three and six months ended June 30, 2012. At June 30, 2012, the Company maintained a liability of $0.1 million for this lease obligation. The guarantee is provided for the term of the lease, which expires in July 2015. As of June 30, 2012, the maximum potential amount of future payments under the guarantee is $0.3 million.

Note 5: Intangible Assets

The following table presents certain information regarding the Company's intangible assets as of June 30, 2012 and December 31, 2011.

	Weighted
	Average	Gross
	Useful Life	Carrying	Accumulated	Net
(dollars in thousands)	(years)	Amount	Amortization	Balance
At June 30, 2012:
Customer relationships	9.7	$12,502	$12,497	$5
Trade names	15.7	487	448	39
		$12,989	$12,945	$44
At December 31, 2011:
Customer relationships	9.7	$12,502	$12,360	$142
Trade names	15.7	487	434	53
		$12,989	$12,794	$195

The aggregate intangible amortization expense for the six month periods ended June 30, 2012 and 2011 was approximately $0.2 million and $0.2 million, respectively. The estimated intangible amortization expense for the remainder of 2012 is $0.02 million.

Note 6: Inventories

Included in inventories at June 30, 2012 and December 31, 2011 are $1.8 million and $1.4 million, respectively, of finished goods and $1.0 million and $0.8 million, respectively, of components.

Note 7: Restructuring

During the three and six month periods ended June 30, 2012, the Company recorded restructuring charges totaling $1.6 million and $2.2 million, respectively. The restructuring charges consisted of employee severance and branch office closure costs. The restructuring charge for the three and six month periods ended June 30, 2012 includes $0.2 million related to the impairment of fixed assets for the closed branch offices. For the three and six month periods ended June 30, 2012, employee severance totaled $0.5 million and $1.1 million, respectively, and branch office closure costs totaled $1.1 million and $1.1 million, respectively. These restructuring charges relate to the Company's deployment of a new Portamedic service delivery model.

Following is a summary of the 2012 restructuring charges:

(In millions)	Charges	Impairment Recorded in PP&E	Payments	Balance at June 30, 2012
Severance	$1.1	$—	$0.7	$0.4
Lease/Branch closure obligation	1.1	0.2	—	0.9
	$2.2	$0.2	$0.7	$1.3

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

At June 30, 2012, $1.1 million of restructuring charges are recorded in accrued expenses in the accompanying consolidated balance sheet. Cash payments related to the above described restructuring charges are expected to be completed within the next twelve months, except for certain long-term branch office closure costs of $0.2 million, which are recorded in other long-term liabilities as of June 30, 2012.

Note 8: Loan and Security Agreement

On March 9, 2009, the Company entered into a three year Loan and Security Agreement (as amended, the “Loan and Security Agreement”) with TD Bank, N.A. (“TD Bank”).

On December 1, 2010, the Company entered into the First Amendment and Modification to Loan and Security Agreement (the "First Amendment") with TD Bank. Under the First Amendment, the Company has the ability, on or prior to the second anniversary of the First Amendment, and subject to a determination by the Company's Board of Directors authorizing such a transaction, to repurchase up to $5 million of its capital stock out of Qualified Cash (as such term is defined in the First Amendment), provided no Default or Event of Default (as such terms are defined in the Loan and Security Agreement) shall have otherwise occurred. In addition, under the First Amendment, the maturity date of the Loan and Security Agreement has been extended by one year (to March 8, 2013 from March 8, 2012) and, commencing March 8, 2012 and at all times thereafter, the unused line fee (usage fee) under the Loan and Security Agreement was reduced from one percent (1%) per annum to one-half of one percent (1/2%) per annum, in each case on the difference between $15 million and the sum of the average daily outstanding principal balance of cash advances under the revolving credit line and the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.

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

On February 29, 2012, the Company entered into the Third Amendment and Modification to Loan and Security Agreement (the "Third Amendment"). Under the Third Amendment, the Company is obligated to maintain a Fixed Charge Coverage Ratio on a rolling 12 month basis of not less than 1.1 to 1.0 as of any fiscal quarter ending after September 30, 2011 if, for any one or more day(s) following any such fiscal quarter end, (a) the outstanding balance of cash advances under the Loan and Security Agreement is greater than $0 and (b) the amount of the Company's cash on deposit with TD Bank is less than $6 million. The Third Amendment also contains other customary representations, warranties, covenants and terms and conditions.

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

Through March 7, 2012, the Company was obligated to pay, on a monthly basis in arrears, an unused line fee (usage fee) equal to 1% per annum on the difference between $15 million and the average daily outstanding principal balance of cash advances under the revolving credit line plus the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.  Effective March 8, 2012, the usage fee is one-half of one percent (1/2%) per annum. In addition, the Company is required to pay an annual loan fee of $0.1 million.  During the three and six month periods ended June 30, 2012, the Company incurred unused line fees of $0.02 million and $0.06 million, respectively. During the three and six month periods ended June 30, 2011 the Company incurred unused line fees of $0.04 million and $0.07 million, respectively.

In December 2009, the Company opened a $0.1 million TD VISA credit card account to be used by Hooper Holmes Services medical records retrieval service line. The credit card reduced the Company’s borrowing capacity under its revolving line of credit.  As of June 30, 2012, the Company’s borrowing capacity under the revolving line of credit totaled $12.9 million (which is 85% of Eligible Receivables) and there were no outstanding borrowings.

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

The Loan and Security Agreement contains a financial covenant that requires the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Loan and Security Agreement), and as amended under the Third Amendment noted above, measured on a rolling 12 month basis of not less that 1.1 to 1.0 as of any fiscal quarter ending after September 30, 2011 if, for any one or more day(s) following any such fiscal quarter end, (a) the outstanding balance of cash advances under the Loan and Security Agreement is greater than $0 and (b) the amount of the Company's cash on deposit with TD Bank is less than $6 million. As of June 30, 2012, both because the Company's cash on deposit with TD Bank exceeded $6 million and the Company's outstanding balance of cash advances under the Loan and Security Agreement was $0, compliance with the Fixed Charge Coverage Ratio is not applicable. However, if this covenant did apply, the Fixed Charge Coverage Ratio measured as specified in the Loan and Security Agreement as of June 30, 2012 was (13.6) to 1. As such, the Company would fail this financial covenant and therefore would have no borrowing capability under the terms of its Loan and Security Agreement.

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

If revenues continue to decline compared to the prior year, operating losses may continue to occur, the Company may be required to take additional actions to further reduce costs and capital spending, and restructure operations.  This would also reduce the Company's cash reserves. Furthermore, there is no guarantee that the Company's current and future cost reduction actions will generate the cost savings necessary to offset declining revenues.  During the second quarter of 2012, the Company restructured its Portamedic service line's delivery model. The restructure resulted in, among other things, the closure of branch offices, headcount reductions, the elimination of both fixed and variable costs and the consolidation of certain services into centralized customer service centers. If the Company does not achieve the cost reductions expected from this restructure and/or if revenues continue to decline at levels similar to or worse than that experienced in 2011, the Company may continue to fail to satisfy the financial covenant contained in the Loan and Security Agreement and therefore would be prohibited from borrowing under the Loan and Security Agreement.  Further, as defined in the Loan and Security Agreement, TD Bank may at its sole discretion request additional security, reduce availability or determine if negative events are Events of Default. These and other factors would adversely affect the Company's liquidity and its ability to generate profits in the future.

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

Note 10: Litigation

On April 23, 2012, a complaint was filed against the Company in U.S. District Court for the District of New Jersey alleging, among other things, that the Company had failed to pay overtime compensation to certain employees as required by federal law. On May 24, 2012, a related complaint was filed against the Company in the same court alleging, among other things, that the Company failed to pay overtime compensation to certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaints seek award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company believes the allegations in the cases are without merit, has filed answers in both cases denying the substantive allegations therein, and intends to defend the cases vigorously.

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

Note 11: Income Taxes

The Company recorded tax expense of $0.00 million and $0.02 million for the three and six month periods ended June 30, 2012, respectively, reflecting a state tax liability to one state. The Company recorded tax expense of $0.03 million and $0.05 million for the three and six month periods ended June 30, 2011, respectively, reflecting certain state tax liabilities. No amounts were recorded for unrecognized tax benefits or for the payment of interest and penalties during the three and six month periods ended June 30, 2012 and 2011. No federal or state tax benefits were recorded relating to the current year loss, as the Company continues to believe that a full valuation allowance is required on its net deferred tax assets.

In July 2008, the Company received notification from the Internal Revenue Service that it had completed its audits of the Company's tax returns for the years 2001 through 2006 with no adjustments. State income tax returns for the year 2007 and forward are subject to examination.

As of June 30, 2012, the Company has U.S. federal and state net operating loss carryforwards of approximately $96.8 million and $96.0 million, respectively. The net operating loss carryforwards, if unutilized, will expire in the years 2012 through 2031.

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Report, the terms “Hooper Holmes,” “Company,” “we,” “us” and “our” refer to Hooper Holmes, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, but not limited to, statements about our plans, strategies and prospects. When used in this Report, the words “expects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margins, operating and net profits/losses, our new IT systems, for our new Portamedic delivery model and changes in certain service line offerings.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, risks related to customer concerns about our financial health, our liquidity, declines in our business, our competition, and our ability to successfully implement the restructure of our Portamedic operations and other cost reduction initiatives. The section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 entitled “Risk Factors” and similar discussions in our other filings with the Securities and Exchange Commission (“SEC”) discuss these and other important risks that may affect our business, results of operations, cash flows and financial condition. Investors should consider these factors before deciding to make or maintain an investment in our securities. The forward-looking statements included in this Report are based on information available to us as of the date of this Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Overview

Our Company was founded in 1899. We are a publicly-traded New York corporation whose shares of common stock are listed on the NYSE Amex Stock Exchange.  Our corporate headquarters are located in Basking Ridge, New Jersey. Over the last 40 years, our business focus has been on providing health risk assessment services.  We are currently engaged in the following service lines:

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

Our Portamedic paramedical examination services accounted for 68.8% and 70.6% of revenues for the three month periods ended June 30, 2012 and 2011, respectively, and 68.8% and 70.6% of revenues for the six month periods ended June 30, 2012 and 2011, respectively. As a provider of health risk assessment services to the insurance industry, our business is subject to seasonality, with third quarter sales typically dropping below the other quarters due to the decline in activity typically experienced by the insurance industry during the summer months.

Restructure of Portamedic Operations

In June 2012, we announced our new model for delivering paramedical exams in our Portamedic service line. Our Portamedic service line has been reorganized into 14 regions, with a leader and customer service team assigned to each. In addition, a new team of 14 Health Professional Managers has been formed to recruit, educate and mentor our national examiner network, and to enhance examiners' professional development.

Over 100 local administrative offices have been replaced by 60 integrated customer service centers strategically located across the 14 regions. Administrative functions such as imaging and billing have been centralized. In addition, every job in our Portamedic service line from senior management to customer service representative has a new position description tied to quality measures that we believe directly align with customer expectations.

These changes comprise a large-scale operational transformation designed to give Hooper Holmes the competitive advantages of faster and more accurate service delivery and lower operating costs. The strategy was enabled by capital investments of approximately $5 million in 2011 to develop five new technology systems. These new systems, now deployed, include a new workflow system for Portamedic operations, known as PartnerLink; ePortamedic.com, a new ordering and status website for insurance agents that diagnoses service requirements based on insurance company rules; a new Life Application Processing Platform that makes it easier for financial advisors and brokers to sell more life insurance; the latest version of our iParamed e-Exam, which allows electronic exams to be completed even in areas with poor wireless connections; and a new direct-to-examiner inventory and tracking system for laboratory testing kits.

We believe that this restructuring and capital investment will address the concerns of our customers related to the paramed industry, which include inconsistent service, delays and scheduling issues.

Highlights for the Three and Six Month Periods Ended June 30, 2012

The Company

Financial Results for the Three Month Period Ended June 30, 2012

For the three month period ended June 30, 2012, consolidated revenues totaled $35.4 million, a 6.7% decline from the corresponding prior year period. Our gross profit totaled $7.1 million for the three month period ended June 30, 2012 versus $9.1 million in the comparable period of the prior year. Our gross profit percentage was 20.0% for the three month period ended June 30, 2012, representing a significant decline from the gross profit percentage of 23.9% for the three month period ended June 30, 2011, primarily attributable to gross profit declines in our Portamedic service line.

SG&A expenses were $11.0 million in the three month period ended June 30, 2012, an increase of $0.5 million, or 4.5%, in comparison to the three month period ended June 30, 2011. During the three month period ended June 30, 2012, restructuring charges totaled $1.6 million, primarily consisting of severance and branch office closure costs related to our Portamedic service line as discussed above. Results for the three month period ended June 30, 2011 included restructuring charges totaling $0.04 million, consisting primarily of severance costs related to our Portamedic service line.

Our operating loss from continuing operations for the three month period ended June 30, 2012 was $5.5 million compared to a $1.5 million loss for the comparable prior year period.

For the three month period ended June 30, 2012, we incurred a net loss from continuing operations of $5.6 million, or $0.08 per share on both a basic and diluted basis, compared to net loss of $1.6 million, or $0.02 per share on both a basic and diluted basis, for the comparable prior year period.

Financial Results for the Six Month Period Ended June 30, 2012

For the six month period ended June 30, 2012, consolidated revenues totaled $74.2 million, a 5.5% decline from the corresponding prior year period. Our gross profit totaled $16.1 million for the six month period ended June 30, 2012 versus $20.0 million in the comparable period of the prior year. Our gross profit percentage was 21.7% for the six month period ended June 30, 2012, representing a significant decline from the gross profit percentage of 25.5% for the six month period ended June 30, 2011.

SG&A expenses were $22.5 million in the six month period ended June 30, 2012, an increase of $1.1 million, or 4.9%, in comparison to the six month period ended June 30, 2011. During the six month period ended June 30, 2012, restructuring charges totaled $2.2 million, primarily consisting of severance and branch closure costs related to our Portamedic service line as discussed above. Results for the six month period ended June 30, 2011 included restructuring charges totaling $0.1 million, primarily consisting of severance and branch office closure costs related to our Portamedic and Heritage Labs service lines.

Our operating loss from continuing operations for the six month period ended June 30, 2012 was $8.6 million compared to a $1.5 million loss for the comparable prior year period.

For the six month period ended June 30, 2012, we incurred a net loss from continuing operations of $8.7 million, or $0.13 per share on both a basic and diluted basis, compared to a net loss of $1.7 million, or $0.02 per share on both a basic and diluted basis, for the comparable prior year period.

For the remainder of 2012, we expect to continue improving our processes and organization structure and focusing on customer channels including brokers, direct marketers, insurance agents and health care companies. We made significant capital investments and operating improvements that have transformed the way we deliver services, improving our competitive position and lowering our cost structure, which should enable profitable growth by the end of this year.

Portamedic

In the quarter ended June 30, 2012, Portamedic revenues decreased approximately 9.1% in comparison to the prior year period. Our revenue decline is primarily attributable to a decline in completed examinations in the second quarter 2012 of 8.0% and a 1.9% reduction in the average revenue per paramedical examination, compared to the second quarter of 2011. We continue to believe that achieving acceptable profitability levels will require top-line revenue growth, including the reversal of past revenue declines. Although we have contracts or billing approvals with over 90% of the insurance carriers in the marketplace, the number of paramedical examinations we complete on life insurance applicants continues to decline. The rate of decline in completed examinations was 8.0% in the second quarter of 2012, which is a higher rate of decline than the first quarter of 2012. The second quarter 2012 number of completed examinations was negatively impacted by implementation issues regarding our new IT system for processing Portamedic customer orders, including system and user-training conversion issues, which have been identified and corrected.

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

During the past several fiscal quarters, we have taken the following steps to increase our market share and improve top-line revenue:

•
In the second quarter of 2012, we deployed our new Portamedic service delivery model. The introduction of this new program, which generated $1.6 million in restructure charges during the second quarter of 2012, is expected to enhance our ability to provide faster and more accurate service delivery at lower operating costs.

•
In June 2012, we created the position of Vice-President of Portamedic Provider Relations. This position will be dedicated to building our network of health professionals for not only our Portamedic service line, but also our Health and Wellness service line.

•	In the second quarter of 2012, we established a team of 14 Health Professional Managers whose functions will be to recruit, educate and mentor our national health professional network.

•
In March 2012, we entered into an agreement with a national insurance brokerage firm to provide efficient data acquisition and processing solutions. Using the full breadth of our service capabilities, we expect to improve this brokerage's insurance e-application process.

•
We promoted and hired new field sales managers during the second quarter of 2012. We introduced new field sales and regional operations incentive compensation plans and performance measurement systems, while implementing a new Customer Relationship Management system for our sales teams.

•	We completed development of a new Portamedic web portal to make it easier for customers to order our services.

•
In the first half of 2012, we continued to make capital investments which will enable us to improve our current Portamedic service delivery model and provide greater operational performance and service quality, while reducing operating costs in our current branch office structure.

•	We implemented a new warehouse management and inventory control system to reduce costs and improve efficiencies in distributing lab kits to our health professionals.

•	We expanded our iParamed e-Exam platform, deploying over 1,000 iParamed-equipped netbooks to health professionals in all 50 states and the District of Columbia.

•
In the second quarter of 2012, we completed the rollout of our new IT system for processing Portamedic customer orders (known as "Partnerlink"), which is expected to improve customer service, while lowering future operating costs. As of June 30, 2012, the total cost of the system, including implementation and training costs, totaled approximately $5.1 million of which $1.2 million was incurred in the six month period ended June 30, 2012. During the remainder of 2012, we expect to spend an additional $0.5 million primarily for system enhancements, and additional training and implementation costs.

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

Heritage Labs

Heritage Labs services consist principally of performing tests of blood, urine and oral fluid specimens and the assembly and sale of kits used in the collection and transportation of such specimens to its lab facility. Heritage Labs revenues in the second quarter of 2012 was $3.3 million, a decrease of 7.1% as compared to the prior year period primarily due to decreased revenue from two of our larger lab kit assembly customers. In the second quarter of 2012, approximately 60% of Heritage Labs revenue came from lab testing and 40% came from the sale of specimen kits.

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

Health & Wellness

Health & Wellness revenues in the second quarter of 2012 were $3.8 million, an increase of $1.3 million, or 50.5%, from the prior year period, primarily attributable to an increased number of health screenings performed. In the second quarter of 2012, Health & Wellness performed approximately 70,000 health screenings, compared to 45,000 health screenings in the prior year period. During the second quarter of 2012, we provided our services to 40 health management companies. We have conducted screening events in every state in the U.S. as well as the District of Columbia and Puerto Rico. To date, we have certified approximately 3,200 of the examiners in our network to be “wellness certified” examiners. Approximately 55% of these certified health professionals also perform services for our Portamedic service line.

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

We believe the market for health and wellness is likely to grow over the next three to five years, and that we are well positioned to increase revenues from our biometric screening and coaching services. Several recent milestones expected to grow revenues include:

•
We announced that Hooper Holmes had been chosen to collect biological samples for the largest government study of tobacco use ever conducted in the United States. This five year study, which begins in the second half of 2012, will draw upon our strengths, including our national network of local health professionals and Heritage Labs' kit manufacturing. We were chosen for this work by Westat, a leading research and statistical survey organization.

•
In October 2011, we appointed Susheel Jain as our new Senior Vice President of Healthcare. Mr. Jain joined us from WellPoint, one of the largest health benefits companies in the country, where he was responsible for developing new care management services, including integrated wellness and incentive solutions. In the first half of 2012, we also added three new sales positions, along with new operations and account manager positions.

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

Hooper Holmes Services

Hooper Holmes Services revenues for the second quarter 2012 were $4.4 million, a decrease of 19.7% in comparison to the prior year period.

APS retrieval and PIL revenues totaled $1.9 million in the second quarter of 2012, a decrease of 26.0% in comparison with the prior year period. This decrease in revenue is primarily due to a decline in the number of APS/PIL units performed during the second quarter of 2012 compared to the prior year period. Revenues from Consumer Services totaled $1.0 million in the second quarter of 2012, a decline of 17.0% as compared to the prior year period. Second quarter 2012 revenue from our underwriting services decreased 12.8%, as compared to the prior year period.

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

In the second quarter of 2012, the metrics which we monitored included:

•	the number of paramedical examinations performed by Portamedic;

•	the average revenue per paramedical examination;

•	time service performance by geographic territory, from examination order to completion;

•	the number of cases scheduled by our centralized Portamedic exam scheduling center;

•	the number of completed life insurance applications as tracked by LIMRA (a life insurance industry research organization);

•	the number of health screenings completed by Health & Wellness;

•	the number of tele-interviewing/underwriting reports we generate;

•	the number of specimens tested by Heritage Labs;

•	the average revenue per specimen tested;

•	budget to actual performance at the branch level as well as in the aggregate; and

•	customer and product line margins.

Certain of the above-cited metrics are discussed in the comparative discussion and analysis of our results of operations that follows.

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three and six month periods ended June 30, 2012 and 2011

The table below sets forth our revenue by service line for the periods indicated.

(in thousands)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change

Portamedic	$24,348	$26,772	(9.1)%	$51,014	$55,390	(7.9)%
Heritage Labs	3,285	3,536	(7.1)%	6,990	7,167	(2.5)%
Health & Wellness	3,844	2,554	50.5%	7,911	5,970	32.5%
Hooper Holmes Services	4,430	5,516	(19.7)%	9,390	10,987	(14.5)%
Subtotal	35,907	38,378		75,305	79,514
Intercompany eliminations(a)	(506)	(450)		(1,112)	(1,009)
Total	$35,401	$37,928	(6.7)%	$74,193	$78,505	(5.5)%

(a) represents intercompany sales from Heritage Labs to Portamedic

Revenues

Consolidated revenues for the three month period ended June 30, 2012 were $35.4 million, a decline of $2.5 million, or 6.7%, from the prior year period. For the six month period ended June 30, 2012, our consolidated revenues were $74.2 million compared to $78.5 million in the corresponding period of the prior year.

Portamedic

Portamedic revenues in the second quarter of 2012 were $24.3 million, a decrease of $2.4 million, or 9.1%, compared to the prior year period. For the six month period ended June 30, 2012, revenue decreased to $51.0 million compared to $55.4 million for the same period of the prior year, or 7.9%. The decline in Portamedic revenues reflects the net impact of:

•
a decrease in paramedical examinations performed in the second quarter of 2012 of approximately 8.0% (287,000 in the second quarter of 2012, or 4,481 per day, vs. 312,000 in the second quarter of 2011, or 4,873 per day), and in the six month period ended June 30, 2012 of approximately 6.4% (604,000 in the six month period ended June 30, 2012, or 4,719 per day, vs. 645,000 in the six month period ended June 30, 2011, or 5,038 per day); and

•
a decrease in average revenue per paramedical examination in the second quarter of 2012 of approximately 1.9% as compared to the second quarter of 2011 ($84.60 in the second quarter of 2012 vs. $86.27 in the second quarter of 2011), and in the six month period ended June 30, 2012, a decrease in average revenue per paramedical examination of approximately 2.2% ($84.07 in the six month period ended June 30, 2012 vs. $85.92 in the six month period ended June 30, 2011).

The reduction in Portamedic revenue in the second quarter 2012 and six months ended June 30, 2012 was due to, among other things, implementation issues regarding our new IT system for processing Portamedic customer orders, including system and user-training conversion issues, as well as a continued weak economy and a reduction in life insurance applications requiring a paramedical exam, and steady pricing pressure in our Portamedic service line. The number of Portamedic examinations declined 8.0% in the second quarter of 2012 and 6.4% in the six months ended June 30, 2012 compared to the comparable prior year periods. Examinations declined 6.5% in 2011 compared to 2010.

Heritage Labs

Heritage Labs revenues in the second quarter of 2012 were $3.3 million, a decrease of $0.3 million, or 7.1%, compared to the prior year period. For the six month period ended June 30, 2012, revenue decreased to $7.0 million compared to $7.2 million for the same period of the prior year, or 2.5%. These decreases in revenue are primarily due to a decline in our lab kit assembly services.

During the second quarter of 2012, revenue from lab testing (approximately 60% of total Heritage Labs revenue in the second quarter of 2012) decreased 2.1% in comparison to the prior year period. For the six month period ended June 30, 2012, revenue from lab testing decreased 2.1% in comparison to the prior year period. Heritage Labs tested 6.4% fewer specimens compared to the prior year period (117,000 in the second quarter of 2012 vs. 125,000 in the second quarter of 2011), and 6.5% fewer specimens in the first six months of 2012 compared to the same period in 2011 (246,000 vs. 263,000). Heritage Labs average revenue per specimen tested increased in the second quarter of 2012 compared to the prior year period ($16.82 in the second quarter of 2012 vs. $16.13 in the second quarter of 2011), and in the first six months of 2012 compared to the same period in 2011 ($16.77 in the six month period ended June 30, 2012 vs. $16.04 in the six month period ended June 30, 2011). Approximately 59% of this increase in average revenue per specimen tested was due to service price increases, and the remaining increase was the result of increased shipping costs passed on to our customers.

Revenue from lab kit assembly (approximately 40% of Heritage Labs revenue in the kits in the second quarter of 2012) decreased 13.8% to $1.3 million, compared to the prior year period. This decrease is primarily due to decreased revenue from two of our larger lab kit assembly customers. For the six month period ended June 30, 2012, lab kit revenue was $2.9 million, and basically flat in comparison to the prior year prior year.

Approximately 65% of total specimens tested by Heritage Labs originate from a Portamedic paramedical exam or a Health & Wellness screening.

Health & Wellness

Health & Wellness revenues in the second quarter of 2012 were $3.8 million, an increase of $1.3 million, or 50.5%, compared to the prior year period. For the six month periods ended June 30, 2012 and 2011, revenues totaled $7.9 million and $6.0 million, respectively. Our revenue increase in the three and six month periods ended June 30, 2012, as compared to the prior year periods, is primarily attributable to the increased number of screenings performed by Health & Wellness.

For the three months ended June 30, 2012, health screenings performed by Health & Wellness increased 55.6% (70,000 in the second quarter of 2012 vs. 45,000 in the second quarter of 2011), and 31.8% more health screenings during the six month period ended June 30, 2012 compared to the same period in 2011 (145,000 vs. 110,000).

During the second quarter of 2012, we provided our services to 40 health management companies. To date, we have certified approximately 3,200 of the examiners in our network to be “wellness certified” examiners.

Hooper Holmes Services

Hooper Holmes Services revenues for the second quarter of 2012 were $4.4 million, a decrease of 19.7% from the prior year period. For the six month periods ended June 30, 2012 and 2011, revenues totaled $9.4 million and $11.0 million, respectively.

Health Information Services revenue totaled $2.5 million in the second quarter of 2012, a decrease of $0.7 million, or 23.0%, compared to the prior year period, and decreased 16.1% to $5.3 million in the six months ended June 30, 2012 as compared to the prior year period. Revenue from our APS retrieval and PIL decreased 26.0% to $1.9 million in the second quarter of 2012 as compared to the prior year period primarily due to a decrease of 27.3% in the number of units performed during the second quarter 2012 as compared to the prior year period. The decrease in revenue due to the decline in units was offset, to some extent, by a 1.8% increase in the average price per unit in the second quarter 2012 as compared to the prior year period. During the six month period ended June 30, 2012, revenue from our APS retrieval and PIL totaled $4.2 million, a decrease of 18.7% in comparison to the prior year period. The decline in revenue is primarily due to a 20.3% decrease in the number of units performed during the six months ended June 30, 2012. The decrease in revenue due to the decline in units was partially offset by a 2.0% increase in the average price per unit in the six months ended June 30, 2012 as compared to the prior year period. Inspection and Motor Vehicle Report ("MVR") reporting revenue totaled $0.6 million in the second quarter of 2012, a decrease of 10.3% from the prior year period. For the six month period ended June 30, 2012, inspection and MVR reporting revenue declined 4.3% to $1.1 million as compared to the prior year period.

Consumer Services includes our tele-underwriting/interviewing services. Revenues from Consumer Services for the second quarter of 2012 decreased 17.0% to $1.0 million as compared to the prior year period. The decrease in revenue is primarily due to a decline in the number of tele-underwriting/interviewing units completed of 18.7% as compared to the second quarter 2011.The decrease in revenue due to the decline in units was offset, to some extent, by a 2.1% increase in the average price per unit in the second quarter 2012 as compared to the prior year period. For the six month period ended June 30, 2012, revenues decreased 16.4% to $2.1 million as compared to the prior year period. The decrease in revenue is primarily due to a decline in the number of tele-underwriting/interviewing units completed of 17.4% as compared to the six month period ended June 30, 2011. The decrease in revenue due to the decline in units was offset, to some extent, by a 1.2% increase in the average price per unit in the six month period ended June 30, 2012 as compared to the prior year period.

Health Risk Analytics includes our risk management and underwriting services. Revenues decreased 12.8% in the second quarter of 2012 to $0.9 million compared to the prior year period. For the six month period ended June 30, 2012, revenues decreased 7.7% to $2.0 million compared to the prior year period. The decline in revenue for the three and six months ended June 30, 2012 is primarily due to a decline in revenue from one of our larger customers.

Cost of Operations

Consolidated cost of operations was $28.3 million for the second quarter of 2012, compared to $28.9 million for the prior year period. For the six months ended June 30, 2012, cost of operations was $58.1 million compared to $58.5 million for the six months ended June 30, 2011. The following table shows cost of operations as a percentage of revenues for the corresponding service lines.

(in thousands)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012	As a % of Revenues	2011	As a % of Revenues	2012	As a % of Revenues	2011	As a % of Revenues
Portamedic/Health & Wellness	$23,017	81.6%	$22,775	77.7%	$47,095	79.9%	$46,484	75.8%
Heritage Labs	2,181	66.4%	2,413	68.2%	4,609	65.9%	4,759	66.4%
Hooper Holmes Services	3,598	81.2%	4,126	74.8%	7,471	79.6%	8,242	75.0%
Subtotal	28,796		29,314		59,175		59,485
Intercompany eliminations (a)	(479)		(450)		(1,085)		(1,013)
Total	$28,317	80.0%	$28,864	76.1%	$58,090	78.3%	$58,472	74.5%

(a) represents intercompany cost of operations pertaining to sales from Heritage Labs to Portamedic

Consolidated cost of operations as a percentage of revenues increased to 80.0% and 78.3% for the three and six month periods ended June 30, 2012, respectively, compared to the prior year period.

The increase in cost of operations as a percentage of revenues is due to Portamedic revenues declining at a rate greater than its associated costs, as a significant percentage of costs in this service line are fixed and therefore, did not decrease as revenues declined. The new Portamedic service delivery model deployed during the second quarter of 2012 is expected to lower the Portamedic cost of operations, while improving customer service.

Portamedic costs of operations was also impacted by the investments we made in this service line during 2011, largely our investment in the deployment and operating costs of netbooks used in the iParamed service offering. Additionally, Portamedic cost of operations was impacted by increased health professional fees due to the Company's efforts to attract and retain quality health professionals and was negatively impacted by the decline in the average revenue per examination as a significant percentage of our health professionals' earnings are a fixed-fee per exam pay arrangement.

Heritage Labs cost of operations decreased as a percentage of revenues to 66.4% for the three months ended June 30, 2012 as compared to the prior year period. This decrease is due to product mix associated with our lab kit assembly service line and lower shipping costs.

Hooper Holmes Services cost of operations increased as a percentage of revenues to 81.2% and 79.6% for the three and six month periods ended June 30, 2012, respectively, compared to the prior year period. This increase is due to revenues declining at a rate greater than its associated costs, a significant component of which are fixed.

Selling, General and Administrative Expenses

(in thousands)	For the Three Months Ended June 30,		Increase	For the Six Months Ended June 30,		Increase
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Selling, general and administrative expenses	$11,033	$10,556	$477	$22,486	$21,436	$1,050

Consolidated SG&A expenses for the three month period ended June 30, 2012 increased $0.5 million compared to the prior year period. The increase is primarily attributable to increases of:

•	Administrative and sales salaries and expenses associated with our Health & Wellness service line totaling $0.3 million;

•	IT salaries, and implementation and training costs for our new Portamedic order processing system, totaling $0.3 million;

•	Health insurance costs and other employee benefit costs totaling $0.3 million;

•	Depreciation expense associated with our new Portamedic order processing system totaling $0.2 million; and

•	Salaries associated with the expansion of our Strategic Development Department totaling $0.1 million.

These increases in SG&A were offset by reduced:

•	Incentive compensation expense totaling $0.1 million;

•	Administrative salaries and expenses due to headcount reductions at Heritage Labs totaling $0.1 million;

•	Sales salaries totaling $0.1 million;

•	General insurance costs and employee paid time off accrual totaling $0.2 million; and

•	Executive salaries, expenses and recruiting costs totaling $0.2 million.

Consolidated SG&A expenses for the six month period ended June 30, 2012 increased $1.1 million compared to the prior year period. This increase is primarily attributable to increases of:

•	Administrative and sales salaries and expenses associated with our Health & Wellness service line totaling $0.3 million;

•	IT salaries, and implementation and training costs for our new Portamedic order processing system, totaling $0.9 million;

•	Health insurance costs and other employee benefit costs totaling $0.4 million;

•	Depreciation expense associated with our new Portamedic order processing system totaling $0.4 million;

•	Salaries associated with the expansion of our Strategic Development Department totaling $0.2 million; and

•	Sales salaries totaling $0.1 million.

These increases in SG&A were offset by reduced:

•	Incentive compensation expense totaling $0.3 million;

•	Administrative salaries and expenses due to headcount reductions at Heritage Labs totaling $0.3 million;

•	General insurance costs and employee paid time off accrual totaling $0.2 million; and

•	Executive salaries, expenses and recruiting costs totaling $0.4 million.

Restructuring

For the three and six month periods ended June 30, 2012, we recorded restructuring charges of $1.6 million and $2.2 million, respectively. These charges were primarily associated with our Portamedic service line as discussed in the above section "Restructure of Portamedic Operations". Restructuring charges for the three and six month periods ended June 30, 2011 were $0.04 million and $0.1 million, respectively, and consisted primarily of severance and branch office closure costs related to our Portamedic and Heritage Labs service lines.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the three month period ended June 30, 2012 was $5.5 million, or 15.6% of consolidated revenues, compared to a consolidated operating loss from continuing operations for the three month period ended June 30, 2011 of $1.5 million, or 4.0% of consolidated revenues. For the six month period ended June 30, 2012, our consolidated operating loss from continuing operations was $8.6 million, or 11.6% of consolidated revenues, compared to a consolidated operating loss from continuing operations for the six month period ended June 30, 2011 of $1.5 million, or 1.9% of consolidated revenues.

Other Income (Expense)

Interest income for the three month period ended June 30, 2012 was $0.01 million compared to $0.02 million for the prior year period. For the six month period ended June 30, 2012, interest income was $0.02 million compared to $0.04 million for the prior year period. The decrease for the three and and six month periods ended June 30, 2012 is primarily due to lower cash balances.

Other expense, net for the three and six months ended June 30, 2012 was $0.1 million and $0.1 million, respectively, and consisted primarily of bank credit facility fees. For the three and six month periods ended June 30, 2011 other expense, net was $0.1 million and $0.2 million, respectively, and also consisted primarily of bank credit facility fees.

Income Taxes

We recorded a net tax expense of $0.00 million and $0.02 million for the three and six month periods ended June 30, 2012, respectively. For the three and six month periods ended June 30, 2011, we recorded a net tax expense of $0.03 million and $0.05 million, respectively. These 2012 and 2011 charges reflect certain state tax liabilities. No federal or state tax benefits were recorded relating to the current or prior year loss, as we continue to believe that a full valuation allowance is required on our net deferred tax assets.

Loss from Continuing Operations

Loss from continuing operations for the three month period ended June 30, 2012 was $5.6 million, or $0.08 per share on both a basic and diluted basis, compared to a loss of $1.6 million, or $0.02 per share on both a basic and diluted basis, in the same period of the prior year. Loss from continuing operations for the six month period ended June 30, 2012 was $8.7 million, or $0.13 per share on both a basic and diluted basis, compared to a loss of $1.7 million, or $0.02 per share on both a basic and diluted basis, in the same period of the prior year.

Discontinued Operations

In June 2008, we sold substantially all of the assets and liabilities of our Claims Evaluation Division (“CED”) operating segment. In connection with the sale of the CED, we were released as the primary obligor for certain lease obligations acquired but remain secondarily liable in the event the buyer defaults. We reduced the reserve for this liability by $0.07 million and reported the corresponding gain in discontinued operations for the three and six months ended June 30, 2012. At June 30, 2012, we maintained a liability of $0.1 million for this lease obligation. The guarantee is provided for the term of the lease, which expires in July 2015. As of June 30, 2012, the maximum potential amount of future payments under the guarantee is $0.3 million.

Liquidity and Capital Resources

As of June 30, 2012, our primary sources of liquidity are our holdings of cash and cash equivalents, and revolving line of credit. At June 30, 2012 and December 31, 2011, our working capital was $20.2 million and $28.3 million, respectively. Our current ratio as of June 30, 2012 and December 31, 2011 was 2.6 to 1 and 3.5 to 1, respectively. Significant uses affecting our cash flows for the six month period ended June 30, 2012 include:

•
a net loss of $8.7 million from continuing operations, including non-cash charges of $2.1 million in depreciation and amortization expense, $0.3 million in share-based compensation expense, and a loss on disposal and impairment of fixed assets of $0.2 million;

•	capital expenditures of $2.0 million; and

•	an increase in inventory of $0.6 million.

These uses of cash were partially offset by:

•	a decrease in accounts receivable of $1.4 million;

•	a combined net increase in accounts payable, accrued expense and other long-term liabilities (including restructuring payments related to employee severance of $0.7 million) of $1.0 million; and

•	a decrease in other assets of $1.0 million.

Loan and Security Agreement

On March 9, 2009, we entered into a three year Loan and Security Agreement (as amended, the “Loan and Security Agreement”) with TD Bank, N.A. (“TD Bank”).

On December 1, 2010, we entered into the First Amendment and Modification to Loan and Security Agreement (the "First Amendment") with TD Bank. Under the First Amendment, the Company has the ability, on or prior to the second anniversary of the First Amendment, and subject to a determination by our Board of Directors authorizing such a transaction, to repurchase up to $5 million of its capital stock out of Qualified Cash (as such term is defined in the First Amendment), provided no Default or Event of Default (as such terms are defined in the Loan and Security Agreement) shall have otherwise occurred. In addition, under the First Amendment, the maturity date of the Loan and Security Agreement has been extended by one year (to March 8, 2013 from March 8, 2012) and, commencing March 8, 2012 and at all times thereafter, the unused line fee (usage fee) under the Loan and Security Agreement was reduced from one percent (1%) per annum to one-half of one percent (1/2%) per annum, in each case on the difference between $15 million and the sum of the average daily outstanding principal balance of cash advances under the revolving credit line and the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.

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

Through March 7, 2012, we were obligated to pay, on a monthly basis in arrears, an unused line fee (usage fee) equal to 1% per annum on the difference between $15 million and the average daily outstanding principal balance of cash advances under the revolving credit line plus the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.  Effective March 8, 2012, the usage fee is one-half of one percent (1/2%) per annum. In addition, we are required to pay an annual loan fee of $0.1 million.  During the three and six months ended June 30, 2012, we incurred unused line fees of $0.02 million and $0.06 million, respectively. During the three and six months ended June 30, 2011, we incurred unused line fees of $0.04 million and $0.07 million, respectively.

In December 2009, we opened a $0.1 million TD VISA credit card account to be used by Hooper Holmes Services medical records retrieval service line. The credit card reduced our borrowing capacity under our revolving line of credit.  As of June 30, 2012, our borrowing capacity under the revolving line of credit totaled $12.9 million (which is 85% of Eligible Receivables) and there were no outstanding borrowings.

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

The Loan and Security Agreement contains a financial covenant that requires us to maintain a Fixed Charge Coverage Ratio (as defined in the Loan and Security Agreement), and as amended under the Third Amendment noted above, measured on a rolling 12 month basis of not less that 1.1 to 1.0 as of any fiscal quarter ending after September 30, 2011 if, for any one or more day(s) following any such fiscal quarter end, (a) the outstanding balance of cash advances under the Loan and Security Agreement is greater than $0 and (b) the amount of our cash on deposit with TD Bank is less than $6.0 million.  As of June 30, 2012, both because our cash on deposit with TD Bank exceeded $6.0 million and our outstanding balance of cash advances under the Loan and Security Agreement was $0, compliance with the Fixed Charge Coverage Ratio is not applicable. However, if this covenant did apply, our Fixed Charge Coverage Ratio measured as specified in the Loan and Security Agreement as of June 30, 2012 was (13.6) to 1. As such, we would fail this financial covenant and therefore would have no borrowing capability under the terms of our Loan and Security Agreement.

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

If revenues continue to decline compared to the prior year, operating losses may continue to occur, we may be required to take additional actions to further reduce costs and capital spending, and restructure operations.  This would also reduce our cash reserves. Furthermore, there is no guarantee that our current and future cost reduction actions will generate the cost savings necessary to offset declining revenues.  During the second quarter of 2012, we restructured our Portamedic service line's delivery model. The restructure resulted in, among other things, the closure of branch offices, headcount reductions, the elimination of both fixed and variable costs and the consolidation of certain services into centralized customer service centers. If we do not achieve the cost reductions expected from this restructure and/or if revenues continue to decline at levels similar to or worse than that experienced in 2011, we may fail to satisfy the financial covenant contained in the Loan and Security Agreement and therefore would be prohibited from borrowing under the Loan and Security Agreement.  Further, as defined in the Loan and Security Agreement, TD Bank may at its sole discretion request additional security, reduce availability or determine if negative events are Events of Default. These and other factors would adversely affect our liquidity and our ability to generate profits in the future.

Based on our anticipated level of future revenues, the cost reduction initiatives implemented to date, our existing cash, cash equivalents and unused borrowing capacity, we believe we have sufficient funds to meet our cash needs through June 30, 2013.

Cash Flows from Operating Activities

For the six month periods ended June 30, 2012, net cash used in operating activities of continuing operations was $3.3 million, compared to net cash provided by operating activities of continuing operations of $1.6 million in the prior year period.

The net cash used in operating activities of continuing operations for the six month period ended June 30, 2012 of $3.3 million reflects a loss of $8.7 million from continuing operations and non-cash charges of $2.1 million of depreciation and amortization, $0.3 million of share-based compensation expense, and a loss on disposal and impairment of fixed assets of $0.2 million. Changes in working capital included:

•
a decrease in accounts receivable of $1.4 million. Our consolidated days sales outstanding (“DSO”), measured on a rolling 90-day basis, was 43.1 days at June 30, 2012, compared to 40.5 days at December 31, 2011 and 42.2 days at June 30, 2011. Historically, our accounts receivable balances and our DSO are at their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out. Historically, we experience an increase in DSO in the first quarter of each year, in comparison to the prior year-end and we experience a decrease in the second quarter of each year compared to the first quarter of the same year. We expect that the third quarter of 2012, will follow historical trends and will increase compared to the second quarter of 2012. As has historically been the case, we believe our DSO will again be at its lowest point of the year by December 2012. Our consolidated allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $0.01 million since December 31, 2011, resulting from net write-offs;

•	a combined net increase in accounts payable, accrued expenses and other long-term liabilities of $1.0 million;

•	an increase in inventories of $0.6 million; and

•	a decrease in other assets of $1.0 million.

The net cash provided by operating activities of continuing operations for the six month period ended June 30, 2011 of $1.6 million reflects a loss of $1.7 million from continuing operations, including non-cash charges of $1.8 million of depreciation and amortization, and $0.3 million of share-based compensation expense. Changes in working also capital included:

•
a decrease in accounts receivable of $1.7 million. Our consolidated DSO, measured on a rolling 90-day basis, was 42.2 days at June 30, 2011, compared to 40.4 days at December 31, 2010 and 44.5 days at June 30, 2010. Our consolidated allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $0.3 million since December 31, 2010, of which $0.0 million and $0.1 million was credited to revenue during the three and six month periods ended June 30, 2011, respectively;

•	a combined net decrease in accounts payable, accrued expenses and other long-term liabilities of $0.6 million; and

•	a decrease in other assets of $0.3 million.

Cash Flows used in Investing Activities

For the six month period ended June 30, 2012, we used $2.0 million in net cash for investing activities of continuing operations primarily for capital expenditures primarily related to the development of an IT system for processing customer orders, our new inventory management system and new Heritage Lab specimen analyzing equipment. For the six month period ended June 30, 2011, we used $1.9 million in net cash for investing activities of continuing operations primarily for capital expenditures primarily related to the development of our new IT system for processing customer orders and new iParamed technology platform.

Cash Flows used in Financing Activities

The net cash used in financing activities of continuing operations for the six month periods ended June 30, 2012 and 2011 of $0.2 million and $0.3 million represents costs associated with our Loan and Security Agreement with TD Bank and a reduction in capital lease obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchases

We did not purchase any shares of our common stock during the six month periods ended June 30, 2012 and 2011.

Dividends

No dividends were paid during the six month periods ended June 30, 2012 and 2011. We are restricted from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of the Loan and Security Agreement with TD Bank.

Contractual Obligations

As of June 30, 2012, there have been no material changes in contractual obligations as disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, under the caption “Contractual Obligations”.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There were no changes to our critical accounting policies during the six month period ended June 30, 2012. Such policies are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 8 to the unaudited interim consolidated financial statements and Item 2 of Part I included in this Report. Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations. Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings. As of June 30, 2012, there were no borrowings outstanding.

As of June 30, 2012, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1	Legal Proceedings

On April 23, 2012, a complaint was filed against the Company in U.S. District Court for the District of New Jersey alleging, among other things, that the Company had failed to pay overtime compensation to certain employees as required by federal law. On May 24, 2012, a related complaint was filed against the Company in the same court alleging, among other things, that the Company failed to pay overtime compensation to certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaints seek award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company believes the allegations in the cases are without merit, has filed answers in both cases denying the substantive allegations therein, and intends to defend the cases vigorously.

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

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales or repurchases of equity securities during the fiscal quarter ended June 30, 2012.

ITEM 3	Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2012.

ITEM 4	Mine Safety Disclosure

Not applicable.

ITEM 5	Other Information

None

ITEM 6	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Label Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are not to be deemed "filed" or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and are not to be deemed "filed" for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hooper Holmes, Inc.

Dated: August 10, 2012

By: /s/ Ransom J. Parker
Ransom J. Parker
Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Michael J. Shea
Michael J. Shea
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)