Form 10-K/A
period 2011-12-31
HOOPER HOLMES INC
filed 2012-09-07
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTES

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Hooper Holmes, Inc. (the “Company”) for the fiscal year ended December 31, 2011, initially filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2012 (the “Original Filing”) is being filed to correct a clerical error in the reproduction of the date of the Consent of Independent Registered Public Accounting Firm that was filed as Exhibit 23 to the Original Filing. As filed, Exhibit 23 was inadvertently dated March 9, 2011 rather than March 9, 2012, the date matching the consent originally provided by the Company's accountants.

The corrected Consent of Independent Registered Public Accounting Firm is filed as Exhibit 23 with this Form 10-K/A. In addition, pursuant to the rules of the SEC, currently dated certifications of the Company's Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002, are filed as Exhibits 31.1 and 31.2, respectively, with this Form 10-K/A.

Except as described above, no other changes or updates have been made to the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing of the Original Filing. Accordingly, this Form 10-K/A must be read in conjunction with the Company's other filings made with the SEC subsequent to the filing date of the Original Filing, including amendments to those filings, if any.

Part IV

ITEM 15	Exhibits and Financial Statement Schedules

(a) (3)        Exhibits included herein

23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

 SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOPER HOLMES, INC.
(Registrant)

September 7, 2012	By:	/s/ Michael J. Shea
Michael J. Shea
Chief Financial Officer