Form 10-Q
period 2012-09-30
HOOPER HOLMES INC
filed 2012-11-16
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of the Registrant's common stock as of October 31, 2012 was:
Common Stock, $.04 par value - 69,835,387 shares

EXPLANATORY NOTE
Hooper Holmes, Inc. (the “Company”) was unable to file this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (this “Report”) on or before November 14, 2012 due to disruptions caused by Hurricane Sandy. Specifically, a large number of the Company's employees key to preparing and filing the Report were unable to access their New Jersey-based offices or alternative suitable working space due to power outages, extensive damage, and other adverse circumstances in the New Jersey area caused by Hurricane Sandy.

Accordingly, the Company is filing this Report in reliance upon the order issued by the Securities and Exchange Commission on November 14, 2012 (the “Order”) conditionally exempting reporting persons affected by Hurricane Sandy and its aftermath from certain filing requirements imposed by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the period from October 29, 2012 to November 20, 2012. As further set forth in Exchange Act Release No. 68224, the Order provides that quarterly reports due during such period for reporting persons qualifying for relief will be considered to have a due date of November 21, 2012 instead of November 14, 2012, provided that the reporting person disclose the reasons why, in good faith, it cannot file on a timely basis.

HOOPER HOLMES, INC. AND SUBSIDIARIES

PART I - Financial Information

Item 1. Financial Statements (unaudited)

Hooper Holmes, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
ASSETS (Note 8)
Current assets:
Cash and cash equivalents	$8,161	$16,917
Accounts receivable, net of allowance for doubtful accounts of
$509 and $525 at September 30, 2012 and December 31, 2011,
respectively	18,503	18,387
Inventories	2,738	2,226
Other current assets	1,144	2,140
Total current assets	30,546	39,670

Property, plant and equipment at cost	51,266	54,333
Less: Accumulated depreciation and amortization	37,800	41,281
Property, plant and equipment, net	13,466	13,052

Intangible assets, net	35	195
Other assets	308	364
Total assets	$44,355	$53,281

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,700	$5,174
Accrued expenses	5,992	6,173
Total current liabilities	12,692	11,347
Other long-term liabilities	1,236	1,185
Commitments and contingencies (Note 9)

Stockholders' Equity:
Common stock, par value $.04 per share; authorized 240,000,000 shares, issued 69,844,782 shares and 69,678,982 shares at September 30, 2012 and December 31, 2011, respectively. Outstanding: 69,835,387 shares and 69,669,587 shares at September 30, 2012 and December 31, 2011, respectively.	2,794	2,787
Additional paid-in capital	149,371	148,839
Accumulated deficit	(121,667)	(110,806)
	30,498	40,820
Less: Treasury stock, at cost; 9,395 shares as of September 30, 2012 and December 31, 2011	(71)	(71)
Total stockholders' equity	30,427	40,749
Total liabilities and stockholders' equity	$44,355	$53,281

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$33,671	$38,157	$107,864	$116,662
Cost of operations	26,556	28,685	84,646	87,157
Gross profit	7,115	9,472	23,218	29,505
Selling, general and administrative expenses	9,212	11,002	31,698	32,438
Restructuring charges	18	18	2,210	112
Operating loss from continuing operations	(2,115)	(1,548)	(10,690)	(3,045)
Other (expense) income:
Interest expense	(2)	(4)	(8)	(13)
Interest income	6	16	22	52
Other (expense) income, net	(71)	238	(216)	79
	(67)	250	(202)	118
Loss from continuing operations before income taxes	(2,182)	(1,298)	(10,892)	(2,927)

Income tax expense	11	32	34	81

Loss from continuing operations	(2,193)	(1,330)	(10,926)	(3,008)

Discontinued operations:
Gain on sale of subsidiary	—	62	65	62

Net loss	$(2,193)	$(1,268)	$(10,861)	$(2,946)
Basic and diluted loss per share:
Continuing operations
Basic	$(0.03)	$(0.02)	$(0.16)	$(0.04)
Diluted	$(0.03)	$(0.02)	$(0.16)	$(0.04)
Discontinued operations
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Net loss
Basic	$(0.03)	$(0.02)	$(0.16)	$(0.04)
Diluted	$(0.03)	$(0.02)	$(0.16)	$(0.04)

Weighted average number of shares - Basic	69,789,628	69,652,739	69,713,178	69,614,166
Weighted average number of shares - Diluted	69,789,628	69,652,739	69,713,178	69,614,166

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(10,861)	$(2,946)
Income from discontinued operation, net of income taxes	65	62
Loss from continuing operations	(10,926)	(3,008)

Adjustments to reconcile loss from continuing operations to net cash (used in)
provided by operating activities of continuing operations:
Depreciation	2,970	2,393
Amortization	160	262
Provision for bad debt expense	55	108
Share-based compensation expense	539	464
Write-off of software in development	—	210
Loss on disposal and impairment of fixed assets	208	6
Change in assets and liabilities:
Accounts receivable	(171)	(673)
Inventories	(512)	(520)
Other assets	1,155	388
Accounts payable, accrued expenses and other long-term liabilities	1,376	568
Net cash (used in) provided by operating activities of continuing operations	(5,146)	198

Cash flows from investing activities:
Capital expenditures	(3,346)	(3,276)
Proceeds from sale of fixed assets	51	—
Net cash used in investing activities of continuing operations	(3,295)	(3,276)

Cash flows from financing activities:
Reduction in capital lease obligations	(214)	(247)
Debt financing fees	(101)	(101)
Net cash used in financing activities of continuing operations	(315)	(348)

Net decrease in cash and cash equivalents	(8,756)	(3,426)
Cash and cash equivalents at beginning of period	16,917	21,391
Cash and cash equivalents at end of period	$8,161	$17,965

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$602	$745
Fixed assets acquired by capital lease	$—	$333
Supplemental disclosure of cash paid during period for:
Income taxes	$40	$103

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
September 30, 2012

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

b) The unaudited interim consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2011 Annual Report on Form 10-K, filed with the SEC on March 9, 2012, as amended on September 7, 2012.

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

The results of operations for the three and nine month periods ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Note 2: Liquidity

For the nine months ended September 30, 2012 and 2011, the Company incurred losses from continuing operations of $10.9 million and $3.0 million, respectively, which include losses from operations, and restructuring charges.  The Company has managed its liquidity through a series of cost reduction and accounts receivable collection initiatives.

At September 30, 2012, the Company had $8.2 million in cash and cash equivalents and no outstanding debt.  The Company's net cash (used in) provided by operating activities of continuing operations for the nine months ended September 30, 2012 and 2011 was $(5.1) million and $0.2 million, respectively.

As discussed in Note 8, the Company has a loan and security agreement (the "Loan and Security Agreement") with TD Bank, N.A. ("TD Bank") which expires on March 8, 2013. The Company is currently exploring future funding alternatives and options in anticipation of the expiration of the Loan and Security Agreement. There can be no assurance that the Company will be able to obtain such funding or, if funding could be obtained, that it would be on terms acceptable to the Company.

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

 As of September 30, 2012, both because the Company's cash on deposit with TD Bank exceeded $6 million and the Company's outstanding balance of cash advances under the Loan and Security Agreement was $0, compliance with the Fixed Charge Coverage Ratio is not applicable. However, if this covenant did apply, the Fixed Charge Coverage Ratio measured as specified in the Loan and Security Agreement as of September 30, 2012 was (17.9) to 1. As such, the Company would fail this financial covenant and therefore would have no borrowing capability under the terms of its Loan and Security Agreement.

In June 2012, the Company restructured its Portamedic service line, which included the deployment of a new model for delivering paramedical exam services. The restructure resulted in, among other things, the closure of branch offices, headcount reductions, the elimination of both fixed and variable costs and the consolidation of certain services into centralized customer service centers. For the three and nine months ended September 30, 2012, the Company's consolidated revenues totaled $33.7 million and $107.9 million, respectively, representing declines of 11.8% and 7.5%, respectively, from the prior year periods which were primarily attributable to the Portamedic service line.  Management is monitoring the impact of the new Portamedic delivery model and believes it is too soon to determine the model's ultimate impact on revenues. Nonetheless, in response to the declining revenues, subsequent to September 30, 2012, the Company has taken additional actions to reduce its costs and cash outflows, including headcount reductions and a reduction in capital expenditures and operating expenses, and is evaluating additional cash flow measures, including alternative sources of financing.  The actions taken are expected to reduce or delay expenses and uses of cash during the remainder of 2012 and thereafter.

If the new Portamedic delivery model is not successful and revenues continue to decline, operating losses will continue, assets may become impaired and the Company will be required to take additional actions to further reduce or delay expenses and uses of cash. This would also reduce the Company's cash reserves and potentially require the Company to seek alternative sources of financing, including but limited to new credit facilities and the sale of assets and service lines. There is no guarantee that the Portamedic delivery model will reverse the decline in revenues or that the Company's cost reduction actions will generate the savings necessary to offset revenue declines, operating losses and uses of cash.

If the Company is unsuccessful in reducing and reversing past revenue declines and cost reduction initiatives cannot be implemented to offset revenue declines, these factors would adversely affect the Company's liquidity and the Company may be required to obtain additional sources of liquidity in order to meet its obligations through at least September 30, 2013. Such sources of liquidity may not be available at terms acceptable to the Company.

Note 3:	Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents.

The Company's net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the three and nine month periods ended September 30, 2012 and 2011 because the inclusion of common stock equivalents would have been antidilutive. Outstanding stock options to purchase approximately 5,565,000 and 5,543,000 shares of the Company's common stock were excluded from the calculation of diluted loss per share for the three and nine month periods ended September 30, 2012, respectively, and approximately 4,512,000 and 4,323,000 shares for the three and nine month periods ended September 30, 2011, respectively, because their exercise prices exceeded the average market price of the Company's common stock for such periods and, therefore, were antidilutive.

Note 4: Share-Based Compensation

Employee Share-Based Compensation Plans - On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, non-vested stock and performance shares. The 2008 Plan provides for the issuance of an aggregate of 5,000,000 shares. During each of the three and nine month periods ended September 30, 2012, 900,000 options for the purchase of shares were granted under the 2008 Plan. During the three and nine month periods ended September 30, 2011, options for the purchase of 680,000 and 830,000 shares, respectively, were granted under the 2008 Plan. As of September 30, 2012, approximately 50,000 shares remain available for grant under the 2008 Plan.

On May 24, 2011, the Company's shareholders approved the 2011 Omnibus Employee Incentive Plan (the "2011 Plan") providing for the grant of stock options and non-vested stock awards. The 2011 Plan provides for the issuance of an aggregate of 1,500,000 shares. During each of the three and nine month periods ended September 30, 2012, 1,225,000 options for the purchase of shares were granted under the 2011 Plan. No options were granted under the 2011 Plan during the three and nine months ended September 30, 2011. As of September 30, 2012, approximately 200,000 shares remain available for grant under the 2011 Plan.

Options under the 2008 and 2011 Plans are granted at fair value on the date of grant, are exercisable in accordance with a vesting schedule specified in the grant agreement, and have contractual lives of 10 years from the date of grant. Options to purchase 500,000 of the Company's stock granted to certain executives of the Company in December 2010 vest 50% on each of the first and second anniversaries of the grant. Options to purchase 2,125,000 and 530,000 of the Company's stock granted to certain executives of the Company in July 2012 and July 2011, respectively, vest one-third on each of the first, second and third anniversaries of the grant. Options to purchase 150,000 of the Company's stock granted to a certain executive of the Company in the fourth quarter of 2011 vest one-fourth on each of the first, second, third and fourth anniversaries of the grant. All other options granted by the Company vest 25% on each of the second through fifth anniversaries of the grant.

The fair value of the stock options granted during the three and nine month periods ended September 30, 2012 and 2011 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected life (years)	5.5	5.4	5.5	5.4
Expected volatility	92.4%	93.7%	92.4%	93.4%
Expected dividend yield	—	—	—	—
Risk-free interest rate	0.7%	1.5%	0.7%	1.6%
Weighted average fair value of options
granted during the period	$0.47	$0.78	$0.47	$0.74

The following table summarizes stock option activity for the nine month period ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2011	5,988,500	$1.68
Granted	2,125,000	0.65
Exercised	—	—
Expired	(769,650)	3.23
Forfeited	(328,750)	0.90
Outstanding balance at September 30, 2012	7,015,100	$1.24	7.4	$152
Options exercisable at September 30, 2012	2,890,000	$2.03	5.2	$59

The aggregate intrinsic value disclosed in the table above represents the difference between the Company's closing stock price on the last trading day of the quarter ended September 30, 2012 and the exercise price, multiplied by the number of in-the-money stock options.
No stock options were exercised during either of the nine month periods ended September 30, 2012 and 2011. Options for the purchase of 907,400 shares of common stock vested during the nine month period ended September 30, 2012, and the aggregate fair value at grant date of these options was $0.6 million. As of September 30, 2012, there was approximately $1.5 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 2.6 years.
In July 2009, an aggregate of 500,000 shares of non-vested stock were granted under the 2008 Plan. The shares vest as follows: 25% after two years and 25% on each of the next three anniversary dates thereafter. As of September 30, 2012, an aggregate of 300,000 shares of such non-vested stock were forfeited and 100,000 were vested. In July 2011, an aggregate of 305,000 shares of non-vested stock were granted under the 2008 Plan. As of September 30, 2012, an aggregate of 45,000 shares of such non-vested stock were forfeited and were 85,800 vested. The shares vest as follows: 33% on each of the first and second anniversary dates and 34% on the third anniversary. As of September 30, 2012, there was approximately $0.2 million of total unrecognized compensation cost related to non-vested stock awards. The cost is expected to be recognized over a weighted average period of 1.8 years.
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
Other Stock Awards - On May 30, 2007, the Company's shareholders approved the Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company's stock to the Company's non-employee directors. The total number of shares that may be awarded under the 2007 Plan is 600,000. As of September 30, 2012, there remain available for grant approximately 390,000 shares under the 2007 Plan. Effective June 1, 2007, each non-employee member of the Board of Directors other than the non-executive chair receives 5,000 shares annually and the non-executive chair receives 10,000 shares annually of the Company's stock, with such shares vesting immediately upon issuance. The Company believes that the shares awarded under the 2007 Plan are “restricted securities”, as defined in SEC Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). The Company filed a Registration Statement on Form S-8 with respect to the 2007 Plan on April 16, 2008. The directors who receive shares under the 2007 Plan are "affiliates" as defined in Rule 144 under the Securities Act and thus remain subject to the applicable provisions of Rule 144. In addition, the terms of the awards (whether or not restricted) specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board or, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member. During the nine month periods ended September 30, 2012 and 2011, shares awarded under the 2007 Plan totaled 30,000 and 30,000, respectively.

The Company recorded $0.2 million and $0.5 million of share-based compensation expense in selling, general and administrative expenses for the three and nine month periods ended September 30, 2012, respectively, and $0.2 million and $0.5 million for the three and nine month periods ended September 30, 2011, respectively, related to stock options, non-vested stock, restricted stock awards and the 2004 Plan.

Note 5: Discontinued Operations
In June 2008, the Company sold substantially all of the assets and liabilities of its Claims Evaluation Division (“CED”) operating segment. In connection with the sale of the CED, the Company has been released as the primary obligor for certain lease obligations acquired but remains secondarily liable in the event the buyer defaults. In the second quarter of 2012, the Company reduced the reserve for this liability by $0.07 million. The corresponding gain is reported in the accompanying consolidated statement of operations in discontinued operations for the nine months ended September 30, 2012. At September 30, 2012, the Company maintained a liability of $0.1 million for this lease obligation. The guarantee is provided for the term of the lease, which expires in July 2015. As of September 30, 2012, the maximum potential amount of future payments under the guarantee is $0.3 million.

Note 6: Inventories

Included in inventories at September 30, 2012 and December 31, 2011 are $1.8 million and $1.4 million, respectively, of finished goods and $0.9 million and $0.8 million, respectively, of components.

Note 7: Restructuring

During the three and nine month periods ended September 30, 2012, the Company recorded restructuring charges totaling $0.02 million and $2.2 million, respectively. The restructuring charges consisted of employee severance and branch office closure costs. The restructuring charge for the nine month period ended September 30, 2012 includes $0.2 million related to the impairment of fixed assets for the closed branch offices. For the three and nine month periods ended September 30, 2012, employee severance totaled $0.01 million and $1.2 million, respectively, and branch office closure costs totaled $0.01 million and $0.8 million, respectively. These restructuring charges relate to the Company's deployment of a new Portamedic service delivery model.

Following is a summary of the restructuring charges for the nine months ended September 30, 2012:

(In millions)	Charges	Impairment Recorded in PP&E	Payments	Balance at September 30, 2012
Severance	$1.2	$—	$1.2	$0.0
Lease/Branch closure obligation	1.0	0.2	0.2	0.6
	$2.2	$0.2	$1.4	$0.6

During the three and nine month periods ended September 30, 2011, the Company recorded restructuring charges totaling $0.02 million and $0.1 million, respectively, which consisted of severance and branch office closure costs. As of September 30, 2011, all payments relating to this restructuring were complete.

At September 30, 2012, $0.4 million of restructuring charges are recorded in accrued expenses in the accompanying consolidated balance sheet. Cash payments related to the above described restructuring charges are expected to be completed within the next twelve months, except for certain long-term branch office closure costs of $0.2 million, which are recorded in other long-term liabilities as of September 30, 2012.

Note 8: Loan and Security Agreement

The Company has a loan and security agreement (the “Loan and Security Agreement”) with TD Bank, N.A. (“TD Bank”) which expires on March 8, 2013. The Company is currently exploring future funding alternatives and options in anticipation of the expiration of the Loan and Security Agreement. There can be no assurance that the Company will be able to obtain such funding or, if funding were available, that it would be on terms acceptable to the Company.

The Loan and Security Agreement provides for revolving credit loans to the Company in an aggregate principal amount at any one time outstanding which, when combined with the aggregate undrawn amount of all unexpired letters of credit, does not exceed 85% of “Eligible Receivables” (as that term is defined in the Loan and Security Agreement), provided that in no event can the aggregate amount of the revolving credit loans and letters of credit outstanding at any time exceed $15 million.  The maximum aggregate face amount of letters of credit that may be outstanding at any time may not exceed $1.5 million. As of September 30, 2012, the Company had a $0.1 million TD VISA credit card account which reduces the Company’s borrowing capacity. As of September 30, 2012, the Company’s borrowing capacity under the revolving line of credit totaled $14.2 million and there were no outstanding borrowings.

Borrowings of revolving credit loans shall take the form of LIBOR rate advances with the applicable interest rate being the LIBOR rate, plus 3.5% per annum.

Through March 7, 2012, the Company was obligated to pay, on a monthly basis in arrears, an unused line fee (usage fee) equal to 1% per annum on the difference between $15 million and the average daily outstanding principal balance of cash advances under the revolving credit line plus the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.  Effective March 8, 2012, the usage fee is one-half of one percent (1/2%) per annum. In addition, the Company is required to pay an annual loan fee of $0.1 million.  During the three and nine month periods ended September 30, 2012, the Company incurred unused line fees of $0.02 million and $0.08 million, respectively. During the three and nine month periods ended September 30, 2011, the Company incurred unused line fees of $0.04 million and $0.1 million, respectively.

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

 As of September 30, 2012, both because the Company's cash on deposit with TD Bank exceeded $6 million and the Company's outstanding balance of cash advances under the Loan and Security Agreement was $0, compliance with the Fixed Charge Coverage Ratio is not applicable. However, if this covenant did apply, the Fixed Charge Coverage Ratio measured as specified in the Loan and Security Agreement as of September 30, 2012 was (17.9) to 1. As such, the Company would fail this financial covenant and therefore would have no borrowing capability under the terms of its Loan and Security Agreement.

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

Note 10: Litigation

On April 23, 2012, a complaint was filed against the Company in U.S. District Court for the District of New Jersey on behalf of a purported class of employee examiners alleging, among other things, that the Company had failed to pay overtime compensation to certain employees as required by federal law. On May 24, 2012, a related complaint was filed against the Company in the same court alleging, among other things, that the Company similarly failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaints seek award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company believes the allegations in the cases are without merit, has filed answers in both cases denying the substantive allegations therein, and intends to defend the cases vigorously. Preliminary discovery and motion practice are being conducted in the employee case, and are expected to be scheduled in the contractor case in the near future.

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

Note 11: Income Taxes

The Company recorded tax expense of $0.01 million and $0.03 million for the three and nine month periods ended September 30, 2012, respectively. The tax expense recorded for the three and nine month periods ended September 30, 2012 reflects a state tax liability to one state. The Company recorded tax expense of $0.03 million and $0.08 million for the three and nine month periods ended September 30, 2011, respectively, reflecting certain state tax liabilities. No amounts were recorded for unrecognized tax benefits or for the payment of interest and penalties during the three and nine month periods ended September 30, 2012 and 2011. No federal or state tax benefits were recorded relating to the current year loss, as the Company continues to believe that a full valuation allowance is required on its net deferred tax assets.
In July 2008, the Company received notification from the Internal Revenue Service that it had completed its audits of the Company's tax returns for the years 2001 through 2006 with no adjustments. State income tax returns for the year 2007 and forward are subject to examination.

As of September 30, 2012, the Company has U.S. federal and state net operating loss carryforwards of approximately $96.8 million and $96.0 million, respectively. The net operating loss carryforwards, if unutilized, will expire in the years 2012 through 2031.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, risks related to customer concerns about our financial health, our liquidity, declines in our business, our competition, and our ability to successfully implement the restructure of our Portamedic operations and other cost reduction initiatives. The section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as amended, entitled “Risk Factors” and similar discussions in our other filings with the Securities and Exchange Commission (“SEC”) discuss these and other important risks that may affect our business, results of operations, cash flows and financial condition. Investors should consider these factors before deciding to make or maintain an investment in our securities. The forward-looking statements included in this Report are based on information available to us as of the date of this Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Overview

Our Company was founded in 1899. We are a publicly-traded New York corporation whose shares of common stock are listed on the NYSE MKT Stock Exchange.  Our corporate headquarters are located in Basking Ridge, New Jersey. Over the last 40 years, our business focus has been on providing health risk assessment services.  We are currently engaged in the following service lines:

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

Our Portamedic paramedical examination services accounted for 63.7% and 64.9% of revenues for the three month periods ended September 30, 2012 and 2011, respectively, and 67.2% and 68.7% of revenues for the nine month periods ended September 30, 2012 and 2011, respectively. As a provider of health risk assessment services to the insurance industry, our business is subject to seasonality, with third quarter sales typically dropping below the other quarters due to the decline in activity typically experienced by the insurance industry during the summer months.

Restructure of Portamedic Operations

In January 2011, we began a business transformation of our Portamedic service line. The first phase of the transformation consisted of our capital investment of approximately $5.0 million in new systems and technology that served as the foundation for the second phase of Portamedic's transformation, a new model for delivering paramedical exams. These new systems, now deployed, include (i) a new workflow system for our Portamedic operations, known as Partnerlink; (ii) ePortamedic.com, a new ordering and status website for insurance agents that diagnoses service requirements based on insurance company rules; (iii) a new Life Application Processing Platform that makes it easier for financial advisors and brokers to sell life insurance; (iv) the latest version of our iParamed e-Exam, which allows electronic exams to be completed even in areas with poor wireless connections; and (v) a new direct-to-examiner inventory and tracking system for laboratory testing kits.
In June 2012, we began the second phase of our Portamedic service line transformation, which includes the deployment of our new model for delivering paramedical exam services. The service model is a new optimized approach for ordering, scheduling and delivering paramedical exams in the applicant's home or office any time, anywhere in the U.S. Over 100 local administrative offices have been consolidated into 60 integrated customer service centers located across 14 Company-defined regions. These service centers are designed to take advantage of our existing call center capabilities and IT investments to enable us to provide better levels of service, which we expect will lead to improved sales of Portamedic exams. In addition, the new model for delivering exam services has enabled us to reduce our facilities footprint and reduce labor costs previously associated with performing certain administrative and management tasks in each of our over 100 offices. We expect that, on an annual basis, the changes we have implemented have reduced the Company's cost structure by approximately $8.0 million beginning in the third quarter of 2012, primarily attributable to a reduction in the number of local branch offices and the related lease expense, headcount reductions resulting from centralizing administrative functions such as imaging and billing, and reduced operating expenses, including lower shipping expenses resulting from our new direct-to-examiner inventory system.
For the three and nine months ended September 30, 2012, the Company's consolidated revenues totaled $33.7 million and $107.9 million, respectively, representing declines of 11.8% and 7.5%, respectively, from the prior year periods which were primarily attributable to the Portamedic service line. Management is monitoring the impact of the new Portamedic delivery model and believes it is too soon to determine the model's long-term impact on revenues. Nonetheless, in response to the declining revenues, subsequent to September 30, 2012, the Company has taken additional actions to reduce its costs and cash outflows, including headcount reductions and a reduction in capital expenditures and operating expenses, and is evaluating additional cash flow measures, including alternative sources of financing. The actions taken are expected to reduce or delay expenses and uses of cash during the remainder of 2012 and thereafter.

If the new Portamedic delivery model is not successful and revenues continue to decline, operating losses will continue, assets may become impaired and the Company will be required to take additional actions to further reduce or delay expenses and uses of cash. This would also reduce the Company's cash reserves and potentially require the Company to seek alternative sources of financing, including but not limited to new credit facilities and the sale of assets and service lines. There is no guarantee that the Portamedic delivery model will reverse the decline in revenues or that the Company's cost reduction actions will generate the savings necessary to offset revenues declines, operating losses and uses of cash.

In connection with our Portamedic business transformation and deployment of the new service delivery model, we recorded restructuring charges totaling $0.02 million and $2.2 million (or $0.00 and $0.03 per share on both a basic and diluted basis) for the three and nine month periods periods ended September 30, 2012, respectively. The restructuring charges consist of employee severance and branch office closure costs. The restructuring charges for the three and nine month periods ended September 30, 2012 include $0.0 million and $0.2 million (or $0.00 and $0.00 per share on both a basic and diluted basis), respectively, related to the impairment of fixed assets for the closed branch offices. For the three and nine month periods ended September 30, 2012, employee severance totaled $0.01 million and $1.2 million (or $0.00 and $0.02 per share on both a basic and diluted basis), respectively, and branch office closure costs totaled $0.01 million and $0.8 million (or $0.00 and $0.01 per share on both a basic and diluted basis), respectively.

At September 30, 2012, $0.4 million of restructuring charges are recorded in accrued expenses in the Company's consolidated balance sheet. Cash payments related to the above described restructuring charges are expected to be completed within the next twelve months, except for certain long-term branch office closure costs of $0.2 million, which are recorded in other long-term liabilities as of September 30, 2012.

These changes comprise a large-scale operational transformation designed to give Hooper Holmes the competitive advantages of faster and more accurate service delivery and lower operating costs. We believe that this restructuring and capital investment will help us better meet the needs of customers in the paramed industry for consistent service, accurate scheduling, and timely completion of exams.

Highlights for the Three and Nine Month Periods Ended September 30, 2012

The Company

Financial Results for the Three Month Period Ended September 30, 2012

For the three month period ended September 30, 2012, consolidated revenues totaled $33.7 million, a 11.8% decline from the corresponding prior year period. Our gross profit totaled $7.1 million for the three month period ended September 30, 2012 versus $9.5 million in the comparable period of the prior year. Our gross profit percentage was 21.1% for the three month period ended September 30, 2012, representing a decline from the gross profit percentage of 24.8% for the three month period ended September 30, 2011, primarily attributable to gross profit declines in our Portamedic service line. Included in the results (cost of operations) for the three month period ended September 30, 2011, is a credit of $0.6 million relating to a refund received from a supplier pertaining to improperly charged sales tax on purchased materials. Had this credit not been recorded in the three month period ended September 30, 2011, our gross profit percentage would have been 23.2%.

SG&A expenses were $9.2 million in the three month period ended September 30, 2012, a decrease of $1.8 million, or 16.3%, in comparison to the three month period ended September 30, 2011. Included in SG&A for the three month period ended September 30, 2011, is a charge of $0.2 million relating to the write-off of certain software that was under development. The Company determined that the development to date would not support the intended functionality of the Company's ordering processing applications. During the three month period ended September 30, 2012, restructuring charges totaled $0.02 million, primarily consisting of employee severance and branch office closure costs related to the restructuring of our Portamedic service line as discussed above. Results for the three month period ended September 30, 2011 included restructuring charges totaling $0.02 million, consisting primarily of severance costs.

Our operating loss from continuing operations for the three month period ended September 30, 2012 was $2.1 million compared to a $1.5 million loss for the comparable prior year period.

For the three month period ended September 30, 2012, we incurred a net loss of $2.2 million, or $0.03 per share on both a basic and diluted basis, compared to net loss of $1.3 million, or $0.02 per share on both a basic and diluted basis, for the comparable prior year period. Included in our results for the three month period ended September 30, 2011 is a $0.2 million gain in Other (expense) income, representing the reversal of a reserve previously established for interest and penalties associated with certain state unclaimed property matters.

Financial Results for the Nine Month Period Ended September 30, 2012

For the nine month period ended September 30, 2012, consolidated revenues totaled $107.9 million, a 7.5% decline from the corresponding prior year period. Our gross profit totaled $23.2 million for the nine month period ended September 30, 2012 versus $29.5 million in the comparable period of the prior year. Our gross profit percentage was 21.5% for the nine month period ended September 30, 2012, representing a decline from the gross profit percentage of 25.3% for the nine month period ended September 30, 2011. Included in the results (cost of operations) for the nine month period ended September 30, 2011, is a credit of $0.5 million relating to a refund received from a supplier pertaining to improperly charged sales tax on purchased materials. Had this credit not been recorded in the nine month period ended September 30, 2011, our gross profit percentage would have been 24.8%.

SG&A expenses were $31.7 million in the nine month period ended September 30, 2012, a decrease of $0.7 million, or 2.3%, in comparison to the nine month period ended September 30, 2011. Included in SG&A for the nine month period ended September 30, 2011, is a charge of $0.2 million relating to the write-off of certain software that was under development. The Company determined that the development to date would not support the intended functionality of the Company's ordering processing applications. During the nine month period ended September 30, 2012, restructuring charges totaled $2.2 million, primarily consisting of severance and branch closure costs related to the restructuring of our Portamedic service line as discussed above. Results for the nine month period ended September 30, 2011 included restructuring charges totaling $0.1 million, primarily consisting of severance and branch office closure costs.

Our operating loss from continuing operations for the nine month period ended September 30, 2012 was $10.7 million compared to a $3.0 million loss for the comparable prior year period.

For the nine month period ended September 30, 2012, we incurred a net loss of $10.9 million, or $0.16 per share on both a basic and diluted basis, compared to a net loss of $2.9 million, or $0.04 per share on both a basic and diluted basis, for the comparable prior year period. Included in our results for the nine month period ended September 30, 2011 is a $0.2 million gain in Other (expense) income, representing the reversal of a reserve previously established for interest and penalties associated with certain state unclaimed property matters.

For the remainder of 2012, we expect to continue improving our processes and organization structure and focusing on customer channels including brokers, direct marketers, insurance agents and health care companies. We made significant capital investments and operating improvements that have transformed the way we deliver services, improving our competitive position and lowering our cost structure, which are expected to improve our financial results in future periods.

Portamedic

In the quarter ended September 30, 2012, Portamedic revenues decreased approximately 13.3% in comparison to the prior year period. The primary driver of our revenue decline is the decrease in completed examinations in the third quarter 2012 of 12.2%, compared to the third quarter of 2011. The average revenue per paramedical examination increased 0.5% in the quarter ended September 30, 2012, compared to the prior year period. The number of completed examinations in the second and third quarters of 2012 were negatively impacted by implementation issues (resolved during the third quarter of 2012) regarding our new IT system for processing Portamedic customer orders (implementation completed in the second quarter of 2012), along with the June 2012 deployment of our new Portamedic service delivery model and the related transitional/operational issues associated with the implementation of this new model.

During the past several fiscal quarters, we have taken the following steps to increase our market share and improve top-line revenue:

•
In June 2012, we deployed our new Portamedic service delivery model. The introduction of this new program is expected to enhance our ability to provide faster and more accurate service delivery at lower operating costs. In the nine months ended September 30, 2012, we continued to make capital investments which will enable us to improve our current Portamedic service delivery model and provide greater operational performance and service quality, while reducing operating costs in our current branch office structure.

•
In June 2012, we created the position of Vice-President of Portamedic Provider Relations. This position will be dedicated to building our network of health professionals for not only our Portamedic service line, but also our Health and Wellness service line.

•
In June 2012, we reorganized our Portamedic service line into 14 regions, with a leader and customer service team assigned to each. We replaced over 100 local administrative offices with 60 integrated customer service centers strategically located across the 14 regions. Administrative functions such as imaging and billing have been centralized. In addition, every job in our Portamedic service line from senior management to customer service representative has a new position description tied to quality measures that we believe directly align with customer expectations.

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

•
We promoted and hired new field sales managers during the third quarter of 2012. We introduced new field sales and regional operations incentive compensation plans and performance measurement systems, while implementing a new Customer Relationship Management system for our sales teams.

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

•
In the second quarter of 2012, we completed the rollout of our new IT system for processing Portamedic customer orders (known as Partnerlink), which is expected to improve customer service, while lowering future operating costs. As of September 30, 2012, the total cost of the system, including implementation and training costs, totaled approximately $5.4 million of which $1.7 million was incurred in the nine month period ended September 30, 2012. During the remainder of 2012, we expect to spend an additional $0.1 million primarily for system enhancements.

We believe that the steps we are taking to improve our selling ability, and the quality and speed of our services, will enable us to reduce the rate of decline in revenue experienced in the last several years.

Heritage Labs

Heritage Labs services consist principally of performing tests of blood, urine and oral fluid specimens and the assembly and sale of kits used in the collection and transportation of such specimens to its lab facility. Heritage Labs revenues in the third quarter of 2012 was $3.1 million, a decrease of 3.2% as compared to the prior year period due to decreased revenue from both lab testing and specimen kit assembly. In the third quarter of 2012, approximately 60% of Heritage Labs revenue came from lab testing and 40% came from the sale of specimen kits.

Most of Heritage Labs revenue originates from paramedical exam companies (including Portamedic), and therefore Heritage Labs is affected by the same negative market trends affecting Portamedic. In response, Heritage Labs has taken the following steps to attempt to expand its market share and increase revenues:

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

Health & Wellness

Health & Wellness revenues in the third quarter of 2012 were $5.3 million, a decrease of $0.4 million, or 7.5%, from the prior year period. This decline in revenue is primarily attributable to an 8.1% decrease in the number of health screenings performed. In the third quarter of 2012, Health & Wellness performed approximately 102,000 health screenings, compared to 111,000 health screenings in the prior year period, partially attributable to the postponement of screening events by several sponsors from the third quarter to the fourth quarter of 2012. During the third quarter of 2012, we provided our services to 38 health management companies. We have conducted screening events in every state in the U.S. as well as the District of Columbia and Puerto Rico. To date, we have certified approximately 3,000 of the examiners in our network to be “wellness certified” examiners. Approximately 55% of these certified health professionals also perform services for our Portamedic service line.

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

We believe the market for health and wellness is likely to grow over the next three to five years, and that we are well positioned to increase revenues from our biometric screening and coaching services. Several recent milestones expected to grow revenues include:

•
We announced that Hooper Holmes had been chosen to collect biological samples for the largest government study of tobacco use ever conducted in the United States. This five year study, which is scheduled to begin in late 2012, will draw upon our strengths, including our national network of local health professionals and Heritage Labs' kit manufacturing. We were chosen for this work by Westat, a leading research and statistical survey organization.

•	In the first half of 2012, we added three new sales positions, along with new operations and account manager positions.

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

Hooper Holmes Services

Hooper Holmes Services revenues for the third quarter 2012 were $4.3 million, a decrease of 12.7% in comparison to the prior year period. Hooper Holmes Services' three main sources of revenue are Health Information Services (which includes attending physician statement, "APS", retrieval and physicians information line, "PIL"), Consumer Services and Health Risk Analytics.

APS retrieval and PIL revenues totaled $2.0 million in the third quarter of 2012, a decrease of 20.7% in comparison with the prior year period. This decrease in revenue is primarily due to a decline in the number of APS/PIL units performed during the third quarter of 2012 compared to the prior year period. Revenues from Consumer Services totaled $0.9 million in the third quarter of 2012, a decline of 10.4% as compared to the prior year period. Third quarter 2012 revenue from Health Risk Analytics (our risk management and underwriting services) increased 3.1%, as compared to the prior year period.

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

In the third quarter of 2012, the metrics which we monitored included:

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three and nine month periods ended September 30, 2012 and 2011

The table below sets forth our revenue by service line for the periods indicated.

(in thousands)	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change

Portamedic	$21,459	$24,762	(13.3)%	$72,473	$80,152	(9.6)%
Heritage Labs	3,062	3,164	(3.2)%	10,052	10,331	(2.7)%
Health & Wellness	5,280	5,710	(7.5)%	13,191	11,680	12.9%
Hooper Holmes Services	4,317	4,944	(12.7)%	13,707	15,931	(14.0)%
Subtotal	34,118	38,580		109,423	118,094
Intercompany eliminations(a)	(447)	(423)		(1,559)	(1,432)
Total	$33,671	$38,157	(11.8)%	$107,864	$116,662	(7.5)%

(a) represents intercompany sales from Heritage Labs to Portamedic

Revenues

Consolidated revenues for the three month period ended September 30, 2012 were $33.7 million, a decline of $4.5 million, or 11.8%, from the prior year period. For the nine month period ended September 30, 2012, our consolidated revenues were $107.9 million compared to $116.7 million in the corresponding period of the prior year.

Portamedic

Portamedic revenues in the third quarter of 2012 were $21.5 million, a decrease of $3.3 million, or 13.3%, compared to the prior year period. For the nine month period ended September 30, 2012, revenue decreased to $72.5 million compared to $80.2 million for the same period of the prior year, or 9.6%. The decline in Portamedic revenues reflects the net impact of:

•
a decrease in paramedical examinations performed in the third quarter of 2012 of approximately 12.2% (251,000 in the third quarter of 2012, or 3,982 per day, vs. 286,000 in the third quarter of 2011, or 4,473 per day), and in the nine month period ended September 30, 2012 of approximately 8.2% (855,000 in the nine month period ended September 30, 2012, or 4,476 per day, vs. 931,000 in the nine month period ended September 30, 2011, or 4,850 per day); and

•
an increase in average revenue per paramedical examination in the third quarter of 2012 of approximately 0.5% as compared to the third quarter of 2011 ($86.77 in the third quarter of 2012 vs. $86.37 in the third quarter of 2011), and in the nine month period ended September 30, 2012, a decrease in average revenue per paramedical examination of approximately 1.3% ($84.97 in the nine month period ended September 30, 2012 vs. $86.07 in the nine month period ended September 30, 2011).

The reduction in Portamedic revenue in the third quarter 2012 and nine months ended September 30, 2012 was due to implementation issues (resolved during the third quarter of 2012) regarding our new IT system, implemented in the second quarter of 2012, for processing Portamedic customer orders, a continued weak economy, along with the June 2012 deployment of our new Portamedic service delivery model and the related transitional/operational issues associated with the implementation of this new model . The number of Portamedic examinations declined 12.2% in the third quarter of 2012 and 8.2% in the nine months ended September 30, 2012 compared to the comparable prior year periods. In the second quarter of 2012, we deployed our new Portamedic service delivery model for delivering paramedical examinations. The new model resulted in, among other things, the closure of branch offices, headcount reductions, the elimination of both fixed and variable costs and the consolidation of certain services into centralized customer service centers. We are monitoring the impact of the new Portamedic delivery model and believe it is too soon to determine the model's long-term impact on revenues.

Heritage Labs

Heritage Labs revenues in the third quarter of 2012 were $3.1 million, a decrease of $0.1 million, or 3.2%, compared to the prior year period. For the nine month period ended September 30, 2012, revenue decreased to $10.1 million compared to $10.3 million for the same period of the prior year, or 2.7%.

During the third quarter of 2012, revenue from lab testing (approximately 60% of total Heritage Labs revenue in the third quarter of 2012) decreased 3.1% in comparison to the prior year period. For the nine month period ended September 30, 2012, revenue from lab testing decreased 2.4% in comparison to the prior year period. Heritage Labs tested 4.5% fewer specimens compared to the prior year period (107,000 in the third quarter of 2012 vs. 112,000 in the third quarter of 2011), and 5.9% fewer specimens in the first nine months of 2012 compared to the same period in 2011 (353,000 vs. 375,000). Heritage Labs average revenue per specimen tested increased in the third quarter of 2012 compared to the prior year period ($17.26 in the third quarter of 2012 vs. $16.92 in the third quarter of 2011) primarily due to increased shipping charges that are passed on to our customers. Average revenue per specimen tested increased in the first nine months of 2012 compared to the same period in 2011 ($16.92 in the nine month period ended September 30, 2012 vs. $16.31 in the nine month period ended September 30, 2011). Approximately 49% of this increase in average revenue per specimen tested was due to service price increases, and the remaining increase was the result of increased shipping costs passed on to our customers.

During the third quarter of 2012, revenue from lab kit assembly (approximately 40% of Heritage Labs revenue in the third quarter of 2012) decreased 3.5% to $1.2 million, in comparison to the prior year period. For the nine month period ended September 30, 2012, lab kit revenue decreased 3.1% to $4.1 million, in comparison to the prior year.

Approximately 65% of total specimens tested by Heritage Labs originate from a Portamedic paramedical exam or a Health & Wellness screening.

Health & Wellness

Health & Wellness revenues in the third quarter of 2012 were $5.3 million, a decrease of $0.4 million, or 7.5%, compared to the prior year period. This decline in revenue is primarily attributable to a decrease in the number of health screenings performed in the third quarter of 2012 as compared to the prior year period, partially attributable to the postponement of screening events by several sponsors from the third quarter to the fourth quarter of 2012. For the nine month periods ended September 30, 2012 and 2011, revenues totaled $13.2 million and $11.7 million, respectively. This increase in revenue is primarily attributable to the increased number of screenings performed by Health & Wellness in the nine month periods ended September 30, 2012, as compared to the prior year period.

For the three months ended September 30, 2012, health screenings performed by Health & Wellness decreased 8.1% compared to the prior year period (102,000 in the third quarter of 2012 vs. 111,000 in the third quarter of 2011), and increased 11.8% during the nine month period ended September 30, 2012 compared to the prior year period (247,000 in the nine month period ended September 30, 2012 vs. 221,000 in the nine month period ended September 30, 2011).

During the third quarter of 2012, we provided our services to 38 health management companies. To date, we have certified approximately 3,000 of the examiners in our network to be “wellness certified” examiners.

Hooper Holmes Services

Hooper Holmes Services revenues for the third quarter of 2012 were $4.3 million, a decrease of 12.7% from the prior year period. For the nine month periods ended September 30, 2012 and 2011, revenues totaled $13.7 million and $15.9 million, respectively.

Health Information Services revenue totaled $2.5 million in the third quarter of 2012, a decrease of $0.5 million, or 17.8%, compared to the prior year period, and decreased 16.6% to $7.9 million in the nine months ended September 30, 2012 as compared to the prior year period. Revenue from our APS retrieval and PIL decreased 20.7% to $2.0 million in the third quarter of 2012 as compared to the prior year period primarily due to a decrease of 21.9% in the number of APS/PIL units performed during the third quarter 2012 as compared to the prior year period. The decrease in revenue due to the decline in APS/PIL units was offset, to some extent, by a 1.6% increase in the average price per APS/PIL unit in the third quarter 2012 as compared to the prior year period. During the nine month period ended September 30, 2012, revenue from our APS retrieval and PIL totaled $6.2 million, a decrease of 19.4% in comparison to the prior year period. The decline in revenue is primarily due to a 20.8% decrease in the number of APS/PIL units performed during the nine months ended September 30, 2012. The decrease in revenue due to the decline in APS/PIL units was partially offset by a 1.8% increase in the average price per APS/PIL unit in the nine months ended September 30, 2012 as compared to the prior year period. Inspection and Motor Vehicle Report ("MVR") reporting revenue totaled $0.5 million in the third quarter of 2012, a decrease of 4.9% from the prior year period. For the nine month period ended September 30, 2012 inspection and MVR reporting revenue declined 4.5% to $1.7 million as compared to the prior year period.

Consumer Services includes our tele-underwriting/interviewing services. Revenues from Consumer Services for the third quarter of 2012 decreased 10.4% to $0.9 million as compared to the prior year period. The decrease in revenue is primarily due to a decline in the number of tele-underwriting/interviewing units completed of 13.2% as compared to the third quarter 2011.The decrease in revenue due to the decline in units was offset, to some extent, by a 3.2% increase in the average price per unit in the third quarter 2012 as compared to the prior year period. For the nine month period ended September 30, 2012, revenues decreased 14.7% to $3.0 million as compared to the prior year period. The decrease in revenue is primarily due to a decline in the number of tele-underwriting/interviewing units completed of 16.2% as compared to the prior year period. The decrease in revenue due to the decline in units was offset, to some extent, by a 1.8% increase in the average price per unit in the nine month period ended September 30, 2012 as compared to the prior year period.

Health Risk Analytics includes our risk management and underwriting services. Revenues increased 3.1% in the third quarter of 2012 to $0.9 million compared to the prior year period. For the nine month period ended September 30, 2012, revenues decreased 4.7% to $2.9 million compared to the prior year period due to a decline in revenue from one of our larger customers.

Cost of Operations

Consolidated cost of operations was $26.6 million for the third quarter of 2012, compared to $28.7 million for the prior year period. For the nine months ended September 30, 2012, cost of operations was $84.6 million compared to $87.2 million for the nine months ended September 30, 2011. The following table shows cost of operations as a percentage of revenues for the corresponding service lines.

(in thousands)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012	As a % of Revenues	2011	As a % of Revenues	2012	As a % of Revenues	2011	As a % of Revenues
Portamedic/Health & Wellness	$21,585	80.7%	$22,981	75.4%	$68,680	80.2%	$69,465	75.6%
Heritage Labs	2,015	65.8%	2,124	67.1%	6,624	65.9%	6,883	66.6%
Hooper Holmes Services	3,403	78.8%	4,002	80.9%	10,874	79.3%	12,244	76.9%
Subtotal	27,003		29,107		86,178		88,592
Intercompany eliminations (a)	(447)		(422)		(1,532)		(1,435)
Total	$26,556	78.9%	$28,685	75.2%	$84,646	78.5%	$87,157	74.7%

(a) represents intercompany cost of operations pertaining to sales from Heritage Labs to Portamedic

Consolidated cost of operations as a percentage of revenues increased to 78.9% and 78.5% for the three and nine month periods ended September 30, 2012, respectively, compared to the prior year periods.

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

Portamedic costs of operations was also impacted by the investments we made in this service line during 2011 and 2012, largely our investment in the deployment and operating costs related to our new workflow system (known as "Partnerlink"), our new ordering and status website and an updated version of our iParamed e-Exam. Additionally, Portamedic cost of operations was impacted by increased health professional fees due to the Company's efforts to attract and retain quality health professionals. Cost of operations for Portamedic for the three and nine month periods ended September 30, 2011, includes a credit of $0.6 million and $0.5 million, respectively, relating to a refund received from a supplier pertaining to improperly charged sales tax on purchased materials.

Heritage Labs cost of operations decreased as a percentage of revenues to 65.8% for the three months ended September 30, 2012 as compared to the prior year period. This decrease is primarily due to product mix associated with our lab kit assembly service line and lower shipping costs.

Hooper Holmes Services cost of operations decreased as a percentage of revenues to 78.8% for the three month period ended September 30, 2012, compared to the prior year period. This decrease is primarily attributable to cost reduction initiatives completed earlier in 2012.

Selling, General and Administrative Expenses

(in thousands)	For the Three Months Ended September 30,		Decrease	For the Nine Months Ended September 30,		Decrease
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Selling, general and administrative expenses	$9,212	$11,002	$(1,790)	$31,698	$32,438	$(740)

Consolidated SG&A expenses for the three month period ended September 30, 2012 decreased $1.8 million compared to the prior year period. The decrease is primarily attributable to decreases of:

•	Incentive compensation expense totaling $0.7 million;

•	IT costs associated with operating our old Portamedic customer ordering system and reduced depreciation expense totaling $0.6 million;

•	Portamedic regional and administrative salaries and related expenses totaling $0.3 million;

•	Write-off of certain order processing application software totaling $0.2 million completed in the third quarter of 2011;

•	Executive salaries and recruiting costs totaling $0.2 million;

•	Sales salaries totaling $0.2 million;

•	Legal fees and reduced intangible amortization expense totaling $0.2 million; and

•	Workers Compensation and other employee benefit costs totaling $0.1 million.

These decreases in SG&A were partially offset by increases of:

•	Depreciation expense associated with our new Portamedic order processing system (known as "Partnerlink") totaling $0.3 million;

•	Salaries associated with the expansion of our Strategic Development Department totaling $0.2 million; and

•	Administrative sales salaries and expenses associated with our Health & Wellness service line totaling $0.2 million.

Consolidated SG&A expenses for the nine month period ended September 30, 2012 decreased $0.7 million compared to the prior year period. This decrease is primarily attributable to decreases of:

•	Incentive compensation expense totaling $1.1 million;

•	IT costs associated with operating our old Portamedic customer ordering system and reduced depreciation expense totaling $1.0 million;

•	Portamedic regional and administrative salaries and related expenses totaling $0.4 million;

•	Write-off of certain order processing application software totaling $0.2 million;

•	Executive salaries and recruiting costs totaling $0.5 million;

•	Sales salaries and expenses totaling $0.1 million; and

•	Legal costs, general insurance and reduced intangible amortization expense totaling $0.4 million.

These decreases in SG&A were offset by increases of:

•	IT salaries, implementation and training costs and maintenance costs for our new Portamedic order processing system totaling $1.1 million;

•	Depreciation expense associated with our new Portamedic order processing system totaling $0.7 million;

•	Salaries associated with the expansion of our Strategic Development Department totaling $0.5 million;

•	Administrative sales salaries and expenses associated with our Health & Wellness service line totaling $0.3 million; and

•	Health insurance costs and workers compensation costs totaling $0.3 million.

Restructuring

For the three and nine month periods ended September 30, 2012, we recorded restructuring charges of $0.02 million and $2.2 million, respectively. These charges were primarily associated with our Portamedic service line as discussed in the above section "Restructure of Portamedic Operations". Restructuring charges for the three and nine month periods ended September 30, 2011 were $0.02 million and $0.1 million, respectively, and consisted primarily of severance and branch office closure costs.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the three month period ended September 30, 2012 was $2.1 million, or 6.3% of consolidated revenues, compared to a consolidated operating loss from continuing operations for the three month period ended September 30, 2011 of $1.5 million, or 4.1% of consolidated revenues. For the nine month period ended September 30, 2012, our consolidated operating loss from continuing operations was $10.7 million, or 9.9% of consolidated revenues, compared to a consolidated operating loss from continuing operations for the nine month period ended September 30, 2011 of $3.0 million, or 2.6% of consolidated revenues.

Other (Expense) Income

Interest income for the three month period ended September 30, 2012 was $0.01 million compared to $0.02 million for the prior year period. For the nine month period ended September 30, 2012, interest income was $0.02 million compared to $0.05 million for the prior year period. The decrease for the three and and nine month periods ended September 30, 2012 is primarily due to lower cash balances.

Other (expense) income, net for the three and nine months ended September 30, 2012 was an expense of $0.1 million and $0.2 million, respectively, and consisted primarily of bank credit facility fees. For the three and nine month periods ended September 30, 2011 other (expense) income, net was a net gain of $0.2 million and $0.1 million, respectively, and also consisted primarily of bank credit facility fees, offset by a credit of $0.3 million primarily related to the reversal of accrued interest and penalties resulting from entering into voluntary compliance agreements with 12 states relating to unclaimed property.

Income Taxes

We recorded a net tax expense of $0.01 million and $0.03 million for the three and nine month periods ended September 30, 2012, respectively. For the three and nine month periods ended September 30, 2011, we recorded a net tax expense of $0.03 million and $0.08 million, respectively. These 2012 and 2011 charges reflect certain state tax liabilities. No federal or state tax benefits were recorded relating to the current or prior year loss, as we continue to believe that a full valuation allowance is required on our net deferred tax assets.

Loss from Continuing Operations

Loss from continuing operations for the three month period ended September 30, 2012 was $2.2 million, or $0.03 per share on both a basic and diluted basis, compared to a loss of $1.3 million, or $0.02 per share on both a basic and diluted basis, in the same period of the prior year. Loss from continuing operations for the nine month period ended September 30, 2012 was $10.9 million, or $0.16 per share on both a basic and diluted basis, compared to a loss of $3.0 million, or $0.04 per share on both a basic and diluted basis, in the same period of the prior year.

Discontinued Operations

In June 2008, we sold substantially all of the assets and liabilities of our Claims Evaluation Division (“CED”) operating segment. In connection with the sale of the CED, we were released as the primary obligor for certain lease obligations acquired but remain secondarily liable in the event the buyer defaults. In the second quarter of 2012, we reduced the reserve for this liability by $0.07 million. The corresponding gain is reported in the accompanying consolidated statement of operations in discontinued operations for the nine months ended September 30, 2012. At September 30, 2012, we maintained a liability of $0.1 million for this lease obligation. The guarantee is provided for the term of the lease, which expires in July 2015. As of September 30, 2012, the maximum potential amount of future payments under the guarantee is $0.3 million.

Liquidity and Capital Resources

As of September 30, 2012, our primary sources of liquidity are our holdings of cash and cash equivalents, and our revolving line of credit, if borrowing capability is available based on compliance with financial covenants. At September 30, 2012 and December 31, 2011, our working capital was $17.9 million and $28.3 million, respectively. Our current ratio as of September 30, 2012 and December 31, 2011 was 2.4 to 1 and 3.5 to 1, respectively. Significant uses affecting our cash flows for the nine month period ended September 30, 2012 include:

•
a net loss of $10.9 million, including non-cash charges of $3.1 million in depreciation and amortization expense, $0.5 million in share-based compensation expense, and a loss on disposal and impairment of fixed assets of $0.2 million;

•	capital expenditures of $3.3 million;

•	an increase in inventory of $0.5 million; and

•	an increase in accounts receivable of $0.2 million.

These uses of cash were partially offset by:

•	a combined net increase in accounts payable, accrued expense and other long-term liabilities (including restructuring payments related to employee severance of $1.1 million) of $1.4 million; and

•	a decrease in other assets of $1.2 million.

Loan and Security Agreement

We have a loan and security agreement (the “Loan and Security Agreement”) with TD Bank, N.A. (“TD Bank”) which expires on March 8, 2013. We are currently exploring future funding alternatives and options in anticipation of the expiration of the Loan and Security Agreement. There can be no assurance that we will be able to obtain such funding or, if funding were available, that it would be on terms acceptable to us.

The Loan and Security Agreement provides for revolving credit loans to us in an aggregate principal amount at any one time outstanding which, when combined with the aggregate undrawn amount of all unexpired letters of credit, does not exceed 85% of “Eligible Receivables” (as that term is defined in the Loan and Security Agreement), provided that in no event can the aggregate amount of the revolving credit loans and letters of credit outstanding at any time exceed $15 million.  The maximum aggregate face amount of letters of credit that may be outstanding at any time may not exceed $1.5 million. As of September 30, 2012, we had a $0.1 million TD VISA credit card account which reduces our borrowing capacity. As of September 30, 2012, our borrowing capacity under the revolving line of credit totaled $14.2 million and there were no outstanding borrowings.

Borrowings of revolving credit loans shall take the form of LIBOR rate advances with the applicable interest rate being the LIBOR rate, plus 3.5% per annum.

Through March 7, 2012, we were obligated to pay, on a monthly basis in arrears, an unused line fee (usage fee) equal to 1% per annum on the difference between $15 million and the average daily outstanding principal balance of cash advances under the revolving credit line plus the average daily aggregate undrawn portion of all outstanding letters of credit for the preceding month.  Effective March 8, 2012, the usage fee is one-half of one percent (1/2%) per annum. In addition, we are required to pay an annual loan fee of $0.1 million.  During the three and nine month periods ended September 30, 2012, we incurred unused line fees of $0.02 million and $0.08 million, respectively. During the three and nine month periods ended September 30, 2011, we incurred unused line fees of $0.04 million and $0.1 million, respectively.

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

We are obligated to maintain a Fixed Charge Coverage Ratio on a rolling 12 month basis of not less than 1.1 to 1.0 as of any fiscal quarter ending after September 30, 2011 if, for any one or more day(s) following any such fiscal quarter end, (a) the outstanding balance of cash advances under the Loan and Security Agreement is greater than $0 and (b) the amount of our cash on deposit with TD Bank is less than $6 million.

 As of September 30, 2012, both because our cash on deposit with TD Bank exceeded $6 million and our outstanding balance of cash advances under the Loan and Security Agreement was $0, compliance with the Fixed Charge Coverage Ratio is not applicable. However, if this covenant did apply, the Fixed Charge Coverage Ratio measured as specified in the Loan and Security Agreement as of September 30, 2012 was (17.9) to 1. As such, we would fail this financial covenant and therefore would have no borrowing capability under the terms of our Loan and Security Agreement.

Our failure or that of any subsidiary guarantor to comply with any of the covenants or the breach of any of our or their representations and warranties, contained in the Loan and Security Agreement, constitutes an Event of Default under the agreement.  In addition, the Loan and Security Agreement provides that “Events of Default” include the occurrence or failure of any event or condition that, in TD Bank’s sole judgment, could have a material adverse effect (i) on our business, operations, assets, management, liabilities or our condition, (ii) in the value of or the perfection or priority of TD Bank’s lien upon the Collateral, or (iii) on our ability and our subsidiary guarantors to perform under the Loan and Security Agreement.

In June 2012, we restructured our Portamedic service line, which included the deployment of a new model for delivering paramedical exam services. The restructure resulted in, among other things, the closure of branch offices, headcount reductions, the elimination of both fixed and variable costs and the consolidation of certain services into centralized customer service centers. For the three and nine months ended September 30, 2012, our consolidated revenues totaled $33.7 million and $107.9 million, respectively, representing declines of 11.8% and 7.5%, respectively, from the prior year periods which were primarily attributable to the Portamedic service line.  We are monitoring the impact of the new Portamedic delivery model and believe it is too soon to determine the model's long-term impact on revenues. Nonetheless, in response to the declining revenues, subsequent to September 30, 2012, we have taken additional actions to reduce our costs and cash outflows, including headcount reductions and a reduction in capital expenditures and operating expenses, and we are evaluating additional cash flow measures, including alternative sources of financing.  The actions taken are expected to reduce or delay expenses and uses of cash during the remainder of 2012 and thereafter.

If the new Portamedic delivery model is not successful and revenues continue to decline, operating losses will continue, assets may become impaired and we will be required to take additional actions to further reduce or delay expenses and uses of cash. This would also reduce our cash reserves and potentially require us to seek alternative sources of financing, including but limited to new credit facilities and the sale of assets and service lines. There is no guarantee that the Portamedic delivery model will reverse the decline in revenues or that our cost reduction actions will generate the savings necessary to offset revenue declines, operating losses and uses of cash.

If we are unsuccessful in reducing and reversing past revenue declines and cost reduction initiatives cannot be implemented to offset revenue declines, these factors would adversely affect our liquidity and we may be required to obtain additional sources of liquidity in order to meet our obligations through at least September 30, 2013. Such sources of liquidity may not be available at terms acceptable to us.

Cash Flows from Operating Activities

For the nine month period ended September 30, 2012, net cash used in operating activities of continuing operations was $5.1 million, compared to net cash provided by operating activities of continuing operations of $0.2 million in the prior year period.

The net cash used in operating activities of continuing operations for the nine month period ended September 30, 2012 of $5.1 million reflects a net loss of $10.9 million and non-cash charges of $3.1 million of depreciation and amortization, $0.5 million of share-based compensation expense, and a loss on disposal and impairment of fixed assets of $0.2 million. Changes in working capital included:

•
an increase in accounts receivable of $0.2 million. Our consolidated days sales outstanding (“DSO”), measured on a rolling 90-day basis, was 49.5 days at September 30, 2012, compared to 40.5 days at December 31, 2011 and 47.3 days at September 30, 2011. Historically, our accounts receivable balances and our DSO are at their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out. Historically, we experience an increase in DSO in the first quarter of each year, in comparison to the prior year-end and we experience a decrease in the second quarter of each year compared to the first quarter of the same year. Our third quarter 2012 DSO is consistent with historical trends as it increased in comparison to the second quarter of 2012. As has historically been the case, we believe our DSO will again be at its lowest point of the year by December 2012. Our consolidated allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $0.02 million since December 31, 2011, resulting from net write-offs;

•	a combined net increase in accounts payable, accrued expenses and other long-term liabilities of $1.4 million;

•	an increase in inventories of $0.5 million; and

•	a decrease in other assets of $1.2 million.

The net cash provided by operating activities of continuing operations for the nine month period ended September 30, 2011 of $0.2 million reflects a loss of $3.0 million from continuing operations, including non-cash charges of $2.7 million of depreciation and amortization, $0.5 million of share-based compensation expense, and the write-off of software under development of $0.2 million. Changes in working also capital included:

•
an increase in accounts receivable of $0.7 million. Our consolidated DSO, measured on a rolling 90-day basis, was 47.3 days at September 30, 2011, compared to 40.4 days at December 31, 2010 and 48.0 days at September 30, 2010. Our consolidated allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $0.3 million since December 31, 2010, of which $0.05 million and $0.1 million was credited to revenue during the three and nine month periods September 30, 2011, respectively;

•	a combined net increase in accounts payable, accrued expenses and other long-term liabilities of $0.6 million;

•	an increase in inventories of $0.5 million; and

•	a decrease in other assets of $0.4 million.

Cash Flows used in Investing Activities

For the nine month period ended September 30, 2012, we used $3.3 million in net cash for investing activities of continuing operations primarily for capital expenditures primarily related to the development of an IT system for processing customer orders, our new inventory management system and new Heritage Lab specimen analyzing equipment. For the nine month period ended September 30, 2011, we used $3.3 million in net cash for investing activities of continuing operations primarily for capital expenditures primarily related to the development of our new IT system for processing customer orders, new inventory management system and new iParamed technology platform.

Cash Flows used in Financing Activities

The net cash used in financing activities of continuing operations for the nine month periods ended September 30, 2012 and 2011 of $0.3 million and $0.3 million, respectively, represents costs associated with our Loan and Security Agreement with TD Bank and a reduction in capital lease obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchases

We did not purchase any shares of our common stock during the nine month periods ended September 30, 2012 and 2011.

Dividends

No dividends were paid during the nine month periods ended September 30, 2012 and 2011. We are restricted from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of the Loan and Security Agreement with TD Bank.

Contractual Obligations

As of September 30, 2012, there have been no material changes in contractual obligations as disclosed in Item 7 to our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2011, under the caption “Contractual Obligations”.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There were no changes to our critical accounting policies during the nine month period ended September 30, 2012. Such policies are described in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2011.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 8 to the unaudited interim consolidated financial statements and Item 2 of Part I included in this Report. Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations. Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings. As of September 30, 2012, there were no borrowings outstanding.

As of September 30, 2012, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1	Legal Proceedings

On April 23, 2012, a complaint was filed against the Company in U.S. District Court for the District of New Jersey on behalf of a purported class of employee examiners alleging, among other things, that the Company had failed to pay overtime compensation to certain employees as required by federal law. On May 24, 2012, a related complaint was filed against the Company in the same court alleging, among other things, that the Company similarly failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaints seek award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company believes the allegations in the cases are without merit, has filed answers in both cases denying the substantive allegations therein, and intends to defend the cases vigorously. Preliminary discovery and motion practice are being conducted in the employee case, and are expected to be scheduled in the contractor case in the near future.

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

Readers should carefully consider, in connection with the other information in this Report, the risk factors disclosed in Item 1A. “Risk Factors” in our 2011 Annual Report on Form 10-K, as amended. There are no material changes to such risk factors.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales or repurchases of equity securities during the fiscal quarter ended September 30, 2012.

ITEM 3	Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2012.

ITEM 4	Mine Safety Disclosure

Not applicable.

ITEM 5	Other Information

None

ITEM 6	Exhibits

Exhibit No.	Description of Exhibit

10.1
Fourth Amendment and Modification to Loan and Security Agreement, dated September 10, 2012 [incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated September 13, 2012].

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

Dated: November 16, 2012

By: /s/ Ransom J. Parker
Ransom J. Parker
Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Michael J. Shea
Michael J. Shea
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)