Form 10-K
period 2012-12-31
HOOPER HOLMES INC
filed 2013-04-01
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012

Commission file number: 001-09972

HOOPER HOLMES, INC.
(Exact name of Registrant as specified in its charter)

New York	22-1659359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 Mt. Airy Road
Basking Ridge, NJ	07920
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 766-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($.04 par value per share)	NYSE MKT

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
Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates of the Registrant (63,789,417), based on the closing price of these shares on June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) on the NYSE MKT, was $38,273,650.

The number of shares outstanding of the Registrant’s common stock as of February 28, 2013 was 69,835,387.

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant’s proxy statement for the Registrant’s Annual Meeting of Shareholders to be held on May 29, 2013 to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2012.

FORM 10K

PART 1

In this Report, the terms “Hooper Holmes,” “Company,” “we,” “us” and “our” refer to Hooper Holmes, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Report") contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, but not limited to, statements about our plans, strategies and prospects. When used in this Report, the words “expects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margins, operating and net profits/losses, our new IT systems, our new Portamedic delivery model and changes in certain service line offerings.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, risks related to customer concerns about our financial health, our liquidity and ability to comply with financial covenants in our Loan and Security Agreement, declines in our business, our competition, and our ability to successfully implement our new Portamedic delivery model and its related impact on revenue, along with other cost reduction initiatives, as well as risks discussed in Item 1A - Risk Factors, below. Investors should consider these factors before deciding to make or maintain an investment in our securities. The forward-looking statements included in this Report are based on information available to us as of the date of this Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

ITEM 1	Business

Overview

Our Company was founded in 1899. We are a publicly-traded New York corporation whose shares of common stock are listed on the NYSE MKT.  Our corporate headquarters are located in Basking Ridge, New Jersey. Over the last 40 years, our business focus has been on providing health risk assessment services.  We are currently engaged in the following service lines:

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

The table below provides a breakdown of our revenues by service line for each of the three most recently completed fiscal years.

	For the Years Ended December 31,
(in thousands)	2012	% of Total	2011	% of Total	2010	% of Total
Portamedic	$95,815	65.5%	$106,626	67.7%	$118,555	71.3%
Heritage Labs	13,153	9.0%	13,663	8.7%	13,682	8.2%
Health & Wellness	21,349	14.6%	18,441	11.7%	14,343	8.6%
Hooper Holmes Services	18,065	12.4%	20,735	13.2%	21,859	13.1%
Subtotal	148,382		159,465		168,439
Intercompany eliminations (a)	(2,127)	(1.5)%	(1,976)	(1.3)%	(2,069)	(1.2)%
Total	$146,255		$157,489		$166,370

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

When our customers require a medical examination beyond the capacity of our health professionals, we contract with physicians who are licensed and in good standing and practice in a specialty specified by the customer.  Insurance companies have different guidelines for determining when a more specialized medical examination is required and the scope of such examination.  The likelihood that an insurance company will require a more specialized examination of an applicant is primarily influenced by the applicant’s age and the amount of insurance coverage he or she is seeking.  In general, insurance companies insist upon more stringent underwriting standards as the age of the applicant and amount of coverage increase.

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

•
Full Underwriting: We assess health and lifestyle data associated with a prospective insured and then make an evaluation about insurability and appropriate rate class to be used by the insurance carrier consistent with its product pricing, risk tolerances and reinsurance agreements.

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

Market Conditions and Strategic Initiatives

Our operating results for the past several years (discussed more fully in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report) reflect both the challenging market conditions we have experienced in our business and the challenges of making needed improvements in our systems and delivery of Portamedic services.

Portamedic

The number of examinations completed by Portamedic in 2012 was negatively impacted by a continuing weak economy, loss of market share and a reduction in life insurance applications requiring a paramedical exam, which we have continued to experience over the past few years. The number of examinations completed by Portamedic in 2012 was also negatively impacted by implementation issues regarding our new IT system for processing Portamedic customer orders, along with the June 2012 deployment of our new Portamedic service delivery model and the related transitional/operational issues associated with the implementation of this new model. The implementation of our new IT system for processing Portamedic customer orders was completed in the second quarter of 2012, and the implementation issues were resolved during the third quarter of 2012. Although the new Portamedic delivery model resulted in a lower cost structure (branch office closures and centralized services), given the complexity of the new delivery model, we are continuing to address certain sales and operational issues related to the new model in an effort to reduce the decline in sales and improve future sales. Further optimization of our delivery model is expected in 2013.

We believe that the market for Portamedic's services continues to offer attractive opportunities to a company that can provide its services efficiently and distinguish itself from its competitors. In 2012, we continued with a series of initiatives which, when completed, are expected to reduce the decline and ultimately increase orders for Portamedic services from insurance agents, gain new insurance carrier and broker customers, and regain market share from our competitors:

•
We deployed our new Portamedic service delivery model. The introduction of this new program is expected to enable us to expand and improve our current service delivery model and provide greater operational performance and service quality, while reducing operating costs in our current branch office structure.

•
We added a new Vice-President of Portamedic Provider Relations. This position is dedicated to building our network of health professionals for both our Portamedic service line, and our Health and Wellness service line.

•
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

•	We established a team of 14 Health Professional Managers to recruit, educate and mentor our national health professional network.

•
We entered into an agreement to become RSA Medical's exclusive, national provider of paramedical exams outside of RSA Medical's home state of Illinois. RSA Medical is a leading provider of medical assessment and medical management for patients interacting with the life and health insurance companies. The agreement gives Hooper Holmes access outside of Illinois to RSA Medical's nationwide examiner network, MedLink, to augment Hooper Holmes' own network of local health professionals nationwide. As part of the agreement, and to support RSA Medical's exam business in Illinois, Hooper Holmes will be able to use RSA Medical's health professionals to complete exams in Illinois, will provide laboratory testing kits to RSA Medical and will perform billing services to life insurance companies at the request of RSA Medical when it is appropriate. Hooper Holmes will also train and equip RSA Medical's examiners to use Hooper Holmes' iParamed e-Exam for eligible RSA Medical customers.

•
We are working with our customers to better understand their business needs thus enabling us to provide solutions. For example, we initiated special tracking, measurement and reporting of service quality for one of our larger customers which resulted in Portamedic providing additional services to this customer. We completed a consultative service study with another of our larger customers which resulted in new vendor management services provided by Portamedic which includes overseeing all of this customers, paramedical service vendors. We integrated our on-line scheduling tool into the call center operations of another of our larger customers, as well as the operations of a new customer.

•
We entered into an agreement with a national insurance brokerage firm to provide efficient data acquisition and processing solutions. Using the full breadth of our service capabilities, we expect to improve this brokerage's insurance e-application process.

•
We promoted and hired new field sales managers during 2012. We introduced new field sales and regional operations incentive compensation plans and performance measurement systems, while implementing a new Customer Relationship Management system for our sales teams.

•	We launched a new Portamedic web portal to make it easier for customers to order our services.

•	We implemented a new warehouse management and inventory control system to reduce costs and improve efficiencies in distributing lab kits to our health professionals.

•
We expanded our iParamed e-Exam platform, deploying over 1,000 iParamed-equipped netbooks to health professionals in all 50 states and the District of Columbia. We are working with potential new customers to better understand their business needs in order to adapt our iParamed e-Exam platform for use by these life insurance carriers. In 2013, our goal is to provide this service to five additional life insurance carriers.

•
We continue to promote the integrated services provided by Hooper Holmes. We have reached an agreement for these integrated services with a new larger customer that we expect will generate revenue between $1 million and $2 million in 2013.

•	We completed the rollout of our new IT system for processing Portamedic customer orders (known as Partnerlink), which is expected to improve customer service, while lowering future operating costs.

•	We installed our Portamedic ordering platform into two large call centers operated by the direct sales organization of one of our larger life insurance carrier customers.

We believe that the steps we have taken to improve our selling ability, and the quality and speed of our services, will enable us to reduce the rate of decline in revenue experienced in the last several years.  However, there is no guarantee that the Portamedic delivery model, or these other initiatives, will reverse the decline in revenues or that our cost reduction actions will generate the savings necessary to offset revenue declines, operating losses and uses of cash.

Heritage Labs

Because 65% of the total volume of specimens tested by Heritage Labs originate from a Portamedic paramedical exam or Health & Wellness screening, Heritage Labs is affected by the same market conditions as Portamedic, noted earlier.

Heritage Labs continues to focus on data modeling to gain a better understanding of the true mortality consequences of the laboratory tests that we provide to the insurance industry. Our objective is to assist our clients in their ability to develop new insurance products and establish more accurate premium rating or pricing techniques using the lab mortality data that we have developed. We have developed risk scores to help our insurance clients better understand the mortality implications between and among interactions of multiple tests related to specific disease states. We believe that the mortality data we are providing are unique and more complex than the data being provided by our competitors. We believe we will be able to leverage the value of the data we supply to gain new business opportunities.

Heritage Labs continues to market its kit assembly products and services. Heritage Labs also assembles collection kits used in paramedical exams and by a variety of independent customers.

Health & Wellness

The health and care management industry continues to grow. Our Health & Wellness service line supports health and care management companies including health plans, disease management organizations, reward administrators, third party administrators, brokers and wellness companies, who generally focus on employers as their customers in providing total population health management services. According to the Aon Hewitt 2011 Health Care Survey, the top five healthcare outcomes identified by employers are all related to improving health, lowering cost, lowering participant health risks, increasing awareness, and improving participation in disease management programs. Barriers identified with achieving these goals include motivating participants to change, reluctance to change, and unpredictability of cost, followed by government regulations and managing the health of an aging workforce. Through our risk assessment and risk management services, we help these companies identify and stratify risk of individuals for enrollment in care management programs, tailor and personalize interventions, promote positive lifestyle behavior changes, and measure and reward risk reduction.

During 2012, Health & Wellness successfully developed and introduced new products and services. We began reengineering operations to continuously improve service quality and support future growth. New technology capabilities were added to support future growth from government markets.

•
We completed technology integration, staffing and training, and developed new standard operating procedures required to serve Westat, Inc. in support of the largest government study of tobacco use ever conducted in the United States, a landmark collaboration between the National Institute of Health and the U.S. Food and Drug Administration.

•	We achieved compliance with certain levels of the Federal Information Security Management Act of 2002 ("FISMA"), to support future Government contracts.

•	We developed and launched myCheck-In, a new feature designed to engineer, manage and track the on-time performance of group health screenings.

•	We began work to reengineer our operations team in Olathe, Kansas to improve service quality, and developed a new VoIP phone system.

•	We introduced venipuncture engagement counseling, a new service expected to meet with increased customer acceptance in 2013.

•	We expanded our new business sales team, increasing our pipeline of new business opportunities to support growth in 2013.

•	We added a new service for screening remote individuals or small groups by accessing physician records.

Hooper Holmes Services

Competitive pressures in the insurance industry are pushing insurance carriers to examine their operating models and services that they provide in-house. Many carriers are deciding to outsource processes completed in the underwriting process in an effort to reduce costs. Hooper Holmes Services continues to market services which address these carriers needs, including tele-underwriting services, medical record retrieval services and outsourced underwriting services used by carriers in their underwriting decisions and risk assessments.

Loan and Security Agreement

As of December 31, 2012, we maintained a loan and security agreement (the "2009 Loan and Security Agreement") with TD Bank, N.A. ("TD Bank"), which was scheduled to expire on March 8, 2013. On February 28, 2013, in conjunction with entering into a new three year Loan and Security Agreement (the "2013 Loan and Security Agreement") with Keltic Financial Partners II, LP ("Keltic Financial"), we terminated the 2009 Loan and Security Agreement with TD Bank. The 2013 Loan and Security Agreement provides us with a revolving credit facility in an aggregate principal amount at any one time outstanding which does not exceed 85% of "Eligible Receivables" (as defined in the 2013 Loan and Security Agreement), provided that in no event can the aggregate amount of the revolving credit loans at any time exceed $10 million. We may also request a revolving credit limit increase, not to exceed $5 million, subject to certain terms and conditions and at the sole discretion of Keltic Financial.

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

Sales and marketing milestones in our Health & Wellness business include:

•
We completed technology integration, staffing and training, and developed new standard operating procedures required to serve Westat, Inc. in support of the largest government study of tobacco use ever conducted in the United States, a landmark collaboration between the National Institutes of Health and the U.S. Food and Drug Administration.

•
During 2012, we added three new sales positions, along with new operations and account manager positions. In order to increase our pipeline of new business opportunities to support growth in 2013, we expanded our new business sales team.

We believe that we are well-positioned to capture a significant share of the health and care management market given our Company’s unique set of assets, including Heritage Labs, our proprietary Health & Wellness IT system, and our network of certified health professionals.   However, the success of Health & Wellness will also depend in part upon the success of our sponsors and their health and care management initiatives to employers.

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

•
In 2012, we launched a new web site, integrated with our back end operations, to make it easier for Portamedic customers to enter orders and track order status. We believe that this web site will increase customer satisfaction, and will eventually be extended to facilitate the ordering and status of all of our risk assessment services.

•
We completed the rollout of our new IT system for processing Portamedic customer orders (known as Partnerlink), which is expected to improve customer service, while lowering future operating costs. As of December 31, 2012, the total cost of the system, including implementation and training costs, totaled approximately $5.5 million of which $1.8 million was incurred in 2012. During 2012, triggered by Portamedic's revenue declines, we performed an impairment test and we recorded impairment charges of $4.9 million related to Partnerlink and other Portamedic assets. While these impairment charges include the impairment of Partnerlink, Partnerlink is an essential part of our Portamedic strategy and we expect it will continue to be utilized by Portamedic in the foreseeable future.

•
In 2012, we successfully completed our annual SOC II engagement (formerly SAS 70 Type II), a third-party review of our IT processes and procedures for handling customer data. We believe this review gives customers confidence in our information controls, information security and technology management processes.

•
In 2012, we expanded our iParamed offering with a new technology designed to improve underwriting accuracy and that requires only "one touch" with the applicant. The iParamed platform delivers a complete, digital case file for any life insurance applicant, sending structured data into our customers' underwriting or workflow systems. We believe iParamed will help our customers place more business faster, and has the potential to significantly reduce our customers' total cost of underwriting. We expanded our iParamed e-Exam platform, deploying over 1,000 iParamed-equipped netbooks to health professionals in all 50 states and the District of Columbia. We are working with potential new customers to better understand their business needs in order to adapt our iParamed e-Exam platform for use by these life insurance carriers. In 2013, our goal is to provide this service to five additional life insurance carriers.

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

Health & Wellness

Our Health & Wellness service line markets mostly to health and care management companies, which in turn serve large employers. We believe this customer focus is a competitive advantage, as it minimizes our marketing costs and positions us to screen large populations. We believe our additional competitive advantages include our:

•	complete ownership of every phase of the wellness screening process, including an internal lab testing capability through Heritage Labs;

•	ability to screen both individuals and groups of all sizes;

•	ability to conduct screenings via venipuncture, fingerstick or self-collection blood draws;

•	ability to conduct screenings in every major jurisdiction in the United States;

•	fulfillment capability based in part on our access to collection kits assembled by Heritage Labs; and

•	wellness health professionals certification process, an online training program.

Our Health & Wellness service line needs to continually refine and enhance its value proposition to maintain its advantage and capitalize on the evolving nature of the wellness market.

Hooper Holmes Services

Hooper Holmes Services competes with a number of companies that offer services and products similar to ours. They range from small local service providers to companies with a national presence. When competing for market share, we believe we are the only provider that offers full underwriting, simplified underwriting, and impaired risk services, in addition to medical record retrieval, inspections, and telephone application and interview services.

Hooper Holmes Services maintains a qualified workforce made up of approximately 34 underwriters and two physicians.  We also employ nurses, health care professionals and individuals with experience in the life and health insurance industry. We believe that we have a competitive advantage in our targeted market due to the experienced underwriting staff which we employ and the current scarcity of qualified insurance underwriters.

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

Employees

We employ approximately 1,510 persons in our Company, of whom approximately 745 are full time employees. Approximately 80 employees are located in our corporate headquarters in Basking Ridge, New Jersey.

General Information

Hooper Holmes, Inc. is a New York corporation.  Our principal executive offices are located at 170 Mt. Airy Road, Basking Ridge, New Jersey 07920.  Our telephone number is (908) 766-5000.  Our website address is www.hooperholmes.com.  We have included our website address as an inactive textual reference only.  The information on our website is not incorporated by reference into this Report.

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

You should carefully consider all the information included in this Report, particularly the following risk factors, before deciding to invest in our shares of common stock.  The risk factors set forth below are not the only risks we face.  Additional risks not presently known to or understood by us may also negatively affect our business, financial condition, results of operations or cash flows.

Continued reduction in cash flow from operations in 2013 may limit our ability to make the desired level of investment in our businesses and may lead to liquidity issues.

While we do not believe we are facing any immediate or near-term liquidity issues in light of our current cash position and available borrowing under our 2013 Loan and Security Agreement, we experienced revenue declines in 2012 and recent prior years. Although we are taking steps to address and correct the primary causes of the revenue decline, especially in Portamedic, it is likely that the decline will continue in 2013. We used approximately $4.2 million of cash from continuing operations in 2012.  If we continue to experience decline in our consolidated revenues as we have experienced for the past several years or we are unable to maintain our current collection results, it could become difficult to adequately make needed investments in our businesses, or comply with our debt covenants and maintain borrowing capacity under our 2013 Loan and Security Agreement.

Our liquidity may be adversely affected by the terms of our new Loan and Security Agreement.

We will likely need to borrow in the future under our new 2013 Loan and Security Agreement, entered into on February 28, 2013.  We have an available borrowing base of 85% of "Eligible Receivables" (as defined in the 2013 Loan and Security Agreement) up to $10 million under this facility as of the inception date of this new agreement.  The 2013 Loan and Security Agreement, as amended, contains financial covenants which require us to achieve a minimum EBITDA (earnings before interest expense, taxes, depreciation and amortization) beginning with the twelve months ending June 30, 2014 as the first measurement date. In addition, we have limitations on the maximum amount of our unfunded capital expenditures for each fiscal year of the three year 2013 Loan and Security Agreement. Our failure to comply with these financial covenants may limit or eliminate our borrowing capability under the terms of our 2013 Loan and Security Agreement, which would negatively impact our financial condition.

Continued weakness in the economy in general, or the financial health of the life insurance and healthcare industries in particular, could have a material adverse effect on our financial condition, results of operations or cash flows.

We derive a significant percentage of our revenues from customers in the life insurance industry.  If the condition of the U.S. economy continues to remain weak or weakens further in certain areas, such as unemployment rates, demand for life insurance products may decline in the future more steeply, resulting in less business for our Company.  If some of our life insurance company customers fail or curtail operations in the life insurance industry, such failures or curtailments of operations would result in less business for our Company.  Either event would negatively affect our financial condition, results of operations and cash flows.

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

We believe a key to growth in both our Portamedic and Health & Wellness service lines is maintaining and managing a network of highly trained medical personnel who can meet our customers' needs in key markets nationwide. Although many of our health professionals also work for competitors, our goal is to offer them equal or greater opportunities so that they will be available to provide services to our customers. If we are unable to recruit and retain an appropriate base of health professionals, it may limit our ability to maintain and/or grow our exam and screening business.

Future claims arising from the sale of one business unit (discontinued operations) could negatively impact our results of operations.

We sold our Claims Evaluation Division ("CED") business in 2008.  In regard to this sale, we retained potential liability for certain types of claims pertaining to periods prior to the sale of this unit.  For example, we have recorded a liability of $0.1 million as of December 31, 2012 representing the present value of a potential liability on a long-term lease for the CED.  If additional claims for which we may be liable arise related to this discontinued operation in the future, this may result in additional cost to us which could negatively impact our financial condition, results of operations or cash flows.

We may continue to experience declines in Portamedic unit volumes.

We have experienced period-over-period declines in Portamedic unit volumes for the past several years. In June 2012, we restructured our Portamedic service line, which included the development of a new model for delivering paramedical exam services which we are in the process of deploying. The restructure has resulted in, among other things, the closure of branch offices, headcount reductions, the elimination of both fixed and variable costs and the consolidation of certain services into centralized customer service centers. We are monitoring the impact of the new Portamedic delivery model as we continue to modify and implement the model. Although the new Portamedic delivery model is expected to positively impact Portamedic revenues and unit volumes in the long term, it is likely that these revenues and volumes will continue to decline in 2013 as the new model is being deployed.

If the new Portamedic delivery model is not successful and unit volumes continue to decline, operating losses may continue, further impairment charges may be incurred and we may not have sufficient liquidity. There is no guarantee that the new Portamedic delivery model will reverse the decline in unit volumes or that our cost reduction actions will generate the savings necessary to offset revenue declines, operating losses and uses of cash.

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

In each of our businesses, the speed and accuracy with which we make information available to our customers is critical.  As a result, we are dependent on our information technology platforms and our ability to store, retrieve, process, manage and enable timely customer access to the health-related and other data we gather on behalf of our customers.  Disruption of the operation of our IT systems for any extended period of time, loss of stored data, programming errors or other system failures could cause customers to turn elsewhere to address their service needs. In addition, we must continue to enhance our IT systems – potentially at substantial cost – to meet our customers’ demands for service and product enhancements.  Our ability to enhance these systems may be limited by the financial covenants and other provisions of our credit facility.

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

Our operations, including those of Heritage Labs' laboratory based in Kansas and our IT customer service center in Allentown, Pennsylvania, would be adversely affected in the event of a natural disaster, such as a tornado or hurricane, or an act of terrorism.  While Heritage Labs has a back-up lab facility available  (also located in Kansas) and a disaster recovery plan, damage to its primary laboratory or to its available back-up lab facility could nonetheless disrupt its ability to provide its testing services, which could have a material adverse effect on its operations and business.

ITEM 1B	Unresolved Staff Comments

Not applicable.

ITEM 2	Properties

We own our corporate headquarters located at 170 Mt. Airy Road, Basking Ridge, New Jersey, approximately 35 miles west of New York City. Of approximately 53,000 total square feet of office space, we maintain our operations in approximately 45,000 square feet and the balance is leased or available for lease to several tenants.  We have agreed to mortgage our corporate headquarters as collateral under our asset-based lending facility provided by Keltic Financial Partners II, LP.

We lease our laboratory facility, regional operations centers, and our approximately 60 Portamedic branch offices, with the term of such branch office leases typically being three years.

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

On April 23, 2012, a complaint was filed against the Company in U.S. District Court for the District of New Jersey on behalf of a purported class of employee examiners alleging, among other things, that the Company had failed to pay overtime compensation to certain employees as required by federal law. On May 24, 2012, a related complaint was filed against the Company in the same court alleging, among other things, that the Company similarly failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaints seek award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company believes the allegations in the cases are without merit, has filed answers in both cases denying the substantive allegations therein. By Consent Order filed March 11, 2013, the court approved a settlement between the Company and the named plaintiffs in the employee case, and the case was dismissed with prejudice. Preliminary discovery and motion practice are being conducted in the contractor case.

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

Market Information

Our common stock is traded on the NYSE MKT stock exchange under the symbol “HH.”

Common Stock Price Range

The following table shows, for the periods indicated, the high and low sales prices per share of our common stock based on published financial sources (dollars):

	2012		2011
Quarter	High	Low	High	Low
First	$0.80	$0.60	$0.87	$0.55
Second	$0.70	$0.53	$1.17	$0.65
Third	$0.71	$0.57	$1.10	$0.60
Fourth	$0.64	$0.33	$0.80	$0.57

Holders

According to the records of our transfer agent, Registrar and Transfer Company, Cranford, New Jersey, as of February 28, 2013, there were 1,047 holders of record of our common stock.

Dividends

No dividends were paid in 2012 or 2011.

We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2013 Loan and Security Agreement with Keltic Financial Partners II, LP, which was effective as of February 28, 2013 (See Note 9 to our consolidated financial statements).

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the fiscal year ended December 31, 2012.

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

We did not repurchase any shares of our common stock during the fourth quarter of our fiscal year ended December 31, 2012.

ITEM 6	Selected Financial Data

The following table of selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Report. The statement of operations data set forth below for each of the years in the three year period ended December 31, 2012, and the balance sheet data as of December 31, 2012 and 2011, have been derived from, and are qualified by reference to, our consolidated financial statements appearing elsewhere in this Report. The statement of operations data for the years ended December 31, 2009 and 2008, and the balance sheet data as of December 31, 2010, 2009 and 2008, are derived from the Company’s consolidated financial statements that are not included in this Report.

(in thousands except for share data and footnotes)	2012		2011		2010		2009		2008
Statement of operations data:
Revenues	$146,255		$157,489		$166,370		$182,401		$198,233
Operating (loss) income from continuing operations	(17,352)	(a)	(3,487)	(b)	234	(c)	(1,013)	(e)	(1,428)	(g)
Interest expense	10		18		12		17		3
(Loss) income from continuing operations	(17,663)		(3,586)		1,421	(d)	37	(f)	(1,559)
Income (loss) from discontinued operations	65		62		55		(41)		(326)	(h)
Net (loss) income	(17,598)		(3,524)		1,476		(4)		(1,885)
Basic and diluted (loss) earnings per share:
Continuing operations	$(0.25)		$(0.05)		$0.02		$—		$(0.02)
Discontinued operations	—		—		—		—		—
Net (loss) income	$(0.25)		$(0.05)		$0.02		$—		$(0.03)
Cash dividends per share	$—		$—		$—		$—		$—
Weighted average shares:
Basic	69,743,897		69,628,135		69,437,710		68,692,176		68,657,975
Diluted	69,743,897		69,628,135		69,896,969		69,392,243		68,657,975
Balance sheet data (as of December 31):
Working capital	$16,970		$28,323		$32,321		$30,102		$24,135
Total assets	$36,418		$53,281		$57,479		$56,702		$59,669
Stockholders’ equity	$23,861		$40,749		$43,626		$41,426		$40,768

(a) Includes impairment charges of $5.3 million and restructuring charges of $2.4 million.

(b)
Includes restructuring charges totaling $0.1 million, and a reduction of cost of operations totaling $0.5 million relating to a refund received from a supplier pertaining to improperly charged sales tax on purchased materials.

(c)	Includes restructuring charges totaling $1.0 million.

(d)	Includes reversal of $1.6 million relating to previously accrued interest and penalties associated with a state unclaimed property matter for which the audit period has lapsed.

(e)	Includes restructuring and other charges totaling $1.2 million.

(f)	Includes a $1.5 million federal tax benefit resulting from carrying back net operating losses from 2008 of $4.3 million.

(g)	Includes restructuring and other charges totaling $1.6 million.

(h)	Includes a $0.9 million net gain on the sale of the CED.

ITEM 7               Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements.  See page 1 of this Report for information regarding our use of forward-looking statements in this Report.  This discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in Item 8 of this Report.

Overview

As discussed in greater detail in Item 1 (“Business”), we currently engage in the following service lines:

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

Our core Portamedic paramedical examination service line accounted for approximately 66%, 68% and 71% of our total consolidated revenues in 2012, 2011 and 2010, respectively. As a provider of health risk assessment services to the insurance industry, our business is subject to seasonality, with third quarter sales typically dropping below the other quarters due to the decline in activity typically experienced by the insurance industry during the summer months.

2012 Highlights and Business Outlook for 2013

Consolidated Financial Performance for 2012

For the year ended December 31, 2012, consolidated revenues totaled $146.3 million, representing a decline of approximately 7.1% from the prior year.

Our gross margin declined approximately 341 basis points to 21.4% primarily due to the 10.1% year-over-year revenue decline in our Portamedic service line. Our selling, general and administrative expenses totaled $40.9 million in 2012 representing a decrease of $1.3 million, or 3.2%, from the prior year.  We reported a loss from continuing operations of $17.7 million for the year ended December 31, 2012, which included restructuring and impairment charges of approximately $7.8 million.

Restructure of Portamedic Operations

In January 2011, we began a business transformation of our Portamedic service line. The first phase of the transformation consisted of our investment of approximately $5.0 million in new systems and technology that served as the foundation for the second phase of Portamedic's transformation, a new model for delivering paramedical exams. These new systems, now deployed, include (i) a new workflow system for our Portamedic operations, known as Partnerlink; (ii) ePortamedic.com, a new ordering and status website for insurance agents that diagnoses service requirements based on insurance company rules; (iii) a new Life Application Processing Platform that makes it easier for financial advisors and brokers to sell life insurance; (iv) the latest version of our iParamed e-Exam, which allows electronic exams to be completed even in areas with poor wireless connections; and (v) a new direct-to-examiner inventory and tracking system for laboratory testing kits.

In June 2012, we began the second phase of our Portamedic service line transformation, which included the deployment of our new model for delivering paramedical exam services. The service model is a new optimized approach for ordering, scheduling and delivering paramedical exams in the applicant's home or office any time, anywhere in the U.S. Over 100 local administrative offices have been consolidated into 60 integrated customer service centers located across 14 Company-defined regions. These service centers are designed to take advantage of our existing call center capabilities and IT investments to enable us to provide better levels of service, which we expect will lead to improved sales of Portamedic exams. In addition, the new model for delivering exam services has enabled us to reduce our facilities footprint and reduce labor costs previously associated with performing certain administrative and management tasks in each of our over 100 offices. We expect that, on an annual basis, the changes we have implemented have reduced the Company's cost structure by approximately $8.0 million beginning in the third quarter of 2012, primarily attributable to a reduction in the number of local branch offices and the related lease expense, headcount reductions resulting from centralizing administrative functions such as imaging and billing, and reduced operating expenses, including lower shipping expenses resulting from our new direct-to-examiner inventory system.
For the three years ended December 31, 2012, 2011 and 2010, the Company's consolidated revenues totaled $146.3 million, $157.5 million and $166.4 million, respectively, representing declines of 7.1% and 5.3% and 8.8%, respectively, from the prior year periods which were primarily attributable to the Portamedic service line. The number of examinations completed by Portamedic in 2012 was negatively impacted by a continuing weak economy, loss of market share and a reduction in life insurance applications requiring a paramedical exam, which we have continued to experience over the past few years. The number of examinations completed by Portamedic in 2012 was also negatively impacted by implementation issues regarding our new IT system for processing Portamedic customer orders, along with the June 2012 deployment of our new Portamedic service delivery model and the related transitional/operational issues associated with the implementation of this new model. The implementation of our new IT system for processing Portamedic customer orders was completed in the second quarter of 2012, and the implementation issues were resolved during the third quarter of 2012. Although the new Portamedic delivery model resulted in a lower cost structure (branch office closures and centralized services), given the complexity of the new delivery model, we are continuing to address certain sales and operational issues related to the new model in an effort to improve future sales. Further optimization of our delivery model is expected in 2013.

If the new Portamedic delivery model is not successful and revenues continue to decline, operating losses will continue, further asset impairments may occur and the Company will be required to take additional actions to further reduce or delay expenses and uses of cash. This would also reduce our cash reserves and would require us to borrow against our new 2013 Loan and Security Agreement. There is no guarantee that the Portamedic delivery model will reverse the decline in revenues or that our cost reduction actions will generate the savings necessary to offset revenue declines, operating losses and uses of cash.

In connection with our Portamedic business transformation and deployment of the new service delivery model in June 2012, we recorded restructuring charges totaling $2.4 million for the year ended December 31, 2012. These restructuring charges consisted of employee severance totaling $1.4 million and branch office closure costs totaling $1.0 million. In the fourth quarter of 2012 and continuing in 2013, Portamedic revenue declines continued at higher rates compared to pre-June 2012 revenue declines, thus triggering us to perform an impairment evaluation of the long-lived assets primarily associated with the Portamedic new model for delivering paramedical exam services. The evaluation resulted in an impairment charge associated with the above described new systems and technology totaling $4.9 million, in addition to $0.2 million related to the impairment of fixed assets for the closed branch offices and $0.2 million related to the impairment of Hooper Holmes Services long-lived assets.

At December 31, 2012, $0.5 million of restructuring charges are recorded in accrued expenses in the Company's consolidated balance sheet. Cash payments related to the above described restructuring charges are expected to be completed within the next twelve months, except for certain long-term branch office closure costs of $0.2 million, which are recorded in other long-term liabilities as of December 31, 2012.
These changes comprise a large-scale operational transformation designed to give Hooper Holmes the competitive advantages of faster and more accurate service delivery and lower operating costs. We believe that this restructuring and capital investment is necessary to meet the needs of customers in the paramed industry for consistent service, accurate scheduling, and timely completion of exams.

Loan and Security Agreement

As of December 31, 2012, we maintained a loan and security agreement (the 2009 Loan and Security Agreement) with TD Bank, which was scheduled to to expire on March 8, 2013. On February 28, 2013, in conjunction with entering into a new three year 2013 Loan and Security Agreement (the 2013 Loan and Security Agreement) with Keltic Financial Partners II, LP (Keltic Financial), we terminated the 2009 Loan and Security Agreement with TD Bank. The 2013 Loan and Security Agreement provides us with a revolving credit facility in an aggregate principal amount at any one time outstanding which does not exceed 85% of Eligible Receivables (as defined in the 2013 Loan and Security Agreement), provided that in no event can the aggregate amount of the revolving credit loans at any time exceed $10 million. We may also request a revolving credit limit increase, not to exceed $5 million, subject to certain terms and conditions and at the sole discretion of Keltic Financial. On March 28, 2013, we entered into the First Amendment to the Loan and Security Agreement with Keltic Financial. See note 9 to the consolidated financial statements.

 Portamedic

For the year ended December 31, 2012, Portamedic revenues totaled $95.8 million, a decrease of 10.1% in comparison to the prior year.  We continue to believe that achieving acceptable profitability levels will require top-line revenue growth and reversing past revenue declines. Although we have contracts or billing approvals with over 90% of the insurance carriers in the marketplace, the number of paramedical examinations we complete on life insurance applicants continued to decline.  The rate of decline in completed examinations for 2012 was 10.4% compared to 2011, with a 6.5% decline in 2011 compared to 2010. As noted previously, the number of examinations completed by Portamedic in 2012 was negatively impacted by a continuing weak economy, loss of market share and a reduction in life insurance applications requiring a paramedical exam, which we have continued to experience over the past few years. The number of examinations completed by Portamedic in 2012 was also negatively impacted by implementation issues regarding our new IT system for processing Portamedic customer orders, along with the June 2012 deployment of our new Portamedic service delivery model and the related transitional/operational issues associated with the implementation of this new model.

  In order to reverse our decline in completed examinations, we are taking the following steps to achieve greater sales success with local agents, brokers, direct marketers and insurance carriers:

•
We deployed our new Portamedic service delivery model. The introduction of this new program is expected to enable us to expand and improve our current service delivery model and provide greater operational performance and service quality, while reducing operating costs in our current branch office structure.

•
We added a new Vice-President of Portamedic Provider Relations. This position will be dedicated to building our network of health professionals for both our Portamedic service line, and our Health and Wellness service line.

•
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

•	We established a team of 14 Health Professional Managers to recruit, educate and mentor our national health professional network.

•
We entered into an agreement to become RSA Medical's exclusive, national provider of paramedical exams outside of RSA Medical's home state of Illinois. RSA Medical is a leading provider of medical assessment and medical management for patients interacting with the life and health insurance companies. The agreement gives Hooper Holmes access outside of Illinois to RSA Medical's nationwide examiner network, MedLink, to augment Hooper Holmes' own network of local health professionals nationwide. As part of the agreement, and to support RSA Medical's exam business in Illinois, Hooper Holmes will provide laboratory testing kits to RSA Medical and will perform billing services to life insurance companies at the request of RSA Medical when it is appropriate. Hooper Holmes will also train and equip RSA Medical's examiners to use Hooper Holmes' iParamed e-Exam for eligible RSA Medical customers.

•
We are working with our customers to better understand their business needs thus enabling us to provide solutions. For example, we initiated special tracking, measurement and reporting of service quality for one of our larger customers which resulted in Portamedic providing additional services to this customer. We completed a consultative service study with another of our larger customers which resulted in new vendor management services provided by Portamedic which includes overseeing all of this customers paramedical service vendors. We integrated our on-line scheduling tool into the call center operations of another of our larger customers, as well as the operations of a new customer.

•
We entered into an agreement with a national insurance brokerage firm to provide efficient data acquisition and processing solutions. Using the full breadth of our service capabilities, we expect to improve this brokerage's insurance e-application process.

•
We promoted and hired new field sales managers during 2012. We introduced new field sales and regional operations incentive compensation plans and performance measurement systems, while implementing a new Customer Relationship Management system for our sales teams.

•	We launched a new Portamedic web portal to make it easier for customers to order our services.

•	We implemented a new warehouse management and inventory control system to reduce costs and improve efficiencies in distributing lab kits to our health professionals.

•
We expanded our iParamed e-Exam platform, deploying over 1,000 iParamed-equipped netbooks to health professionals in all 50 states and the District of Columbia. We are working with potential new customers to better understand their business needs in order to adapt our iParamed e-Exam platform for use by these life insurance carriers. In 2013, our goal is to provide this service to five additional life insurance carriers.

•
We continue to promote the integrated services provided by Hooper Holmes. We have reached an agreement for these integrated services with a new larger customer that we expect will generate revenue between $1 million and $2 million in 2013.

•	We completed the rollout of our new IT system for processing Portamedic customer orders (known as Partnerlink), which is expected to improve customer service, while lowering future operating costs.

•	We installed our Portamedic ordering platform into two large call centers operated by the direct sales organization of one of our larger life insurance carrier customers.

We believe that the steps we have taken to improve our selling ability, and the quality and speed of our services, will enable us to reduce the rate of decline in revenue experienced in the last several years.  However, there is no guarantee that the Portamedic delivery model, or these other initiatives, will reverse the decline in revenues or that our cost reduction actions will generate the savings necessary to offset revenue declines, operating losses and uses of cash.

Heritage Labs

For the year ended December 31, 2012, Heritage Labs revenues totaled $13.2 million, a decrease of 3.7% in comparison to the prior year.  Revenue from lab testing declined 4.2% compared to 2011, and revenues from lab kit assembly declined 3.1% in 2012 compared to 2011.

Heritage Labs services consist principally of performing tests of blood, urine and oral fluid specimens and the assembly and sale of kits used in the collection and transportation of such specimens to its lab facility.  In 2012, approximately 59% of Heritage Labs revenue came from lab testing and 41% came from the sale of assembled lab specimen kits. In 2011 and 2010, approximately 60% of Heritage Labs revenue came from lab testing and 40% came from the sale of assembled lab specimen kits.

Although Heritage Labs lost several customers in 2012 which will reduce 2013 revenue, Heritage Labs has taken the following steps to reverse these declines and identify new customers:

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

Health & Wellness

Our Health & Wellness service line recorded revenues of approximately $21.3 million for the year ended December 31, 2012, an increase of $2.9 million, or approximately 15.8%, from the prior year.  In 2012, we performed approximately 411,000 health screenings, compared to approximately 348,000 screenings in 2011. We have conducted screening events in every state in the U.S. as well as the District of Columbia and Puerto Rico.  Currently, we have certified approximately 3,000 of the examiners in our network to be "wellness certified" examiners.

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

We believe the market for health and wellness is likely to grow over the next three to five years, and that we are well positioned to increase revenues from our biometric screening and other related services. Key highlights for 2012 include:

•
We completed technology integration, staffing and training, and developed new standard operating procedures required to serve Westat, Inc. in support of the largest government study of tobacco use ever conducted in the United States, a landmark collaboration between the National Institute of Health and the U.S. Food and Drug Administration.

•	We developed and launched myCheck-In, a new feature designed to engineer, manage and track the on-time performance of group health screenings.

•	We began work to reengineer our operations team in Olathe, Kansas to continuously improve service quality, and developed a new VoIP phone system.

•	We achieved compliance with certain levels of the Federal Information Security Management Act of 2002 ("FISMA"), to support future Government contracts.

•	We expanded our new business sales team, increasing our pipeline of new business opportunities to support growth in 2013.

•	We added a new service for screening remote individuals or small groups by accessing physician records.

We believe that we are well-positioned to capture a significant share of the health and care management market given our Company’s unique set of assets, including Heritage Labs, our proprietary Health & Wellness IT system, and our network of certified health professionals.   However, the success of Health & Wellness will also depend in part upon the success of our sponsors and their health and care management initiatives to the employers.

Hooper Holmes Services

For the year ended December 31, 2012, Hooper Holmes Services revenues totaled $18.1 million, a decrease of 12.9% in comparison to the prior year.  A significant contributing factor to this decrease was a decline in our 2012 attending physician statement ("APS") retrieval and physicians information line ("PIL") revenue as compared to 2011. Also contributing to the decrease in Hooper Holmes Services revenue was a decline in our 2012 Consumer Services revenue as compared to 2011.

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

In 2012, we primarily focused on tracking our actual results relative to our forecasts and budgets, and measuring the degree of success of our efforts to align our costs with lower revenue levels.  We monitored the following metrics in 2012:

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations in 2012, 2011 and 2010

The table below sets forth our revenue by service line, for the periods indicated.

	For the Years Ended December 31,
(in thousands)	2012	% Change	2011	% Change	2010
Portamedic	$95,815	(10.1)%	$106,626	(10.1)%	$118,555
Heritage Labs	13,153	(3.7)%	13,663	(0.1)%	13,682
Health & Wellness	21,349	15.8%	18,441	28.6%	14,343
Hooper Holmes Services	18,065	(12.9)%	20,735	(5.1)%	21,859
Subtotal	148,382	—	159,465	—	168,439
Intercompany eliminations (a)	(2,127)	—	(1,976)	—	(2,069)
Total	$146,255	(7.1)%	$157,489	(5.3)%	$166,370

(a)	represents intercompany sales from Heritage Labs to Portamedic

Revenues

Consolidated revenues for the year ended December 31, 2012 were $146.3 million, a decline of $11.2 million or 7.1% from the prior year. Revenues for the year ended December 31, 2011 were $157.5 million, a decline of $8.9 million or 5.3% below 2010 results.

Portamedic

The decline in Portamedic revenues for the years ended December 31, 2012 and 2011 were 10.1% and 10.1%, respectively, reflecting the impact of:

•	a decrease in paramedical examinations performed (1,124,000 in 2012, or 4,425 per day, vs. 1,255,000 in 2011, or 4,943 per day, vs. 1,342,000 in 2010, or 5,306 per day); and

•
an increase in average revenue per paramedical examination in 2012 ($84.91 in 2012 vs. $84.88 in 2011), and a decrease in average revenue per paramedical examination in 2011( $84.88 in 2011 vs. $88.63 in 2010).

The reduction in Portamedic revenue in 2012 was due to a continuing weak economy, loss of market share and reduction in life insurance applications requiring a paramedical exam, which we have continued to experience over the past few years. The number of Portamedic examinations declined 10.4% in 2012 compared to 2011. The number of examinations completed by Portamedic in 2012 was also negatively impacted by implementation issues regarding our new IT system for processing Portamedic customer orders, along with the June 2012 deployment of our new Portamedic service delivery model and the related transitional/operational issues associated with the implementation of this new model. The implementation of our new IT system for processing Portamedic customer orders was completed in the second quarter of 2012, and the implementation issues were resolved during the third quarter of 2012.The new Portamedic service delivery model resulted in, among other things, the closure of branch offices, headcount reductions, the elimination of both fixed and variable costs and the consolidation of certain services into centralized customer service centers.

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

Heritage Labs

Heritage Labs revenues in 2012 were $13.2 million, a decrease of $0.5 million, or 3.7%, compared to 2011.

During 2012, revenue from lab testing (approximately 59% of total Heritage Labs revenue in 2012) declined 4.2% compared to 2011. Heritage Labs tested 6.7% fewer specimens compared to the prior year (461,000 in 2012 vs. 494,000 in 2011). Heritage Labs average revenue per specimen tested increased 2.6% ($16.83 in 2012 vs. $16.40 in 2011). Approximately 29% of this increase in average revenue per specimen tested was due to service price increases, and the remaining increase was the result of increased shipping costs passed on to our customers.

Revenues from lab kit assembly (approximately 41% of total Heritage Labs revenue in 2012) decreased by 3.1% in comparison to 2011.

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

Health & Wellness

Health & Wellness revenues in 2012 were $21.3 million, an increase of $2.9 million, or 15.8%, compared to 2011.  Health & Wellness performed 18.1% more health screenings compared to the prior year (411,000 in 2012 vs. 348,000 in 2011).  We have conducted screening events in every state in the U.S. as well as The District of Columbia and Puerto Rico.  To date, we have certified approximately 3,000 of the examiners in our network to be "wellness certified" examiners. Our revenue increase in 2012 compared to 2011 is primarily due to an increased number of screenings that we provided.

Health & Wellness revenues in 2011 were $18.4 million, an increase of $4.1 million, or 28.6%, compared to 2010.  Health & Wellness performed 25.6% more health screenings compared to the prior year (348,000 in 2011 vs. 277,000 in 2010).  We provided our services to 74 health management companies in 2011, up from 57 companies in 2010.  At year end 2011, we had certified approximately 2,000 of the examiners in our network to be "wellness certified" examiners. Our revenue increase in 2011 compared to 2010 is primarily due to an increased number of screenings that we provided to new and existing customers.

Hooper Holmes Services

Hooper Holmes Services revenue decreased 12.9% to $18.1 million for 2012 versus the prior year.

Health Information Services revenue totaled $10.4 million in 2012, a decrease of $1.9 million, or 15.3%, compared to 2011. Revenue from our attending physician statement, "APS", retrieval and physicians information line, "PIL", services decreased 18.1% to $8.2 million in 2012 as compared to 2011 primarily due to a decrease of 19.0% in the number of APS/PIL units performed in 2012 as compared to 2011. The decrease in revenue due to the decline in APS/PIL units was offset, to some extent, by a 1.0% increase in the average price per APS/PIL unit in 2012 as compared to 2011. Inspection and Motor Vehicle Report ("MVR") reporting revenue totaled $2.2 million in 2012, a decrease of 3.1% from 2011.

Consumer Services includes our tele-underwriting/interviewing services. Revenue from Consumer Services for the year 2012 decreased 14.7% to $3.9 million as compared to 2011.  The decrease in revenue was primarily due to a decline of 16.1% in the number of tele-underwriting/interviewing units completed in 2012 as compared to 2011. The average price per unit for 2012 increased 1.6% as compared to 2011.

Health Risk Analytics includes our risk management and underwriting services. Revenues decreased 2.9% in 2012 to $3.8 million compared to 2011.

Hooper Holmes Services revenue decreased 5.1% to $20.7 million for 2011 versus the prior year.

Health Information Services revenue totaled $12.3 million in 2011, a decrease of $0.7 million, or 5.5%, compared to 2010. This decline in revenue is primarily attributable to lower revenue from our APS retrieval and PIL which totaled $10.0 million in 2011, a decrease of 5.6% as compared to the prior year. Our APS retrieval and PIL revenue declined primarily due to a decrease in the average price per unit of 3.9% in 2011 as compared to 2010. Also contributing to the decline in APS retrieval and PIL revenue was a 1.9% decrease in the number of units performed in 2011 as compared to 2010. Inspection and MVR reporting revenue totaled $2.3 million in 2011 and declined 5.0% as compared to the prior year.

Revenue from Consumer Services for the year 2011 decreased 8.8% to $4.5 million as compared to the prior year.  The decrease in revenue was primarily due to a decline of 11.5% in the number of tele-underwriting/interviewing units completed as compared to the prior year. The average price per unit for 2011 increased 3.0% as compared to the prior year.

Revenue from Health Risk Analytics of $3.9 million for the year 2011 were consistent with the prior year.

Cost of Operations

Our total cost of operations amounted to $114.9 million in 2012 compared to $118.4 million in 2011 and $122.9 million in 2010.  The following table shows the cost of operations as a percentage of revenues broken down by service line.

	For the Years Ended December 31,
		As a % of		As a % of		As a % of
(in thousands)	2012	Revenues	2011	Revenues	2010	Revenues
Portamedic/Health & Wellness	$94,014	80.2%	$95,140	76.1%	$98,578	74.2%
Heritage Labs	8,687	66.0%	9,153	67.0%	8,553	62.5%
Hooper Holmes Services	14,349	79.4%	16,106	77.7%	17,772	81.3%
Subtotal	117,050	—	120,399	—	124,903	—
Intercompany eliminations (a)	(2,118)	—	(2,005)	—	(2,014)	—
Total	$114,932	78.6%	$118,394	75.2%	$122,889	73.9%

(a)	represents intercompany cost of operations pertaining to sales from Heritage Labs to Portamedic

Cost of operations, as a percentage of revenue, increased to 78.6% for the year ended December 31, 2012 compared to 75.2% for the comparable prior year.

The increase in cost of operations as a percentage of revenues is due to Portamedic revenues declining at a rate greater than its associated costs, as a significant percentage of costs in this service line are fixed and therefore did not decrease as revenues declined. The new Portamedic service delivery model deployed during the second quarter of 2012 lowered the Portamedic cost of operations, while improving customer service, but these costs savings were offset by our inability to reduce costs at a rate greater than the revenue declines we experienced. In addition, our increase in cost of operations as a percentage of revenue is attributable to an increase in our lower margin services provided by Portamedic.

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

Heritage Labs cost of operations decreased as a percentage of revenues to 66.0% for the year ended December 31, 2012 as compared to the comparable prior year period. This decrease is primarily due to product mix associated with our lab kit assembly service line and lower shipping costs.

Hooper Holmes Services cost of operations increased as a percentage of revenues to 79.4% for the year ended December 31, 2012, compared to the prior year period. The increase is due to revenues declining at a rate greater than its associated costs, a significant component of which are fixed.

Cost of operations, as a percentage of revenue, increased to 75.2% for the year ended December 31, 2011 compared to 73.9% for the comparable prior year. This percentage increase is largely due to Portamedic's revenues declining at a rate greater than its associated costs, as a significant percentage of costs associated with our Portamedic service line are fixed and therefore did not decrease as revenue declined. Cost of operations for Portamedic for the year ended December 31, 2011 includes a credit of $0.5 million relating to a refund received from a supplier pertaining to improperly charged sales tax on purchased materials.

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

Selling, General and Administrative Expenses (SG&A)

	For the years ended December 31,			Decrease (Increase)
(in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Total	$40,919	$42,260	$42,156	$1,341	$(104)

As reflected in the above table, consolidated SG&A expenses for 2012 decreased $1.3 million as compared to 2011. SG&A expenses for 2011 were $0.1 million more than in 2010.

The decrease in 2012 SG&A expenses compared to 2011 was primarily due to decreases of:

•	Incentive compensation expense totaling $1.0 million;

•	IT costs associated with operating our old Portamedic customer ordering system and reduced depreciation expense totaling $1.7 million;

•	Portamedic regional and administrative salaries and related expenses totaling $0.7 million;

•	Executive salaries and recruiting costs totaling $0.7 million;

•	Sales salaries and expenses totaling $0.4 million; and

•	General insurance and reduced intangible asset amortization expense totaling $0.3 million.

These decreases in SG&A were offset by increases of:

•	IT salaries, implementation and training costs and maintenance costs for our new Portamedic order processing system totaling $1.0 million;

•	Portamedic administrative salaries and expenses, and depreciation expense associated with our new Portamedic order processing system totaling $0.9 million;

•	Salaries associated with the expansion of our Strategic Development Department totaling $0.7 million;

•	Administrative sales salaries and expenses associated with our Health & Wellness service line totaling $0.3 million; and

•	Legal costs, health insurance costs and workers compensation costs totaling $0.5 million.

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

These increases in SG&A were offset by decreases of:

•
depreciation expense of IT systems and hardware and accelerated depreciation expense related to the reduction of the estimated useful life of our previous customer service order tracking systems, which totaled $1.5 million;

•	administrative headcount reductions and expenses for Portamedic, Hooper Holmes Services and Heritage Labs, totaling $1.3 million;

•workers compensation and insurance costs totaling $0.4 million; and

•outside consulting fees totaling $0.2 million.

Impairment of Long-Lived Assets

We evaluate the recovery of our long-lived assets when events or changes in circumstances occur that indicate that the carrying value of an asset many not be recoverable.

In June 2012, our Portamedic service line deployed its new model for delivering paramedical exam services. This new model utilizes the following internal use software and website development costs: (i) Partnerlink, a new workflow system for Portamedic's operations, (ii) ePortamedic.com, a new web-based ordering system, and (iii) iParamed e-Exam platform, whereby our health professionals utilize an iParamed equipped netbook to complete exams. When deployed in June 2012, the new Portamedic delivery model was expected to reduce costs and improve service leading to an improvement in past revenue declines. In the third quarter of 2012, although the expected cost reductions were achieved, Portamedic revenue declined at a higher year-over-year rate compared to the first half of 2012 revenue declines. Given the complexity of the new delivery model (branch office closures, centralization of services), we believed it was too soon to assess the longer term impact on revenues. However in the fourth quarter of 2012 and continuing in 2013, Portamedic revenue declines continued at higher rates compared to pre-June 2012 revenue declines, thus triggering us to perform an impairment evaluation of the above described long-lived assets. Additionally, we performed an impairment evaluation of the long-lived assets of our Hooper Holmes Services service line, specifically within this service line, the APS and tele-underwriting assets.

The evaluation resulted in the determination that the carrying values of the above described long-lived assets exceeded their projected undiscounted net cash flows. With the assistance of an independent valuation firm, we calculated the fair values of these long-lived assets. The fair values were determined based on discounted cash flows and indicated that an impairment existed for each of these long-lived assets. Accordingly, we recorded an impairment charge totaling $5.1 million which is included in impairment of long-lived assets in the accompanying consolidated statement of operations for the year ended December 31, 2012.

In connection with the 2012 restructure of Portamedic's operations, we recorded charges totaling $0.2 million related to the impairment of fixed assets for branch offices closed primarily during the third quarter of 2012. These charges are included in impairment of long-lived assets in the accompanying consolidated statement of operations for the year ended December 31, 2012.

Restructuring Charges

For the year ended December 31, 2012, we recorded restructuring charges of $2.4 million. These charges were primarily associated with the deployment of our new Portamedic service delivery model in June 2012, as discussed in the above section "Restructure of Portamedic Operations". As we continue to optimize our new delivery model in 2013, we may incur additional impairment and restructuring charges.

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

Operating Loss / Income from Continuing Operations

Our consolidated operating loss from continuing operations for the year ended December 31, 2012 totaled $17.4 million, compared to a loss of $3.5 million in the prior year.  This decline is primarily due to a decrease in gross profit of $7.8 million ($31.3 million in 2012 vs. $39.1 million in 2011). The decrease in our gross profit is primarily due to a decline in revenues of 7.1%. We also recorded a $5.3 million charge related to the impairment of certain long-lived assets and recorded restructuring charges of $2.4 million, compared to impairment charges and restructuring charges in 2011 of $0.2 million and $0.1 million, respectively.

Our consolidated operating loss from continuing operations for the year ended December 31, 2011 totaled $3.5 million, compared to operating income of $0.2 million in the prior year.  This decline is primarily due to a decrease in gross profit of $4.4 million ($39.1 million in 2011 vs. $43.5 million in 2010). The decrease in our gross profit is primarily due to a decline in revenues of 5.3%.

Other (expense) income

Interest income for the years ended December 31, 2012, 2011 and 2010 was $0.03 million, $0.06 million and $0.12 million, respectively.

Other (expense) income, net for the years ended December 31, 2012, 2011and 2010 was $(0.26) million, $(0.02) million, and$1.3 million, respectively. Other (expense) income, net, for the year ended December 31, 2012 is comprised primarily of $0.1 million in costs related to bank credit facility fees. Included in the results from continuing operations for the year ended December 31, 2011, in Other (expense) income, net, is the reversal of $0.3 million primarily related to previously accrued interest and penalties resulting from entering into voluntary compliance agreements with 12 states relating to unclaimed property offset by $0.3 million of amortization expense of costs associated with our credit facility. Included in the results for the year ended December 31, 2010 is a gain of approximately $1.6 million representing the reversal of a reserve previously established for interest and penalties associated with a state unclaimed property matter for which the audit period had lapsed.

Income Taxes

      We have significant deferred tax assets attributable to tax deductible intangibles, and federal and state net operating loss carryforwards, which may reduce taxable income in future periods.  Based on the continued decline in revenues, the cumulative tax and operating losses, the lack of taxes in the carryback period and the uncertainty surrounding the extent or timing of future taxable income, we do not believe we will realize the tax benefits of these deferred tax assets.  Accordingly, we continue to record a full valuation allowance on our net deferred tax assets of $56.8 million and $51.8 million as of December 31, 2012 and 2011, respectively.

The income tax expense recorded in the year ended December 31, 2012 totaling $0.1 million, reflects a state tax liability. The income tax expense recorded in the year ended December 31, 2011 totaling $0.1 million, is primarily due to taxes on gross revenues related to two states, a liability for amended tax returns including interest, for one of these states for the years 2006 through 2008 and the true-up of the 2010 tax provision for two states. The income tax expense recorded in the year ended December 31, 2010 is primarily due to a liability for amended tax returns filed in one state for tax years 2007 and 2008, and the true-up of the 2009 tax provision for this state.

As of December 31, 2012 and 2011, no amounts were recorded for unrecognized tax benefits or for the payment of interest or penalties.  Furthermore, no such amounts were accrued during the years ended December 31, 2012 and 2011.

In July 2008, we received notification from the U.S. Internal Revenue Service (the “IRS”) that it had completed its audits of our tax returns for the years 2001 through 2006 with no adjustments.  In February 2013, we were notified by the IRS that they will examine our tax return for the year 2011. The exam has not yet begun. State income tax returns for the year 2008 and forward are subject to examination.

As of December 31, 2012, we had U.S. federal and state net operating loss carryforwards of approximately $116.5 million and $111.3 million, respectively.   The net operating loss carryforwards, if not utilized, will expire in the years 2013 through 2032.

The effective tax rate for the years ended December 31, 2012, 2011 and 2010 was 0%, 4% and 14%, respectively.

Discontinued Operations

In 2008, we sold substantially all of the assets and liabilities of our Claims Evaluation Division (the "CED") operating segment.  In connection with the sale of the CED, we were released as the primary obligor for certain lease obligations acquired but remain secondarily liable in the event the buyer defaults. In 2012, we reduced the reserve for this liability by $0.07 million. The corresponding gain is reported in the accompanying consolidated statement of operations in discontinued operations for the year ended December 31, 2012.  At December 31, 2012, we maintain a liability of $0.1 million for this lease obligation. In 2010, we reduced this reserve by $0.06 million and reported the corresponding gain in discontinued operations. The guarantee is provided for the term of the lease, which expires in July 2015. As of December 31, 2012, the maximum potential amount of future payments under the guarantee is $0.2 million.

In 2011, we recorded a gain of $0.06 million in discontinued operations representing the reversal of a liability for services provided to the CED. This liability is no longer deemed a liability of the Company or the CED.

Net Loss / Income

Net loss for the year ended December 31, 2012 was $17.6 million, or $0.25 per share on both a basic and diluted basis, compared to a net loss of $3.5 million, or $0.05 per share on both a basic and diluted basis, reported for the year ended December 31, 2011.  For the year ended December 31, 2010, we reported net income of $1.5 million, or $0.02 on both a basic and diluted basis.

Liquidity and Financial Resources

Our primary sources of liquidity are our cash and cash equivalents and our 2013 Loan and Security Agreement. At December 31, 2012 and 2011, our working capital was $17.0 million and $28.3 million, respectively.  Our current ratio as of December 31, 2012 was 2.5 to 1 compared to 3.5 to 1 at December 31, 2011.  Significant uses affecting our cash flows for the year ended December 31, 2012 include:

•
a net loss of $17.7 million from continuing operations, including non-cash charges of $4.2 million in depreciation and amortization expense, $0.7 million in share-based compensation expense and impairment of long-lived assets of $5.3 million; and

•	capital expenditures of $4.1 million.

These uses of cash were partially offset by:

•	a combined net increase in accounts payable, accrued expense and other long-term liabilities (including $1.7 million of restructuring payments) of $0.4 million;

•	a decrease in other assets of $1.5 million; and

•	a decrease in accounts receivable of $1.2 million.

We incurred a loss from continuing operations of $17.7 million for the year ended December 31, 2012 which includes a non-cash impairment of long-lived assets totaling $5.3 million. For the year ended December 31, 2011, we incurred a loss from continuing operations of $3.6 million which includes a gain of $0.5 million representing a refund from a supplier pertaining to improperly charged sales tax on purchased materials. For the year ended December 31, 2010, we reported income from continuing operations of $1.4 million which includes a gain of approximately $1.6 million representing the reversal of a reserve previously established for interest and penalties associated with a state unclaimed property matter for which the audit period had lapsed. Also included in our results for each of the three years ended December 31, 2012 are operating (losses) income and restructuring charges.  Restructuring charges for the three years ended December 31, 2012 totaled $2.4 million, $0.1 million and $1.0 million, respectively. We have managed our liquidity during this period through a series of cost reduction initiatives and working capital reductions. At December 31, 2012, we had approximately $8.3 million in cash and cash equivalents and no debt outstanding.

2009 Loan and Security Agreement

As of December 31, 2012, we maintained a loan and security agreement (the “2009 Loan and Security Agreement”) with TD Bank, N.A. (“TD Bank”), which was scheduled to expire on March 8, 2013. On February 28, 2013, in conjunction with entering into a new three year Loan and Security Agreement with Keltic Financial Partners II, LP, we terminated the 2009 Loan and Security Agreement with TD Bank.

During each of the three years ended December 31, 2012, in connection with the TD Bank 2009 Loan and Security Agreement, we incurred unused line fees of $0.1 million. In addition, we were required to pay an annual loan fee of $0.1 million.

2013 Loan and Security Agreement

Proceeds from the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The 2013 Loan and Security Agreement provides us with a revolving credit facility in an aggregate principal amount at any one time outstanding which does not exceed 85% of Eligible Receivables (as defined in the 2013 Loan and Security Agreement), provided that in no event can the aggregate amount of the revolving credit loans at any time exceed $10 million. We may also request a revolving credit limit increase, not to exceed $5 million, subject to certain terms and conditions and at the sole discretion of Keltic Financial.

Interest on revolving credit loans will be calculated based on the greatest of (i) the annualized prime rate plus 2.75%, (ii) the 90 day LIBOR rate plus 5.25%, and (iii) 6% per annum.

In connection with the 2013 Loan and Security Agreement, we incurred a commitment fee of $0.1 million and other issue costs totaling $0.7 million. We are also obligated to pay, on a monthly basis in arrears, an annual facility fee equal to 1% of the revolving credit limit of $10 million. An annual collateral fee of $0.02 million is payable to the lender while advances remain outstanding.

The revolving credit loans are payable in full, together with all accrued interest and fees, on February 28, 2016. The 2013 Loan and Security Agreement provides for the prepayment of the entire outstanding balance of the revolving credit loans. We would be required to pay an early termination fee equal to 3% of the revolving credit limit if the termination occurs prior to the first anniversary of the 2013 Loan and Security Agreement, 2% if the termination occurs after the first anniversary but prior to the second anniversary, and 1% if the termination occurs after the second anniversary but prior to February 28, 2016.

As security for our payment and other obligations under the 2013 Loan and Security Agreement, we granted Keltic Financial a security interest in all of our, and our subsidiary guarantors, existing and after-acquired property, including our receivables (which are subject to a lockbox account arrangement), inventory, equipment and our corporate headquarters.  The aforementioned security interest is collectively referred to herein as the “collateral”.

Pursuant to the terms of the 2013 Loan and Security Agreement, Keltic Financial, at its sole discretion, may establish reserves with respect to (a) any event which in Keltic Financial's reasonable determination, diminishes the value of any collateral or (b) any of our contingent liabilities. A reserve may reduce the aggregate amount of indebtedness that may be incurred under the 2013 Loan and Security Agreement. In addition, the 2013 Loan and Security Agreement provides that "Events of Default" include the occurrence or failure of any event or condition that, in Keltic Financial's sole judgment, could have a material adverse effect (i) on our business, operations, assets, management, liabilities or condition of our Company, (ii) in the value, collectability or salability of the Collateral, or (iii) on our ability and our subsidiary guarantors to perform under the 2013 Loan and Security Agreement.

The 2013 Loan and Security Agreement contains covenants that, among other things, restricts our ability, and that of our subsidiaries, to:

•	pay any dividends or distributions on, or redeem or retire any shares of any class of our capital stock or other equity interests;

•	incur additional indebtedness or otherwise become liable for the indebtedness, except for transactions in the ordinary course of business;

•	permit a change of control of the board of directors and certain senior management positions of the Company without prior consent of Keltic Financial;

•	sell or otherwise dispose of any of our assets, other than in the ordinary course of business;

•	create liens or encumbrances on our assets; and

•	enter into transactions with any of our affiliates on other than an arm's-length or no less favorable basis.

The 2013 Loan and Security Agreement also contains financial covenants, which require us to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation and amortization) with the six months ending June 30, 2013 as the first measurement date. In addition, we have limitations on the maximum amount of unfunded capital expenditures for each fiscal year, beginning with the year ending December 31, 2013.

On March 28, 2013, we entered into the First Amendment to the 2013 Loan and Security Agreement. Under the First Amendment, the annual facility fee has increased to 1.5% from 1.0% of the revolving credit limit; the monthly collateral management fee has increased to $2,500 per month from $1,500 per month; and the monthly collateral management fee has increased to $5,000 per month from $3,000 per month if there is an occurrence or event of default. In addition, the early termination fee has been changed to a) if prior to the first anniversary of the effective date (February 28, 2013), from 3% to 5% of the revolving credit limit, b) if after the first anniversary but before the second anniversary of the effective date, from 2% to 3% of the revolving credit facility and c) if after the second anniversary but prior to the third anniversary of the effective date, from 1% to 2%. Also, we granted to the lender a mortgage of our corporate headquarters as additional security. In regard to the financial covenants, the first EBITDA measurement date has been changed to the twelve months ending June 30, 2014. In addition, we paid an amendment fee of $0.2 million.

Our failure or the failure of any of our subsidiary guarantors to comply with any of the covenants or the breach of any of our representations and warranties, contained in the 2013 Loan and Security Agreement, constitutes an event of default under the agreement.

Restructure of Portamedic Operations

In June 2012, we restructured our Portamedic service line, which included the deployment of a new model for delivering paramedical exam services. The restructure resulted in, among other things, the closure of branch offices, headcount reductions, the elimination of both fixed and variable costs and the consolidation of certain services into centralized customer service centers. For the year ended December 31, 2012, our consolidated revenues totaled $146.3 million, representing a decline of 7.1% from the prior year period which was primarily attributable to the Portamedic service line.  We are monitoring the impact of the new Portamedic delivery model and will continue to modify and expand the model, with the expectation of a favorable impact on future Portamedic revenues. Nonetheless, in response to the declining revenues in the fourth quarter of 2012, we implemented additional actions to reduce our costs and cash outflows, including headcount reductions and a reduction in capital expenditures and operating expenses.  The actions taken are expected to reduce or delay expenses and uses of cash during 2013 and thereafter.

If the new Portamedic delivery model is not successful and revenues continue to decline, operating losses will continue, further asset impairments may occur and the Company will be required to take additional actions to further reduce or delay expenses and uses of cash. This would also reduce our cash reserves and would require us to borrow against our new 2013 Loan and Security Agreement. There is no guarantee that the Portamedic delivery model will reverse the decline in revenues or that our cost reduction actions will generate the savings necessary to offset revenues declines, operating losses and uses of cash.

In addition, if we are unsuccessful in reversing past revenue declines and cost reduction initiatives cannot be implemented to offset revenue declines, we may fail to satisfy the financial covenants maintained in the 2013 Loan and Security Agreement, as discussed in Note 9 to our financial statements. Our failure to comply with these financial covenants may limit or eliminate our borrowing capacity under the terms of our 2013 Loan and Security Agreement. These and other factors would adversely affect our liquidity and our ability to generate profits in the future.

Based on our anticipated level of future revenues, the cost reduction initiatives implemented to date, our existing cash and cash equivalents and unused borrowing capacity, we believe we have sufficient funds to meet our cash needs through December 31, 2013.

Cash Flows from Operating Activities

For the year ended December 31, 2012, net cash used in operating activities of continuing operations was $4.2 million. Our net cash provided by operating activities of continuing operations for the years ended December 31, 2011 and 2010 was $0.8 million and $9.4 million, respectively.

The net cash used in operating activities of continuing operations for 2012 of $4.2 million includes a net loss of $17.7 million from continuing operations, non-cash charges of $4.2 million of depreciation and amortization, impairment of long-lived assets totaling $5.3 million and $0.7 million of share-based compensation expense. Changes in working capital items included:

•
a decrease in accounts receivable of $1.2 million, primarily due to reduced revenues during the fourth quarter of 2012 compared to the fourth quarter of 2011. Our consolidated days sales outstanding (DSO), measured on a rolling 90-day basis was 39.9 days at December 31, 2012, compared to 40.5 days at December 31, 2011.  Historically, our accounts receivable balances and our DSO are at their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out.  As a result, our DSO historically declines at year-end compared to other months during the year. Our average DSO for 2012 was 45.5 days compared 45.6 days in 2011.  We believe our on-going collection efforts in 2012, 2011 and 2010, along with our continued focus on electronic customer billing, are the primary drivers of our ability to maintain our DSO position. Our allowance for doubtful accounts, which includes a reserve for revenue reductions, increased approximately $0.1 million since December 31, 2011, resulting from write-offs of $0.1 million, offset by an additional reserve reductions/expense provision of $0.2 million.

•	a decrease in other assets of $1.5 million; and

•	a combined net increase in accounts payable, accrued expenses and other long-term liabilities of $0.4 million.

The net cash provided by operating activities of continuing operations for 2011 of $0.8 million includes a net loss of $3.6 million from continuing operations, non-cash charges of $3.7 million of depreciation and amortization, and $0.6 million of share-based compensation expense. Changes in working capital items included:

•
a decrease in accounts receivable of $1.0 million, primarily due to reduced revenues during the fourth quarter of 2011 compared to the fourth quarter of 2010. Our DSO, measured on a rolling 90-day basis was 40.5 days at December 31, 2011, compared to 40.4 days at December 31, 2010. Our average DSO for 2011 was 45.6 days compared to 46.0 days in 2010.  Our allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $0.4 million since December 31, 2010, resulting from a $0.2 million reduction reversed to revenue during the year ended December 31, 2011, write-offs of $0.3 million, offset by an additional expense provision of $0.1 million.

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

The net cash provided by operating activities of continuing operations for 2010 of $9.4 million includes net income of $1.4 million from continuing operations, non-cash charges of $4.9 million of depreciation and amortization, and $0.6 million of share-based compensation expense. Changes in working capital items included:

•
a decrease in accounts receivable of $0.8 million, primarily due to increased Portamedic cash collections.  Our DSO, measured on a rolling 90-day basis, was 40.4 days at December 31, 2010, compared to 40.8 days at December 31, 2009. Our average DSO for 2010 was 46.0 days compared to 47.6 days in 2009. Our allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $0.3 million since December 31, 2009, of which $0.2 million was reversed to revenue during the year ended December 31, 2010.

•	a decrease in other assets and income tax receivable of $2.3 million; and

•	a combined net decrease in accounts payable, accrued expenses and other long-term liabilities of $1.5 million.

Cash Flows used in Investing Activities

For the year ended December 31, 2012, we used $4.1 million in net cash for investing activities of continuing operations for capital expenditures primarily related to the development and enhancement of Partnerlink, the Portamedic web portal for our customers, the continued expansion of our iParamed e-exam platform, our new inventory management system and new Heritage Lab specimen analyzing equipment.

For the year ended December 31, 2011, we used $4.8 million in net cash for investing activities of continuing operations for capital expenditures primarily related to the development of Partnerlink, our new inventory management system, the Portamedic web portal and our iParamed technology platform.

For the year ended December 31, 2010, we used $4.3 million in net cash for investing activities of continuing operations for capital expenditures primarily related to the development of Partnerlink and our iParamed technology platform.

Cash Flows used in Financing Activities

For the year ended December 31, 2012 and 2011, net cash used in financing activities of continuing operations was $0.4 million and represents costs associated with our Loan and Security Agreement with TD Bank and a reduction in our capital lease obligations.

For the year ended December 31, 2010, net cash used in financing activities of continuing operations was $0.1 million consisting of proceeds received from stock purchases under the employee stock purchase plan, offset by reduction in our capital lease obligations and costs associated with our 2009 Loan and Security Agreement with TD Bank.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchases

We did not purchase any shares of our common stock during 2012, 2011 or 2010.

Dividends

No dividends were paid in 2012, 2011 or 2010.  We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2013 Loan and Security Agreement with Keltic Financial Partners II, LP (See Note 9 to our consolidated financial statements).

Contractual Obligations

The following table sets forth our schedule of contractual obligations at December 31, 2012, including future minimum lease payments under non-cancelable operating and capital leases, and employment contract payments.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$12,415	$3,774	$4,471	$3,129	$1,041
Capital Lease Obligations	152	107	40	5	—
Employment Contracts	557	557
Total	$13,124	$4,438	$4,511	$3,134	$1,041

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

We have identified the accounting policies discussed below as critical to us. The discussion below is not intended to be a comprehensive list of our accounting policies. Our significant accounting policies are more fully described in Note 1 to the consolidated financial statements included elsewhere in this Report.

Revenue Recognition

Revenue is recognized for paramedical and medical examinations when the examination of the insurance policy applicant is completed. Revenues generated from medical record collection, laboratory testing, fingerstick test kits, Health & Wellness screenings, and other services are recognized when the related service is completed.  In all cases, there must be evidence of an agreement with the customer, the sales price must be fixed or determinable, delivery of services must occur and the ability to collect must be reasonably assured.

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

Impairment of Long-lived Assets

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

In June 2012, our Portamedic service line deployed its new model for delivering paramedical exam services. This new model utilizes the following internal use software (i) Partnerlink, a new workflow system for Portamedic's operations, (ii) ePortamedic.com, a new web-based ordering system, and (iii) iParamed e-Exam platform, whereby our health professionals utilize an iParamed equipped netbook to complete exams. When deployed in June 2012, the new Portamedic delivery model was expected to reduce costs and improve service leading to an improvement in past revenue declines. In the third quarter of 2012, although the expected cost reductions were achieved, Portamedic revenue showed no improvement in comparison to the first half of 2012 revenue declines. Given the complexity of the new delivery model (branch office closures, centralization of services), we believed it was too soon to assess the long-term impact on revenues. However in the fourth quarter of 2012 and continuing in 2013, Portamedic revenue declines continued and accelerated compared to pre-June 2012 revenue declines, thus triggering us to perform an impairment evaluation of the above described long-lived assets.

The evaluation resulted in the determination that the carrying values of certain long-lived assets exceeded their projected undiscounted net cash flows. With the assistance of an independent valuation firm, we calculated the fair values of these long-lived assets. The significant assumptions that we were required to make include estimated future cash flows, estimated discount rate, and identification of market participants and the cost synergies they would employ. The fair values were determined based on discounted cash flows and indicated that an impairment existed for each of these Portamedic long-lived assets. Accordingly, we recorded an impairment charge totaling $4.9 million which is included in impairment of long-lived assets in the accompanying consolidated statement of operations for the year ended December 31, 2012. Management, with the assistance of an independent valuation firm, has concluded that the book value of the remaining assets as of December 31, 2012 associated with the Portamedic service line equal or are less than their fair value.

In connection with the 2012 restructure of Portamedic's operations, we recorded charges totaling $0.2 million related to the impairment of fixed assets for branch offices closed primarily during the third quarter of 2012. Additionally, we recorded a charge of $0.2 million related to the impairment of Hooper Holmes Services long-lived assets. These charges are included in impairment of long-lived assets in the accompanying consolidated statement of operations for the year ended December 31, 2012.

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

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 9 to the consolidated financial statements included in this Report.  Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations.  Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings.  As of December 31, 2012, there were no borrowings outstanding.

As of December 31, 2012, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 8	Financial Statements and Supplementary Data

Financial Highlights (Unaudited)

	Years ended December 31,
(in thousands, except share data, per share data and ratios)	2012	2011	2010
Revenues	$146,255	$157,489	$166,370
Operating (loss) income from continuing operations	(17,352)	(3,487)	234
Net (loss) income	(17,598)	(3,524)	1,476
Basic and diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.25)	$(0.05)	$0.02
Income from discontinued operations	$—	$—	$—
Net (loss) income per share	$(0.25)	$(0.05)	$0.02
Weighted average number of shares:
Basic	69,743,897	69,628,135	69,437,710
Diluted	69,743,897	69,628,135	69,896,969
Net cash (used in) provided by operating activities of continuing operations	$(4,177)	$786	$9,350
Working capital	$16,970	$28,323	$32,321
Book value per weighted average share outstanding (a)	$0.34	$0.59	$0.63
Closing stock price per common share	$0.38	$0.60	$0.70
Current ratio (b)	2.5:1	3:5:1	3:6:1
Quick ratio (c)	2.3:1	3.3:1	3.4:1

(a) calculated as total stockholders' equity divided by the number of weighted shares outstanding
(b) calculated as current assets divided by current liabilities
(c) calculated as current assets excluding inventory divided by current liabilities

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets – December 31, 2012 and 2011	40
Consolidated Statements of Operations – Years ended December 31, 2012, 2011 and 2010	41
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2012, 2011 and 2010	42
Consolidated Statements of Cash Flows – Years ended December 31, 2012, 2011 and 2010	43
Notes to Consolidated Financial Statements	44-58
Quarterly Financial Data (Unaudited)	59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hooper Holmes, Inc.:

We have audited the accompanying consolidated balance sheets of Hooper Holmes, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012.  In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, Schedule II – Valuation and Qualifying Accounts.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hooper Holmes, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Short Hills, New Jersey

April 1, 2013

Hooper Holmes, Inc.
Consolidated Balance Sheets
 (In thousands, except share and per share data)

	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$8,319	$16,917
Accounts receivable, net of allowance for doubtful accounts of $662 and $525 at December 31, 2012 and 2011, respectively	17,018	18,387
Inventories	2,231	2,226
Other current assets	774	2,140
Total current assets	28,342	39,670
Property, plant and equipment, net	7,714	13,052
Other assets	362	559
Total assets	$36,418	$53,281
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,783	$5,174
Accrued expenses	4,589	6,173
Total current liabilities	11,372	11,347
Other long-term liabilities	1,185	1,185
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, par value $.04 per share; Authorized 240,000,000 shares; Issued: 69,844,782 shares and 69,678,982 shares at December 31, 2012 and 2011, respectively. Outstanding: 69,835,387 shares and 69,669,587 shares at December 31, 2012 and 2011, respectively	2,794	2,787
Additional paid-in capital	149,542	148,839
Accumulated deficit	(128,404)	(110,806)
	23,932	40,820
Less: Treasury stock, at cost; 9,395 shares as of December 31, 2012 and 2011	(71)	(71)
Total stockholders' equity	23,861	40,749
Total liabilities and stockholders' equity	$36,418	$53,281
See accompanying notes to consolidated financial statements.

      Hooper Holmes Inc.
Consolidated Statements of Operations
 (In thousands, except share and per share data)

	Years ended December 31,
	2012	2011	2010
Revenues	$146,255	$157,489	$166,370
Cost of operations	114,932	118,394	122,889
Gross profit	31,323	39,095	43,481
Selling, general and administrative expenses	40,919	42,260	42,156
Impairment of long-lived assets	5,314	210	65
Restructuring charges	2,442	112	1,026
Operating (loss) income from continuing operations	(17,352)	(3,487)	234
Other (expense) income:
Interest expense	(10)	(18)	(12)
Interest income	26	62	122
Other (expense) income, net	(259)	(20)	1,302
	(243)	24	1,412
(Loss) income from continuing operations before income taxes	(17,595)	(3,463)	1,646
Income tax expense	68	123	225
(Loss) income from continuing operations	(17,663)	(3,586)	1,421
Discontinued operations:
Gain on sale of subsidiary	65	62	55

Net (loss) income	$(17,598)	$(3,524)	$1,476
Basic and diluted (loss) earnings per share:
Continuing operations
Basic	$(0.25)	$(0.05)	$0.02
Diluted	$(0.25)	$(0.05)	$0.02
Discontinued operations
Basic	$—	$—	$—
Diluted	$—	$—	$—
Net (loss) income
Basic	$(0.25)	$(0.05)	$0.02
Diluted	$(0.25)	$(0.05)	$0.02
Weighted average number of shares:
Basic	69,743,897	69,628,135	69,437,710
Diluted	69,743,897	69,628,135	69,896,969

See accompanying notes to consolidated financial statements.

 Hooper Holmes, Inc.
Consolidated Statements of Stockholders’ Equity
 (In thousands, except share data)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Total
Balance, December 31, 2009	68,713,982	$2,748	$147,507	$(108,758)	(9,395)	$(71)	$41,426
Net income				1,476			1,476
Issuance of stock under
employee stock purchase plan	850,000	35	118				153
Share-based compensation	35,000	1	570				571
Balance, December 31, 2010	69,598,982	2,784	148,195	(107,282)	(9,395)	(71)	43,626
Net loss				(3,524)			(3,524)
Share-based compensation	80,000	3	644				647
Balance, December 31, 2011	69,678,982	2,787	148,839	(110,806)	(9,395)	(71)	40,749
Net loss				(17,598)			(17,598)
Share-based compensation	165,800	7	703				710
Balance, December 31, 2012	69,844,782	$2,794	$149,542	$(128,404)	(9,395)	$(71)	$23,861

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc.
Consolidated Statements of Cash Flows
 (In thousands)

	Years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(17,598)	$(3,524)	$1,476
Income from discontinued operations, net of income taxes	65	62	55
(Loss) income from continuing operations	(17,663)	(3,586)	1,421
Adjustments to reconcile (loss) income from continuing operations to net cash
(used in) provided by operating activities of continuing operations:
Depreciation	3,996	3,332	4,476
Amortization	195	342	395
Provision for bad debt expense	207	107	78
Share-based compensation expense	710	647	571
Impairment of long-lived assets and gain/loss on disposal of fixed assets	5,310	240	206
Change in assets and liabilities, net of effect
from dispositions of businesses:
Accounts receivable	1,162	991	803
Inventories	(5)	(73)	597
Other assets	1,469	(237)	860
Income tax receivable	—	—	1,479
Accounts payable, accrued expenses and other long-term liabilities	442	(977)	(1,536)
Net cash (used in) provided by operating activities of continuing operations	(4,177)	786	9,350
Cash flows from investing activities:
Capital expenditures	(4,103)	(4,821)	(4,346)
Proceeds from sale of fixed assets	51	—	—
Net cash used in investing activities of continuing operations	(4,052)	(4,821)	(4,346)
Cash flows from financing activities:
Proceeds from employee stock purchase plan	—	—	153
Reduction in capital lease obligation	(268)	(338)	(160)
Debt financing fees	(101)	(101)	(101)
Net cash used in financing activities of continuing operations	(369)	(439)	(108)
Net (decrease) increase in cash and cash equivalents	(8,598)	(4,474)	4,896
Cash and cash equivalents at beginning of year	16,917	21,391	16,495
Cash and cash equivalents at end of year	$8,319	$16,917	$21,391

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$154	$308	$467
Fixed assets acquired by capital leases	$64	$354	$200

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$50	$121	$229
See accompanying notes to consolidated financial statements

HOOPER HOLMES, INC.
Notes to Consolidated Financial Statements
 (tabular amounts in thousands, except share and per share data, unless otherwise noted)

Note 1 — Summary of Significant Accounting Policies

(a)	Description of the Business

Hooper Holmes, Inc. and its subsidiaries (“Hooper Holmes” or the "Company”) provides health risk assessment services to the life insurance and health industries.  The Company provides paramedical and medical examinations, personal health interviews and record collection, and laboratory testing, which help life insurance companies evaluate the risks associated with underwriting policies.  The Company also conducts wellness screenings for wellness companies, disease management organizations and health plans.

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

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for (i) estimated losses resulting from the inability of our customers to make required payments and (ii) estimated amounts that customers may deduct from their remittances to the Company for billed items not in compliance with customer specifications. Allowances for uncollectible accounts are estimated based on the Company's periodic review of accounts receivable historical losses, current receivables aging and existing industry and economic data. Account balances are charged off to the allowance after all means of collections have been exhausted and potential for recovery is considered remote.  Customer billing adjustments are recorded against revenue whereas adjustments for bad debts are recorded within selling, general and administrative expenses.  Accounts receivable are net of an allowance for doubtful accounts and pricing adjustments totaling $0.7 million and $0.5 million as of December 31, 2012 and 2011, respectively.  The Company does not have any off-balance sheet credit exposure related to its customers.

(e)	Inventories

Inventories, which consist of finished goods and component inventory, are stated at the lower of average cost or market. Included in inventories at December 31, 2012 and 2011 are $1.3 million and $1.4 million, respectively, of finished goods and $0.9 million and $0.8 million, respectively, of components.

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

Costs related to space in publications are expensed as incurred. Advertising expense was approximately $0.2 million, $0.3 million and $0.3 million in 2012, 2011 and 2010, respectively.

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

“Basic” (loss) earnings per share equals net (loss) income divided by the weighted average common shares outstanding during the period.  “Diluted” (loss) earnings per share equals net (loss) income divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. The computation of basic and diluted (loss) earnings per share for the three years ended December 31, 2012 was as follows:

	For the Years Ended December 31,
	2012	2011	2010
(Loss) earnings - basic and diluted:
(Loss) income from continuing operations	$(17,663)	$(3,586)	$1,421
Income from discontinued operations	65	62	55
Net (loss) income	$(17,598)	$(3,524)	$1,476

Weighted average shares outstanding:
Weighted average shares outstanding - basic	69,743,897	69,628,135	69,437,710
Effect of dilutive common stock options
and restricted stock	—	—	459,259
Weighted average shares outstanding - diluted	69,743,897	69,628,135	69,896,969

(Loss) earnings per share:
Continuing operations
Basic	$(0.25)	$(0.05)	$0.02
Diluted	$(0.25)	$(0.05)	$0.02
Discontinued Operations
Basic	$—	$—	$—
Diluted	$—	$—	$—
Net (loss) income
Basic	$(0.25)	$(0.05)	$0.02
Diluted	$(0.25)	$(0.05)	$0.02

 Outstanding options to purchase approximately 5,171,000, 4,028,000 and 5,408,000 shares of the Company's common stock were excluded from the calculation of diluted (loss) earnings per share for the years ended December 31, 2012, 2011 and 2010, respectively, because their exercise prices exceeded the average market price of the Company's common stock for such periods and therefore were antidilutive.

(n)	Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events.  These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses.  Such estimates include the valuation of accounts receivable, property, plant and equipment, intangible assets, and deferred tax assets and the assessment of contingencies, among others.  These estimates and assumptions are based on the Company’s best estimates and judgment.  The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which the Company believes to be reasonable under the circumstances.  The Company adjusts such estimates and assumptions when facts and circumstances dictate.  The continuing weakness in the economy and its negative impact on the life insurance industry which the Company serves have combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in those estimates will be reflected in the consolidated financial statements in future periods.

(o)	Concentration of Credit Risk

For each of the three years ended December 31, 2012, 2011 and 2010, no one customer accounted for more than 10% of consolidated revenues.

The Company’s accounts receivable are due primarily from insurance companies.  As of December 31, 2012, 2011 and 2010, no one customer accounted for more than 10% of the total consolidated accounts receivable.

Note 2 - Liquidity

For the two years ended December 31, 2012 and 2011, the Company incurred losses from continuing operations of $17.7 million, and $3.6 million, respectively, which include losses from operations. The Company reported income from continuing operations of $1.4 million for the year ended December 31, 2010. Restructuring charges are included in results for each of the three years ended December 31, 2012.  The Company has managed its liquidity through a series of cost reduction and accounts receivable collection initiatives.

At December 31, 2012, the Company had $8.3 million in cash and cash equivalents and no outstanding debt.  The Company's net cash (used in) provided by operating activities of continuing operations for the three years ended December 31, 2012, 2011 and 2010 was $(4.2) million, $0.8 million and $9.4 million, respectively. For the three years ended December 31, 2012, the Company's capital expenditures totaled $4.1 million, $4.8 million and $4.3 million.

On February 28, 2013, the Company entered into a three year Loan and Security Agreement (the “2013 Loan and Security Agreement”) with Keltic Financial Partners II, LP (“Keltic Financial”), the proceeds of which are to be used for working capital purposes and capital expenditures. The 2013 Loan and Security Agreement provides a revolving credit facility to the Company in an aggregate principal amount at any one time outstanding which does not exceed 85% of “Eligible Receivables” (as defined in the 2013 Loan and Security Agreement), provided that in no event can the aggregate amount of the revolving credit loans at any time exceed $10 million. The Company may also request a revolving credit increase amount, not to exceed $5 million, subject to certain terms and conditions and at the sole discretion of Keltic Financial.

The 2013 Loan and Security Agreement contains covenants, including financial covenants which require the Company to achieve a minimum EBITDA amount (earnings before interest expense, taxes, depreciation and amortization) with the six months ending June 30, 2013 as the first measurement date. In addition, the Company has limitations on the maximum amount of unfunded capital expenditures for each fiscal year, beginning with the year ending December 31, 2013. On March 28, 2013, the Company entered into the First Amendment to the 2013 Loan and Security Agreement, whereby the first measurement date for minimum EBITDA was changed to the twelve months ending June 30, 2014.

The failure of the Company or any subsidiary guarantor to comply with any of the covenants may limit or eliminate the Company's borrowing capability under the terms of the 2013 Loan and Security Agreement.

In June 2012, the Company restructured its Portamedic service line, which included the deployment of a new model for delivering paramedical exam services. The restructure resulted in, among other things, the closure of branch offices, headcount reductions, the elimination of both fixed and variable costs and the consolidation of certain services into centralized customer service centers. For the year ended December 31, 2012, the Company's consolidated revenues totaled $146.3 million, representing a decline of 7.1% from the prior year period which was primarily attributable to the Portamedic service line.  The Company is monitoring the impact of the new Portamedic delivery model and will continue to modify and expand the model, with management's longer-term expectation of a favorable impact on future Portamedic revenues. Nonetheless, in response to the declining revenues in the fourth quarter of 2012, the Company implemented additional actions to reduce our costs and cash outflows, including headcount reductions and a reduction in capital expenditures and operating expenses.  The actions taken are expected to reduce or delay expenses and uses of cash during 2013 and thereafter. In the fourth quarter of 2012 and continuing in 2013, Portamedic revenue declines continued at higher rates compared to pre-June 2012 revenue declines, thus triggering the Company to perform an impairment evaluation of the long-lived assets associated with the Portamedic new model for delivering paramedical exam services. The evaluation resulted in an impairment charge associated with these long-lived assets totaling $4.9 million, which is included in the accompanying consolidated statement of operations for the year ended December 31, 2012.

If the new Portamedic delivery model, and the Company's other services, are not successful and revenues continue to decline, operating losses will continue, assets may become further impaired and the Company will be required to take additional actions to further reduce or delay expenses and uses of cash. This would also reduce the Company's cash reserves and would require it to borrow under its new 2013 credit facility. Reductions or restrictions of Eligible Receivables could affect the Company's borrowing capacity. There is no guarantee that the Portamedic delivery model will reverse the decline in revenues or that the Company's cost reduction actions will generate the savings necessary to offset revenue declines, operating losses and uses of cash.

In addition, if the Company is unsuccessful in reversing past revenue declines and cost reduction initiatives cannot be implemented to offset revenue declines, the Company may fail to satisfy the financial covenants maintained in the 2013 Loan and Security Agreement, as discussed in Note 9. These and other factors would adversely affect the Company's liquidity and its ability to generate profits in the future.

Based on the Company's anticipated level of future revenues, the cost reduction initiatives implemented to date, along with the Company's existing cash, cash equivalents and borrowing capacity, the Company believes it has sufficient funds to meet its cash needs through at least December 31, 2013.

Note 3 - Impairment of Long-lived Assets

The Company evaluates the recovery of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of assets may not be recoverable.

In June 2012, the Company's Portamedic service line deployed its new model for delivering paramedical exam services. This new model utilizes the following internal use software (i) Partnerlink, a workflow system for Portamedic's operations, (ii) ePortamedic.com, a web-based ordering system, and (iii) iParamed e-Exam platform, whereby the Company's health professionals utilize an iParamed equipped netbook to complete exams. When deployed in June 2012, the new Portamedic delivery model was expected by management to reduce costs and improve service leading to an improvement in past revenue declines. In the third quarter of 2012, although cost reductions were achieved, Portamedic revenue declined at a higher year-over-year rate in comparison to the first half of 2012 revenue declines. Given the complexity of the new delivery model (branch office closures, centralization of services), management believed it was too soon to assess the longer term impact on revenues. However in the fourth quarter of 2012 and continuing in 2013, Portamedic revenue declines continued at higher rates compared to pre-June 2012 revenue declines, thus triggering the Company to perform an impairment evaluation of the above described long-lived assets. Additionally, the Company performed an impairment evaluation of the long-lived assets of its Hooper Holmes Services service line, specifically within this service line, the APS and tele-underwriting assets.

The evaluation resulted in the determination that the carrying values of the above long-lived assets exceeded their projected undiscounted net cash flows. With the assistance of an independent valuation firm, the Company calculated the fair values of these long-lived assets. The fair values were determined based on discounted cash flows and indicated that an impairment existed for each of these Portamedic, APS and tele-underwriting long-lived assets. Accordingly, the Company recorded an impairment charge totaling $5.1 million which is included in impairment of long-lived assets in the accompanying consolidated statement of operations for the year ended December 31, 2012.

In connection with the 2012 restructure of Portamedic's operations, the Company recorded charges totaling $0.2 million related to the impairment of fixed assets for branch offices closed primarily during the second quarter of 2012. These charges are included in impairment of long-lived assets in the accompanying consolidated statement of operations for the year ended December 31, 2012.

Note 4 — Share-Based Compensation

Employee Stock-Based Compensation Plan — On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, non-vested stock and performance shares. The 2008 Plan provides for the issuance of an aggregate of 5,000,000 shares. During the three years ended December 31, 2012, options for the purchase of 900,000, 905,000 and 1,935,000 shares, respectively, were granted under the 2008 Plan. As of December 31, 2012, approximately 202,150 shares remain available for grant under the 2008 Plan.

On May 24, 2011, the Company's shareholders approved the 2011 Omnibus Employee Incentive Plan (the "2011 Plan") providing for the grant of stock options and non-vested stock awards. The 2011 Plan provides for the issuance of an aggregate of 1,500,000 shares. During the years ended December 31, 2012 and 2011, options for the purchase of 1,225,000 and 75,000 shares, respectively, were granted under the 2011 Plan. As of December 31, 2012, the Company is authorized to grant share-based awards of approximately 625,000 shares under the 2011 Plan.

Prior to the 2008 Plan, the Company’s shareholders had approved stock option plans providing for the grant of options for up to 2,400,000 shares of common stock in 1997, 2,000,000 shares in 1999 and 3,000,000 shares in 2002.  Upon the adoption of the 2008 Plan, no further awards could be granted under these prior stock option plans.

Options under the 2008 and 2011 Plans are granted at fair value on the date of grant, are exercisable in accordance with a vesting schedule specified in the grant agreement, and have contractual lives of 10 years from the date of grant. Options to purchase 500,000 of the Company's stock granted to certain executives of the Company in December 2010 vested 50% on each of the first and second anniversaries of the grant. Options to purchase 1,755,000 and 506,600 of the Company's stock granted to certain executives of the Company in July 2012 and July 2011, respectively, vest one-third on each of the first, second and third anniversaries of the grant. All other options granted by the Company vest 25% on each of the second through fifth anniversaries of the grant.

The fair value of each stock option granted during the year was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2012	2011	2010
Expected life (years)	5.5	5.5	5.4
Expected volatility	92.4%	92.6%	91.9%
Expected dividend yield	—	—	—
Risk-free interest rate	0.7%	1.6%	1.7%
Weighted average fair value of options granted during the year	$0.47	$0.69	$0.49

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

The following table summarizes stock option activity for the year ended December 31, 2012:

			Weighted
		Weighted Average	Average Remaining	Aggregate Intrinsic
	Number of Shares	Exercise Price Per Share	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2011	5,988,500	$1.68
Granted	2,125,000	$0.65
Exercised	—	—
Expired	(822,900)	$3.12
Forfeited	(861,350)	$0.76
Outstanding at December 31, 2012	6,429,250	$1.28	6.9	$14
Exercisable at December 31, 2012	3,105,500	$1.92	5.2	$7

The aggregate intrinsic value disclosed in the table above represents the difference between the Company’s closing stock price on the last trading day of  2012 (December 31, 2012) and the exercise price, multiplied by the number of in-the-money stock options for each category.

No stock options were exercised during the years ended December 31, 2012, 2011 and 2010.

Options for the purchase of 1,176,150, 1,110,625 and 789,375 shares of common stock vested during the years ended December 31, 2012, 2011 and 2010, respectively, and the aggregate fair value at grant date of these options was $0.7 million and $0.8 million and $0.7 million, respectively. As of December 31, 2012, there was approximately $1.1 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted average period of 2.3 years.  Shares issued upon stock option exercises may be made available from authorized but unissued common stock or from treasury shares.

In July 2009, an aggregate of 500,000 shares of non-vested stock were granted under the 2008 Plan. The fair value of these non-vested stock awards was based on the grant date fair value and amounted to $0.45 per share. The shares vest as follows:  25% after two years and 25% on each of the next three anniversary dates thereafter. As of December 31, 2012, an aggregate of 300,000 shares of such non-vested stock were forfeited and 100,000 shares were vested.  In July 2011, an aggregate of 305,000 shares of non-vested stock were granted under the 2008 Plan. The fair value of these non-vested stock awards was based on the grant date fair value and amounted to $1.06 per share. As of December 31, 2012, an aggregate of 45,000 shares of such non-vested stock were forfeited and 85,800 vested. The shares vest as follows: 33% on each of the first and second anniversary dates and 34% on the third anniversary. As of December 31, 2012, there was approximately $0.2 million of total unrecognized compensation cost related to non-vested stock awards. The cost is expected to be recognized over 1.6 years.

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

Employee Stock Purchase Plan — The Company’s 2004 Employee Stock Purchase Plan (the "2004 Plan”) provides for the granting of purchase rights for up to 2,000,000 shares of Company stock to eligible employees of the Company. The 2004 Plan provides employees with the opportunity to purchase shares on the date 13 months from the grant date (“the purchase date”) at a purchase price equal to 95% of the closing price of the Company’s common stock on the NYSE MKT on the grant date. During the period between the grant date and the purchase date, up to 10% of a participating employee's compensation, not to exceed $0.025 million, is withheld to fund the purchase of shares. Employees can cancel their purchases at any time during the period without penalty. In February 2010, purchase rights for approximately 277,600 shares were granted with an aggregate fair value of $0.1 million, based on the Black-Scholes pricing model.  The February 2010 offering concluded in March 2011 and, in accordance with the 2004 Plan's automatic termination provision, no shares were issued. In February 2011, under the 2004 Plan, purchase rights for approximately 279,800 shares were granted with an aggregate fair value of $0.05 million, based on the Black Scholes option pricing model. The February 2011 offering period concluded in March 2012 and, in accordance with the 2004 Plan's automatic termination provision, no shares were issued. In February 2012, under the 2004 Plan, purchase rights for approximately 273,000 shares were granted with an aggregate fair value of $0.05 million, based on the Black-Scholes option pricing model. The February 2012 offering period will conclude in March 2013.

Other Stock Awards — On May 30, 2007, the Company’s shareholders approved the Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company’s stock to the Company's non-employee directors.  The total number of shares that may be awarded under the 2007 Plan is 600,000.  As of December 31, 2012, the Company is authorized to grant restricted stock awards of approximately 390,000 shares under the 2007 Plan.  Effective June 1, 2007, each non-employee member of the Board other than the non-executive chair receives 5,000 shares annually and the non-executive chair receives 10,000 shares annually of the Company’s stock with such shares vesting immediately upon issuance.  The Company believes that the shares awarded under the 2007 Plan are “restricted securities” as defined in SEC Rule 144 under the Securities Act of 1933, as amended.  The Company filed a Registration Statement on Form S-8 with respect to the 2007 Plan on April 16, 2008.  The directors who receive shares under the 2007 Plan are “affiliates” as defined in Rule 144 of the Securities Act of 1933, as amended, and thus remain subject to the applicable provisions of Rule 144.  In addition, the terms of the awards (whether or not restricted) specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board or, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member.  For the years ended December 31, 2012, 2011 and 2010, shares awarded under the 2007 Plan totaled 30,000, 30,000 and 35,000, respectively.  The fair value of these stock awards was based on the grant date market value and totaled $0.02 million, $0.02 million and $0.03 million, respectively.

The Company recorded $0.7 million, $0.6 million and $0.6 million of share-based compensation expense in selling, general and administrative expenses for each of the years ended December 31, 2012, 2011 and 2010, respectively, related to stock options, non-vested stock, restricted stock awards and the 2004 Plan.  In connection with the resignation of former executive officers, the Company reversed previously recorded share-based compensation expense totaling $0.1 million during the year ended December 31, 2010.  The reversals were recorded in restructuring charges (See Note 6).

Note 5 — Discontinued Operations

In 2008, the Company sold substantially all of the assets and liabilities of its Claims Evaluation Division ("CED") operating segment.  In connection with the sale of the CED, the Company was released as the primary obligor for certain lease obligations acquired but remains secondarily liable in the event the buyer defaults.  During the years ended December 31, 2012 and 2010, the Company reduced the reserve for this liability by $0.07 million and $0.06 million, respectively. The corresponding gains are reported in the accompanying consolidated statement of operations in discontinued operations for the the years ended December 31, 2012 and 2010. At December 31, 2012, the Company maintained a liability of $0.1 million for this lease obligation. The guarantee is provided for the term of the lease, which expires in July 2015. As of December 31, 2012, the maximum potential amount of future payments under the guarantee is $0.2 million.

In 2011, the Company recorded a gain of $0.06 million in discontinued operations representing the reversal of a liability for services provided to the CED. This liability is no longer deemed a liability of the Company or the CED.

Note 6 — Restructuring Charges

During the year ended December 31, 2012, the Company recorded restructuring charges totaling $2.4 million. These charges consisted of employee severance and branch office closure costs. For the year ended December 31, 2012, employee severance totaled $1.4 million and branch office closure costs totaled $1.0 million. These restructuring charges relate to the Company's deployment of a new Portamedic service delivery model in June 2012. As the Company continues to optimize this new delivery model in 2013, the Company may incur additional restructuring charges.

Following is a summary of the restructuring charges for the year ended December 31, 2012:

(In millions)	Charges	Payments	Balance at December 31, 2012
Severance	$1.4	$1.4	$—
Lease/Branch closure obligation	1.0	0.3	0.7
	$2.4	$1.7	$0.7

During the year ended December 31, 2011, the Company recorded restructuring charges totaling $0.1 million which consisted of severance and branch office closure costs.  As of December 31, 2012, all payments relating to this restructuring were complete.

During the year ended December 31, 2010, the Company recorded restructuring charges totaling $1.0 million.  These charges consisted primarily of severance costs related to the resignation of the Company's former CEO and employee severance costs primarily relating to the Company's Portamedic and Hooper Holmes Services service lines. As of December 31, 2012, all payments relating to this restructuring were complete.

At December 31, 2012, $0.5 million of restructuring charges are recorded in accrued expenses in the accompanying consolidated balance sheet. Cash payments related to the above described restructuring charges are expected to be completed within the next twelve months, except for certain long-term branch office closure costs of $0.2 million, which are recorded in other long-term liabilities as of December 31, 2012.

Note 7 — Property, Plant and Equipment

Property, plant and equipment, at cost, consists of the following:

			Estimated
	December 31,		Useful Life
	2012	2011	In Years
Land and improvements	$639	$639	19 – 25
Building and leasehold improvements	7,441	7,421	3 – 45
Furniture, fixtures and equipment	28,671	30,094	2 – 10
Software	12,924	16,179	1 – 7
	49,675	54,333
Less accumulated depreciation and amortization	41,961	41,281
Total	$7,714	$13,052

During the year ended December 31, 2012, the Company determined that the carrying values of certain long-lived assets exceeded their projected undiscounted net cash flows. The Company recorded impairment charges totaling $5.3 million (see note 3).

Note 8 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2012	2011
Accrued wages	$1,292	$2,290
Reserve for unclaimed property	752	993
Other accrued expenses	2,545	2,890
	$4,589	$6,173

Included in the results from continuing operations for the year ended December 31, 2011, in Other (expense) income, net, is the reversal of $0.3 million primarily related to previously accrued interest and penalties resulting from entering into voluntary compliance agreements with 12 states relating to unclaimed property. Included in the results from continuing operations for the year ended December 31, 2010, in Other (expense) income, net, is the reversal of $1.6 million relating to previously accrued interest and penalties associated with a state unclaimed property matter for which the audit period has lapsed.

Note 9 — Loan and Security Agreement

As of December 31, 2012, the Company maintained a loan and security agreement (the “2009 Loan and Security Agreement”) with TD Bank, N.A. (“TD Bank”), which was scheduled to expire on March 8, 2013. On February 28, 2013, in conjunction with the Company entering into a new three year Loan and Security Agreement (the "2013 Loan and Security Agreement') with Keltic Financial Partners II, LP ("Keltic Financial"), the Company terminated the 2009 Loan and Security Agreement with TD Bank.

During each of the three years ended December 31, 2012, in connection with the TD Bank 2009 Loan and Security Agreement, the Company incurred unused line fees of $0.1 million. In addition, the Company was required to pay an annual loan fee of $0.1 million.

2013 Loan and Security Agreement

Proceeds from the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The 2013 Loan and Security Agreement provides a revolving credit facility to the Company in an aggregate principal amount at any one time outstanding which does not exceed 85% of “Eligible Receivables” (as defined in the 2013 Loan and Security Agreement), provided that in no event can the aggregate amount of the revolving credit loans at any time exceed $10 million. The Company may also request a revolving credit limit increase, not to exceed $5 million, subject to certain terms and conditions and at the sole discretion of Keltic Financial.

Interest on revolving credit loans will be calculated based on the greatest of (i) the annualized prime rate plus 2.75%, (ii) the 90 day LIBOR rate plus 5.25%, and (iii) 6% per annum.

In connection with the 2013 Loan and Security Agreement, the Company incurred a commitment fee of $0.1 million and other issue costs totaling $0.7 million. The Company is also obligated to pay, on a monthly basis in arrears, a facility fee equal to 1% of the revolving credit limit of $10 million. An annual collateral fee of $0.02 million is payable to the lender while advances remain outstanding.

The revolving credit loans are payable in full, together with all accrued interest and fees, on February 28, 2016. The 2013 Loan and Security Agreement provides for the prepayment of the entire outstanding balance of the revolving credit loans. The Company would be required to pay an early termination fee equal to 3% of the revolving credit limit if the termination occurs prior to the first anniversary of the 2013 Loan and Security Agreement, 2% if the termination occurs after the first anniversary but prior to the second anniversary, and 1% if the termination occurs after the second anniversary but prior to February 28, 2016.

As security for the Company's payment and other obligations under the 2013 Loan and Security Agreement, the Company granted Keltic Financial a security interest in all existing and after-acquired property of the Company and its subsidiary guarantors, including its receivables (which are subject to a lockbox account arrangement), inventory, equipment and corporate headquarters.  The aforementioned security interest is collectively referred to herein as the “collateral”.

Pursuant to the terms of the 2013 Loan and Security Agreement, Keltic Financial, at its sole discretion, may establish reserves with respect to (a) any event which in Keltic Financial's reasonable determination, diminishes the value of any collateral or (b) any contingent liability of the Company. A reserve may reduce the aggregate amount of indebtedness that may be incurred under the 2013 Loan and Security Agreement.

The 2013 Loan and Security Agreement contains covenants that, among other things, restrict the Company's ability, and that of its subsidiaries, to:

•	pay any dividends or distributions on, or redeem or retire any shares of any class of its capital stock or other equity interests;

•	incur additional indebtedness or otherwise become liable for the indebtedness, except for transactions in the ordinary course of business;

•	permit a change of control of the board of directors and certain senior management positions of the Company without prior consent of Keltic Financial;

•	sell or otherwise dispose of any of the Company's assets, other than in the ordinary course of business;

•	create liens or encumbrances on the Company's assets; and

•	enter into transactions with any of its affiliates on other than an arm's-length or no less favorable basis.

The 2013 Loan and Security Agreement also contains financial covenants, which require the Company to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation and amortization) with the six months ending June 30, 2013 as the first measurement date. In addition, the Company has limitations on the maximum amount of unfunded capital expenditures for each fiscal year, beginning with the year ending December 31, 2013.

On March 28, 2013, the Company entered into the First Amendment to the 2013 Loan and Security Agreement. Under the First Amendment, the annual facility fee has increased to 1.5% from 1.0% of the revolving credit limit; the monthly collateral management fee has increased to $2,500 per month from $1,500 per month; and the monthly collateral management fee has increased to $5,000 per month from $3,000 per month if there is an occurrence or event of default. In addition, the early termination fee has been changed a) if prior to the first anniversary of the effective date, from 3% to 5% of the revolving credit limit; b) if after the first anniversary but before the second anniversary of the effective date, from 2% to 3% of the revolving credit; and c) if after the second anniversary but prior to the third anniversary of the effective date, from 1% to 2% of the revolving credit limit. Also, the Company has granted to the lender a mortgage of its corporate headquarters as additional security. In regard to the financial covenants, the first EBITDA measurement date has been changed to the twelve months ending June 30, 2014. In addition, the Company paid an amendment fee of $0.2 million.

The failure of the Company or any subsidiary guarantor to comply with any of the covenants or the breach of any of its or their representations and warranties, contained in the 2013 Loan and Security Agreement, constitutes an event of default under the agreement. In addition, the 2013 Loan and Security Agreement provides that "Events of Default" include the occurrence or failure of any event or condition that, in Keltic Financial's sole judgment, could have a material adverse effect (i) on the business, operations, assets, management, liabilities or condition of the Company, (ii) in the value, collectability or salability of the collateral, or (iii) on the ability of the Company and its subsidiary guarantors to perform under the 2013 Loan and Security Agreement.

Note 10 — Commitments and Contingencies

The Company leases branch field offices under a number of operating leases which expire in various years through 2018. These leases generally contain renewal options and require the Company to pay all executory costs (such as property taxes, maintenance and insurance). The Company also leases copiers and other miscellaneous equipment. These leases expire in various years through 2017. The Company is also obligated under capital leases covering certain equipment that expire at various dates through 2016.  At December 31, 2012 and 2011, the net amount of equipment recorded under capital leases was $0.2 million million and $0.4 million, respectively.

Following is a schedule of future minimum lease payments for operating leases (with initial or remaining terms in excess of one year) and future minimum capital lease obligations as of December 31, 2012:

Year ending December 31,	Operating Leases	Capital Leases
2013	$3,774	$107
2014	2,539	35
2015	1,932	5
2016	1,680	5
2017	1,449	—
Thereafter	1,041	—
Total minimum lease payments	$12,415	$152
Less amount representing interest (4.1%)		5
Present value of minimum capital lease payments		147
Less current installments of obligations under capital leases		104
Obligations under capital leases, excluding current installments		$43

Rental expense under operating leases totaled $4.9 million, $4.8 million and $4.8 million in 2012, 2011 and 2010, respectively.

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

Note 11 — Litigation

On April 23, 2012, a complaint was filed against the Company in U.S. District Court for the District of New Jersey on behalf of a purported class of employee examiners alleging, among other things, that the Company had failed to pay overtime compensation to certain employees as required by federal law. On May 24, 2012, a related complaint was filed against the Company in the same court alleging, among other things, that the Company similarly failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaints seek award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company believes the allegations in the cases are without merit, has filed answers in both cases denying the substantive allegations therein. By Consent Order filed March 11, 2013, the court approved a settlement between the Company and the named plaintiffs in the employee case, and the case was dismissed with prejudice. Preliminary discovery and motion practice are being conducted in the contractor case.

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

Note 12 — Income Taxes

The components of the income tax provision are as follows:

	2012	2011	2010
Federal - current	$—	$—	$—
State and local - current	68	123	225
	$68	$123	$225

The following reconciles the “statutory” federal income tax rate to the effective income tax rate:

	2012	2011	2010
Computed "expected" income tax (benefit) expense	(35)%	(35)%	35%
Reduction (increase) in income tax benefit and increase (reduction) in income tax expense resulting from:
State tax, net of federal benefit	—	2	9
Change in federal valuation allowance	35	33	(33)
Other	—	4	3
Effective income tax rate	—%	4%	14%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Receivable allowance	$259	$204
Goodwill	6,459	8,630
Discontinued operations	215	18
Impairment and accumulated depreciation	675	—
Intangible assets	1,309	1,684
Capital loss	—	2,019
Compensation expense	1,399	1,537
Federal net operating loss carryforward	40,773	33,882
State net operating loss carryforward	5,109	4,204
Legal settlement	—	20
AMT credit carry forward	157	157
Accrued expenses	65	92
Deferred rent	177	212
Other	182	24
Gross deferred tax assets	$56,779	$52,683
Valuation allowance	(56,779)	(51,790)
	$—	$893
Deferred tax liabilities:
Accumulated depreciation	—	(893)
Gross deferred tax liabilities	—	(893)
Net deferred tax assets	$—	$—

The Company has significant deferred tax assets attributable to tax deductible intangibles and federal and state net operating loss carryforwards, which may reduce taxable income in future periods.  Based on the continued decline in revenues, the cumulative tax and operating losses, the lack of taxes in the carryback period, and the uncertainty surrounding the extent or timing of future taxable income, the Company does not believe it will realize the tax benefits of its deferred tax assets.  Accordingly, the Company continues to record a full valuation allowance on its net deferred tax assets of $56.8 million and $51.8 million as of December 31, 2012 and 2011, respectively.  During 2012, capital loss carryforwards of $2.0 million, which had a full valuation allowance, expired and were written off.

There was no federal tax expense recorded in the year ended December 31, 2012. The income tax expense recorded for the year ended December 31, 2012 reflects a state tax liability to one state. There was no federal tax expense recorded in the year ended December 31, 2011. The income tax expense recorded in the year ended December 31, 2011 is primarily due to taxes on gross revenues related to two states, a liability, including interest, for amended tax returns for one of these states for the years 2006 through 2008 and the true-up of the 2010 tax provision for two states. There was no federal tax expense recorded in the year ended December 31, 2010, and the income tax expense recorded, including interest, is primarily due to a liability for amended tax returns filed in one state for tax years 2007 and 2008, and the true-up of the 2009 tax provision for this state.

As of December 31, 2012, no amounts were recorded for uncertain tax positions or for the payment of interest or penalties.

In July 2008, the Company received notification from the U.S. Internal Revenue Service (the “IRS”) that it had completed its audits of the Company’s tax returns for the years 2001 through 2006 with no adjustments.  In February 2013, the Company was notified by the IRS that they were going to examine the Company's tax return for the year 2011. The exam has not yet begun. State income tax returns for the year 2008 and forward are subject to examination.

As of December 31, 2012, the Company had U.S. federal and state net operating loss carryforwards of approximately $116.5 million and $111.3 million, respectively.   The net operating loss carryforwards, if not utilized, will expire in the years 2013 through 2032.

Note 13 — Capital Stock

Stock Repurchase — On February 28, 2013, the Company entered into the 2013 Loan and Security Agreement with Keltic Financial Partners II, LP which, among other things, prohibits the Company from repurchasing shares of its common stock (see Note 9). The Company did not repurchase any shares of its common stock in 2012, 2011 or 2010.

Note 14 — 401(k) Savings and Retirement Plan

The Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”) is available to all employees with at least one year of employment service who work more than 1,000 hours annually and who are at least 21 years of age. No expense related to the 401(k) Plan was incurred for years 2012, 2011 and 2010. The Company’s common stock is not an investment option to employees participating in the 401(k) Plan.

Note 15 — Service Line Revenues

The Company’s business consists of one operating segment for financial reporting purposes. The following represents revenues by service line for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Portamedic	$95,815	$106,626	$118,555
Heritage Labs	13,153	13,663	13,682
Health & Wellness	21,349	18,441	14,343
Hooper Holmes Services	18,065	20,735	21,859
Subtotal	148,382	159,465	168,439
Intercompany eliminations (a)	(2,127)	(1,976)	(2,069)
Total	$146,255	$157,489	$166,370

(a)	Represents intercompany sales from Heritage Labs to Portamedic

As of December 31, 2012, substantially all of the Company's services are provided within the United States, and substantially all of the Company's assets are located within the United States.

Quarterly Financial Data (Unaudited)
(dollars in thousands, except per share data)

	2012 Quarters
	First	Second	Third	Fourth
Revenues (a)	$38,792	$35,401	$33,671	$38,391
Gross profit	$9,019	$7,084	$7,115	$8,105
Loss from continuing operations	$(3,138)	$(5,595)	$(2,193)	$(6,737)
Income from discontinued operations	$—	$65	$—	$—
Net loss	$(3,138)	$(5,530)	$(2,193)	$(6,737)

Basic earnings per share (b)
Loss from continuing operations	$(0.05)	$(0.08)	$(0.03)	$(0.10)
Income from discontinued operations	$—	$—	$—	$—
Net loss	$(0.05)	$(0.08)	$(0.03)	$(0.10)

Diluted earnings per share (b)
Loss from continuing operations	$(0.05)	$(0.08)	$(0.03)	$(0.10)
Income from discontinued operations	$—	$—	$—	$—
Net loss	$(0.05)	$(0.08)	$(0.03)	$(0.10)

	2011 Quarters
	First	Second	Third	Fourth
Revenues	$40,577	$37,928	$38,157	$40,827
Gross profit	$10,969	$9,064	$9,472	$9,590
Loss from continuing operations	$(57)	$(1,621)	$(1,330)	$(578)
Income from discontinued operations	$—	$—	$62	$—
Net loss	$(57)	$(1,621)	$(1,268)	$(578)

Basic earnings per share (b)
Loss from continuing operations	$—	$(0.02)	$(0.02)	$(0.01)
Income from discontinued operations	$—	$—	$—	$—
Net loss	$—	$(0.02)	$(0.02)	$(0.01)

Diluted earnings per share (b)
Loss from continuing operations	$—	$(0.02)	$(0.02)	$(0.01)
Income from discontinued operations	$—	$—	$—	$—
Net loss	$—	$(0.02)	$(0.02)	$(0.01)

(a) The fourth quarter revenues include $0.7 million of revenue attributable to prior periods, including $0.5 million from prior years and $0.2 million from prior quarters.
(b) Due to rounding, the sum of the quarters may not equal the full year.

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2012.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012, and during the entire period covered by this Report.

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

As of December 31, 2012, management has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that as of` December 31, 2012 our internal controls over financial reporting were effective.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	Other Information

None.

Part III

ITEM 10	Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our proxy statement for the 2013 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

ITEM 11	Executive Compensation

The information required by Item 11 will be included in our proxy statement for the 2013 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in our proxy statement for the 2013 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

ITEM 13	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in our proxy statement for the 2013 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

ITEM 14	Principal Accountant Fees and Services

The information required by Item 14 will be included in our proxy statement for the 2013 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

Part IV

ITEM 15	Exhibits and Financial Statement Schedules

(a)	(1) The following financial statements and independent auditors’ report are included in this Report.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets —
December 31, 2012 and 2011
Consolidated Statements of Operations —
Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Stockholders’ Equity —
Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows —
Years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

(2) The following financial statement schedule is included in this Report:

Schedule II – Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(3)        Exhibits included herein

(b)	EXHIBIT

3.1	Amended and Restated Certificate of Incorporation of Hooper Holmes, Inc. (1)
3.2	Restated Bylaws of Hooper Holmes, Inc. (2)
10.1	Form of Indemnification Agreement (3)
10.2	Hooper Holmes, Inc. 1997 Stock Option Plan (4)*
10.3	Hooper Holmes, Inc. 1997 Director Option Plan (5)*
10.4	Hooper Holmes, Inc. 1999 Stock Option Plan (6)*
10.5	Hooper Holmes, Inc. 2002 Stock Option Plan (7)*
10.6	Hooper Holmes, Inc. 2004 Employee Stock Purchase Plan (8)*
10.7	Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (9)*
10.8	Hooper Holmes, Inc. 2008 Omnibus Employee Incentive Plan (10)*
10.9	Hooper Holmes, Inc. 2011 Omnibus Employee Incentive Plan (11)*
10.10	Form of Executive Change-in-Control Agreement by and between Hooper Holmes, Inc. and Executive Officers of the Company (12)*
10.11	Employment Agreement by and between Hooper Holmes, Inc. and Michael Shea (13)*
10.12	Employment Agreement by and between Hooper Holmes, Inc. and Ransom J. Parker (14)*
10.13	Relocation Agreement by and between Hooper Holmes, Inc. and Ransom J. Parker (15)*
10.14	Loan and Security Agreement between Hooper Holmes, Inc. and TD Bank, N.A. dated March 9, 2009 (16)
10.15	First Amendment and Modification to Loan and Security Agreement between Hooper Holmes, Inc. and TD Bank, N.A. (17)
10.16	Second Amendment and Modification to Loan and Security Agreement between Hooper Holmes, Inc. and TD Bank, N.A. (18)
10.17	Third Amendment and Modification to Loan and Security Agreement between Hooper Holmes, Inc. and TD Bank, N.A. (19)
10.18	Fourth Amendment and Modification to Loan and Security Agreement between Hooper Holmes, Inc. and TD Bank, N.A. (20)
10.19	Loan and Security Agreement between Hooper Holmes, Inc. and Keltic Financial Partners II, LP dated February 28, 2013 (21)
10.20
Unconditional and Continuing Guaranty, dated February 28, 2013, between Keltic Financial Partners II, LP and Heritage Labs International, LLC, a Kansas limited liability company, Hooper Distribution Services, LLC, a New Jersey limited liability company, Hooper Information Services, Inc., a New Jersey corporation, Mid-America Agency Services, Incorporated, a Nebraska corporation, and TEG Enterprises, Inc., a Nebraska corporation (22)

10.21	Pledge Agreement between Hooper Holmes, Inc. and Keltic Financial Partners II, LP dated February 28, 2013 (23)
10.22	Pledge Agreement between Mid-America Agency Services, Incorporated, a Nebraska corporation, and Keltic Financial Partners II, LP dated February 28, 2013 (24)
10.23	First Amendment to Loan and Security Agreement between Keltic Financial Partners II, LP and Hooper Holmes, Inc. dated March 28, 2013 (25)
10.24	Mortgage and Security Agreement by Hooper Holmes, Inc. in favor of Keltic Financial Partners II, LP, dated March 28, 2013 (26)
14	Hooper Holmes, Inc. Code of Conduct and Ethics (27)
21	Subsidiaries of Hooper Holmes, Inc.
23	Consent of Independent Registered Public Accounting Firm
24	Power of attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Label Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Denotes a management contract or compensatory plan or arrangement.
** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Report on Form 10-K shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

(1)	Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated June 2, 2010.
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated February 17, 2011.
(3)	Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
(4)	Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(5)	Incorporated by reference to Exhibit 10.11 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(6)	Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999
(7)	Incorporated by reference to Attachment to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 21, 2002.
(8)	Incorporated by reference to Attachment A to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 20, 2003
(9)	Incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(10)	Incorporated by reference to Annex A to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 29, 2008.
(11)	Incorporated by reference to Annex A to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 24, 2011.
(12)	Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
(13)	Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
(14)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 9, 2010.
(15)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 9, 2010.
(16)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 13, 2009.
(17)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 3, 2010.
(18)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 28, 2011.
(19)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 1, 2012
(20)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated September 13, 2012.
(21)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 28, 2013
(22)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 28, 2013
(23)	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 28, 2013
(24)	Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated February 28, 2013
(25)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 29, 2013.
(26)	Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated March 29, 2013
(27)	Incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

                                                                                                                                                                             Schedule II

Hooper Holmes, Inc
Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2012
(In thousands)

Description	Balance at Beginning of Period	Additions Charged to Revenues and Expenses(1)	Deductions(2)	Balance at End of Period
Year ended December 31, 2012
Reserves and allowances
Accounts receivable allowance	$525	$2,359	$(2,222)	$662
Year ended December 31, 2011
Reserves and allowances
Accounts receivable allowance	$910	$2,030	$(2,415)	$525
Year ended December 31, 2010
Reserves and allowances
Accounts receivable allowance	$1,237	$2,705	$(3,032)	$910

(1)	Includes $2.2 million, $1.9 million and $2.6 million in 2012, 2011 and 2010, respectively, charged as a reduction to revenues.

(2)	Represents accounts receivable write-offs, net of recoveries and reserve reductions credited to revenue.

_______                                                                                                                                                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOPER HOLMES, INC.
(Registrant)

April 1, 2013	By:	/s/ Ransom J. Parker
Ransom J. Parker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ransom J. Parker	Chief Executive Officer;	April 1, 2013
Ransom J. Parker	Director

*		April 1, 2013
Ronald Aprahamian	Director

*		April 1, 2013
Larry Ferguson	Director

*		April 1, 2013
Elaine Rigolosi	Director

*		April 1, 2013
Kenneth R. Rossano	Director

*		April 1, 2013
Thomas Watford	Director

/s/ Michael J. Shea	Senior V.P. and Chief	April 1, 2013
Michael J. Shea	Financial and Accounting Officer

*Ransom J. Parker, by signing his name hereto, does hereby sign this Report for the persons before whose printed name an asterisk appears, pursuant to the power of attorney duly executed by such person and filed as Exhibit 24 hereto with the Securities and Exchange Commission.

Leadership Information

Directors

Ronald V. Aprahamian
Private Investor

Mr. Aprahamian, age 66, was elected a director of the Company at the 2009 annual meeting.  He has a long record of involvement in business development activities as an investor, a board member, a chief executive officer, and a consultant for companies engaged in healthcare, technology, banking and other industries.  Most recently, he has served on the boards of Sunrise Senior Living, Inc., Superior Consultant Holdings Corp. and First Consulting Group, Inc.  Mr. Aprahamian was named Chair of the Board on January 25, 2012.  (Term expires at the Annual Meeting in 2013.)

Larry Ferguson
Chief Executive Officer – The Ferguson Group;  Formerly Chief Executive Officer – First Consulting Group, Inc.

Mr. Ferguson, age 63, was elected a director of the Company at the 2009 annual meeting.  He has served as CEO of several publicly traded and privately held companies, including First Consulting Group, Inc. from 2006-2008.  He has served on more than twelve corporate boards, including positions as board chair and committee chair.  He currently serves as CEO of the Ferguson Group, a private equity consulting and investment firm focused on healthcare and life sciences IT companies.  He also serves on the board of Accelrys, Inc., a publicly traded company.  He has also held executive positions with American Express and First Data Corporation. Mr. Ferguson served as Chair of the Board from July 2009 until January 25, 2012, at which time he became a Chair of the Governance and Nominating Committee. He is also a member of the Compensation Committee and the Audit Committee.  (Term expires at the Annual Meeting in 2013.)

Ransom J. Parker
President and Chief Executive Officer - Hooper Holmes, Inc.

Mr. Parker, age 63, was named the Company's President and Chief Executive Officer effective September 15, 2010. He has been a senior executive, director and private equity investor in healthcare and technology companies for more than thirty years. Prior to becoming our President and CEO, Mr. Parker was a principal of Cerulean Advisors, and was a general partner of Redshift Ventures, where his focus as an investor and a director was on corporate governance, strategic planning, capitalization and management development at over a dozen companies. He also served as President and Chief Operating Officer of The Compucare Company, and held senior executive positions at Shared Medical Systems Corporation and Technicon Data Systems. (Term expires at the Annual Meeting in 2013.)

Dr. Elaine L. Rigolosi
Professor of Education Department of Organization and Leadership, Teachers College, Columbia University

Dr. Rigolosi, Ed.D, J.D., age 68, is Professor of Education in the Department of Organization and Leadership at Teachers College, Columbia University. She has been associated with Columbia University since 1976, and has maintained a private consulting practice in management for health care organizations since 1974. Dr. Rigolosi has been a director of the Company since 1989, and she is the Chair of the Compensation Committee and a member of the Governance and Nominating Committee. (Term expires at the Annual Meeting in 2013.)

Kenneth R. Rossano
Private Investor.

Mr. Rossano, age 78, is a private investor and consultant to Korn Ferry International in Boston, MA. He has been a director of the Company since 1967, and is a member of the Audit Committee and the Compensation Committee. Mr. Rossano is also a director of Active International, Inc. (Term expires at the Annual Meeting in 2013.)

Thomas Watford
President and Chief Operating Officer - Santa Rosa Consulting

Mr. Watford, age 52, was appointed a Director of the Company in December 2010, and is the Chair of the Audit Committee. He has over 25 years of experience in the healthcare industry, including as a senior executive and as a consultant with expertise in financial and operations management and IT services for healthcare and life sciences companies. He currently serves as President and Chief Operating Officer of Santa Rosa Consulting, a company offering strategic and operational consulting services to healthcare companies. Previously, Mr. Watford served as Chief Financial Officer and Chief Operating Officer of First Consulting Group, Inc., and was an Associate Partner in the Healthcare Practice group of the consulting firm Accenture. (Term expires at the Annual Meeting in 2013.)

Officers

Ransom J. Parker
Chief Executive Officer and President

Michael J. Shea
Senior Vice President and Chief Financial Officer, Treasurer

Burt R. Wolder
Senior Vice President and Chief Marketing Officer

Mark C. Rosenblum
Senior Vice President, General Counsel and Secretary

Joseph A. Marone
Vice President and Controller