Form 10-Q
period 2013-03-31
HOOPER HOLMES INC
filed 2013-05-10
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares outstanding of the Registrant's common stock as of April 30, 2013 was:
Common Stock, $.04 par value - 69,835,387 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES

PART I - Financial Information

Item 1. Financial Statements (unaudited)

Hooper Holmes, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$3,837	$8,319
Accounts receivable, net of allowance for doubtful accounts of
$554 and $662 at March 31, 2013 and December 31, 2012,
respectively	18,734	17,018
Inventories	2,333	2,231
Other current assets	1,196	774
Total current assets	26,100	28,342

Property, plant and equipment at cost	50,066	49,675
Less: Accumulated depreciation and amortization	42,721	41,961
Property, plant and equipment, net	7,345	7,714

Other assets	1,400	362
Total assets	$34,845	$36,418

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,696	$6,783
Accrued expenses	4,500	4,589
Total current liabilities	12,196	11,372
Other long-term liabilities	1,113	1,185
Commitments and contingencies (Note 9)

Stockholders' Equity:
Common stock, par value $.04 per share; Authorized: 240,000,000 shares; Issued: 69,844,782 shares at March 31, 2013 and December 31, 2012; Outstanding: 69,835,387 shares at March 31, 2013 and December 31, 2012	2,794	2,794
Additional paid-in capital	149,777	149,542
Accumulated deficit	(130,964)	(128,404)
	21,607	23,932
Less: Treasury stock, at cost; 9,395 shares at March 31, 2013 and December 31, 2012	(71)	(71)
Total stockholders' equity	21,536	23,861
Total liabilities and stockholders' equity	$34,845	$36,418

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2013	2012
Revenues	$34,785	$38,792
Cost of operations	27,381	29,773
Gross profit	7,404	9,019
Selling, general and administrative expenses	9,737	11,453
Impairment of long-lived assets	122	—
Restructuring charges	12	617
Operating loss	(2,467)	(3,051)
Other expense:
Interest expense	(2)	(4)
Interest income	3	9
Other expense, net	(80)	(72)
	(79)	(67)
Loss before income taxes	(2,546)	(3,118)

Income tax expense	14	20

Net loss	$(2,560)	$(3,138)
Basic and diluted loss per share:
Basic	$(0.04)	$(0.05)
Diluted	$(0.04)	$(0.05)

Weighted average number of shares - Basic	69,835,387	69,669,587
Weighted average number of shares - Diluted	69,835,387	69,669,587

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,560)	$(3,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	646	962
Amortization	—	78
Provision for bad debt expense	26	30
Share-based compensation expense	235	148
Impairment and loss/gain on disposal of fixed assets	123	(14)
Change in assets and liabilities:
Accounts receivable	(1,742)	(2,175)
Inventories	(102)	(280)
Other assets	(502)	655
Accounts payable, accrued expenses and other long-term liabilities	720	1,378
Net cash used in operating activities	(3,156)	(2,356)

Cash flows from investing activities:
Capital expenditures	(311)	(986)
Proceeds from sale of fixed assets	—	50
Net cash used in investing activities	(311)	(936)

Cash flows from financing activities:
Reduction in capital lease obligations	(48)	(72)
Debt financing fees	(967)	(101)
Net cash used in financing activities	(1,015)	(173)

Net decrease in cash and cash equivalents	(4,482)	(3,465)
Cash and cash equivalents at beginning of period	8,319	16,917
Cash and cash equivalents at end of period	$3,837	$13,452

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$182	$541
Fixed assets acquired by capital lease	$62	$—
Supplemental disclosure of cash paid during period for:
Income taxes	$—	$12

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
March 31, 2013
(unaudited)

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

The Company's core activities consist of arranging for paramedical examinations on behalf of insurance carriers, primarily in connection with such carriers’ processing and evaluation of the risks associated with underwriting life insurance policies. As a provider of health risk assessment services to the insurance industry, the Company's business is subject to seasonality, with third quarter sales typically dropping below the other quarters due to the decline in activity typically experienced by the insurance industry during the summer months.

b) The unaudited interim consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2012 Annual Report on Form 10-K, filed with the SEC on April 1, 2013.

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

The results of operations for the three month periods ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Note 2: Liquidity

For the three month periods ended March 31, 2013 and 2012, the Company incurred net losses of $2.6 million and $3.1 million, respectively, which include losses from operations. Restructuring charges are included in results for each of the three month periods ended March 31, 2013 and 2012.  The Company has managed its liquidity through a series of cost reduction and accounts receivable collection initiatives, and by obtaining a new credit facility.

At March 31, 2013, the Company had $3.8 million in cash and cash equivalents and no outstanding debt.  The Company's net cash used in operating activities for the three month periods ended March 31, 2013 and 2012 was $3.2 million and $2.4 million, respectively. For the three month periods ended March 31, 2013 and 2012, the Company's capital expenditures totaled $0.3 million and $1.0 million, respectively.

As of February 28, 2013, the Company entered into a three year Loan and Security Agreement, amended as of March 28, 2013 by the First Amendment (collectively, the “2013 Loan and Security Agreement”) with Keltic Financial Partners II, LP (“Keltic Financial”), the proceeds of which are to be used for working capital purposes and capital expenditures. The 2013 Loan and Security Agreement provides a revolving credit facility to the Company in an aggregate principal amount at any one time outstanding which does not exceed 85% of “Eligible Receivables” (as defined in the 2013 Loan and Security Agreement), provided that in no event can the aggregate amount of the revolving credit loans at any time exceed $10 million. The Company may also request a revolving credit increase amount, not to exceed $5 million, subject to certain terms and conditions and at the sole discretion of Keltic Financial.

The 2013 Loan and Security Agreement contains covenants, including financial covenants which require the Company to achieve a minimum EBITDA amount (earnings before interest expense, taxes, depreciation and amortization) with the twelve months ending June 30, 2014 as the first measurement date. In addition, the Company has limitations on the maximum amount of unfunded capital expenditures for each fiscal year, beginning with the year ending December 31, 2013.

The failure of the Company or any subsidiary guarantor to comply with any of the covenants may limit or eliminate the Company's borrowing capability under the terms of the 2013 Loan and Security Agreement.

During 2012, the Company continued to restructure its Portamedic service line, which restructuring included the deployment of a new model for delivering paramedical exam services. The restructure has resulted in, among other things, the closure of branch offices, headcount reductions, the elimination of both fixed and variable costs and the consolidation of certain services into centralized customer service centers. For the three month period ended March 31, 2013, the Company's consolidated revenues totaled $34.8 million, representing a decline of 10.3% from the prior year period which was primarily attributable to the Portamedic service line.  The Company is monitoring the impact of the new Portamedic delivery model and will continue to modify and expand the model, with management's longer-term expectation of a favorable impact on future Portamedic revenues. Nonetheless, in response to the declining revenues in the fourth quarter of 2012, the Company implemented additional actions to reduce its costs and cash outflows, including headcount reductions and a reduction in capital expenditures and operating expenses.  These and other actions taken during 2012 have contributed to the 15.0% reduction in first quarter 2013 selling, general and administrative expenses, as compared to the first quarter of 2012, and are expected to reduce or delay expenses and uses of cash during the remainder of 2013 and thereafter.

If the new Portamedic delivery model, and the Company's other services, are not successful and revenues continue to decline, operating losses will continue, assets may become further impaired (see note 4) and the Company will be required to take additional actions to further reduce or delay expenses and uses of cash. Reductions or restrictions of Eligible Receivables could affect the Company's borrowing capacity. There is no guarantee that the Portamedic delivery model will reverse the decline in revenues or that the Company's cost reduction actions will generate the savings necessary to offset revenue declines, operating losses and uses of cash.

In addition, if the Company is unsuccessful in reversing past revenue declines and cost reduction initiatives cannot be implemented to offset revenue declines, the Company may fail to satisfy the financial covenants in the 2013 Loan and Security Agreement, as discussed in Note 8. The Company's failure to comply with these financial covenants may limit or eliminate its borrowing capacity under the terms of the 2013 Loan and Security Agreement. These and other factors would adversely affect the Company's liquidity and its ability to generate profits in the future.

Based on the Company's anticipated level of future revenues, the cost reduction initiatives implemented to date, along with the Company's existing cash, cash equivalents and borrowing capacity, the Company believes it has sufficient funds to meet its cash needs through at least March 31, 2014.

Note 3:	Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents.

The Company's net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the three month periods ended March 31, 2013 and 2012 because the inclusion of common stock equivalents would have been antidilutive. Outstanding stock options to purchase approximately 5,607,500 and shares 3,648,000 shares of the Company's common stock were excluded from the calculation of diluted loss per share for the three month periods ended March 31, 2013 and 2012, respectively, because their exercise prices exceeded the average market price of the Company's common stock for such periods and, therefore, were antidilutive.

Note 4: Impairment of Long-lived Assets

The Company evaluates the recovery of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of assets may not be recoverable.

In June 2012, the Company's Portamedic service line deployed its new model for delivering paramedical exam services. This new model utilizes the following internal use software and website development costs (i) Partnerlink, a workflow system for Portamedic's operations, (ii) ePortamedic.com, a web-based ordering system, and (iii) iParamed e-Exam platform, whereby the Company's health professionals utilize an iParamed equipped netbook to complete exams. In the fourth quarter of 2012, Portamedic revenue declines triggered an impairment evaluation of the above described long-lived assets, and it was determined that the assets were impaired.

During the first quarter 2013, as a result of a continuing decline in Portamedic revenues, the Company recorded an additional impairment charge of $0.1 million which is included in impairment of long-lived assets in the accompanying consolidated statement of operations for the three month period ended March 31, 2013. This impairment is related to enhancements completed during the first quarter of 2013 for the Partnerlink workflow system and the iParamed e-Exam platform. Impairments of Portamedic asset additions may continue to occur until such time that Portamedic cash flows projected for impairment purposes improve sufficiently to support the carrying values of Portamedic asset additions.

Note 5: Share-Based Compensation

Employee Share-Based Compensation Plans - On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, non-vested stock and performance shares. The 2008 Plan provides for the issuance of an aggregate of 5,000,000 shares. No options for the purchase of shares were granted under the 2008 Plan during each of the three month periods ended March 31, 2013 and 2012. As of March 31, 2013, approximately 270,000 shares remain available for grant under the 2008 Plan.

On May 24, 2011, the Company's shareholders approved the 2011 Omnibus Employee Incentive Plan (the "2011 Plan") providing for the grant of stock options and non-vested stock awards. The 2011 Plan provides for the issuance of an aggregate of 1,500,000 shares. No options were granted under the 2011 Plan during each of the three month periods ended March 31, 2013 and 2012. As of March 31, 2013, approximately 625,000 shares remain available for grant under the 2011 Plan.

Options awarded under the 2008 and 2011 Plans are granted at fair value on the date of grant, are exercisable in accordance with a vesting schedule specified in the grant agreement, and have contractual lives of 10 years from the date of grant. Options to purchase 500,000 of the Company's stock granted to certain executives of the Company in December 2010 vested 50% on each of the first and second anniversaries of the grant. Options to purchase 1,745,000 and 500,000 of the Company's stock granted to certain executives of the Company in July 2012 and July 2011, respectively, vest one-third on each of the first, second and third anniversaries of the grant. All other options granted by the Company vest 25% on each of the second through fifth anniversaries of the grant.

The following table summarizes stock option activity for the three month period ended March 31, 2013:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2012	6,429,250	$1.28
Granted	—	—
Exercised	—	—
Expired	(534,250)	4.47
Forfeited	(12,500)	0.72
Outstanding balance at March 31, 2013	5,882,500	$1.00	7.5	$21
Options exercisable at March 31, 2013	2,602,500	$1.38	6.0	$15

The aggregate intrinsic value disclosed in the table above represents the difference between the Company's closing stock price on the last trading day of the quarter ended March 31, 2013 and the exercise price, multiplied by the number of in-the-money stock options.
No stock options were exercised during either of the three month periods ended March 31, 2013 and 2012. Options for the purchase of 31,250 shares of common stock vested during the three month period ended March 31, 2013, and the aggregate fair value at grant date of these options was $0.01 million. As of March 31, 2013, there was approximately $1.0 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 2.1 years.
In July 2009, an aggregate of 500,000 shares of non-vested stock were granted under the 2008 Plan. The shares vest as follows: 25% after two years and 25% on each of the next three anniversary dates thereafter. As of March 31, 2013, an aggregate of 300,000 shares of such non-vested stock were forfeited and 100,000 were vested. In July 2011, an aggregate of 305,000 shares of non-vested stock were granted under the 2008 Plan. As of March 31, 2013, an aggregate of 45,000 shares of such non-vested stock were forfeited and were 85,800 vested. The shares vest as follows: 33% on each of the first and second anniversary dates and 34% on the third anniversary. As of March 31, 2013, there was approximately $0.1 million of total unrecognized compensation cost related to non-vested stock awards. The cost is expected to be recognized over a weighted average period of 1.3 years.
Employee Stock Purchase Plan - In February 2012, under the Stock Purchase Plan (2004) of Hooper Holmes, Inc. (the "2004 Plan"), purchase rights for approximately 273,000 shares of the Company's stock were granted to eligible participating employees with an aggregate grant date fair value of $0.05 million, based on the Black-Scholes pricing model. This offering period concluded in March 2013 and, in accordance with the 2004 Plan's automatic termination provision, no shares were issued. In February 2013, under the 2004 Plan, purchase rights for approximately 233,000 shares were granted with an aggregate fair value of $0.03 million, based on the Black-Scholes option pricing model. The February 2013 offering period will conclude in March 2014.
Other Stock Awards - On May 30, 2007, the Company's shareholders approved the Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company's stock to the Company's non-employee directors. The total number of shares that may be awarded under the 2007 Plan is 600,000. As of March 31, 2013, there remain available for grant approximately 390,000 shares under the 2007 Plan. Effective June 1, 2007, each non-employee member of the Board of Directors other than the non-executive chair receives 5,000 shares annually and the non-executive chair receives 10,000 shares annually of the Company's stock, with such shares vesting immediately upon issuance. The Company believes that the shares awarded under the 2007 Plan are “restricted securities”, as defined in SEC Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). The Company filed a Registration Statement on Form S-8 with respect to the 2007 Plan on April 16, 2008. The directors who receive shares under the 2007 Plan are "affiliates" as defined in Rule 144 under the Securities Act and thus remain subject to the applicable provisions of Rule 144. In addition, the terms of the awards (whether or not restricted) specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board or, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member. During the three month periods ended March 31, 2013 and 2012, no shares were awarded under the 2007 Plan.

The Company recorded $0.2 million and $0.1 million of share-based compensation expense in selling, general and administrative expenses for the three month periods ended March 31, 2013 and 2012, respectively, related to stock options, non-vested stock, restricted stock awards and the 2004 Plan.

Note 6: Inventories

Included in inventories at March 31, 2013 and December 31, 2012 are $1.5 million and $1.3 million, respectively, of finished goods and $0.8 million and $0.9 million, respectively, of components.

Note 7: Restructuring Charges

During the three month periods ended March 31, 2013 and 2012, the Company recorded restructuring charges totaling $0.01 million and $0.62 million, respectively. The restructuring charges consisted primarily of employee severance costs associated with the Portamedic service line. As the Company continues to optimize the new Portamedic delivery model deployed in June 2012, the Company may incur additional restructuring charges.

At March 31, 2013, $0.5 million related to 2012 restructuring charges is recorded in accrued expenses in the accompanying consolidated balance sheet. Cash payments related to the above described restructuring charges are expected to be completed within the next twelve months, except for certain long-term branch office closure costs of $0.1 million, which are recorded in other long-term liabilities as of March 31, 2013.

Note 8: Loan and Security Agreements
As of February 28, 2013, in conjunction with the Company entering into the 2013 Loan and Security Agreement, the Company terminated the 2009 Loan and Security Agreement (the "2009 Loan and Security Agreement") with TD Bank, N.A. During the three months ended March 31, 2013 and 2012, in connection with the 2009 Loan and Security Agreement, the Company incurred unused line fees of $0.02 million and $0.04 million, respectively.

2013 Loan and Security Agreement

Proceeds from the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The 2013 Loan and Security Agreement provides a revolving credit facility to the Company in an aggregate principal amount at any one time outstanding which does not exceed 85% of “Eligible Receivables” (as defined in the 2013 Loan and Security Agreement), provided that in no event can the aggregate amount of the revolving credit loans at any time exceed $10 million. The Company may also request a revolving credit limit increase, not to exceed $5 million, subject to certain terms and conditions and at the sole discretion of Keltic Financial. As of March 31, 2013, there were no outstanding borrowings.

As of March 28, 2013, the Company entered into the First Amendment to the 2013 Loan and Security Agreement. Under the First Amendment, the annual facility fee increased to 1.5% from 1.0% of the revolving credit limit of $10 million; the monthly collateral management fee increased to $2,500 per month from $1,500 per month; and the monthly collateral management fee increased to $5,000 per month from $3,000 per month if there is an occurrence or event of default. In addition, the early termination fee changed a) if prior to the first anniversary of the effective date, from 3% to 5% of the revolving credit limit; b) if after the first anniversary but before the second anniversary of the effective date, from 2% to 3% of the revolving credit; and c) if after the second anniversary but prior to the third anniversary of the effective date, from 1% to 2% of the revolving credit limit. Also, the Company granted to the lender a mortgage of the Company's corporate headquarters building as additional security. In regard to the financial covenants, the first EBITDA measurement date changed from the six months ended June 30, 2013 to the twelve months ending June 30, 2014. The Company paid an amendment fee of $0.2 million.

Interest on revolving credit loans will be calculated based on the greatest of (i) the annualized prime rate plus 2.75%, (ii) the 90 day LIBOR rate plus 5.25%, and (iii) 6% per annum. In connection with the 2013 Loan and Security Agreement, the Company incurred a commitment fee of $0.1 million and other issue costs totaling $0.7 million. During the three months ended March 31, 2013, in connection with the 2013 Loan and Security Agreement the Company incurred $0.01 million in facility fees.

The revolving credit loans are payable in full, together with all accrued interest and fees, on February 28, 2016. The 2013 Loan and Security Agreement provides for the prepayment of the entire outstanding balance of the revolving credit loans, however the Company would be required to pay an early termination fee as noted above.

As security for the Company's payment and other obligations under the 2013 Loan and Security Agreement, the Company granted Keltic Financial a security interest in all existing and after-acquired property of the Company and its subsidiary guarantors, including its receivables (which are subject to a lockbox account arrangement), inventory, equipment and corporate headquarters.  The aforementioned security interest is collectively referred to herein as the “collateral”. In addition, in connection with entering into the First Amendment to the 2013 Loan and Security Agreement as March 28, 2013, the Company granted to the lender a mortgage of the Company's headquarters building as additional security.

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

The 2013 Loan and Security Agreement also contains financial covenants, which require the Company to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation and amortization) with the twelve months ending June 30, 2014, as amended, as the first measurement date. In addition, the Company has limitations on the maximum amount of unfunded capital expenditures for each fiscal year, beginning with the year ending December 31, 2013.

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

Note 10: Litigation

On April 23, 2012, a complaint was filed against the Company in U.S. District Court for the District of New Jersey on behalf of a purported class of employee examiners alleging, among other things, that the Company had failed to pay overtime compensation to certain employees as required by federal law. On May 24, 2012, a related complaint was filed against the Company in the same court alleging, among other things, that the Company similarly failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaints seek award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company believes the allegations in the cases are without merit, has filed answers in both cases denying the substantive allegations therein. By Consent Order filed March 11, 2013, the court approved a settlement between the Company and the named plaintiffs in the employee case, and the case was dismissed with prejudice. Preliminary discovery and motion practice are being conducted in the independent contractor case.

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

Note 11: Income Taxes

The Company recorded tax expense of $0.01 million and $0.02 million for the three month periods ended March 31, 2013 and 2012, respectively, reflecting certain state tax liabilities No amounts were recorded for unrecognized tax benefits or for the payment of interest and penalties during the three month periods ended March 31, 2013 and 2012. No federal or state tax benefits were recorded relating to the current year loss, as the Company continues to believe that a full valuation allowance is required on its net deferred tax assets.
In July 2008, the Company received notification from the Internal Revenue Service that it had completed its audits of the Company's tax returns for the years 2001 through 2006 with no adjustments. An examination of the Company's 2011 federal income tax return is currently underway. State income tax returns for the year 2008 and forward are subject to examination.

As of March 31, 2013, the Company has U.S. federal and state net operating loss carryforwards of approximately $116.5 million and $111.3 million, respectively. The net operating loss carryforwards, if unutilized, will expire in the years 2013 through 2032.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, risks related to customer concerns about our financial health, our liquidity and ability to comply with financial covenants in our Loan and Security Agreement, declines in our business, our competition, and our ability to successfully implement our new Portamedic delivery model and its related impact on revenue, along with other cost reduction initiatives. The section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, entitled “Risk Factors” and similar discussions in our other filings with the Securities and Exchange Commission (“SEC”) discuss these and other important risks that may affect our business, results of operations, cash flows and financial condition. Investors should consider these factors before deciding to make or maintain an investment in our securities. The forward-looking statements included in this Report are based on information available to us as of the date of this Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

Our Portamedic paramedical examination services accounted for 64.7% and 68.7% of revenues for the three month periods ended March 31, 2013 and 2012, respectively. As a provider of health risk assessment services to the insurance industry, our business is subject to seasonality, with third quarter sales typically dropping below the other quarters due to the decline in activity typically experienced by the insurance industry during the summer months.

Highlights for the Three Month Period Ended March 31, 2013

The Company

For the three month period ended March 31, 2013, consolidated revenues totaled $34.8 million, a 10.3% decline from the corresponding prior year period. Our gross profit totaled $7.4 million for the three month period ended March 31, 2013 versus $9.0 million in the comparable period of the prior year. Our gross profit percentage was 21.3% for the three month period ended March 31, 2013, representing a decline from the gross profit percentage of 23.2% for the three month period ended March 31, 2012, primarily attributable to gross profit declines in our Portamedic service line.

SG&A expenses were $9.7 million in the three month period ended March 31, 2013, a decrease of $1.7 million, or 15.0%, in comparison to the three month period ended March 31, 2012. During the three month periods ended March 31, 2013 and 2012, restructuring charges totaled $0.01 million and $0.62 million, respectively, primarily consisting of employee severance costs.

Our operating loss for the three month period ended March 31, 2013 was $2.5 million compared to a $3.1 million for the comparable prior year period.

For the three month period ended March 31, 2013, we incurred a net loss of $2.6 million, or $0.04 per share on both a basic and diluted basis, compared to net loss of $3.1 million, or $0.05 per share on both a basic and diluted basis, for the comparable prior year period.

Leadership Transition

On April 8, 2013, Henry E. Dubois was appointed President and Chief Executive Officer of the Company and a member of the Board of Directors, following the resignation of Ransom J. Parker. Mr. Dubois had been serving as a consultant to our Board on business strategy and financial operations since January 2013.

Restructure of Portamedic Operations

In 2011, we began a business transformation of our Portamedic service line. The first phase of the transformation consisted of our investment of approximately $5.0 million in new systems and technology that served as the foundation for the second phase of Portamedic's transformation, a new model for delivering paramedical exams. These new systems, now deployed, include (i) Partnerlink, a new workflow system for our Portamedic operations; (ii) ePortamedic.com, a new ordering and status website for insurance agents that diagnoses service requirements based on insurance company rules; (iii) a new Life Application Processing Platform that makes it easier for financial advisors and brokers to sell life insurance; (iv) the latest version of our iParamed e-Exam, which allows electronic exams to be completed even in areas with poor wireless connections; and (v) a new direct-to-examiner inventory and tracking system for laboratory testing kits.
In June 2012, we began the second phase of our Portamedic service line transformation, which included the deployment of our new model for delivering paramedical exam services. The service model is a new optimized approach for ordering, scheduling and delivering paramedical exams in the applicant's home or office any time, anywhere in the U.S. Since the beginning of the second phase of the transformation, over 100 local administrative offices have been consolidated into approximately 50 integrated customer service centers located across 14 Company-defined regions. These service centers are designed to take advantage of our existing call center capabilities and IT investments to enable us to provide better levels of service, which we expect will lead to improved sales of Portamedic exams. In addition, the new model for delivering exam services has enabled us to reduce our facilities footprint and reduce labor costs previously associated with performing certain administrative and management tasks in each of our over 100 offices. We expect that, on an annual basis, the changes we implemented in 2012 have reduced the Company's cost structure by approximately $8.0 million beginning in the third quarter of 2012, primarily attributable to a reduction in the number of local branch offices and the related lease expense, headcount reductions resulting from centralizing administrative functions such as imaging and billing, and reduced operating expenses, including lower shipping expenses resulting from our new direct-to-examiner inventory system.

For the three month periods ended March 31, 2013 and 2012, the Company's consolidated revenues totaled $34.8 million and $38.8 million, respectively, representing a decline of 10.3% from the prior year period which was primarily attributable to the Portamedic service line. The number of examinations completed by Portamedic in the first quarter of 2013 was negatively impacted by a continuing weak economy, loss of market share and a reduction in life insurance applications requiring a paramedical exam, which we have continued to experience over the past few years. Although the new Portamedic delivery model resulted in a lower cost structure (branch office closures and centralized services), given the complexity of the new delivery model, we are continuing to address certain sales and operational issues related to the new model in an effort to improve future sales. Further optimization of our delivery model is expected to continue throughout the remainder of 2013.

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

In the fourth quarter of 2012, Portamedic revenue declines triggered us to perform an impairment evaluation of the long-lived assets primarily associated with the new Portamedic model for delivering paramedical exam services, and it was determined that the assets were impaired. During the first quarter of 2013, as a result of the continuing decline in Portamedic revenues, we recorded an additional impairment charge of $0.1 million which is included in impairment of long-lived assets in our consolidated statement of operations for the three month period ended March 31, 2013. This impairment is related to enhancements completed during the first quarter of 2013 for the Partnerlink workflow system and the iParamed e-Exam platform. Although impairments of Portamedic asset additions may continue to occur until such time that Portamedic cash flows improve sufficiently to support the carrying values of Portamedic asset additions, both Partnerlink and iParamed remain an essential part of our Portamedic strategy and we expect to continue to utilize these systems in the foreseeable future.

The changes to Portamedic comprise a large-scale operational transformation designed to give Hooper Holmes the competitive advantages of faster and more accurate service delivery and lower operating costs. We believe that this restructuring and capital investment is necessary to meet the needs of customers in the paramed industry for consistent service, accurate scheduling, and timely completion of exams.
Loan and Security Agreement

As of February 28, 2013, in conjunction with entering into a new three year Loan and Security Agreement, as amended as of March 28, 2013 by the First Amendment (collectively, the "2013 Loan and Security Agreement") with Keltic Financial Partners II, LP ("Keltic Financial"), we terminated our Loan and Security Agreement with TD Bank, N.A. The 2013 Loan and Security Agreement provides us with a revolving credit facility in an aggregate principal amount at any one time outstanding which does not exceed 85% of Eligible Receivables (as defined in the 2013 Loan and Security Agreement), provided that in no event can the aggregate amount of the revolving credit loans at any time exceed $10 million. We may also request a revolving credit limit increase, not to exceed $5 million, subject to certain terms and conditions and at the sole discretion of Keltic Financial. See note 8 to the consolidated financial statements.

Portamedic

In the quarter ended March 31, 2013, Portamedic revenues decreased approximately 15.6% in comparison to the prior year period. The primary driver of our revenue decline was the decrease in completed examinations in the first quarter 2013 of 15.8%, compared to the first quarter of 2012. The average revenue per paramedical examination increased 0.8% in the quarter ended March 31, 2013, compared to the prior year period. We continue to believe that achieving acceptable profitability levels will require top-line revenue growth and reversing past revenue declines. Although we have contracts or billing approvals with over 90% of the insurance carriers in the marketplace, the number of paramedical examinations we complete on life insurance applicants continued to decline.  The annual rate of decline in completed examinations for 2012 was 10.4% compared to 2011, with a 6.5% decline in 2011 compared to 2010. As noted previously, the number of examinations completed by Portamedic in the first quarter of 2013 was negatively impacted by a continuing weak economy, loss of market share and a reduction in life insurance applications requiring a paramedical exam, which we have continued to experience over the past few years. The number of examinations completed by Portamedic in the first quarter 2013 was also negatively impacted by the June 2012 deployment of our new Portamedic service delivery model and the related sales/operational issues associated with the implementation of this new model. The new Portamedic service delivery model resulted in, among other things, the closure of branch offices, headcount reductions, the elimination of both fixed and variable costs and the consolidation of certain services into centralized customer service centers.

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

•
We added a new Vice-President of Portamedic Provider Relations. This position is dedicated to building our network of health professionals for both our Portamedic service line and our Health and Wellness service line. We established a team of 14 Health Professional Managers to recruit, educate and mentor our national health professional network.

•
We reorganized our Portamedic service line into 14 regions, with a leader and customer service team assigned to each. We replaced local administrative offices with integrated customer service centers strategically located across the 14 regions. Administrative functions such as imaging and billing have been centralized. In addition, every job in our Portamedic service line from senior management to customer service representative has a new position description tied to quality measures that we believe directly align with customer expectations.

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

•
We have promoted and hired new field sales managers. We introduced new field sales and regional operations incentive compensation plans and performance measurement systems, while implementing a new Customer Relationship Management system for our sales teams.

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

Heritage Labs

Heritage Labs services consist principally of performing tests of blood, urine and oral fluid specimens and the assembly and sale of kits used in the collection and transportation of such specimens to its lab facility. Heritage Labs revenues in the first quarter of 2013 were $3.1 million, a decrease of 15.1% as compared to the prior year period due to decreased revenue from both lab testing and kit assembly. In the first quarter of 2013, approximately 60% of Heritage Labs revenue came from lab testing and 40% came from the sale of specimen kits.

Heritage Labs has taken the following steps in order to reverse revenue declines and identify new customers:

•
Heritage Labs continues to focus on data modeling to gain a better understanding of the true mortality consequences of the laboratory tests that we provide to the insurance industry. Our objective is to assist our clients in their ability to develop new insurance products and establish more accurate premium rating or pricing techniques using the lab mortality data that we have developed. We have developed risk scores to help our insurance clients better understand the mortality implications between and among interactions of multiple tests related to specific disease states. We believe that the mortality data we are providing are unique and more complex than the data being provided by our competitors and that we will be able to leverage the value of the data we supply to gain new business.

•
We have developed sales initiatives designed to increase the number of paramedical examinations completed by our Portamedic service line that generate lab testing orders for Heritage Labs. We have also developed sales initiatives designed to increase the volume of lab test orders for Heritage Labs that are not generated by Portamedic exams.

Health & Wellness

Health & Wellness revenues in the first quarter of 2013 were $5.2 million, an increase of $1.1 million, or 26.6%, from the prior year period. This increase in revenue is primarily attributable to a 24.0% increase in the number of health screenings performed. In the first quarter of 2013, Health & Wellness performed approximately 93,000 health screenings, compared to 75,000 health screenings in the prior year period. We have conducted screening events in every state in the U.S. as well as the District of Columbia and Puerto Rico. To date, we have certified approximately 3,200 of the examiners in our network to be “wellness certified” examiners.

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

We believe the market for health and wellness is likely to grow over the next three to five years, and that we are well positioned to increase revenues from our biometric screening and other related services. Several recent milestones include:

•
We completed technology integration, staffing and training, and developed new standard operating procedures required to serve Westat, Inc. in support of a large government study of tobacco use in the United States, a landmark collaboration between the National Institute of Health and the U.S. Food and Drug Administration.

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

Hooper Holmes Services

Hooper Holmes Services revenues for the first quarter 2013 were $4.5 million, a decrease of 9.7% in comparison to the prior year period. Hooper Holmes Services' three main sources of revenue are Health Information Services (which includes attending physician statement, "APS", retrieval and physicians information line, "PIL"), Consumer Services and Health Risk Analytics.

APS retrieval and PIL revenues totaled $2.0 million in the first quarter of 2013, a decrease of 13.3% in comparison with the prior year period. This decrease in revenue is primarily due to a decline in the number of APS/PIL units performed during the first quarter of 2013 compared to the prior year period, along with a 9.8% decrease in the average price per APS/PIL unit over the same comparable periods. Revenues from Consumer Services totaled $1.0 million in the first quarter of 2013, a decline of 11.5% as compared to the prior year period. First quarter 2013 revenue from Health Risk Analytics (our risk management and underwriting services) decreased 2.8%, as compared to the prior year period.

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

In the first quarter of 2013, the metrics which we monitored included:

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three month periods ended March 31, 2013 and 2012

The table below sets forth our revenue by service line for the periods indicated.

(in thousands)	For the Three Months Ended March 31,
	2013	2012	% Change

Portamedic	$22,517	$26,666	(15.6)%
Heritage Labs	3,144	3,705	(15.1)%
Health & Wellness	5,150	4,067	26.6%
Hooper Holmes Services	4,479	4,960	(9.7)%
Subtotal	35,290	39,398
Intercompany eliminations(a)	(505)	(606)
Total	$34,785	$38,792	(10.3)%

(a) represents intercompany sales from Heritage Labs to Portamedic

Revenues

Consolidated revenues for the three month period ended March 31, 2013 were $34.8 million, a decline of $4.0 million, or 10.3%, from the prior year period.

Portamedic

Portamedic revenues in the first quarter of 2013 were $22.5 million, a decrease of $4.1 million, or 15.6%, compared to the prior year period.

•
a decrease in paramedical examinations performed in the first quarter of 2013 of approximately 15.8% (267,000 in the first quarter of 2013, or 4,236 per day, vs. 317,000 in the first quarter of 2012, or 4,957 per day); and

•
an increase in average revenue per paramedical examination in the first quarter of 2013 of approximately 0.8% as compared to the first quarter of 2012 ($84.19 in the first quarter of 2013 vs. $83.53 in the first quarter of 2012).

The reduction in Portamedic revenue in the first quarter 2013 was due to a continuing weak economy, loss of market share and reduction in life insurance applications requiring a paramedical exam, which we have continued to experience over the past few years. The annual decline in the number of Portamedic examinations was 10.4% in 2012 compared to 2011.The number of examinations completed by Portamedic in the first quarter 2013 was also negatively impacted by the June 2012 deployment of our new Portamedic service delivery model and the related sales/operational issues associated with the implementation of this new model. The new Portamedic service delivery model resulted in, among other things, the closure of branch offices, headcount reductions, the elimination of both fixed and variable costs and the consolidation of certain services into centralized customer service centers.

Heritage Labs

Heritage Labs revenues in the first quarter of 2013 were $3.1 million, a decrease of $0.6 million, or 15.1%, compared to the prior year period.

During the first quarter of 2013, revenue from lab testing (approximately 60% of total Heritage Labs revenue in the first quarter of 2013) decreased 11.7% in comparison to the prior year period. Heritage Labs tested 10.9% fewer specimens compared to the prior year period (115,000 in the first quarter of 2013 vs. 129,000 in the first quarter of 2012). Heritage Labs average revenue per specimen tested decreased in the first quarter of 2013 compared to the prior year period ($16.55 in the first quarter of 2013 vs. $16.73 in the first quarter of 2012) primarily due to a decrease in average service price, partially offset by an increase in shipping costs passed on to our customers.

During the first quarter of 2013, revenue from lab kit assembly (approximately 40% of Heritage Labs revenue in the first quarter of 2013) decreased 19.9% as compared to the prior year period.

Approximately 65% of total specimens tested by Heritage Labs originate from a Portamedic paramedical exam or a Health & Wellness screening.

Health & Wellness

Health & Wellness revenues in the first quarter of 2013 were $5.2 million, an increase of $1.1 million, or 26.6%, compared to the prior year period. Our revenue increase in the first quarter of 2013 compared to the first quarter of 2012 is primarily due to an increased number of screenings that we provided. Health & Wellness performed 24.0% more health screenings compared to the first quarter of 2012 (93,000 in first quarter of 2013 vs. 75,000 in first quarter of 2012).  We have conducted screening events in every state in the U.S. as well as The District of Columbia and Puerto Rico.

To date, we have certified approximately 3,200 of the examiners in our network to be “wellness certified” examiners.

Hooper Holmes Services

Hooper Holmes Services revenues for the first quarter of 2013 were $4.5 million, a decrease of 9.7% from the prior year period.

Health Information Services revenue totaled $2.5 million in the first quarter of 2013, a decrease of $0.3 million, or 11.5%, compared to the prior year period. Revenue from our APS retrieval and PIL decreased 13.3% to $2.0 million in the first quarter of 2013 as compared to the prior year period primarily due to a decrease of 9.8% in the number of APS/PIL units performed during the first quarter 2013 as compared to the prior year period. The average price per APS/PIL unit in the first quarter 2013 decreased 3.9% as compared to the prior year period, and also contributed to the decline in revenue. Inspection and Motor Vehicle Report ("MVR") reporting revenue totaled $0.5 million in the first quarter of 2013, a decrease of 4.1% from the prior year period.

Consumer Services includes our tele-underwriting/interviewing services. Revenues from Consumer Services for the first quarter of 2013 decreased 11.5% to $1.0 million as compared to the prior year period. The decrease in revenue is primarily due to a decline in the number of tele-underwriting/interviewing units completed of 13.7% as compared to the first quarter 2012.The decrease in revenue due to the decline in units was offset, to some extent, by a 2.6% increase in the average price per unit in the first quarter 2013 as compared to the prior year period.

Health Risk Analytics includes our risk management and underwriting services. Revenues decreased 2.8% in the first quarter of 2013 to $1.0 million compared to the prior year period.

Cost of Operations

Consolidated cost of operations was $27.4 million for the first quarter of 2013, compared to $29.8 million for the prior year period. The following table shows cost of operations as a percentage of revenues broken down by service line.

(in thousands)	For the Three Months Ended March 31,
	2013	As a % of Revenues	2012	As a % of Revenues
Portamedic/Health & Wellness	$22,277	80.5%	$24,078	78.3%
Heritage Labs	2,131	67.8%	2,428	65.5%
Hooper Holmes Services	3,478	77.7%	3,873	78.1%
Subtotal	27,886		30,379
Intercompany eliminations (a)	(505)		(606)
Total	$27,381	78.7%	$29,773	76.8%

(a) represents intercompany cost of operations pertaining to sales from Heritage Labs to Portamedic

Cost of operations, as a percentage of revenue, increased to 78.7% for the three month period ended March 31, 2013, compared to 76.8% for the comparable prior year period.

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

Heritage Labs cost of operations increased as a percentage of revenues to 67.8% for the three months ended March 31, 2013 as compared to the prior year period. This increase is primarily due to revenues declining at a rate greater than its associated costs, primarily from the lab kit assembly service line. Additionally, cost of sales was impacted by increased handling and warehouse expenses resulting from the warehouse management system installed in 2012.

Hooper Holmes Services cost of operations decreased as a percentage of revenues to 77.7% for the three month period ended March 31, 2013, compared to the prior year period. This decrease is primarily attributable to reduced revenues associated with our lower margin APS retrieval service line.

Selling, General and Administrative Expenses

(in thousands)	For the Three Months Ended March 31,		Decrease
	2013	2012	2013 vs. 2012
Selling, general and administrative expenses	$9,737	$11,453	$(1,716)

Consolidated SG&A expenses for the three month period ended March 31, 2013 decreased $1.7 million compared to the prior year period. The decrease is primarily attributable to decreases of:

•	Incentive compensation expense totaling $0.2 million;

•	IT costs associated with operating our old Portamedic customer ordering system totaling $0.5 million;

•	Portamedic regional and administrative salaries and related expenses totaling $0.5 million;

•	Sales salaries totaling $0.1 million;

•	IT data transmission costs, salaries and reduced depreciation expense (primarily due to impairment of assets in 2012 and 2013) totaling $0.5 million;

•	Reduced health insurance costs and other employee benefits totaling $0.6 million; and

•	Training costs associated with our new customer ordering system totaling $0.3 million.

These decreases in SG&A were partially offset by increases of:

•	Salaries associated with the expansion of our Strategic Development Department totaling $0.1 million;

•	Administrative sales salaries and expenses associated with our Health & Wellness service line totaling $0.2 million;

•	Legal fees totaling $0.2 million;

•	IT maintenance costs associated with our new customer ordering system totaling $0.1 million;

•	Recruiting salaries and related expense totaling $0.1 million; and

•	Executive consulting services and expenses totaling $0.3 million.

Impairment of Long-Lived Assets

We evaluate the recovery of our long-lived assets when events or changes in circumstances occur that indicate that the carrying value of an asset many not be recoverable.

In June 2012, our Portamedic service line deployed its new model for delivering paramedical exam services. This new model utilizes the following internal use software and website development costs: (i) Partnerlink, a new workflow system for Portamedic's operations, (ii) ePortamedic.com, a new web-based ordering system, and (iii) iParamed e-Exam platform, whereby our health professionals utilize an iParamed equipped netbook to complete exams. In the fourth quarter of 2012, Portamedic revenue declines triggered an impairment evaluation of the above described long-lived assets, and it was determined that the assets were impaired.

During the first quarter of 2013, as a result of a continuing decline in Portamedic revenues, we recorded an additional impairment charge $0.1 million which is included in impairment of long-lived assets in our consolidated statement of operations for the three month period ended March 31, 2013. This impairment is related to enhancements completed during the first quarter of 2013 for the Partnerlink workflow system and the iParamed e-Exam platform. Impairments of Portamedic asset additions may continue to occur until such time that Portamedic cash flows projected for impairment purposes improve sufficiently to support the carrying values of Portamedic asset additions.

Restructuring

For the three month periods ended March 31, 2013 and 2012, we recorded restructuring charges of $0.01 million and $0.6 million, respectively. These restructuring charges consisted primarily of severance charges and were primarily associated with our Portamedic service line.

Operating Loss

Our consolidated operating loss for the three month period ended March 31, 2013 was $2.5 million, or 7.1% of consolidated revenues, compared to a consolidated operating loss for the three month period ended March 31, 2012 of $3.1 million, or 7.9% of consolidated revenues.

Other Expense

Other expense, net for the three months ended March 31, 2013 and 2012 was $0.08 million and $0.07 million, respectively, and consisted primarily of bank credit facility fees.

Income Taxes

We recorded a net tax expense of $0.01 million and $0.02 million for the three month periods ended March 31, 2013 and 2012, respectively, which reflects certain state tax liabilities. No federal or state tax benefits were recorded relating to the current or prior year loss, as we continue to believe that a full valuation allowance is required on our net deferred tax assets.

Net Loss

Net loss for the three month period ended March 31, 2013 was $2.6 million, or $0.04 per share on both a basic and diluted basis, compared to a net loss of $3.1 million, or $0.05 per share on both a basic and diluted basis, in the same period of the prior year.

Liquidity and Capital Resources

Our primary sources of liquidity are our cash and cash equivalents and our 2013 Loan and Security Agreement. At March 31, 2013 and December 31, 2012, our working capital was $13.9 million and $17.0 million, respectively. Our current ratio, calculated as current assets divided by current liabilities, as of March 31, 2013 and was 2.1 to 1 compared to and 2.5 to 1 at December 31, 2012. Significant uses affecting our cash flows for the three month period ended March 31, 2013 include:

•	a net loss of $2.6 million, including non-cash charges of $0.6 million in depreciation expense, $0.2 million in share-based compensation expense, and impairment of fixed assets of $0.1 million;

•	an increase in accounts receivable of $1.7 million;

•	an increase in other assets of $1.5 million, including debt issue and amendment fees of $1.0 million;

•	an increase in inventory of $0.1 million; and

•	capital expenditures of $0.3 million.

These uses of cash were partially offset by:

•	a combined net increase in accounts payable, accrued expense and other long-term liabilities of $0.7 million.

Loan and Security Agreements

As of February 28, 2013, in conjunction with entering into the 2013 Loan and Security Agreement, we terminated the 2009 Loan and Security Agreement (the "2009 Loan and Security Agreement") with TD Bank. During the three months ended March 31, 2013 and 2012, in connection with the 2009 Loan and Security Agreement, we incurred unused line fees of $0.02 million and $0.04 million, respectively.

Proceeds from the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The 2013 Loan and Security Agreement provides us with a revolving credit facility in an aggregate principal amount at any one time outstanding which does not exceed 85% of “Eligible Receivables” (as defined in the 2013 Loan and Security Agreement), provided that in no event can the aggregate amount of the revolving credit loans at any time exceed $10 million. We may also request a revolving credit limit increase, not to exceed $5 million, subject to certain terms and conditions and at the sole discretion of Keltic Financial. As of March 31, 2013, there were no outstanding borrowings.

As of March 28, 2013, we entered into the First Amendment to the 2013 Loan and Security Agreement. Under the First Amendment, the annual facility fee increased to 1.5% from 1.0% of the revolving credit limit of $10 million; the monthly collateral management fee increased to $2,500 per month from $1,500 per month; and the monthly collateral management fee increased to $5,000 per month from $3,000 per month if there is an occurrence or event of default. In addition, the early termination fee changed a) if prior to the first anniversary of the effective date, from 3% to 5% of the revolving credit limit; b) if after the first anniversary but before the second anniversary of the effective date, from 2% to 3% of the revolving credit; and c) if after the second anniversary but prior to the third anniversary of the effective date, from 1% to 2% of the revolving credit limit. Also, we granted the lender a mortgage of our headquarters building as additional security. In regard to the financial covenants, the first EBITDA measurement date changed from the six months ended June 30, 2013 to the twelve months ending June 30, 2014. We paid an amendment fee of $0.2 million.

Interest on revolving credit loans will be calculated based on the greatest of (i) the annualized prime rate plus 2.75%, (ii) the 90 day LIBOR rate plus 5.25%, and (iii) 6% per annum. In connection with the 2013 Loan and Security Agreement, we incurred a commitment fee of $0.1 million and other issue costs totaling $0.7 million. During the three months ended March 31, 2013, in connection with the 2013 Loan and Security Agreement we incurred $0.01 million in facility fees.

The revolving credit loans are payable in full, together with all accrued interest and fees, on February 28, 2016. The 2013 Loan and Security Agreement provides for the prepayment of the entire outstanding balance of the revolving credit loans, however we would be required to pay an early termination fee as noted above .

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

The 2013 Loan and Security Agreement contains covenants that, among other things, restrict our ability, and that of our subsidiaries, to:

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

The 2013 Loan and Security Agreement also contains financial covenants, which require us to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation and amortization) with the twelve months ending June 30, 2014, as amended, as the first measurement date. In addition, we have limitations on the maximum amount of unfunded capital expenditures for each fiscal year, beginning with the year ending December 31, 2013.

Our failure or the failure of any of our subsidiary guarantors to comply with any of the covenants or the breach of any of our representations and warranties, contained in the 2013 Loan and Security Agreement, constitutes an event of default under the agreement.

Restructure of Portamedic Operations

During 2012, we continued to restructure our Portamedic service line, which included the deployment of a new model for delivering paramedical exam services. The restructure has resulted in, among other things, the closure of branch offices, headcount reductions, the elimination of both fixed and variable costs and the consolidation of certain services into centralized customer service centers. For the three month period ended March 31, 2013, our consolidated revenues totaled $34.8 million, representing a decline of 10.3% from the prior year period which was primarily attributable to the Portamedic service line.  We are monitoring the impact of the new Portamedic delivery model and will continue to modify and expand the model, with the expectation of a favorable impact on future Portamedic revenues. Nonetheless, in response to the declining revenues in the fourth quarter of 2012, we implemented additional actions to reduce our costs and cash outflows, including headcount reductions and a reduction in capital expenditures and operating expenses.  These and other actions taken during 2012 have contributed to the 15.0% reduction in the first quarter 2013 selling, general and administrative expenses, as compared to the first quarter of 2012, and are expected to reduce or delay expenses and uses of cash during the remainder of 2013 and thereafter.

If the new Portamedic delivery model is not successful and revenues continue to decline, operating losses will continue, further asset impairments may occur and we will be required to take additional actions to further reduce or delay expenses and uses of cash. Reductions or restrictions of Eligible Receivables could affect our borrowing capacity. There is no guarantee that the Portamedic delivery model will reverse the decline in revenues or that our cost reduction actions will generate the savings necessary to offset revenues declines, operating losses and uses of cash.

In addition, if we are unsuccessful in reversing past revenue declines and cost reduction initiatives cannot be implemented to offset revenue declines, we may fail to satisfy the financial covenants maintained in the 2013 Loan and Security Agreement, as discussed in Note 8 to our financial statements. Our failure to comply with these financial covenants may limit or eliminate our borrowing capacity under the terms of our 2013 Loan and Security Agreement. These and other factors would adversely affect our liquidity and our ability to generate profits in the future.

Based on our anticipated level of future revenues, the cost reduction initiatives implemented to date, our existing cash and cash equivalents and borrowing capacity, we believe we have sufficient funds to meet our cash needs through at least March 31, 2014.

Cash Flows from Operating Activities

For the three month period ended March 31, 2013, net cash used in operating activities was $3.2 million, compared to $2.4 million in the prior year period.

The net cash used in operating activities for the three month period ended March 31, 2013 of $3.2 million reflects a net loss of $2.6 million, non-cash charges of $0.6 million of depreciation, $0.2 million of share-based compensation expense, and impairment of fixed assets of $0.1 million. Changes in working capital included:

•
an increase in accounts receivable of $1.7 million. Our consolidated days sales outstanding (“DSO”), measured on a rolling 90-day basis, was 48.5 days at March 31, 2013, compared to 39.9 days at December 31, 2012 and 47.6 days at March 31, 2012. Historically, our accounts receivable balances and our DSO are at their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out. Our first quarter 2013 DSO is consistent with historical trends as it increased in comparison to December 31, 2012. As has historically been the case, we believe our DSO will decrease over the remainder of 2013, and will again be at its lowest point of the year by December 2013. Our consolidated allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $0.1 million since December 31, 2012, resulting from net write-offs of $0.13 million and an additional expense provision of $0.03 million;

•	a combined net increase in accounts payable, accrued expenses and other long-term liabilities of $0.7 million;

•	an increase in inventories of $0.1 million; and

•	an increase in other assets of $0.5 million.

The net cash used in operating activities for the three month period ended March 31, 2012 of $2.4 million reflects a net loss of $3.1 million, including non-cash charges of $1.0 million of depreciation and amortization, and $0.1 million of share-based compensation expense. Changes in working capital included:

•
an increase in accounts receivable of $2.2 million. Our consolidated DSO, measured on a rolling 90-day basis, was 47.6 days at March 31, 2012, compared to 40.5 days at December 31, 2011 and 48.4 days at March 31, 2011. Our consolidated allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $0.01 million since December 31, 2011, resulting from write-offs of $0.04 million offset by an additional expense provision of $0.03 million;

•	a combined net increase in accounts payable, accrued expenses and other long-term liabilities of $1.4 million;

•	an increase in inventories of $0.3 million; and

•	a decrease in other assets of $0.7 million.

Cash Flows used in Investing Activities

For the three month period ended March 31, 2013, we used $0.3 million for capital expenditures primarily related to Partnerlink enhancements (our Portamedic workflow system), and other hardware and software. For the three month period ended March 31, 2012, we used $1.0 million for capital expenditures related to the development of Partnerlink, our new inventory management system and new Heritage Lab specimen analyzing equipment.

Cash Flows used in Financing Activities

The net cash used in financing activities for the three month periods ended March 31, 2013 and 2012 of $1.0 million and $0.2 million, respectively, represents costs associated with our 2009 and 2013 Loan and Security Agreements and a reduction in capital lease obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchases

We did not purchase any shares of our common stock during the three month periods ended March 31, 2013 and 2012.

Dividends

No dividends were paid during the three month periods ended March 31, 2013 and 2012. We are restricted from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2013 Loan and Security Agreement with Keltic Financial.

Contractual Obligations

As of March 31, 2013, there have been no material changes in contractual obligations as disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, under the caption “Contractual Obligations”.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There were no changes to our critical accounting policies during the three month period ended March 31, 2013. Such policies are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 8 to the unaudited interim consolidated financial statements and Item 2 of Part I included in this Report. Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations. Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings. As of March 31, 2013, there were no borrowings outstanding.

As of March 31, 2013, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1	Legal Proceedings

On April 23, 2012, a complaint was filed against the Company in U.S. District Court for the District of New Jersey on behalf of a purported class of employee examiners alleging, among other things, that the Company had failed to pay overtime compensation to certain employees as required by federal law. On May 24, 2012, a related complaint was filed against the Company in the same court alleging, among other things, that the Company similarly failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaints seek award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company believes the allegations in the cases are without merit, has filed answers in both cases denying the substantive allegations therein. By Consent Order filed March 11, 2013, the court approved a settlement between the Company and the named plaintiffs in the employee case, and the case was dismissed with prejudice. Preliminary discovery and motion practice are being conducted in the independent contractor case.

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

Readers should carefully consider, in connection with the other information in this Report, the risk factors disclosed in Item 1A. “Risk Factors” in our 2012 Annual Report on Form 10-K. There are no material changes to such risk factors.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales or repurchases of equity securities during the fiscal quarter ended March 31, 2013.

ITEM 3	Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2013.

ITEM 4	Mine Safety Disclosure

Not applicable.

ITEM 5	Other Information

None

ITEM 6	Exhibits

Exhibit No.	Description of Exhibit

10.1
Loan and Security Agreement between Hooper Holmes, Inc. and Keltic Financial Partners II, LP dated February 28, 2013 [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 28, 2013].

10.2
Unconditional and Continuing Guaranty, dated February 28, 2013, between Keltic Financial Partners II, LP and Heritage Labs International, LLC, a Kansas limited liability company, Hooper Distribution Services, LLC, a New Jersey limited liability company, Hooper Information Services, Inc., a New Jersey corporation, Mid-America Agency Services, Incorporated, a Nebraska corporation, and TEG Enterprises, Inc., a Nebraska corporation [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 28, 2013].

10.3
Pledge Agreement between Hooper Holmes, Inc. and Keltic Financial Partners II, LP dated February 28, 2013 [incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 28, 2013].

10.4
Pledge Agreement between Mid-America Agency Services, Incorporated, a Nebraska corporation, and Keltic Financial Partners II, LP dated February 28, 2013 [incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated February 28, 2013].

10.5
First Amendment to Loan and Security Agreement between Keltic Financial Partners II, LP and Hooper Holmes, Inc. dated March 28, 2013 [incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 29, 2013].

10.6
Mortgage and Security Agreement by Hooper Holmes, Inc. in favor of Keltic Financial Partners II, LP, dated March 28, 2013 [incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated March 29, 2013].

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

Dated: May 10, 2013

By: /s/ Henry E. Dubois
Henry E. Dubois
Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Michael J. Shea
Michael J. Shea
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)