Form 10-Q
period 2013-06-30
HOOPER HOLMES INC
filed 2013-08-14
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares outstanding of the Registrant's common stock as of July 31, 2013 was:
Common Stock, $.04 par value - 69,865,387 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES

PART I - Financial Information

Item 1. Financial Statements (unaudited)

Hooper Holmes, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$4,956	$8,319
Accounts receivable, net of allowance for doubtful accounts of
$637 and $662 at June 30, 2013 and December 31, 2012,
respectively	14,646	17,018
Inventories	2,289	2,231
Other current assets	983	774
Total current assets	22,874	28,342

Property, plant and equipment at cost	49,105	49,675
Less: Accumulated depreciation and amortization	42,440	41,961
Property, plant and equipment, net	6,665	7,714

Other assets	1,329	362
Total assets	$30,868	$36,418

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$2,918	$—
Accounts payable	5,251	6,783
Accrued expenses	5,132	4,589
Total current liabilities	13,301	11,372
Other long-term liabilities	1,055	1,185
Commitments and contingencies (Note 10)

Stockholders' Equity:
Common stock, par value $.04 per share; Authorized: 240,000,000 shares; Issued: 69,874,782 shares and 69,844,782 shares at June 30, 2013 and December 31, 2012, respectively; Outstanding: 69,865,387 shares and 69,835,387 shares at June 30, 2013 and December 31, 2012, respectively.	2,795	2,794
Additional paid-in capital	149,754	149,542
Accumulated deficit	(135,966)	(128,404)
	16,583	23,932
Less: Treasury stock, at cost; 9,395 shares at June 30, 2013 and December 31, 2012	(71)	(71)
Total stockholders' equity	16,512	23,861
Total liabilities and stockholders' equity	$30,868	$36,418

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$31,679	$35,401	$66,464	$74,193
Cost of operations	25,936	28,317	53,317	58,090
Gross profit	5,743	7,084	13,147	16,103
Selling, general and administrative expenses	9,657	11,033	19,394	22,486
Impairment of long-lived assets	238	225	360	225
Restructuring charges	756	1,350	768	1,967
Operating loss	(4,908)	(5,524)	(7,375)	(8,575)
Other expense:
Interest expense	(24)	(2)	(26)	(6)
Interest income	1	7	4	16
Other expense, net	(132)	(73)	(212)	(145)
	(155)	(68)	(234)	(135)
Loss from continuing operations before income taxes	(5,063)	(5,592)	(7,609)	(8,710)

Income tax expense	14	3	28	23

Loss from continuing operations	(5,077)	(5,595)	(7,637)	(8,733)

Discontinued operations:
Gain on sale of subsidiary	75	65	75	65

Net loss	$(5,002)	$(5,530)	$(7,562)	$(8,668)
Basic and diluted loss per share:
Continuing operations
Basic	$(0.07)	$(0.08)	$(0.11)	$(0.13)
Diluted	$(0.07)	$(0.08)	$(0.11)	$(0.13)
Discontinued operations
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Net loss
Basic	$(0.07)	$(0.08)	$(0.11)	$(0.12)
Diluted	$(0.07)	$(0.08)	$(0.11)	$(0.12)

Weighted average number of shares - Basic	69,845,277	69,679,477	69,840,332	69,674,532
Weighted average number of shares - Diluted	69,845,277	69,679,477	69,840,332	69,674,532

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(7,562)	$(8,668)
Income from discontinued operations, net of income taxes	75	65
Loss from continuing operations	(7,637)	(8,733)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,260	1,972
Amortization	—	151
Amortization of debt financing fees	131	56
Provision for bad debt expense	84	37
Share-based compensation expense	213	331
Impairment and loss/gain on disposal of fixed assets	378	211
Change in assets and liabilities:
Accounts receivable	2,288	1,354
Inventories	(58)	(618)
Other assets	(349)	991
Accounts payable, accrued expenses and other long-term liabilities	(908)	998
Net cash used in operating activities of continuing operations	(4,598)	(3,250)

Cash flows from investing activities:
Capital expenditures	(630)	(2,030)
Proceeds from sale of fixed assets	—	51
Net cash used in investing activities of continuing operations	(630)	(1,979)

Cash flows from financing activities:
Borrowings under credit facility	23,311	—
Payments under credit facility	(20,393)	—
Reduction in capital lease obligations	(86)	(144)
Debt financing fees	(967)	(101)
Net cash provided by (used in) financing activities of continuing operations	1,865	(245)

Net decrease in cash and cash equivalents	(3,363)	(5,474)
Cash and cash equivalents at beginning of period	8,319	16,917
Cash and cash equivalents at end of period	$4,956	$11,443

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$170	$570
Fixed assets acquired by capital lease	$62	$—
Supplemental disclosure of cash paid during period for:
Income taxes	$52	$40

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
June 30, 2013
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

The results of operations for the three and six month periods ended June 30, 2013 and 2012 are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Note 2: Liquidity

For the six month periods ended June 30, 2013 and 2012, the Company incurred losses from continuing operations of $7.6 million and $8.7 million, respectively. Restructuring charges are included in results for each of the three and six month periods ended June 30, 2013 and 2012.  The Company has managed its liquidity through a series of cost reduction and accounts receivable collection initiatives, and by obtaining a new credit facility in February 2013.

At June 30, 2013, the Company had $5.0 million in cash and cash equivalents and $2.9 million in borrowings outstanding under its Loan and Security Agreement.  The Company's remaining borrowing capacity under its 2013 Loan and Security Agreement is $6.1 million based on June 30, 2013 "Eligible Receivables" (as defined in the 2013 Loan and Security Agreement) and a reserve established by the lender. The Company's net cash used in operating activities of continuing operations for the six month periods ended June 30, 2013 and 2012 was $4.6 million and $3.3 million, respectively. For the six month periods ended June 30, 2013 and 2012, the Company's capital expenditures totaled $0.6 million and $2.0 million, respectively.

In the first quarter of 2013, the Company entered into a three year Loan and Security Agreement, amended as of March 28, 2013 by the First Amendment (collectively, the “2013 Loan and Security Agreement”) with Keltic Financial Partners II, LP (“Keltic Financial”), the proceeds of which are to be used for working capital purposes and capital expenditures. The 2013 Loan and Security Agreement provides a revolving credit facility to the Company in an aggregate principal amount at any one time outstanding which does not exceed 85% of Eligible Receivables less any reserves established by Keltic Financial, provided that in no event can the aggregate amount of the revolving credit loans at any time exceed $10 million. The Company may also request a revolving credit increase amount, not to exceed $5 million, subject to certain terms and conditions and at the sole discretion of Keltic Financial. In June 2013, Keltic Financial established a $1.5 million reserve which limits the maximum amount that may be outstanding under the credit facility to the lesser of $10 million and 85% of Eligible Receivables less $1.5 million.

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

During 2012, the Company continued to restructure its Portamedic service line, which restructuring included the deployment of a new model for delivering paramedical exam services. The restructure has resulted in, among other things, the closure of branch offices, headcount reductions, the elimination of both fixed and variable costs and the consolidation of certain services into centralized customer service centers. For the six month period ended June 30, 2013, the Company's consolidated revenues totaled $66.5 million, representing a decline of 10.4% from the prior year period which was primarily attributable to the Portamedic service line.  The Company is monitoring the impact of the new Portamedic delivery model and will continue to modify and expand the model in 2013, with management's longer-term expectation of a favorable impact on future Portamedic revenues. In addition, the Company has implemented other actions to reduce its costs and cash outflows, including headcount reductions and a reduction in capital expenditures and operating expenses.  These and other actions taken during 2012 and 2013 have contributed to the 13.8% reduction in first half of 2013 selling, general and administrative expenses, as compared to the first half of 2012, and are expected to reduce or delay expenses and uses of cash during the remainder of 2013 and thereafter. The Company is working with its investment bankers to explore strategic alternatives.

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

In addition, if the Company is unsuccessful in reversing past revenue declines and cost reduction initiatives cannot be implemented to offset revenue declines, the Company may fail to satisfy the financial covenants in the 2013 Loan and Security Agreement, as discussed in Note 9. The Company's failure to comply with these financial covenants may limit or eliminate its borrowing capacity under the terms of the 2013 Loan and Security Agreement. These and other factors would adversely affect the Company's liquidity and its ability to generate profits in the future.

Based on the Company's anticipated level of future revenues, the cost reduction initiatives implemented to date, along with the Company's existing cash, cash equivalents and borrowing capacity, the Company believes it has sufficient funds to meet its cash needs through at least June 30, 2014.

Note 3:	Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents.

The Company's net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the three and six month periods ended June 30, 2013 and 2012 because the inclusion of common stock equivalents would have been antidilutive. Outstanding stock options to purchase approximately 4,528,000 and 4,428,000 shares of the Company's common stock were excluded from the calculation of diluted loss per share for the three and six month periods ended June 30, 2013, respectively, and approximately 3,736,000 and 3,678,000 shares for the three and six month periods ended June 30, 2012, respectively, because their exercise prices exceeded the average market price of the Company's common stock for such periods and, therefore, were antidilutive.

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

During the three and six month period ended June 30, 2013, the Company recorded an additional impairment charge of $0.2 million and $0.4 million respectively, which is included in impairment of long-lived assets in the accompanying consolidated statement of operations for the three and six month periods ended June 30, 2013. The charge of $0.2 million for the three month period ended June 30, 2013 relates to the write-off of certain financial system software which will not be utilized in the future. For the six months ended June 30, 2013, the impairment charge relates to the financial sofware noted above, fixed assets of closed branch offices and to enhancements completed for the Partnerlink workflow system and the iParamed e-Exam platform.

The Company recorded charges totaling $0.2 million related to the impairment of fixed assets for branch offices closed primarily during the second quarter of 2012.

Note 5: Share-Based Compensation

Employee Share-Based Compensation Plans - On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, non-vested stock and performance shares. The 2008 Plan provides for the issuance of an aggregate of 5,000,000 shares. No options for the purchase of shares were granted under the 2008 Plan during each of the six month periods ended June 30, 2013 and 2012. As of June 30, 2013, approximately 1,378,500 shares remain available for grant under the 2008 Plan.

On May 24, 2011, the Company's shareholders approved the 2011 Omnibus Employee Incentive Plan (the "2011 Plan") providing for the grant of stock options and non-vested stock awards. On May 29, 2013, the Company's shareholders approved an amendment and restatement of the 2011 Plan which increases the number of shares of the Company's common stock available for issuance from 1,500,000 shares to 3,500,000 shares (subject to adjustment as provided in the Amended and Restated Omnibus Plan). The 2011 Plan is to remain in effect until the earlier of (i) the 10th anniversary of the plan's original effective date (May 24, 2011), or (ii) the date all shares of stock available for issuance have been issued. No options were granted under the 2011 Plan during each of the six month periods ended June 30, 2013 and 2012. As of June 30, 2013, approximately 2,825,000 shares remain available for grant under the 2011 Plan.

Options awarded under the 2008 and 2011 Plans (as amended) are granted at fair value on the date of grant, are exercisable in accordance with a vesting schedule specified in the grant agreement, and have contractual lives of 10 years from the date of grant. Options to purchase 500,000 of the Company's stock granted to certain executives of the Company in December 2010 vested 50% on each of the first and second anniversaries of the grant. Options to purchase 1,545,000 and 425,000 of the Company's stock granted to certain executives of the Company in July 2012 and July 2011, respectively, vest one-third on each of the first, second and third anniversaries of the grant. All other options granted by the Company vest 25% on each of the second through fifth anniversaries of the grant.

The following table summarizes stock option activity for the six month period ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2012	6,429,250	$1.28
Granted	—	—
Exercised	—	—
Expired	(814,000)	3.16
Forfeited	(1,012,750)	0.62
Outstanding balance at June 30, 2013	4,602,500	$1.10	6.8	$11
Options exercisable at June 30, 2013	2,322,750	$1.47	5.3	$8

The aggregate intrinsic value disclosed in the table above represents the difference between the Company's closing stock price on the last trading day of the quarter ended June 30, 2013 and the exercise price, multiplied by the number of in-the-money stock options.
No stock options were exercised during either of the six month periods ended June 30, 2013 and 2012. Options for the purchase of 31,250 shares of common stock vested during the six month period ended June 30, 2013, and the aggregate fair value at grant date of these options was $0.01 million. As of June 30, 2013, there was approximately $0.6 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 1.9 years.
In July 2009, an aggregate of 500,000 shares of non-vested stock were granted under the 2008 Plan. The shares vest as follows: 25% after two years and 25% on each of the next three anniversary dates thereafter. As of June 30, 2013, an aggregate of 300,000 shares of such non-vested stock were forfeited and 100,000 were vested. In July 2011, an aggregate of 305,000 shares of non-vested stock were granted under the 2008 Plan. As of June 30, 2013, an aggregate of 78,500 shares of such non-vested stock were forfeited and were 85,800 vested. The shares vest as follows: 33% on each of the first and second anniversary dates and 34% on the third anniversary. As of June 30, 2013, there was approximately $0.1 million of total unrecognized compensation cost related to non-vested stock awards. The cost is expected to be recognized over a weighted average period of 1.1 years.
Employee Stock Purchase Plan - In February 2012, under the Stock Purchase Plan (2004) of Hooper Holmes, Inc. (the "2004 Plan"), purchase rights for approximately 273,000 shares of the Company's stock were granted to eligible participating employees with an aggregate grant date fair value of $0.05 million, based on the Black-Scholes pricing model. This offering period concluded in March 2013 and, in accordance with the 2004 Plan's automatic termination provision, no shares were issued. In February 2013, under the 2004 Plan, purchase rights for approximately 233,000 shares were granted with an aggregate fair value of $0.03 million, based on the Black-Scholes option pricing model. The February 2013 offering period will conclude in March 2014. On May 29, 2013, the Company's shareholders approved an amendment and restatement of the Employee Stock Purchase Plan (2004), to be effective January 1, 2014 (as amended and restated, the "2014 Plan"). The aggregate number of shares of the Company's common stock available for purchase under the 2014 Plan is 2,000,000. Unless terminated earlier by the Board of Directors, the 2014 Plan will terminate December 31, 2024.
Other Stock Awards - On May 30, 2007, the Company's shareholders approved the Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company's stock to the Company's non-employee directors. The total number of shares that may be awarded under the 2007 Plan is 600,000. As of June 30, 2013, there remain available for grant approximately 360,000 shares under the 2007 Plan. Effective June 1, 2007, each non-employee member of the Board of Directors other than the non-executive chair receives 5,000 shares annually and the non-executive chair receives 10,000 shares annually of the Company's stock, with such shares vesting immediately upon issuance. The Company believes that the shares awarded under the 2007 Plan are “restricted securities”, as defined in SEC Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). The Company filed a Registration Statement on Form S-8 with respect to the 2007 Plan on April 16, 2008. The directors who receive shares under the 2007 Plan are "affiliates" as defined in Rule 144 under the Securities Act and thus remain subject to the applicable provisions of Rule 144. In addition, the terms of the awards (whether or not restricted) specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board or, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member. During the six month periods ended June 30, 2013 and 2012, shares awarded under the 2007 Plan totaled 30,000 and 30,000, respectively.

The Company recorded $0.0 million and $0.2 million of share-based compensation expense in selling, general and administrative expenses for the three and six month periods ended June 30, 2013, respectively, and $0.2 million and $0.3 million for the three and six month periods ended June 30, 2012, respectively, related to stock options, non-vested stock, restricted stock awards and the 2004 Plan. In connection with the resignation of its former CEO, the Company reversed previously recorded share-based compensation expense totaling $0.1 million during the three month period ended June 30, 2013. The reversal was recorded in restructuring charges on the Company's consolidated statement of operations (See note 8).

Note 6: Discontinued Operations

In June 2008, the Company sold substantially all of the assets and liabilities of its Claims Evaluation Division ("CED") operating segment. In connection with the sale of the CED, the Company has been released as the primary obligor for certain lease obligations acquired but remains secondarily liable in the event the buyer defaults. The Company reduced the reserve for this liability by $0.08 million and $0.07 million and reported the corresponding gain in discontinued operations for the three and six months ended June 30, 2013 and 2012, respectively. At June 30, 2013, the Company maintained a liability of $0.1 million for this lease obligation. The guarantee is provided for the term of the lease, which expires in July 2015. As of June 30, 2013, the maximum potential amount of future payments under the guarantee is $0.2 million.

Note 7: Inventories

Included in inventories at June 30, 2013 and December 31, 2012 are $1.3 million and $1.3 million, respectively, of finished goods and $1.0 million and $0.9 million, respectively, of components.

Note 8: Restructuring Charges

During the three and six month periods ended June 30, 2013, the Company recorded restructuring charges totaling $0.8 million and $0.8 million, respectively. The restructuring charges consisted of employee severance related to the resignation of the former CEO, employee severance and branch office closure costs related to cost reduction actions by the Company's Portamedic service line. For the three and six month periods ended June 30, 2013, employee severance totaled $0.4 million and $0.4 million, respectively and branch office closure costs totaled $0.4 million and $0.4 million, respectively.

During the three and six month periods ended June 30, 2012, the Company recorded restructuring charges totaling $1.4 million and $2.0 million, respectively. The restructuring charges consisted of employee severance and branch office closure costs. For the three and six month periods ended June 30, 2012, employee severance totaled $0.5 million and $1.1 million, respectively, and branch office closure costs totaled $0.9 million and $0.9 million respectively. These restructuring charges relate to the Company's deployment of a new Portamedic service delivery model.

At June 30, 2013, $0.3 million related to 2012 restructuring charges and $0.5 million related to 2013 restructuring charges are recorded in accrued expenses in the accompanying consolidated balance sheet.

Note 9: Loan and Security Agreements

2013 Loan and Security Agreement

As of February 28, 2013, in conjunction with the Company entering into the 2013 Loan and Security Agreement, the Company terminated the 2009 Loan and Security Agreement with TD Bank, N.A. During the three and six months ended June 30, 2013, in connection with the 2013 Loan and Security Agreement, the Company incurred unused line fees of $0.04 million and $0.05 million respectively. During the three and six months ended June 30, 2013 and 2012, in connection with the 2009 Loan and Security Agreement, the Company incurred unused line fees of $0.00 million and $0.01 million and $0.02 million and $0.06 million, respectively.

Proceeds from the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The 2013 Loan and Security Agreement provides a revolving credit facility to the Company in an aggregate principal amount at any one time outstanding which does not exceed 85% of “Eligible Receivables” (as defined in the 2013 Loan and Security Agreement) less any reserves established by Keltic Financial, provided that in no event can the aggregate amount of the revolving credit loans at any time exceed $10 million. The Company may also request a revolving credit limit increase, not to exceed $5 million, subject to certain terms and conditions and at the sole discretion of Keltic Financial. As of June 30, 2013, there were $2.9 million in borrowings outstanding under our 2013 Loan and Security Agreement. As of June 30, 2013, the Company's borrowing capacity is $6.1 million based on June 30, 2013 Eligible Receivables and a reserve established by Keltic Financial. In June 2013, Keltic Financial established a $1.5 million reserve which limits the maximum amount that may be outstanding under the credit facility to the lesser of $10 million and 85% of Eligible Receivables less $1.5 million.

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

Interest on revolving credit loans is calculated based on the greatest of (i) the annualized prime rate plus 2.75%, (ii) the 90 day LIBOR rate plus 5.25%, and (iii) 6% per annum. In connection with the 2013 Loan and Security Agreement, the Company incurred a commitment fee of $0.1 million and other issue costs totaling $0.7 million. During the three and six months ended June 30, 2013, in connection with the 2013 Loan and Security Agreement the Company incurred $0.04 million and $0.05 million in facility fees, respectively.

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

Pursuant to the terms of the 2013 Loan and Security Agreement, Keltic Financial may establish one or more reserves at its reasonable discretion and, at its sole discretion, may establish reserves with respect to (a) any event which in Keltic Financial's reasonable determination, diminishes the value of any collateral or (b) any contingent liability of the Company. A reserve may reduce the aggregate amount of indebtedness that may be incurred under the 2013 Loan and Security Agreement.

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

Note 10: Commitments and Contingencies

The Company has employment retention or change in control agreements with certain executive officers of the Company for a one year period from the date a change in control occurs as defined in the agreements.

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

Note 11: Litigation

With respect to the complaint filed against the Company in U.S. District Court for the District of New Jersey on May 24, 2012 alleging that the Company failed to pay overtime compensation to a purported class of certain independent contractor examiners, preliminary motion practice and discovery is continuing. The Company has denied the substantive allegations in the case and believes them to be without merit.

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

Note 12: Income Taxes

The Company recorded tax expense of $0.01 million and $0.03 million for the three and six month periods ended June 30, 2013, respectively, reflecting a state tax liability to one state. For the three and six month periods ended June 30, 2012, the Company recorded tax expense of $0.00 million and $0.02 million, respectively, reflecting a state tax liability to one state. No amounts were recorded for unrecognized tax benefits or for the payment of interest and penalties during the three and six month periods ended June 30, 2013 and 2012. No federal or state tax benefits were recorded relating to the current year loss, as the Company continues to believe that a full valuation allowance is required on its net deferred tax assets.
In July 2008, the Company received notification from the Internal Revenue Service that it had completed its audits of the Company's tax returns for the years 2001 through 2006 with no adjustments. An examination of the Company's 2011 federal income tax return is currently underway. State income tax returns for the year 2008 and forward are subject to examination.

As of June 30, 2013, the Company has U.S. federal and state net operating loss carryforwards of approximately $119.6 million and $114.4 million, respectively. The net operating loss carryforwards, if unutilized, will expire in the years 2013 through 2032.

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Report, the terms “Hooper Holmes,” “Company,” “we,” “us” and “our” refer to Hooper Holmes, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, but not limited to, statements about our plans, strategies and prospects. When used in this Report, the words “expects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margins, operating and net profits/losses, our new IT systems, our new Portamedic delivery model, changes in certain service line offerings.

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

Our Portamedic paramedical examination services accounted for 65.2% and 68.8% of revenues for the six month periods ended June 30, 2013 and 2012, respectively. As a provider of health risk assessment services to the insurance industry, our business is subject to seasonality, with third quarter sales typically dropping below the other quarters due to the decline in activity typically experienced by the insurance industry during the summer months.

Highlights for the Three and Six Month Periods Ended June 30, 2013

The Company

Financial Results for the Three Month Period Ended June 30, 2013

For the three month period ended June 30, 2013, consolidated revenues totaled $31.7 million, a 10.5% decline from the corresponding prior year period. Our gross profit totaled $5.7 million for the three month period ended June 30, 2013 versus $7.1 million in the comparable period of the prior year. Our gross profit percentage was 18.1% for the three month period ended June 30, 2013, representing a decline from the gross profit percentage of 20.0% for the three month period ended June 30, 2012, primarily attributable to gross profit declines in our Portamedic service line.

SG&A expenses were $9.7 million in the three month period ended June 30, 2013, a decrease of $1.4 million, or 12.5%, in comparison to the three month period ended June 30, 2012. During the three month periods ended June 30, 2013 and 2012, restructuring charges totaled $0.8 million and $1.4 million, respectively, primarily consisting of employee severance costs and future lease obligations.

Our operating loss from continuing operations for the three month period ended June 30, 2013 was $4.9 million compared to a $5.5 million loss for the comparable prior year period.

For the three month period ended June 30, 2013, we incurred a loss from continuing operations of $5.1 million, or $0.07 per share on both a basic and diluted basis, compared to loss from continuing operations of $5.6 million, or $0.08 per share on both a basic and diluted basis, for the comparable prior year period.

Financial Results for the Six Month Period Ended June 30, 2013

For the six month period ended June 30, 2013, consolidated revenues totaled $66.5 million, a 10.4% decline from the corresponding prior year period. Our gross profit totaled $13.1 million for the six month period ended June 30, 2013 versus $16.1 million in the comparable period of the prior year. Our gross profit percentage was 19.8% for the six month period ended June 30, 2013, representing a decline from the gross profit percentage of 21.7% for the six month period ended June 30, 2012, primarily attributable to gross profit declines in our Portamedic service line.

SG&A expenses were $19.4 million in the six month period ended June 30, 2013, a decrease of $3.1 million, or 13.8%, in comparison to the six month period ended June 30, 2012. During the six month periods ended June 30, 2013 and 2012, restructuring charges totaled $0.8 million and $2.0 million, respectively, primarily consisting of employee severance costs and future lease obligations.

Our operating loss from continuing operations for the six month period ended June 30, 2013 was $7.4 million compared to a $8.6 million loss for the comparable prior year period.

For the six month period ended June 30, 2013, we incurred a loss from continuing operations of $7.6 million, or $0.11 per share on both a basic and diluted basis, compared to a loss of $8.7 million, or $0.13 per share on both a basic and diluted basis, for the comparable prior year period.

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

In June 2012, we began the second phase of our Portamedic service line transformation, which included the deployment of our new model for delivering paramedical exam services. The service model is a new optimized approach for ordering, scheduling and delivering paramedical exams in the applicant's home or office any time, anywhere in the U.S. Since the beginning of the second phase of the transformation, over 100 local administrative offices have been consolidated into approximately 40 integrated customer service centers located across 14 Company-defined regions. These service centers are designed to take advantage of our existing call center capabilities and IT investments to enable us to provide better levels of service, which we expect will lead to improved sales of Portamedic exams. In addition, the new model for delivering exam services has enabled us to reduce our facilities footprint and reduce labor costs previously associated with performing certain administrative and management tasks in each of our over 100 offices. We expect that, on an annual basis, the changes we implemented in 2012 have reduced the Company's cost structure by approximately $8.0 million beginning in the third quarter of 2012, primarily attributable to a reduction in the number of local branch offices and the related lease expense, headcount reductions resulting from centralizing administrative functions such as imaging and billing, and reduced operating expenses, including lower shipping expenses resulting from our new direct-to-examiner inventory system.
For the six month periods ended June 30, 2013 and 2012, the Company's consolidated revenues totaled $66.5 million and $74.2 million, respectively, representing a decline of 10.4% from the prior year period which was primarily attributable to the Portamedic service line. The number of examinations completed by Portamedic in the first half of 2013 was negatively impacted by a continuing weak economy, loss of market share and a reduction in life insurance applications requiring a paramedical exam, which we have continued to experience over the past few years. Although the new Portamedic delivery model resulted in a lower cost structure (branch office closures and centralized services), given the complexity of the new delivery model, we are continuing to address certain sales and operational issues related to the new model in an effort to improve future sales. Further optimization of our delivery model is expected to continue throughout the remainder of 2013.

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

In the fourth quarter of 2012, Portamedic revenue declines triggered us to perform an impairment evaluation of the long-lived assets primarily associated with the new Portamedic model for delivering paramedical exam services, and it was determined that the assets were impaired. During the first half of 2013, as a result of the continuing decline in Portamedic revenues, we recorded an additional impairment charge of $0.1 million which is included in impairment of long-lived assets in our consolidated statement of operations for the six month period ended June 30, 2013. This impairment is related to enhancements completed during the first half of 2013 for the Partnerlink workflow system and the iParamed e-Exam platform. Although impairments of Portamedic asset additions may continue to occur until such time that Portamedic cash flows improve sufficiently to support the carrying values of Portamedic asset additions, both Partnerlink and iParamed remain an essential part of our Portamedic strategy and we expect to continue to utilize these systems in the foreseeable future.

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

Portamedic

In the quarter ended June 30, 2013, Portamedic revenues decreased approximately 14.6% in comparison to the prior year period. The primary driver of our revenue decline was the decrease in completed examinations in the second quarter 2013 of 15.0%, compared to the second quarter of 2012. The average revenue per paramedical examination increased 1.3% in the quarter ended June 30, 2013, compared to the prior year period. We continue to believe that achieving acceptable profitability levels will require top-line revenue growth and reversing past revenue declines. Although we have contracts or billing approvals with over 90% of the insurance carriers in the marketplace, the number of paramedical examinations we complete on life insurance applicants continued to decline.  The annual rate of decline in completed examinations for 2012 was 10.4% compared to 2011, with a 6.5% decline in 2011 compared to 2010. As noted previously, the number of examinations completed by Portamedic in the second quarter and first half of 2013 was negatively impacted by a continuing weak economy, loss of market share and a reduction in life insurance applications requiring a paramedical exam, which we have continued to experience over the past few years. The number of examinations completed by Portamedic in the second quarter and first half of 2013 was also negatively impacted by the deployment of our new Portamedic service delivery model in 2012 and the related sales/operational issues associated with the implementation of this new model. The new Portamedic service delivery model resulted in, among other things, the closure of branch offices, headcount reductions, the elimination of both fixed and variable costs and the consolidation of certain services into centralized customer service centers.

In order to reverse our decline in completed examinations, we are taking the following steps to achieve greater sales success with local agents, brokers, direct marketers and insurance carriers:

•
In July 2013, we announced an agreement with Pacific Life Insurance Company to provide efficient data acquisition and processing solutions. Using the full breadth of our service capabilities (including tele-interviews, technology platforms, paramedical examiner network, lab testing and risk selection expertise), we expect to help enable the successful launch of Pacific Life's new term product.

•
We deployed our new Portamedic service delivery model in 2012 and further optimization of our delivery model is continuing in 2013. This new program is expected to enable us to expand and improve our current service delivery model and provide greater operational performance and service quality, while reducing operating costs in our current branch office structure.

•
We added a new Vice-President of Portamedic Provider Relations and we established a team of 14 Health Professional Managers to recruit, educate and mentor our national health professional network. This team is dedicated to building our network of health professionals for both our Portamedic service line and our Health and Wellness service line.

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

Heritage Labs

Heritage Labs services consist principally of performing tests of blood, urine and oral fluid specimens and the assembly and sale of kits used in the collection and transportation of such specimens to its lab facility. Heritage Labs revenues in the second quarter of 2013 were $2.9 million, a decrease of 11.6% as compared to the prior year period due to decreased revenue from both lab testing and kit assembly. In the second quarter of 2013, approximately 60% of Heritage Labs revenue came from lab testing and 40% came from the sale of specimen kits.

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

Health & Wellness

Health & Wellness revenues in the second quarter of 2013 were $4.1 million, an increase of $0.2 million, or 5.5%, from the prior year period. For the first six months of 2013, Health & Wellness revenues were $9.2 million, representing a 16.4% increase from the prior year period. The increase in revenue in the second quarter of 2013 is primarily attributable to a 7.1% increase in the number of health screenings performed. In the second quarter of 2013, Health & Wellness performed approximately 75,000 health screenings, compared to 70,000 health screenings in the prior year period. We have conducted screening events in every state in the U.S. as well as the District of Columbia and Puerto Rico. To date, we have certified approximately 3,300 of the examiners in our network to be “wellness certified” examiners.

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

•	We are continuing our work to reengineer our operations team in Olathe, Kansas to continuously improve service quality, including the implementation of a new VoIP phone system.

•	We introduced venipuncture engagement counseling, a new service expected to meet with increased customer acceptance in 2013.

•	We achieved compliance with certain levels of the Federal Information Security Management Act of 2002 ("FISMA"), to support future Government contracts.

•	We expanded our new business sales team, increasing our pipeline of new business opportunities to support growth in 2013 and beyond.

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

Hooper Holmes Services

Hooper Holmes Services revenues for the second quarter 2013 were $4.3 million, a decrease of 3.5% in comparison to the prior year period. The three main sources of Hooper Holmes Services revenue are Health Information Services (which includes attending physician statement, "APS", retrieval and physicians information line, "PIL"), Consumer Services and Health Risk Analytics.

APS retrieval and PIL revenues totaled $1.8 million in the second quarter of 2013, a decrease of 9.4% in comparison with the prior year period. This decrease in revenue is primarily due to a decline in the number of APS/PIL units performed during the second quarter of 2013 compared to the prior year period, along with a 3.2% decrease in the average price per APS/PIL unit over the same comparable periods. Revenues from Consumer Services totaled $0.9 million in the second quarter of 2013, a decline of 5.3% as compared to the prior year period. Second quarter 2013 revenue from Health Risk Analytics (our risk management and underwriting services) increased 10.0%, as compared to the prior year period.

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

In the second quarter of 2013, the metrics which we monitored included:

•	the number of paramedical examinations performed by Portamedic;

•	the average revenue per paramedical examination;

•	time service performance by geographic territory, from examination order to completion;

•	the number of cases scheduled by our centralized Portamedic exam scheduling center;

•	the number of health screenings completed by Health & Wellness;

•	the number of tele-interviewing/underwriting reports we generate;

•	the number of specimens tested by Heritage Labs;

•	the average revenue per specimen tested;

•	budget to actual performance at the service line level as well as in the aggregate; and

•	customer and product line margins.

Certain of the above-cited metrics are discussed in the comparative discussion and analysis of our results of operations that follows.

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three and six month periods ended June 30, 2013 and 2012

The table below sets forth our revenue by service line for the periods indicated.

(in thousands)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change

Portamedic	$20,799	$24,348	(14.6)%	$43,316	$51,014	(15.1)%
Heritage Labs	2,903	3,285	(11.6)%	6,047	6,990	(13.5)%
Health & Wellness	4,057	3,844	5.5%	9,207	7,911	16.4%
Hooper Holmes Services	4,275	4,430	(3.5)%	8,754	9,390	(6.8)%
Subtotal	32,034	35,907		67,324	75,305
Intercompany eliminations(a)	(355)	(506)		(860)	(1,112)
Total	$31,679	$35,401	(10.5)%	$66,464	$74,193	(10.4)%

(a) represents intercompany sales from Heritage Labs to Portamedic

Revenues

Consolidated revenues for the three month period ended June 30, 2013 were $31.7 million, a decline of $3.7 million, or 10.5%, from the prior year period. For the six month period ended June 30, 2013, our consolidated revenues were $66.5 million compared to $74.2 million in the corresponding period of the prior year, a decline of $7.7 million, or 10.4%.

Portamedic

Portamedic revenues in the second quarter of 2013 were $20.8 million, a decrease of $3.5 million, or 14.6%, compared to the prior year period. For the six month period ended June 30, 2013, revenue decreased to $43.3 million compared to $51.0 million for the same period of the prior year, or 15.1%. The decline in Portamedic revenues reflects the net impact of:

•
a decrease in paramedical examinations performed in the second quarter of 2013 of approximately 15.0% (244,000 in the second quarter of 2013, or 3,820 per day, vs. 287,000 in the second quarter of 2012, or 4,481 per day), and in the six month period ended June 30, 2013 of approximately 15.4% (511,000 in the six month period ended June 30, 2013, or 4,027 per day, vs. 604,000 in the six month period ended June 30, 2012, or 4,719 per day); and

•
an increase in average revenue per paramedical examination in the second quarter of 2013 of approximately 1.3% as compared to the second quarter of 2012 ($85.74 in the second quarter of 2013 vs. $84.60 in the second quarter of 2012), and in the six month period ended June 30, 2013, an increase in average revenue per paramedical examination of approximately 1.1% ($84.97 in the six month period ended June 30, 2013 vs. $84.07 in the six month period ended June 30, 2012.

The reduction in Portamedic revenue in the second quarter and first half of 2013 was due to a continuing weak economy, loss of market share and reduction in life insurance applications requiring a paramedical exam, which we have continued to experience over the past few years. The annual decline in the number of Portamedic examinations was 10.4% in 2012 compared to 2011.The number of examinations completed by Portamedic in the first half of 2013 was also negatively impacted by the 2012 deployment of our new Portamedic service delivery model and the related sales/operational issues associated with the implementation of this new model. The new Portamedic service delivery model resulted in, among other things, the closure of branch offices, headcount reductions, the elimination of both fixed and variable costs and the consolidation of certain services into centralized customer service centers.

Heritage Labs

Heritage Labs revenues in the second quarter of 2013 were $2.9 million, a decrease of $0.4 million, or 11.6%, compared to the prior year period. For the six month period ended June 30, 2013, revenue decreased to $6.0 million compared to $7.0 million for the same period of the prior year, or 13.5%.

During the second quarter of 2013, revenue from lab testing (approximately 60% of total Heritage Labs revenue in the second quarter of 2013) decreased 12.8% in comparison to the prior year period. For the six month period ended June 30, 2013, revenue from lab testing decreased 12.2% in comparison to the prior year period. Heritage Labs tested 12.8% fewer specimens in the second quarter of 2013 compared to the prior year period (102,000 in the second quarter of 2013 vs. 117,000 in the second quarter of 2012), and 11.8% fewer specimens in the first six months of 2013 compared to the same period in 2012 (217,000 in the six months ended June 30, 2013 vs. 246,000 in the six months ended June 30, 2012). Heritage Labs average revenue per specimen tested increased in the second quarter of 2013 compared to the prior year period ($16.94 in the second quarter of 2013 vs. $16.82 in the second quarter of 2012). Average revenue per specimen decreased in the first six months of 2013 compared to the same period in 2012 ($16.73 in the six month period ended June 30, 2013 vs. $16.77 in the six month period ended June 30, 2012) primarily due to a decrease in average service price, partially offset by an increase in shipping costs passed on to our customers.

During the second quarter of 2013, revenue from lab kit assembly (approximately 40% of Heritage Labs revenue in the second quarter of 2013) decreased 9.8% as compared to the prior year period. For the six month period ended June 30, 2013, revenue from lab kit assembly decreased to $2.4 million, or 15.3%, as compared to the prior year period.

Health & Wellness

Health & Wellness revenues in the second quarter of 2013 were $4.1 million, an increase of $0.2 million, or 5.5%, compared to the prior year period. For the six month periods ended June 30, 2013 and 2012, revenues totaled $9.2 million and $7.9 million, respectively. Our revenue increase in the three and six month periods ended June 30, 2013, as compared to the prior year periods, is primarily due to an increased number of screenings that we provided. Health & Wellness performed 7.1% more health screenings in the second quarter of 2013 compared to the second quarter of 2012 (75,000 in second quarter of 2013 vs. 70,000 in second quarter of 2012), and 16.6% more health screenings during the six month period ended June 30, 2013 compared to the same period in 2012 (169,000 in the six months ended June 30, 2013 vs. 145,000 in the six months ended June 30, 2012.  We have conducted screening events in every state in the U.S. as well as The District of Columbia and Puerto Rico.

To date, we have certified approximately 3,300 of the examiners in our network to be “wellness certified” examiners.

Hooper Holmes Services

Hooper Holmes Services revenues for the second quarter of 2013 were $4.3 million, a decrease of 3.5% from the prior year period. For the six month periods ended June 30, 2013 and 2012, revenues totaled $8.8 million and $9.4 million, respectively.

Health Information Services revenue totaled $2.3 million in the second quarter of 2013, a decrease of $0.2 million, or 7.8%, compared to the prior year period, and decreased 9.8% to $4.8 million in the six months ended June 30, 2013 as compared to the prior year period. Revenue from our APS retrieval and PIL decreased 9.4% to $1.8 million in the second quarter of 2013 as compared to the prior year period primarily due to a decrease of 6.4% in the number of APS/PIL units performed during the second quarter 2013 as compared to the prior year period. The average price per APS/PIL unit in the second quarter 2013 decreased 3.2% as compared to the prior year period, and also contributed to the decline in revenue. During the six month period ended June 30, 2013, revenue from our APS retrieval and PIL totaled $3.7 million, a decrease of 11.5% in comparison to the prior year period. The decline in revenue is primarily due to a 8.3% decrease in the number of units performed during the six months ended June 30, 2013. The average price per APS/PIL unit in the six month period ended June 30, 2013 decreased 3.5% as compared to the prior year period, and also contributed to the decline in revenue. Inspection and Motor Vehicle Report ("MVR") reporting revenue totaled $0.5 million in the second quarter of 2013, a decrease of 2.2% from the prior year period. For the six month period ended June 30, 2013, inspection and MVR reporting revenue declined 3.1% to $1.1 million as compared to the prior year period.

Consumer Services includes our tele-underwriting/interviewing services. Revenues from Consumer Services for the second quarter of 2013 decreased 5.3% to $0.9 million as compared to the prior year period. The decrease in revenue is primarily due to a decline in the number of tele-underwriting/interviewing units completed of 6.0% as compared to the second quarter 2012.The decrease in revenue due to the decline in units was offset, to some extent, by a 0.8% increase in the average price per unit in the second quarter 2013 as compared to the prior year period. For the six month period ended June 30, 2013, revenues decreased 8.6% to $1.9 million as compared to the prior year period. The decrease in revenue is primarily due to a decline in the number of tele-underwriting/interviewing units completed of 10.1% as compared to the six month period ended June 30, 2012. The decrease in revenue due to the decline in units was offset, to some extent, by a 1.7% increase in the average price per unit in the six month period ended June 30, 2013 as compared to the prior year period.

Health Risk Analytics includes our risk management and underwriting services. Revenues increased 10.0% in the second quarter of 2013 to $1.0 million compared to the prior year period. For the six month period ended June 30, 2013, revenues increased 3.3% to $2.1 million compared to the prior year period.

Cost of Operations

Consolidated cost of operations was $25.9 million for the second quarter of 2013, compared to $28.3 million for the prior year period. For the six months ended June 30, 2013, cost of operations was $53.3 million compared to $58.1 million for the six months ended June 30, 2012. The following table shows cost of operations as a percentage of revenues broken down by service line.

(in thousands)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013	As a % of Revenues	2012	As a % of Revenues	2013	As a % of Revenues	2012	As a % of Revenues
Portamedic/Health & Wellness	$20,925	84.2%	$23,017	81.6%	$43,202	82.3%	$47,095	79.9%
Heritage Labs	2,027	69.8%	2,181	66.4%	4,159	68.8%	4,609	65.9%
Hooper Holmes Services	3,342	78.2%	3,598	81.2%	6,819	77.9%	7,471	79.6%
Subtotal	26,294		28,796		54,180		59,175
Intercompany eliminations (a)	(358)		(479)		(863)		(1,085)
Total	$25,936	81.9%	$28,317	80.0%	$53,317	80.2%	$58,090	78.3%

(a) represents intercompany cost of operations pertaining to sales from Heritage Labs to Portamedic

Cost of operations, as a percentage of revenue, increased to 81.9% and 80.2% for the three and six month periods ended June 30, 2013, respectively, compared to the comparable prior year period.

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

Heritage Labs cost of operations increased as a percentage of revenues to 69.8% and 68.8% for the three and six months ended June 30, 2013 as compared to the prior year period. This increase is primarily due to revenues declining at a rate greater than its associated costs, primarily from the lab kit assembly service line. Additionally, cost of sales was impacted by increased handling and warehouse expenses resulting from the warehouse management system installed in 2012.

Hooper Holmes Services cost of operations decreased as a percentage of revenues to 78.2% and 77.9% for the three and six month periods ended June 30, 2013, compared to the prior year period. This decrease is primarily attributable to reduced revenues associated with our lower margin APS retrieval service line and an increase in our higher margin underwriting services.

Selling, General and Administrative Expenses

(in thousands)	For the Three Months Ended June 30,		Decrease	For the Six Months Ended June 30,		Decrease
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Selling, general and administrative expenses	$9,657	$11,033	$(1,376)	$19,394	$22,486	$(3,092)

Consolidated SG&A expenses for the three month period ended June 30, 2013 decreased $1.4 million compared to the prior year period. The decrease is primarily attributable to decreases of:

•	Incentive compensation expense totaling $0.2 million;

•	IT costs associated with operating our old Portamedic customer ordering system totaling $0.3 million;

•	Portamedic regional and administrative salaries and related expenses totaling $0.2 million;

•	Sales salaries totaling $0.1 million;

•	IT data transmission costs, salaries and reduced depreciation expense (primarily due to impairment of assets in 2012 and 2013) totaling $0.6 million;

•	Reduced health insurance costs totaling $0.2 million;

•	Training costs associated with our new customer ordering system totaling $0.1 million; and

•	Reduced payroll taxes totaling $0.2 million.

These decreases in SG&A were partially offset by increases of:

•	IT maintenance costs associated with our new customer ordering system (Partnerlink) totaling $0.2 million;

•	Recruiting salaries and related expense totaling $0.1 million; and

•	Executive consulting services and expenses totaling $0.3 million.

Consolidated SG&A expenses for the six month period ended June 30, 2013 decreased $3.1 million compared to the prior year period. The decrease is primarily attributable to decreases of:

•	Incentive compensation expense totaling $0.4 million;

•	IT costs associated with operating our old Portamedic customer ordering system totaling $0.8 million;

•	Portamedic regional and administrative salaries and related expenses totaling $0.4 million;

•	Sales salaries totaling $0.1 million;

•	IT data transmission costs, salaries and reduced depreciation expense (primarily due to impairment of assets in 2012 and 2013) totaling $1.2 million;

•	Reduced health insurance costs totaling $0.4 million;

•	Training costs associated with our new customer ordering system totaling $0.4 million; and

•	Reduced payroll taxes totaling $0.4 million.

These decreases in SG&A were partially offset by increases of:

•	IT maintenance costs associated with our new customer ordering system totaling $0.3 million;

•	Recruiting salaries and related expense totaling $0.2 million; and

•	Executive consulting services and expenses totaling $0.6 million.

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

During the three and six month period ended June 30, 2013, the Company recorded an additional impairment charge of $0.2 million and $0.4 million respectively, which is included in impairment of long-lived assets in the accompanying consolidated statement of operations for the three and six month periods ended June 30, 2013. The charge of $0.2 million for the three month period ended June 30, 2013 relates to the write-off of certain financial system software which will not be utilized in the future. For the six months ended June 30, 2013, the impairment charge relates to the financial sofware noted above, fixed assets of closed branch offices and to enhancements completed for the Partnerlink workflow system and the iParamed e-Exam platform.

The Company recorded charges totaling $0.2 million related to the impairment of fixed assets for branch offices closed primarily during the second quarter of 2012.

Restructuring

During the three and six month periods ended June 30, 2013, the Company recorded restructuring charges totaling $0.8 million and $0.8 million, respectively. The restructuring charges consisted of employee severance related to the resignation of the former CEO, employee severance and branch office closure costs related to cost reduction actions by the Company's Portamedic service line. For the three and six month periods ended June 30, 2013, employee severance totaled $0.4 million and $0.4 million respectively and branch office closure costs totaled $0.4 million and $0.4 million, respectively. These charges were primarily associated with our Portamedic service line as discussed in the above section "Restructure of Portamedic Operations".

During the three and six month periods ended June 30, 2012, the Company recorded restructuring charges totaling $1.4 million and $2.0 million, respectively. The restructuring charges consisted of employee severance and branch office closure costs. For the three and six month periods ended June 30, 2012, employee severance totaled $0.5 million and $1.1 million, respectively, and branch office closure costs totaled $0.9 million and $0.9 million respectively. These restructuring charges relate to the Company's deployment of a new Portamedic service delivery model.

Operating Loss

Our consolidated operating loss for the three month period ended June 30, 2013 was $4.9 million, or 15.5% of consolidated revenues, compared to a consolidated operating loss for the three month period ended June 30, 2012 of $5.5 million, or 15.6% of consolidated revenues. For the six month period ended June 30, 2013, our consolidated operating loss from continuing operations was $7.4 million, or 11.1% of consolidated revenues, compared to a consolidated operating loss from continuing operations for the six month period ended June 30, 2012 of $8.6 million, or 11.6% of consolidated revenues.

Other Expense

Other expense, net for the three and six month periods ended June 30, 2013 was $0.1 million and $0.2 million, respectively. Other expense, net for the three and six month periods ended June 30, 2012 was $0.1 million and $0.1 million, respectively. These 2013 and 2012 charges consisted primarily of bank credit facility fees.

Income Taxes

We recorded a net tax expense of $0.01 million and $0.03 million for the three and six month periods ended June 30, 2013, respectively. For the three and six month periods ended June 30, 2012, we recorded a net tax expense of $0.00 million and $0.02 million, respectively. These 2012 and 2013 charges reflect certain state tax liabilities. No federal or state tax benefits were recorded relating to the current or prior year loss, as we continue to believe that a full valuation allowance is required on our net deferred tax assets.

Loss from Continuing Operations

Loss from continuing operations for the three month period ended June 30, 2013 was $5.1 million, or $0.07 per share on both a basic and diluted basis, compared to a net loss of $5.6 million, or $0.08 per share on both a basic and diluted basis, in the same period of the prior year. Loss from continuing operations for the six month period ended June 30, 2013 was $7.6 million, or $0.11 per share on both a basic and diluted basis, compared to a net loss of $8.7 million, or $0.13 per share on both a basic and diluted basis, in the same period of the prior year.

Discontinued Operations

In June 2008, we sold substantially all of the assets and liabilities of our Claims Evaluation Division ("CED") operating segment. In connection with the sale of the CED, we were released as the primary obligor for certain lease obligations acquired but remain secondarily liable in the event the buyer defaults. We reduced the reserve for this liability by $0.08 million and reported the corresponding gain in discontinued operations for the three and six months ended June 30, 2013. At June 30, 2013, we maintained a liability of $0.1 million for this lease obligation. The guarantee is provided for the term of the lease, which expires in July 2015. As of June 30, 2013, the maximum potential amount of future payments under the guarantee is $0.2 million.

Liquidity and Capital Resources

Our primary sources of liquidity are our cash and cash equivalents and our 2013 Loan and Security Agreement. At June 30, 2013 and December 31, 2012, our working capital was $9.6 million and $17.0 million, respectively. Our current ratio, calculated as current assets divided by current liabilities, as of June 30, 2013 was 1.7 to 1 compared to 2.5 to 1 at December 31, 2012. Significant uses affecting our cash flows for the six month period ended June 30, 2013 include:

•	a net loss of $7.6 million, including non-cash charges of $1.3 million in depreciation expense, $0.2 million in share-based compensation expense, and impairment of fixed assets of $0.4 million;

•	the payment of debt issue and amendment fees of $1.0 million;

•	an increase in inventory of $0.1 million;

•	an increase in other assets of $0.3 million;

•	a combined net decrease in accounts payable, accrued expense and other long term liabilities of $0.9 million, and

•	capital expenditures of $0.6 million.

These uses of cash were partially offset by:

•	a decrease in accounts receivable of $2.3 million; and

•	net borrowings under our credit facility of $2.9 million.

Loan and Security Agreements

    As of February 28, 2013, in conjunction with the Company entering into the 2013 Loan and Security Agreement, the Company terminated the 2009 Loan and Security Agreement with TD Bank, N.A. During the three and six months ended June 30, 2013, in connection with the 2013 Loan and Security Agreement, the Company incurred unused line fees of $0.04 million and $0.05 million, respectively. During the three and six months ended June 30, 2013 and 2012, in connection with the 2009 Loan and Security Agreement, the Company incurred unused line fees of $0.0 million and $0.01 million and $0.04 million and $0.06 million, respectively.

Proceeds from the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The 2013 Loan and Security Agreement provides a revolving credit facility to the Company in an aggregate principal amount at any one time outstanding which does not exceed 85% of “Eligible Receivables” (as defined in the 2013 Loan and Security Agreement) less any reserves established by Keltic Financial, provided that in no event can the aggregate amount of the revolving credit loans at any time exceed $10 million. The Company may also request a revolving credit limit increase, not to exceed $5 million, subject to certain terms and conditions and at the sole discretion of Keltic Financial. As of June 30, 2013, there were $2.9 million in borrowings outstanding under our 2013 Loan and Security Agreement and the Company's borrowing capacity is $6.1 million, based on June 30, 2013 Eligible Receivables and a reserve established by Keltic Financial. In June 2013, Keltic Financial established a $1.5 million reserve which limits the maximum amount that may be outstanding under the credit facility to the lesser of $10 million and 85% of Eligible Receivables less $1.5 million.

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

Interest on revolving credit loans will be calculated based on the greatest of (i) the annualized prime rate plus 2.75%, (ii) the 90 day LIBOR rate plus 5.25%, and (iii) 6% per annum. In connection with the 2013 Loan and Security Agreement, we incurred a commitment fee of $0.1 million and other issue costs totaling $0.7 million. During the six months ended June 30, 2013, in connection with the 2013 Loan and Security Agreement we incurred $0.10 million in facility fees.

The revolving credit loans are payable in full, together with all accrued interest and fees, on February 28, 2016. The 2013 Loan and Security Agreement provides for the prepayment of the entire outstanding balance of the revolving credit loans, however we would be required to pay an early termination fee as noted above.

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

Pursuant to the terms of the 2013 Loan and Security Agreement, Keltic Financial my establish one or more reserves at its reasonable discretion and, at its sole discretion, may establish reserves with respect to (a) any event which in Keltic Financial's reasonable determination, diminishes the value of any collateral or (b) any of our contingent liabilities. A reserve may reduce the aggregate amount of indebtedness that may be incurred under the 2013 Loan and Security Agreement.

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

Restructure of Portamedic Operations

During 2012, we continued to restructure our Portamedic service line, which included the deployment of a new model for delivering paramedical exam services. The restructure has resulted in, among other things, the closure of branch offices, headcount reductions, the elimination of both fixed and variable costs and the consolidation of certain services into centralized customer service centers. For the six month period ended June 30, 2013, our consolidated revenues totaled $31.7 million, representing a decline of 10.5% from the prior year period which was primarily attributable to the Portamedic service line.  We are monitoring the impact of the new Portamedic delivery model and will continue to modify and expand the model in 2013, with the expectation of a favorable impact on future Portamedic revenues. In addition, the Company has implemented actions to reduce our costs and cash outflows, including headcount reductions and a reduction in capital expenditures and operating expenses.  These and other actions taken during 2012 and 2013 have contributed to the 13.8% reduction in the first half of 2013 selling, general and administrative expenses, as compared to the first half of 2012, and are expected to reduce or delay expenses and uses of cash during the remainder of 2013 and thereafter. The Company is working with its investment bankers to explore strategic alternatives to create shareholder value.

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

Based on our anticipated level of future revenues, the cost reduction initiatives implemented to date, our existing cash and cash equivalents and borrowing capacity, we believe we have sufficient funds to meet our cash needs through at least June 30, 2014.

Cash Flows from Operating Activities

For the six month period ended June 30, 2013, net cash used in operating activities of continuing operations was $4.6 million, compared to $3.3 million in the prior year period.

The net cash used in operating activities of continuing operations for the six month period ended June 30, 2013 of $4.6 million reflects a net loss of $7.6 million from continuing operations, non-cash charges of $1.3 million of depreciation, $0.2 million of share-based compensation expense, and impairment of fixed assets of $0.4 million. Changes in working capital included:

•
a decrease in accounts receivable of $2.3 million. Our consolidated days sales outstanding (“DSO”), measured on a rolling 90-day basis, was 41.7 days at June 30, 2013, compared to 39.9 days at December 31, 2012 and 43.1 days at June 30, 2012. Historically, our accounts receivable balances and our DSO are at their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out. Historically, we experience an increase in DSO in the first quarter of each year, in comparison to the prior year-end and we experience a decrease in the second quarter of each year compared to the first quarter of the same year. We expect that the third quarter of 2013,will follow historical trends and will increase compared to the second quarter of 2013. Our consolidated allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $0.1 million since December 31, 2012, resulting from net write-offs of $0.13 million and an additional expense provision of $0.03 million;

•	a combined decrease in accounts payable, accrued expenses and other long-term liabilities of $0.9 million;

•	an increase in inventories of $0.1 million; and

•	an increase in other assets of $0.3 million.

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

Cash Flows used in Investing Activities

For the six month period ended June 30, 2013, we used $0.6 million for capital expenditures primarily related to Partnerlink enhancements (our Portamedic workflow system), and other hardware and software. For the six month period ended June 30, 2012, we used $2.0 million for capital expenditures related to the development of Partnerlink, our new inventory management system and new Heritage Lab specimen analyzing equipment.

Cash Flows provided by (used in) Financing Activities

The net cash provided by financing activities for the six month period ended June 30, 2013 of $1.9 million represents $2.9 million of net borrowings under our credit facility, partially offset by $1.0 million of costs associated with our 2013 Loan and Security Agreement and a reduction in capital lease obligations. Cash used in financing activities for the six month period ended June 30, 2012 represents costs associated with our 2009 Loan and Security Agreement and a reduction in capital lease obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchases

We did not purchase any shares of our common stock during the six month periods ended June 30, 2013 and 2012.

Dividends

No dividends were paid during the six month periods ended June 30, 2013 and 2012. We are restricted from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2013 Loan and Security Agreement with Keltic Financial.

Contractual Obligations

As of June 30, 2013, there have been no material changes in contractual obligations as disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, under the caption “Contractual Obligations”.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There were no changes to our critical accounting policies during the six month period ended June 30, 2013. Such policies are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 9 to the unaudited interim consolidated financial statements and Item 2 of Part I included in this Report. Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations. Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings. As of June 30, 2013, there were $2.9 million in borrowings outstanding under our 2013 Loan and Security Agreement.

As of June 30, 2013, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1	Legal Proceedings

With respect to the complaint filed against the Company in U.S. District Court for the District of New Jersey on May 24, 2012 alleging that the Company failed to pay overtime compensation to a purported class of certain independent contractor examiners, preliminary motion practice and discovery is continuing. The Company has denied the substantive allegations in the case and believes them to be without merit.

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

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales or repurchases of equity securities during the fiscal quarter ended June 30, 2013.

ITEM 3	Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2013.

ITEM 4	Mine Safety Disclosure

Not applicable.

ITEM 5	Other Information

None

ITEM 6	Exhibits

Exhibit No.	Description of Exhibit

10.1	Henry E. Dubois Cash Bonus Arrangement for 2013 [incorporated by reference to the description contained in the Company's Current Report on Form 8-K dated June 28, 2013]

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Label Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Dated: August 14, 2013

By: /s/ Henry E. Dubois
Henry E. Dubois
Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Michael J. Shea
Michael J. Shea
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)