Form 10-Q
period 2013-09-30
HOOPER HOLMES INC
filed 2013-11-18
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares outstanding of the Registrant's common stock as of October 31, 2013 was:
Common Stock, $.04 par value - 70,082,737 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES

PART I - Financial Information

Item 1. Financial Statements (unaudited)

Hooper Holmes, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$6,655	$8,319
Accounts receivable, net of allowance for doubtful accounts of $622 and $662 at September 30, 2013 and December 31, 2012, respectively

	15,983	17,018
Inventories	1,773	1,290
Other current assets	1,607	374
Assets held for sale	—	3,646
Total current assets	26,018	30,647

Property, plant and equipment at cost	21,092	20,829
Less: Accumulated depreciation and amortization	16,474	15,195
Property, plant and equipment, net	4,618	5,634

Other assets	2,094	137
Total assets	$32,730	$36,418

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$2,608	$—
Accounts payable	8,127	6,783
Accrued expenses	5,895	4,439
Liabilities held for sale	—	220
Total current liabilities	16,630	11,442
Other long-term liabilities	920	1,115
Commitments and contingencies (Note 10)

Stockholders' Equity:
Common stock, par value $.04 per share; Authorized: 240,000,000 shares; Issued: 70,140,864 shares and 69,844,782 shares at September 30, 2013 and December 31, 2012, respectively; Outstanding: 70,131,469 shares and 69,835,387 shares at September 30, 2013 and December 31, 2012, respectively.	2,806	2,794
Additional paid-in capital	150,125	149,542
Accumulated deficit	(137,680)	(128,404)
	15,251	23,932
Less: Treasury stock, at cost; 9,395 shares at September 30, 2013 and December 31, 2012	(71)	(71)
Total stockholders' equity	15,180	23,861
Total liabilities and stockholders' equity	$32,730	$36,418

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Revenues	$10,993	$12,299	$34,193	$35,786
Cost of operations	8,730	8,762	25,663	25,529
Gross profit	2,263	3,537	8,530	10,257
Selling, general and administrative expenses	5,002	4,655	15,372	15,054
Impairment of long-lived assets	—	—	212	—
Restructuring charges	362	—	671	445
Operating loss from continuing operations	(3,101)	(1,118)	(7,725)	(5,242)
Other expense:
Interest expense	(54)	(2)	(80)	(8)
Interest income	—	6	4	22
Other expense, net	(131)	(71)	(343)	(217)
	(185)	(67)	(419)	(203)
Loss from continuing operations before income taxes	(3,286)	(1,185)	(8,144)	(5,445)

Income tax expense	5	4	14	11

Loss from continuing operations	(3,291)	(1,189)	(8,158)	(5,456)

Discontinued operations:
Gain on sale of Portamedic and subsidiary	3,543	—	3,618	65
Loss from discontinued operations, including income taxes	(1,966)	(1,004)	(4,736)	(5,470)
Income (loss) from Discontinued Operations	1,577	(1,004)	(1,118)	(5,405)
Net loss	$(1,714)	$(2,193)	$(9,276)	$(10,861)
Basic and diluted earnings (loss) per share:
Continuing operations
Basic	$(0.05)	$(0.02)	$(0.12)	$(0.08)
Diluted	$(0.05)	$(0.02)	$(0.12)	$(0.08)
Discontinued operations
Basic	$0.02	$(0.01)	$(0.02)	$(0.08)
Diluted	$0.02	$(0.01)	$(0.02)	$(0.08)
Net loss
Basic	$(0.02)	$(0.03)	$(0.13)	$(0.16)
Diluted	$(0.02)	$(0.03)	$(0.13)	$(0.16)

Weighted average number of shares - Basic	69,952,153	69,789,628	69,877,878	69,713,178
Weighted average number of shares - Diluted	69,952,153	69,789,628	69,877,878	69,713,178

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(9,276)	(10,861)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of Portamedic and subsidiary	(3,618)	—
Depreciation	1,828	2,970
Amortization	—	159
Amortization of debt financing fees	213	102
Provision for bad debt expense	80	55
Share-based compensation expense	581	539
Impairment and loss on disposal of fixed assets	486	208
Change in assets and liabilities:
Accounts receivable	955	(171)
Inventories	(598)	(512)
Other assets	(155)	1,053
Accounts payable, accrued expenses and other long-term liabilities	1,718	1,311
Net cash used in operating activities	(7,786)	(5,147)
Cash flows from investing activities:
Capital expenditures	(1,062)	(3,346)
Costs paid to sell Portamedic	(411)	—
Proceeds from the sale of Portamedic	6,053	—
Proceeds from sale of equipment	—	51
Net cash provided by (used in) investing activities	4,580	(3,295)
Cash flows from financing activities:
Cumulative borrowings under credit facility	49,023	—
Cumulative payments under credit facility	(46,415)	—
Reduction in capital lease obligations	(113)	(214)
Proceeds related to the exercise of stock options	14	—
Debt financing fees	(967)	(100)
Net cash provided by (used in) financing activities	1,542	(314)

Net decrease in cash and cash equivalents	(1,664)	(8,756)
Cash and cash equivalents at beginning of period	8,319	16,917
Cash and cash equivalents at end of period	$6,655	$8,161

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$556	$570
Fixed assets acquired by capital lease	$74	$—
Costs to sell Portamedic but not paid	$534	—
Supplemental disclosure of cash paid during period for:
Income taxes	$52	$40

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
September 30, 2013
(unaudited)

Note 1: Basis of Presentation

Hooper Holmes, Inc. (“Hooper Holmes” or the "Company”) mobilizes a national network of health professionals to provide on-site health screenings, laboratory testing, risk assessment and sample collection services to wellness and disease management companies, insurance companies, employers, government organizations and academic institutions. The Company also conducts laboratory testing, assembles collection kits, conducts telephone interviews of life insurance applicants, compiles health histories, collects medical records and provides underwriting services to help life insurance companies evaluate underwriting risks.

As a provider of services to the health and insurance industries, the Company's business is subject to seasonality, with third quarter sales typically dropping below the other quarters due to a decline in activity during the summer months and fourth quarter sales typically the strongest quarter due to annual benefit renewal cycles.

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

Financial statements prepared in accordance with U.S. GAAP require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and other disclosures. The financial information included herein is unaudited; however, such information reflects all adjustments that are, in the opinion of the Company's management, necessary for a fair statement of results for the interim periods presented.

The results of operations for the three and nine month periods ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

On September 30, 2013, the Company completed the sale of certain assets comprising its Portamedic service line. The Portamedic service line is accounted for as a discontinued operation in this Report. Accordingly, the assets and liabilities of Portamedic that were sold have been reclassified and are reported as assets and liabilities held for sale on the December 31, 2012 consolidated balance sheet. The operating results of Portamedic are segregated and reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Certain costs presented within continuing operations in the financial statements, notably selling, general and administrative costs, may not be indicative of costs going forward because those costs have historically been shared among service lines and the continuing operations have been and are being restructured. There is no guarantee that costs allocated to Portamedic and included in discontinued operations will be eliminated in future periods. For further discussion on Discontinued Operations, please see Note 6.

Note 2: Liquidity

For the nine month periods ended September 30, 2013 and 2012, the Company incurred losses from continuing operations of $8.2 million and $5.5 million, respectively. Restructuring charges are included in results for each of the three and nine month periods ended September 30, 2013 and 2012.  The Company has managed its liquidity through a series of cost reduction and accounts receivable collection initiatives, by obtaining a new credit facility in February 2013 and the sale of Portamedic on September 30, 2013.

At September 30, 2013, the Company had $6.7 million in cash and cash equivalents and working capital of $9.4 million.  The Company's net cash used in operating activities for the nine month periods ended September 30, 2013 and 2012 was $7.8 million and $5.1 million, respectively, and includes the cash flow impact of accounts receivable, accounts payable, and accrued expenses related to the Portamedic service line that were retained after the sale of Portamedic. For the nine month periods ended September 30, 2013 and 2012, the Company's capital expenditures totaled $1.1 million and $3.3 million, respectively.

On September 30, 2013, the Company completed the sale of its Portamedic service line to American Para Professional Systems, Inc. ("APPS", "Piston Acquisition Inc.", and/or "Piston"). The adjusted purchase price (the “Purchase Price”) was approximately $8.1 million in cash, adjusted from $8.4 million at announcement due to changes in working capital, of which $2.0 million (the “Holdback Amount”) was held back by Piston as security for the Company’s obligations and agreements between the Company and Piston (see note 6).

The first $1.0 million tranche of the Holdback Amount is expected to be received in early 2014, with the second approximately one year later. There cannot be any assurance that the Holdback Amount will be collected by the Company in full, however management currently expects to realize the amounts in full and has recorded receivables in other current assets and other assets totaling $2.0 million.

In the first quarter of 2013, the Company entered into a three year Loan and Security Agreement, amended as of March 28, 2013 by the First Amendment (collectively, the “2013 Loan and Security Agreement”), with Keltic Financial Partners II, LP (“Keltic Financial”), the proceeds of which are to be used for working capital purposes and capital expenditures. The 2013 Loan and Security Agreement provides a revolving credit facility to the Company in an aggregate principal amount at any one time outstanding which does not exceed 85% of Eligible Receivables less any reserves established by Keltic Financial, at its sole discretion, provided that in no event can the aggregate amount of the revolving credit loans outstanding at any time exceed $10 million. Eligible Receivables do not include Heritage Labs receivables certain Hooper Holmes Services receivables, unbilled Portamedic and Health & Wellness receivables and other receivables deemed ineligible by Keltic Financial.

As of September 30, 2013 there were $2.6 million in borrowings outstanding under our 2013 Loan and Security Agreement and the Company's available borrowing capacity was $0.04 million based on September 30, 2013 Eligible Receivables and a $0.8 million reserve established by Keltic Financial. Because unbilled receivables are not considered Eligible Receivables, the Company's borrowing capacity can fluctuate in accordance with its monthly billing cycles. Given the timing of the Company's billing cycle and the borrowing base calculation method and timeline, available borrowing capacity increased to approximately $6.0 million by October 4, 2013 and the reserve established by Keltic Financial was increased back to $1.5 million from a temporary reduction to increase available borrowing at the end of September 2013.

The sale of the Portamedic service line, which accounted for approximately 60-75% of Eligible Receivables prior to September 30, 2013, will result in a future decrease in borrowing capacity, although Portamedic receivables were not sold in the transaction and will continue to be included as Eligible Receivables until collected, in accordance with the 2013 Loan and Security Agreement. The Company estimates Portamedic related receivables to be approximately $9 million as of September 30, 2013. We may request that other receivables qualify but we are not able to reliably estimate the future borrowing capacity.

The 2013 Loan and Security Agreement contains various covenants, including financial covenants which require the Company to achieve a minimum EBITDA amount (earnings before interest expense, taxes, depreciation and amortization) beginning with the twelve months ending June 30, 2014 as the first measurement date. The minimum EBIDTA required for the twelve months ending June 30, 2014 is negative $3.2 million. In addition, the Company has limitations on the maximum amount of unfunded capital expenditures for each fiscal year, beginning with the year ending December 31, 2013.

Certain costs presented in the financial statements, notably selling, general and administrative costs, may not be indicative of costs going forward because those costs have historically been shared among all service lines. For the nine months ended September 30, 2013, $7.4 million of such selling, general and administrative costs were allocated to discontinued operations. While the Company is attempting to reduce these costs for its continuing operations, there is no guarantee that costs allocated to Portamedic and included in discontinued operations will be eliminated or reduced in future periods.

Since the Company historically has not tracked accounts receivable, accounts payable and other accounts by service line, its service lines had customers and suppliers in common, and its continuing and discontinued operations shared certain selling, general and administrative services, the Company does not have reliable information for the historical impact of Portamedic on the Company’s cash flows. However, the Company feels that without the Portamedic service line and with selling, general and administrative cost reductions, cash flow from operations will improve.

In the fourth quarter of 2013, the Company began relocating its headquarters to Kansas and put its Basking Ridge real estate up for sale. Establishing a new team and transitioning functions to Kansas will take months and transition costs may be higher than expected. In addition, the sale of the Basking Ridge real estate may not occur when expected or for the amount expected. Any sale of the real estate is subject to consent by Keltic Financial.

The Company's Heritage Labs service line shared some customers with the Portamedic service line. While not all Heritage Labs life insurance samples originated from Portamedic exams, the sale of the Portamedic service line may have an impact on life insurance related lab volumes.

The Company's Health and Wellness business sells through wellness, disease management and insurance companies who ultimately have the relationship with the end customer. The Company's current services are aggregated with its partners' offerings to provide a total solution. As such, the Company's success is largely dependent on that of its partners.

Through the increased focus on the Health and Wellness sector, the Company believes it will be able to capitalize on the opportunities that exist in the Health and Wellness sector given the macro-economic focus on health care costs and improving the efficiency of health care delivery in the United States to grow revenue.

If the Company is not able to realize the benefits from the consolidation in Kansas and control the costs of transition, reduce its selling, general and administrative costs as it seeks to streamline operations and improve efficiency, grow the Health and Wellness service line and maintain Heritage Labs revenues as expected, and timely realize sufficient proceeds from the Holdback Amount and the sale of the Basking Ridge real estate, it may violate covenants or otherwise not be able to borrow under the 2013 Loan and Security Agreement. These and other factors could adversely affect the Company's liquidity and its ability to generate cash flow in the future.

Based on the Company's anticipated level of future revenues, sale of the Basking Ridge real estate, collection of the Holdback amount and restructuring initiatives, and the Company's existing cash, cash equivalents, working capital and credit facility, the Company believes it has sufficient funds to meet its cash needs through at least September 30, 2014.

Note 3:	(Loss) Earnings Per Share

Outstanding stock options to purchase approximately 6,280,000 and 6,180,000 shares of the Company's common stock were excluded from the calculation of diluted loss per share for the three and nine month periods ended September 30, 2013, respectively, and approximately 5,565,000 and 5,543,000 shares for the three and nine month periods ended September 30, 2012, respectively, because their exercise prices exceeded the average market price of the Company's common stock for such periods and, therefore, were antidilutive.

Note 4: Impairment of Long-lived Assets

During the nine month period ended September 30, 2013, the Company recorded an impairment charge in continuing operations of $0.2 million, which is included in impairment of long-lived assets in the accompanying consolidated statement of operations for the nine month period ended September 30, 2013. The charge of $0.2 million for the nine month period ended September 30, 2013 relates to the write-off of certain financial system software which will not be utilized in the future.

During the nine month periods ended September 30, 2013 and 2012, the Company recorded impairment of long-lived assets of Portamedic of $0.1 million and $0.2 million, respectively, which is included in the loss from discontinued operations, including income taxes.

Note 5: Share-Based Compensation

Employee Share-Based Compensation Plans - On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, non-vested stock and performance shares. The 2008 Plan provides for the issuance of an aggregate of 5,000,000 shares. For the three and nine months ended September 30, 2013, the Company granted 325,000 options to purchase shares under the 2008 Plan. For the nine months ended September 30, 2012, 900,000 options for the purchase of shares were granted under the 2008 Plan as well as 205,332 shares of restricted stock granted to the Company's Chief Executive Officer as settlement for a discretionary bonus of $0.1 million. As of September 30, 2013, approximately 1,479,900 shares remain available for grant under the 2008 Plan.

On May 24, 2011, the Company's shareholders approved the 2011 Omnibus Employee Incentive Plan (the "2011 Plan") providing for the grant of stock options and non-vested stock awards. On May 29, 2013, the Company's shareholders approved an amendment and restatement of the 2011 Plan which increased the number of shares of the Company's common stock available for issuance from 1,500,000 shares to 3,500,000 shares (subject to adjustment as provided in the Amended and Restated Omnibus Plan). The 2011 Plan is to remain in effect until the earlier of (i) the 10th anniversary of the plan's original effective date (May 24, 2011), or (ii) the date all shares of stock available for issuance have been issued. During the three and nine months ended September 30, 2013, an aggregate of 2,000,000 options for the purchase of shares were granted under the 2011 Plan. During the three and nine months ended September 30, 2012, an aggregate of 1,225,000 options for the purchase of shares were granted under the 2011 Plan. As of September 30, 2013, approximately 1,092,500 shares remain available for grant under the 2011 Plan as amended.

Options awarded under the 2008 and 2011 Plans (as amended) are granted at fair value on the date of grant, are exercisable in accordance with a vesting schedule specified in the grant agreement, and have contractual lives of 10 years from the date of grant. Options to purchase an aggregate of 500,000 shares of the Company's stock granted to certain executives of the Company in December 2010 vested 50% on each of the first and second anniversaries of the grant. Options to purchase an aggregate of 325,000, 1,277,500 and 337,600 shares of the Company's stock granted to certain executives of the Company in September 2013, July 2012 and July 2011, respectively, vest one-third on each of the first, second and third anniversaries of the grant. Options to purchase 2,000,000 shares of the Company's stock granted to the Chief Executive Officer of the Company in September 2013, vest 25% upon receipt of the grant and 25% on the first, second and third anniversary of the grant. All other options granted by the Company vest 25% on each of the second through fifth anniversaries of the grant.

The fair value of the stock options granted during the three and nine month periods ended September 30, 2013 and 2012 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected life (years)	5.4	5.5	5.4	5.5
Expected volatility	89.6%	92.4%	89.6%	92.4%
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.5%	0.7%	1.5%	0.7%
Weighted average fair value of options granted during the period	$0.34	$0.47	$0.34	$0.47

The following table summarizes stock option activity for the nine month period ended September 30, 2013:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2012	6,429,250	$1.28
Granted	2,325,000	0.47
Exercised	(60,550)	0.24
Expired	(1,016,950)	2.67
Forfeited	(1,371,650)	0.63
Outstanding balance at September 30, 2013	6,305,100	0.91	7.7	$4
Options exercisable at September 30, 2013	3,526,850	$1.20	6.3	$4

The aggregate intrinsic value disclosed in the table above represents the difference between the Company's closing stock price on the last trading day of the quarter ended September 30, 2013 and the exercise price, multiplied by the number of in-the-money stock options.

Under the 2008 Plan, during the three and nine months ended September 30, 2013, an aggregate of 60,550 stock options valued at $0.24 were exercised. No stock options were exercised during the nine months ended September 30, 2012. Options for the purchase of an aggregate of 1,498,850 shares of common stock vested during the nine month period ended September 30, 2013, and the aggregate fair value at grant date of these options was $0.7 million. As of September 30, 2013, there was approximately $0.9 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 2.5 years.
In July 2009, an aggregate of 500,000 shares of non-vested stock were granted under the 2008 Plan. The shares vest as follows: 25% after two years and 25% on each of the next three anniversary dates thereafter. As of September 30, 2013, an aggregate of 337,500 shares of such non-vested stock were forfeited and 150,000 were vested. In July 2011, an aggregate of 305,000 shares of non-vested stock were granted under the 2008 Plan. As of September 30, 2013, an aggregate of 112,500 shares of such non-vested stock were forfeited and 155,100 were vested. The shares vest as follows: 33% on each of the first and second anniversary dates and 34% on the third anniversary. As of September 30, 2013, there was approximately $0.03 million of total unrecognized compensation cost related to non-vested stock awards. The cost is expected to be recognized over a weighted average period of 0.8 years.
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
Other Stock Awards - On May 30, 2007, the Company's shareholders approved the Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company's stock to the Company's non-employee directors. The total number of shares that may be awarded under the 2007 Plan is 600,000. As of September 30, 2013, there remain available for grant approximately 360,000 shares under the 2007 Plan. Effective June 1, 2007, each non-employee member of the Board of Directors other than the non-executive chair receives 5,000 shares annually and the non-executive chair receives 10,000 shares annually of the Company's stock, with such shares vesting immediately upon issuance. The Company believes that the shares awarded under the 2007 Plan are “restricted securities”, as defined in SEC Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). The Company filed a Registration Statement on Form S-8 with respect to the 2007 Plan on April 16, 2008. The directors who receive shares under the 2007 Plan are "affiliates" as defined in Rule 144 under the Securities Act and thus remain subject to the applicable provisions of Rule 144. In addition, the terms of the awards (whether or not restricted) specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board or, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member. During the nine months ended September 30, 2013 and 2012, shares awarded under the 2007 Plan totaled 30,000 and 30,000, respectively.

The Company recorded $0.4 million and $0.8 million of share-based compensation expense in selling, general and administrative expenses for the three and nine month periods ended September 30, 2013, respectively, and $0.2 million and $0.5 million for the three and nine month periods ended September 30, 2012, respectively, related to stock options, non-vested stock, restricted stock awards and the 2004 Plan. In connection with resignations of former members of management, the Company reversed previously recorded share-based compensation expense totaling $0.1 million and $0.2 million during the three and nine month periods ended September 30, 2013 and $0.0 million for the three and nine month periods ended September 30, 2012. The reversal was recorded in restructuring charges on the Company's consolidated statement of operations (See note 8).

Note 6: Discontinued Operations

On September 30, 2013, the Company completed the sale of certain assets comprising its Portamedic service line to Piston. Pursuant to the terms of the Asset Purchase Agreement, the Company sold assets associated with its Portamedic service line, including, among other things, fixed assets and intellectual property, to Piston, and Piston assumed certain specified liabilities (the “Portamedic Disposition”). The adjusted purchase price (the "Purchase Price") was approximately $8.1 million in cash, adjusted from $8.4 million at announcement due to changes in working capital, of which $2.0 million (the “Holdback Amount”) was held back by Piston as security for the Company’s obligations and agreements.

The Holdback Amount will be released as follows: within three business days after the date on which final closing adjustments for inventory and other current assets are determined and (the “Closeout Date”) (and after giving effect to any deductions from the Holdback Amount prior to such date), Piston will pay to the Company all amounts, if any, in excess of $1.0 million and the remaining $1.0 million of the Holdback Amount, less any deductions with respect to indemnification claims and any amounts in respect of any indemnification claims then in dispute, will be paid to the Company on the first anniversary of the Closeout Date. There cannot be any assurance that the Holdback Amount will be collected by the Company in full however, management currently expects to realize the amount in full and has recorded receivables in other current assets and other assets totaling $2.0 million.

The Company decided to sell its underperforming Portamedic service line and shift its focus towards the growth of its remaining health care service lines. In connection with the sale of Portamedic, the Company received $6.1 million of cash proceeds and incurred $0.9 million of financial advisory, legal and accounting fees, as of September 30, 2013. The Portamedic sale provides the Company with capital to invest in its Health and Wellness and Heritage Lab service lines. In addition, the Company retains the Portamedic accounts receivable and accounts payable, giving the Company over $9.4 million of working capital at September 30, 2013 to utilize in supporting wellness programs, clinical research and government studies.

The following summarizes the operating results of Portamedic and the gain on sale of Portamedic which are reported in discontinued operations in the accompanying consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2013	2012	2013	2012
Revenues	$19,173	$21,371	$62,437	$72,077
Loss from operations before income taxes	$(1,958)	$(997)	$(4,709)	$(5,446)
Gain on sale of Portamedic and subsidiary	$3,543	$—	$3,618	65
Income taxes, which comprise margin tax expenses, relating to the operations of Portamedic were less than $0.1 million for each period presented and there were no income taxes on the gain of the sale due to the availability of net operating loss carry forwards with a full valuation allowance.

The assets and liabilities of Portamedic are presented separately under the captions “Assets held for sale” and “Liabilities held for sale,” respectively, in the accompanying consolidated balance sheet as of December 31, 2012 and consist of the following:

(in thousands)	December 31, 2012
Assets held for sale:
Inventories	941
Other current assets	400
Property, plant and equipment, net	2,080
Other assets	225
Total assets	$3,646

Liabilities held for sale:
Deferred rent	104
Capital leases	116
Total liabilities	$220

In June 2008, the Company sold substantially all of the assets and liabilities of its Claims Evaluation Division ("CED") operating segment. In connection with the sale of the CED, the Company released as the primary obligor for certain lease obligations acquired but remain secondarily liable in the event the buyer defaults. In September 2013, the Company reduced the reserve for this liability by $0.1 million and reported the corresponding gain in discontinued operations. At September 30, 2013, the Company maintained a liability of $0.1 million for this lease obligation. The guarantee is provided for the term of the lease, which expires in July 2015. As of September 30, 2013, the maximum potential amount of future payments under the guarantee is $0.1 million.

Note 7: Inventories

Included in inventories at September 30, 2013 and December 31, 2012 are $0.7 million and $0.4 million, respectively, of finished goods and $1.1 million and $0.9 million, respectively, of components.

Note 8: Restructuring Charges

During the three and nine month periods ended September 30, 2013, the Company recorded restructuring charges in continuing operations totaling $0.4 million and $0.7 million, respectively. The restructuring charges for the three month period ended September 30, 2013 consisted of severance related to the resignation of the former CFO and other employee severance. The restructuring charges for the nine month period ended September 30, 2013 consisted of severance related to the resignation of the former CEO and CFO and other employee severance.

During the three and nine month periods ended September 30, 2012, the Company recorded restructuring charges totaling $0.0 million and $0.4 million, respectively. The restructuring charges consisted of employee severance.

At September 30, 2013, $1.7 million related to restructuring charges are recorded in accrued expenses and $0.1 million are recorded as other long-term liabilities in the accompanying consolidated balance sheet. These amounts include $1.2 million related to Portamedic that have been retained by the Company after the sale of Portamedic. These accruals include severance and branch closure expenses.

Note 9: Loan and Security Agreement

2013 Loan and Security Agreement

As of February 28, 2013, in conjunction with the Company entering into the 2013 Loan and Security Agreement, the Company terminated the 2009 Loan and Security Agreement with TD Bank, N.A. During the three and nine months ended September 30, 2013, in connection with the 2013 Loan and Security Agreement, the Company incurred unused line fees of $0.04 million and $0.08 million respectively. During the three and nine months ended September 30, 2012 in connection with the 2009 Loan and Security Agreement, the Company incurred unused line fees of $0.00 million and $0.02 million, respectively.

Proceeds from the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The 2013 Loan and Security Agreement provides a revolving credit facility to the Company in an aggregate principal amount at any time outstanding which does not exceed 85% of “Eligible Receivables” (as defined in the 2013 Loan and Security Agreement) less any reserves established by Keltic Financial, provided that in no event can the aggregate amount of the revolving credit loans at any time exceed $10 million. Eligible Receivables do not include Heritage Labs receivables, certain Hooper Holmes Services receivables, unbilled Portamedic and Health & Wellness receivables, and other receivables deemed ineligible by Keltic Financial.

As of September 30, 2013 there were $2.6 million in borrowings outstanding under our 2013 Loan and Security Agreement, and the Company's available borrowing capacity was $0.04 million based on September 30, 2013 Eligible Receivables and a $0.8 million reserve established by Keltic Financial. Because unbilled receivables are not considered Eligible Receivables, the Company's borrowing capacity can fluctuate in accordance with its monthly billing cycles. Given the timing of the Company's billing cycle and the borrowing base calculation method and timeline, available borrowing capacity increased to approximately $6.0 million by October 4, 2013 and the reserve established by Keltic Financial was increased back to $1.5 million from a temporary reduction to increase available borrowing at the end of September 2013.

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

Interest on revolving credit loans is calculated based on the greatest of (i) the annualized prime rate plus 2.75%, (ii) the 90 day LIBOR rate plus 5.25%, and (iii) 6% per annum. In connection with the 2013 Loan and Security Agreement, the Company incurred a commitment fee of $0.1 million and other issue costs totaling $0.7 million. During the three and nine months ended September 30, 2013, in connection with the 2013 Loan and Security Agreement the Company incurred $0.04 million and $0.1 million in facility fees, respectively.

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

Keltic Financial consented to the change in CEO and CFO that occurred during 2013 as well as the sale of Portamedic. There were no waiver or amendment fees paid or associated with these consents.

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

Note 10: Commitments and Contingencies

The Company has employment retention or change in control agreements with certain executive officers that provide, in defined circumstances, for the payment of severance payments of 12 months base compensation, among other things.

On September 30, 2013, the Company completed the sale of certain assets comprising its Portamedic service line to Piston. The Asset Purchase Agreement also provides, among other things, that (1) if Piston incurs any losses relating to any governmental inquiry received by Piston or the Company within 18 months of the closing date, the Company will pay up to $100,000 for one half of such losses, (2) if Piston elects to pursue, prosecute, defend, settle, compromise, appeal or take other actions with respect to certain matters relating to matters disclosed by the Company to Piston pre-closing (“Pre-Closing Matters”), the Company will cooperate with Piston (including joining in any legal proceeding related to such matters) and pay up to $100,000 for one half of all losses in connection with such matters, and (3) Piston or its designees will make required payments for rents, charges, maintenance fees and all utility services to the Company associated with Piston’s or such designee’s occupancy of each premises that is the subject of a Company lease to be assumed by Piston or its designees, but the assignment of which was not completed by closing, until such time as the lease is duly assigned (or otherwise superseded by an agreement between Piston and the applicable landlord). The Company has agreed to bear all liability relating to the occupancy arrangements until they are transferred to Piston. With respect to Pre-Closing Matters, the Company also agreed that in the event Piston elects to pursue a claim relating to a Pre-Closing Matter and desires to add the Company as a plaintiff, Piston and the Company will cooperate to select counsel and to jointly prosecute such claim, but Piston will control such claim.

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

Note 11: Litigation

With respect to the complaint filed against the Company in U.S. District Court for the District of New Jersey on May 24, 2012 alleging that the Company failed to pay overtime compensation to a purported class of certain independent contractor examiners, preliminary motion practice and discovery is continuing. The Company has denied all of the allegations in the case and believes them to be without merit.

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

Note 12: Income Taxes

The Company recorded tax expense of less than $0.01 million and $0.01 million in continuing operations for the three and nine month periods ended September 30, 2013, respectively, reflecting a state tax liability to one state. For the three and nine month periods ended September 30, 2012, the Company recorded tax expense of less than $0.01 million and $0.01 million, respectively, reflecting a state tax liability to one state. No amounts were recorded for unrecognized tax benefits or for the payment of interest and penalties during the three and nine month periods ended September 30, 2013 and 2012. No federal or state tax benefits were recorded relating to the current year loss, as the Company continues to believe that a full valuation allowance is required on its net deferred tax assets.
In July 2008, the Company received notification from the Internal Revenue Service that it had completed its audits of the Company's tax returns for the years 2001 through 2006 with no adjustments. An examination of the Company's 2011 federal income tax return is currently underway. State income tax returns for the year 2008 and forward are subject to examination.

As of September 30, 2013, the Company has U.S. federal and state net operating loss carryforwards in excess of $100 million each. The net operating loss carryforwards, if unutilized, will expire in the years 2013 through 2033.

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Report, the terms “Hooper Holmes,” “Company,” “we,” “us” and “our” refer to Hooper Holmes, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, but not limited to, statements about our plans, strategies and prospects. When used in this Report, the words “expects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margins, operating and net profits/losses, changes in certain service line offerings and strategic focus.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, risks related to customer concerns about our financial health, our liquidity and ability to comply with financial covenants in our Loan and Security Agreement, declines in our business, our competition, and our ability to successfully implement cost reduction and strategic initiatives. The section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, entitled “Risk Factors” and similar discussions in our other filings with the Securities and Exchange Commission (“SEC”) discuss these and other important risks that may affect our business, results of operations, cash flows and financial condition. Investors should consider these factors before deciding to make or maintain an investment in our securities. The forward-looking statements included in this Report are based on information available to us as of the date of this Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Overview

Our Company was founded in 1899. We are a publicly-traded New York corporation whose shares of common stock (HH) are listed on the NYSE MKT Stock Exchange.  Our corporate headquarters are located in Basking Ridge, New Jersey. Over the last 40 years, our business focus has been on providing health risk assessment services.

Hooper Holmes is currently engaged in the following service lines:

•
Health & Wellness – mobilizes a national network of health professionals to provide on-site health screenings, laboratory testing, risk assessment and sample collection services to wellness and disease management companies, insurance companies, employers, government organizations and academic institutions;

•
Heritage Labs – performs tests of blood, urine and oral fluid specimens, primarily in connection with life insurance exams and wellness screenings performed by our Health & Wellness service line, and assembles and sells specimen collection kits; and

•
Hooper Holmes Services – provides telephone interviews of insurance applicants, compiles health histories, collects medical records and provides underwriting services to help life insurance companies evaluate underwriting risks.

As a provider of services to the health and insurance industries, the Company's business is subject to seasonality, with third quarter sales typically dropping below the other quarters due to a decline in activity during the summer months and fourth quarter sales typically the strongest quarter due to annual benefit renewal cycles.

On September 30, 2013, the Company completed the sale of certain assets comprising its Portamedic service line. The Portamedic service line is accounted for as a discontinued operation in this Report. Accordingly, the assets and liabilities of Portamedic that were sold have been reclassified and are reported as assets and liabilities held for sale on the December 31, 2012 consolidated balance sheet. The operating results of Portamedic are segregated and reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Certain costs presented within continuing operations in the financial statements, notably selling, general and administrative costs, may not be indicative of costs going forward because those costs have historically been shared among service lines and the continuing operations have been and are being restructured. There is no guarantee that costs allocated to Portamedic and included in discontinued operations will be eliminated in future periods. For the three and nine month periods ended September 30, 2013 and 2012 Portamedic services accounted for 66% and 67%, 68% and 70%, respectively of the Company's total revenue.

As a result of the sale of the Portamedic service line we will re-evaluate segment reporting in the fourth quarter of 2013 based on any changes in the discrete financial information that the Chief Operating Decision Maker, as required by ASC 280, receives in that period, We will determine whether the Company continues to have one reportable segment or more than one reportable segment in accordance with ASC 280.

In the fourth quarter of 2013, the Company began relocating our headquarters to Kansas. At this time we cannot determine with reasonable certainty whether the relocation or potential restructuring initiatives associated with the relocation may have a material positive, negative or any impact in the aggregate on our future performance.

Sale of Portamedic

On August 15, 2013, the Company entered into a definitive agreement (“Asset Purchase Agreement”) to sell its Portamedic brand and other assets comprising the Company's Portamedic service line to American Para Professional Systems, Inc. (“APPS”, “Piston Acquisition, Inc.”, and/or “Piston”) for $8.4 million in cash, subject to adjustments.

On September 30, 2013, the Company completed the sale of certain assets comprising its Portamedic service line to Piston. Pursuant to the terms of the Asset Purchase Agreement, the Company sold assets associated with its Portamedic service line, including, among other things, fixed assets and intellectual property, to Piston, and Piston assumed certain specified liabilities (the “Portamedic Disposition”). The adjusted purchase price (the "Purchase Price") was approximately$8.1 million in cash, adjusted from $8.4 million at announcement due to changes in working capital, of which $2.0 million (the “Holdback Amount”) was held back by Piston as security for the Company’s obligations and agreements under the Asset Purchase Agreement and certain other agreements between the Company and Piston.

The Holdback Amount will be released as follows: within three business days after the date on which final closing adjustments for inventory and other current assets are determined (the “Closeout Date”) (and after giving effect to any deductions from the Holdback Amount prior to such date), Piston will pay to the Company all amounts, if any, in excess of $1.0 million and the remaining $1.0 million of the Holdback Amount, less any deductions with respect to indemnification claims and any amounts in respect of any indemnification claims then in dispute, will be paid to the Company on the first anniversary of the Closeout Date. There cannot be any assurance that the Holdback Amount will be collected by the Company in full, however management currently expects to realize the amount in full and has recorded receivables in other current assets and other assets totaling $2.0 million.

Strategic Rationale

By selling its underperforming Portamedic business, the Company is creating a streamlined health care company positioned to capitalize on growing healthcare trends. The Company’s focus has shifted from turning around Portamedic to growth in our health care related service lines. Our continuing operations include the Company's Health and Wellness service line, which provides biometric screenings for national wellness and disease management companies, employers and government customers, and Heritage Labs International, Inc., the Company's clinical reference laboratory located in Olathe, KS. Heritage Labs will continue to support the life insurance market through its lab business with carriers. The Company also retains its outsourced underwriting and other non-paramedical exam insurance services operations in Lenexa, KS and Omaha, NE.

The Portamedic sale provides the Company with capital to invest in our Health and Wellness and Heritage Lab service lines. In addition, the Company retains the Portamedic accounts receivable and accounts payable, giving the Company over $9.4 million of working capital at September 30, 2013 to utilize in supporting wellness programs, clinical research and government studies.

The overall market for our wellness services is growing and is expected to continue to grow with the increased focus nationally on healthcare initiatives. According to the 2013 Towers Watson - National Business Group on Health Employer Survey, more employers are considering offering financial rewards to encourage participation by employees and spouses in health management programs.

Further, under the wellness rules for the Affordable Care Act that will take effect in January 2014, companies are permitted to offer a reward of up to 30 percent of health costs for employees who complete a participatory program like a risk assessment, or biometric tests like waist measurement. According to the 2013 RAND Workplace Wellness Program Study, about half of all employers with 50 or more employees already offer wellness programs, and almost half of employers with a wellness program conduct biometric screenings such as those provided by the Company.

Highlights for the Three and Nine Month Periods Ended September 30, 2013

Continuing Operations Financial Results for the Three Month Period Ended September 30, 2013

For the three month period ended September 30, 2013, consolidated revenues from continuing operations totaled $11.0 million, a 10.6% decline from the corresponding prior year period. Our gross profit from continuing operations totaled $2.3 million for the three month period ended September 30, 2013 versus $3.5 million in the comparable period of the prior year. Our gross profit percentage from continuing operations was 20.6% for the three month period ended September 30, 2013, representing a decline from the gross profit percentage of 28.8% for the three month period ended September 30, 2012, primarily attributable to a decrease in revenue from one of our Health and Wellness customers, increases in event management labor and travel costs for field specialists and examiners and a decrease in revenue from the Company's life insurance lab testing services.

SG&A expenses from continuing operations were $5.0 million in the three month period ended September 30, 2013, an increase of $0.3 million, or 7.5%, in comparison to the three month period ended September 30, 2012 due in large part to increases in professional and consulting expenses. During the three month periods ended September 30, 2013 and 2012, restructuring charges totaled $0.4 million and $0.0 million, respectively, primarily consisting of employee severance costs.

Our operating loss from continuing operations for the three month period ended September 30, 2013 was $3.1 million compared to a $1.1 million loss for the comparable prior year period.

For the three month period ended September 30, 2013, we incurred a loss from continuing operations of $3.3 million, or $0.05 per share on both a basic and diluted basis, compared to loss from continuing operations of $1.2 million, or $0.03 per share on both a basic and diluted basis, for the comparable prior year period.

Discontinued Operations Financial Results for the Three Month Period Ended September 30, 2013

For the three month period ended September 30, 2013, we recognized income from discontinued operations of $1.6 million or $0.02 per share on both a basic and diluted basis, compared to loss from discontinued operations of $1.0 million or $0.01 per share on both a basic and diluted basis, for the comparable prior year period. Included in the operations from discontinued operations is a gain on sale of $3.5 million.

Continuing Operations Financial Results for the Nine Month Period Ended September 30, 2013

For the nine month period ended September 30, 2013, consolidated revenues from continuing operations totaled $34.2 million, a 4.5% decline from the corresponding prior year period. Our gross profit from continuing operations totaled $8.5 million for the nine month period ended September 30, 2013 versus $10.3 million in the comparable period of the prior year. Our gross profit percentage from continuing operations was 24.9% for the nine month period ended September 30, 2013, representing a decline from the gross profit percentage of 28.7% for the nine month period ended September 30, 2012, primarily attributable to a decrease in revenue from one of our Health and Wellness customers and a decrease in revenue from the Company's life insurance lab testing services.

SG&A expenses from continuing operations were $15.4 million in the nine month period ended September 30, 2013, an increase of $0.3 million, or 2.1%, in comparison to the nine month period ended September 30, 2012 due in large part to increases in professional and consulting expenses. During the nine month periods ended September 30, 2013 and 2012, restructuring charges totaled $0.7 million and $0.4 million, respectively, primarily consisting of employee severance costs.

Our operating loss from continuing operations for the nine month period ended September 30, 2013 was $7.7 million compared to a $5.2 million loss for the comparable prior year period.

For the nine month period ended September 30, 2013, we incurred a loss from continuing operations of $8.2 million, or $0.12 per share on both a basic and diluted basis, compared to a loss of $5.5 million, or $0.08 per share on both a basic and diluted basis, for the comparable prior year period.

Discontinued Operations Financial Results for the Nine Month Period Ended September 30, 2013

For the nine month period ended September 30, 2013, we incurred a loss from discontinued operations of $1.1 million or $0.02 per share on both a basic and diluted basis, compared to loss from discontinued operations of $5.4 million, or $0.08 per share on both a basic and diluted basis, for the comparable prior year period. Included in the loss from discontinued operations is a gain on sale of $3.6 million.

Health & Wellness

Health & Wellness revenues in the third quarter of 2013 were $5.0 million, a decrease of $0.3 million, or 5.5%, from the prior year period, reflecting lower volumes from one customer, as it made changes in its business which reduced demand. For the first nine months of 2013, Health & Wellness revenues were $14.2 million, representing a 7.6% increase from the prior year period. In the third quarter of 2013, Health & Wellness performed approximately 89,000 health screenings, compared to 102,000 health screenings in the prior year period. This 13% unit decline was partially offset by an increase in average unit price. We have conducted screening events in every state in the U.S. as well as the District of Columbia and Puerto Rico. To date, we have certified approximately 3,300 of the examiners in our network to be “wellness certified” examiners.

Health & Wellness services include event scheduling, provision and fulfillment of all supplies (such as sample collection kits, blood pressure cuffs, stadiometers, scales, centrifuges and lab coats) at screening events, professional event management, biometric screenings (height, weight, body mass index, hip, waist and neck measurements, pulse, blood pressure), blood draws via venipuncture or finger stick, lab testing, participant and aggregate data reporting, data processing and data transmission. Heritage Labs does all of the testing on the venipuncture samples we collect at health and wellness screenings.

We believe the market for health and wellness is likely to grow over the next three to five years, and that we are well positioned to increase revenues from our biometric screening and other related services. Several recent milestones include:

•	Reorganized operations in client focused teams to both schedule and manage events, providing a single point of contact for event quality;

•	Appointed 60 field Examiner Specialists to mentor local health professionals;

•	Dedicated an in-house recruiting team to add new health professionals to our nationwide network;

•	Created new, hands-on training facility in Olathe, KS; and

•	Developed new training programs to certify new health professionals more efficiently and effectively.

We believe that we are well-positioned to capture a significant share of the health and care management market given our Company’s unique set of assets, including Heritage Labs, our proprietary Health & Wellness IT system, and our network of certified health professionals.   However, the success of Health & Wellness will also depend in part upon the success of our sponsors and the results their health and care management programs demonstrate to their employer clients.

Heritage Labs

Heritage Labs services consist principally of performing tests of blood, urine and oral fluid specimens and the assembly and sale of kits used in the collection and transportation of such specimens. Heritage Labs revenues in the third quarter of 2013 were $2.6 million, a decrease of 15.8% as compared to the prior year period due to decreased revenue from both lab testing and kit assembly. In the third quarter of 2013, approximately 61% of Heritage Labs revenue came from lab testing and 39% came from the sale of specimen kits.

Hooper Holmes Services

Hooper Holmes Services revenues for the third quarter 2013 were $3.4 million, a decrease of 13.4% in comparison to the prior year period. The three main sources of Hooper Holmes Services revenue are Health Information Services, including the collection of attending physicians’ statements (APS), disease state profiles provided by the Company’s Physicians Information Line or PIL service, Consumer Services such as tele-interviewing or tele-underwriting, and Health Risk Analytics, which includes outsourced underwriting services.

Health Information Services revenues totaled $0.6 million in the third quarter of 2013, a decrease of 24.2% in comparison with the prior year period. This decrease in revenue is primarily due to a decline in the number of APS/PIL units performed compared to the prior year period, along with 3.2% decrease in the average price per APS/PIL unit over the same comparable periods. Revenues from Consumer Services totaled $1.4 million in the third quarter of 2013, a decline of 5.5% as compared to the prior year period. Third quarter 2013 revenue from Health Risk Analytics totaled $1.0 million an increase of 11.7% compared to the prior year period.

Key Financial and Other Metrics Monitored by Management

In our periodic reports filed with the SEC we provide certain financial information and measurements of our service lines used by management in evaluating our performance and financial condition. Our objective in providing this information is to help our shareholders understand our overall performance and assess the profitability of our service lines and prospects for future net cash flows.

In the third quarter of 2013, we tracked:

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

Results of Continuing Operations

Comparative Discussion and Analysis of Results of Continuing Operations for the three and nine month periods ended September 30, 2013 and 2012

Revenues from Continuing Operations

The table below sets forth our revenue by service line for the periods indicated. For the three and nine month periods ended September 30, 2012 revenues previously reported as part of Portamedic totaling $0.9 million and $2.2 million, respectively, have been reclassified to Hooper Holmes Services to conform with current period presentation. This results from a change in data reporting methodology for revenue and costs associated with certain services performed by Hooper Holmes Services.

(in thousands)	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change

Health & Wellness	4,989	5,280	(5.5)%	14,196	13,191	7.6%
Hooper Holmes Services	3,427	3,957	(13.4)%	11,374	12,543	(9.3)%
Heritage Labs	2,577	3,062	(15.8)%	8,623	10,052	(14.2)%
Total	$10,993	$12,299	(10.6)%	$34,193	$35,786	(4.5)%

Heritage Labs sales amounts include sales to Portamedic

Consolidated revenues from continuing operations for the three month period ended September 30, 2013 were $11.0 million, a decline of $1.3 million, or 10.6%, from the prior year period. For the nine month period ended September 30, 2013, our consolidated revenues from continuing operations were $34.2 million compared to $35.8 million in the corresponding period of the prior year, a decline of $1.6 million, or 4.5%.

Health & Wellness

Health & Wellness revenues in the third quarter of 2013 were $5.0 million, a decrease of $0.3 million, or 5.5%, compared to $5.3 million in the prior year period. This performance reflects lower volumes from one customer, as it made changes in its business which reduced demand. For the nine month period ended September 30, 2013, revenue increased to $14.2 million or 7.6% compared to $13.2 million for the same period in the prior year.

Our revenue decrease in the three month period ended September 30, 2013, as compared to the prior year period, is primarily due to a decreased number of screenings partially offset by a higher average price per unit. Our revenue increase in the nine month period ended September 30, 2013, as compared to the prior period, is primarily due to an increased number of screenings at a higher average unit price. Health & Wellness performed 12.7% fewer health screenings in the third quarter of 2013 compared to the third quarter of 2012 (89,000 in third quarter of 2013 vs. 102,000 in third quarter of 2012), and 4.5% more health screenings during the nine month period ended September 30, 2013 compared to the same period in 2012 (258,000 in the nine months ended September 30, 2013 vs. 247,000 in the nine months ended September 30, 2012).

Hooper Holmes Services

Hooper Holmes Services revenues for the third quarter of 2013 were $3.4 million, a decrease of 13.4% from the prior year period. For the nine month periods ended September 30, 2013 and 2012, revenues totaled $11.4 million and $12.5 million, respectively.

Health Information Services revenue declined 25.5% in the third quarter of 2013 compared to the prior year period, and decreased 14.8% for the nine months ended September 30, 2013 as compared to the prior year period. Revenue from our APS retrieval and PIL decreased 31.4% in the third quarter of 2013 compared to the prior year period primarily due to a decrease in the number of APS/PIL units performed during the third quarter combined with a lower average price as compared to the prior year period. For the nine month period ended September 30, 2013, revenue from our APS retrieval and PIL declined 17.8% in comparison to the prior year period primarily due to a decrease in the number of APS/PIL units performed during the third quarter combined with a lower average price as compared to the prior year period. Inspection and Motor Vehicle Report ("MVR") reporting revenue decreased 4.1% in the third quarter of 2013 compared to the prior year period. For the nine month period ended September 30, 2013, Inspection and MVR reporting revenue declined 3.4% as compared to the prior year period.

Consumer Services includes our tele-underwriting/interviewing services. Revenues from Consumer Services for the third quarter of 2013 decreased 8.3% as compared to the prior year period. The decrease in revenue is primarily due to a decline in the number of tele-underwriting/interviewing units completed of 6.6% combined with a 1.9% decline in the average price per unit in the third quarter 2013 as compared to the prior year period. For the nine month period ended September 30, 2013 revenues decreased 8.5% as compared to the prior year period. The decrease in revenue is primarily due to a decline in the number of tele-underwriting/interviewing units completed offset, to some extent, by an increase in the average price per unit in the nine month period ended September 30, 2013 as compared to the prior year period.

Health Risk Analytics includes our risk management and underwriting services. Revenues increased 11.7% in the third quarter of 2013 compared to the prior year period. For the nine month period ended September 30, 2013 revenues increased 5.7% compared to the prior year period.

Heritage Labs

Heritage Labs revenues in the third quarter of 2013 were $2.6 million, a decrease of $0.5 million, or 15.8%, compared to the prior year period. For the nine month period ended September 30, 2013, revenue decreased to $8.6 million compared to $10.1 million for the same period of the prior year, or 14.2%.

During the third quarter of 2013, revenue from lab testing (approximately 61% of total Heritage Labs revenue in the third quarter of 2013) decreased 14.4% in comparison to the prior year period. For the nine month period ended September 30, 2013, revenue from lab testing decreased 12.9% in comparison to the prior year period. Heritage Labs tested 14.0% fewer specimens in the third quarter of 2013 compared to the prior year period (92,000 in the third quarter of 2013 vs. 107,000 in the third quarter of 2012), and 12.5% fewer specimens in the first nine months of 2013 compared to the same period in 2012 (309,000 in the nine months ended September 30, 2013 vs. 353,000 in the nine months ended September 30, 2012). These declines are due in large part to a decrease in demand for the Company's life insurance lab testing services and the loss of some life insurance customers. Heritage Labs average revenue per specimen tested decreased in the third quarter of 2013 compared to the prior year period ($17.02 in the third quarter of 2013 vs. $17.26 in the third quarter of 2012). Average revenue per specimen decreased in the first nine months of 2013 compared to the same period in 2012 ($16.73 in the nine month period ended September 30, 2013 vs. $16.92 in the nine month period ended September 30, 2012) primarily due to a decrease in average service price, partially offset by an increase in shipping costs passed on to our customers.

During the third quarter of 2013, revenue from lab kit assembly (approximately 39% of Heritage Labs revenue in the third quarter of 2013) decreased 18.1% as compared to the prior year period. For the nine month period ended September 30, 2013, revenue from lab kit assembly decreased to $3.4 million, or 16.2%, as compared to the prior year period.

Cost of Operations

For the three and nine month periods ended September 30, 2012 costs previously reported as part of Portamedic totaling $0.8 million and $2.2 million, respectively, have been reclassified to Hooper Holmes Services to conform with current period presentation. This results from a change in data reporting methodology for revenue and costs associated with certain services performed by Hooper Holmes Services.

Consolidated cost of continuing operations was $8.7 million for the third quarter of 2013, compared to $8.8 million for the prior year period. For the nine months ended September 30, 2013, cost of continuing operations was $25.7 million compared to $25.5 million for the nine months ended September 30, 2012. The following table shows cost of operations as a percentage of revenues broken down by service line.

(in thousands)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013	As a % of Revenues	2012	As a % of Revenues	2013	As a % of Revenues	2012	As a % of Revenues
Health & Wellness	$4,208	84.3%	$3,600	68.2%	$10,679	75.2%	$8,936	67.7%
Hooper Holmes Services	3,001	87.6%	3,402	86.0%	9,820	86.3%	10,873	86.7%
Heritage Labs	1,521	59.0%	1,760	57.5%	5,164	59.9%	5,720	56.9%
Total	$8,730	79.4%	$8,762	71.2%	$25,663	75.1%	$25,529	71.3%

Heritage Labs costs include costs related to sales to Portamedic

Cost of continuing operations, as a percentage of revenue, increased to 79.4% and 75.1% for the three and nine month periods ended September 30, 2013, respectively, compared to the comparable prior year period.

Health & Wellness cost of operations increased as a percentage of revenues to 84.3% and 75.2% for the three and nine months ended September 30, 2013, respectively, as compared to the prior year periods. The increases are primarily due to increases in the cost of materials, event and field management labor and travel costs for field specialists and examiners.

Hooper Holmes Services cost of operations increased and decreased, respectively, as a percentage of revenues to 87.6% and 86.3% for the three and nine month periods ended September 30, 2013, compared to the prior year period. The increase in the third quarter of 2013 is primarily attributable to increased labor requirements of certain services.

Heritage Labs cost of operations increased as a percentage of revenues to 59.0% and 59.9% for the three and nine months ended September 30, 2013, respectively, as compared to the prior year period. The increase is primarily attributable to the effect of reduced revenues against the fixed costs needed to provide these services.

Selling, General and Administrative Expenses from Continuing Operations

(in thousands)	For the Three Months Ended September 30,		Increase	For the Nine Months Ended September 30,		Increase
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Selling, general and administrative expenses	$5,002	$4,655	$347	$15,372	$15,054	$318

In the fourth quarter of 2013, the Company began relocating our headquarters to Kansas. As the Company continues to explore cost-reduction and strategic options in the future, the expenses shown here may not be indicative of costs going forward. Historically, certain functions have been shared among all of our service lines, including Portamedic and our continuing operations. There is no guarantee that costs allocated to Portamedic and included in discontinued operations for the three and nine month periods ended September 30, 2013 and 2012 will be eliminated in future periods.

Consolidated SG&A expenses from continuing operations for the three month period ended September 30, 2013 increased $0.3 million compared to the prior year period. The increase is primarily attributable to increases of:

•	Outside legal fees and Board of Director fees totaling $0.2 million;

•	Executive consulting services and expenses totaling $0.3 million, and

•	Stock compensation and bonuses totaling $0.3 million.

These increases in SG&A were partially offset by decreases of:

•	Reduced health insurance costs totaling $0.1 million;

•	Executive salaries and expenses totaling $0.1 million;

•	Business license fees and use taxes totaling $0.1 million;

•	Paid time off (PTO) expense totaling $0.1 million, and

•	Heritage Labs management fees totaling $0.1 million.

Consolidated SG&A expenses from continuing operations for the nine month period ended September 30, 2013 increased $0.3 million compared to the prior year period. The increase is primarily attributable to increases of:

•	Executive consulting services and expenses totaling $1.0 million;

•	Outside legal fees and Board of Director fees totaling $0.4 million;

•	Workers Compensation insurance totaling $0.2 million, and

•	Stock compensation and bonuses totaling $0.1 million.

These increases in SG&A were partially offset by decreases of:

•	Reduced health insurance costs totaling $0.5 million;

•	Heritage Labs management fees totaling $0.3 million

•	Executive salaries and expenses totaling $0.2 million;

•	Paid time off (PTO) expense totaling $0.2 million;

•	Business license fees and use taxes totaling $0.1 million, and

•	Reduced payroll taxes totaling $0.1 million

Restructuring

During the three and nine month periods ended September 30, 2013, the Company recorded restructuring charges totaling $0.4 million and $0.7 million, respectively. The restructuring charges for the three month period ended September 30, 2013 consisted of employee severance related to the resignation of the former CFO and other employee severance. For the nine month period ended September 30, 2013 restructuring charges consisted of severance related to the resignation of the former CEO and CFO and other employee severance.

During the three and nine month periods ended September 30, 2012, the Company recorded restructuring charges totaling $0.0 million and $0.4 million, respectively. The restructuring charges consisted of employee severance.

At September 30, 2013, $1.7 million related to restructuring charges are recorded in accrued expenses and $0.1 million are recorded as other long-term liabilities in the accompanying consolidated balance sheet. These amounts include $1.2 million related to Portamedic that have been retained by the Company after the sale of Portamedic. These accruals include severance and branch closure expenses.

Operating Loss

Our consolidated operating loss for the three month period ended September 30, 2013 was $3.1 million, compared to a consolidated operating loss for the three month period ended September 30, 2012 of $1.1 million. For the nine month period ended September 30, 2013, our consolidated operating loss from continuing operations was $7.7 million, compared to a consolidated operating loss from continuing operations for the nine month period ended September 30, 2012 of $5.2 million.

Other Expense

Other expense, net for the three and nine month periods ended September 30, 2013 was $0.1 million and $0.3 million, respectively. Other expense, net for the three and nine month periods ended September 30, 2012 was $0.1 million and $0.2 million, respectively. These 2013 and 2012 charges consisted primarily of bank credit facility fees and amortization of deferred financing costs.

Income Taxes

We recorded a net tax expense of less than $0.01 million and $0.01 million for the three and nine month periods ended September 30, 2013, respectively. For the three and nine month periods ended September 30, 2012, we recorded a net tax expense of less than $0.01 million and $0.01 million, respectively. These 2012 and 2013 charges reflect certain state tax liabilities. No federal or state tax benefits were recorded relating to the current or prior year loss, as we continue to believe that a full valuation allowance is required on our net deferred tax assets.

Loss from Continuing Operations

Loss from continuing operations for the three month period ended September 30, 2013 was $3.3 million, or $0.05 per share on both a basic and diluted basis, compared to a net loss of $1.2 million, or $0.02 per share on both a basic and diluted basis, in the same period of the prior year. Loss from continuing operations for the nine month period ended September 30, 2013 was $8.2 million, or $0.12 per share on both a basic and diluted basis, compared to a net loss of $5.5 million, or $0.08 per share on both a basic and diluted basis, in the same period of the prior year.

Discontinued Operations

In connection with the sale of Portamedic, the Company received $6.1 million of cash proceeds and incurred $0.9 million of financial advisory, legal and accounting fees, as of September 30, 2013. The Portamedic sale provides the Company with capital to invest in our Health and Wellness and Heritage Lab service lines. In addition, the Company retains the Portamedic accounts receivable and accounts payable, giving the Company over $9.4 million of working capital at September 30, 2013 to utilize in supporting wellness programs, clinical research and government studies.

Loss from discontinued operations, including income taxes was $2.0 million and $1.0 million for the three months ended September 30, 2013 and 2012, respectively. The loss represents the results of operations for the Company's Portamedic service line that was sold to Piston on September 30, 2013. The Company recognized a gain on sale of $3.5 million

Loss from discontinued operations, including income taxes was $4.7 million and $5.5 million for the nine months ended September 30, 2013 and 2012, respectively. The loss represents the results of operations for the Company's Portamedic service line that was sold to Piston on September 30, 2013.

In June 2008, we sold substantially all of the assets and liabilities of our Claims Evaluation Division ("CED") operating segment. In connection with the sale of the CED, we were released as the primary obligor for certain lease obligations acquired but remain secondarily liable in the event the buyer defaults. In June 2013, we reduced the reserve for this liability by $0.08 million and reported the corresponding gain in discontinued operations. At September 30, 2013, we maintained a liability of $0.1 million for this lease obligation. The guarantee is provided for the term of the lease, which expires in July 2015. As of September 30, 2013, the maximum potential amount of future payments under the guarantee is $0.1 million.

Liquidity and Capital Resources

Our primary sources of liquidity are our cash and cash equivalents and our 2013 Loan and Security Agreement. At September 30, 2013, our working capital was $9.4 million before adjustment for assets and liabilities held for sale. Our current ratio as of September 30, 2013 was 1.6 to 1.

We present and discuss our cash flows inclusive of the Portamedic service line, which is the way our cash flows have been presented historically. Given the nature of our business, we have not historically separated much of our working capital by service line and thus we are not able to reliably distinguish between continuing and discontinued operations in our consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012. As such, changes in accounts payable, accounts receivable, inventory and other financial line items associated with the Portamedic service line may impact future cash flow statement presentation. We provide information about the impact of Portamedic on our cash flows below in the discussion of our cash flows from operating, investing and financing activities. Significant uses affecting our cash flows for the nine month period ended September 30, 2013 include:

•
a net loss of $9.3 million, net of non-cash adjustments related to gain on sale of Portamedic and subsidiary of $3.6 million, $1.8 million in depreciation expense, $0.6 million in share-based compensation expense, and impairment and loss on disposal of fixed assets of $0.5 million;

•	the payment of debt issue and amendment fees of $1.0 million

•	a decrease in inventory of $0.6 million;

•	a decrease in other assets of $0.2 million;

•	a combined net decrease in accounts payable, accrued expense and other long term liabilities of $1.7 million, and

•	capital expenditures of $1.1 million.

These uses of cash were partially offset by:

•	proceeds from the sale of Portamedic of $6.1 million;

•	a decrease in accounts receivable of $1.0 million; and

•	net borrowings under our credit facility of $2.6 million

Sale of Portamedic

On September 30, 2013, the Company completed the sale of certain assets comprising its Portamedic service line to Piston. Pursuant to the terms of the Asset Purchase Agreement, the Company sold assets associated with its Portamedic service line, including, among other things, fixed assets and intellectual property, to Piston, and Piston assumed certain specified liabilities (the “Portamedic Disposition”). The adjusted purchase price (the "Purchase Price") was approximately $8.1 million in cash, subject to adjustment, of which $2.0 million (the “Holdback Amount”) was held back by Piston as security for the Company’s obligations and agreements under the Asset Purchase Agreement and certain other agreements between the Company and Piston. The Holdback Amount will be released as follows: within three business days after the date on which final closing adjustments for inventory and other current assets are determined and paid to Piston (the “Closeout Date”) (and after giving effect to any deductions from the Holdback Amount prior to such date), Piston will pay to the Company all amounts, if any, in excess of $1.0 million and the remaining $1.0 million of the Holdback Amount, less any deductions with respect to indemnification claims and any amounts in respect of any indemnification claims then in dispute, will be paid to the Company on the first anniversary of the Closeout Date.

In connection with the sale of Portamedic, the Company received $6.1 million of cash proceeds and incurred $0.9 million of financial advisory, legal and accounting fees, as of September 30, 2013. We expect to receive additional cash proceeds of $1 million subject to adjustment, in each of 2014 and 2015.

The Purchase Agreement also provides, among other things, that (1) if Piston incurs any losses relating to any governmental inquiry received by Piston or the Company within 18 months of the closing date, the Company will pay for one-half of such losses, up to $100,000, (2) if Piston elects to pursue, prosecute, defend, settle, compromise, appeal or take other actions with respect to certain matters relating to matters disclosed by the Company to Piston pre-closing (“Pre-Closing Matters”), the Company will cooperate with Piston (including joining in any legal proceeding related to such matters) and pay for one-half of all losses in connection with such matters, up to $100,000 and (3) Piston or its designees will make required payments for rents, charges, maintenance fees and all utility services to the Company associated with Piston’s or such designee’s occupancy of each premises that is the subject of a Company lease to be assumed by Piston or its designees, but the assignment of which was not completed by closing, until such time as the lease is duly assigned (or otherwise superseded by an agreement between Piston and the applicable landlord). The Company has agreed to bear all liability relating to the occupancy arrangement referenced in clause (3) of the immediately preceding sentence, other than with respect to the payment obligations described in such clause (3). With respect to Pre-Closing Matters, the Company also agreed that in the event Piston elects to pursue a claim relating to a Pre-Closing Matter and desires to add the Company as a plaintiff, Piston and the Company will cooperate to select counsel and to jointly prosecute such claim, but Piston will control such claim.

There are no relationships between the Company, any of its affiliates, any director or officer of the Company, or any associate of any such director or officer, and Piston, or any of its affiliates.

Loan and Security Agreements

    As of February 28, 2013, in conjunction with the Company entering into the 2013 Loan and Security Agreement, the Company terminated the 2009 Loan and Security Agreement with TD Bank, N.A. During the three and nine months ended September 30, 2013, in connection with the 2013 Loan and Security Agreement, the Company incurred unused line fees of $0.04 million and $0.08 million respectively. During the three and nine months ended September 30, 2012 in connection with the 2009 Loan and Security Agreement, the Company incurred unused line fees of $0.00 million and $0.02 million, respectively.

Proceeds from the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The 2013 Loan and Security Agreement provides a revolving credit facility to the Company in an aggregate principal amount at any time outstanding which does not exceed 85% of “Eligible Receivables” (as defined in the 2013 Loan and Security Agreement) less any reserves established by Keltic Financial, provided that in no event can the aggregate amount of the revolving credit loans at any time exceed $10 million. Eligible Receivables do not include Heritage Labs receivables, certain Hooper Holmes Services receivables, unbilled Portamedic and Health & Wellness receivables, and other receivables deemed ineligible by Keltic Financial. In June 2013, Keltic Financial established a $1.5 million reserve which limits the maximum amount that may be outstanding under the credit facility to the lesser of $10 million and 85% of Eligible Receivables less $1.5 million

As of September 30, 2013 there were $2.6 million in borrowings outstanding under our 2013 Loan and Security Agreement. As of September 30, 2013, the Company's available borrowing capacity was $0.04 million based on September 30, 2013 Eligible Receivables and a $0.8 million reserve established by Keltic Financial. Because unbilled receivables are not considered Eligible Receivables, the Company's borrowing capacity can fluctuate in accordance with its monthly billing cycles. Given the timing of the Company's billing cycle and the borrowing base calculation timeline, availability borrowing capacity increased to approximately $6.0 million by October 4, 2013 and the reserve established by Keltic Financial was increased back to $1.5 million from a temporary reduction to increase available borrowing at the end of September 2013.

The sale of the Portamedic service line, which accounted for approximately 60-75% of Eligible Receivables prior to September 30, 2013, will result in a future decrease in borrowing capacity, although Portamedic receivables were not sold in the transaction and will continue to be included as Eligible Receivables until collected, in accordance with the 2013 Loan and Security Agreement. The Company estimates Portamedic related receivables to be approximately $9 million as of September 30, 2013. We may request that other receivables qualify but we are not able to reliably estimate the future borrowing capacity.

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

Interest on revolving credit loans will be calculated based on the greatest of (i) the annualized prime rate plus 2.75%, (ii) the 90 day LIBOR rate plus 5.25%, and (iii) 6% per annum. In connection with the 2013 Loan and Security Agreement, we incurred a commitment fee of $0.1 million and other issue costs totaling $0.7 million. During the nine months ended September 30, 2013, in connection with the 2013 Loan and Security Agreement we incurred $0.10 million in facility fees.

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

Keltic Financial consented to the change in CEO and CFO that occurred during 2013 as well as the sale of Portamedic. There were no waiver or amendment fees paid or associated with these consents.

The 2013 Loan and Security Agreement contains various covenants, including financial covenants which require the Company to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation and amortization) beginning with the twelve months ending June 30, 2014 as the first measurement date. The minimum EBIDTA required for the twelve months ending June 30, 2014 is negative $3.2 million. In addition, the Company has limitations on the maximum amount of unfunded capital expenditures for each fiscal year, beginning with the year ending December 31, 2013.

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

In the fourth quarter of 2013, the Company began relocating its headquarters to Kansas and put its Basking Ridge real estate up for sale. Establishing a new team and transitioning functions to Kansas will take months and transition costs may be higher than expected. In addition, the sale of the Basking Ridge real estate may not occur when expected or for the amount expected. Any sale of the real estate is subject to consent by Keltic Financial.

The Company's Heritage Labs service line shared some customers with the Portamedic service line. While not all Heritage Labs life insurance samples originated from Portamedic exams, the sale of the Portamedic service line may have an impact on life insurance related lab volumes.

The Company's Health and Wellness business sells through wellness, disease management and insurance companies who ultimately have the relationship with the end customer. The Company's current services are aggregated with its partners' offerings to provide a total solution. As such, the Company's success is largely dependent on that of its partners.

Through the increased focus on the Health and Wellness sector, the Company believes it will be able to capitalize on the opportunities that exist in the Health and Wellness sector given the macro-economic focus on health care costs and improving the efficiency of health care delivery in the United States to grow revenue.

If the Company is not able to realize the benefits from the consolidation in Kansas and control the costs of transition, reduce its selling, general and administrative costs as it seeks to streamline operations and improve efficiency, grow the Health and Wellness service line and maintain Heritage Labs revenues as expected, and timely realize sufficient proceeds from the Holdback Amount and the sale of the Basking Ridge real estate, it may violate covenants or otherwise not be able to borrow under the 2013 Loan and Security Agreement. These and other factors could adversely affect the Company's liquidity and its ability to generate cash flow in the future.

Based on the Company's anticipated level of future revenues, sale of the Basking Ridge real estate, collection of the Holdback amount and restructuring initiatives, and the Company's existing cash, cash equivalents, working capital and credit facility, the Company believes it has sufficient funds to meet its cash needs through at least September 30, 2014.

Cash Flows from Operating, Investing and Financing Activities

We discuss below the cash flows from operating, investing and financing activities for the nine months ended September 30, 2013, inclusive of discontinued operations relating to the sale of Portamedic. As a result of our relocation to Kansas and related restructuring activities, future cash flows from operating, investing and financing activities may be materially different from the cash flows from operating, investing and financing activities for the nine months ended September 30, 2013 and prior periods. At this time we cannot assess with reasonable certainty the impact the sale of Portamedic will have on our future cash flows. Since the Company historically has not tracked accounts receivable, accounts payable and other accounts by service line, its service lines had customers and suppliers in common, and its continuing and discontinued operations shared certain selling, general and administrative services, the Company does not have reliable information for the historical impact of Portamedic on the Company’s cash flows. However, the Company feels that without the Portamedic service line and with selling, general and administrative cost reductions, cash flow from operations will improve. As disclosed above we believe based on our anticipated level of future revenues, our anticipated cost reductions, the sale of our Basking Ridge facility, the collection of the first of two $1 million holdbacks, and existing cash and cash equivalents and borrowing capacity, we will have sufficient funds to meet our cash needs through at least September 30, 2014.

Cash Flows from Operating Activities

For the nine month period ended September 30, 2013, net cash used in operating activities was $7.8 million, compared to $5.1 million in the prior year period.

We present and discuss our cash flows inclusive of the Portamedic service line, which is the way our cash flows have been presented historically. Given the nature of our business, we have not historically separated items and thus there is no distinction between continuing and discontinued operations in our consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012. As such, changes in accounts payable, accounts receivable, inventory and other financial line items associated with the Portamedic business may impact future cash flow statement presentation. The loss from discontinued operations attributable to Portamedic, including income taxes, was $2.0 million and $4.7 million, respectively, for the three and nine month periods ended September 30, 2013.

The net cash used in operating activities for the nine month period ended September 30, 2013 of $7.8 million reflects a net loss of $9.3 million, a non-cash gain of $3.6 million from the sale of Portamedic and a subsidiary and non-cash charges of $1.8 million of depreciation, $0.6 million of share-based compensation expense, and impairment and loss on disposal of fixed assets of $0.5 million. Changes in working capital included:

•
a decrease in accounts receivable of $1.0 million. Our consolidated days sales outstanding (“DSO”), measured on a rolling 90-day basis, was 53.7 days at September 30, 2013, compared to 39.9 days at December 31, 2012 and 49.5 days at September 30, 2012. Historically, our accounts receivable balances and our DSO are near their highest point in September and their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out. Our consolidated allowance for doubtful accounts, which includes a reserve for revenue reductions, declined approximately $0.04 million since December 31, 2012, resulting from net write-offs of $0.13 million and an additional expense provision of $0.08 million;

•	a combined decrease in accounts payable, accrued expenses and other long-term liabilities of $1.7 million;

•	an increase in inventories of $0.6 million; and

•	an increase in other assets of $0.2 million.

The net cash used in operating activities for the nine month period ended September 30, 2012 of $5.1 million reflects a net loss of $10.9 million and non-cash charges of $3.1 million of depreciation and amortization, $0.5 million of share-based compensation expense, and a loss on disposal and impairment of fixed assets of $0.2 million. Changes in working capital included:

•	a decrease in accounts receivable of $0.2 million;

•	a combined net increase in accounts payable, accrued expenses and other long-term liabilities of $1.3 million;

•	an increase in inventories of $0.5 million; and

•	a decrease in other assets of $1.1 million.

Cash Flows provided by (used in) Investing Activities

For the nine month period ended September 30, 2013, we collected $6.1 million of proceeds from the sale of Portamedic and we used $1.1 million for capital expenditures primarily related to Partnerlink enhancements (the workflow system of our discontinued Portamedic operations), and other hardware and software and $0.4 million in costs to sell Portamedic. For the nine month period ended September 30, 2012, we used $3.3 million for capital expenditures related to the development of Partnerlink, our new inventory management system and new Heritage Lab specimen analyzing equipment. Capital expenditures related to our continuing operations during the nine months ended September 30, 2013 and 2012 were approximately $0.4 million and $1.6 million, respectively.

Cash Flows provided by (used in) Financing Activities

The net cash provided by financing activities for the nine month period ended September 30, 2013 of $1.5 million represents $2.6 million of net borrowings under our credit facility, partially offset by $1.0 million of costs associated with our 2013 Loan and Security Agreement and a reduction in capital lease obligations, which were primarily related to our discontinued Portamedic operation. Cash used in financing activities for the nine month period ended September 30, 2012 represents costs associated with our 2009 Loan and Security Agreement and a reduction in capital lease obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchases

We did not purchase any shares of our common stock during the nine month periods ended September 30, 2013 and 2012.

Dividends

No dividends were paid during the nine month periods ended September 30, 2013 and 2012. We are restricted from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2013 Loan and Security Agreement with Keltic Financial.

Contractual Obligations

The following table sets forth our schedule of contractual obligation at September 30, 2013, including future minimum lease payments under non-cancelable operating and capital leases, and employment contract payments.

(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$8,034	$2,139	$3,062	$2,606	$227
Capital Lease Obligations	15	5	9	1	—
Employment Contracts	490	490	—	—	—
Total	$8,539	$2,634	$3,071	$2,607	$227

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There were no changes to our critical accounting policies during the nine month period ended September 30, 2013. Such policies are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 9 to the unaudited interim consolidated financial statements and Item 2 of Part I included in this Report. Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations. Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings. As of September 30, 2013, there were $2.6 million in borrowings outstanding under our 2013 Loan and Security Agreement.

As of September 30, 2013, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the Company's disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting as described below. Notwithstanding the material weakness described below, management has concluded that our consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented and that they may still be relied upon.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended During the quarter ended September 30, 2013, there have not been any changes in our internal controls over financial reporting, other than the following: During the quarter ended September 30, 2013, we appointed a new Senior Vice President and Chief Financial Officer and our General Counsel and other personnel responsible for financial reporting left the Company. Our new Senior Vice President and Chief Financial Officer assumed the duties of such position from our prior Chief Financial Officer. We engaged an outside financial consulting firm to fulfill the duties of our former personnel responsible for financial reporting and we engaged a law firm to fulfill the duties of our former General Counsel, until such time as we transition to permanent hires for those positions.

On September 30, 2013, we completed the sale of our Portamedic line of business and the Company was not able to complete the accounting for such sale and the reclassification of the Portamedic business line as discontinued operations within the prescribed time for filing this Report. In connection with this, we have identified certain deficiencies in our internal control over financial reporting that we deemed to be a material weakness. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We determined that the turnover of personnel (as described above), and the associated loss of institutional knowledge, adversely affected management’s review of the accounting for non-routine, complex technical accounting matters to ensure proper application of generally accepted accounting principles in a timely manner, as well as its timely identification of certain transactions subject to reporting. In light of this, we will take steps to remediate these weaknesses in internal control.

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

Readers should carefully consider, in connection with the other information in this Report, the risk factors disclosed in Item 1A. “Risk Factors” in our 2012 Annual Report on Form 10-K. There are no material changes to such risk factors, other than the addition of the following risk factor:

As part of the assessment of internal control over financial reporting, a material weakness was identified and our management has concluded that, as of September 30, 2013, our internal control over financial reporting and our disclosure controls and procedures were not effective.  Any failure to maintain effective internal control over financial reporting or effective disclosure controls and procedures could adversely affect our ability to record, process, summarize and report financial information timely and accurately.

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  As disclosed in Item 4. Controls and Procedures of this Quarterly Report on Form 10-Q, a material weakness in our internal control over financial reporting was identified.  A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  In light of this material weakness, our Chief Executive Officer and Chief Financial Officer also concluded that, as of September 30, 2013, our disclosure controls and procedures were ineffective.  In light of this material weakness, we will take steps to remediate these weaknesses.  Our remediation efforts could be insufficient to address the material weakness and additional material weaknesses in our internal control over financial reporting could be identified in the future.  Any failure to maintain effective internal control over financial reporting or effective disclosure controls and procedures could adversely affect our ability to record, process, summarize and report financial information timely and accurately and could therefore cause the market price of our common stock to decline.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales or repurchases of equity securities during the fiscal quarter ended September 30, 2013.

ITEM 3	Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2013.

ITEM 4	Mine Safety Disclosure

Not applicable.

ITEM 5	Other Information

None

ITEM 6	Exhibits

Exhibit No.	Description of Exhibit

10.1	Asset Purchase Agreement dated August 15, 2013, by and between Piston Acquisition, Inc. and Hooper Holmes, Inc.

10.2	Limited Guaranty dated August 15, 2013 by Gary Gelman, in favor of Hooper Holmes, Inc.

10.3	First Amendment to Asset Purchase Agreement and Agreement dated September 30, 2013 by and between Hooper Holmes, Inc. and Piston Acquisition, Inc.

10.4	Agreement, dated as of August 15, 2013, by and between Hooper Holmes, Inc. and Piston Acquisition, Inc.

10.5	Employment Agreement dated September 30, 2013, by and between Hooper Holmes, Inc. and Henry Dubois.

10.6	Employment Agreement dated September 25, 2013, by and between Hooper Holmes, Inc. and Tom Collins.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Label Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Dated: November 15, 2013

By: /s/ Henry E. Dubois
Henry E. Dubois
Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Tom Collins
Tom Collins
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)