Form 10-K
period 2013-12-31
HOOPER HOLMES INC
filed 2014-03-31
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013

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
Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates of the Registrant (64,000,000), based on the closing price of these shares on June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) on the NYSE MKT, was $23,000,000.

The number of shares outstanding of the Registrant’s common stock as of February 28, 2014 was 70,420,044.

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant’s proxy statement for the Registrant’s Annual Meeting of Shareholders to be held on June 11, 2014 to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2013.

FORM 10K

PART 1

In this Report, the terms “Hooper Holmes,” “Company,” “we,” “us” and “our” refer to Hooper Holmes, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Report") contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, but not limited to, statements about our plans, strategies and prospects. When used in this Report, the words “expects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margins, operating and net profits and losses, and changes in certain segment offerings.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, risks related to customer concerns about our financial health, our liquidity and ability to comply with financial covenants in our 2013 Loan and Security Agreement, declines in our business, our competition, and our ability to successfully expand our Health and Wellness business and its related impact on revenue, along with other cost reduction initiatives, as well as risks discussed in Item 1A - Risk Factors, below. Investors should consider these factors before deciding to make or maintain an investment in our securities. The forward-looking statements included in this Report are based on information available to us as of the date of this Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

ITEM 1	Business

Overview

Our Company was founded in 1899. We are a publicly-traded New York corporation whose shares of common stock are listed on the NYSE MKT.  Our corporate headquarters are located in Basking Ridge, New Jersey. We are transitioning our corporate headquarters to Olathe, Kansas, where our Health and Wellness facilities are located and this relocation is anticipated to be substantially complete during the first quarter of 2014. Over the last 40 years, our business focus has been on providing health risk assessment services.  We are currently engaged in the following segments:

•
Health and Wellness – performs risk assessment and risk management services, including biometric screenings, health risk assessments and onsite wellness coaching for health and care management companies, including wellness companies, disease management organizations, clinical research organizations and, health plans as they manage the health services of corporate and government employees;

•
Heritage Labs – performs tests of blood, urine and oral fluid specimens, primarily generated in connection with the paramedical exams and wellness screenings performed by third party paramedical service providers and our Health and Wellness segment, respectively, and assembles and sells specimen collection kits; and

•
Hooper Holmes Services – provides telephone interviews of insurance candidates, retrieval of medical records and inspections, risk management solutions and underwriting services for simplified issue products and products requiring full underwriting on behalf of insurance companies.

As a provider of services to the health and insurance industries; our business is subject to seasonality, with third quarter sales typically dropping below other quarters due to a decline in activity during the summer months and fourth quarter sales typically the strongest of any quarter due to annual benefit renewal cycles.

On September 30, 2013, we completed the sale of certain assets comprising our Portamedic service line. The Portamedic service line is accounted for as a discontinued operation in this Report. Accordingly, the assets and liabilities of Portamedic that were sold have been reclassified and are reported as assets and liabilities held for sale on the December 31, 2012 consolidated balance sheet. The operating results of Portamedic are segregated and reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Certain costs presented within continuing operations in the financial statements, notably selling, general and administrative costs, may not be indicative of costs going forward because those costs have historically been shared among segments and the continuing operations have been and are being restructured. There is no guarantee that costs allocated to Portamedic and included in discontinued operations will be eliminated in future periods.

As a result of the sale of the Portamedic service line, we determined that we no longer have one reportable segment. Beginning in the fourth quarter of 2013, we have reported our financial results in three segments. These segments mirror the businesses outlined above: Health and Wellness, Heritage Labs and Hooper Holmes Services. Previously reported financial statement amounts have been reclassified to reflect the new segment determination for all periods presented in this Report, including revenues and costs previously reported as a part of discontinued Portamedic operations which have been reclassified to Hooper Holmes Services to conform to current period presentation.

While our corporate headquarters are located in Basking Ridge, New Jersey as of December 31, 2013, we began relocating our headquarters to Olathe, Kansas, where our Health and Wellness facilities are located, in the fourth quarter of 2013. This relocation will be substantially complete in the first quarter of 2014. While we expect the relocation and cost reduction initiatives will have a positive impact in the aggregate on future performance, there can be no guarantee that these cost reductions will be fully achieved.

The table below provides a breakdown of our revenues by segment for each of the three most recently completed fiscal years.

	For the Years Ended December 31,
(in thousands)	2013	% of Revenue	2012	% of Revenue	2011	% of Revenue
Health and Wellness	$23,149	47.1%	$21,349	41.9%	$18,441	36.1%
Heritage Labs	11,390	23.2%	13,154	25.8%	13,664	26.7%
Hooper Holmes Services	14,621	29.7%	16,474	32.3%	18,977	37.2%
Total	$49,160		$50,977		$51,082

Sale of Portamedic

On September 30, 2013, we completed the sale of certain assets comprising our Portamedic service line to Piston Acquisition, Inc. (“Piston”). Pursuant to the terms of the Asset Purchase Agreement, we sold assets associated with our Portamedic service line to Piston, including, among other things, fixed assets, inventory and intellectual property, and Piston assumed certain specified liabilities (collectively, the “Portamedic Disposition”). The adjusted purchase price (the "Purchase Price") was approximately $8.1 million in cash, adjusted from $8.4 million at announcement due to changes in working capital. Approximately $2.0 million of the Purchase Price was held back (the "Holdback Amount") by Piston as security for our obligations under the Asset Purchase Agreement and certain other agreements between us and Piston.

The Holdback Amount includes two components. The first holdback is $1.0 million, subject to adjustments, and will be released in total as follows: within three business days after the date on which final closing adjustments for inventory and other current assets are determined and paid (the “Closeout Date”). In the third quarter of 2013, we recorded receivables of $1.0 million in other current assets and $1.0 million in other long term assets related to the Holdback Amount, totaling $2.0 million.

The remaining $1.0 million of the Holdback Amount, less any deductions or adjustments with respect to fixed assets, indemnification claims and any amounts in respect of any indemnification claims then in dispute, will be paid to us on the first anniversary of the Closeout Date. As of December 31, 2013, we have recorded the receivable at the amount we believe we will collect. We collected $0.8 million during 2014 related to the first Holdback Amount. The first Holdback Amount has not yet been finalized as of the date of this Report. There cannot be any assurance that the remaining Holdback Amounts will be collected by us. We anticipate finalization and collection on the second Holdback Amount in the second quarter of 2015.

Strategic Rationale

With the sale of our under-performing Portamedic business, we believe we are creating a streamlined health and wellness company which we believe will be positioned to capitalize on growing healthcare market trends. Our focus has shifted from a flat or declining market for life insurance paramedical exams to a growing market for services offered by our health care related businesses. We retained assets required for growth in health care related services, including our national network of health professionals trained in the performance of biometric screenings, laboratory testing capabilities, and proprietary technology platform. Our continuing operations include: our Health and Wellness segment, which provides biometric screenings for national wellness and disease management companies, employers and government customers; and Heritage Labs, our clinical reference laboratory located in Olathe, KS. Heritage Labs will continue to support the life insurance market through its lab business with carriers as well perform the testing on specimens collected through our Health and Wellness screenings and from third party providers. We also retained our outsourced underwriting and other non-paramedical exam insurance services operations in Lenexa, KS and Omaha, NE operating through Hooper Holmes Services.

We believe that the overall market for our wellness services is growing and we expect it will continue to grow with the increased focus nationally on healthcare initiatives.

    Under the wellness rules for the Affordable Care Act that took effect in January 2014, companies are permitted to offer a reward of up to 30 percent of health costs for employees who complete participatory programs including risk assessments or biometric tests such as Body Mass Index and waist measurements. The 2013 RAND Workplace Wellness Program Study also indicates that approximately half of all employers with 50 or more employees already offer wellness programs, and almost half of employers with a wellness program conduct biometric screenings such as those provided by us. According to the 2013 Towers Watson-National Business Group on Health Employer Survey, more employers are considering offering financial rewards to encourage participation by employees and spouses in health management programs.

Description of Services

Health and Wellness

We formed our Health and Wellness segment in 2007 in order to expand the use of our existing assets and services in the growing health and disease management market.  For additional information see the discussion under the caption “Market Conditions and Strategic Initiatives” below.

Our Health and Wellness segment performs health risk assessment and risk management services by organizing health and wellness events, performing biometric screenings, administering health risk assessments, compiling data and analytics for risk assessment services, sourcing and training health professionals and providing onsite wellness coaching. Our services are performed for health care management companies, including wellness companies, disease management organizations, clinical research organizations and health plans focused on managing the health care costs of corporate and government employees.   Our services are performed primarily at employee work locations, typically referred to as onsite screenings, for groups of two or more employees, or for individual employees at remote work locations or residences. We provide many options for screening workers at remote work locations or residences through our national network of health professionals as well as through our agreements with local retail clinics and lab testing centers. The information collected from our services is used by our customers to measure the populations they manage, identify risks in those populations, target intervention programs, promote positive lifestyle behaviors and measure the results of their health and care management programs. We have a nationwide network of health professionals that are utilized to provide seamless coverage across the entire United States.

Our Health and Wellness services include:

•	scheduling of individual and group screenings and organizing health and wellness events;

•	provision and fulfillment of needed supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges) at screening events;

•	end-to-end biometric screening management;

•
performing biometric screenings (e.g., height, weight, body mass index, the taking of a person’s hip, waist and neck measurements, as well as his or her pulse and blood pressure) and blood draws via venipuncture or fingerstick, all of which are performed by our wellness-certified health professionals;

•	coordination of lab testing of blood specimens and other fluids;

•

•	providing onsite participant wellness coaching;

•	data processing and transmission; and

•	analytics to identify critical values of lab tests and notification services to individuals and customers to better manage risk.

We also provide patient results on an expedited basis. In the first quarter of 2014, with the Department of Health and Human Services' new rule authorizing direct patient access to laboratory tests, we launched Lifelink Online, a web portal that enables participants to access test results within 48 hours of the biometric screening.

Heritage Labs

Heritage Labs performs tests of blood, urine and oral fluid specimens and assembles and sells kits used in the collection and transportation of such specimens to our lab facility. The results of these tests are used primarily in connection with the life insurance underwriting process and in connection with biometric screening and health insurance underwriting activities. The results of these tests are also used by our Health and Wellness segment.  Heritage Labs also tests other specimens generated by third-party health information service providers, including third party paramedical exam providers and health insurers. Heritage Labs provides these services through its dedicated lab capabilities and resources in Kansas.

Heritage Labs performs a defined group of standard tests (referred to as “panels”) on the specimens tested as well as a secondary level of additional reflex tests that can be used to supplement the basic panels.  Heritage Labs provides testing services that consist of certain specimen profiles designed to provide its customers with specific information of relevance to the assessment of a person's health profile, such as:

•	the presence of antibodies to the human immunodeficiency virus (HIV);

•	cholesterol and related lipids;

•	liver or kidney disorders;

•	the presence of antibodies to hepatitis;

•	prostate specific antigens;

•	immune disorders;

•	tobacco/nicotine use; and

•	the use of certain medications, cocaine and other drugs.

In addition to performing lab testing services, Heritage Labs assembles blood/urine kits, urine-only kits and oral fluid kits.  The kits are primarily sold to third party paramedical examination companies as well as to our Health and Wellness segment, which then bills their customers for kit usage.  Heritage Labs also assembles kits for a number of other companies. Heritage Labs has registered with the U.S. Food and Drug Administration ("FDA") as a medical device assembler.

Hooper Holmes Services

Our Hooper Holmes Services segment provides four categories of service: Health Information Services, Health Risk Analytics, Consumer Services and Business Entity Services.

Health Information Services - collects and provides applicant health and other related personal information to insurance company underwriters:

•
Medical Record Retrieval: We obtain medical records of an applicant for life insurance from the applicant's physician. Medical records provide an insurance company with information that will help determine whether the applicant is insurable and, if so, the appropriate rate class.

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

Health Risk Analytics - provides risk management consultative support and underwriting services to insurance carriers and reinsurance companies active in the life, annuity and health insurance markets:

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

Consumer Services - gathers information via telephonic interviews with insurance applicants to complete all or a portion of an insurance application, verifies information provided by the applicant, gathers information regarding an applicant's general cognitive state and assists the insurance carrier to facilitate the insurance purchase process.

Market Conditions and Strategic Initiatives

Our operating results for the past several years are discussed more fully in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

Health and Wellness

The health and care management industry continues to grow. Our Health and Wellness segment supports health and care management companies including health plans, disease management organizations, reward administrators, third party administrators, brokers and wellness companies, all of whom generally focus on employers as their customers in providing total population health management services.

The Rand Corporation study published in the January 2014 issue of the Journal of Health Affairs concludes that workplace wellness programs may reduce health risks, delay or avoid the onset of chronic disease, and lower healthcare costs for employees already suffering from chronic conditions. A critical component of an effective workplace wellness program is biometric screenings, to establish a baseline and determine the overall health of a population and each participant within, and to identify health risk factors.

According to the Aon Hewitt 2013 Health Care Survey, the top employer concerns remain workforce performance, wellness, prevention and health risks. The primary desired outcome for employers is to increase participation in wellness, health improvement and disease management programs. The survey also indicates that employer priorities in the next three to five years are to offer incentives or disincentives to motivate sustained healthcare behavior change. Our Health and Wellness segment is positioned to provide independently collected data required to fuel the adoption of incentive programs.

There are barriers to achieving employers' goals regarding such wellness programs including motivating participants to participate in screenings and to change their lifestyle based on these results, the unpredictability of health care costs, and the efficacy of health and wellness programs to manage these costs as well as government regulations managing the health of an aging workforce. Through our risk assessment and risk management services, we help companies identify and stratify risk of individuals for enrollment in care management programs, tailor and personalize interventions, promote positive lifestyle behavior changes, and measure and reward risk reduction.

During 2013, our Health and Wellness segment successfully developed and introduced new products and services. We continued to re-engineer operations throughout the year to improve service quality and support future growth. With the sale of the Portamedic business, our leadership team has focused its attention on developing our strategic plan to grow this business unit. These efforts commenced in the fourth quarter and incorporate plans to expand both market reach and product offerings.

•	We focused our sales team through a defined sales channel process, which increased our new business pipeline and opportunities for growth.

•
We applied technology integration to meet the staffing and training requirements of Westat, Inc. in support of the largest government study of tobacco use ever conducted in the United States, which is a landmark collaboration between the National Institute of Health and the U.S. Food and Drug Administration. We expect that these technology capabilities also will support future growth from government markets.

•	We worked on reengineering our operations and service teams in Olathe, Kansas with the goal of improving service quality.

•	We continued to expand venipuncture engagement counseling in 2013, a new service expected to meet with increased customer acceptance.

•	We added a new service for screening remote individuals or small groups by accessing physician records.

Heritage Labs

Heritage Labs performs laboratory testing, kit production and distribution services for clients in both the life and health insurance industries. Approximately forty percent of the specimens tested by Heritage Labs are associated with the screening services provided to the Health and Wellness segment. The revenue and related costs to provide service to our Health and Wellness segment are recorded within that segment. Heritage Labs' revenue includes sales to third parties as well as sales to the discontinued Portamedic operations prior to its disposition.

Heritage Labs continues to focus on the true mortality consequences of the results of laboratory tests that we perform. Our objective is to assist clients in their ability to develop new products and establish more accurate premium rating or pricing techniques using the lab mortality data that we have developed. We have developed risk scores to help our clients better understand the mortality implications between and among interactions of multiple tests related to specific disease states. We believe that the mortality data we are providing are unique and more complex than the data being provided by our competitors. We continue to explore areas where we will be able to leverage the value of the data we supply to gain new business opportunities.

Heritage Labs continues to market its kit assembly products and services. Heritage Labs assembles collection kits used in third party paramedical exams, in screenings by our Health and Wellness segment and by a variety of independent customers.

Hooper Holmes Services

Competitive pressures in the insurance industry are pushing insurance carriers to examine their operating models and services that they provide in-house. Many carriers are deciding to outsource processes completed in the underwriting process in an effort to reduce costs. Hooper Holmes Services continues to market services which address these carrier's needs, including tele-underwriting services, medical record retrieval services and outsourced underwriting services used by carriers in their underwriting decisions and risk assessments.

Sales and Marketing

Health and Wellness

Our Health and Wellness segment focuses on mobilizing a nationwide network of health professionals to provide biometric screenings in support of our customers’ wellness programs. We provide the ability to benchmark the health and wellness of their employee population and then monitor it over time as they implement incentives and guidance to the employee base to improve the overall wellness of their group. By doing this, a typical customer achieves a return on these investments with lower medical insurance and benefit costs as well as in the form of improved productivity of their employee base.

We believe our competitive advantage in the market is our ability to perform the services nationwide with consistently high service quality, regardless of location, and tailoring our service deliverables to meet our customer’s needs. For most customers, we manage these screening events end-to-end from event scheduling, provision and fulfillment of all supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges, lab coats, bandages, etc.) through lab processing of any specimens collected and information feedback to customers. A typical event consists of the review of a health risk assessment provided by the participant followed by taking various biometric measurements such as height, weight, body mass index, hip, waist, neck, pulse, blood pressure and a blood draw via either venipuncture or finger stick. Post event, we will provide feedback on an individual basis to the participant and in aggregate to the customer (on an anonymous basis) for use in the wellness program initiatives.

This year was a transformative year for our Health and Wellness segment as it marked the year in which this segment became the main focus of the Company. With the sale of the Portamedic business unit, our leadership team has focused its attention on developing our strategic plan to grow this business. While these strategic efforts commenced in the fourth quarter and incorporate plans to expand both market reach and product offerings, many key milestones were achieved in 2013 including:

•
We diversified our revenue base such that we were able to overcome a drop-off in business from one of our largest customers (due to a change in their business processes); excluding this one customer, revenue from all other customers grew by 35%.

•
We completed staffing and training in our continuation of services to Westat, Inc. in support of the largest government study of tobacco use ever conducted in the United States, a landmark collaboration between the National Institutes of Health and the U.S. Food and Drug Administration.

•
We completed a partnership with the Veterans Administration to provide screening services to their medical centers to research the effectiveness of two different diagnostic agents for the prevention of serious adverse outcomes.

•	We implemented national agreements with retail clinics and local lab offices, giving our customers more options for testing remote and traveling workers.

•	We introduced a number of new product offerings including:

•	venipuncture engagement counseling, a new service expected to be meet with increased customer acceptance;

•	a stand-alone cotinine test to support our customers’ tobacco cessation programs; and

•	a service for screening remote individuals or small groups by accessing physician records.

We also began work on reengineering our operations and service teams in Olathe, Kansas. We introduced a new claims billing process to assist Health and Wellness customers and employers in reporting biometric screenings to health plans. We also enhanced participant and invoice reporting to give our customers more data. Our sales force and support staff were also realigned to provide more meaningful resources for new large employers, brokerages and wellness organizations.

We believe that we are well-positioned to grow share in the health and care management market given our unique set of assets, our proprietary Health and Wellness IT system, and our network of certified health professionals.   However, the success of our Health and Wellness segment will also depend in part upon the success of our sponsors and their health and care management initiatives to encourage employers to adopt wellness programs based on biometric screening results.

We build our customer base through typical sales management processes, with referrals being the largest source of new business. After we qualify new potential customers, we market our wellness solutions to “power and focus” their wellness programs. This may take many faces, from a basic biometric screening to identify potential health challenges for a participant to address on their own or with their family physician, to robust coaching and life changing activities that our biometric screenings drive participants into.  Our onsite coaching and engagement services, post screening, answer many basic health questions and helped thousands of participants “engage” in the appropriate programs offered by our sponsors to improve their health.

Heritage Labs

One of our main strategies for this segment is to deepen relationships with existing clients, particularly in the areas of utilization of mortality data and enhancing underwriting decisions. We continue to work with clients and partners on finding ways to leverage our Heritage Labs Open Mortality Risk Scoring System to provide new knowledge in evaluating underwriting risk. We believe the transparency and flexibility of the system is a competitive advantage for Heritage Labs. Relying on laboratory and biometric information gathered from exams, the system delivers a series of scores that present an assessment of overall mortality risk for an individual which can improve traditional underwriting practices.

Heritage Labs also conducts research and analysis to determine the value of additional laboratory testing for the purposes of assessing morbidity and mortality risk. We have recently published on topics such as NTproBNP, CDT, cancer screening and Vitamin D to aid clients as they look to refine their health screening and insurance underwriting requirements to enhance product offerings at lower cost.

Hooper Holmes Services

Hooper Holmes Services helps insurance clients identify risks, collect health, personal and financial information, interact with applicants, underwrite risk and improve operational efficiency. Our principal goal is to deliver highly-automated, high-volume, value-added services for clients and reduce less efficient and more costly manual service delivery processes. We accomplish this by focusing on core services and partnering, where appropriate, to provide cost effective solutions that enhance the customer experience and improve cycle times.

Our underwriting services are performed through a highly qualified workforce made up of approximately thirty-two underwriters and two Medical Director physicians. We have seven underwriters that carry the FALU designation. We also employ nurses, healthcare professionals and individuals with experience in the life and health insurance industry. We believe that we have an advantage in our targeted market and will gain new business because of our experienced underwriting staff and the current demand for qualified insurance underwriters.

Information Technology

Information technology systems are used extensively in virtually all aspects of our business.  We must continue to enhance our IT systems as the need for service, product and technology requirements advances. We believe information technology can be a competitive differentiator for us, particularly in the Health and Wellness segment. Our Health and Wellness segment utilizes a proprietary customer order, tracking and scheduling system that is central to our operations. We continued to invest in improving that system in 2013 in addition to laying the foundation for third-party data center outsourcing, more specifically:

•
In January 2014, we engaged a third party to provide data center services. Our third party provider will provide a state of the art underground autonomous data center that includes biometric door security, camera monitoring and a centralized uninterrupted power supply with redundant generator backing.

•
In connection with the transition to the third party data center provider in the first quarter of 2014, we will adopt a private cloud operating environment leveraging converged storage and networking technologies that provide an increased level of agility as well as segmentation for multi-tenancy. Firewalls will be utilized to provide robust security measures that extend into all layers of our information technology environment.

Competition

Health and Wellness

The competition for our Health and Wellness segment is largely fragmented and consists primarily of private companies who provide bio-metric screenings in certain geographies in the United States. There are a small number of competitors who claim to have the ability to service customers nationally.

We market mostly to health and care management companies, which in turn serve large employers. We have also expanded our direct sales efforts to large employers, and governmental agencies through new and existing channels including brokers. We believe this focus will allow us to tap new business not considered by many of our competitors. We believe our additional competitive advantages include our:

•	ability to deliver every phase of the wellness screening process, including dedicated lab capabilities;

•	ability to screen large and small groups;

•	ability to conduct screenings via venipuncture, fingerstick or self-collection blood draws;

•	ability to conduct screenings nationwide in the United States;

•	fulfillment capability based on our access to collection kits and event management supplies assembled internally; and

•	a national footprint of health professionals as well as our wellness health professionals certification process, an online training program.

Heritage Labs

There are two other major laboratories providing testing services to the life and health industries. We estimate that Heritage Labs is the smallest of the three, measured by market share. With the smallest market share, we believe there is room to grow and capture additional market share through differentiating customer service and research and new product development such as the Heritage Labs Open Mortality Risk Scoring System. Most large insurance companies tend to use more than one lab, while many small or medium-sized companies may use only a single lab. In addition to these services provided to external customers, Heritage Labs also provides lab services and logistic support for our Health and Wellness segment.

Hooper Holmes Services

Hooper Holmes Services competes with a number of companies that offer services and products similar to ours. They range from small local service providers to companies with a national presence. When competing for market share, we believe we are one of the only providers that offers full underwriting, simplified underwriting, and impaired risk services, in addition to medical record retrieval, inspections, and telephone application and interview services.

Governmental Regulation

All of our segments (particularly health screenings and lab services) are subject to federal and state regulation.  The health professionals we utilize are subject to certain licensing and certification requirements and regulations with respect to the drawing of blood and needle disposal.  We are subject to federal and state regulations relating to the collection, testing, transportation, handling and disposal of the various specimens obtained in the course of a paramedical or medical examination or wellness screening.  The FDA regulates certain aspects of Heritage Labs’ business, including the assembly and marketing of specimen collection kits and other devices, and our Health and Wellness segment.  In addition, many of the services we provide are subject to certain provisions of the Health Information Portability and Accountability Act of 1996, as amended (“HIPAA”), and other federal and state laws relating to the privacy of health and other personal information.

Employees

As of December 31, 2013 we employed approximately 300 full time employees in our Company. We also utilize part-time employees and independent third parties to fulfill our Health and Wellness operations.

General Information

Hooper Holmes, Inc. is a New York corporation.  As of December 31, 2013, our principal executive offices were located at 170 Mt. Airy Road, Basking Ridge New Jersey 07920. At the end of March 2014, the move to our location in Olathe, Kansas will be substantially complete. That office is located at 560 North Rogers Road, Olathe, Kansas 66062. Our telephone number in Olathe, Kansas is (913) 764-1045.  Our website address is www.hooperholmes.com.  We have included our website address as an inactive textual reference only.  The information on our website is not incorporated by reference into this Report.

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

While we do not believe we are facing any immediate or near-term liquidity issues in light of our current cash position and projected borrowing capacity under our 2013 Loan and Security Agreement, we have experienced revenue declines in 2013 and recent years. Although we have taken steps to address and correct the primary causes of the revenue decline (for example, through the sale of the Portamedic business), revenues from Heritage Labs and Hooper Holmes Services declined in 2013. We expect the revenue decline from Heritage Labs and Hooper Holmes Services will continue in 2014. We used approximately $7.0 million of cash in operations in 2013.  If the revenue growth in our Health and Wellness segment does not materialize as expected, our cost reduction measures are not successful, or we are unable to maintain our current collection results, it could become difficult to adequately make needed investments in our businesses, or to comply with our debt covenants and have sufficient eligible receivables to maintain borrowing capacity under our 2013 Loan and Security Agreement.

Our liquidity may be adversely affected by the terms of our 2013 Loan and Security Agreement.

 If we need to borrow in the future under our 2013 Loan and Security Agreement, the amount available for borrowing may be less than the $10 million limit under this facility at any given time due to the manner in which the maximum available amount is calculated.  We have an available borrowing base subject to reserves established at our lender's discretion of 85% of "Eligible Receivables" (as defined in the 2013 Loan and Security Agreement) up to $10 million under this facility.   Eligible Receivables do not include Heritage Labs receivables, certain Hooper Holmes Services receivables, and other receivables deemed ineligible by our lender. Eligible Receivables include only billed receivables such that borrowing capacity may be affected by our billing cycles. As of December 31, 2013, our lender applied a discretionary reserve of $1.5 million. Available borrowing capacity, net of this discretionary reserve was $2.0 million based on Eligible Receivables as of December 31, 2013.

The 2013 Loan and Security Agreement contains various covenants, including financial covenants which required us to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation and amortization) beginning with the twelve months ending June 30, 2014 as the first measurement date. Our lender recently waived the minimum EBITDA covenants for the 2014 fiscal period. We continue to have limitations on the maximum amount of unfunded capital expenditures for each fiscal year. Our failure to comply with or amend these financial covenants may limit or eliminate our borrowing capability under the terms of our 2013 Loan and Security Agreement, which could negatively impact our financial condition.

Weakness in the economy in general, or the financial health or performance of the healthcare industry and healthcare sponsors in particular, could have a material adverse effect on our financial condition, results of operations or cash flows.

  We derive a significant percentage of our revenues from customers in the healthcare industry, including healthcare sponsors.  If the condition of the U.S. economy weakens in certain areas, such as an increase in unemployment rates, demand for biometric screenings may decline in the future, resulting in less business for our Company.  If some of our healthcare customers fail or curtail operations in the healthcare industry, such failures or curtailments of operations would result in less business for our Company.  Either event would negatively affect our financial condition, results of operations and cash flows.

Our business results would be adversely affected if we were alleged or found to have violated certain regulatory requirements.

Each of our segments is subject to varying degrees of state and federal regulation.  For example, Health and Wellness and Heritage Labs are subject to regulations regarding licensing (supervision of phlebotomists, the conduct of certain specimen draws, and requirements for conducting health screening fairs).  Heritage Labs is subject to FDA regulation of device assembly and marketing.  We are subject to federal and state laws, including testing and collection regulations and HIPAA rules, regarding security and privacy of personal health information and other personal information.  Although we devote substantial effort to comply with these regulatory requirements, major violations could subject us to significant liability and/or damage our relationship with our customers.

Our business results may be adversely affected if we are unable to attract, retain and deploy health professionals and other medical personnel.

We believe a key to growth in our Health and Wellness segment is maintaining and managing a large, national network of highly trained medical personnel who can meet our customers' needs in markets nationwide. Although many of our health professionals also work for competitors, our goal is to offer them equal or greater opportunities so that they will be available to provide services to our customers. If we are unable to recruit and retain an appropriate base of health professionals, it may limit our ability to maintain and/or grow our screening business.

Future claims arising from the sale of our business units (discontinued operations) could negatively impact our financial condition, results of operations or cash flows.

 On September 30, 2013, the Company completed the sale of certain assets comprising its Portamedic service line. In regard to the Portamedic sale, we retained a liability of $0.3 million as of December 31, 2013 related to branch closure obligations. If additional claims for which we may be liable arise related to this and our previous discontinued operations in the future, this may result in additional cost to us which could negatively impact our financial condition, results of operations or cash flows.

In connection with the sale of Portamedic, we also recorded receivables of $1.0 million in other current assets and $1.0 million in other long-term assets related to the Holdback Amount, totaling $2.0 million as of December 31, 2013. As of December 31, 2013, we have recorded the receivable at the amount we believe we will collect. We collected $0.8 million during 2014 related to the first Holdback Amount. The first Holdback Amount has not yet been finalized as of the date of this Report. There cannot be any assurance that the remaining the Holdback Amounts will be collected by us.

Because each of our segments derives a significant percentage of its revenues from a limited number of customers, a loss of some or all of the business of one or more customers could have a material adverse effect on our financial condition, results of operations or cash flows.

Each of our segments, including our core Health and Wellness business line, derives a significant percentage of its revenues from a limited number of customers.  Losing some or all of the business of one or more of these customers can result in a significant reduction in the revenues of the applicable segment.  If this were to occur, we would face significant challenges in replacing the lost revenues. The performance of key customers in the Health and Wellness business line directly impacts the results of operations of this segment.  The loss of business from key customers can negatively affect our financial condition, results of operations or cash flows. In 2013, we had one customer that accounted for over 10% of our revenue.

A number of circumstances could prompt the loss of one or more of our key customers or a substantial portion of its or their business.  For example, if one of our customers were to be acquired by or merged into another company for whom we do not provide services, we could lose the acquired company’s business.  We maintain contracts with the majority of our key customers. We could lose one or more significant customers if they perceive one or more of our competitors to be superior in price or quality and choose not to renew our contract.

If we cannot successfully implement, maintain and upgrade our information technology platforms so that we can meet customer requirements, the competitiveness of our businesses will suffer.

In each of our businesses, the speed and accuracy with which we make information available to our customers is critical.  As a result, we are dependent on our information technology platforms and our ability to store, retrieve, process, manage and enable timely and secure customer access to the health-related and other data we gather on behalf of our customers.  Disruption of the operation of our IT systems for any extended period of time, loss of stored data, programming errors or other system failures could cause customers to turn elsewhere to address their service needs. In addition, we must continue to enhance our IT systems, with potentially at substantial cost, as the need for service, product and technology requirements advances.

Allegations of negligent or improper actions by our health professionals or other personnel could result in claims against us and/or our incurring expenses to indemnify our clients.

Allegations of negligent or improper actions by our health or other medical professionals could result in claims against us, require us to indemnify our clients for any harm they may suffer, or damage our reputation and relationships with important clients.  Our clients rely on the accuracy of the medical data we gather on their behalf – whether derived from a Health and Wellness screening, a Hooper Holmes Services tele-interview, a Heritage Labs specimen test, or our Hooper Holmes Services underwriting resources – in connection with their insurance underwriting, interventional programs, patient treatment and other decisions.  As a result, we face exposure to claims that may arise or result from the decisions of our customers based on allegedly inaccurate data or faulty analysis of such data.  We maintain professional liability insurance and such other coverage as we believe appropriate, but such insurance may prove insufficient.  Regardless of insurance, any such claims could damage our reputation and relationships with important clients.

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

Our operations would be adversely affected in the event of a natural disaster, such as a tornado or hurricane, or an act of terrorism.  While Heritage Labs has back-up lab capabilities available from third parties and an internal disaster recovery plan, damage to its primary laboratory or to its available back-up lab resources could nonetheless disrupt its ability to provide its testing services, which could have a material adverse effect on the operations and business of both the Heritage Labs and Health and Wellness segments.

We identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address that weakness or if we have other material weaknesses or significant deficiencies in our internal controls over financial reporting.

On September 30, 2013, we completed the sale of our Portamedic line of business. In connection with the sale, we had difficulty completing the accounting for such sale and the reclassification of the Portamedic business line as discontinued operations without having to avail ourselves of an extension of the reporting deadline for the Form 10-Q. In connection with these events, we have identified certain deficiencies in our internal control over financial reporting that we deemed to be a material weakness. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We determined that the turnover of personnel that we experienced in 2013 and the associated loss of institutional knowledge adversely affected management’s review of the accounting for non-routine, complex technical accounting matters to ensure proper application of generally accepted accounting principles in a timely manner, as well as its timely identification of certain transactions subject to reporting.

While the material weakness continues to exist, we have taken steps to address this weakness in internal control. We have hired consultants to assist with financial reporting and accounting tasks, we hired a new Controller and are adding finance and accounting staff as we transition to our new headquarters in Olathe, Kansas, where our Health and Wellness facilities are located, during the first quarter of 2014. We have also increased the internal training and awareness of our management team to ensure that our control environment is improving. Despite these measures and planned improvements, our remediation efforts could be insufficient to address the material weakness in the future.

We may experience difficulties associated with the transition, consolidation and/or integration of corporate functions, roles, and/or technology to our new corporate headquarters.

While our corporate headquarters are located in Basking Ridge, New Jersey as of December 31, 2013, we began relocating our headquarters to Olathe, Kansas, where our Health and Wellness facilities are located, in the fourth quarter of 2013. This relocation will be substantially complete in the first quarter of 2014. We also classified our Basking Ridge real estate as held for sale. Establishing a new team and transitioning functions to Kansas will take months and transition costs may be higher than expected, with the potential to strain our existing resources and which could adversely affect our results. We may not be able to realize the benefits from the consolidation to Kansas and control the costs of transition, reduce our selling, general and administrative costs as we seek to streamline operations and improve efficiency, grow our Health and Wellness segment and maintain Heritage Labs revenues as expected, and timely realize sufficient proceeds from the Holdback Amount and the sale of the Basking Ridge real estate. These and other factors could adversely affect our liquidity and our ability to generate cash flow in the future. We may also not achieve anticipated revenue and cost benefits anticipated by the transition.

ITEM 1B	Unresolved Staff Comments

Not applicable.

ITEM 2	Properties

We own the real estate located at 170 Mt. Airy Road, Basking Ridge, New Jersey, approximately 35 miles west of New York City. We utilize the majority of the building as a part of our operations. The remaining space is leased to one tenant with the balance being available to lease. We have mortgaged our Basking Ridge real estate as collateral under our asset-based lending facility provided by Keltic Financial Partners II, LP. This property was listed for sale as of October 1, 2013 and is reported as an asset held for sale in this Report.

We lease our new corporate headquarters and continuing laboratory facility in Olathe, Kansas, and operations centers in Lenexa, Kansas and Omaha, Nebraska. We still are the primary lessee for approximately 16 Portamedic branch offices, which we sublease to the acquirer of our former Portamedic business. The acquirer pays 100% of the rent and other executory costs for these offices in the form of a contractual obligation for the remaining term of the lease. If we are unable to assign these leases to the acquirer of the former Portamedic business, we will let the leases expire with no intent of renewal. In addition, we are still the primary lessee under 21 operating leases related to offices not utilized for continuing operations and as such related costs are recorded in our reporting for discontinued operations. We have recorded a branch closure obligation of $0.3 million as of December 31, 2013 related to these leases.

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

On April 23, 2012, a complaint was filed against the Company in U.S. District Court for the District of New Jersey on behalf of a purported class of employee examiners alleging, among other things, that the Company had failed to pay overtime compensation to certain employees as required by federal law. On May 24, 2012, a related complaint was filed against the Company in the same court alleging, among other things, that the Company similarly failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaints seek award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company believes the allegations in the cases are without merit, has filed answers in both cases denying the substantive allegations therein. By Consent Order filed March 11, 2013, the court approved a settlement between the Company and the named plaintiffs in the employee case, and the case was dismissed with prejudice. Preliminary discovery and motion practice are being conducted in the contractor case. The claim is not covered by insurance, and as a result, the Company is incurring legal costs to defend the litigation.

On July 30, 2013, a complaint was filed against the Company in the California Superior Court, San Bernadino County, on behalf of a putative class of employees alleging, among other things, that the Company failed to pay wages and other compensation as required by state law. The complaint seeks award of an unspecified amount of damages and penalties. The Company has denied all of the allegations in the case and believes them to be without merit. In January 2014, the Superior Court referred the parties to mediation and set a mediation completion date for August 30, 2014. The Superior Court also set a trial date of August 10, 2015. The claim is not covered by insurance, and as a result, the Company is incurring legal costs to defend the litigation.

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

Common Stock Price Range

The following table shows, for the periods indicated, the high and low sales prices per share of our common stock based on published financial sources (dollars):

	2013		2012
Quarter	High	Low	High	Low
First	$0.54	$0.40	$0.80	$0.60
Second	$0.45	$0.36	$0.70	$0.53
Third	$0.48	$0.32	$0.71	$0.57
Fourth	$0.72	$0.45	$0.64	$0.33

Holders

According to the records of our transfer agent, Registrar and Transfer Company, Cranford, New Jersey, as of February 28, 2014 there were 1,024 holders of record of our common stock.

Dividends

No dividends were paid in 2013 or 2012.

We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2013 Loan and Security Agreement with Keltic Financial Partners II, LP, which was effective as of February 28, 2013 (Refer to Note 9 to our consolidated financial statements).

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the fiscal year ended December 31, 2013

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

We did not repurchase any shares of our common stock during the fourth quarter of our fiscal year ended December 31, 2013

ITEM 6	Selected Financial Data

The following table of selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Report. The statement of operations data set forth below for each of the years in the three year period ended December 31, 2013, and the balance sheet data as of December 31, 2013 and 2012 have been derived from, and are qualified by reference to, our consolidated financial statements appearing elsewhere in this Report. The statement of operations data for the years ended December 31, 2010 and 2009, and the balance sheet data as of December 31, 2011, 2010 and 2009, are derived from the Company’s consolidated financial statements that are not included in this Report.

The operating results of Portamedic have been segregated and reported as discontinued operations in the statement of operations data set forth below. The allocation of revenue and expenses between current operations and discontinued operations involves management judgments and estimates.

(in thousands except for share data and footnotes)	2013		2012		2011		2010		2009
Statement of operations data:							(Unaudited)		(Unaudited)
Revenues	$49,160		$50,977		$51,082		$48,372		$49,000
Operating loss from continuing operations	(9,756)	(a)	(7,037)	(b)	(7,771)	(c)	(9,996)	(e)	(16,831)	(g)
Interest expense	86		(10)		(18)		12		16
Loss from continuing operations	(10,255)		(7,077)		(7,802)		(9,939)	(f)	(15,776)	(h)
(Loss) income from discontinued operations	(1,020)		(10,521)		4,278	(d)	11,415	(f)	15,772
Net (loss) income	(11,275)		(17,598)		(3,524)		1,476		(4)
Basic and diluted (loss) income per share:
Continuing operations	$(0.15)		$(0.10)		$(0.11)		$(0.14)		$(0.23)
Discontinued operations	(0.01)		(0.15)		0.06		0.16		0.23
Net (loss) income	$(0.16)		$(0.25)		$(0.05)		$0.02		$—
Cash dividends per share	$—		$—		$—		$—		$—
Weighted average shares:
Basic	69,965,814		69,743,897		69,628,135		69,437,710		68,692,176
Diluted	69,965,814		69,743,897		69,628,135		69,896,969		69,392,243
Balance sheet data (as of December 31):					(Unaudited)		(Unaudited)		(Unaudited)
Working capital	$8,579	(i)	$19,205	(i)	$28,323	(j)	$32,321	(j)	$30,102	(j)
Total assets	$21,646		$36,418		$53,281		$57,479		$56,702
Stockholders’ equity	$13,300		$23,861		$40,749		$43,626		$41,426

(a) Includes impairment charges of $0.2 million and restructuring charges of $0.8 million.

(b)	Includes impairment charges of $0.2 million and restructuring charges of $0.6 million.

(c)	Includes restructuring charges of $0.03 million.

(d)	Includes a reduction of cost of operations totaling $0.5 million relating to a refund received from a supplier pertaining to improperly charged sales tax on purchased materials.

(e)	Includes impairment charges of $0.1 million and restructuring charges of $0.2 million.

(f)
Includes reversal of $1.6 million relating to previously accrued interest and penalties associated with a state unclaimed property matter for which the audit period has lapsed. The reversal was allocated between continuing operations of $0.4 million and discontinued operations of $1.2 million based on revenues.

(g)	Includes restructuring charges of $0.8 million.

(h)	Includes a $1.5 million federal tax benefit resulting from carrying back to 2003 net operating losses from 2008 of $4.3 million.

(i)	Includes assets held for sale of $0.7 million and $3.6 million as of December 31, 2013 and 2012, respectively.

(j)	Includes assets and liabilities of the discontinued Portamedic operations.

ITEM 7               Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements.  Refer to Part 1 of this Report for information regarding our use of forward-looking statements in this Report.  This discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in Item 8 of this Report.

Overview

As discussed in greater detail in Item 1 (“Business”), we currently engage in the following segments:

•
Health and Wellness - performs risk assessment and risk management services, including biometric screenings, health and risk assessments and onsite wellness coaching for health and care management companies, including wellness companies, disease management organizations, clinical research organizations, health plans and others;

•
Heritage Labs - performs tests of blood, urine and oral fluid specimens, primarily generated in connection with the paramedical exams and wellness screenings performed by third party paramedical service providers and our Health and Wellness segment, respectively, and assembles and sells specimen collection kits; and

•
Hooper Holmes Services - provides telephone interviews of insurance candidates, retrieval of medical records and inspections, risk management solutions and underwriting services for simplified issue products and products requiring full underwriting.

As a provider of services to the health and insurance industries, the Company's business is subject to seasonality, with third quarter sales typically dropping below the other quarters due to a decline in activity during the summer months and fourth quarter sales typically the strongest quarter due to annual benefit renewal cycles.

On September 30, 2013, we completed the sale of certain assets comprising our Portamedic service line. The Portamedic service line is accounted for as a discontinued operation in this Report. Accordingly, the assets and liabilities of Portamedic that were sold have been reclassified and are reported as assets and liabilities held for sale on the December 31, 2012 consolidated balance sheet. The operating results of Portamedic are segregated and reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Certain costs presented within continuing operations in the financial statements, notably selling, general and administrative costs, may not be indicative of costs going forward because those costs have historically been shared among segments and the continuing operations have been and are being restructured. There is no guarantee that costs allocated to Portamedic and included in discontinued operations will be eliminated in future periods.

As a result of the sale of the Portamedic service line, we determined that we no longer have one reportable segment. Beginning in the fourth quarter of 2013, we have reported our financial results in three segments. These segments mirror the businesses outlined above: Health and Wellness, Heritage Labs and Hooper Holmes Services. Previously reported financial statement amounts have been reclassified to reflect the new segment determination for all periods presented in this Report, including revenues and costs previously reported as a part of discontinued Portamedic operations which have been reclassified to Hooper Holmes Services to conform to current period presentation.

While our corporate headquarters are located in Basking Ridge, New Jersey as of December 31, 2013, we began relocating our headquarters to Olathe, Kansas, where our Health and Wellness facilities are located, in the fourth quarter of 2013. This relocation will be substantially complete in the first quarter of 2014. While we expect the relocation and cost reduction initiatives will have a positive impact in the aggregate on future performance, there can be no guarantee that these cost reductions will be fully achieved.

2013 Highlights and Business Outlook for 2014

Consolidated Financial Performance for 2013

For the year ended December 31, 2013, consolidated revenues were $49.2 million, representing a decline of approximately 3.6% from the prior year of $51.0 million. An increase in revenue of the Health and Wellness segment of $1.8 million was more than offset by decreases in Heritage Labs and Hooper Holmes Services of $1.8 million and $1.9 million, respectively.

Gross profit decreased by $1.8 million to $11.5 million in 2013 compared to $13.3 million in 2012. Our gross profit percentage from continuing operations was 23.5% for the year ended December 31, 2013 representing a decline from 26.1% for the year ended December 31, 2012. The decrease in gross profit is primarily due to lost laboratory volumes in our Heritage Labs segment, which increased the fixed cost burden on laboratory samples, and increases in event and field management labor and travel costs for field specialists and examiners in our Health and Wellness segment.

Selling, general and administrative expense ("SG&A") increased to $20.3 million in 2013 compared to $19.5 million in 2012. The increase in SG&A is due to higher consulting and professional fees.

(in thousands)	2013	2012	2011
Revenues	$49,160	$50,977	$51,082
Cost of operations	37,618	37,678	37,526
Gross profit	$11,542	$13,299	$13,556
Selling, general and administrative expense	20,273	19,543	21,293
Impairment and restructuring	1,025	793	34
Other, net	(480)	(17)	5
Income tax expense	19	23	36
Loss from continuing operations	$(10,255)	$(7,077)	$(7,802)
(Loss) income from discontinued operations, net of tax	(4,450)	(10,586)	4,216
Gain on sale of Portamedic and subsidiary	3,430	65	62
Net loss	$(11,275)	$(17,598)	$(3,524)

Health and Wellness

Our Health and Wellness segment recorded revenues of approximately $23.1 million for the year ended December 31, 2013 an increase of $1.8 million, or approximately 8.4%, from the prior year.  In 2013, we performed approximately 416,000 health screenings, compared to approximately 411,000 screenings in 2012. We have conducted screening events in every state in the U.S. as well as the District of Columbia, Puerto Rico and Guam.  Currently, we have a network of over 9,000 health professionals, of which approximately 4,000 examiners have completed our training program and as such are "wellness certified" examiners.

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

We believe the market for health and wellness is likely to grow over the next three to five years, and that we are well positioned to increase revenues from our biometric screening and other related services. Key highlights for 2013 include:

•	Introducing a new claims billing process to assist Wellness customers and employers in reporting biometric screenings to health plans.

•	Negotiating new, national agreements with retail clinics and local lab offices, giving our customers more options for testing remote and traveling workers.

•	Introducing a new, stand-alone cotinine test to support our customers’ tobacco cessation programs.

•	Added additional in-house venipuncture blood test panels, eliminating the use of third parties for specialized testing.

•	Enhancing participant and invoice reporting to give our customers more data.

We believe that we are well-positioned to capture a significant share of the health and care management market given our unique set of assets, including our proprietary Health and Wellness technology platform and our national network of certified health professionals. However, the success of Health and Wellness will also depend in part upon the success of our sponsors and their health and care management initiatives to employers.

Heritage Labs

Heritage Labs revenues totaled $11.4 million, for the year ended December 31, 2013, a decrease of 13.4% in comparison to the prior year. Revenue from lab testing and lab kit assembly was $6.8 million and $4.6 million, respectively, for the year ended December 31, 2013 as compared to $7.8 million and $5.4 million, respectively, for the year ended December 31, 2012.

Heritage Labs services consist principally of performing tests of blood, urine and oral fluid specimens and the assembly and sale of kits used in the collection and transportation of such specimens to the Company's dedicated lab facility. In 2013, approximately 60% of Heritage Labs revenue came from third party lab testing and 40% came from the sale of assembled lab specimen kits to third parties. Heritage Labs' revenue includes sales to third parties as well as sales to the discontinued Portamedic operations prior to its disposition. The revenue and related costs related to providing service to Health and Wellness are recorded within that segment.

Heritage Labs has differentiated its testing services by developing data analytics that we believe will benefit underwriters. In cooperation with leading reinsurers, Heritage Labs continues to focus on data modeling to gain a better understanding of the true mortality consequences of the laboratory tests that we provide to the insurance industry. Our objective is to assist our clients in their ability to develop new insurance products and establish more accurate premium rating or pricing techniques using the lab mortality data that we have developed. We have developed risk scores to help our insurance clients better understand the mortality implications between and among interactions of multiple tests related to specific disease states. We believe that the mortality data we are providing are unique and more complex than the data being provided by our competitors. We believe we will be able to leverage the value of the data we supply to enhance the business of our existing customers and potentially to gain new business. We are also typically able to report results to our clients within 48 hours, which we believe to be one of the fastest turn-around times in the industry.

We also design and assemble sample collection kits for our Health and Wellness business, and other companies. This allows us to design reliable sample collection processes that are easy for our Health Professionals to follow. Our national network of Health Professionals, combined with lab testing and kit assembly capabilities, give us the tools to meet the unique needs of research universities and government customers and provide customized services and results.

Hooper Holmes Services

For the year ended December 31, 2013, Hooper Holmes Services revenue was $14.6 million, a decrease of 11.2% in comparison to the prior year.  A significant contributing factor to this decrease was a decline in our 2013 attending physician statement ("APS") retrieval and physicians information line ("PIL") revenue as compared to 2012. Also contributing to the decrease in Hooper Holmes Services revenue was a decline in our 2013 consumer services revenue as compared to 2012.

Hooper Holmes Services qualifies and interviews insurance applicants by compiling health histories and collecting medical records. We also provide outsourced underwriting services to several large insurance companies.

Business Outlook for 2014

We see the Health and Wellness business as the cornerstone of our growth. The United States spends more on healthcare than any other country, with more than 75% of healthcare costs due to chronic conditions. With the focus on health care cost management and the risk of reduced productivity in the workplace from health issues arising in an employee population, we believe employers of all sizes will adopt health and wellness programs at an increasing rate. See the "Market Conditions and Strategic Initiatives" section of Item 1 in this Report for additional discussion.

In employers where wellness programs focus principally on targeted weight loss and smoking cessation, participation rates are generally under 50%. We believe we can grow our business by offering expanded testing and broader wellness programs based on our biometric screening, risk assessment and support services. This more comprehensive approach could increase participation rates among our existing customer base and help us to attract new customers in the large and mid-size employer population.

A key strength of ours is a network of health professionals in all 50 states. We have signed national agreements with retail clinics and local lab offices, giving our customers more options for remote screenings. We have a presence everywhere our services might be required in the United States, with supply chain capabilities that allow us to stock, calibrate, pack and ship the materials our people need to collect accurate health information.

We monitor operational performance and are constantly refining metrics to improve operational performance. We believe our attention to the details of a Health and Wellness event, from the set-up, staffing, and follow-up post event, contributes to making our services efficient and effective.

We continue to focus our attention on our long-term strategy and believe we have the necessary assets to make the most of our immediate opportunities while positioning the Company for long-term growth.

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

We monitored the following metrics for our continuing business operations in 2013:

•	the number of health screenings completed by Health and Wellness;

•	the quality scores of our Health Professionals;

•	the number and type of specimens tested by Heritage Labs;

•	the number of tele-interviewing and underwriting reports we generate by Hooper Holmes Services and;

•	budget to actual performance at the segment level as well as on a consolidated basis.

Certain of the above-cited metrics are discussed in the comparative discussion and analysis of our results of operations that follows.

Results of Operations

Comparative Discussion and Analysis of Results of Operations in 2013, 2012 and 2011

The table below sets forth our revenue by segment, for the periods indicated.

	For the Years Ended December 31,
(in thousands)	2013	% Change	2012	% Change	2011
Health and Wellness	$23,149	8.4%	$21,349	15.8%	$18,441
Heritage Labs	11,390	(13.4)%	13,154	(3.7)%	13,664
Hooper Holmes Services	14,621	(11.2)%	16,474	(13.2)%	18,977

Total	$49,160	(3.6)%	$50,977	(0.2)%	$51,082

Revenues

Consolidated revenues for the year ended December 31, 2013 were $49.2 million, a decline of $1.8 million or 3.6% from 2012. An increase in the Health and Wellness segment of $1.8 million was more than offset by decreases in Heritage Labs and Hooper Holmes Services of $1.8 million and $1.9 million, respectively. Revenues for the year ended December 31, 2012 were $51.0 million, which are slightly less than 2011 results.

Health and Wellness

Health and Wellness revenues in 2013 were $23.1 million, an increase of $1.8 million, or 8.4%, compared to 2012.  Health and Wellness performed 416,000 health screenings in 2013 as compared to 411,000 in 2012.  While revenue from one large customer decreased approximately $3.0 million or 40% from 2012, revenue increased in our remaining Health and Wellness customers by approximately 35%. This resulted in a net increase of 8.4% total Health and Wellness revenue from 2012 to 2013. We believe the reduction in revenue from this customer is temporary and anticipate revenue to increase to historical levels in 2014.

We have conducted screening events in every state in the U.S. as well as The District of Columbia, Puerto Rico and Guam.   Currently, we have a network of over 9,000 health professionals, of which approximately 4,000 examiners have completed our training program and as such are "wellness certified" examiners. Our revenue increase in 2013 compared to 2012 is due to an increased number of screenings and an increase in the average unit price charged per screening.

Health and Wellness revenues in 2012 were $21.3 million, an increase of $2.9 million, or 15.8%, compared to 2011.  Health and Wellness performed 18% more health screenings in 2012 compared to 2011 with 411,000 health screenings in 2012 and 348,000 health screenings in 2011.  We had certified approximately 3,000 of the examiners in our network to be "wellness certified" examiners as of December 31, 2012. Our revenue increase in 2012 compared to 2011 is primarily due to growth in diversified product offerings that command a higher average unit price.

Heritage Labs

Heritage Labs revenues in 2013 were $11.4 million, a decrease of $1.8 million, or 13.4%, compared to 2012. In 2013 and 2012, approximately 60% of Heritage Labs revenue was derived from lab testing and 40% from the sale of assembled lab specimen kits.

Revenue from lab testing during the year ended December 31, 2013 was $6.8 million as compared to $7.8 million in 2012. Heritage Labs tested fewer specimens in 2013 compared to the prior year (408,000 in 2013 vs. 461,000 in 2012). The decline in testing is due in large part to a decrease in demand for life insurance lab testing services and the loss of several life insurance customers. Heritage Labs average revenue per specimen tested decreased in 2013 compared to 2012 ($16.76 in 2013 vs. $16.83 in 2012). The decrease is due to lower average service prices, which were partially offset by an increase in shipping costs passed on to our customers. Revenue from lab kit assembly was $4.6 million for the year ended December 31, 2013, which is a 14.8% decrease in comparison to 2012. This decline in testing was also due to decreased demand for life insurance lab testing services and the loss of life insurance customers.

Heritage Labs revenues in 2012 were $13.2 million a decrease of $0.5 million or 3.7%, compared to 2011.  During 2012, revenue from lab testing (approximately 59% of total Heritage Labs revenue in 2012) declined 4.2% compared to 2011. Heritage Labs tested 6.7% fewer specimens compared to the prior year (461,000 in 2012 vs. 494,000 in 2011). Heritage Labs average revenue per specimen tested increased 2.6% ($16.83 in 2012 vs. $16.40 in 2011). Approximately 29% of this increase in average revenue per specimen tested was due to service price increases, and the remaining increase was the result of increased lab shipping costs passed on to our customers. Revenues from lab kit assembly (approximately 41% of total Heritage Labs revenue in 2012) decreased by 3.1% in comparison to 2011 in line with the decrease in lab tests performed.

Hooper Holmes Services

Hooper Holmes Services revenue decreased 11.2% to $14.6 million for the year ended December 31, 2013 compared to 2012. Collective revenue from our health information services, including attending physician statements, physicians information line, inspections and motor vehicle reports product lines, decreased 19.5% to $8.4 million in 2013 as compared to 2012, primarily due to a decrease of the number of units performed in 2013 as compared to 2012. This decrease is partially offset by a nominal increase in underwriting revenue in 2013 as compared to 2012.

Hooper Holmes Services revenue decreased 13.2% to $16.5 million for 2012 versus the prior year. Revenue from our APS retrieval and PIL services decreased 18.1% in 2012 as compared to 2011, primarily due to a decrease of in the number of APS and PIL units performed in 2012 as compared to 2011. MVR reporting and tele-underwriting/interviewing units in these product lines were also lower in 2012 as compared to 2011, resulting in a reduction in revenue.

Cost of Operations

The table below sets forth our cost of continuing operations by segment, for the periods indicated.

Cost of continuing operations on a consolidated basis was $37.6 million for the year ended December 31, 2013 as compared to $37.7 million in 2012. Cost of operations on a consolidated basis, as a percentage of revenue, increased to 76.5% for the year ended December 31, 2013 compared to 73.9% for the year ended December 31, 2012.

	For the Years Ended December 31,
(in thousands)	2013	% of Revenue	2012	% of Revenue	2011	% of Revenue
Health and Wellness	$17,153	74.1%	$14,643	68.6%	$12,268	66.5%
Heritage Labs	7,836	68.8%	8,687	66.0%	9,153	67.0%
Hooper Holmes Services	12,629	86.4%	14,348	87.1%	16,105	84.9%
Total	$37,618	76.5%	$37,678	73.9%	$37,526	73.5%

2013 compared to 2012

Health and Wellness cost of operations increased as a percentage of revenues to 74.1% for the year ended December 31, 2013 as compared to 68.6% in 2012. Cost of operations increased due to increased material costs resulting from higher volume of finger stick screenings, increased spending on travel for field specialists and examiners as well as additional staffing to improve service quality.

Heritage Labs cost of operations increased as a percentage of revenues to 68.8% for the year ended December 31, 2013 as compared to 66.0% in 2012. This increase is primarily due to the effect of reduced revenues against the fixed costs needed to provide laboratory testing services and the product mix associated with our lab kit assembly.

Hooper Holmes Services cost of operations decreased only slightly as a percentage of revenues to 86.4% for the year ended December 31, 2013 as compared to 87.1% in 2012 despite a reduction in total revenue due to a change in product mix.

2012 compared to 2011

Cost of operations, as a percentage of revenue was 73.9% for the year ended December 31, 2012 which is consistent to 73.5% for the year ended December 31, 2011.

Health and Wellness cost of operations increased as a percentage of revenues to 68.6% for the year ended December 31, 2012 as compared to 2011. The increases are primarily due to increases in the cost of materials, event and field management labor and travel costs for field specialists and examiners.

Heritage Labs cost of operations decreased as a percentage of revenues to 66.0% for the year ended December 31, 2012 as compared to 67.0% for the year ended December 31, 2011. This decrease is primarily due to product mix and lower shipping costs associated with our lab kit assembly operations.

Hooper Holmes Services cost of operations increased as a percentage of revenues to 87.1% for the year ended December 31, 2012, compared to 84.9% for the year ended December 31, 2011. The increase is due to revenues declining at a rate greater than its associated costs, a significant component of which is fixed.

Selling, General and Administrative Expenses (SG&A)

	For the years ended December 31,			Decrease (Increase)
(in thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Total	$20,273	$19,543	$21,293	$(730)	$1,750

Consolidated SG&A expenses for the year ended December 31, 2013 increased $0.7 million as compared to 2012. The increase in 2013 SG&A expenses compared to 2012 was primarily due to increases of professional and consulting services and financial advisory fees; outside legal fees and Board of Director fees driven largely by the Portamedic transaction; transition costs associated with the relocation initiatives; and salaries within the Health and Wellness segment. These increases were partially offset by decreases in incentive and general bonuses.

Consolidated SG&A expense for the year ended December 31, 2012 decreased $1.8 million as compared to 2011. The decrease in 2012 SG&A expenses compared to 2011 was primarily due to a reduction in information system salaries and related costs as well as incentive compensation expense, which were partially offset by increased salaries within the Health and Wellness segment.

Impairment of Long-Lived Assets

We evaluate the recovery of our long-lived assets when events or changes in circumstances occur that indicate that the carrying value of an asset many not be recoverable. We recorded impairment charges in continuing operations of $0.2 million for the year ended December 31, 2013 related to the impairment of financial software no longer in use. Impairment charges of $0.2 million were recorded in 2012 related to software associated with the Hooper Holmes Services segment.

Restructuring Charges

For the year ended December 31, 2013, we recorded restructuring charges of $0.8 million in continuing operations. Restructuring charges consisted of severance related to the resignation of the former CEO and CFO and other employee severance.

For the year ended December 31, 2012, we recorded restructuring charges of $0.6 million related to employee severance. For the year ended December 31, 2011, we recorded restructuring charges of $0.03 million related to restructuring costs for Heritage Labs.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the year ended December 31, 2013 was $9.8 million, compared to a loss of $7.0 million in 2012. The increase is due to lower gross profit and increases in SG&A and restructuring expenses as compared to 2012.

Our consolidated operating loss from continuing operations for the year ended December 31, 2012 was $7.0 million, compared to $7.8 million in 2011.

Other expense/income

Other expense (income), net in 2013, 2012 and 2011 was an expense of $0.5 million and $0.02 million and income of $0.01 million, respectively. Other expense, net for the year ended December 31, 2013 consisted primarily of bank credit facility fees and amortization of deferred financing costs as well as an offset for rental income.

Other expense, net, for the year ended December 31, 2012 is comprised primarily of $0.1 million in costs related to bank credit facility fees which is offset by rental income.

Other expense, net, for the year ended December 31, 2011 includes rental income and the reversal of $0.3 million primarily related to previously accrued interest and penalties resulting from entering into voluntary compliance agreements with 12 states relating to unclaimed property offset by $0.3 million of amortization expense of costs associated with our previous credit facility.

Income Taxes

      We have significant deferred tax assets attributable to tax deductible intangibles, and federal and state net operating loss carryforwards, which may reduce taxable income in future periods.  Based on the change in scope and size of our business as a result of the discontinued Portamedic operations, the lack of taxes in the carryback period and the uncertainty surrounding the extent or timing of future taxable income, we do not believe we will realize all of the tax benefits of these deferred tax assets.  Accordingly, we continue to record a full valuation allowance on our net deferred tax assets of $61.6 million and $56.8 million as of December 31, 2013 and 2012, respectively.

We recorded tax expense of $0.02 million, $0.02 million and $0.04 million in 2013, 2012 and 2011, respectively. As of December 31, 2013, 2012 and 2011, no amounts were recorded for unrecognized tax benefits or for the payment of interest or penalties.  Furthermore, no such amounts were accrued during the years ended December 31, 2013 and 2012.

The effective tax rate for the years ended December 31, 2013, 2012 and 2011 was 0.2%, 0.3%, and 0.5%, respectively.

Discontinued Operations

Loss from discontinued operations, net of tax, was $4.5 million and $10.6 million for the years ended December 31, 2013 and 2012, respectively. The Company recorded income from discontinued operations of $4.2 million for the year ended December

31, 2011. The losses and income represent the results of operations for the discontinued Portamedic operations that were sold to Piston on September 30, 2013. The Company also recognized a gain on the sale of the discontinued Portamedic operations of $3.4 million, which was recorded during the year ended December 31, 2013.

Net Loss

Net loss for the year ended December 31, 2013 was $11.3 million, or $0.16 per share on both a basic and diluted basis, compared to a net loss of $17.6 million, or $0.25 per share on both a basic and diluted basis, reported for the year ended December 31, 2012.  For the year ended December 31, 2011, we reported net loss of $3.5 million or $0.05 on both a basic and diluted basis.

Liquidity and Financial Resources

Our primary sources of liquidity are our cash and cash equivalents and our 2013 Loan and Security Agreement. Available borrowing capacity was $2.0 million based on Eligible Receivables as of December 31, 2013. Our available borrowing capacity as of March 25, 2014 was $2.6 million. At December 31, 2013 and 2012, our working capital was $8.6 million and $19.2 million, respectively.  Working capital as of December 31, 2013 and 2012 included assets held for sale. Working capital as of December 31, 2013 also included the current portion of the Holdback Amount. Our current ratio, as adjusted to exclude the current portion of the Holdback Amount and assets held for sale, as of December 31, 2013 was 1.9 to 1 compared to 2.4 to 1 at December 31, 2012.

We present and discuss our cash flows inclusive of the discontinued Portamedic operations, which is the way our cash flows have been presented historically. Given the nature of our business, we have not historically separated much of our working capital by segment and thus we are not able to reliably distinguish between continuing and discontinued operations in our consolidated statements of cash flows for years ended December 31, 2013, 2012 and 2011. As such, changes in accounts payable, accounts receivable, inventory and other financial line items associated with the Portamedic service line may impact future cash flow statement presentation. We provide information about the impact of Portamedic on our cash flows below in the discussion of our cash flows from operating, investing and financing activities. Significant uses affecting our cash flows for the year ended December 31, 2013 include:

•
a net loss of $11.3 million (thereof $10.3 million from continuing operations), including a $3.4 million gain on sale of Portamedic and non-cash charges of $2.5 million in depreciation and amortization expense, $0.6 million in share-based compensation expense and impairment of long-lived assets from both continued and discontinued operations of $0.4 million;

•
a combined net decrease in accounts payable, accrued expense and other long-term liabilities (including $1.7 million of restructuring payments) of $4.3 million. We believe the net decrease in accounts payable, accrued expenses and other long-term liabilities is primarily due to settlement of liabilities related to the Portamedic service line.

•	capital expenditures of $1.6 million; and

•	debt financing fees of $1.0 million.

These uses of cash were partially offset by a decrease in accounts receivable of $9.0 million, primarily due to the collection of Portamedic accounts receivable, and $5.3 million of proceeds, net of costs, from the sale of Portamedic.

We incurred a loss from continuing operations of $10.3 million, $7.1 million and $7.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Also included in our results from continuing operations for each of the three years ended December 31, 2013 are restructuring charges.  Restructuring charges were $0.8 million, $0.6 million and $0.03 million, respectively, for the years ended 2013, 2012 and 2011.

We have managed our liquidity during this period through a series of cost reduction initiatives along with the proceeds from the sale of Portamedic and access to the 2013 Loan and Security Agreement. At December 31, 2013, we had approximately $4.0 million in cash and cash equivalents and no debt outstanding.

2013 Loan and Security Agreement

In the first quarter of 2013, we entered into a three year 2013 Loan and Security Agreement, as amended on March 28, 2013 by the First Amendment, (collectively, the “2013 Loan and Security Agreement”), with Keltic Financial Partners II, LP (“Keltic Financial”). Borrowings under the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The amount available for borrowing may be less than the $10 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  We have an available borrowing base subject to reserves established at our lender's discretion of 85% of Eligible Receivables up to $10 million under this facility.   Eligible Receivables do not include Heritage Labs receivables, certain Hooper Holmes Services receivables, and other receivables deemed ineligible by our lender. Eligible Receivables include only billed receivables such that borrowing capacity may be affected by our billing cycles. As of December 31, 2013, our lender applied a discretionary reserve of $1.5 million. Available borrowing capacity, net of this discretionary reserve was $2.0 million based on Eligible Receivables as of December 31, 2013. As of December 31, 2013, there were no borrowings outstanding under the 2013 Loan and Security Agreement. Refer to Note 9 to our consolidated financial statements for additional discussion of the 2013 Loan and Security Agreement.

The sale of the discontinued Portamedic operations, which accounted for approximately 60-75% of Eligible Receivables prior to the sale date of September 30, 2013, resulted in a decrease in our borrowing capacity. As such, we worked with Keltic Financial to reduce the reserve on eligible borrowings of $1.5 million to $0.5 million effective February 21, 2014. Because unbilled receivables are not considered Eligible Receivables, our borrowing capacity can fluctuate in accordance with our monthly billing cycles.

We are also working with Keltic Financial to modify the financial covenants of the 2013 Loan and Security Agreement in an effort to be more in-line with the our strategy of creating a streamlined health care company positioned to capitalize on growing healthcare market trends. If we are not able to successfully execute favorable amendments to our existing credit facility, our borrowing capacity may be limited.

The 2013 Loan and Security Agreement contains various covenants, including financial covenants which required us to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation and amortization) beginning with the twelve months ending June 30, 2014 as the first measurement date. Our lender recently waived the minimum EBITDA covenants for the 2014 fiscal period. We continue to have limitations on the maximum amount of unfunded capital expenditures for each fiscal year.

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

2009 Loan and Security Agreement

Prior to February 28, 2013, we maintained a loan and security agreement (the “2009 Loan and Security Agreement”) with TD Bank, N.A. (“TD Bank”). During the years ended December 31, 2013, 2012 and 2011, in connection with the 2009 Loan and Security Agreement, we incurred unused line fees of $0.01 million, $0.1 million and $0.1 million, respectively. In addition, we were required to pay annual loan fees of $0.1 million for both 2012 and 2011. There were no annual loan fees paid in 2013.

Liquidity Discussion

In the fourth quarter of 2013, the Company began relocating its corporate headquarters to Kansas and listed its Basking Ridge real estate for sale. Establishing a new team and transitioning functions to Kansas will take months and transition costs may be higher than expected. In addition, the sale of the Basking Ridge real estate may not occur when expected or for the amount expected, although the sale would provide additional liquidity not factored into management's assessment of liquidity. We have received purchase offers on the real estate, but have not reached an agreement with a potential buyer. Keltic Financial has consented to the sale of the real estate.

Heritage Labs' revenue includes sales to third parties as well as sales to the discontinued Portamedic operations prior to its disposition. The Heritage Labs segment shared some customers with the discontinued Portamedic operations. While not all Heritage Labs life insurance samples originated from Portamedic exams, the sale of the discontinued Portamedic operations may have an impact on life insurance related lab volumes, and thus related revenue for Heritage Labs.

The Health and Wellness segment sells through wellness, disease management and insurance companies who ultimately have the relationship with the end customer. Our current services are aggregated with our partners' offerings to provide a total solution. As such, our success is largely dependent on that of our partners. The performance of key customers in the Health and Wellness business line directly impact the results of operations of this segment.  The loss of business from key customers can negatively affect our financial condition, results of operations or cash flows. In 2013, we had one customer that accounted for over 10% of our total revenue.

Through the increased focus on the Health and Wellness sector, we believe we will be able to capitalize on the opportunities that exist in the Health and Wellness sector given the macro-economic focus on health care costs and improving the efficiency of health care delivery in the United States to grow revenue.

If we are not able to realize the benefits from the consolidation in Kansas and control the costs of transition, reduce our selling, general and administrative costs as we seek to streamline operations and improve efficiency, grow the Health and Wellness revenue and improve its gross profit through increased revenue and cost reduction initiatives, we may not have sufficient Eligible Receivables and the lender may increase reserves such that we may not be able to borrow under the 2013 Loan and Security Agreement. These and other factors could adversely affect our liquidity and our ability to generate cash flow in the future.

Based on the Company's anticipated level of future revenues and gross profit, collection of the first of the two Holdback Amounts, restructuring initiatives, and the Company's existing cash, cash equivalents, working capital and credit facility, the Company believes it has sufficient funds to meet its cash needs to fund operating expenses and capital expenditures for the twelve months following December 31, 2013.

Cash Flows from Operating, Investing and Financing Activities

We discuss below the cash flows from operating, investing and financing activities for year ended December 31, 2013, inclusive of discontinued operations relating to the sale of Portamedic. As a result of our relocation to Kansas and related restructuring activities, future cash flows from operating, investing and financing activities may be materially different from the cash flows from operating, investing and financing activities for the year ended December 31, 2013 and prior periods. There is no guarantee that costs allocated to Portamedic and included in discontinued operations will be eliminated in future periods. Since we historically have not tracked accounts receivable, accounts payable and other accounts by service line, our continuing operations and the Portamedic service line had customers and suppliers in common, and our continuing and discontinued operations shared certain selling, general and administrative services, we do not have reliable information for the historical impact of Portamedic on our cash flows. We believe that a significant portion of the net cash flow inflows provided by changes in working capital during the fourth quarter of 2013 is a result of the run off of the Portamedic working capital. We also feel that without the discontinued Portamedic operations and with planned selling, general and administrative cost reductions, cash flow from operations will improve.

As disclosed above, we believe based on our anticipated level of future revenues, our anticipated cost reductions, the sale of our Basking Ridge real estate, the collection of the first of two Holdback Amounts, and existing cash and cash equivalents and borrowing capacity, we will have sufficient funds to meet our cash needs for the twelve months following the date of the financial statements included in this Report.

Cash Flows from Operating Activities

For the year ended December 31, 2013, net cash used in operating activities was $7.0 million. Our net cash used in operating activities for the year ended December 31, 2012 was $4.2 million. Our net cash provided by operating activities for the year ended December 31, 2011 was $0.8 million.

The net cash used in operating activities for 2013 of $7.0 million includes a net loss of $11.3 million, which was reduced by the gain on sale of Portamedic of $3.4 million, and non-cash charges related to depreciation and amortization expense and share-based compensation expense. This loss was offset by cash inflows related to the run off of the Portamedic working capital, resulting in a net cash outflow from operations of $7.0 million. Changes in working capital items included:

•
a decrease in accounts receivable of $9.0 million, primarily due to reduced revenues during the fourth quarter of 2013 compared to the fourth quarter of 2012 following the sale of Portamedic. Although we do not have reliable information for the historical impact of Portamedic on our cash flows, we believe the reduction in accounts receivable is primarily due to the sale of Portamedic. Our consolidated days sales outstanding (DSO), measured on a rolling 90-day basis was 47.8 days at December 31, 2013, compared to 39.9 days at December 31, 2012.  Certain customers in the Health and Wellness segment have extended payment terms, although the extended terms do not significant impact our rolling 90-day DSO. Our rolling 90-day DSO at December 31, 2012 was lower than December 31, 2013 as it included receivables from our former Portamedic operations. We believe the rolling 90-day DSO at December 31, 2013 is more representative of this metric on a go forward basis. Our allowance for doubtful accounts decreased by approximately $0.3 million since December 31, 2012, although the reduction corresponds primarily to the discontinued Portamedic operations; and

•	a combined net decrease in accounts payable, accrued expenses and other long-term liabilities of $4.3 million.

The net cash used in operating activities for 2012 of $4.2 million includes a net loss of $17.6 million, non-cash charges of $4.2 million of depreciation and amortization, impairment of long-lived assets totaling $5.3 million and $0.7 million of share-based compensation expense. Changes in working capital items included:

•
a decrease in accounts receivable of $1.2 million, primarily due to reduced revenues during the fourth quarter of 2012 compared to the fourth quarter of 2011. Our consolidated DSO, measured on a rolling 90-day basis was 39.9 days at December 31, 2012, compared to 40.5 days at December 31, 2011. Our allowance for doubtful accounts increased approximately $0.1 million since December 31, 2011, resulting from write-offs of $0.1 million, offset by provision for bad debt expense of $0.2 million.

•	a decrease in other assets of $1.3 million; and

•	a combined net increase in accounts payable, accrued expenses and other long-term liabilities of $0.4 million.

The net cash provided by operating activities for 2011 of $0.8 million includes a net loss of $3.5 million, non-cash charges of $3.7 million of depreciation and amortization, and $0.6 million share-based compensation expense. Changes in working capital items included:

•
a decrease in accounts receivable of $1.0 million, primarily due to reduced revenues during the fourth quarter of 2011 compared to the fourth quarter of 2010. Our DSO, measured on a rolling 90-day basis was 40.5 days at December 31, 2011, compared to 40.4 days at December 31, 2010.  Our allowance for doubtful accounts declined approximately $0.4 million since December 31, 2010, resulting from a $0.2 million reduction reversed to revenue during the year ended December 31, 2011, write-offs of $0.3 million, offset by an additional expense provision of $0.1 million.

•	an increase in other assets of $0.4 million and

•	a combined net decrease in accounts payable, accrued expenses and other long-term liabilities of $1.0 million

Cash Flows used in Investing Activities

For the year ended December 31, 2013, we had a net cash inflow from investing activities of $3.7 million due to cash proceeds for the sale of Portamedic of $6.1 million, partially offset by disposal costs of $0.8 million and capital expenditures of $1.6 million. For the year ended December 31, 2013 we used $1.6 million in net cash for investing activities for capital expenditures, of which $0.8 million related to the development of Partnerlink, which was the Portamedic ordering system. Capital expenditures of our continuing operations were $0.5 million and related primarily to improvements to the Health and Wellness operating system.

For the year ended December 31, 2012, we used $4.1 million in net cash for investing activities for capital expenditures primarily related to the ongoing development of Partnerlink, the Portamedic web portal and the iParamed technology platform for Portamedic. Capital expenditures of our continuing operations were $2.1 million and related to improvements in the Health and Wellness operating system, information systems equipment and medical equipment. Capital expenditures for Heritage Labs included the improvements to the warehouse and inventory management systems.

For the year ended December 31, 2011, we used $4.8 million in net cash for investing activities for capital expenditures. Capital expenditures of our continuing operations were approximately $2.0 million and related to improvements to the Health and Wellness operating system as well as the Heritage Labs warehouse and inventory management systems.

Cash Flows used in Financing Activities

For the year ended December 31, 2013, net cash used in financing activities was $1.0 million and represents costs associated with our 2013 Loan and Security Agreement and a reduction in our capital lease obligations.

For the years ended December 31, 2012 and 2011, net cash used in financing activities was $0.4 million and $0.4 million, respectively, and was due to a reduction in our capital lease obligations and costs associated with our 2009 Loan and Security Agreement with TD Bank.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchases

We did not purchase any shares of our common stock during 2013, 2012 and 2011

Dividends

No dividends were paid in 2013, 2012 and 2011. We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2013 Loan and Security Agreement with Keltic Financial (Refer to Note 9 to our consolidated financial statements).

Contractual Obligations

The following table sets forth our schedule of contractual obligations at December 31, 2013, including future minimum lease payments under non-cancelable operating and capital leases, and employment contract payments.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$8,347	$2,535	$4,708	$1,104	$—
Employment Contracts	595	595	—	—	—
Total	$8,942	$3,130	$4,708	$1,104	$—

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

Revenue Recognition

Revenue is recognized for Health and Wellness services when the wellness screening is completed and the results are delivered to our customers. Revenues generated from medical record collection, laboratory testing, fingerstick test kits and other services are recognized when the related service is completed and the results are delivered to our customers. Revenue for kit assembly in Heritage Labs is recorded upon shipment to the customers. In all cases, there must be evidence of an agreement with the customer, the sales price must be fixed or determinable, delivery of services must occur and the ability to collect must be reasonably assured.

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

•	a significant decrease in the market price of a long-lived asset;

•	a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator; and

•	a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

The process to identify if there is impairment includes the following steps:

•	a comparison of the undiscounted net cash flows expected to be generated by the long-lived assets or asset group to the carrying value of the long-lived assets or asset group; and

•
if the carrying value exceeds the undiscounted net cash flows, an impairment is identified. The amount of the impairment is based on the excess of the carrying value of the long-lived assets to its fair value.  We estimate the fair value of the long-lived assets based on discounted cash flow models.

We recorded impairment charges of $0.2 million in continuing operations for the year ended December 31, 2013 primarily related to the impairment of certain software that we no longer plan to use.

We recorded impairment charges of $0.2 million in continuing operations for the year ended December 31, 2012. The continued decline in our Hooper Holmes Services revenue triggered us to perform an impairment evaluation in the fourth quarter of 2012 of the related long-lived assets, specifically within this segment, the APS and tele-underwriting assets. The evaluation resulted in the determination that the carrying values of the above described long-lived assets exceeded their projected undiscounted net cash flows. With the assistance of an independent valuation firm, we calculated the fair values of these long-lived assets. The fair values were determined based on discounted cash flows and indicated that an impairment existed for each of these long-lived assets. We also recorded impairment charges of $4.9 million in discontinued operations in 2012.

Segment Presentation

Following the sale of the Portamedic service line, we reassessed our segment reporting to align with the information that the chief operating decision maker regularly reviews since the sale of Portamedic. Beginning in the fourth quarter of 2013, we report financial results in three segments: Health and Wellness, Heritage Labs and Hooper Holmes Services. Financial statement amounts have been recast to reflect the new segment determination for all periods presented in this Report, including revenues and costs previously reported as a part of discontinued Portamedic operations which have been reclassified to Hooper Holmes Services to conform to current period presentation. The determination of segment assets involves a degree of management judgment and estimates as we have not historically prepared balance sheets by segment.

Discontinued Operations Presentation

On September 30, 2013, we completed the sale of certain assets comprising our Portamedic service line. The Portamedic service line is accounted for as a discontinued operation in this Report. Accordingly, the assets and liabilities of Portamedic that were sold have been reclassified and are reported as assets and liabilities held for sale on the December 31, 2012 consolidated balance sheet. The operating results of Portamedic are segregated and reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented. The allocation of revenue and expenses between current operations and discontinued operations involves management judgments and estimates. Certain costs presented within continuing operations in the financial statements, notably selling, general and administrative costs, may not be indicative of costs going forward because those costs have historically been shared among service lines and the continuing operations have been and are being restructured. There is no guarantee that costs allocated to Portamedic and included in discontinued operations will be eliminated in future periods.

Approximately $2.0 million of the Purchase Price was held back by the acquirer as security for our obligations under the Asset Purchase Agreement and certain other agreements between us and the acquirer. The Holdback Amount includes two components. In the third quarter of 2013, we recorded receivables of $1.0 million in other current assets and $1.0 million in other long term assets related to the Holdback Amount, totaling $2.0 million. We collected $0.8 million during 2014 related to the first Holdback Amount. As of December 31, 2013, we have recorded the receivable at the amount we believe we will collect based on management judgment and estimates. The first Holdback Amount has not yet been finalized as of the date of this Report. There cannot be any assurance that the remaining Holdback Amounts will be collected by us. We anticipate finalization and collection on the second holdback amount in the second quarter of 2015.

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

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 9 to the consolidated financial statements included in this Report.  Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations.  Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings.  As of December 31, 2013 there were no borrowings outstanding.

As of December 31, 2013, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 8	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets – December 31, 2013 and 2012	40
Consolidated Statements of Operations – Years ended December 31, 2013, 2012 and 2011	41
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2013, 2012 and 2011	42
Consolidated Statements of Cash Flows – Years ended December 31, 2013, 2012 and 2011	43
Notes to Consolidated Financial Statements	44-58
Quarterly Financial Data (Unaudited)	59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hooper Holmes, Inc.:

We have audited the accompanying consolidated balance sheets of Hooper Holmes, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013.  In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, Schedule II – Valuation and Qualifying Accounts.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hooper Holmes, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Short Hills, New Jersey

March 31, 2014

Hooper Holmes, Inc.
Consolidated Balance Sheets
 (In thousands, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$3,970	$8,319
Accounts receivable, net of allowance for doubtful accounts of $153 and $662 at December 31, 2013 and 2012, respectively	8,398	17,018
Inventories	1,376	1,290
Other current assets	1,597	374
Assets held for sale	714	3,646
Total current assets	16,055	30,647
Property, plant and equipment, net	3,761	5,634
Other assets	1,830	137
Total assets	$21,646	$36,418
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,440	$6,783
Accrued expenses	4,036	4,439
Liabilities held for sale	—	220
Total current liabilities	7,476	11,442
Other long-term liabilities	870	1,115
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, par value $.04 per share; Authorized 240,000,000 shares; Issued: 70,382,544 shares and 69,844,782 shares at December 31, 2013 and 2012, respectively. Outstanding: 70,373,149 shares and 69,835,387 shares at December 31, 2013 and 2012, respectively	2,815	2,794
Additional paid-in capital	150,235	149,542
Accumulated deficit	(139,679)	(128,404)
	13,371	23,932
Less: Treasury stock, at cost; 9,395 shares as of December 31, 2013 and 2012	(71)	(71)
Total stockholders' equity	13,300	23,861
Total liabilities and stockholders' equity	$21,646	$36,418
See accompanying notes to consolidated financial statements.

      Hooper Holmes Inc.
Consolidated Statements of Operations
 (In thousands, except share and per share data)

	Years ended December 31,
	2013	2012	2011
Revenues	$49,160	$50,977	$51,082
Cost of operations	37,618	37,678	37,526
Gross profit	11,542	13,299	13,556
Selling, general and administrative expenses	20,273	19,543	21,293
Impairment	212	227	—
Restructuring charges	813	566	34
Operating loss from continuing operations	(9,756)	(7,037)	(7,771)
Other (expense) income:
Interest expense	(86)	(10)	(18)
Interest income	5	26	62
Other (expense) income, net	(399)	(33)	(39)
	(480)	(17)	5
Loss from continuing operations before income taxes	(10,236)	(7,054)	(7,766)
Income tax expense	19	23	36
Loss from continuing operations	(10,255)	(7,077)	(7,802)
Discontinued operations:
(Loss) income from discontinued operations, net of tax	(4,450)	(10,586)	4,216
Gain on sale of Portamedic and subsidiary	3,430	65	62
Net loss	$(11,275)	$(17,598)	$(3,524)
Basic and diluted (loss) earnings per share:
Continuing operations
Basic	$(0.15)	$(0.10)	$(0.11)
Diluted	$(0.15)	$(0.10)	$(0.11)
Discontinued operations
Basic	$(0.01)	$(0.15)	$0.06
Diluted	$(0.01)	$(0.15)	$0.06
Net loss
Basic	$(0.16)	$(0.25)	$(0.05)
Diluted	$(0.16)	$(0.25)	$(0.05)
Weighted average number of shares:
Basic	69,965,814	69,743,897	69,628,135
Diluted	69,965,814	69,743,897	69,628,135

See accompanying notes to consolidated financial statements.

 Hooper Holmes, Inc.
Consolidated Statements of Stockholders’ Equity
 (In thousands, except share data)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Total
Balance, December 31, 2010	69,598,982	$2,784	$148,195	$(107,282)	(9,395)	$(71)	$43,626
Net loss				(3,524)			(3,524)
Share-based compensation	80,000	3	644				647
Balance, December 31, 2011	69,678,982	2,787	148,839	(110,806)	(9,395)	(71)	40,749
Net loss				(17,598)			(17,598)
Share-based compensation	165,800	7	703				710
Balance, December 31, 2012	69,844,782	2,794	149,542	(128,404)	(9,395)	(71)	23,861
Net loss				(11,275)			(11,275)
Exercise of share-based awards	182,930	7	64				71
Share-based compensation	354,832	14	629				643
Balance, December 31, 2013	70,382,544	$2,815	$150,235	$(139,679)	(9,395)	(71)	$13,300

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc.
Consolidated Statements of Cash Flows
 (In thousands)

	Years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(11,275)	$(17,598)	$(3,524)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale of Portamedic and subsidiary	(3,430)	(65)	62
Depreciation and amortization	2,200	4,191	3,674
Amortization of deferred financing fees	298	136	138
Provision for bad debt expense	(380)	207	107
Share-based compensation expense	643	710	647
Impairment of long-lived assets and gain/loss on disposal of fixed assets	416	5,310	240
Change in assets and liabilities:
Accounts receivable	9,000	1,161	991
Inventories	(62)	(5)	(73)
Other assets	(184)	1,334	(438)
Accounts payable, accrued expenses and other long-term liabilities	(4,255)	442	(1,038)
Net cash (used in) provided by operating activities	(7,029)	(4,177)	786
Cash flows from investing activities:
Cost paid to sell Portamedic	(781)	—	—
Capital expenditures	(1,550)	(4,103)	(4,821)
Proceeds from the sale of Portamedic	6,053	—	—
Proceeds from sale of fixed assets	—	51	—
Net cash provided by (used in) investing activities	3,722	(4,052)	(4,821)
Cash flows from financing activities:
Issuance of debt	50,827	—	—
Principal payments on debt	(50,827)	—	—
Debt financing fees	(999)	(101)	(101)
Proceeds related to the exercise of stock options	71	—	—
Reduction in capital lease obligation	(114)	(268)	(338)
Net cash used in financing activities	(1,042)	(369)	(439)
Net decrease in cash and cash equivalents	(4,349)	(8,598)	(4,474)
Cash and cash equivalents at beginning of year	8,319	16,917	21,391
Cash and cash equivalents at end of year	$3,970	$8,319	$16,917

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$153	$154	$308
Fixed assets acquired by capital leases	$—	$64	$354
Proceeds from sale of Portamedic not received, net of costs not paid	$1,525	$—	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$62	$50	$121
See accompanying notes to consolidated financial statements

HOOPER HOLMES, INC.
Notes to Consolidated Financial Statements
 (amounts in thousands, except share and per share data, unless otherwise noted)

Note 1 — Summary of Significant Accounting Policies

(a)	Description of the Business

Hooper Holmes, Inc. and its subsidiaries (“Hooper Holmes” or the "Company”) mobilize a national network of health professionals to provide on-site health screenings, laboratory testing, risk assessment and sample collection services to wellness and disease management companies, insurance companies, employers, government organizations and academic institutions. The Company also conducts laboratory testing, assembles collection kits, conducts telephone interviews of life insurance applicants, compiles health histories, collects medical records and provides underwriting services to help life insurance companies evaluate underwriting risks.

On September 30, 2013, the Company completed the sale of certain assets comprising its Portamedic service line. The Portamedic service line is accounted for as a discontinued operation in this Report. Accordingly, the assets and liabilities of Portamedic that were sold have been reclassified and are reported as assets and liabilities held for sale on the December 31, 2012 consolidated balance sheet. The operating results of Portamedic are segregated and reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented. For further discussion on Discontinued Operations, refer to Notes 2 and 5.

Following the sale of the Portamedic service line, the Company reassessed its segment reporting. Beginning in the fourth quarter of 2013, the Company has reported its financial results in three segments: Health and Wellness, Heritage Labs and Hooper Holmes Services. Previously reported financial statement amounts have been reclassified to reflect the new segment determination for all periods presented in this Report. For further discussion on Segments, refer to Note 15.

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

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for (i) estimated losses resulting from the inability of our customers to make required payments and (ii) estimated amounts that customers may deduct from their remittances to the Company for billed items not in compliance with customer specifications. Allowances for uncollectible accounts are estimated based on the Company's periodic review of accounts receivable historical losses, current receivables aging and existing industry and economic data. Account balances are charged off to the allowance after all means of collections have been exhausted and potential for recovery is considered remote.  Customer billing adjustments are recorded against revenue whereas adjustments for bad debts are recorded within selling, general and administrative expenses.  Accounts receivable are net of an allowance for doubtful accounts and pricing adjustments totaling $0.2 million and $0.7 million as of December 31, 2013 and 2012, respectively.  The Company does not have any off-balance sheet credit exposure related to its customers.

(e)	Inventories

Inventories, which consist of finished goods and component inventory, are stated at the lower of average cost or market. Included in inventories at December 31, 2013 and 2012 are $0.4 million and $0.4 million, respectively, of finished goods and $1.0 million and $0.9 million, respectively, of components.

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

Long-lived assets, including intangible assets with determinable useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and is charged to earnings.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.  Intangible assets with determinable useful lives are amortized on a straight line basis over their respective estimated useful lives and were fully amortized as of December 31, 2012. Amortization expense from continuing operations of $0.2 million and $0.2 million was recorded for the years ended December 31, 2012 and 2011, respectively.

(h)	Deferred Rent

The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the term of the lease.

(i)	Advertising

Costs related to space in publications are expensed as incurred. Advertising expense included in continuing operations was approximately $0.1 million, $0.2 million and $0.2 million in 2013, 2012 and 2011, respectively.

(j)	Revenue Recognition

Revenue is recognized for Health and Wellness services when the wellness screening is completed and the results are delivered to customers. Revenues generated from medical record collection, laboratory testing, fingerstick test kits and other services are recognized when the related service is completed and the results are delivered to our customers. Revenue for kit assembly in Heritage Labs is recorded upon shipment to the customers. In all cases, there must be evidence of an agreement with the customer, the sales price must be fixed or determinable, delivery of services must occur and the ability to collect must be reasonably assured.

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

Basic (loss) earnings per share equals net (loss) income divided by the weighted average common shares outstanding during the period.  Diluted (loss) earnings per share equals net (loss) income divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. The computation of basic and diluted (loss) earnings per share for the three years ended December 31, 2013 is included in the table below. The calculation of (loss) earnings per common share on a basic and diluted basis was the same as there was no impact of dilutive common stock equivalents for all periods presented.

	For the Years Ended December 31,
	2013	2012	2011
(Loss) earnings - basic and diluted:
Loss from continuing operations	$(10,255)	$(7,077)	$(7,802)
(Loss) income from discontinued operations	(1,020)	(10,521)	4,278
Net loss	$(11,275)	$(17,598)	$(3,524)

Weighted average shares outstanding:
Weighted average shares outstanding - basic	69,965,814	69,743,897	69,628,135
Effect of dilutive common stock options
and restricted stock	—	—	—
Weighted average shares outstanding - diluted	69,965,814	69,743,897	69,628,135

Basic and diluted (loss) earnings per share:
Continuing operations	$(0.15)	$(0.10)	$(0.11)
Discontinued Operations	$(0.01)	$(0.15)	$0.06
Net loss	$(0.16)	$(0.25)	$(0.05)

 Outstanding options to purchase approximately 3,455,000, 5,171,000 and 4,028,000 shares of the Company's common stock were excluded from the calculation of diluted (loss) earnings per share for the years ended December 31, 2013, 2012 and 2011, respectively, because their exercise prices exceeded the average market price of the Company's common stock for such periods and therefore were antidilutive.

(n)	Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events.  These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses.  Such estimates include the valuation of accounts receivable as well as the Holdback Amount, property, plant and equipment, deferred tax assets and the assessment of contingencies, among others.  These estimates and assumptions are based on the Company’s best estimates and judgment.  The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which the Company believes to be reasonable under the circumstances.  The Company adjusts such estimates and assumptions when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in those estimates will be reflected in the consolidated financial statements in future periods.

(o)	Concentration of Credit Risk

The Company’s accounts receivable are due primarily from healthcare and insurance companies.  As of December 31, 2013, there were three customer balances that each accounted for more than 10% of the total consolidated accounts receivable. The accounts receivable balance for these three customers represented approximately 42% of total consolidated accounts receivable as of December 31, 2013. For the year ended December 31, 2013, there was one customer in the Health and Wellness segment that exceeded 10% of revenue from continuing operations. For the year ended December 31, 2012, there were two customers in the Health and Wellness segment that exceeded 10% of revenue from continuing operations. For the year ended December 31, 2011, no one customer accounted for more than 10% of the revenue from continuing operations. As of December 31, 2012, no one customer accounted for more than 10% of the total consolidated accounts receivable.

Note 2 - Liquidity

The Company’s primary sources of liquidity are cash and cash equivalents and the 2013 Loan and Security Agreement. At December 31, 2013, the Company had $4.0 million cash and cash equivalents, $8.6 million of working capital and no outstanding debt.

For the three years ended December 31, 2013, 2012 and 2011, the Company incurred losses from continuing operations of $10.3 million, $7.1 million and $7.8 million, respectively. Restructuring charges of continuing operations were $0.8 million, $0.6 million and $0.03 million, respectively, for the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s net cash used in operating activities for the year ended December 31, 2013 was $7.0 million, and includes offsetting positive cash flow impacts of changes in accounts receivable, accounts payable and accrued expenses most of which were related to the Portamedic service line that were retained subsequent to the sale of Portamedic. The Company believes that a significant portion of the net cash flow inflows provided by changes in working capital during the fourth quarter of 2013 is a result of the run off of the Portamedic working capital. The Company has managed its liquidity through the sale of Portamedic and a series of cost reduction and accounts receivable collection initiatives.

Holdback Related to the Sale of Portamedic

On September 30, 2013, the Company completed the sale of Portamedic. Approximately $2.0 million (“Holdback Amount”) of the purchase price was held back by the acquirer as security for the Company’s obligations under the agreements between the Company and the acquirer. (Refer to Note 5). The Holdback Amount includes two components of $1.0 million each. Subsequent to December 31, 2013, the Company received $0.8 million of the first Holdback Amount but the final amount to be collected has not yet been finalized as of the date of this Report. As of December 31, 2013, the Company has recorded the receivable at the amount it believes will be collected. There cannot be any assurance that the remaining Holdback Amounts will be collected by the Company. The Company anticipates finalization and collection on the second Holdback Amount in the second quarter of 2015.

2013 Loan and Security Agreement

In the first quarter of 2013, the Company entered into a three year 2013 Loan and Security Agreement, as amended on March 28, 2013 by the First Amendment, (collectively, the “2013 Loan and Security Agreement”), with Keltic Financial Partners II, LP (“Keltic Financial”) (see Note 9). Borrowings under the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The amount available for borrowing may be less than the $10 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  The Company has an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables (as defined in the 2013 Loan and Security Agreement) up to $10 million under this facility.   Eligible Receivables do not include Heritage Labs receivables, certain Hooper Holmes Services receivables, and other receivables deemed ineligible by the lender. Eligible Receivables include only billed receivables and concentration limits such that borrowing capacity may be affected by the Company's billing and revenue cycles. As of December 31, 2013, the lender applied a discretionary reserve of $1.5 million. Available borrowing capacity, net of this discretionary reserve was $2.0 million based on Eligible Receivables as of December 31, 2013. As of December 31, 2013, there were no borrowings outstanding under the 2013 Loan and Security Agreement.

The sale of the discontinued Portamedic operations, which accounted for approximately 60-75% of Eligible Receivables prior to the sale date of September 30, 2013, resulted in a decrease in the Company's borrowing capacity. As such, the Company worked with Keltic Financial to reduce the reserve on eligible borrowings of $1.5 million to $0.5 million effective February 21, 2014.

The Company is also working with Keltic Financial to modify the financial covenants of the 2013 Loan and Security Agreement in an effort to be more in-line with the Company's operations and strategy going forward. If the Company is not able to successfully execute favorable amendments to the existing credit facility, the Company's borrowing capacity may be limited.

The 2013 Loan and Security Agreement contains various covenants, including financial covenants which required the Company to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation and amortization) beginning with the twelve months ending June 30, 2014 as the first measurement date. The lender recently waived the minimum EBITDA covenants for the 2014 fiscal period. The Company continues to have limitations on the maximum amount of unfunded capital expenditures for each fiscal year.

Restructuring Initiatives

Certain costs presented in the financial statements, notably selling, general and administrative costs, may not be indicative of costs going forward because those costs have historically been shared among all service lines. For the year ended December 31, 2013, $10.0 million of such selling, general and administrative costs were allocated to discontinued operations. While the Company is attempting to reduce these costs for its continuing operations, there is no guarantee that costs allocated to discontinued operations will be eliminated or reduced in future periods.

Since the Company historically has not tracked accounts receivable, accounts payable and other accounts by service line, its service lines had customers and suppliers in common, and its continuing and discontinued operations shared certain selling, general and administrative services, the Company does not have reliable information for the historical impact of the discontinued Portamedic operations on the Company’s cash flows. However, the Company feels that without the discontinued Portamedic operations and with selling, general and administrative cost reductions, cash flow from operations will improve.

While the corporate headquarters are located in Basking Ridge, New Jersey as of December 31, 2013, the Company began relocating the headquarters to Olathe, Kansas, where the Health and Wellness facilities are located, in the fourth quarter of 2013. This relocation has been substantially completed in the first quarter of 2014. The Company also listed its Basking Ridge real estate for sale during the fourth quarter of 2013. Establishing a new team and transitioning functions to Kansas will take months and transition costs may be higher than expected. In addition, the sale of the Basking Ridge real estate may not occur when expected or for the amount expected, although the sale would provide additional liquidity not factored into management's assessment of liquidity. The Company has received purchase offers on the real estate, but has not reached an agreement with a potential buyer. Keltic Financial has consented to the sale of the real estate.

Other Considerations

The Company's Heritage Labs segment shared some customers with the discontinued Portamedic operations. While not all Heritage Labs life insurance samples originated from Portamedic exams, the sale of the Portamedic service line may have an adverse impact on life insurance related lab testing and kit sale volumes.

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

If the Company is not able to realize the benefits from the consolidation in Kansas and control the costs of transition, reduce its selling, general and administrative costs as it seeks to streamline operations and improve efficiency, grow the Health and Wellness revenue and improve its gross profit through increased revenue and cost reduction initiatives, the Company may not have sufficient Eligible Receivables and the lender may increase reserves such that the Company may not be able to borrow under the 2013 Loan and Security Agreement. These and other factors could adversely affect liquidity and the Company's ability to generate cash flow in the future.

Based on the Company's anticipated level of future revenues and gross profit, collection of the first of the two Holdback Amounts, restructuring initiatives, and the Company's existing cash, cash equivalents, working capital and credit facility, the Company believes it has sufficient funds to meet its cash needs to fund operating expenses and capital expenditures for the twelve months following December 31, 2013.

Note 3 - Impairment of Long-lived Assets

The Company evaluates the recovery of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of assets may not be recoverable. During the year ended December 31, 2013, the Company recorded an impairment charge in continuing operations of $0.2 million, which is included in impairment in the accompanying consolidated statement of operations for the year ended December 31, 2013. The charge of $0.2 million for the year ended December 31, 2013 relates to the write-off software which is no longer expected to be utilized.

There were impairment charges of $0.2 million and $0.0 million, respectively, recorded in continuing operations for the years ended December 31, 2012 and 2011. Impairment charges in 2012 related to software associated with the Hooper Holmes Services segment.

Impairment in the consolidated statements of cash flows includes impairment of long-lived assets of discontinued operations of $0.2 million, $5.1 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. These impairment charges are included in (loss) income from discontinued operations in the consolidated statements of operations.

Note 4 — Share-Based Compensation

Employee Stock-Based Compensation Plan — On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, non-vested stock and performance shares. The 2008 Plan provides for the issuance of an aggregate of 5,000,000 shares. During the three years ended December 31, 2013 options for the purchase of 325,000, 900,000 and 905,000 shares, respectively, were granted under the 2008 Plan. Also under the Plan for the year ended December 31, 2013, 205,532 shares of restricted stock were granted, which vest immediately but cannot be sold for one year from date of grant, to the Company's Chief Executive Officer as settlement for a discretionary bonus of $0.1 million. As of December 31, 2013, approximately 2,936,850 shares remain available for grant under the 2008 Plan.

On May 24, 2011, the Company's shareholders approved the 2011 Omnibus Employee Incentive Plan (the "2011 Plan") providing for the grant of stock options and non-vested stock awards. On May 29, 2013, the Company's shareholders approved an amendment and restatement of the 2011 Plan which increases the number of shares of the Company's stock available for issuance from 1,500,000 shares to 3,500,000 (subject to adjustment as provided in the Amended and Restated Omnibus Plan). During the three years ended December 31, 2013, 2012 and 2011options for the purchase of 2,000,000, 1,225,000 and 75,000 shares, respectively, were granted under the 2011 Plan. As of December 31, 2013, the Company is authorized to grant share-based awards of approximately 1,375,250 shares under the 2011 Plan.

Prior to the 2008 Plan, the Company’s shareholders had approved stock option plans providing for the grant of options for up to 2,400,000 shares of common stock in 1997, 2,000,000 shares in 1999 and 3,000,000 shares in 2002.  Upon the adoption of the 2008 Plan, no further awards could be granted under these prior stock option plans.

Options under the 2008 and 2011 Plans are granted at fair value on the date of grant, are exercisable in accordance with a vesting schedule specified in the grant agreement, and have contractual lives of 10 years from the date of grant. Options to purchase 500,000 of the Company's stock granted to certain executives of the Company in December 2010 vested 50% on each of the first and second anniversaries of the grant. Options to purchase 325,000, 700,350 and 132,700 of the Company's stock granted to certain executives of the Company in September 2013, July 2012 and July 2011, respectively, vest one-third on each of the first, second and third anniversaries of the grant. Options to purchase 2,000,000 shares of the Company's stock granted to the Chief Executive Officer of the Company in September 2013, vest 25% upon receipt of the grant and 25% on the first, second, and third anniversaries of the grant. All other options granted by the Company vest 25% on each of the second through fifth anniversaries of the grant.

The fair value of each stock option granted during the year was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2013	2012	2011
Expected life (years)	5.4	5.5	5.5
Expected volatility	89.6%	92.4%	92.6%
Expected dividend yield	—	—	—
Risk-free interest rate	1.5%	0.7%	1.6%
Weighted average fair value of options granted during the year	$0.34	$0.47	$0.69

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

The following table summarizes stock option activity for the year ended December 31, 2013:

			Weighted
		Weighted Average	Average Remaining	Aggregate Intrinsic
	Number of Shares	Exercise Price Per Share	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2012	6,429,250	$1.28
Granted	2,325,000	$0.47
Exercised	(182,930)	0.39
Expired	(2,514,070)	$1.96
Forfeited	(1,906,700)	$0.54
Outstanding at December 31, 2013	4,150,550	$0.75	8.3	$2
Exercisable at December 31, 2013	1,907,350	$1.04	6.8	$2

The aggregate intrinsic value disclosed in the table above represents the difference between the Company’s closing stock price on the last trading day of 2013 (December 31, 2013) and the exercise price, multiplied by the number of in-the-money stock options for each category.

For the year ended December 31, 2013, 173,050 and 9,880 stock options valued with a weighted average exercise price of $0.38 and $0.65 were exercised under the 2008 Plan and 2011 Plan, respectively. No stock options were exercised during the years ended December 31, 2012 and 2011.

Options for the purchase of 1,498,850, 1,176,150 and 1,110,625 shares of common stock vested during the years ended December 31, 2013, 2012 and 2011, respectively, and the aggregate fair value at grant date of these options was $0.7 million, $0.7 million and $0.8 million, respectively. As of December 31, 2013, there was approximately $0.6 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted average period of 2.5 years.  Shares issued upon stock option exercises may be made available from authorized but unissued common stock or from treasury shares.

In July 2009, an aggregate of 500,000 shares of non-vested stock were granted under the 2008 Plan. The fair value of these non-vested stock awards was based on the grant date fair value and amounted to $0.45 per share. The shares vest as follows:  25% after two years and 25% on each of the next three anniversary dates thereafter. As of December 31, 2013, an aggregate of 343,750 shares of such non-vested stock were forfeited and 150,000 shares were vested.  In July 2011, an aggregate of 305,000 shares of non-vested stock were granted under the 2008 Plan. The fair value of these non-vested stock awards was based on the grant date fair value and amounted to $1.06 per share. As of December 31, 2013 an aggregate of 141,400 shares of such non-vested stock were forfeited and 155,100 vested. The shares vest as follows: 33% on each of the first and second anniversary dates and 34% on the third anniversary. As of December 31, 2013, there was approximately $0.01 million of total unrecognized compensation cost related to non-vested stock awards. The cost is expected to be recognized over 0.6 years.

The Company’s initial accruals for share-based compensation expense are based on the estimated number of instruments for which the requisite service is expected to be rendered.  Therefore, the Company is required to incorporate the probability of pre-vesting forfeitures in determining the number of options and restricted stock that are estimated to vest. The forfeiture rate is based on historical forfeiture experience.  The Company monitors employee termination patterns to estimate forfeiture rates.

Employee Stock Purchase Plan — The Company’s 2004 Employee Stock Purchase Plan (the "2004 Plan”) provides for the granting of purchase rights for up to 2,000,000 shares of Company stock to eligible employees of the Company. The 2004 Plan provides employees with the opportunity to purchase shares on the date 13 months from the grant date (“the purchase date”) at a purchase price equal to 95% of the closing price of the Company’s common stock on the NYSE MKT on the grant date. During the period between the grant date and the purchase date, up to 10% of a participating employee's compensation, not to exceed $0.025 million, is withheld to fund the purchase of shares. Employees can cancel their purchases at any time during the period without penalty. In February 2011, purchase rights for approximately 279,800 shares were granted with an aggregate fair value of $0.05 million, based on the Black-Scholes pricing model.  The February 2011 offering concluded in March 2012 and, in accordance with the 2004 Plan's automatic termination provision, no shares were issued. In February 2012, under the 2004 Plan, purchase rights for approximately 273,000 shares were granted with an aggregate fair value of $0.05 million, based on the Black Scholes option pricing model. The February 2012 offering period concluded in March 2013 and, in accordance with the 2004 Plan's automatic termination provision, no shares were issued. In February 2013, under the 2004 Plan, purchase rights for approximately 233,000 shares were granted with an aggregate fair value of $0.03 million, based on the Black-Scholes option pricing model. The February 2013 offering period will conclude in March 2014. On May 29, 2013, the Company's shareholders approved an amendment and restatement of the Employee Stock Purchase Plan (2004), to be effective January 1, 2014 (as amended and restated the "2014 Plan"). The aggregate number of shares of the Company's common stock available for purchase under the 2014 Plan is 2,000,000. Unless terminated earlier by the Board of Directors, the 2014 Plan will terminate December 31, 2024.

Other Stock Awards — On May 30, 2007, the Company’s shareholders approved the Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company’s stock to the Company's non-employee directors.  The total number of shares that may be awarded under the 2007 Plan is 600,000.  As of December 31, 2013, the Company is authorized to grant restricted stock awards of approximately 360,000 shares under the 2007 Plan.  Effective June 1, 2007, each non-employee member of the Board other than the non-executive chair receives 5,000 shares annually and the non-executive chair receives 10,000 shares annually of the Company’s stock with such shares vesting immediately upon issuance.  The Company believes that the shares awarded under the 2007 Plan are “restricted securities” as defined in SEC Rule 144 under the Securities Act of 1933, as amended.  The Company filed a Registration Statement on Form S-8 with respect to the 2007 Plan on April 16, 2008.  The directors who receive shares under the 2007 Plan are “affiliates” as defined in Rule 144 of the Securities Act of 1933, as amended, and thus remain subject to the applicable provisions of Rule 144.  In addition, the terms of the awards (whether or not restricted) specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board or, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member.  For the years ended December 31, 2013, 2012 and 2011, shares awarded under the 2007 Plan totaled 30,000, 30,000 and 30,000, respectively.  The fair value of these stock awards was based on the grant date market value and totaled $0.02 million, $0.02 million and $0.02 million, respectively.

The Company recorded $0.9 million, $0.7 million and $0.6 million of share-based compensation expense in selling, general and administrative expenses for each of the years ended December 31, 2013, 2012 and 2011, respectively, related to stock options, non-vested stock, restricted stock awards and the 2004 Plan, of which $0.8 million, $0.7 million and $0.6 million related to continuing operations for the years ended December 31, 2013, 2012 and 2011, respectively.  In connection with the resignation of former executive officers, the Company reversed previously recorded share-based compensation expense totaling $0.2 million during the year ended December 31, 2013.  The reversals were recorded in restructuring charges (See Note 6). There were no reversals during 2012 or 2011.

Note 5 — Discontinued Operations

On September 30, 2013, the Company completed the sale of certain assets comprising the Portamedic service line to Piston Acquisition, Inc., a subsidiary of American Para Professional Systems, Inc., (“Piston”). Pursuant to the terms of the Asset Purchase Agreement, the Company sold assets associated with the Portamedic service line to Piston, including, among other things, fixed assets, inventory and intellectual property, and Piston assumed certain specified liabilities. The adjusted purchase price (the "Purchase Price") was approximately $8.1 million in cash, adjusted from $8.4 million at announcement due to changes in working capital. Approximately $2.0 million of the Purchase Price was held back (the "Holdback Amount") by Piston as security for the obligations under the Asset Purchase Agreement and certain other agreements between the Company and Piston.

The Holdback Amount includes two components. The first holdback is $1.0 million, subject to adjustments, and will be released in total as follows: within three business days after the date on which final closing adjustments for inventory and other current assets are determined and paid (the “Closeout Date”). The remaining $1.0 million of the Holdback Amount, less any deductions or adjustments with respect to fixed assets, indemnification claims and any amounts in respect of any indemnification claims then in dispute, will be paid on the first anniversary of the Closeout Date. In the third quarter of 2013, the Company recorded receivables of $1.0 million in other current assets and $1.0 million in other long-term assets related to the Holdback Amount, totaling $2.0 million. As of December 31, 2013, the Company has recorded the receivable at the amount it believes will be collected. Subsequent to December 31, 2013, the Company received $0.8 million of the first Holdback Amount but the final amount to be collected has not yet been finalized as of the date of this Report. There cannot be any assurance that the remaining the Holdback Amounts will be collected by the Company. The Company anticipates finalization and collection on the second Holdback Amount in the second quarter of 2015.

The Company decided to sell its under-performing Portamedic service line and shift its focus towards the growth of its remaining health care segments. In connection with the sale, the Company received $6.1 million of cash proceeds in connection with the sale and incurred $1.0 million of financial advisory, legal and accounting fees during the year ended December 31, 2013, of which $0.8 million was paid during the year ended December 31, 2013.

The following summarizes the operating results of Portamedic and the gain on sale of Portamedic which are reported in discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Revenue	$66,467	$100,400	$111,417
(Loss) income from discontinued operations	$(4,450)	$(10,586)	$4,216
Gain on sale of Portamedic	$3,355	$—	$—

Income taxes relating to the operations of Portamedic were less than $0.1 million for each period presented and there were no income taxes on the gain on the sale due to the availability of net operating loss carry forwards with full valuation allowance.

The assets and liabilities of the discontinued Portamedic operations are presented separately under the captions “Assets held for sale” and “Liabilities held for sale,” respectively, in the accompanying consolidated balance sheet as of December 31, 2012 and consist of the following:

(in thousands)	December 31, 2012
Assets held for sale:
Inventories	$941
Other current assets	400
Property, plant and equipment, net	2,080
Other assets	225
Total assets	$3,646

Liabilities held for sale:
Deferred rent	104
Capital leases	116
Total liabilities	$220

In connection with the 2008 sale of the Claims Evaluation Division ("CED"), the Company was released as the primary obligor for certain lease obligations acquired but remains secondarily liable in the event the buyer defaults through the lease term which expires in July 2015. At December 31, 2013, the Company maintained a liability of $0.05 million for this lease obligation, which has a maximum exposure of $0.2 million. During the years ended December 31, 2013, 2012 and 2011, the Company reduced liabilities related to CED by $0.08 million, $0.07 million and $0.06 million, respectively. The corresponding gains are reported in the accompanying consolidated statement of operations in discontinued operations for the years ended December 31, 2013, 2012 and 2011.

Note 6 — Restructuring Charges

Following is a summary of the restructuring charges for the year ended December 31, 2013

	As of			As of
(In millions)	December 31, 2012	Charges	Payments	December 31, 2013
Severance	$—	$1.3	$(0.8)	$0.5
Lease closure obligation	0.7	0.6	(0.9)	0.4
Total	$0.7	$1.9	$(1.7)	$0.9

Restructuring Charges

During the year ended December 31, 2013, the Company recorded restructuring charges of $1.9 million, of which $0.8 million was recorded in continuing operations and $1.1 million was recorded in discontinued operations. Restructuring charges in continuing operations consist of severance related to the resignation of former executives and other employee severance. Restructuring charges in discontinued operations include lease closure costs as well as severance.

During the year ended December 31, 2012, the Company recorded restructuring charges of $2.7 million, of which $0.6 million was recorded in continuing operations and $2.1 million was recorded in discontinued operations. Restructuring charges in continuing operations consist of employee severance. Restructuring charges in discontinued operations consist of $1.2 million related to branch closure costs and $0.9 million for severance. The restructuring charges in 2012 related to the deployment of a new service delivery model for the discontinued Portamedic operations.

During the year ended December 31, 2011, the Company recorded restructuring charges of $0.3 million. Restructuring charges of $0.03 million and $0.27 million were recorded in continuing operations and discontinued operations, respectively, and related to severance and branch closure costs.

Restructuring Accrual

At December 31, 2013, there was a total of $0.9 million of accrued restructuring charges recorded in the Company's consolidated balance sheet. There was $0.87 million recorded in accrued expenses and $0.08 million recorded in other long-term liabilities, related to long-term branch closure costs, as of December 31, 2013.

Note 7 — Property, Plant and Equipment

Property, plant and equipment, at cost, consists of the following:

			Estimated
	December 31,		Useful Life
	2013	2012	In Years
Land and improvements	$—	$639
Building and leasehold improvements	1,864	6,935	3 – 45
Furniture, fixtures and equipment	9,542	9,650	2 – 10
Software	4,612	3,605	1 – 7
	16,018	20,829
Less accumulated depreciation and amortization	12,257	15,195
Total	$3,761	$5,634

During the years ended December 31, 2013, 2012 and 2011, the Company determined that the carrying values of certain long-lived assets were impaired (see Note 3).

As of December 31, 2013, the Basking Ridge, NJ real estate was classified as assets held for sale. The Board authorized the sale of the real estate during the fourth quarter of 2013, and the Company received approval from Keltic Financial to sell the property. As a result, the land and building owned in Basking Ridge, NJ of $0.7 million are recorded as assets held for sale at December 31, 2013.

Note 8 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2013	2012
Accrued wages	$332	$1,292
Reserve for unclaimed property	910	752
Restructure reserves	870	444
Other accrued expenses	1,924	1,951
	$4,036	$4,439

Note 9 — Loan and Security Agreements

In the first quarter of 2013, the Company entered into a three year 2013 Loan and Security Agreement, as amended on March 28, 2013 by the First Amendment, with Keltic Financial. Borrowings under the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The amount available for borrowing may be less than the $10 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  The Company has an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables up to $10 million under this facility.  Eligible Receivables do not include Heritage Labs receivables, certain Hooper Holmes Services receivables, and other receivables deemed ineligible by Keltic Financial. Eligible Receivables include only billed receivables such that borrowing capacity may be affected by the Company's billing cycles. As of December 31, 2013, the lender applied a discretionary reserve of $1.5 million. Available borrowing capacity, net of this discretionary reserve was $2.0 million based on Eligible Receivables as of December 31, 2013. As of December 31, 2013, there were no borrowings outstanding under the 2013 Loan and Security Agreement.

On March 28, 2013, the Company entered into the First Amendment to the 2013 Loan and Security Agreement. In addition to increases in the annual facility fee, monthly collateral management fee and early termination fees, there were revisions to collateral and the first measurement date of the EBITDA covenant was changed. In connection with the amendment, the Company paid fees of $0.2 million.

Interest on revolving credit loans is calculated based on the greatest of (i) the annualized prime rate plus 2.75%, (ii) the 90 day LIBOR rate plus 5.25%, and (iii) 6% per annum. The interest rate on the 2013 Loan and Security Agreement was 6.00% as of December 31, 2013. In connection with the 2013 Loan and Security Agreement, the Company incurred a commitment fee of $0.1 million and other debt issue costs totaling $0.9 million. The Company is also obligated to pay, on a monthly basis in arrears, an annual facility fee equal to 1% of the revolving credit limit of $10 million. During the year ended December 31, 2013, in connection with the 2013 Loan and Security Agreement, the Company incurred $0.1 million in facility fees.

The revolving credit loans are payable in full, together with all accrued interest and fees, on February 28, 2016. The 2013 Loan and Security Agreement provides for the prepayment of the entire outstanding balance of the revolving credit loans. The Company would be required to pay an early termination fee equal to 3% of the revolving credit limit if the termination occurs prior to February 28, 2015, and 2% if the termination occurs after February 28, 2015 but prior to February 28, 2016.

As security for payment and other obligations under the 2013 Loan and Security Agreement, the Company granted Keltic Financial a security interest in all of its, and its subsidiary guarantors, existing and after-acquired property, including receivables (which are subject to a lockbox account arrangement), inventory, equipment and the Basking Ridge, NJ real estate.  The aforementioned security interest is collectively referred to herein as the “collateral”.

Pursuant to the terms of the 2013 Loan and Security Agreement, Keltic Financial, at its sole discretion, may establish reserves with respect to (a) any event which in Keltic Financial's reasonable determination diminishes the value of any collateral or (b) any of the Company's contingent liabilities. A reserve may reduce the aggregate amount of indebtedness that may be incurred under the 2013 Loan and Security Agreement.

The 2013 Loan and Security Agreement contains covenants that, among other things, restricts the Company's ability, and that of its subsidiaries, to:

•	pay any dividends or distributions on, or redeem or retire any shares of any class of capital stock or other equity interests;

•	incur additional indebtedness or otherwise become liable for the indebtedness, except for transactions in the ordinary course of business;

•	permit a change of control of the board of directors and certain senior management positions of the Company without prior consent of Keltic Financial;

•	sell or otherwise dispose of any of the Company's assets, other than in the ordinary course of business;

•	create liens or encumbrances on the Company's assets; and

•	enter into transactions with any of its affiliates on other than an arm's-length or no less favorable basis.

Keltic Financial consented to the change in CEO and CFO that occurred during 2013 as well as the sale of Portamedic. There were no waiver or amendment fees paid or associated with these consents.

The 2013 Loan and Security Agreement contains various covenants, including financial covenants which required the Company to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation and amortization) beginning with the twelve months ending June 30, 2014 as the first measurement date. The lender recently waived the minimum EBITDA covenants for the 2014 fiscal period. The Company continues to have limitations on the maximum amount of unfunded capital expenditures for each fiscal year.

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

2009 Loan and Security Agreement

Prior to February 28, 2013, the Company maintained a loan and security agreement (the “2009 Loan and Security Agreement”) with TD Bank, N.A. (“TD Bank”), which was scheduled to expire on March 8, 2013. On February 28, 2013, in conjunction with entering into a new three year 2013 Loan and Security Agreement with Keltic Financial Partners II, LP, the Company terminated the 2009 Loan and Security Agreement with TD Bank. During the years ended December 31, 2012 and 2011, in connection with the TD Bank 2009 Loan and Security Agreement, the Company incurred unused line fees of $0.1 million and $0.1 million, respectively. In addition, the Company was required to pay annual loan fees of $0.1 million for both 2012 and 2011.

Note 10 — Commitments and Contingencies

The Company leases its new corporate headquarters, continuing laboratory facility and operations centers under operating leases which expire in various years through 2018. These leases generally contain renewal options and require the Company to pay all executory costs (such as property taxes, maintenance and insurance). The Company also leases copiers and other miscellaneous equipment. These leases expire in various years through 2017.

The Company is still the primary lessee under operating leases for 16 Portamedic branch offices, which are subleased by the acquirer of the former Portamedic business. The acquirer pays 100% of the rent and other executory costs for these 16 offices in the form of a contractual obligation for the remaining lease term. If the Company is unable to assign these leases to the acquirer of the former Portamedic business, the Company will let the leases expire with no intent of renewal.

In addition, the Company is still the primary lessee under 21 operating leases related to former Portamedic offices not utilized for continuing operations and as such related costs are recorded in the reporting for discontinued operations. The Company has recorded a branch closure obligation of $0.3 million as of December 31, 2013 related to these leases.

The table below presents future minimum lease payments for operating leases (with initial or remaining terms in excess of one year) as of December 31, 2013 and includes leases from both continuing and discontinued operations, as described above.

Year ending December 31,	Operating Leases
2014	$2,535
2015	1,806
2016	1,524
2017	1,378
2018	1,104
Thereafter	—
Total minimum lease payments	$8,347

Rental expense under operating leases of continuing operations totaled $0.7 million, $2.0 million and $1.9 million in 2013, 2012 and 2011, respectively. Rental expense in 2013 is net of sublease rental income from the acquirer of the former Portamedic operations of $0.2 million.

The Company has employment retention or change in control agreements with the executive officers of the Company for a one year period from the date a change in control occurs as further defined in the agreements.

In the past, some federal and state agencies have claimed that the Company improperly classified its health professionals as independent contractors for purposes of federal and state unemployment and/or worker's compensation tax laws and that the Company was therefore liable for taxes in arrears, or for penalties for failure to comply with their interpretation of the laws.  There are no assurances that the Company will not be subject to similar claims in the future.

Note 11 — Litigation

On April 23, 2012, a complaint was filed against the Company in U.S. District Court for the District of New Jersey on behalf of a purported class of employee examiners alleging, among other things, that the Company had failed to pay overtime compensation to certain employees as required by federal law. On May 24, 2012, a related complaint was filed against the Company in the same court alleging, among other things, that the Company similarly failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaints seek award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company believes the allegations in the cases are without merit, has filed answers in both cases denying the substantive allegations therein. By Consent Order filed March 11, 2013, the court approved a settlement of $0.05 million between the Company and the named plaintiffs in the employee case, and the case was dismissed with prejudice. Preliminary discovery and motion practice are being conducted in the contractor case. The claim is not covered by insurance, and the Company is incurring legal costs to defend the litigation. This matter relates to the former Portamedic service line for which the Company retained liability.

On July 30, 2013, a complaint was filed against the Company in the California Superior Court, San Bernadino County, on behalf of a putative class of employees alleging, among other things, that the Company failed to pay wages and other compensation as required by state law. The complaint seeks award of an unspecified amount of damages and penalties. The Company has denied all of the allegations in the case and believes them to be without merit. In January 2014, the Superior Court referred the parties to mediation and set a mediation completion date for August 30, 2014. The Superior Court also set a trial date of August 10, 2015. The claim is not covered by insurance, and as a result, the Company is incurring legal costs to defend the litigation.

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

Note 12 — Income Taxes

The components of the income tax provision are as follows:

	2013	2012	2011
Federal - current	$—	$—	$—
State and local - current	19	23	36
	$19	$23	$36

The following reconciles the “statutory” federal income tax rate to the effective income tax rate:

	2013	2012	2011
Computed "expected" income tax benefit	(35)%	(35)%	(35)%
Reduction (increase) in income tax benefit and increase (reduction) in income tax expense resulting from:
State tax, net of federal benefit	—	—	—
Change in federal valuation allowance	35	35	35
Other	—	—	—
Effective income tax rate	—%	—%	—%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Receivable allowance	$59	$259
Goodwill	4,238	6,459
Restructuring accrual	370	215
Impairment and accumulated depreciation	—	675
Intangible assets	845	1,309
Compensation expense	1,518	1,399
Federal net operating loss carryforward	48,990	40,773
State net operating loss carryforward	5,756	5,109
AMT credit carry forward	—	157
Accrued expenses	25	65
Deferred rent	131	177
Other	167	182
Gross deferred tax assets	$62,099	$56,779
Valuation allowance	(61,500)	(56,779)
	$599	$—
Deferred tax liabilities:
Impairment and accumulated depreciation	(599)	—
Gross deferred tax liabilities	(599)	—
Net deferred tax assets	$—	$—

The Company has significant deferred tax assets attributable to tax deductible intangibles and federal and state net operating loss carryforwards, which may reduce taxable income in future periods.  Based on the continued decline in revenues, the cumulative tax and operating losses, the lack of taxes in the carryback period, and the uncertainty surrounding the extent or timing of future taxable income, the Company does not believe it will realize the tax benefits of its deferred tax assets.  Accordingly, the Company continues to record a full valuation allowance on its net deferred tax assets as of December 31, 2013 and 2012.  During 2012, capital loss carryforwards of $2.0 million, which had a full valuation allowance, expired and were written off.

There was no federal tax expense recorded in the years ended December 31, 2013, 2012 and 2011. The income tax expense recorded for the years ended December 31, 2013 and 2012 reflects a state tax liability to one state. The income tax expense recorded in the year ended December 31, 2011 is primarily due to taxes on gross revenues related to two states, a liability, including interest, for amended tax returns for one of these states for the years 2006 through 2008 and the true-up of the 2010 tax provision for two states.

As of December 31, 2013, no amounts were recorded for uncertain tax positions or for the payment of interest or penalties. The Company is under examination by the IRS and expects to reach a conclusion with the IRS for tax year 2011 without a material effect. State income tax returns for the year 2009 and forward are subject to examination.

As of December 31, 2013, the Company had U.S. federal and state net operating loss carryforwards of approximately $140.0 million and $127.2 million, respectively.   The net operating loss carryforwards, if not utilized, will expire in the years 2014 through 2033.

Note 13 — Capital Stock

The 2013 Loan and Security Agreement prohibits the Company from repurchasing or retiring shares of its common stock and paying dividends (see Note 9). The Company did not repurchase any shares of its common stock in 2013, 2012 and 2011.

Note 14 — 401(k) Savings and Retirement Plan

The Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”) is available to all employees with at least one year of employment service, who have worked at least 1,000 hours in a service year and who are at least 21 years of age. There were no Company contributions related to the 401(k) Plan during the years ended December 31, 2013, 2012 and 2011. The Company’s common stock is not an investment option to employees participating in the 401(k) Plan.

Note 15 — Segments

Following the sale of the Portamedic service line, the Company reassessed its segment reporting to align with the information that the Company's chief operating decision maker regularly reviews since the sale of Portamedic. Beginning in the fourth quarter of 2013, the Company reports financial results in three segments: Health and Wellness (health risk assessments including biometric screenings), Heritage Labs (laboratory testing and kit assembly) and Hooper Holmes Services (health information services). Financial statement amounts have been recast to reflect the new segment determination for all periods presented in this Report, including revenues and costs previously reported as a part of discontinued Portamedic operations which have been reclassified to Hooper Holmes Services to conform to current period presentation. The determination of segment assets involves a degree of management judgment and estimates as the Company has not historically prepared balance sheets by service line. As of December 31, 2013, substantially all of the Company's services are provided within the United States, and substantially all of the Company's assets are located within the United States.

The table presented below provides disclosures by segment for the years ended December 31, 2013, 2012 and 2011. Intercompany revenue for the years ended December 31, 2013, 2012 and 2011 was $1.1 million, $2.1 million and $2.0 million, representing Heritage Lab revenue for kit sales to the discontinued Portamedic operations at arms' length sales prices. Heritage Lab also performs services to Health and Wellness. These services are recorded at Heritage Labs' cost directly within the Health and Wellness segment, and thus, no intercompany elimination is required.

2013	Health and Wellness	Heritage Labs	Hooper Holmes Services	Unallocated Corporate		Total
Revenues	$23,149	$11,390	$14,621	$—		$49,160
Depreciation and amortization expense	655	423	260	508		1,846
Operating income (loss)	5	619	(1,716)	(8,664)	(a)	(9,756)
Capital expenditures	347	56	—	122		525
Segment assets	6,937	4,094	1,994	8,621		21,646

a) Unallocated corporate includes selling, general and administrative costs that the Company has not allocated to its segments. The method of allocating selling, general and administrative costs to Health and Wellness, Heritage Labs and Hooper Holmes Services did not change subsequent to the sale of Portamedic. Allocations that would have been made to Portamedic in the fourth quarter of 2013 if it had still been owned by the Company were made using previously budgeted amounts, which resulted in higher unallocated amounts in corporate during the fourth quarter of 2013.

2012	Health and Wellness	Heritage Labs	Hooper Holmes Services	Unallocated Corporate		Total
Revenues	$21,349	$13,154	$16,474	$—		$50,977
Depreciation and amortization expense	563	620	371	813		2,367
Operating income (loss)	989	764	(2,475)	(6,315)	(a)	(7,037)
Capital expenditures	818	752	109	408		2,087
Segment assets	6,261	4,624	3,320	22,213		36,418

a) Unallocated corporate includes selling, general and administrative costs that the Company has not allocated to its segments.

2011	Health and Wellness	Heritage Labs	Hooper Holmes Services	Unallocated Corporate		Total
Revenues	$18,441	$13,664	$18,977	$—		$51,082
Depreciation and amortization expense	409	455	340	1,110		2,314
Operating income (loss)	1,992	596	(3,348)	(7,011)	(a)	(7,771)
Capital expenditures	788	254	413	500		1,955

a) Unallocated corporate includes selling, general and administrative costs that the Company has not allocated to its segments.

Quarterly Financial Data (Unaudited)
(dollars in thousands, except per share data)

	2013 Quarters
	First	Second	Third (b)	Fourth
Revenues	$12,359	$10,841	$10,993	$14,967
Gross profit	3,199	2,552	1,973	3,818
Loss from continuing operations	(2,027)	(3,177)	(3,564)	(1,487)
(Loss) income from discontinued operations	(533)	(1,825)	1,850	(512)
Net loss	(2,560)	(5,002)	(1,714)	(1,999)

Basic (loss) earnings per share (a)
Loss from continuing operations	$(0.03)	$(0.05)	$(0.05)	$(0.02)
(Loss) income from discontinued operations	(0.01)	(0.03)	0.03	(0.01)
Net loss	(0.04)	(0.07)	(0.02)	(0.03)

Diluted (loss) earnings per share (a)
Loss from continuing operations	$(0.03)	$(0.05)	$(0.05)	$(0.02)
(Loss) income from discontinued operations	(0.01)	(0.03)	0.03	(0.01)
Net loss	(0.04)	(0.07)	(0.02)	(0.03)

	2012 Quarters
	First	Second	Third (b)	Fourth
Revenues	$12,307	$11,180	$12,299	$15,191
Gross profit	3,316	2,754	3,282	3,947
Loss from continuing operations	(2,086)	(2,614)	(1,318)	(1,059)
Loss from discontinued operations	(1,052)	(2,916)	(875)	(5,678)
Net loss	(3,138)	(5,530)	(2,193)	(6,737)

Basic loss per share (a)
Loss from continuing operations	$(0.03)	$(0.04)	$(0.02)	$(0.02)
Loss from discontinued operations	(0.02)	(0.04)	(0.01)	(0.08)
Net loss	(0.05)	(0.08)	(0.03)	(0.10)

Diluted loss per share (a)
Loss from continuing operations	$(0.03)	$(0.04)	$(0.02)	$(0.02)
Loss from discontinued operations	(0.02)	(0.04)	(0.01)	(0.08)
Net loss	(0.05)	(0.08)	(0.03)	(0.10)

a) Due to rounding, the sum of the quarters may not equal the full year.

(b) Adjustments to correct immaterial errors have been made to amounts previously reported in the Company’s Form 10-Q for the quarterly period ended September 30, 2013 related to errors in allocation of amounts of cost of operations and selling, general and administrative expenses between continuing operations and discontinued operations and classification of other expenses. For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, these adjustments increased cost of operations and decreased gross profit by $0.3 million, $0.3 million, $0.8 million, and $0.9 million, increased (decreased) selling, general and administrative expenses by $0.03 million, $(0.07) million, $(0.03) million and $(0.2) million, decreased other expense, net by $0.05 million, $0.06 million, $0.2 million and $0.2 million, and increased loss from continuing operations by $0.3 million, $0.1 million, $0.6 million and $0.6 million. Income from discontinued operations increased $0.3 million for the three months ended September 30, 2013 and loss from discontinued operations decreased $0.1 million, $0.6 million and $0.6 million for the three months ended September 30, 2012 and the nine months ended September 30, 2013 and 2012, respectively.

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2013.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, the Company's disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting as described below. Notwithstanding the material weakness described below, management has concluded that the consolidated financial statements included in the Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented and that they may still be relied on.

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

As of December 31, 2013, management has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission (1992).  Based on this assessment, management concluded that as of` December 31, 2013 our internal controls over financial reporting were not effective because of the material weakness in internal control over financial reporting discussed below.

On September 30, 2013, the Company completed the sale of the Portamedic line of business. In connection with the sale, the Company had difficulty completing the accounting for such sale and the reclassification of the Portamedic business line as discontinued operations without having to avail itself of an extension of the reporting deadline for the Form 10-Q. In connection with these events, the Company has identified certain deficiencies in its internal control over financial reporting that it deemed to be a material weakness. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company determined that the turnover of personnel and the associated loss of institutional knowledge adversely affected management’s review of the accounting for non-routine, complex technical accounting matters to ensure proper application of generally accepted accounting principles in a timely manner, as well as its timely identification of certain transactions subject to reporting.

While the material weakness continues to exist, the Company has taken steps to address this weakness in internal control. The Company has hired consulting resources to assist with financial reporting and accounting tasks, has hired a new Controller and is in the processing of adding additional finance and accounting staff in the new headquarters in Olathe, Kansas. The Company has also increased the internal training and awareness with the management team to ensure that our control environment is continually improving.

(c) Changes in Internal Control over Financial Reporting

As noted in this Report, the Company is relocating its headquarters to Olathe, Kansas. In conjunction with this move, the Company has been reducing staff members within the finance organization located in Basking Ridge, New Jersey, and has reassigned and is transitioning individual responsibilities to personnel located in Olathe, Kansas.  These measures will impact the internal control over financial reporting process as individual responsibilities have been re-assigned to address financial reporting needs.

ITEM 9B	Other Information

None.

Part III

ITEM 10	Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our proxy statement for the 2014 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

ITEM 11	Executive Compensation

The information required by Item 11 will be included in our proxy statement for the 2014 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in our proxy statement for the 2014 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

ITEM 13	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in our proxy statement for the 2014 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

ITEM 14	Principal Accountant Fees and Services

The information required by Item 14 will be included in our proxy statement for the 2014 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

Part IV

ITEM 15	Exhibits and Financial Statement Schedules

(a)	(1) The following financial statements and independent auditors’ report are included in this Report.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets —
December 31, 2013 and 2012
Consolidated Statements of Operations —
Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Stockholders’ Equity —
Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows —
Years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

(2) The following financial statement schedule is included in this Report:

Schedule II – Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(3)        Exhibits included herein

(b)	EXHIBIT

3.1	Amended and Restated Certificate of Incorporation of Hooper Holmes, Inc. (1)
3.2	Restated Bylaws of Hooper Holmes, Inc. (2)
10.1	Form of Indemnification Agreement (3)
10.2	Hooper Holmes, Inc. 1997 Stock Option Plan (4)*
10.3	Hooper Holmes, Inc. 1997 Director Option Plan (5)*
10.4	Hooper Holmes, Inc. 1999 Stock Option Plan (6)*
10.5	Hooper Holmes, Inc. 2002 Stock Option Plan (7)*
10.6	Hooper Holmes, Inc. 2004 Employee Stock Purchase Plan (8)*
10.7	Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (9)*
10.8	Hooper Holmes, Inc. 2008 Omnibus Employee Incentive Plan (10)*
10.9	Hooper Holmes, Inc. 2011 Omnibus Employee Incentive Plan (11)*
10.10	Form of Executive Change-in-Control Agreement by and between Hooper Holmes, Inc. and Executive Officers of the Company (12)*
10.11	Employment Agreement by and between Hooper Holmes, Inc. and Michael Shea (13)*
10.12	Employment Agreement by and between Hooper Holmes, Inc. and Ransom J. Parker (14)*
10.13	Employment Agreement by and between Hooper Holmes, Inc. and Henry E. Dubois (15)*
10.14	Employment Agreement by and between Hooper Holmes, Inc. and Tom Collins (16)*
10.15	Loan and Security Agreement between Hooper Holmes, Inc. and TD Bank, N.A. dated March 9, 2009 (17)
10.16	First Amendment and Modification to Loan and Security Agreement between Hooper Holmes, Inc. and TD Bank, N.A. (18)
10.17	Second Amendment and Modification to Loan and Security Agreement between Hooper Holmes, Inc. and TD Bank, N.A. (19)
10.18	Third Amendment and Modification to Loan and Security Agreement between Hooper Holmes, Inc. and TD Bank, N.A. (20)
10.19	Fourth Amendment and Modification to Loan and Security Agreement between Hooper Holmes, Inc. and TD Bank, N.A. (21)
10.2	Loan and Security Agreement between Hooper Holmes, Inc. and Keltic Financial Partners II, LP dated February 28, 2013 (22)
10.21
Unconditional and Continuing Guaranty, dated February 28, 2013, between Keltic Financial Partners II, LP and Heritage Labs International, LLC, a Kansas limited liability company, Hooper Distribution Services, LLC, a New Jersey limited liability company, Hooper Information Services, Inc., a New Jersey corporation, Mid-America Agency Services, Incorporated, a Nebraska corporation, and TEG Enterprises, Inc., a Nebraska corporation (23)

10.22	Pledge Agreement between Hooper Holmes, Inc. and Keltic Financial Partners II, LP dated February 28, 2013 (24)
10.23	Pledge Agreement between Mid-America Agency Services, Incorporated, a Nebraska corporation, and Keltic Financial Partners II, LP dated February 28, 2013 (25)
10.24	First Amendment to Loan and Security Agreement between Keltic Financial Partners II, LP and Hooper Holmes, Inc. dated March 28, 2013 (26)
10.25	Mortgage and Security Agreement by Hooper Holmes, Inc. in favor of Keltic Financial Partners II, LP, dated March 28, 2013 (27)
10.26	Asset Purchase Agreement dated August 15, 2013, by and between Piston Acquisition, Inc. and Hooper Holmes, Inc. (28)
10.27	First Amendment to Asset Purchase Agreement and Agreement dated September 30, 2013, by and between Hooper Holmes, Inc. and Piston Acquisition, Inc. (29)
10.28	Limited Guaranty dated August 15, 2013, by Gary Gelman, in favor of Hooper Holmes, Inc. (30)
10.29	Agreement dated as of August 15, 2013, by and between Hooper Holmes, Inc. and Piston Acquisition, Inc. (31)
14	Hooper Holmes, Inc. Code of Conduct and Ethics (32)
21	Subsidiaries of Hooper Holmes, Inc.
23	Consent of Independent Registered Public Accounting Firm
24	Power of attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Label Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

(1)	Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated June 2, 2010.
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated February 17, 2011.
(3)	Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
(4)	Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(5)	Incorporated by reference to Exhibit 10.11 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(6)	Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999
(7)	Incorporated by reference to Attachment to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 21, 2002.
(8)	Incorporated by reference to Annex B to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 29, 2013
(9)	Incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(10)	Incorporated by reference to Annex A to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 29, 2008.
(11)	Incorporated by reference to Annex A to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 24, 2011.
(12)	Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
(13)	Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
(14)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 9, 2010.
(15)	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.
(16)	Incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.
(17)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 13, 2009.
(18)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 3, 2010.
(19)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 28, 2011.

(20)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 1, 2012
(21)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated September 13, 2012.
(22)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 28, 2013
(23)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 28, 2013
(24)	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 28, 2013
(25)	Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated February 28, 2013
(26)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 29, 2013.
(27)	Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated March 29, 2013
(28)	Incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
(29)	Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.
(30)	Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.

                                                                                                                                                                             Schedule II

Hooper Holmes, Inc
Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2013
(In thousands)

Description	Balance at Beginning of Period	Additions Charged to Revenues and Expenses (1)	Deductions (2)	Balance at End of Period
Year ended December 31, 2013
Reserves and allowances
Accounts receivable allowance	$662	$1,576	$(2,085)	$153
Year ended December 31, 2012
Reserves and allowances
Accounts receivable allowance	$525	$2,359	$(2,222)	$662
Year ended December 31, 2011
Reserves and allowances
Accounts receivable allowance	$910	$2,030	$(2,415)	$525

(1)	Includes $1.6 million, $2.2 million and $0.19 million in 2013, 2012 and 2011, respectively, charged as a reduction to revenues.

(2)	Represents accounts receivable write-offs, net of recoveries and reserve reductions credited to revenue.

_______                                                                                                                                                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOPER HOLMES, INC.
(Registrant)

March 31, 2014	By:	/s/ Henry E. Dubois
Henry E. Dubois
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Henry E. Dubois	Chief Executive Officer;	March 31, 2014
Henry E. Dubois	Director

*		March 31, 2014
Ronald Aprahamian	Director

*		March 31, 2014
Larry Ferguson	Director

*		March 31, 2014
Gus Halas	Director

*		March 31, 2014
Elaine Rigolosi	Director

*		March 31, 2014
Thomas Watford	Director

/s/ Tom Collins	Senior V.P. and Chief	March 31, 2014
Tom Collins	Financial and Accounting Officer

*Henry E. Dubois, by signing his name hereto, does hereby sign this Report for the persons before whose printed name an asterisk appears, pursuant to the power of attorney duly executed by such person and filed as Exhibit 24 hereto with the Securities and Exchange Commission.

Leadership Information

Directors

Ronald V. Aprahamian, Chairman of the Board
Private Investor

Mr. Aprahamian, age 67, was elected a director of the Company at the 2009 annual meeting.  He has a long record of involvement in business development activities as an investor, a board member, a chief executive officer, and a consultant for companies engaged in healthcare, technology, banking and other industries.  Most recently, he has served on the boards of Sunrise Senior Living, Inc., Superior Consultant Holdings Corp. and First Consulting Group, Inc.  Mr. Aprahamian was named Chair of the Board on January 25, 2012.  (Term expires at the Annual Meeting in 2014.)

Henry E. Dubois
President and Chief Executive Officer of Hooper Holmes, Inc.

Mr. Dubois, age 52, was appointed President and Chief Executive Officer of Hooper Holmes as of April 2013. Mr. Dubois has been a partner at Tatum, LLC, a firm offering consulting services to accelerate business performance and create value. In previous roles, he served as Executive Vice President and Chief Financial Officer of GeoEye, Inc., a global supplier of high resolution satellite and aerial imagery; President, Chief Operating Officer and Chief Financial Officer of DigitalGlobe, Inc., an owner/operator of high resolution imaging satellites; Chief Executive Officer and Chief Financial Officer of an Asia Pacific Telecommunication company (PT Centralindo Panca Sakti); and Senior Vice President of an Asia Pacific conglomerate in Jakarta, Indonesia (PT Ongko Multicorpora). He also served as a consultant with Booz and Company and began his career as an internal auditor and finance supervisor for Exxon Corporation. He earned his Bachelor of Arts degree in mathematics from the College of the Holy Cross and his Master of Management degree from the J.L. Kellogg Graduate School of Management at Northwestern University with concentrations in finance, marketing and accounting.  (Term expires at the Annual Meeting in 2014.

Larry Ferguson
Chief Executive Officer – The Ferguson Group;  Formerly Chief Executive Officer – First Consulting Group, Inc.

Mr. Ferguson, age 64, was elected a director of the Company at the 2009 annual meeting.  He has served as CEO of several publicly traded and privately held companies, including First Consulting Group, Inc. from 2006-2008.  He has served on more than twelve corporate boards, including positions as board chair and committee chair.  He currently serves as CEO of the Ferguson Group, a private equity consulting and investment firm focused on healthcare and life sciences IT companies.  He also serves on the board of Accelrys, Inc., a publicly traded company.  He has also held executive positions with American Express and First Data Corporation. Mr. Ferguson served as Chair of the Board from July 2009 until January 25, 2012, at which time he became a Chair of the Governance and Nominating Committee. He is also a member of the Compensation Committee and the Audit Committee.  (Term expires at the Annual Meeting in 2014.)

Gus D. Halas
CEO and President, Central Garden

Mr. Halas, age 62 was appointed a director of the Company in April 2013, and is the Chair of the Compensation Committee. He was previously Chief Executive Officer and President of the Central Operating Companies at Central Garden & Pet Company (NASDAQ: CENT). In addition, Mr. Halas serves on the board of Triangle Petroleum (NYSE: TPLM) and is a senior advisor and partner of White Deer Energy, a Houston based private equity firm. From 2003 to 2009, Mr. Halas was Chairman, President and CEO of T3 Energy Services. He previously served as President and Chief Executive Officer of Clore Automotive and Marley Cooling Tower Company and held senior executive positions with a number of other companies including Ingersoll-Dresser Pump Company and Sulzer Industries. Mr. Halas holds a BS in Physics and a BS in Economics from Virginia Polytechnic Institute. (Term expires at the Annual Meeting in 2014.)

Dr. Elaine L. Rigolosi
Professor of Education Department of Organization and Leadership, Teachers College, Columbia University

Dr. Rigolosi, Ed.D, J.D., age 69, is Professor of Education in the Department of Organization and Leadership at Teachers College, Columbia University. She has been associated with Columbia University since 1976, and has maintained a private consulting practice in management for health care organizations since 1974. Dr. Rigolosi has been a director of the Company since 1989, and she is a member of the Governance and Nominating Committee and Compensation Committee. (Term expires at the Annual Meeting in 2014.)

Thomas A. Watford
President and Chief Operating Officer - Santa Rosa Consulting

Mr. Watford, age 53, was appointed a Director of the Company in December 2010, and is the Chair of the Audit Committee. He is also a member of the Governance and Nominating Committee. He has over 25 years of experience in the healthcare industry, including as a senior executive and as a consultant with expertise in financial and operations management and IT services for healthcare and life sciences companies. He currently serves as President and Chief Operating Officer of Santa Rosa Consulting, a company offering strategic and operational consulting services to healthcare companies. Previously, Mr. Watford served as Chief Financial Officer and Chief Operating Officer of First Consulting Group, Inc., and was an Associate Partner in the Healthcare Practice group of the consulting firm Accenture. (Term expires at the Annual Meeting in 2014.)

Officers

Henry E. Dubois
Chief Executive Officer and President

Tom Collins
Senior Vice President and Chief Financial Officer, Treasurer

Joseph A. Marone
Vice President and Controller