Form 10-Q
period 2014-03-31
HOOPER HOLMES INC
filed 2014-05-15
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

☐        Transition Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from         to
__________________

Commission File Number: 001-09972

HOOPER HOLMES, INC.
(Exact name of registrant as specified in its charter)

New York	22-1659359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

560 N. Rogers Road, Olathe, KS	66062
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:   (913) 764-1045

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

The number of shares outstanding of the Registrant's common stock as of April 30, 2014 was:
Common Stock, $.04 par value - 70,410,649 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES

PART I - Financial Information

Item 1. Financial Statements (unaudited)

Hooper Holmes, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,667	$3,970
Accounts receivable, net of allowance for doubtful accounts of $124 and $153 at March 31, 2014 and December 31, 2013, respectively	9,099	8,398
Inventories	1,457	1,376
Other current assets	1,650	1,597
Assets held for sale	714	714
Total current assets	15,587	16,055

Property, plant and equipment	16,345	16,018
Less: Accumulated depreciation and amortization	12,617	12,257
Property, plant and equipment, net	3,728	3,761

Other assets	1,029	1,830
Total assets	$20,344	$21,646

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,234	$3,440
Accrued expenses	5,605	4,036
Total current liabilities	8,839	7,476
Other long-term liabilities	796	870
Commitments and contingencies (Note 10)

Stockholders' Equity:
Common stock, par value $.04 per share; Authorized: 240,000,000 shares; Issued: 70,420,044 shares and 70,382,544 shares at March 31, 2014 and December 31, 2013, respectively; Outstanding: 70,410,649 shares and 70,373,149 shares at March 31, 2014 and December 31, 2013, respectively.	2,817	2,815
Additional paid-in capital	150,327	150,235
Accumulated deficit	(142,364)	(139,679)
	10,780	13,371
Less: Treasury stock, at cost; 9,395 shares at March 31, 2014 and December 31, 2013	(71)	(71)
Total stockholders' equity	10,709	13,300
Total liabilities and stockholders' equity	$20,344	$21,646

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	March 31
	2014	2013
Revenues	$12,599	$12,359
Cost of operations	9,985	9,160
Gross profit	2,614	3,199
Selling, general and administrative expenses	5,036	5,206
Restructuring charges	92	4
Operating loss from continuing operations	(2,514)	(2,011)
Other expense:
Interest expense	(1)	(2)
Interest income	1	3
Other expense, net	(46)	(13)
	(46)	(12)
Loss from continuing operations before income taxes	(2,560)	(2,023)
Income tax expense	5	4
Loss from continuing operations	(2,565)	(2,027)

Discontinued operations:
Adjustment to gain on sale of Portamedic and subsidiary	(150)	—
Gain (loss) from discontinued operations, including income taxes	30	(533)
Loss from discontinued operations	(120)	(533)
Net loss	$(2,685)	$(2,560)
Basic and diluted earnings (loss) per share:
Continuing operations
Basic	$(0.04)	$(0.03)
Diluted	$(0.04)	$(0.03)
Discontinued operations
Basic	$—	$(0.01)
Diluted	$—	$(0.01)
Net loss
Basic	$(0.04)	$(0.04)
Diluted	$(0.04)	$(0.04)

Weighted average number of shares - Basic	70,410,649	69,835,387
Weighted average number of shares - Diluted	70,410,649	69,835,387

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,685)	$(2,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustment to gain on sale of Portamedic and subsidiary	150	—
Depreciation and amortization	360	646
Amortization of deferred financing fees	83	—
Provision for bad debt expense	(30)	26
Share-based compensation expense	77	235
Impairment of long-lived assets and loss on disposal of fixed assets	—	123
Change in assets and liabilities:
Accounts receivable	(672)	(1,742)
Inventories	(81)	(102)
Other assets	(229)	(502)
Accounts payable, accrued expenses and other liabilities	1,292	720
Net cash used in operating activities	(1,735)	(3,156)
Cash flows from investing activities:
Capital expenditures	(327)	(311)
Proceeds from the sale of Portamedic	743	—
Net cash provided by (used in) investing activities	416	(311)
Cash flows from financing activities:
Reduction in capital lease obligations	(1)	(48)
Proceeds related to the exercise of stock options	17	—
Debt financing fees	—	(967)
Net cash provided by (used in) financing activities	16	(1,015)

Net decrease in cash and cash equivalents	(1,303)	(4,482)
Cash and cash equivalents at beginning of period	3,970	8,319
Cash and cash equivalents at end of period	$2,667	$3,837

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$230	$182
Fixed assets acquired by capital lease	$—	$62

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
March 31, 2014
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

As a provider of services to the health and insurance industries, the Company's business is subject to seasonality, with second and third quarter sales typically dropping below the other quarters due to a decline in activity during the summer months and fourth quarter sales typically the strongest quarter due to annual benefit renewal cycles.

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2013 Annual Report on Form 10-K, filed with the SEC on March 31, 2014.

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

The results of operations for the three month periods ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

On September 30, 2013, the Company completed the sale of certain assets comprising its Portamedic service line. The Portamedic service line is accounted for as a discontinued operation in this Report. Accordingly, the operating results of Portamedic are segregated and reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented. For further discussion on Discontinued Operations, refer to Note 6.

Following the sale of the Portamedic service line, the Company reassessed its segment reporting. Beginning in the fourth quarter of 2013, the Company has reported its financial results in three segments: Health and Wellness, Heritage Labs and Hooper Holmes Services. Previously reported financial statement amounts have been reclassified to reflect the new segment determination for all periods presented in this Report. For further discussion on Segments, refer to Note 13.

Subsequent Events

On April 16, 2014, the Company entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with Clinical Reference Laboratory, Inc. (“CRL”) pursuant to which, among other things, the Company has agreed to sell certain assets comprising the Company’s Heritage Labs and Hooper Holmes Services business units (the “Business”) to CRL. Under the terms of the Alliance Agreement, CRL has agreed to pay $3.7 million in cash (the “Purchase Price”) for certain assets of the Business, which such assets exclude, among others, all accounts receivable, and to assume specified liabilities related to the Business. The net book value of assets to be sold was approximately $1.5 million as of March 31, 2014, consisting primarily of inventory and property, plant and equipment, qualified as assets held for sale subsequent to March 31, 2014. The transaction is expected to close in the late second quarter or early third quarter of 2014. The Company will retain certain aspects of its sample kit assembly operations centering around the Health and Wellness segment and all other supply chain fulfillment capabilities, which continue to support Health and Wellness operations and other customers.

The Company also entered into a Limited Laboratory and Administrative Services Agreement (the “LLASA”) with CRL pursuant to which, among other things, CRL will become the Company’s exclusive provider, subject to certain exceptions, of laboratory testing and reporting services and will also provide administrative services in support of the Company’s Health and Wellness operations. The Company will become a member of CRL’s preferred provider network for wellness programs during the term of the LLASA. The LLASA will become effective upon the closing of the transaction contemplated by the Alliance Agreement (the “Effective Date”), and will continue for five years from such date and auto-renew for an additional five year renewal period unless sooner terminated by either party in accordance with the LLASA.

On May 13, 2014, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) for the sale to McElroy Deutsch Mulvaney & Carpenter, LLP (the “MDMC”) of the buildings, land, certain personal property and other interests comprising the Company’s Basking Ridge, New Jersey property (the “Property”) for an aggregate purchase price of $3.05 million (the “Purchase Price”). Upon entering into the Purchase and Sale Agreement, MDMC made an initial deposit of $75,000 of the Purchase Price with an escrow agent and will deposit an additional $75,000 of the Purchase Price with the escrow agent following the completion of a 40-day inspection period (the “Inspection Period”). The remaining $2.9 million of the Purchase Price will be paid by MDMC to the Company at the closing. Subject to satisfaction of customary closing conditions, the closing is expected to occur five days after the end of the Inspection Period but no later than July 11, 2014. The deposit is refundable to MDMC in certain circumstances. The Basking Ridge real estate was classified as assets held for sale as of March 31, 2014.

New Accounting Pronouncements

In April 2014, accounting guidance was issued to change the criteria for reporting discontinued operations. Under the new guidance, only disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations should be reported as discontinued operations in the financial statements. Additionally, the new guidance removes the condition that an entity may not have any significant continuing involvement in the operations of the component after the disposal transaction. The new guidance requires expanded disclosures for discontinued operations, as well as disclosures about the financial effects of significant disposals that do not qualify for discontinued operations. The guidance will be effective for the Company on January 1, 2015, however early adoption is permitted. The Company currently expects to early adopt this accounting guidance in its second fiscal quarter of 2014 concurrent with meeting the criteria for assets held for sale of the Company’s Heritage Labs and Hooper Holmes Services segments.

Note 2: Liquidity

The Company's primary sources of liquidity are cash and cash equivalents and the 2013 Loan and Security Agreement. At March 31, 2014, the Company had $2.7 million in cash and cash equivalents, $6.7 million of working capital and no outstanding debt.

For the three month periods ended March 31, 2014 and 2013, the Company incurred losses from continuing operations of $2.6 million and $2.0 million, respectively. The Company’s net cash used in operating activities for the three months ended March 31, 2014 was $1.7 million. The Company has managed its liquidity through the sale of Portamedic and a series of cost reduction and accounts receivable collection initiatives.

Transition Initiatives

During the three month period ended March 31, 2014, the Company incurred $1.1 million of costs, which are recorded in selling, general and administrative expenses in the consolidated statement of operations, in connection with the relocation of its corporate headquarters to Olathe, Kansas, and contributed to the loss from continuing operations during the quarter. The Company relocated its headquarters to Olathe, Kansas during the first quarter of 2014, where the Health and Wellness facilities are located. As of March 31, 2014, the Basking Ridge, New Jersey real estate continued to be classified as assets held for sale. On May 13, 2014, the Company entered into an agreement for the sale of the Basking Ridge, New Jersey real estate.

Holdback Related to the Sale of Portamedic

On September 30, 2013, the Company completed the sale of Portamedic. Approximately $2.0 million (“Holdback Amount”) of the purchase price was held back by the acquirer as security for the Company’s obligations under the agreements between the Company and the acquirer. (Refer to Note 6). The Holdback Amount includes two components of $1.0 million each. During the first quarter of 2014, the Company received $0.7 million of the first Holdback Amount. The Company currently anticipates finalization and collection on the second Holdback Amount in the first quarter of 2015. The Company has recorded the remaining receivable related to the second Holdback Amount at the amount it believes will be collected. There cannot be any assurance that the remaining Holdback Amounts will be collected by the Company.

2013 Loan and Security Agreement

The Company maintains a three year 2013 Loan and Security Agreement, as amended, (collectively, the “2013 Loan and Security Agreement”), with Keltic Financial Partners II, LP (“Keltic Financial”) (refer to Note 9). Borrowings under the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The amount available for borrowing may be less than the $10 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  The Company has an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables (as defined in the 2013 Loan and Security Agreement) up to $10 million under this facility.   Eligible Receivables do not include Heritage Labs receivables, certain Hooper Holmes Services receivables, and other receivables deemed ineligible by the lender. Eligible Receivables include only billed receivables and concentration limits such that borrowing capacity may be affected by the Company's billing and revenue cycles. As of March 31, 2014, the lender applied a discretionary reserve of $0.5 million. Available borrowing capacity, net of this discretionary reserve was $3.1 million based on Eligible Receivables as of March 31, 2014. As of March 31, 2014, there were no borrowings outstanding under the 2013 Loan and Security Agreement.

The Company is also working with Keltic Financial to modify the financial covenants of the 2013 Loan and Security Agreement in an effort to be more in-line with the Company's operations and strategy going forward. If the Company is not able to successfully execute favorable amendments to the existing credit facility, the Company's borrowing capacity may be limited.

The 2013 Loan and Security Agreement contains various covenants, including financial covenants which required the Company to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation and amortization) beginning with the twelve months ending June 30, 2014 as the first measurement date. The lender recently waived the quarterly minimum EBITDA covenants for the fiscal period ended December 31, 2014. The Company continues to have limitations on the maximum amount of unfunded capital expenditures for each fiscal year.

Subsequent Events

On April 16, 2014 under the Alliance Agreement (refer to Note 1), CRL has agreed to pay $3.7 million in cash for certain assets of the Business, which such assets exclude, among others, all accounts receivable, and to assume specified liabilities related to the Business. The Company will retain certain aspects of its sample kit assembly operations centering around the Health and Wellness segment and all other supply chain fulfillment capabilities, which continue to support Health and Wellness operations and other customers.

On May 13, 2014 under the Purchase and Sale Agreement (refer to Note 1), MDMC has agreed to pay $3.05 million in cash for the Property.

These transactions will provide the Company with additional capital to invest as it focuses on growth supporting Health and Wellness operations.

Other Considerations

The Company's Health and Wellness business sells through wellness, disease management and insurance companies who ultimately have the relationship with the end customer. The Company's current services are aggregated with its partners' offerings to provide a total solution. As such, the Company's success is largely dependent on that of its partners.

Through the focus on the Health and Wellness sector, the Company believes it will be able to capitalize on the opportunities that exist in the Health and Wellness sector given the macro-economic focus on health care costs and improving the efficiency of health care delivery in the United States to grow revenue.

If the Company is not able to realize the benefits from the consolidation in Kansas and control the costs of transition, grow the Health and Wellness business as it seeks to streamline operations and improve efficiency through increased revenue and cost reduction initiatives, the Company may not have sufficient Eligible Receivables and the lender may increase reserves such that the Company may not be able to borrow under the 2013 Loan and Security Agreement. These and other factors could adversely affect liquidity and the Company's ability to generate cash flow in the future.

Based on the Company's anticipated level of future revenues and gross profits, anticipated cost reduction initiatives, cash proceeds in connection with the Alliance Agreement, the sale of the Basking Ridge, New Jersey real estate, and existing cash and cash equivalents and borrowing capacity, the Company believes it has sufficient funds to meet its cash needs to fund operation expenses and capital expenditures for the twelve months following March 31, 2014.

Note 3:	(Loss) Earnings Per Share

Basic (loss) earnings per share equals net (loss) income divided by the weighted average common shares outstanding during the period.  Diluted (loss) earnings per share equals net (loss) income divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. The calculation of (loss) earnings per common share on a basic and diluted basis was the same because the inclusion of dilutive common stock equivalents would have been anti-dilutive for all periods presented.

Outstanding stock options to purchase approximately 3,917,000 and 5,607,500 shares of the Company's common stock were excluded from the calculation of diluted loss per share for the three month periods ended March 31, 2014 and 2013, respectively, because their exercise prices exceeded the average market price of the Company's common stock for such periods and, therefore, were antidilutive.

Note 4: Impairment of Long-lived Assets

The Company evaluates the recovery of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of assets may not be recoverable. For the three month period ended March 31, 2014, the Company evaluated the long-lived assets associated with Heritage Labs and Hooper Holmes Services in connection with the anticipated sale of certain assets under the Alliance Agreement with CRL. The Company concluded these long-lived assets were not impaired. There were no impairment charges recorded for these assets in continuing operations during the three month periods ended March 31, 2014 or 2013.

Note 5: Share-Based Compensation

Employee Share-Based Compensation Plans - On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, non-vested stock and performance shares. The 2008 Plan provides for the issuance of an aggregate of 5,000,000 shares. For the three months ended March 31, 2014, the Company granted 162,600 options to purchase shares under the 2008 Plan. For the three months ended March 31, 2013, there were no options for the purchase of shares granted under the 2008 Plan. As of March 31, 2014, approximately 3,209,300 shares remain available for grant under the 2008 Plan.

On May 24, 2011, the Company's shareholders approved the 2011 Omnibus Employee Incentive Plan (the "2011 Plan") providing for the grant of stock options and non-vested stock awards. On May 29, 2013, the Company's shareholders approved an amendment and restatement of the 2011 Plan which increased the number of shares of the Company's common stock available for issuance from 1,500,000 shares to 3,500,000 shares (subject to adjustment as provided in the Amended and Restated Omnibus Plan). During the three months ended March 31, 2014, the Company granted 300,000 options to purchase shares under the 2011 Plan. There were no options for the purchase of shares granted under the 2011 Plan during the three month periods ended March 31, 2013. As of March 31, 2014, approximately 1,166,750 shares remain available for grant under the 2011 Plan as amended.

Options awarded under the 2008 and 2011 Plans (as amended) are granted at fair value on the date of grant, are exercisable in accordance with a vesting schedule specified in the grant agreement, and have contractual lives of 10 years from the date of grant. Options to purchase an aggregate of 500,000 shares of the Company's stock granted to certain executives of the Company in December 2010 vested 50% on each of the first and second anniversaries of the grant. Options to purchase an aggregate of 1,344,100 shares of the Company's stock granted to certain employees of the Company vest one-third on each of the first, second and third anniversaries of the grant. Options to purchase 2,000,000 shares of the Company's stock granted to the Chief Executive Officer of the Company in September 2013, vest 25% upon receipt of the grant and 25% on the first, second and third anniversary of the grant. Other options granted by the Company vest 25% on each of the second through fifth anniversaries of the grant.

The fair value of the stock options granted during the three month period ended March 31, 2014 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended March 31,
2014
Expected life (years)	5.24
Expected volatility	85.0%
Expected dividend yield	—%
Risk-free interest rate	1.8%
Weighted average fair value of options granted during the period	$0.38

The following table summarizes stock option activity for the three month period ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2013	4,150,550	$0.75
Granted	462,600	0.56
Exercised	(37,500)	0.45
Expired	(505,550)	1.20
Forfeited	(83,500)	0.57
Outstanding balance at March 31, 2014	3,986,600	0.68	8.5	$222
Options exercisable at March 31, 2014	1,388,700	$0.99	6.8	$51

The aggregate intrinsic value disclosed in the table above represents the difference between the Company's closing stock price on the last trading day of the quarter ended March 31, 2014 and the exercise price, multiplied by the number of in-the-money stock options.
During the three ended March 31, 2014, an aggregate of 37,500 stock options valued with a weighted average exercise price of $0.45 were exercised. No stock options were exercised during the three months ended March 31, 2013. Options for the purchase of an aggregate of 24,400 shares of common stock vested during the three month period ended March 31, 2014, and the aggregate fair value at grant date of these options was $0.01 million. As of March 31, 2014, there was approximately $0.7 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 2.0 years.
In July 2009, an aggregate of 500,000 shares of non-vested stock were granted under the 2008 Plan. The fair value of these non-vested stock awards were based on the grant date fair value of $0.45 per share. The shares vest as follows: 25% after two years and 25% on each of the next three anniversary dates thereafter. As of March 31, 2014, an aggregate of 343,750 shares of such non-vested stock were forfeited and 150,000 were vested. In July 2011, an aggregate of 305,000 shares of non-vested stock were granted under the 2008 Plan. The fair value of these non-vested stock awards were based on the grant date fair value of $1.06 per share. As of March 31, 2014, an aggregate of 141,400 shares of such non-vested stock were forfeited and 155,100 were vested. The shares vest as follows: 33% on each of the first and second anniversary dates and 34% on the third anniversary. As of March 31, 2014, there was approximately $0.03 million of total unrecognized compensation cost related to non-vested stock awards. The cost is expected to be recognized over a weighted average period of 0.6 years.
Employee Stock Purchase Plan - The Company's 2004 Employee Stock Purchase Plan (the "2004 Plan") provides for the granting of purchase rights for up to 2,000,000 shares of the Company's stock to eligible employees of the Company. The 2004 Plan provides employees with the opportunity to purchase shares on the date thirteen months from the grant date (“the purchase date”) at a purchase price equal to 95% of the closing price of the Company’s common stock on the NYSE MKT on the grant date. During the period between the grant date and the purchase date, up to 10% of a participating employee's compensation, not to exceed $0.025 million, is withheld to fund the purchase of shares. Employees can cancel their purchases at any time during the period without penalty. In February 2013, under the 2004 Plan, purchase rights for approximately 233,000 shares were granted with an aggregate fair value of $0.03 million, based on the Black-Scholes option pricing model. The February 2013 offering period concluded in March 2014 and, in accordance with the 2004 Plan's automatic termination provision, there will be 36,154 shares issued. In February 2012, under the 2004 Plan, purchase rights for approximately 273,000 shares were granted with an aggregate grant date fair value of $0.05 million, based on the Black-Scholes pricing model. This offering period concluded in March 2013 and, in accordance with the 2004 Plan's automatic termination provision, no shares were issued. Unless terminated earlier by the Board of Directors, the 2014 Plan will terminate December 31, 2024.
Other Stock Awards - On May 30, 2007, the Company's shareholders approved the Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company's stock to the Company's non-employee directors. The total number of shares that may be awarded under the 2007 Plan is 600,000. As of March 31, 2014, there remain available for grant approximately 360,000 shares under the 2007 Plan. Each non-employee member of the Board of Directors other than the non-executive chair receives 5,000 shares annually and the non-executive chair receives 10,000 shares annually of the Company's stock, with such shares vesting immediately upon issuance. The Company believes that the shares awarded under the 2007 Plan are “restricted securities”, as defined in SEC Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). The Company filed a Registration Statement on Form S-8 with respect to the 2007 Plan on April 16, 2008. The directors who receive shares under the 2007 Plan are "affiliates" as defined in Rule 144 under the Securities Act and thus remain subject to the applicable provisions of Rule 144. In addition, the terms of the awards (whether or not restricted) specify that the shares may not be sold or transferred by the recipient until the director ceases to serve on the Board or, if at that time the director has not served on the Board for at least four years, on the fourth anniversary of the date the director first became a Board member. During the three months ended March 31, 2014 and 2013, no shares were awarded under the 2007 Plan.

The Company recorded $0.1 million and $0.2 million of share-based compensation expense in selling, general and administrative expenses for the three month periods ended March 31, 2014 and 2013.

Note 6: Discontinued Operations

On September 30, 2013, the Company completed the sale of certain assets comprising the Portamedic service line to Piston Acquisition, Inc., a subsidiary of American Para Professional Systems, Inc., (“Piston”). Pursuant to the terms of the Asset Purchase Agreement, the Company sold assets associated with the Portamedic service line to Piston, including, among other things, fixed assets, inventory and intellectual property, and Piston assumed certain specified liabilities. The adjusted purchase price (the "Purchase Price") was approximately $8.1 million in cash, adjusted from $8.4 million at announcement due to changes in working capital. Piston held back $2.0 million of the Purchase Price as security for the obligations under the Asset Purchase Agreement and certain other agreements between the Company and Piston.

The Holdback Amount includes two components. The first holdback is $1.0 million, subject to adjustments, and is released in total as follows: within three business days after the date on which final closing adjustments for inventory and other current assets are determined and paid (the “Closeout Date”). The remaining $1.0 million of the Holdback Amount, less any deductions or adjustments with respect to fixed assets, indemnification claims and any amounts in respect of any indemnification claims then in dispute, will be paid on the first anniversary of the Closeout Date. During the first quarter of 2014, the Company received $0.7 million of the first Holdback Amount. As a result, the amount remaining related to the first Holdback Amount was written off during the three months ended March 31, 2014 as a charge to the adjustment to gain on sale of Portamedic and subsidiary in the statement of operations. The Company has recorded the receivable related to the second Holdback Amount at the amount it believes will be collected. There cannot be any assurance that the remaining the Holdback Amounts will be collected by the Company. The Company currently anticipates finalization and collection on the second Holdback Amount in the first quarter of 2015.

The table below summarizes the operating results of Portamedic which are reported in discontinued operations in the accompanying consolidated statement of operations. Income taxes, which comprise margin tax expenses, relating to the operations of Portamedic were less than $0.1 million for the three month period ended March 31, 2013.

	Three Months Ended
	March 31
(in thousands)	2014	2013
Revenues	$—	$23,648
Gain (loss) from discontinued operations	$30	$(533)
Adjustment to gain on sale of Portamedic and subsidiary	$(150)	$—

As of March 31, 2014, the Basking Ridge, New Jersey real estate continued to be classified as assets held for sale as the Board authorized the sale of the real estate during the fourth quarter of 2013. The land and building owned in Basking Ridge, New Jersey of $0.7 million are recorded as assets held for sale at March 31, 2014 and December 31, 2013. On May 13, 2014, the Company entered into an agreement for the sale of the Basking Ridge, New Jersey real estate.

Note 7: Inventories

Included in inventories at March 31, 2014 and December 31, 2013 are $0.6 million and $0.4 million, respectively, of finished goods and $0.8 million and $1.0 million, respectively, of components.

Note 8: Restructuring Charges

During the three month periods ended March 31, 2014, the Company recorded restructuring charges in continuing operations totaling $0.1 million. The restructuring charges for the three month period ended March 31, 2014 consisted of employee severance.

At March 31, 2014, there was a total of $0.7 million related to restructuring charges, including employee severance and branch closure costs, are recorded in accrued expenses in the accompanying consolidated balance sheet. The following table provides a summary of the activity in the restructure accrual for the three months ended March 31, 2014:

	As of			As of
(In thousands)	December 31, 2013	Charges	Payments	March 31, 2014
Severance	$531	$92	$(213)	$410
Branch closure obligation	415	—	(148)	267
Total	$946	$92	$(361)	$677

Note 9: Loan and Security Agreement

The Company maintains a three year 2013 Loan and Security Agreement, as amended on March 28, 2013 by the First Amendment, with Keltic Financial. Borrowings under the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The amount available for borrowing may be less than the $10 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  The Company has an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables up to $10 million under this facility.  Eligible Receivables do not include Heritage Labs receivables, certain Hooper Holmes Services receivables, and other receivables deemed ineligible by Keltic Financial. Eligible Receivables include only billed receivables such that borrowing capacity may be affected by the Company's billing cycles. As of March 31, 2014, the lender applied a discretionary reserve of $0.5 million. Available borrowing capacity, net of this discretionary reserve was $3.1 million based on Eligible Receivables as of March 31, 2014. As of March 31, 2014, there were no borrowings outstanding under the 2013 Loan and Security Agreement.

Interest on revolving credit loans is calculated based on the greatest of (i) the annualized prime rate plus 2.75%, (ii) the 90 day LIBOR rate plus 5.25%, and (iii) 6% per annum. The interest rate on the 2013 Loan and Security Agreement was 6.00% as of March 31, 2014. The Company is obligated to pay, on a monthly basis in arrears, an annual facility fee equal to 1% of the revolving credit limit of $10 million. During the three month periods ended March 31, 2014 and 2013, in connection with the 2013 Loan and Security Agreement, the Company incurred $0.01 million in facility fees.

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

As security for payment and other obligations under the 2013 Loan and Security Agreement, the Company granted Keltic Financial a security interest in all of its, and its subsidiary guarantors, existing and after-acquired property, including receivables (which are subject to a lockbox account arrangement), inventory, equipment and the Basking Ridge, New Jersey real estate.  The aforementioned security interest is collectively referred to herein as the “collateral”.

The 2013 Loan and Security Agreement contains various covenants, including financial covenants which require the Company to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation and amortization) beginning with the twelve months ending June 30, 2014 as the first measurement date. The lender recently waived the quarterly minimum EBITDA covenants for the fiscal period ended December 31, 2014. The Company continues to have limitations on the maximum amount of unfunded capital expenditures for each fiscal year.

Note 10: Commitments and Contingencies

The Company leases its corporate headquarters in Olathe, Kansas, continuing laboratory facility and operations centers under operating leases which expire in various years through 2018. These leases generally contain renewal options and require the Company to pay all executory costs (such as property taxes, maintenance and insurance). The Company also leases copiers and other miscellaneous equipment. These leases expire in various years through 2017.

The Company is still the primary lessee under operating leases for 12 Portamedic branch offices with terms extending through September 2016, which are subleased by the acquirer of the former Portamedic business. The acquirer pays 100% of the rent and other executory costs for these 12 offices in the form of a contractual obligation for the remaining lease term. If the Company is unable to assign these leases to the acquirer of the former Portamedic business, the Company will let the leases expire with no intent of renewal.

In addition, the Company is still the primary lessee under 17 operating leases related to former Portamedic offices not utilized for continuing operations, which are not subleased by the acquirer of the former Portamedic business. The Company has accrued in previous periods approximately $0.3 million as branch closure obligations. The accrual is included as a component of the restructure reserve in the consolidated balance sheet as of March 31, 2014.

The Company has employment agreements with its Chief Executive Officer and Chief Financial Officer that provide for payment of base salary for a one year period in the event their employment with the Company is terminated in certain circumstances, including following a change in control, as further defined in the agreements.

In the past, some federal and state agencies have claimed that the Company improperly classified its health professionals as independent contractors for purposes of federal and state unemployment and/or worker's compensation tax laws and that the Company was therefore liable for taxes in arrears, or for penalties for failure to comply with their interpretation of the laws.  There are no assurances that the Company will not be subject to similar claims in the future. The Company has determined that losses related to the remaining complaint are not probable or estimable.

Note 11: Litigation

On April 23, 2012, a complaint was filed against the Company in U.S. District Court for the District of New Jersey on behalf of a purported class of employee examiners alleging, among other things, that the Company had failed to pay overtime compensation to certain employees as required by federal law. On May 24, 2012, a related complaint was filed against the Company in the same court alleging, among other things, that the Company similarly failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaints seek award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company believes the allegations in the cases are without merit, has filed answers in both cases denying the substantive allegations therein. By Consent Order filed March 11, 2013, the court approved a settlement of $0.05 million between the Company and the named plaintiffs in the employee case, and the case was dismissed with prejudice. Preliminary discovery and motion practice are being conducted in the contractor case. The claim is not covered by insurance, and the Company is incurring legal costs to defend the litigation which are recorded in continuing operations. This matter relates to the former Portamedic service line for which the Company retained liability. The Company has determined that losses related to the remaining complaint are not probable or estimable.

On July 30, 2013, a complaint was filed against the Company in the California Superior Court, San Bernadino County, on behalf of a putative class of employees alleging, among other things, that the Company failed to pay wages and other compensation as required by state law. The complaint seeks award of an unspecified amount of damages and penalties. The Company has denied all of the allegations in the case and believes them to be without merit. In January 2014, the Superior Court referred the parties to mediation and a mediation date of July 17, 2014 is scheduled. The Superior Court also set a trial date of August 10, 2015. The Company has determined that the losses related to these matters are not probable or estimable. The claim is not covered by insurance, and as a result, the Company is incurring legal costs to defend the litigation.

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

Note 12: Income Taxes

The Company recorded tax expense of less than $0.01 million in continuing operations for each of three month periods ended March 31, 2014 and 2013 reflecting a state tax liability to one state. No amounts were recorded for unrecognized tax benefits or for the payment of interest and penalties during the three month periods ended March 31, 2014 and 2013. No federal or state tax benefits were recorded relating to the current year loss, as the Company continues to believe that a full valuation allowance is required on its net deferred tax assets.
The 2011 federal income tax return is currently under examination by the Internal Revenue Service. The remaining tax years 2010 through 2013 may be subject to federal examination and assessment. Tax years from 2006 through 2009 remain open solely for purposes of federal and certain state examination of net operating loss and credit carryforwards. State income tax returns may be subject to examination for tax years 2009 through 2013, depending on state tax statute of limitations.

As of December 31, 2013, the Company has U.S. federal and state net operating loss carryforwards of $140.0 million and $127.2 million, respectively. There has been no significant change in these balances as of March 31, 2014. The net operating loss carryforwards, if unutilized, will expire in the years 2014 through 2033.

Note 13: Segments

Following the sale of the Portamedic service line, the Company reassessed its segment reporting to align with the information that the Company's chief operating decision maker regularly reviews since the sale of Portamedic. Beginning in the fourth quarter of 2013, the Company reports financial results in three segments: Health and Wellness (health risk assessments including biometric screenings), Heritage Labs (laboratory testing and kit assembly for third parties) and Hooper Holmes Services (health information services). Financial statement amounts have been recast to reflect the new segment determination for all periods presented in this Report, including certain revenues and costs previously reported as a part of discontinued Portamedic operations which have been reclassified to Hooper Holmes Services to conform to current period presentation. The determination of segment assets involves a degree of management judgment and estimates as the Company has not historically prepared balance sheets by service line. Segment asset information is not provided as of March 31, 2013, as previously indicated, the Company reported one segment through September 30, 2013 and did not historically separate working capital by service line. As of March 31, 2014, substantially all of the Company's services are provided within the United States, and substantially all of the Company's assets are located within the United States.

The table presented below provides disclosures by segment for the three month periods ended March 31, 2014 and 2013. Intercompany revenue for the three month periods ended March 31, 2013 was $0.5 million, representing Heritage Lab revenue for kit sales to the discontinued Portamedic operations at arms' length sales prices. Heritage Lab also performs services to Health and Wellness. These services are recorded at Heritage Labs' cost directly within the Health and Wellness segment, and thus, no intercompany elimination is required.

Three Months Ended March 31, 2014	Health and Wellness	Heritage Labs	Hooper Holmes Services	Unallocated Corporate		Total
Revenues	$7,089	$2,522	$2,988	$—		$12,599
Operating income (loss)	497	338	(62)	(3,287)	(a)	(2,514)
Segment assets	7,223	3,786	2,847	6,488		20,344

a) Unallocated corporate includes selling, general and administrative costs that the Company has not allocated to its segments. For the three month period ended March 31, 2014, the Company incurred $1.1 million of costs, which are recorded in unallocated corporate in the table above in connection with the relocation of its corporate headquarters to Olathe, Kansas.

Three Months Ended March 31, 2013	Health and Wellness	Heritage Labs	Hooper Holmes Services	Unallocated Corporate		Total
Revenues	$5,150	$3,145	$4,064	$—		$12,359
Operating income (loss)	(15)	196	(470)	(1,722)	(b)	(2,011)

b) Unallocated corporate includes selling, general and administrative costs that the Company has not allocated to its segments.

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, risks related to customer concerns about our financial health, our liquidity and ability to comply with financial covenants in our 2013 Loan and Security Agreement, declines in our business, our competition, and our ability to successfully expand our Health and Wellness business and its related impact on revenue, along with other cost reduction initiatives. The section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, entitled “Risk Factors” and similar discussions in our other filings with the Securities and Exchange Commission (“SEC”) discuss these and other important risks that may affect our business, results of operations, cash flows and financial condition. Investors should consider these factors before deciding to make or maintain an investment in our securities. The forward-looking statements included in this Report are based on information available to us as of the date of this Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Overview

Our Company was founded in 1899. We are a publicly-traded New York corporation whose shares of common stock are listed on the NYSE MKT.  Our corporate headquarters are located in Olathe, Kansas, where our Health and Wellness and lab facilities are located. Over the last 40 years, our business focus has been on providing health risk assessment services.  We are currently engaged in the following segments:

•
Health and Wellness - performs risk assessment and risk management services, including biometric screenings, health risk assessments and onsite wellness coaching for health and care management companies, including wellness companies, disease management organizations, clinical research organizations and, health plans as they manage the health services of corporate and government employees;

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

As a provider of services to the health and insurance industries; our business is subject to seasonality, with second and third quarter sales typically dropping below other quarters due to a decline in activity during the summer months and fourth quarter sales typically the strongest of any quarter due to annual benefit renewal cycles.

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

    Under the wellness rules for the Affordable Care Act that took effect in January 2014, companies are permitted to offer a reward of up to 30 percent of health costs for employees who complete participatory programs including risk assessments or biometric tests such as Body Mass Index and waist measurements. The 2013 RAND Workplace Wellness Program Study also indicates that approximately half of all employers with 50 or more employees offer wellness programs, and almost half of employers with a wellness program conduct biometric screenings such as those provided by us. According to the 2013 Towers Watson-National Business Group on Health Employer Survey, more employers are considering offering financial rewards to encourage participation by employees and spouses in health management programs.

On September 30, 2013, we completed the sale of certain assets comprising our Portamedic service line. The Portamedic service line is accounted for as a discontinued operation in this Report. The operating results of Portamedic are segregated and reported as discontinued operations in the consolidated statements of operations for all periods presented.

Subsequent Events

On April 16, 2014, we entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with Clinical Reference Laboratory, Inc. (“CRL”) pursuant to which, among other things, we have agreed to sell certain assets comprising the Heritage Labs and Hooper Holmes Services business units (the “Business”) to CRL. Under the terms of the Alliance Agreement, CRL has agreed to pay $3.7 million in cash (the “Purchase Price”) for certain assets of the Business, which such assets exclude, among others, all accounts receivable, and to assume specified liabilities related to the Business. We will retain certain aspects of the sample kit assembly operations centering around the Health and Wellness segment and all other supply chain fulfillment capabilities, which continue to support Health and Wellness operations and other customers.

We also entered into a Limited Laboratory and Administrative Services Agreement (the “LLASA”) with CRL pursuant to which, among other things, CRL will become our exclusive provider, subject to certain exceptions, of laboratory testing and reporting services and will also provide administrative services in support of the Health and Wellness operations. We will become a member of CRL’s preferred provider network for wellness programs during the term of the LLASA. The LLASA will become effective upon the closing of the transaction contemplated by the Alliance Agreement (the “Effective Date”), and will continue for five years from such date and auto-renew for an additional five year renewal period unless sooner terminated by either party in accordance with the LLASA.

On May 13, 2014, we entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) for the sale to McElroy Deutsch Mulvaney & Carpenter, LLP (the “MDMC”) of the buildings, land, certain personal property and other interests comprising our Basking Ridge, New Jersey property (the “Property”) for an aggregate purchase price of $3.05 million (the “Purchase Price”). Upon entering into the Purchase and Sale Agreement, MDMC made an initial deposit of $75,000 of the Purchase Price with an escrow agent and will deposit an additional $75,000 of the Purchase Price with the escrow agent following the completion of a 40-day inspection period (the “Inspection Period”). The remaining $2.9 million of the Purchase Price will be paid by MDMC to the Company at the closing. Subject to satisfaction of customary closing conditions, the closing is expected to occur five days after the end of the Inspection Period but no later than July 11, 2014. The deposit is refundable to MDMC in certain circumstances. See Item 5 of Part II of this Report for additional disclosure regarding the Purchase and Sale Agreement.

Highlights for the Three Month Periods Ended March 31, 2014

Consolidated Financial Performance for the First Quarter of 2014

The following table summarizes the consolidated results of operations for the three month periods ended March 31, 2014 and 2014:

	Three Months Ended March 31,
(in thousands)	2014	2013
Revenues	$12,599	$12,359
Cost of operations	9,985	9,160
Gross profit	$2,614	$3,199
Selling, general and administrative expense	5,036	5,206
Restructuring	92	4
Other, net	(46)	(12)
Income tax expense	5	4
Loss from continuing operations	$(2,565)	$(2,027)
Loss from discontinued operations, net of tax	(120)	(533)
Net loss	$(2,685)	$(2,560)

For the three month period ended March 31, 2014, consolidated revenues were $12.6 million, representing an increase of approximately 1.9% from the prior year of $12.4 million. An increase in the Health and Wellness segment of $1.9 million was partially offset by decreases in Heritage Labs and Hooper Holmes Services of $0.6 million and $1.1 million, respectively.

Gross profit decreased by $0.6 million during the three month period ended March 31, 2014, primarily due to lower profits for Heritage Labs of $0.4 million and Hooper Holmes Services of $0.2 million. Gross profit for Health and Wellness was essentially flat for the three month periods ended March 31, 2014 and 2013.

Selling, general and administrative expense ("SG&A") for the three month period ended March 31, 2014 decreased $0.2 million to $5.0 million compared to the prior year period. The decrease is due to reduced consulting fees and efficiencies achieved in connection with the relocation of the corporate headquarters. The improvement in SG&A was offset by $1.1 million of transition costs, which were incurred in connection with the transition of the corporate headquarters to Olathe, Kansas.

Health & Wellness

Health & Wellness revenues in the first quarter of 2014 were $7.1 million, an increase of $1.9 million, or 37.7%, from the prior year period, reflecting higher volume in existing customers as well as the addition of new customer contracts. In the first quarter of 2014, Health & Wellness performed approximately 125,000 health screenings, compared to 93,000 health screenings in the prior year period, which represents an increase of 34.4% in the number of screenings performed. We have conducted screening events in every state in the U.S. as well as the District of Columbia and Puerto Rico. To date, we have certified approximately 4,000 of the examiners in our network to be “wellness certified” examiners.

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

We believe the market for health and wellness is likely to grow over the next three to five years, and that we are well positioned to increase revenues from our biometric screening and other related services given our unique set of assets, including our proprietary Health and Wellness technology platform and our national network of certified health professionals. However, the success of Health and Wellness will also depend in part upon the success of our sponsors and their health and care management initiatives to employers.

Heritage Labs

Heritage Labs services consist principally of performing tests of blood, urine and oral fluid specimens and the assembly and sale of kits used in the collection and transportation of such specimens. Heritage Labs revenues in the first quarter of 2014 were $2.5 million, a decrease of 19.8% as compared to the prior year period due to decreased revenue from both lab testing and kit assembly. The decline is due in large part to a decrease in demand for the Company's life insurance lab testing services and the loss of several life insurance customers. In the first quarter of 2014, approximately 60% of Heritage Labs revenue came from third-party lab testing and 40% came from the sale of specimen kits to third parties.

Hooper Holmes Services

Hooper Holmes Services revenues for the first quarter 2014 were $3.0 million, a decrease of 26.5% in comparison to the prior year period. Hooper Holmes Services qualifies and interviews insurance applicants by compiling health histories and collecting medical records. We also provide outsourced underwriting services to several large insurance companies.

Business Outlook for 2014

We see the Health and Wellness business as the cornerstone of our growth opportunities. The United States spends more on healthcare than any other country, with more than 75% of healthcare costs due to chronic conditions. With the focus on health care cost management and the risk of reduced productivity in the workplace from health issues arising in an employee population, we believe employers of all sizes will adopt health and wellness programs at an increasing rate.

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

A key strength of ours is a network of health professionals in all 50 states. We have signed national agreements with retail clinics and local lab offices, giving our customers more options for remote screenings. Due to our national network of health professionals, we have a presence in locations across the United States, with supply chain capabilities that allow us to stock, calibrate, pack and ship the materials our people need to collect accurate health information.

We monitor operational performance and are constantly refining metrics to improve operational performance. We believe our attention to the details of a Health and Wellness event, from the set-up, staffing, and follow-up post event, contributes to making our services efficient and effective.

We continue to focus our attention on our long-term strategy and believe we have the necessary assets to make the most of our immediate opportunities while positioning the Company for long-term growth. We are also transitioning out of the life insurance industry to focus on the Health and Wellness business. As a part of the transition, we plan to reduce our legacy fixed cost structure previously required to support the life insurance aspects of our operations.

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

In the first quarter of 2014, we tracked:

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three month periods ended March 31, 2014 and 2013

The table below sets forth our revenue by segment for the periods indicated.

(in thousands)	For the Three Months Ended March 31,
	2014	2013	% Change

Health and Wellness	$7,089	$5,150	37.7%
Heritage Labs	2,522	3,145	(19.8)%
Hooper Holmes Services	2,988	4,064	(26.5)%
Total	$12,599	$12,359	1.9%

Consolidated revenues for the three month period ended March 31, 2014 were $12.6 million, an increase of $0.2 million, or 1.9%, from the prior year period. An increase in the Health and Wellness segment of $1.9 million was partially offset by decreases in Heritage Labs and Hooper Holmes Services of $0.6 million and $1.1 million, respectively.

Health & Wellness

Health & Wellness revenues in the first quarter of 2014 were $7.1 million, an increase of $1.9 million, or 37.7%, compared to $5.2 million in the prior year period. The increase is due to higher volume in existing customers as well as the addition of new customer contracts.

Our revenue increase in the three month period ended March 31, 2014, as compared to the prior year period, is primarily due to an increased number of screenings. Health & Wellness performed 34.4% more health screenings in the first quarter of 2014 compared to the first quarter of 2013 (125,000 in first quarter of 2014 vs. 93,000 in first quarter of 2013).

Heritage Labs

Heritage Labs revenues in the first quarter of 2014 were $2.5 million, a decrease of $0.6 million, or 19.8%, compared to the prior year period.

During the first quarter of 2014, revenue from lab testing (approximately 60% of total Heritage Labs revenue in the first quarter of 2014) decreased 20.4% in comparison to the prior year period. Heritage Labs tested 20.9% fewer specimens in the first quarter of 2014 compared to the prior year period (91,000 in the first quarter of 2014 vs. 115,000 in the first quarter of 2013), These declines are due in large part to a decrease in demand for the Company's life insurance lab testing services and the loss of several life insurance customers. Heritage Labs average revenue per specimen tested was consistent in the first quarter of 2014 compared to the prior year period ($16.59 in the first quarter of 2014 vs. $16.55 in the first quarter of 2013).

During the first quarter of 2014, revenue from lab kit assembly (approximately 40% of Heritage Labs revenue in the first quarter of 2014) decreased 19.0% as compared to the prior year period. The decline in lab kit assembly is also due to decreased demand for life insurance lab testing services and the loss of life insurance customers.

Hooper Holmes Services

Hooper Holmes Services revenues for the first quarter of 2014 were $3.0 million, a decrease of 26.5% from the prior year period. The segment experienced declines across all service lines due to a decrease in the demand for our services in the life insurance industry. The decrease is primarily attributable to the attending physician statements, tele-underwriting/interviewing and underwriting service lines.

Cost of Operations

Consolidated cost of operations for the three month period ended March 31, 2014 was $10.0 million, compared to $9.2 million for the prior year period. The table below sets forth our costs of operations by segment.

(in thousands)	For the Three Months Ended March 31,
	2014	% of Revenue	2013	% of Revenue
Health & Wellness	$5,520	77.9%	$3,551	69.0%
Heritage Labs	1,883	74.7%	2,131	67.8%
Hooper Holmes Services	2,582	86.4%	3,478	85.6%
Total	$9,985	79.3%	$9,160	74.1%

Cost of operations, as a percentage of revenue, increased to 79.3% for the three month periods ended March 31, 2014 compared to 74.1% for the prior year period.

Health & Wellness cost of operations increased as a percentage of revenues to 77.9% for the three months ended March 31, 2014 as compared to the prior year periods. A portion of the increase corresponds to the product mix, where we saw a higher volume in events with fingerstick testing, which has a higher per unit cost per screening than venipuncture. Health and Wellness also experienced increases in the cost of materials as a result of product mix and higher per unit labor and travel costs for field specialists and examiners.

Heritage Labs cost of operations increased as a percentage of revenues to 74.7% for the three months ended March 31, 2014 as compared to the prior year period. The increase is primarily attributable to the effect of reduced sample volume and reduced life-insurance related revenues against the fixed costs needed to provide laboratory testing services.

Hooper Holmes Services cost of operations increased as a percentage of revenues to 86.4% for the three month periods ended March 31, 2014 compared to the prior year period. The increase is primarily attributable to revenues declining at a rate greater than its associated costs, a significant component of which is fixed.

Selling, General and Administrative Expenses from Operations

(in thousands)	For the Three Months Ended March 31,		Increase
	2014	2013	2014 vs. 2013
Selling, general and administrative expenses	$5,036	$5,206	$(170)

Consolidated SG&A expenses for the three month period ended March 31, 2014 decreased $0.2 million to $5.0 million compared to the prior year period. The decrease is due to reduced corporate headcount at the headquarters in Olathe, Kansas, lower consulting services, and reduced legal fees. These improvements were partially offset by an increase in salaries within the Health and Wellness segment.

Included in consolidated SG&A for the three month period ended March 31, 2014 were $1.1 million of transition costs, which were incurred in connection with the relocation of the corporate headquarters to Olathe, Kansas. The Company relocated its headquarters to Olathe, Kansas during the first quarter of 2014, where the Health and Wellness facilities are located. The transition costs primarily include the salaries of individuals located in the former corporate headquarters as well as costs associated with operating the real estate that was held for sale in Basking Ridge, New Jersey.

Operating Loss

Our consolidated operating loss for the three month period ended March 31, 2014 was $2.5 million, compared to a consolidated operating loss for the three month period ended March 31, 2013 of $2.0 million. The increase is due to lower gross profit primarily from the Heritage Labs and Hooper Holmes Services segments.

Loss from Continuing Operations

Loss from continuing operations for the three month period ended March 31, 2014 was $2.6 million, or $0.04 per share on both a basic and diluted basis, compared to a net loss of $2.0 million, or $0.03 per share on both a basic and diluted basis, in the same period of the prior year.

Discontinued Operations

Discontinued operations, net, was a loss of $0.1 million and $0.5 million for the three month periods ended March 31, 2014 and 2013, respectively. The loss for the three month period ended March 31, 2014 relates primarily to the write off of the remaining balance on the first Holdback Amount that was recorded in adjustment to gain on sale of Portamedic and subsidiary in the consolidated results of operations. The loss for the three month period ended March 31, 2013 represents the results of operations during that period for the Company's Portamedic service line that was sold to Piston on September 30, 2013.

Net Loss

Net loss for each of the three month periods ended March 31, 2014 was $2.7 million, or $0.04 per share on both a basic and diluted basis, compared to a net loss of $2.6 million, or $0.04 per share on both a basic and diluted basis for the three month periods ended March 31, 2013.

Liquidity and Capital Resources

Our primary sources of liquidity are our cash and cash equivalents and our 2013 Loan and Security Agreement, as amended (collectively the “2013 Loan and Security Agreement”) . At March 31, 2014, our working capital was $6.7 million before adjustment for assets and liabilities held for sale. Our current ratio as of March 31, 2014 was 1.8 to 1. Available borrowing capacity was $3.1 million based on Eligible Receivables as of March 31, 2014. As of March 31, 2014, there were no borrowings outstanding under the 2013 Loan and Security Agreement. We have managed our liquidity during this period through a series of cost reduction initiatives along with access to the 2013 Loan and Security Agreement.

We present and discuss our cash flows inclusive of the Portamedic service line, which is the way our cash flows have been presented historically. Given the nature of our business, we have not historically separated much of our working capital by service line and thus we are not able to reliably distinguish between continuing and discontinued operations in our consolidated statements of cash flows for the three months ended March 31, 2013. As such, changes in accounts payable, accounts receivable, inventory and other financial line items associated with the Portamedic service line may impact future cash flow statement presentation. We provide information about the impact of Portamedic on our cash flows below in the discussion of our cash flows from operating, investing and financing activities. Activity affecting our cash flows for the three month period ended March 31, 2014 include:

•	a net loss of $2.7 million offset by non-cash charges of $0.4 million in depreciation expense and $0.1 million in share-based compensation expense;

•	an increase in accounts receivable of $0.7 million; and

•	capital expenditures of $0.3 million.

These uses of cash were partially offset by a combined net increase in accounts payable and accrued expenses of $1.3 million. In addition, we received $0.7 million for payment of the first Holdback Amount during the three month period ended March 31, 2014.

2013 Loan and Security Agreement

We maintain a three year 2013 Loan and Security Agreement with Keltic Financial Partners II, LP (“Keltic Financial”). Borrowings under the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The amount available for borrowing may be less than the $10 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  We have an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables (as defined in the 2013 Loan and Security Agreement) up to $10 million under this facility.   Eligible Receivables do not include Heritage Labs receivables, certain Hooper Holmes Services receivables, and other receivables deemed ineligible by the lender. Eligible Receivables include only billed receivables and concentration limits such that borrowing capacity may be affected by the our billing and revenue cycles. As of March 31, 2014, the lender applied a discretionary reserve of $0.5 million.

We are also working with Keltic Financial to modify the financial covenants of the 2013 Loan and Security Agreement in an effort to be more in-line with the operations and strategy going forward. If we are not able to successfully execute favorable amendments to the existing credit facility, our borrowing capacity may be limited. Because unbilled receivables are not considered Eligible Receivables, our borrowing capacity can fluctuate in accordance with our monthly billing cycles.

The 2013 Loan and Security Agreement contains various covenants, including financial covenants which required us to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation and amortization) beginning with the twelve months ending June 30, 2014 as the first measurement date. The lender recently waived the quarterly minimum EBITDA covenants for the fiscal period ended December 31, 2014. We continue to have limitations on the maximum amount of unfunded capital expenditures for each fiscal year.

Sale of Assets - Heritage Labs and Hooper Holmes Services

On April 16, 2014, we entered into a Strategic Alliance Agreement with CRL pursuant to which, among other things, we have agreed to sell certain assets comprising the Heritage Labs and Hooper Holmes Services business units to CRL. Under the Alliance Agreement, CRL has agreed to pay $3.7 million in cash for certain assets of the Business, which such assets exclude, among others, all accounts receivable, and to assume specified liabilities related to the Business. This transaction will provide us with additional capital to invest as we focus on growth supporting Health and Wellness operations. We will retain certain aspects of the sample kit assembly operations centering around the Health and Wellness segment and all other supply chain fulfillment capabilities, which continue to support Health and Wellness operations and other customers.

Sale of Basking Ridge Real Estate

On May 13, 2014, we entered into a Purchase and Sale Agreement with MDMC for the sale of the Company’s Basking Ridge, New Jersey property for an aggregate purchase price of $3.05 million. Upon entering into the Purchase and Sale Agreement, MDMC made an initial deposit of $75,000 of the Purchase Price with an escrow agent and will deposit an additional $75,000 of the Purchase Price with the escrow agent following the completion of a 40-day Inspection Period. The remaining $2.9 million of the Purchase Price will be paid by MDMC to the Company at the closing. Subject to satisfaction of customary closing conditions, the closing is expected to occur five days after the end of the Inspection Period but no later than July 11, 2014. This transaction will provide us with additional capital to invest as we focus on growth supporting Health and Wellness operations.

Liquidity Considerations

The Health and Wellness business sells through wellness, disease management and insurance companies who ultimately have the relationship with the end customer. Our current services are aggregated with its partners' offerings to provide a total solution. As such, our success is largely dependent on that of its partners. The loss of business from key customers can negatively affect our financial condition, results of operations or cash flows.

Through the focus on the Health and Wellness sector, we believe we will be able to capitalize on the opportunities that exist in the Health and Wellness sector given the macro-economic focus on health care costs and improving the efficiency of health care delivery in the United States to grow revenue.

We may not realize the benefits from the consolidation in Kansas and control the costs of transition, grow the Health and Wellness business as we seeks to streamline operations and improve efficiency through increased revenue and cost reduction initiatives. We may also not have sufficient Eligible Receivables and the lender may increase reserves such that we may not be able to borrow under the 2013 Loan and Security Agreement. These and other factors could adversely affect liquidity and the ability to generate cash flow in the future.

Based on the anticipated level of future revenues and gross profits, anticipated cost reduction initiatives, cash proceeds in connection with the Alliance Agreement, the sale of the Basking Ridge, New Jersey real estate, and existing cash and cash equivalents and borrowing capacity, we believe we have sufficient funds to meet our cash needs to fund operation expenses and capital expenditures for the twelve months following March 31, 2014.

Cash Flows from Operating, Investing and Financing Activities

We discuss below the cash flows from operating, investing and financing activities for the three months ended March 31, 2013, inclusive of discontinued operations relating to the sale of Portamedic. As a result of our relocation to Kansas and related restructuring activities, future cash flows from operating, investing and financing activities may be materially different from the cash flows from operating, investing and financing activities for the three months ended March 31, 2014. Since we historically have not tracked accounts receivable, accounts payable and other accounts by service line, our continuing operations and the Portamedic service line had customers and suppliers in common, and our continuing and discontinued operations shared certain selling, general and administrative services, we do not have reliable information for the historical impact of Portamedic on our cash flows. We also feel that without the discontinued Portamedic operations and with planned selling, general and administrative cost reductions, cash flow from operations will improve.

Cash Flows from Operating Activities

For the three month period ended March 31, 2014, net cash used in operating activities was $1.7 million, compared to $3.2 million in the prior year period.

The net cash used in operating activities for the three month period ended March 31, 2014 reflects a net loss of $2.7 million, and non-cash charges of $0.4 million in depreciation expense and $0.1 million in share-based compensation expense. Changes in working capital included:

•
an increase in accounts receivable of $0.7 million. Our consolidated days sales outstanding (“DSO”), measured on a rolling 90-day basis, was 61.5 days at March 31, 2014, compared to 47.8 days at December 31, 2013 and 48.5 days at March 31, 2013. The increase in DSO at March 31, 2014 was a result of several Health and Wellness customers with extended payment terms. Historically, our accounts receivable balances and our DSO are near their highest point in September and their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out.

•	a combined net increase in accounts payable and accrued expenses of $1.3 million.

Cash Flows provided by (used in) Investing Activities

We used $0.3 million for the three month periods ended March 31, 2014 and 2013 for capital expenditures. For the three month period ended March 31, 2014, we also received $0.7 million for payment of the first Holdback Amount.

Cash Flows provided by (used in) Financing Activities

Cash provided by financing activities for the three month period ended March 31, 2014 includes $0.02 million related to proceeds from stock option exercises. Cash used in financing activities for the three month period ended March 31, 2013 primarily represents costs associated with our 2009 Loan and Security Agreement and a reduction in capital lease obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchases

We did not purchase any shares of our common stock during the three month periods ended March 31, 2014 and 2013.

Dividends

No dividends were paid during the three month periods ended March 31, 2014 and 2013. We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2013 Loan and Security Agreement with Keltic Financial described in Note 9 to the unaudited interim consolidated financial statements.

Contractual Obligations

The following table sets forth our schedule of contractual obligations at March 31, 2014, including future minimum lease payments under non-cancelable operating leases and employment contract payments.

(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$7,438	$1,712	$4,622	$1,104	$—
Employment Contracts	595	595	—	—	—
Total	$8,033	$2,307	$4,622	$1,104	$—

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There were no changes to our critical accounting policies during the three month period ended March 31, 2014. Such policies are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 9 to the unaudited interim consolidated financial statements and Item 2 of Part I included in this Report. Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations. Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings. As of March 31, 2014, there were no in borrowings outstanding.

As of March 31, 2014, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company's disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting as described below. Notwithstanding the material weakness described below, management has concluded that our consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented and that they may still be relied upon.

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

While the material weakness continues to exist, the Company has taken steps to address this weakness in internal control. The Company has hired consulting resources to assist with financial reporting and accounting tasks, has hired a new Controller and are adding additional finance and accounting staff in the new headquarters in Olathe, Kansas. The Company has also increased the internal training and awareness with the management team to ensure that our control environment is continually improving.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, there have not been any changes in our internal controls over financial reporting, other than the following:

As noted in this Report, the Company relocated its headquarters to Olathe, Kansas during the first quarter of 2014. In conjunction with this move, the Company reassigned and transitioned individual responsibilities to personnel located in Olathe, Kansas from the previous corporate headquarters in Basking Ridge, New Jersey.  These measures impacted the internal control over financial reporting process as individual responsibilities have been re-assigned to address financial reporting needs.

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

On July 30, 2013, a complaint was filed against the Company in the California Superior Court, San Bernadino County, on behalf of a putative class of employees alleging, among other things, that the Company failed to pay wages and other compensation as required by state law. The complaint seeks award of an unspecified amount of damages and penalties. The Company has denied all of the allegations in the case and believes them to be without merit. In January 2014, the Superior Court referred the parties to mediation and a mediation date of July 17, 2014 is scheduled. The Superior Court also set a trial date of August 10, 2015. The claim is not covered by insurance, and as a result, the Company is incurring legal costs to defend the litigation.

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

Readers should carefully consider, in connection with the other information in this Report, the risk factors disclosed in Item 1A. “Risk Factors” in our 2013 Annual Report on Form 10-K. There are no material changes to such risk factors, other than the addition of the following risk factor:

Failure to complete the sale of our Heritage Labs and Hooper Holmes Services businesses could negatively impact our stock price and our future business and financial results.
On April 16, 2014, we entered into an agreement with Clinical Reference Laboratory, Inc. to sell the assets and businesses of Heritage Labs and Hooper Holmes Services. The closing of this transaction is subject to various conditions which both sides are required to satisfy. Although the conditions are customary for a transaction of this type and we expect the sale to be completed in the late second quarter or early third quarter of 2014, there can be no assurance that the transaction will close in a timely manner or at all. Until the closing of the sale, the focus of our management on completing the transaction may preclude us from pursuing, or limit our ability to pursue, other opportunities that could be beneficial to the Company. In addition, if the transaction is not completed, our Health and Wellness business may be adversely affected and become subject to several risks, including the following:

•
We would not be able to focus exclusively on our Health and Wellness operations, which could negatively impact our ability to execute our strategy. We may need to direct management and financial resources to the Heritage Labs and Hooper Holmes Services businesses, which would reduce the resources we could devote to the Health and Wellness business;

•
We intend to use the net proceeds from the sale to invest in Health and Wellness; if the sale does not close, there cannot be any assurance that we could obtain equivalent funding from our operations or other sources; and

•
We would be required to pay costs and expenditures relating to the transaction, including legal, accounting and financial advisory and other costs, without receiving proceeds from the transaction, which would reduce the funds available for investment in the Health and Wellness business. Our operating results also would be adversely affected, as such fees, expenses and other costs would be expensed, without any offsetting income.

If the sale does not close, we cannot assure you that these risks and others will not materialize and will not materially adversely affect our business operations, our financial results and the price of our stock.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales or repurchases of equity securities during the fiscal quarter ended March 31, 2014.

ITEM 3	Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2014.

ITEM 4	Mine Safety Disclosure

Not applicable.

ITEM 5	Other Information

The information set forth below is included herewith for the purpose of providing the disclosure required by Form 8-K with respect to the event described below, which occurred within four (4) business days of the filing of this Report. The Company is providing such disclosure in this Report in lieu of filing a Current Report on Form 8-K to report such event. The item number and heading referenced below corresponds to the applicable item number and heading of Form 8-K under which such event is required to be disclosed.

Item 1.01.    Entry into a Material Definitive Agreement.

On May 13, 2014, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) for the sale to McElroy Deutsch Mulvaney & Carpenter, LLP (the “MDMC”) of the buildings, land, certain personal property and other interests comprising the Company’s Basking Ridge, New Jersey property (the “Property”) for an aggregate purchase price of $3.05 million (the “Purchase Price”). Upon entering into the Purchase and Sale Agreement, MDMC made an initial deposit of $75,000 of the Purchase Price with an escrow agent and will deposit an additional $75,000 of the Purchase Price with the escrow agent following the completion of a 40-day inspection period (the “Inspection Period”). The remaining $2.9 million of the Purchase Price will be paid by MDMC to the Company at the closing. Subject to satisfaction of customary closing conditions, the closing is expected to occur five days after the end of the Inspection Period but no later than July 11, 2014. The Company has agreed to not solicit or enter into any other contract or contract negotiations regarding the Property prior to closing.

MDMC may terminate the Purchase and Sale Agreement: (i) for any reason at any time prior to the end of the Inspection Period; (ii) if there are any items with respect to the Property (excluding certain permitted exceptions) that would prevent MDMC from receiving title to the Property free and clear of any mortgages, liens, claims, or encumbrances and such items remain uncured for the period of time set forth in the Purchase and Sale Agreement; or (iii) if, prior to the closing date, all or any portion of the Property is taken by eminent domain or is damaged, destroyed by fire or other casualty. In each such event, MDMC will be entitled to a refund of any amounts deposited pursuant to the Purchase and Sale Agreement. MDMC will be entitled to a refund of, or the Company will be entitled to retain, such deposited amounts if the other party fails or refuses to close title as required by the terms of the Purchase and Sale Agreement, or the other party otherwise is in default under the Purchase and Sale Agreement so that MDMC or the Company, as applicable, has the right to refuse to close title.

The Purchase and Sale Agreement also contains representations, warranties and indemnification obligations of the parties customary for transactions similar to those contemplated by the Purchase and Sale Agreement. Such representations and warranties are made solely for purposes of the Purchase and Sale Agreement and, in some cases, may be subject to qualifications and limitations agreed to by the parties in connection with the negotiated terms of the Purchase and Sale Agreement and may have been qualified by disclosures that were made in connection with the parties’ entry into the Purchase and Sale Agreement.

In addition, certain representations and warranties set forth in the Purchase and Sale Agreement may have been used for purposes of risk-allocation between the parties rather than establishing matters of fact. The representations and warranties contained in the Purchase and Sale Agreement were made solely for the benefit of the parties thereto. Persons not party to the Purchase and Sale Agreement, including, without limitation, the Company’s shareholders and other investors, should not rely on the representations and warranties contained in the Purchase and Sale Agreement, or any descriptions thereof, including those contained in this Item 5 of Part II of this Report, as characterizations of the actual facts or conditions applicable to the Company or the Property.

The foregoing description of the Purchase and Sale Agreement is qualified in its entirety by reference to the full text of the Purchase and Sale Agreement, a copy of which is filed as Exhibit 10.2 to this Report and is incorporated herein by reference.

ITEM 6	Exhibits

Exhibit No.	Description of Exhibit

2.1
Strategic Alliance Agreement dated April 16, 2014 by and among Hooper Holmes, Inc., Heritage Labs International, LLC (“HLI”), Mid-America Agency Services, Incorporated and Clinical Reference Laboratory, Inc.

10.1	Limited Laboratory and Administrative Services Agreement dated April 16, 2014 by and between Hooper Holmes, Inc. and Clinical Reference Laboratory, Inc.**

10.2	Purchase and Sale Agreement dated May 13, 2014 by and between Hooper Holmes, Inc. and McElroy Deutsch Mulvaney & Carpenter, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Label Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

** Portions of this exhibit containing confidential information have been omitted and filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hooper Holmes, Inc.

Dated: May 15, 2014

By: /s/ Henry E. Dubois
Henry E. Dubois
Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Tom Collins
Tom Collins
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)