Form 10-Q/A
period 2014-03-31
HOOPER HOLMES INC
filed 2014-06-23
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

The number of shares outstanding of the Registrant’s common stock as of April 30, 2014 was:
Common Stock, $.04 par value - 70,410,649 shares

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to the Quarterly Report on Form 10-Q of Hooper Holmes, Inc. (the “Company”) for the quarterly period ended March 31, 2014, initially filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2014 (the “Original Filing”), is being filed to update Exhibit 10.1 to the Original Filing (the “Exhibit”). The Exhibit sets forth a copy of the Limited Laboratory and Administrative Services Agreement dated April 16, 2014 by and between Hooper Holmes, Inc. and Clinical Reference Laboratory, Inc. (the “LLASA”). The LLASA defines “Chronic Failure” by reference to the definition of such term contained in Exhibit A of the SASA and Exhibit B of the SLSA (each as defined in the LLASA). The Company is filing this Form 10-Q/A to include such exhibits with the Exhibit.

The updated Exhibit is filed as Exhibit 10.1 with this Form 10-Q/A. In addition, pursuant to the rules of the SEC, currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002, are filed as Exhibits 31.1 and 31.2, respectively, with this Form 10-Q/A.

Except as described above, no other changes or updates have been made to the Original Filing. This Form 10-Q/A does not reflect events that may have occurred subsequent to the filing of the Original Filing. Accordingly, this Form 10-Q/A must be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing date of the Original Filing, including amendments to those filings, if any.

ITEM 6	Exhibits

Exhibit No.	Description of Exhibit

10.1	Limited Laboratory and Administrative Services Agreement dated April 16, 2014 by and between Hooper Holmes, Inc. and Clinical Reference Laboratory, Inc.**

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

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

Hooper Holmes, Inc.

Dated: June 23, 2014	By: /s/ Tom Collins
Tom Collins
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)