Form 10-Q
period 2014-06-30
HOOPER HOLMES INC
filed 2014-08-14
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares outstanding of the Registrant's common stock as of July 31, 2014 was:
Common Stock, $.04 par value - 70,881,353 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES

PART I - Financial Information

Item 1. Financial Statements (unaudited)

Hooper Holmes, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,137	$3,970
Accounts receivable, net of allowance for doubtful accounts of $205 and $153 at June 30, 2014 and December 31, 2013, respectively	6,518	8,398
Inventories	574	596
Other current assets	1,788	1,597
Assets held for sale	1,866	2,302
Total current assets	13,883	16,863

Property, plant and equipment	11,157	12,118
Less: Accumulated depreciation and amortization	8,376	9,165
Property, plant and equipment, net	2,781	2,953

Other assets	864	1,830
Total assets	$17,528	$21,646

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,833	$3,440
Accrued expenses	4,095	4,036
Total current liabilities	7,928	7,476
Other long-term liabilities	1,395	870
Commitments and contingencies (Note 10)

Stockholders' Equity:
Common stock, par value $.04 per share; Authorized: 240,000,000 shares; Issued: 70,887,448 shares and 70,382,544 shares at June 30, 2014 and December 31, 2013, respectively; Outstanding: 70,878,053 shares and 70,373,149 shares at June 30, 2014 and December 31, 2013, respectively.	2,835	2,815
Additional paid-in capital	150,618	150,235
Accumulated deficit	(145,177)	(139,679)
	8,276	13,371
Less: Treasury stock, at cost; 9,395 shares at June 30, 2014 and December 31, 2013	(71)	(71)
Total stockholders' equity	8,205	13,300
Total liabilities and stockholders' equity	$17,528	$21,646

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Revenues	$6,679	$4,344	$13,977	$9,727
Cost of operations	4,529	3,137	10,171	6,870
Gross profit	2,150	1,207	3,806	2,857
Selling, general and administrative expenses	4,038	4,556	8,407	9,005
Restructuring charges	—	305	92	305
Operating loss from continuing operations	(1,888)	(3,654)	(4,693)	(6,453)
Other expense:
Interest expense	(1)	(25)	(3)	(26)
Interest income	1	1	2	4
Other expense, net	(50)	(81)	(94)	(94)
	(50)	(105)	(95)	(116)
Loss from continuing operations before income taxes	(1,938)	(3,759)	(4,788)	(6,569)
Income tax expense	5	4	10	9
Loss from continuing operations	(1,943)	(3,763)	(4,798)	(6,578)

Discontinued operations:
Adjustment to gain on sale of Portamedic and subsidiary	—	75	(150)	75
Loss from discontinued operations, net of tax	(870)	(1,314)	(550)	(1,059)
Loss from discontinued operations	(870)	(1,239)	(700)	(984)
Net loss	$(2,813)	$(5,002)	$(5,498)	$(7,562)
Basic and diluted earnings (loss) per share:
Continuing operations
Basic	$(0.03)	$(0.05)	$(0.07)	$(0.09)
Diluted	$(0.03)	$(0.05)	$(0.07)	$(0.09)
Discontinued operations
Basic	$(0.01)	$(0.02)	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.02)	$(0.01)	$(0.01)
Net loss
Basic	$(0.04)	$(0.07)	$(0.08)	$(0.11)
Diluted	$(0.04)	$(0.07)	$(0.08)	$(0.11)

Weighted average number of shares - Basic	70,586,942	69,845,277	70,499,282	69,840,332
Weighted average number of shares - Diluted	70,586,942	69,845,277	70,499,282	69,840,332

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,498)	$(7,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustment to gain on sale of Portamedic and subsidiary	150	—
Depreciation and amortization	652	1,260
Amortization of deferred financing fees	177	131
Provision for bad debt expense	62	84
Share-based compensation expense	373	213
Impairment of long-lived assets, loss on disposal of fixed assets and other	35	303
Change in assets and liabilities:
Accounts receivable	1,819	2,288
Inventories	22	(58)
Other assets	47	(349)
Accounts payable, accrued expenses and other liabilities	982	(908)
Net cash used in operating activities	(1,179)	(4,598)
Cash flows from investing activities:
Capital expenditures	(423)	(630)
Proceeds from the sale of Portamedic	743	—
Net cash provided by (used in) investing activities	320	(630)
Cash flows from financing activities:
Borrowings under credit facility	—	23,311
Payments under credit facility	—	(20,393)
Payments on capital lease obligations	(2)	(86)
Proceeds related to the exercise of stock options	28	—
Debt financing fees	—	(967)
Net cash provided by (used in) financing activities	26	1,865

Net decrease in cash and cash equivalents	(833)	(3,363)
Cash and cash equivalents at beginning of period	3,970	8,319
Cash and cash equivalents at end of period	$3,137	$4,956

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$67	$170
Fixed assets acquired by capital lease	$—	$62
Supplemental disclosure of cash paid during period for:
Income taxes	$—	$52

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
June 30, 2014
(unaudited)

Note 1: Basis of Presentation

Hooper Holmes, Inc. (“Hooper Holmes” or the "Company”) provides on-site health screenings, laboratory testing, risk assessment and sample collection services to individual employees through health and care management companies, including broker and wellness companies, disease management organizations, reward administrators, third party administrators, clinical research organizations and, health plans as part of comprehensive health and wellness programs offered through corporate and government employers.  Hooper Holmes provides these services through a national network of health professionals.

As a provider of services within the health and health insurance industries, the Company's business is subject to seasonality, with the second quarter sales typically dropping below the other quarters due to a decline in activity during the summer months and fourth quarter sales typically the strongest quarter due to annual benefit renewal cycles.

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

The results of operations for the three and six month periods ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

On September 30, 2013, the Company completed the sale of certain assets comprising its Portamedic service line. The Portamedic service line is accounted for as a discontinued operation in this Report. Accordingly, the operating results of Portamedic are segregated and reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented. For further discussion, refer to Note 6.

Sale of Assets - Heritage Labs and Hooper Holmes Services

On April 16, 2014, the Company entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with Clinical Reference Laboratory, Inc. (“CRL”) pursuant to which, among other things, the Company has agreed to sell certain assets comprising the Company’s Heritage Labs and Hooper Holmes Services business units (the “Business”) to CRL. Under the terms of the Alliance Agreement, CRL has agreed to pay $3.7 million in cash for certain assets of the Business, which such assets exclude, among others, all accounts receivable, and to assume specified liabilities related to the Business. The net book value of assets to be sold was approximately $1.1 million as of June 30, 2014, consisting primarily of inventory and property, plant and equipment. The transaction is expected to close in the third quarter of 2014.

The assets to be sold to CRL qualified as assets held for sale in April 2014, and the sale of the Business to CRL is accounted for as discontinued operations in this Report. The sale of Heritage Labs and Hooper Holmes Services to CRL represents a strategic shift in the Company's ongoing operations. Accordingly, the operating results of Heritage Labs and Hooper Holmes Services are segregated and reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented. For further discussion, refer to Note 6.

Prior to this Report, but subsequent to the sale of Portamedic on September 30, 2013, the Company has previously reported its financial results in three segments: Health and Wellness, Heritage Labs and Hooper Holmes Services. Pursuant to the Alliance Agreement with CRL, among other things, the Company has agreed to sell certain assets comprising the Company’s Heritage Labs and Hooper Holmes Services business units, which represent the Heritage Labs and Hooper Holmes Services reportable segments. As the Heritage Labs and Hooper Holmes Services reportable segments have been reported as discontinued operations in this Report, segment information is no longer provided for Heritage Labs and Hooper Holmes Services. The Company has also reassessed its segment reporting following the Alliance Agreement with CRL to align with the information that is regularly reviewed. Subsequent to the closing of the Alliance Agreement with CRL, the Company expects to have one segment, consisting of the Health and Wellness operations.

Sale of Basking Ridge Real Estate

On May 13, 2014, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) for the sale to McElroy Deutsch Mulvaney & Carpenter, LLP (the “MDMC”) of the buildings, land, certain personal property and other interests comprising the Company’s Basking Ridge, New Jersey property for an aggregate purchase price of $3.05 million. On July 18, 2014, the Company and MDMC entered into an amendment to the Purchase and Sale Agreement that provides for the Company to deposit into an escrow account at closing an aggregate of $0.3 million of the purchase price to satisfy amounts paid by MDMC in connection with certain repairs and other expenses identified in the course of the property inspection. The sale closed on August 7, 2014 resulting in cash proceeds of $2.54 million, which is net of customary closing costs and broker fees. The Basking Ridge real estate was classified as assets held for sale as of June 30, 2014.

Subsequent Event - Amendment to the 2013 Loan and Security Agreement

On July 9, 2014, the Company entered into the Second Amendment to the 2013 Loan and Security Agreement (the "Second Amendment") with ACF FinCo I LP ("ACF"), the assignee of Keltic Financial Partners II, LP ("Keltic Financial"). The Second Amendment amends the terms and conditions of the 2013 Loan and Security Agreement dated as of February 28, 2013, and as amended on March 28, 2013 (as amended, the "2013 Loan and Security Agreement"). The following summarizes certain terms of the Second Amendment:

•
The negative covenant regarding the Company's EBITDA has been amended and restated in its entirety to provide that the Company agrees that EBITDA, as of and for each twelve consecutive calendar month period ending on the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2015, shall not be less than $100,000.

•
The Borrowing Base (as defined in the 2013 Loan and Security Agreement) has been amended to include an amount of Unbilled Eligible Receivables (as defined in the 2013 Loan and Security Agreement) not to exceed the least of (i) fifty percent of the aggregate amount of Unbilled Eligible Receivables; (ii) $2,500,000; and (iii) fifty percent of the Borrowing Base as most recently previously calculated. Inclusion of Unbilled Eligible Receivables is expected to increase the Company's borrowing capacity.

•
The definition of EBITDA has been amended and will (i) be calculated as net income before interest expense, taxes, depreciation and amortization, and (ii) include any gains or losses resulting from the sale of any owned real estate or from the sale of all or substantially all of the assets constituting the Company's Heritage Labs and Hooper Holmes Services businesses.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014- 08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" to change the criteria for reporting discontinued operations. Under the new guidance, only disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations should be reported as discontinued operations in the financial statements. Additionally, the new guidance removes the condition that an entity may not have any significant continuing involvement in the operations of the component after the disposal transaction. The new guidance requires expanded disclosures for discontinued operations, as well as disclosures about the financial effects of significant disposals that do not qualify for discontinued operations. The Company early adopted the guidance as of January 1, 2014 and has applied the guidance in ASU 2014-08 to the accounting for the sale of Heritage Labs and Hooper Holmes Services to CRL and presentation of discontinued operations.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This new guidance is effective for the Company in the first quarter of 2017, with no early adoption permitted. The Company is currently evaluating the effect that ASU 2014-09 will have on the consolidated financial statements and related disclosures.

Note 2: Liquidity

The Company's primary sources of liquidity are cash and cash equivalents and the 2013 Loan and Security Agreement. At June 30, 2014, the Company had $3.1 million in cash and cash equivalents, $6.0 million of working capital and no outstanding debt.

For the three and six month periods ended June 30, 2014, the Company incurred losses from continuing operations of $1.9 million and $4.8 million, respectively. The Company’s net cash used in operating activities for the six month period ended June 30, 2014 was $1.2 million. The Company has managed its liquidity through a series of cost reduction and accounts receivable collection initiatives along with access to the 2013 Loan and Security Agreement.

Transition Initiatives

During the three and six month periods ended June 30, 2014, the Company incurred $0.4 million and $1.5 million, respectively, of costs, which are recorded in selling, general and administrative expenses in the consolidated statement of operations, in connection with the relocation of its corporate headquarters to Olathe, Kansas, and contributed to the loss from continuing operations during the 2014 periods presented. The Company relocated its headquarters to Olathe, Kansas during the first quarter of 2014, where the Health and Wellness facilities are located. Costs incurred during the second quarter of 2014 relate to expenses associated with maintaining the Basking Ridge, New Jersey real estate and ongoing transition of information technology infrastructure.

On April 16, 2014, under the Alliance Agreement (refer to Note 1), CRL has agreed to pay $3.7 million in cash for certain assets of Heritage Labs and Hooper Holmes Services, which such assets exclude, among others, all accounts receivable, and to assume specified liabilities related to the Business. The Company will retain certain aspects of its sample kit assembly operations relating to the Health and Wellness segment and all other supply chain fulfillment capabilities, which continue to support Health and Wellness operations and other customers.

As of June 30, 2014, the Basking Ridge, New Jersey real estate continued to be classified as assets held for sale. On May 13, 2014, the Company entered into an agreement for the sale of the Basking Ridge, New Jersey property for an aggregate purchase price of $3.05 million. On July 18, 2014, the Company and MDMC entered into an amendment to the Purchase and Sale Agreement that provides for the Company to deposit into an escrow account at closing an aggregate of $0.3 million of the purchase price to satisfy amounts paid by MDMC in connection with certain repairs and other expenses identified in the course of the property inspection. The sale closed on August 7, 2014 resulting in cash proceeds of $2.54 million, which is net of customary closing costs and broker fees (refer to Note 1).

These initiatives and transactions will provide the Company with additional capital to invest as it focuses on growth supporting Health and Wellness operations.

Holdback Related to the Sale of Portamedic

On September 30, 2013, the Company completed the sale of Portamedic. Approximately $2.0 million (“Holdback Amount”) of the purchase price was held back by the acquirer as security for the Company’s obligations under the agreements between the Company and the acquirer. (Refer to Note 6). The Holdback Amount includes two components of $1.0 million each. During the first quarter of 2014, the Company received $0.7 million of the first Holdback Amount. The Company currently anticipates finalization and collection on the second Holdback Amount in the first quarter of 2015. The Company has recorded the remaining receivable related to the second Holdback Amount at the amount it believes will be collected, however there cannot be any assurance that the remaining Holdback Amounts will be collected by the Company.

2013 Loan and Security Agreement

The Company maintains the 2013 Loan and Security Agreement with ACF, the assignee of Keltic Financial (refer to Note 9). Borrowings under the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The amount available for borrowing may be less than the $10 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  The Company has an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables (as defined in the 2013 Loan and Security Agreement) up to $10 million under this facility. Eligible Receivables do not include Heritage Labs receivables, certain Hooper Holmes Services receivables, and other receivables deemed ineligible by the lender. As of June 30, 2014, the lender applied a discretionary reserve of $0.5 million. Available borrowing capacity, net of this discretionary reserve was $2.8 million based on Eligible Receivables as of June 30, 2014. As of June 30, 2014, there were no borrowings outstanding under the 2013 Loan and Security Agreement.

The Company and ACF entered into an amendment to the 2013 Loan and Security Agreement on July 9, 2014 (refer to Note 1) to modify the financial covenants in an effort to better align such covenants with the Company's operations and strategy going forward. In addition, Eligible Receivables was amended to include up to fifty percent of Unbilled Eligible Receivables (as defined in the 2013 Loan and Security Agreement), which results in an increase in the Company's borrowing capacity. The 2013 Loan and Security Agreement contains various covenants, including financial covenants which require the Company to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation and amortization) beginning with the twelve months ending March 31, 2015 as the first measurement date. The Company continues to have limitations on the maximum amount of unfunded capital expenditures for each fiscal year.

Other Considerations

The Company's Health and Wellness business principally sells through wellness, disease management and insurance companies (referred to as channel partners) who ultimately have the relationship with the end customer. The Company's current services are aggregated with other offerings from its channel partners to provide a total solution to the end-user. As such, the Company's success is largely dependent on that of its partners.

The Company's ability to generate cash flow in the future is dependent on realizing the benefits from the consolidation in Kansas and growing the Health and Wellness business as it seeks to streamline operations and improve efficiency through increased revenue and cost reduction initiatives. These and other factors could adversely affect liquidity.

Based on the Company's anticipated level of future revenues and gross profits, anticipated cost reduction initiatives, cash proceeds in connection with the Alliance Agreement, the sale of the Basking Ridge, New Jersey real estate, and existing cash and cash equivalents and borrowing capacity, the Company believes it has sufficient funds to meet its cash needs to fund operation expenses and capital expenditures for the twelve months following June 30, 2014.

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

Note 4: Impairment of Long-lived Assets

The Company evaluates the recovery of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of assets may not be recoverable. The Company evaluated the long-lived assets associated with Heritage Labs and Hooper Holmes Services in connection with the anticipated sale of certain assets under the Alliance Agreement with CRL (refer to Note 1). The Company concluded these long-lived assets were not impaired. There were no impairment charges recorded for these assets or any other assets in continuing operations during the three and six month periods ended June 30, 2014.

During the three and six month periods ended June 30, 2013, the Company recorded an impairment charge of $0.2 million relating to the write-off of certain financial system software which was no longer expected to be utilized. The $0.2 million impairment charge is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the three and six month periods ended June 30, 2013.

Note 5: Share-Based Compensation

Employee Share-Based Compensation Plans - On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, non-vested stock and performance shares. The 2008 Plan provides for the issuance of an aggregate of 5,000,000 shares. For the three and six month periods ended June 30, 2014, the Company granted 181,100 and 343,700 options to purchase shares under the 2008 Plan. For the three and six month periods ended June 30, 2013, there were no options for the purchase of shares granted under the 2008 Plan. As of June 30, 2014, approximately 3,127,900 shares remain available for grant under the 2008 Plan.

On May 24, 2011, the Company's shareholders approved the 2011 Omnibus Employee Incentive Plan, as subsequently amended and restated, (the "2011 Plan") providing for the grant of stock options and non-vested stock awards. The 2011 Plan provides for the issuance of an aggregate of 3,500,000 shares. On June 11, 2014, the Company's shareholders approved an amendment and restatement of the 2011 Plan to rename the 2011 Plan as the Hooper Holmes, Inc. 2011 Omnibus Incentive Plan and also to include non-employee directors and consultants as eligible participants. The 2011 Plan is to remain in effect until the earlier of (i) the 10th anniversary of the plan's original effective date of May 24, 2011, or (ii) the date all shares of stock available for issuance have been issued. There were no options for the purchase of shares granted under the 2011 Plan during the three month period ended June 30, 2014. During the six month period ended June 30, 2014, the Company granted 300,000 options to purchase shares under the 2011 Plan. During the six month period ended June 30, 2014, the Company also granted a total of 400,000 stock awards to non-employee members of the Board of Directors that immediately vested. There were no options for the purchase of shares or stock awards granted under the 2011 Plan during the six month period ended June 30, 2013. As of June 30, 2014, approximately 1,217,000 shares remain available for grant under the 2011 Plan as amended.

Options awarded under the 2008 Plan and 2011 Plan are granted at fair value on the date of grant, are exercisable in accordance with a vesting schedule specified in the grant agreement, and have contractual lives of 10 years from the date of grant. Options to purchase an aggregate of 100,000 shares of the Company's stock are outstanding, which were granted to certain executives of the Company in December 2010 and which vested 50% on each of the first and second anniversaries of the grant. Options to purchase an aggregate of 1,228,900 shares of the Company's stock granted to certain employees of the Company vest one-third on each of the first, second and third anniversaries of the grant. Options to purchase 2,000,000 shares of the Company's stock granted to the Chief Executive Officer of the Company in September 2013, vest 25% upon receipt of the grant and 25% on the first, second and third anniversary of the grant. Other options granted by the Company vest 25% on each of the second through fifth anniversaries of the grant.

The fair value of the stock options granted during the three and six month periods ended June 30, 2014 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Expected life (years)	5.26	5.25
Expected volatility	78.5%	83.1%
Expected dividend yield	—%	—%
Risk-free interest rate	1.8%	1.8%
Weighted average fair value of options granted during the period	$0.40	$0.39

The following table summarizes stock option activity for the six month period ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2013	4,150,550	$0.75
Granted	643,700	0.58
Exercised	(54,000)	0.51
Expired	(536,300)	1.19
Forfeited	(173,950)	0.37
Outstanding balance at June 30, 2014	4,030,000	0.67	8.34	$809
Options exercisable at June 30, 2014	1,341,450	$0.99	6.58	$174

The aggregate intrinsic value disclosed in the table above represents the difference between the Company's closing stock price on the last trading day of the quarter ended June 30, 2014 and the exercise price, multiplied by the number of in-the-money stock options.
During the three and six month periods ended June 30, 2014, an aggregate of 16,500 and 54,000 stock options valued with a weighted average exercise price of $0.65 and $0.51, respectively, were exercised. No stock options were exercised during the six month period ended June 30, 2013. Options for the purchase of an aggregate of 24,400 shares of common stock vested during the six month period ended June 30, 2014, and the aggregate fair value at grant date of these options was $0.01 million. As of

June 30, 2014, there was approximately $0.7 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 2.3 years.
In July 2009, an aggregate of 500,000 shares of non-vested stock were granted under the 2008 Plan. The fair value of these non-vested stock awards was based on the grant date fair value of $0.45 per share. The shares vest as follows: 25% after two years and 25% on each of the next three anniversary dates thereafter. As of June 30, 2014, an aggregate of 350,000 shares of such non-vested stock were forfeited and 150,000 were vested. In July 2011, an aggregate of 305,000 shares of non-vested stock were granted under the 2008 Plan. The fair value of these non-vested stock awards was based on the grant date fair value of $1.06 per share. As of June 30, 2014, an aggregate of 149,900 shares of such non-vested stock were forfeited and 155,100 were vested. The shares vest as follows: 33% on each of the first and second anniversary dates and 34% on the third anniversary. As of June 30, 2014, there was no unrecognized compensation cost related to non-vested stock awards.
Employee Stock Purchase Plan - The Company's 2004 Employee Stock Purchase Plan (the "2004 Plan") provides for the granting of purchase rights for up to 2,000,000 shares of the Company's stock to eligible employees of the Company. Under the 2004 Plan, purchase rights for approximately 233,000 shares were granted in the February 2013 offering period with an aggregate fair value of $0.03 million, based on the Black-Scholes option pricing model. The February 2013 offering period concluded in March 2014 and, in accordance with the 2004 Plan's automatic termination provision, there were 36,154 shares issued. The Company is no longer granting purchase rights under the 2004 Plan.
Other Stock Awards - On May 30, 2007, the Company's shareholders approved the Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provided for the automatic grant, on an annual basis for 10 years, of shares of the Company's stock to the Company's non-employee directors. The total number of shares that may be awarded under the 2007 Plan is 600,000. As of June 30, 2014, there remain available for grant approximately 360,000 shares under the 2007 Plan. Each non-employee member of the Board of Directors other than the non-executive chair previously received 5,000 shares annually and the non-executive chair received 10,000 shares annually of the Company's stock, with such shares vesting immediately upon issuance. During the six month period ended June 30, 2014, no shares were awarded under the 2007 Plan. During the six month period ended June 30, 2013, a total of 30,000 shares were awarded under the 2007 Plan.

The Company recorded $0.3 million and $0.4 million of share-based compensation expense in selling, general and administrative expenses for the three and six month periods ended June 30, 2014. The Company recorded $(0.02) million and $0.2 million, respectively, of share-based compensation expense in selling, general and administrative expenses for the three and six month periods ended June 30, 2013. In connection with the resignation of its former Chief Executive Officer, the Company reversed previously recorded share-based compensation expense during the three month period ended June 30, 2013.

Note 6: Discontinued Operations

Sale of Assets - Heritage Labs and Hooper Holmes Services

On April 16, 2014, the Company entered into an Alliance Agreement with CRL pursuant to which, among other things, the Company has agreed to sell certain assets comprising the Company’s Heritage Labs and Hooper Holmes Services business units (the “Business”) to CRL. Under the terms of the Alliance Agreement, CRL has agreed to pay $3.7 million in cash for certain assets of the Business, which such assets exclude, among others, all accounts receivable, and to assume specified liabilities related to the Business. The net book value of assets to be sold was approximately $1.1 million as of June 30, 2014, consisting primarily of inventory and property, plant and equipment. The transaction is expected to close in the third quarter of 2014. The Company will retain certain aspects of its sample kit assembly operations relating to the Health and Wellness segment and all other supply chain fulfillment capabilities, which continue to support Health and Wellness operations and other customers. The Company decided to sell the Business as the transaction will provide the Company with additional capital to invest to focus on growth in the Health and Wellness operations.

The assets to be sold to CRL qualified as assets held for sale in April 2014, and the sale of the Business to CRL is accounted for as discontinued operations in this Report. The sale of Heritage Labs and Hooper Holmes Services to CRL represents a strategic shift in the Company's ongoing operations. Accordingly, the operating results of Heritage Labs and Hooper Holmes Services are segregated and reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented. The assets and liabilities to be sold to CRL have been reclassified and reported as assets held for sale in the consolidated balance sheet as of June 30, 2014.

The Company also entered into the Limited Laboratory and Administrative Services Agreement (the “LLASA”) with CRL pursuant to which, among other things, CRL will become the Company’s exclusive provider, subject to certain exceptions, of laboratory testing and reporting services and will also provide administrative services in support of the Company’s Health and

Wellness operations. The Company will become a member of CRL’s preferred provider network for wellness programs during the term of the LLASA. The LLASA will become effective upon the closing of the transaction contemplated by the Alliance Agreement and will continue for five years from such date and auto-renew for an additional five year renewal period unless sooner terminated by either party in accordance with the LLASA. CRL will be providing services to the Health and Wellness operations based on an arms' length pricing structure, and the Company will have not have the ability to exercise influence over the operations of either the Heritage Labs or the Hooper Holmes Services businesses.

The following table summarizes the major classes of line items constituting the pretax results of operations of Heritage Labs and Hooper Holmes Services for the three and six month periods ended June 30, 2014 and 2013, which are reported as a component of discontinued operations in the consolidated statement of operations. There was no income tax recorded in discontinued operations for Heritage Labs and Hooper Holmes Services for any period presented.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2014	2013	2014	2013
Revenues
Heritage Labs	$1,405	2,615	$3,717	$5,526
Hooper Holmes Services	$2,607	$3,883	$5,595	$7,947
Total revenue	$4,012	$6,498	$9,312	$13,473
Cost of Sales
Heritage Labs	$1,222	$1,811	$2,982	$3,750
Hooper Holmes Services	$2,296	$3,342	$4,878	$6,829
Total cost of sales	$3,518	$5,153	$7,860	$10,579
Selling, General & Administrative Expenses
Heritage Labs	50	$167	$251	$362
Hooper Holmes Services	$1,215	$592	$1,682	$1,158
Total selling, general & administrative expenses	$1,265	$759	$1,933	$1,520
(Loss) income from Discontinued Operations
Heritage Labs	$133	$637	$484	$1,414
Hooper Holmes Services	$(904)	$(51)	$(965)	$(40)
Total (loss) income from discontinued operations	$(771)	$586	$(481)	$1,374

The assets of the discontinued Heritage Labs and Hooper Holmes Services operations to be sold to CRL are recorded in assets held for sale in the consolidated balance sheet as of June 30, 2014 and include inventory of $0.4 million and property, plant and equipment of $0.7 million. The assets to be sold to CRL recorded in assets held for sale as of December 31, 2013 include inventory of $0.8 million and property, plant and equipment of $0.8 million.

Operating cash flow from discontinued operations during the six month period ended June 30, 2014 was $0.9 million. Changes in working capital from discontinued operations during the six month period ended June 30, 2014 was $0.6 million. The Company recorded non-cash operating charges for depreciation and bad debt expense of $0.2 million and a non-cash operating charge of $0.6 million for the remaining operating lease payments associated with the discontinued Hooper Holmes Services operations (refer to Note 10). There were no significant investing or financing activities from discontinued operations during the six month period ended June 30, 2014. The determination of operating cash flow from discontinued operations for the six month period ended June 30, 2014 includes a degree of management judgment and estimates. The Company has not allocated any general corporate overhead to discontinued operations.

The Company has not historically tracked accounts receivable, accounts payable and other balance sheet accounts by service line. The continuing operations and the Portamedic, Heritage Labs and Hooper Holmes Services discontinued service lines had customers and suppliers in common. The continuing and discontinued operations also shared certain selling, general and administrative services. As a result, the Company does not have reliable information for the historical impact of Portamedic, Heritage Labs and Hooper Holmes Services on our cash flows six month period ended June 30, 2013.

Sale of Portamedic

On September 30, 2013, the Company completed the sale of certain assets comprising the Portamedic service line to Piston Acquisition, Inc., a subsidiary of American Para Professional Systems, Inc. (“Piston”). Pursuant to the terms of the Asset Purchase Agreement, the Company sold assets associated with the Portamedic service line to Piston, including, among other things, fixed assets, inventory and intellectual property, and Piston assumed certain specified liabilities. The adjusted purchase price was approximately $8.1 million in cash, adjusted from $8.4 million at announcement due to changes in working capital. Piston held back $2.0 million of the purchase price as security for the obligations under the Asset Purchase Agreement and certain other agreements between the Company and Piston.

The Holdback Amount includes two components. The first holdback is $1.0 million, subject to adjustments, and is released in total as follows: within three business days after the date on which final closing adjustments for inventory and other current assets are determined and paid (the “Closeout Date”). The remaining $1.0 million of the Holdback Amount, less any deductions or adjustments with respect to fixed assets, indemnification claims and any amounts in respect of any indemnification claims then in dispute, will be paid on the first anniversary of the Closeout Date. During the first quarter of 2014, the Company received $0.7 million of the first Holdback Amount. As a result, the amount remaining related to the first Holdback Amount was written off during the six month period ended June 30, 2014 as a charge to the adjustment to gain on sale of Portamedic and subsidiary in the statement of operations. The Company has recorded the receivable related to the second Holdback Amount at the amount it believes will be collected, however there cannot be any assurance that the remaining the Holdback Amounts will be collected by the Company. The Company currently anticipates finalization and collection on the second Holdback Amount in the first quarter of 2015.

The table below summarizes the operating results of Portamedic which are reported as a component of discontinued operations in the accompanying consolidated statement of operations. Income taxes relating to the operations of Portamedic were less than $0.1 million for the three and six month periods ended June 30, 2013.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2014	2013	2014	2013
Revenues	$—	$21,857	$—	$45,505
Loss from discontinued operations	$(99)	$(1,900)	$(69)	$(2,433)
Adjustment to gain on sale of Portamedic and subsidiary	$—	$75	$(150)	$75

Sale of Basking Ridge Real Estate

As of June 30, 2014, the Basking Ridge, New Jersey real estate continued to be classified as assets held for sale as the Board authorized the sale of the real estate during the fourth quarter of 2013. The land and building owned in Basking Ridge, New Jersey of $0.7 million are recorded as assets held for sale at June 30, 2014 and December 31, 2013. On May 13, 2014, the Company entered into an agreement for the sale of the Basking Ridge, New Jersey property to MDMC for a purchase price of $3.05 million. On July 18, 2014, the Company and MDMC entered into an amendment to the Purchase and Sale Agreement that provides for the Company to deposit into an escrow account at closing an aggregate of $0.3 million of the purchase price to satisfy amounts paid by MDMC in connection with certain repairs and other expenses identified in the course of the property inspection. The sale closed on August 7, 2014 resulting in cash proceeds of $2.54 million, which is net of customary closing costs and broker fees.

Note 7: Inventories

Included in inventories at June 30, 2014 and December 31, 2013 are $0.3 million and $0.3 million, respectively, of finished goods and $0.3 million and $0.3 million, respectively, of components.

Note 8: Restructuring Charges

During the six month period ended June 30, 2014, the Company recorded restructuring charges in continuing operations totaling $0.09 million and restructuring charges in discontinued operations totaling $0.08 million, consisting of employee severance.

At June 30, 2014, there was a total of $0.3 million related to restructuring charges, including employee severance and branch closure costs, recorded in accrued expenses in the accompanying consolidated balance sheet. The following table provides a summary of the activity in the restructure accrual for the six month period ended June 30, 2014:

	As of			As of
(In thousands)	December 31, 2013	Charges	Payments	June 30, 2014
Severance	$531	$170	$(562)	$139
Branch closure obligation	415	1	(251)	165
Total	$946	$171	$(813)	$304

Note 9: Loan and Security Agreement

The Company maintains the 2013 Loan and Security Agreement, as amended, with ACF, the assignee of Keltic Financial. Borrowings under the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The amount available for borrowing may be less than the $10 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  The Company has an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables up to $10 million under this facility.  Eligible Receivables do not include Heritage Labs receivables, certain Hooper Holmes Services receivables, and other receivables deemed ineligible by Keltic Financial. As of June 30, 2014, the lender applied a discretionary reserve of $0.5 million. Available borrowing capacity, net of this discretionary reserve was $2.8 million based on Eligible Receivables as of June 30, 2014. As of June 30, 2014, there were no borrowings outstanding under the 2013 Loan and Security Agreement.

On July 9, 2014, the Company and ACF entered into the Second Amendment to the 2013 Loan and Security Agreement. The Second Amendment amends the terms and conditions of the 2013 Loan and Security Agreement dated as of February 28, 2013, and as amended on March 28, 2013. The following summarizes certain terms of the Second Amendment:

•
The negative covenant regarding the Company's EBITDA has been amended and restated in its entirety to provide that the Company agrees that EBITDA, as of and for each twelve consecutive calendar month period ending on the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2015, shall not be less than $100,000.

•
The Borrowing Base (as defined in the 2013 Loan and Security Agreement) has been amended to include an amount of Unbilled Eligible Receivables (as defined in the 2013 Loan and Security Agreement) not to exceed the least of (i) fifty percent of the aggregate amount of Unbilled Eligible Receivables; (ii) $2,500,000; and (iii) fifty percent of the Borrowing Base as most recently previously calculated. Inclusion of Unbilled Eligible Receivables is expected to increase the Company's borrowing capacity.

•
The definition of EBITDA has been amended and will (i) be calculated as net income before interest expense, taxes, depreciation and amortization, and (ii) include any gains or losses resulting from the sale of any owned real estate or from the sale of all or substantially all of the assets constituting the Company's Heritage Labs and Hooper Holmes Services businesses.

Interest on revolving credit loans is calculated based on the greatest of (i) the annualized prime rate plus 2.75%, (ii) the 90 day LIBOR rate plus 5.25%, and (iii) 6% per annum. The interest rate on the 2013 Loan and Security Agreement was 6.00% as of June 30, 2014. The Company is obligated to pay, on a monthly basis in arrears, an annual facility fee equal to 1% of the revolving credit limit of $10 million. During the three and six month periods ended June 30, 2014, in connection with the 2013 Loan and Security Agreement, the Company incurred $0.05 million and $0.09 million, respectively, in facility fees. During the three and six month periods ended June 30, 2013, the Company incurred facility fees of $0.04 million and $0.05 million, respectively. There were no additional financing fees deferred during the three and six month periods June 30, 2014 in connection with the Second Amendment to the 2013 Loan and Security Agreement.

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

As security for payment and other obligations under the 2013 Loan and Security Agreement, the Company granted Keltic Financial a security interest in all of its', and its subsidiary guarantors, existing and after-acquired property, including receivables (which are subject to a lockbox account arrangement), inventory and equipment.  The aforementioned security interest is collectively referred to herein as the “collateral”. The 2013 Loan and Security Agreement contains various covenants, including financial covenants which require the Company to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation and amortization) beginning with the twelve months ending March 31, 2015 as the first measurement date.

The Company continues to have limitations on the maximum amount of unfunded capital expenditures for each fiscal year. The Company is in compliance with the covenants under the 2013 Loan and Security Agreement as of June 30, 2014.

Note 10: Commitments and Contingencies

The Company leases its corporate headquarters in Olathe, Kansas, which includes the Health and Wellness operations center, under an operating lease which expires in 2018. The Company also leases copiers and other miscellaneous equipment. These leases expire in various years through 2017.

The Company also leases a facility used for the discontinued Hooper Holmes Services operations center through 2018. During the three month period ended June 30, 2014, the Company recorded a liability of $0.6 million representing the fair value of the remaining lease payments under the lease reduced by an estimate of sublease income.

The Company is still the primary lessee under operating leases for 9 Portamedic branch offices with terms extending through September 2016, which are subleased by the acquirer of the former Portamedic business. The acquirer pays 100% of the rent and other executory costs for these 9 offices in the form of a contractual obligation for the remaining lease term. If the Company is unable to assign these leases to the acquirer of the former Portamedic business, the Company will let the leases expire with no intent of renewal.

In addition, the Company is still the primary lessee under 16 operating leases related to former Portamedic offices not utilized for continuing operations, which are not subleased by the acquirer of the former Portamedic business. The Company has accrued in previous periods approximately $0.2 million as branch closure obligations. The accrual is included as a component of the restructure reserve in the consolidated balance sheet as of June 30, 2014.

The Company has employment agreements with each of its Chief Executive Officer and Chief Financial Officer that provide for payment of base salary for a one year period in the event their employment with the Company is terminated in certain circumstances, including following a change in control, as further defined in the agreements.

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

Note 11: Litigation

On May 24, 2012, a complaint was filed against the Company in the United States District Court for the District of New Jersey alleging, among other things, that the Company failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaints seek award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company filed an answer denying the substantive allegations therein. On August 1, 2014, the Magistrate Judge issued a Report and Recommendation to conditionally certify the class of all contract examiners from August 16, 2010 to the present. The Company intends to object to the Report and Recommendation, however, if the Magistrate's decision stands, notice will be sent to contractors who performed work for the Company within this time period. The claim is not covered by insurance, and the Company is incurring legal costs to defend the litigation which are recorded in continuing operations. This matter relates to the former Portamedic service line for which the Company retained liability. The Company has determined that losses related to the remaining complaint are not probable or estimable.

On July 30, 2013, a complaint was filed against the Company in the California Superior Court, San Bernadino County, on behalf of a putative class of employees alleging, among other things, that the Company failed to pay wages and other compensation as required by state law. The complaint seeks award of an unspecified amount of damages and penalties. The Company has denied all of the allegations in the case and believes them to be without merit. The Company settled the individual claim with the named plaintiff in July 2014 with prejudice.  As a part of the settlement, the named plaintiff agreed to dismiss the class claims, without prejudice. As a result, the Company has recorded an immaterial accrual as of June 30, 2014 for the settlement amount as a charge to discontinued operations in the accompanying consolidated statement of operations.

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

Note 12: Income Taxes

The Company recorded tax expense of $0.01 million or less in continuing operations for each of three and six month periods ended June 30, 2014 and 2013 reflecting a state tax liability to one state. No amounts were recorded for unrecognized tax benefits or for the payment of interest and penalties during the three and six month periods ended June 30, 2014 and 2013. No federal or state tax benefits were recorded relating to the current year loss, as the Company continues to believe that a full valuation allowance is required on its net deferred tax assets.
The Company is under examination by the IRS and expects to reach a conclusion with the IRS for tax year 2011 without a material effect. State income tax returns for the year 2009 and forward are subject to examination.

As of December 31, 2013, the Company has U.S. federal and state net operating loss carryforwards of $140.0 million and $127.2 million, respectively. There has been no significant change in these balances as of June 30, 2014. The net operating loss carryforwards, if unutilized, will expire in the years 2014 through 2033.

Note 13: Segments

The Company reassessed its segment report following the sale of the Portamedic service line on September 30, 2013 and again in connection with the Alliance Agreement with CRL. Following the sale of the Portamedic service line, the Company reassessed its segment reporting to align with the information that the Company's chief operating decision maker regularly reviewed subsequent to the sale of Portamedic. Beginning in the fourth quarter of 2013, the Company previously reported financial results in three segments: Health and Wellness (health risk assessments including biometric screenings), Heritage Labs (laboratory testing) and Hooper Holmes Services (health information services).

Pursuant to the Alliance Agreement with CRL, among other things, the Company has agreed to sell certain assets comprising the Company’s Heritage Labs and Hooper Holmes Services business units, which represent the Heritage Labs and Hooper Holmes Services reportable segments. As the reportable segments have been reported as discontinued operations in this Report, segment information is no longer provided for Heritage Labs and Hooper Holmes Services. The Company has also reassessed its segment reporting following the Alliance Agreement with CRL to align with the information that is regularly reviewed. Subsequent to the closing of the Alliance Agreement with CRL, the Company expects to have one segment, consisting of the Health and Wellness operations.

As of June 30, 2014, substantially all of the Company's services are provided within the United States, and substantially all of the Company's assets are located within the United States.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, risks related to customer concerns about our financial health, our liquidity and ability to comply with financial covenants in our 2013 Loan and Security Agreement, declines in our business, our competition, and our ability to successfully expand our Health and Wellness business and its related impact on revenue, along with other cost reduction initiatives and anticipated closing of the Alliance Agreement with CRL. The section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and the section in this Report entitled “Risk Factors” and similar discussions in our other filings with the Securities and Exchange Commission (“SEC”) discuss these and other important risks that may affect our business, results of operations, cash flows and financial condition. Investors should consider these factors before deciding to make or maintain an investment in our securities. The forward-looking statements included in this Report are based on information available to us as of the date of this Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Overview

Our Company was founded in 1899. We are a publicly-traded New York corporation whose shares of common stock are listed on the NYSE MKT.  Our corporate headquarters are located in Olathe, Kansas, where our Health and Wellness operating center is located. Over the last 40 years, our business focus has been on providing health risk assessment services.

We provide on-site health screenings, laboratory testing, risk assessment and sample collection services to individual employees through health and care management companies, including broker and wellness companies, disease management organizations, reward administrators, third party administrators, clinical research organizations and, health plans as part of comprehensive health and wellness programs offered through corporate and government employers.  We provide these services through a national network of health professionals.

As a provider of services to the health and insurance industries our business is subject to seasonality, with the second quarter sales typically dropping below other quarters due to a decline in activity during the summer months and fourth quarter sales typically the strongest of any quarter due to annual benefit renewal cycles.

We believe that the overall market for our wellness services is growing and we expect it will continue to grow with the increased nationwide focus on healthcare initiatives. Our Health and Wellness segment supports health and care management companies including health plans, disease management organizations, reward administrators, third party administrators, brokers and wellness companies, all of whom generally focus on employers as their customers in providing total population health management services.

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

Recent Events

On April 16, 2014, we entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with Clinical Reference Laboratory, Inc. (“CRL”) pursuant to which, among other things, we have agreed to sell certain assets comprising the Heritage Labs and Hooper Holmes Services business units (the “Business”) to CRL. Under the terms of the Alliance Agreement, CRL has agreed to pay $3.7 million in cash for certain assets of the Business, which such assets exclude, among others, all accounts receivable, and to assume specified liabilities related to the Business. We will retain certain aspects of the sample kit assembly operations relating to the Health and Wellness segment and all other supply chain fulfillment capabilities, which continue to support Health and Wellness operations and other customers. The transaction is expected to close in the third quarter of 2014.

We also entered into a Limited Laboratory and Administrative Services Agreement (the “LLASA”) with CRL pursuant to which, among other things, CRL will become our exclusive provider, subject to certain exceptions, of laboratory testing and reporting services and will also provide administrative services in support of the Health and Wellness operations. We will become a member of CRL’s preferred provider network for wellness programs during the term of the LLASA. The LLASA will become effective upon the closing of the transaction contemplated by the Alliance Agreement (the “Effective Date”), and will continue for five years from such date and auto-renew for an additional five year renewal period unless sooner terminated by either party in accordance with the LLASA. CRL will be providing services to the Health and Wellness operations based on an arms' length pricing structure, and we will have not have the ability to exercise influence over the operations of either the Heritage Labs or the Hooper Holmes Services businesses.

We previously reported our financial results in three segments: Health and Wellness, Heritage Labs and Hooper Holmes Services. Pursuant to the Alliance Agreement with CRL, among other things, we have agreed to sell certain assets comprising the Heritage Labs and Hooper Holmes Services business units, which represent the Heritage Labs and Hooper Holmes Services reportable segments. As the Heritage Labs and Hooper Holmes Services reportable segments have been reported as discontinued

operations, segment information is no longer provided for Heritage Labs and Hooper Holmes Services. Subsequent to the closing of the Alliance Agreement with CRL, the Company expects to have one segment, consisting of the Health and Wellness operations. On September 30, 2013, we completed the sale of certain assets comprising our Portamedic service line. The Portamedic service line is also accounted for as a discontinued operation in this Report.

On May 13, 2014, we entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) for the sale to McElroy Deutsch Mulvaney & Carpenter, LLP (the “MDMC”) of the buildings, land, certain personal property and other interests comprising our Basking Ridge, New Jersey property for an aggregate purchase price of $3.05 million. On July 18, 2014, we entered into an amendment to the Purchase and Sale Agreement that provides for us to deposit into an escrow account at closing an aggregate of $0.3 million of the purchase price to satisfy amounts paid by MDMC in connection with certain repairs and other expenses identified in the course of the property inspection. The sale closed on August 7, 2014 resulting in cash proceeds of $2.54 million, which is net of customary closing costs and broker fees.

Subsequent Event

We maintain the 2013 Loan and Security Agreement, as amended, (collectively, the “2013 Loan and Security Agreement”), with ACF FinCo I LP ("ACF"), the assignee of Keltic Financial Partners II, LP ("Keltic Financial"). We entered into an amendment with ACF to the 2013 Loan and Security Agreement on July 9, 2014 to modify the financial covenants in an effort to better align such covenants with the operations and strategy going forward. In addition, Eligible Receivables was amended to include up to fifty percent of Unbilled Eligible Receivables, which results in an increase in the borrowing capacity.

Highlights for the Three and Six Month Periods Ended June 30, 2014

Consolidated Financial Performance for the Second Quarter of 2014

The following table summarizes the consolidated results of operations for the three month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,
(in thousands)	2014	2013
Revenues	$6,679	$4,344
Cost of operations	4,529	3,137
Gross profit	$2,150	$1,207
Selling, general and administrative expense	4,038	4,556
Restructuring	—	305
Other, net	(50)	(105)
Income tax expense	5	4
Loss from continuing operations	$(1,943)	$(3,763)
Loss from discontinued operations, net of tax	(870)	(1,239)
Net loss	$(2,813)	$(5,002)

For the three month period ended June 30, 2014, consolidated revenues were $6.7 million, representing an increase of approximately 53.8% from the same period in 2013 of $4.3 million. The increase corresponds to more screenings during the three month period ended June 30, 2014 as well as additional revenue from a long-term clinical study contract. For the three month period ended June 30, 2014, we performed approximately 103,000 health screenings, compared to 75,000 health screenings in the prior year period, which represents an increase of 37.3% in the number of screenings performed. Consolidated revenues for the three month periods ended June 30, 2014 and 2013 also include third party kit revenue of $0.2 million and $0.3 million, respectively.

Gross profit increased by $0.9 million during the three month period ended June 30, 2014. Our gross profit percentage was 32.2% and 27.8% for the three month periods ended June 30, 2014 and 2013, respectively.

Selling, general and administrative expense ("SG&A") for the three month period ended June 30, 2014 decreased $0.5 million to $4.0 million, representing a decrease of approximately 11.4%, compared to the prior year period as a result of efficiencies achieved in connection with the relocation of the corporate headquarters to Olathe, Kansas. SG&A includes $0.4 million of transition costs incurred during the three month period ended June 30, 2014 associated with the relocation of the corporate headquarters and costs associated with maintaining the Basking Ridge, New Jersey real estate.

Consolidated Financial Performance for the Six Months Ended June 30, 2014

The following table summarizes the consolidated results of operations for the six month periods ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(in thousands)	2014	2013
Revenues	$13,977	$9,727
Cost of operations	10,171	6,870
Gross profit	$3,806	$2,857
Selling, general and administrative expense	8,407	9,005
Restructuring	92	305
Other, net	(95)	(116)
Income tax expense	10	9
Loss from continuing operations	$(4,798)	$(6,578)
Loss from discontinued operations, net of tax	(700)	(984)
Net loss	$(5,498)	$(7,562)

For the six month period ended June 30, 2014, consolidated revenues were $14.0 million, representing an increase of approximately 43.7% from the same period in 2013 of $9.7 million. The increase corresponds to more screenings during the six month period ended June 30, 2014 as well as additional revenue from a long-term clinical study contract. For the six month period ended June 30, 2014, we performed approximately 228,000 health screenings, compared to 169,000 health screenings in the prior year period, which represents an increase of 34.9% in the number of screenings performed. Consolidated revenues for the six month periods ended June 30, 2014 and 2013 also include third party kit revenue of $0.4 million and $0.5 million, respectively.

Gross profit increased by $0.9 million during the six month period ended June 30, 2014. Our gross profit percentage was 27.2% and 29.4% for the six month periods ended June 30, 2014 and 2013, respectively.

SG&A for the six month period ended June 30, 2014 decreased $0.6 million to $8.4 million, representing a decrease of approximately 6.6%, compared to the prior year period as a result of efficiencies achieved in connection with the relocation of the corporate headquarters to Olathe, Kansas. SG&A includes $1.5 million of transition costs incurred during the six month period ended June 30, 2014 associated with the relocation of the corporate headquarters and costs associated with maintaining the Basking Ridge, New Jersey real estate.

Business Outlook for 2014

We believe there are significant growth opportunities for our Health and Wellness operations. Health and Wellness services include event scheduling, provision and fulfillment of all supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges, lab coats, bandages, etc.) at screening events, event management, biometric screenings (height, weight, body mass index, hip, waist, neck, pulse, blood pressure), blood draws via venipuncture or finger stick, procuring lab testing, participant and aggregate reporting, data processing and data transmission.

The United States spends more on healthcare than any other country, with more than 75% of healthcare costs due to chronic conditions. With the focus on health care cost management and the risk of reduced productivity in the workplace from health issues arising among the employee population, we believe employers of all sizes will adopt health and wellness programs at an increasing rate. We expect the market for health and wellness to grow over the next three to five years, and we believe that we are well positioned to increase revenues from our biometric screening and other related services given our unique set of assets, including our proprietary Health and Wellness technology platform and our national network of certified health professionals. However, the success of Health and Wellness will also depend in part upon the success of our sponsors and their health and care management initiatives to employers.

We believe we can grow our business by offering expanded testing and broader wellness programs based on our biometric screening, risk assessment and support services. Participation rates for wellness programs are generally no more than 50% of eligible participants. Through outreach programs with existing channel partners, we believe we can increase participation rates among our existing customer base as well as help attract new customers in the large and mid-size employer population.

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

We continue to focus our attention on our long-term strategy and believe we have the necessary assets to make the most of our immediate opportunities while positioning the Company for long-term growth. We are also transitioning out of the life insurance industry to focus on the Health and Wellness business in connection with the Alliance Agreement with CRL. As a part of the transition, we plan to reduce our legacy fixed cost structure previously required to support the life insurance aspects of our operations.

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

We have shifted our key financial and other metrics to focus on the Health and Wellness operations during the second quarter of 2014. This shift is a result of the Alliance Agreement with CRL and the sale of Heritage Labs and Hooper Holmes Services discontinued business units. We track the following key metrics related to our core Health and Wellness operations:

•	the number of health screenings completed by Health and Wellness;

•	the quality scores of our Health Professionals;

•	the aggregate of travel expenditures incurred by our Health Professionals; and

•	budget to actual performance for the Health and Wellness operations as well as on a consolidated basis.

Certain of the above-cited metrics are discussed in the comparative discussion and analysis of our results of operations that follows.

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three and six month periods ended June 30, 2014 and 2013

Revenue - The table below sets forth our consolidated revenue and number of screenings for the periods indicated.

(dollars in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change

Revenue	$6,679	$4,344	53.8%	$13,977	$9,727	43.7%

Number of Screenings	103,000	75,000	37.3%	228,000	169,000	34.9%

Consolidated revenues for the three month period ended June 30, 2014 were $6.7 million, an increase of $2.3 million, or 53.8%, from the prior year period. Consolidated revenues for the six month period ended June 30, 2014 were $14.0 million, an increase of $4.3 million, or 43.7% from the prior year period.

Our revenue increase in the three and six month periods ended June 30, 2014, as compared to the prior year periods, is primarily due to an increased number of screenings. Our Health & Wellness operations performed 37.3% more health screenings in the second quarter of 2014 compared to 2013. Screenings were also up 34.9% for the six month period ended June 30, 2014 compared to 2013. Revenue increases for the three and six month periods ended June 30, 2014 was also driven by annual contractual price adjustments related to one of our long-term clinical study contracts.

Consolidated revenues includes third party kit revenue for the three month periods ended June 30, 2014 and 2013 of $0.2 million and $0.3 million, respectively, and for the six month periods ended June 30, 2014 and 2013 of $0.4 million and $0.5 million, respectively.

Cost of Operations - The table below sets forth our consolidated cost of operations for the periods indicated.

(in thousands)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014	% of Revenue	2013	% of Revenue	2014	% of Revenue	2013	% of Revenue
Cost of Operations	$4,529	67.8%	$3,137	72.2%	$10,171	72.8%	$6,870	70.6%

Cost of operations, as a percentage of revenue, was 67.8% and 72.2% for the three month periods ended June 30, 2014 and 2013, respectively, and was 72.8% and 70.6% for the six month periods ended June 30, 2014 and 2013, respectively.

The improvement in cost of operations as a percentage of revenue is a result of examiner time and expense initiatives implemented as well as the impact of the annual contractual adjustment previously mentioned which had no corresponding associated costs. The improvement for three and six month periods ended June 30, 2014 is partially offset by the product mix, where we saw a higher volume in events with fingerstick testing, which has a higher per unit cost per screening than venipuncture.

Selling, General and Administrative Expenses

(in thousands)	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Selling, general and administrative expenses	$4,038	$4,556	$(518)	$8,407	$9,005	$(598)

SG&A expenses for the three month period ended June 30, 2014 decreased $0.5 million to $4.0 million compared to the prior year period. SG&A expenses for six month period ended June 30, 2014 also decreased $0.6 million to $8.4 million. The decrease is due to reduced corporate headcount, lower consulting services, and reduced legal fees. These improvements were partially offset by transition costs as discussed below and investments in the Health and Wellness sales department.

Included in SG&A for the three and six month periods ended June 30, 2014 were $0.4 million and $1.5 million of transition costs, which were incurred in connection with the relocation of the corporate headquarters to Olathe, Kansas. The Company relocated its headquarters to Olathe, Kansas during the first quarter of 2014, where the Health and Wellness facilities are located. The transition costs primarily include the salaries of individuals located in the former corporate headquarters as well as costs associated with operating the real estate that was held for sale in Basking Ridge, New Jersey.

Operating Loss

Our consolidated operating loss for the three month period ended June 30, 2014 was $1.9 million, compared to a consolidated operating loss for the three month period ended June 30, 2013 of $3.7 million. Consolidated operating loss for six month periods ended June 30, 2014 and 2013 was $4.7 million and $6.5 million, respectively. The improvement is due to an increase in gross profit as well as SG&A efficiencies achieved with the relocation of our corporate headquarters.

Loss from Continuing Operations

Loss from continuing operations for the three month period ended June 30, 2014 was $1.9 million, or $0.03 per share on both a basic and diluted basis, compared to a loss of $3.8 million, or $0.05 per share on both a basic and diluted basis, in the same period of the prior year. Loss from continuing operations for the six month period ended June 30, 2014 was $4.8 million, or $0.07 per share on both a basic and diluted basis, compared to a loss of $6.6 million, or $0.09 per share on both a basic and diluted basis for 2013.

Discontinued Operations

Discontinued operations, net, was a loss of $0.9 million and $1.3 million for the three month periods ended June 30, 2014 and 2013, respectively. Discontinued operations, net, was a loss of of $0.6 million and $1.1 million for the six month periods ended June 30, 2014 and 2013, respectively. Discontinued operations represent the results of operations during the periods presented for the Portamedic service line that was sold to Piston on September 30, 2013 as well as the results of operations for Heritage Labs and Hooper Holmes Services as a result of the Alliance Agreement with CRL. Included in discontinued operations for the six month period ended June 30, 2014 is the write-off of the remaining balance on the first Holdback Amount that was recorded in adjustment to gain on sale of Portamedic and subsidiary in the consolidated results of operations.

Net Loss

Net loss for the three month period ended June 30, 2014 was $2.8 million, or $0.04 per share on both a basic and diluted basis, as compared to a net loss of $5.0 million, or $0.07 per share on both a basic and diluted basis for the three month period ended June 30, 2013. Net loss for the six month period ended June 30, 2014 was $5.5 million, or $0.08 per share on both a basic and diluted basis, as compared to a net loss of $7.6 million, or $0.11 per share on both a basic and diluted basis for the six month period ended June 30, 2013.

Liquidity and Capital Resources

Our primary sources of liquidity are our cash and cash equivalents and our 2013 Loan and Security Agreement, as amended (collectively the “2013 Loan and Security Agreement”). At June 30, 2014, our working capital was $6.0 million and our current ratio as of June 30, 2014 was 1.8 to 1. Available borrowing capacity was $2.8 million based on Eligible Receivables as of June 30, 2014. As of June 30, 2014, there were no borrowings outstanding under the 2013 Loan and Security Agreement. We have managed our liquidity during this period through a series of cost reduction initiatives. We also amended the 2013 Loan and Security Agreement in July 2014 which results in an increase in our borrowing capacity and additional flexibility regarding the EBITDA measurement.

We present our cash flows inclusive of the Portamedic, Heritage Lab and Hooper Holmes Services service lines, which is the way our cash flows have been presented historically. Given the nature of our business, we have not historically separated much of our working capital by service line and thus we are not able to reliably distinguish between continuing and discontinued operations in our consolidated statements of cash flows for the six month period ended June 30, 2014 and 2013. As such, changes in accounts payable, accounts receivable, inventory and other financial line items associated with the Portamedic, Heritage Labs and Hooper Holmes Services service lines may impact future cash flow statement presentation. We provide information about the impact of Portamedic, Heritage Labs and Hooper Holmes Services on our cash flows below in the discussion of our cash flows from operating, investing and financing activities. Activities affecting our cash flows for the six month period ended June 30, 2014 include:

•	a net loss of $5.5 million offset by non-cash charges of $0.8 million in depreciation expense and amortization of deferred financing fees and $0.4 million in share-based compensation expense; and

•	capital expenditures of $0.4 million.

These uses of cash were partially offset by:

•	a decrease in accounts receivable of $1.8 million due to timing of collections of customer balances; and

•	receipt of $0.7 million for payment of the first Holdback Amount during the six month period ended June 30, 2014.

2013 Loan and Security Agreement

We maintain the 2013 Loan and Security Agreement, as amended, with ACF FinCo I LP ("ACF"), the assignee of Keltic Financial Partners II, LP ("Keltic Financial"). Borrowings under the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The amount available for borrowing may be less than the $10 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  We have an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables (as defined in the 2013 Loan and Security Agreement) up to $10 million under this facility.   Eligible Receivables do not include Heritage Labs receivables, certain Hooper Holmes Services receivables, and other receivables deemed ineligible by the lender. As of June 30, 2014, the lender applied a discretionary reserve of $0.5 million.

We entered into an amendment to the 2013 Loan and Security Agreement with ACF on July 9, 2014 to modify the financial covenants in an effort to better align such covenants with our operations and strategy going forward. In addition, Eligible Receivables was amended to include up to fifty percent of Unbilled Eligible Receivables (as defined in the 2013 Loan and Security Agreement), which results in an increase in our borrowing capacity.

The 2013 Loan and Security Agreement contains various covenants, including financial covenants which require us to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation and amortization) beginning with the twelve months ending March 31, 2015 as the first measurement date. We continue to have limitations on the maximum amount of unfunded capital expenditures for each fiscal year. We are in compliance with the covenants under the 2013 Loan and Security Agreement as of June 30, 2014.

Sale of Assets - Heritage Labs and Hooper Holmes Services

On April 16, 2014, we entered into a Strategic Alliance Agreement with CRL pursuant to which, among other things, we have agreed to sell certain assets comprising the Heritage Labs and Hooper Holmes Services business units to CRL. Under the Alliance Agreement, CRL has agreed to pay $3.7 million in cash for certain assets of the Business, which such assets exclude, among others, all accounts receivable, and to assume specified liabilities related to the Business. The transaction is expected to close in the third quarter of 2014. This transaction will provide us with additional capital to invest as we focus on growth supporting Health and Wellness operations. We will retain certain aspects of the sample kit assembly operations relating to the Health and Wellness segment and all other supply chain fulfillment capabilities, which continue to support Health and Wellness operations and other customers.

Sale of Basking Ridge Real Estate

On May 13, 2014, we entered into a Purchase and Sale Agreement with MDMC for the sale of the Company’s Basking Ridge, New Jersey property for an aggregate purchase price of $3.05 million. On July 18, 2014, we entered into an amendment to the Purchase and Sale Agreement that provides for us to deposit into an escrow account at closing an aggregate of $0.3 million of the purchase price to satisfy amounts paid by MDMC in connection with certain repairs and other expenses identified in the course of the property inspection. The sale closed on August 7, 2014 resulting in cash proceeds of $2.54 million, which is net of customary closing costs and broker fees. This transaction will provide us with additional capital to invest as we focus on growth supporting Health and Wellness operations.

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

We may not realize the benefits from the consolidation in Kansas and grow the Health and Wellness business as we seek to streamline operations and improve efficiency through increased revenue and cost reduction initiatives. These and other factors could adversely affect liquidity and the ability to generate cash flow in the future.

Based on the anticipated level of future revenues and gross profits, anticipated cost reduction initiatives, cash proceeds in connection with the Alliance Agreement, the sale of the Basking Ridge, New Jersey real estate, and existing cash and cash equivalents and borrowing capacity, we believe we have sufficient funds to meet our cash needs to fund operation expenses and capital expenditures for the twelve months following June 30, 2014.

Cash Flows from Operating, Investing and Financing Activities

We discuss below the cash flows from operating, investing and financing activities for the six month period ended June 30, 2013, inclusive of discontinued operations. Future cash flows from operating, investing and financing activities may change as a result of our relocation to Kansas and related restructuring activities. Since we historically have not tracked accounts receivable, accounts payable and other accounts by service line, our continuing operations and the Portamedic, Heritage Labs and Hooper Holmes Services service lines had customers and suppliers in common, and our continuing and discontinued operations shared certain selling, general and administrative services, we do not have reliable information for the historical impact of Portamedic, Heritage Labs and Hooper Holmes Services on our cash flows. We also feel that without the discontinued Portamedic, Heritage Labs and Hooper Holmes Services operations and with planned selling, general and administrative cost reductions, cash flow from operations will improve.

Cash Flows from Operating Activities

For the six month period ended June 30, 2014, net cash used in operating activities was $1.2 million, compared to $4.6 million in the prior year period.

The net cash used in operating activities for the six month period ended June 30, 2014 reflects a net loss of $5.5 million, and non-cash charges of $0.8 million in depreciation expense and amortization of deferred financing fees and $0.4 million in share-based compensation expense. Changes in working capital included:

•
a decrease in accounts receivable of $1.8 million. Our consolidated days sales outstanding (“DSO”), measured on a rolling 90-day basis, was 53.1 days at June 30, 2014, compared to 47.8 days at December 31, 2013 and 41.7 days at June 30, 2013. The increase in DSO at June 30, 2014 corresponds to Health and Wellness customers that have generally had longer payment terms. Historically, our accounts receivable balances and our DSO are near their highest point in September and their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out.

•	a combined net increase in accounts payable and accrued expenses of $1.0 million.

Cash Flows provided by (used in) Investing Activities

We used $0.4 million and $0.6 million, respectively, for the six month periods ended June 30, 2014 and 2013 for capital expenditures. For the six month period ended June 30, 2014, we also received $0.7 million for payment of the first Holdback Amount from the sale of Portamedic.

Cash Flows provided by (used in) Financing Activities

Cash provided by financing activities for the six month period ended June 30, 2014 includes $0.03 million related to proceeds from stock option exercises. Cash used in financing activities for the six month period ended June 30, 2013 represents $2.9 million of net borrowings under our credit facility, partially offset by costs associated with our 2009 Loan and Security Agreement and a reduction in capital lease obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchases

We did not purchase any shares of our common stock during the six month period ended June 30, 2014 and 2013.

Dividends

No dividends were paid during the six month period ended June 30, 2014 and 2013. We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2013 Loan and Security Agreement with ACF described in Note 9 to the unaudited interim consolidated financial statements.

Contractual Obligations

The following table sets forth our schedule of contractual obligations at June 30, 2014, including future minimum lease payments under non-cancelable operating leases and employment contract payments.

(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$6,588	$1,883	$4,248	$457	$—
Employment Contracts	595	595	—	—	—
Total	$7,183	$2,478	$4,248	$457	$—

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There were no changes to our critical accounting policies during the six month period ended June 30, 2014. Such policies are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 9 to the unaudited interim consolidated financial statements and Item 2 of Part I included in this Report. Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations. Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings. As of June 30, 2014, there were no in borrowings outstanding.

As of June 30, 2014, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the Company's disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting as described below. Notwithstanding the material weakness described below, management has concluded that our consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented and that they may still be relied upon.

As of December 31, 2013, management has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992).  Based on this assessment, management concluded that as of December 31, 2013 our internal controls over financial reporting were not effective because of the material weakness in internal control over financial reporting discussed below.

On September 30, 2013, the Company completed the sale of the Portamedic line of business. In connection with the sale, the Company had difficulty completing the accounting for such sale and the reclassification of the Portamedic business line as discontinued operations without having to avail itself of an extension of the reporting deadline for the Form 10-Q. In connection with these events, the Company has identified certain deficiencies in its internal control over financial reporting that it deemed to be a material weakness. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company determined that the turnover of personnel and the associated loss of institutional knowledge adversely affected, and continues to affect, management’s review of the accounting for non-routine, complex technical accounting matters to ensure proper application of generally accepted accounting principles in a timely manner, as well as its timely identification of certain transactions subject to reporting.

While the material weakness continues to exist, the Company has taken steps to address this weakness in internal control. The Company has hired consulting resources to assist with financial reporting and accounting tasks, has hired a new Controller and is adding additional finance and accounting staff in the new headquarters in Olathe, Kansas. The Company has also increased the internal training and awareness with the management team to ensure that our control environment is continually improving.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1	Legal Proceedings

On May 24, 2012, a complaint was filed against the Company in the United States District Court for the District of New Jersey alleging, among other things, that the Company failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaints seek award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company filed an answer denying the substantive allegations therein. On August 1, 2014, the Magistrate Judge issued a Report and Recommendation to conditionally certify the class of all contract examiners from August 16, 2010 to the present. The Company intends to object to the Report and Recommendation, however, if the Magistrate's decision stands, notice will be sent to contractors who performed work for the Company within this time period. The claim is not covered by insurance, and the Company is incurring legal costs to defend the litigation which are recorded in continuing operations. This matter relates to the former Portamedic service line for which the Company retained liability.

On July 30, 2013, a complaint was filed against the Company in the California Superior Court, San Bernadino County, on behalf of a putative class of employees alleging, among other things, that the Company failed to pay wages and other compensation as required by state law. The complaint seeks award of an unspecified amount of damages and penalties. The Company has denied all of the allegations in the case and believes them to be without merit. The Company settled the individual claim with the named plaintiff in July 2014 with prejudice.  As a part of the settlement, the named plaintiff agreed to dismiss the class claims, without prejudice.

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
On April 16, 2014, we entered into an agreement with Clinical Reference Laboratory, Inc. to sell the assets and businesses of Heritage Labs and Hooper Holmes Services. The closing of this transaction is subject to various conditions which both sides are required to satisfy. Although the conditions are customary for a transaction of this type and we expect the sale to be completed in the early third quarter of 2014, there can be no assurance that the transaction will close in a timely manner or at all. Until the closing of the sale, the focus of our management on completing the transaction may preclude us from pursuing, or limit our ability to pursue, other opportunities that could be beneficial to the Company. In addition, if the transaction is not completed, our Health and Wellness business may be adversely affected and become subject to several risks, including the following:

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

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales or repurchases of equity securities during the fiscal quarter ended June 30, 2014.

ITEM 3	Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2014.

ITEM 4	Mine Safety Disclosure

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

Exhibit No.	Description of Exhibit

2.1
Strategic Alliance Agreement dated April 16, 2014 by and among Hooper Holmes, Inc., Heritage Labs International, LLC, Mid-American Agency Services, Incorporated and Clinical Reference Laboratory, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2014)

10.1
Limited Laboratory and Administrative Services Agreement dated April 16, 2014 by and between Hooper Holmes, Inc. and Clinical Reference Laboratory, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on June 23, 2014)**

10.2
Purchase and Sale Agreement dated May 13, 2014 by and between Hooper Holmes, Inc. and McElroy Deutsch Mulvaney & Carpenter, LLP (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2014)

10.3	First Amendment to the Purchase and Sale Agreement by and between Hooper Holmes, Inc. and McElroy Deutsch Mulvaney & Carpenter, LLP dated June 13, 2014 *

10.4	Second Amendment to the Purchase and Sale Agreement by and between Hooper Holmes, Inc. and McElroy Deutsch Mulvaney & Carpenter, LLP dated July 1, 2014*

10.5	Third Amendment to the Purchase and Sale Agreement by and between Hooper Holmes, Inc. and McElroy Deutsch Mulvaney & Carpenter, LLP dated July 7, 2014*

10.6	Fourth Amendment to the Purchase and Sale Agreement by and between Hooper Holmes, Inc. and McElroy Deutsch Mulvaney & Carpenter, LLP dated July 11, 2014*

10.7	Fifth Amendment to the Purchase and Sale Agreement by and between Hooper Holmes, Inc. and McElroy Deutsch Mulvaney & Carpenter, LLP dated July 18, 2014*

10.8	Amended and Restated 2011 Omnibus Employee Incentive Plan (Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders held on June 11, 2014)

10.9	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2014)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Label Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

** Portions of this exhibit containing confidential information have been omitted and filed separately pursuant to an order granting confidential treatment by the Securities and Exchange Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hooper Holmes, Inc.

Dated: August 14, 2014

By: /s/ Henry E. Dubois
Henry E. Dubois
Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Tom Collins
Tom Collins
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)