Form 10-Q
period 2014-09-30
HOOPER HOLMES INC
filed 2014-11-14
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of the Registrant's common stock as of October 31, 2014 was:
Common Stock, $.04 par value - 70,866,603 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES

PART I - Financial Information

Item 1. Financial Statements (unaudited)

Hooper Holmes, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$4,082	$3,970
Accounts receivable, net of allowance for doubtful accounts of $415 and $153 at September 30, 2014 and December 31, 2013, respectively	8,245	8,398
Inventories	1,106	596
Other current assets	957	1,597
Assets held for sale	246	2,302
Total current assets	14,636	16,863

Property, plant and equipment	10,727	12,118
Less: Accumulated depreciation and amortization	7,898	9,165
Property, plant and equipment, net	2,829	2,953

Other assets	934	1,830
Total assets	$18,399	$21,646

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,164	$3,440
Accrued expenses	6,928	4,036
Total current liabilities	10,092	7,476
Other long-term liabilities	1,328	870
Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock, par value $.04 per share; Authorized: 240,000,000 shares; Issued: 70,875,998 shares and 70,382,544 shares at September 30, 2014 and December 31, 2013, respectively; Outstanding: 70,866,603 shares and 70,373,149 shares at September 30, 2014 and December 31, 2013, respectively.	2,835	2,815
Additional paid-in capital	150,700	150,235
Accumulated deficit	(146,485)	(139,679)
	7,050	13,371
Less: Treasury stock, at cost; 9,395 shares at September 30, 2014 and December 31, 2013	(71)	(71)
Total stockholders' equity	6,979	13,300
Total liabilities and stockholders' equity	$18,399	$21,646

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Revenues	$7,875	$5,227	$21,852	$14,954
Cost of operations	6,021	4,272	16,193	11,141
Gross profit	1,854	955	5,659	3,813
Selling, general and administrative expenses	3,541	4,386	11,915	13,392
Gain on sale of real estate	(1,830)	—	(1,830)	—
Restructuring charges	—	362	92	667
Operating income (loss) from continuing operations	143	(3,793)	(4,518)	(10,246)
Other expense:
Interest expense	(1)	(54)	(3)	(80)
Interest income	1	1	2	4
Other expense, net	(61)	(82)	(155)	(176)
	(61)	(135)	(156)	(252)
Income (loss) from continuing operations before taxes	82	(3,928)	(4,674)	(10,498)
Income tax expense	5	5	15	14
Income (loss) from continuing operations	77	(3,933)	(4,689)	(10,512)

Discontinued operations:
Gain on sale of subsidiaries, net of adjustments	1,354	3,682	1,204	3,757
Loss from discontinued operations, net of tax	(2,739)	(1,463)	(3,321)	(2,521)
(Loss) income from discontinued operations	(1,385)	2,219	(2,117)	1,236
Net loss	$(1,308)	$(1,714)	$(6,806)	$(9,276)
Basic and diluted earnings (loss) per share:
Continuing operations
Basic	$—	$(0.06)	$(0.07)	$(0.15)
Diluted	$—	$(0.06)	$(0.07)	$(0.15)
Discontinued operations
Basic	$(0.02)	$0.03	$(0.03)	$0.02
Diluted	$(0.02)	$0.03	$(0.03)	$0.02
Net loss
Basic	$(0.02)	$(0.02)	$(0.10)	$(0.13)
Diluted	$(0.02)	$(0.02)	$(0.10)	$(0.13)

Weighted average number of shares - Basic	70,866,603	69,952,153	70,623,068	69,877,878
Weighted average number of shares - Diluted	70,866,603	69,952,153	70,623,068	69,877,878

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(6,806)	$(9,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of subsidiaries, net of adjustments	(1,204)	(3,757)
Gain on sale of real estate, net	(1,830)	—
Depreciation and amortization	912	1,828
Amortization of deferred financing fees	260	213
Provision for bad debt expense	195	80
Share-based compensation expense	454	581
Impairment of long-lived assets, loss on disposal of fixed assets and other	83	486
Change in assets and liabilities:
Accounts receivable	(41)	955
Inventories	(510)	(598)
Other assets	461	(155)
Accounts payable, accrued expenses and other liabilities	3,093	1,857
Net cash used in operating activities	(4,933)	(7,786)
Cash flows from investing activities:
Capital expenditures	(780)	(1,062)
Proceeds from the sale of real estate, net of closing costs	2,544	—
Proceeds from the sale of Heritage Labs and Hooper Holmes Services	3,289	—
Costs paid to sell Heritage Labs and Hooper Holmes Services	(777)	—
Proceeds from the sale of Portamedic	743	6,053
Costs paid to sell Portamedic	—	(411)
Net cash provided by investing activities	5,019	4,580
Cash flows from financing activities:
Borrowings under credit facility	—	49,023
Payments under credit facility	—	(46,415)
Payments on capital lease obligations	(4)	(113)
Proceeds related to the exercise of stock options	30	14
Debt financing fees	—	(967)
Net cash provided by financing activities	26	1,542

Net increase (decrease) in cash and cash equivalents	112	(1,664)
Cash and cash equivalents at beginning of period	3,970	8,319
Cash and cash equivalents at end of period	$4,082	$6,655

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$67	$556
Fixed assets acquired by capital lease	$—	$74
Costs to sell Portamedic but not paid	$—	$534
Supplemental disclosure of cash paid during period for:
Income taxes	$—	$52

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
September 30, 2014
(unaudited)

Note 1: Basis of Presentation

Hooper Holmes, Inc. ("Hooper Holmes" or the "Company") provides on-site health screenings, laboratory testing, risk assessment and sample collection services to individuals as part of comprehensive health and wellness programs offered through corporate and government employers.  Hooper Holmes is engaged by the organizations sponsoring such programs, including health and care management companies, broker and wellness companies, disease management organizations, reward administrators, third party administrators, clinical research organizations and health plans.  Hooper Holmes provides these services through a national network of health professionals.

As a provider of services within the health and health insurance industries, the Company's business is subject to some seasonality, with the second quarter sales typically dropping below the other quarters and the third and fourth quarter sales typically the strongest quarters due to increased demand for biometric screenings from mid-August through November related to annual benefit renewal cycles.

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2013 Annual Report on Form 10-K, filed with the SEC on March 31, 2014.

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

The results of operations for the three and nine month periods ended September 30, 2014 and 2013 are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

On September 30, 2013, the Company completed the sale of certain assets comprising its Portamedic service line. The Portamedic service line is accounted for as a discontinued operation in this Report. Accordingly, the operating results of Portamedic are segregated and reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

Sale of Assets - Heritage Labs and Hooper Holmes Services

On August 31, 2014, the Company completed the sale of certain assets comprising the Company’s Heritage Labs and Hooper Holmes Services business units (the "Business") to Clinical Reference Laboratory, Inc. ("CRL") pursuant to the terms of a Strategic Alliance Agreement, as amended, ("Alliance Agreement") entered into in April 2014. The purchase price, after inventory-related price adjustments, was $3.5 million, of which $0.25 million was deposited into an escrow account in accordance with the Alliance Agreement. The Alliance Agreement provided that certain lab assets were retained by the Company and were sold to CRL at a separate closing on October 31, 2014, at which time the remaining purchase price held in escrow was released to the Company. The net book value of assets sold on August 31, 2014 was approximately $0.8 million, consisting primarily of inventory and certain property, plant and equipment. The lab assets retained by the Company are recorded in assets held for sale as of September 30, 2014 and were subsequently sold to CRL on October 31, 2014. After incurring $0.8 million in transaction costs associated with the sale to CRL, the Company recorded a gain on sale of $1.7 million during the three month period ended September 30, 2014, which is recorded as a component of discontinued operations.

The assets sold to CRL qualified as assets held for sale in April 2014, and the Business is accounted for as discontinued operations in this Report. The sale of the Heritage Labs and Hooper Holmes Services businesses to CRL represents a strategic shift in the Company's ongoing operations. Accordingly, the operating results of the Heritage Labs and Hooper Holmes Services businesses are segregated and reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented. For further discussion, refer to Note 6.

Following the sale of Portamedic on September 30, 2013 but prior to the second quarter of 2014, the Company previously reported its financial results in three segments: Health and Wellness, Heritage Labs and Hooper Holmes Services. Pursuant to the Alliance Agreement with CRL, among other things, the Company sold certain assets comprising the Company’s Heritage Labs and Hooper Holmes Services business units, which represent the Heritage Labs and Hooper Holmes Services reportable segments. As the Heritage Labs and Hooper Holmes Services reportable segments have been reported as discontinued operations in this Report, segment information is no longer provided for Heritage Labs and Hooper Holmes Services. The Company also reassessed its segment reporting following the Alliance Agreement with CRL to align with the information that is regularly reviewed. Subsequent to the closing of the Alliance Agreement with CRL on August 31, 2014, the Company has one segment, consisting of the Health and Wellness operations.

Sale of Basking Ridge Real Estate

On May 13, 2014, the Company entered into a Purchase and Sale Agreement (the "Purchase and Sale Agreement") for the sale to McElroy Deutsch Mulvaney & Carpenter, LLP (the "MDMC") of the buildings, land, certain personal property and other interests comprising the Company’s Basking Ridge, New Jersey property for an aggregate purchase price of $3.0 million. On July 18, 2014, the Company and MDMC entered into an amendment to the Purchase and Sale Agreement that provided for the Company to deposit into an escrow account at closing an aggregate of $0.3 million of the purchase price to satisfy amounts paid by MDMC in connection with certain repairs and other expenses identified in the course of the property inspection. The sale closed on August 7, 2014 resulting in cash proceeds of $2.5 million, which is net of customary closing costs and broker fees of $0.2 million. The Company recorded a gain on sale of real estate of $1.8 million in connection with the transaction. The gain is recorded as a component of operating income (loss) from continuing operations as the Basking Ridge, New Jersey property was the former corporate headquarters.

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

Note 2: Liquidity

The Company's primary sources of liquidity are cash and cash equivalents as well as availability under the 2013 Loan and Security Agreement (refer to Note 9). At September 30, 2014, the Company had $4.1 million in cash and cash equivalents and $4.5 million of working capital and no outstanding debt.

The Company recorded income from continuing operations of $0.1 million during the three month period ended September 30, 2014 and incurred a loss from continuing operations of $4.7 million during the nine month period ended September 30, 2014. The Company’s net cash used in operating activities for the nine month period ended September 30, 2014 was $4.9 million. The Company has managed its liquidity through sales of the Portamedic, Heritage Labs and Hooper Holmes Services business units, the sale of the Basking Ridge, New Jersey property, a series of cost reduction and accounts receivable collection initiatives and availability under the 2013 Loan and Security Agreement.

The Company has historically used availability under the 2013 Loan and Security Agreement to fund operations. The Company did not borrow under the 2013 Loan and Security Agreement during the nine month period ended September 30, 2014. During the nine month period ended September 30, 2013, the Company had net borrowings of $2.6 million. The Company used the proceeds from the sale of Heritage Labs and Hooper Holmes Services as well as the proceeds from the sale of the Basking Ridge real estate to fund capital expenditures and operating expenses associated with the increased screening volume experienced in the second half of the year. The Company experiences a timing difference between the operating expense and cash collection of the associated revenue as Health and Wellness customers generally have longer payment terms.

Transition Initiatives

During the three and nine month periods ended September 30, 2014, the Company incurred $0.2 million and $1.8 million, respectively, of costs, which are recorded in selling, general and administrative expenses in the consolidated statement of operations, in connection with the relocation of its corporate headquarters to Olathe, Kansas, and contributed to the year-to-date loss from continuing operations during 2014. The Company relocated its headquarters to Olathe, Kansas during the first quarter of 2014, where its Health and Wellness facilities are located. Costs incurred during the third quarter of 2014 relate to expenses associated with maintaining the Basking Ridge, New Jersey real estate through the date of sale and ongoing transition of information technology infrastructure.

Under the Alliance Agreement with CRL (refer to Note 1), the Company completed the sale of certain assets of Heritage Labs and Hooper Holmes Services as of August 31, 2014 with a purchase price, after inventory-related price adjustments, of $3.5 million, of which $0.25 million was deposited into an escrow account in accordance with the Alliance Agreement. The remaining purchase price of $0.25 million held in escrow was released to the Company on October 31, 2014 in connection with the separate closing and related sale of certain lab assets retained by the Company. The Company retained certain aspects of its sample kit assembly operations (relating to the Health and Wellness segment) as well as certain other third party kit assembly and all other supply chain fulfillment capabilities, which continue to support Health and Wellness operations and other customers.

On May 13, 2014, the Company entered into an agreement for the sale of the Basking Ridge, New Jersey property for an aggregate purchase price of $3.0 million. On July 18, 2014, the Company and MDMC entered into an amendment to the Purchase and Sale Agreement that provided for the Company to deposit into an escrow account at closing an aggregate of $0.3 million of the purchase price to satisfy amounts paid by MDMC in connection with certain repairs and other expenses identified in the course of the property inspection. The sale closed on August 7, 2014 resulting in cash proceeds of $2.5 million, which is net of customary closing costs and broker fees (refer to Note 1).

Holdback Related to the Sale of Portamedic

On September 30, 2013, the Company completed the sale of Portamedic. Approximately $2.0 million ("Holdback Amount") of the purchase price was held back by the acquirer as security for the Company’s obligations under the agreements between the Company and the acquirer. (Refer to Note 6). The Holdback Amount includes two components of $1.0 million each. During the first quarter of 2014, the Company received $0.7 million as payment for the first Holdback Amount, after certain adjustments. The Company currently anticipates finalization of the second Holdback Amount in the first quarter of 2015. The Company has recorded the remaining receivable related to the second Holdback Amount at the amount it believes will be collected, however there cannot be any assurance that the remaining Holdback Amounts will be collected by the Company.

2013 Loan and Security Agreement

The Company maintains the 2013 Loan and Security Agreement with ACF FinCo I LP ("ACF"), the assignee of Keltic Financial Partners II, LP ("Keltic Financial") (refer to Note 9). Borrowings under the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The amount available for borrowing may be less than the $10 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  The Company has an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables (as defined in the 2013 Loan and Security Agreement) up to $10 million under this facility. Eligible Receivables do not include Heritage Labs receivables, certain Hooper Holmes Services receivables, and other receivables deemed ineligible by the lender. As of September 30, 2014, the lender applied a discretionary reserve of $0.5 million. Available borrowing capacity, net of this discretionary reserve, was $4.3 million based on Eligible Receivables as of September 30, 2014. As of September 30, 2014, there were no borrowings outstanding under the 2013 Loan and Security Agreement.

The Company and ACF entered into an amendment to the 2013 Loan and Security Agreement on July 9, 2014 (refer to Note 9) to modify the financial covenants in an effort to better align such covenants with the Company's operations and strategy going forward. In addition, Eligible Receivables was amended to include up to fifty percent of Unbilled Eligible Receivables (as defined in the 2013 Loan and Security Agreement), which results in an increase in the Company's borrowing capacity. The 2013 Loan and Security Agreement contains various covenants, including financial covenants which require the Company to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation and amortization) beginning with the twelve months ending March 31, 2015 as the first measurement date. The Company continues to have limitations on the maximum amount of capital expenditures for each fiscal year.

Other Considerations

The Company's Health and Wellness business principally sells through wellness, disease management, benefit brokers and insurance companies (referred to as channel partners) who ultimately have the relationship with the end customer. The Company's current services are often aggregated with other offerings from its channel partners to provide a total solution to the end-user. As such, the Company's success is largely dependent on that of its partners.

The Company's ability to generate cash flow in the future is dependent on realizing the benefits from the consolidation in Kansas and growing the Health and Wellness business as it seeks to streamline operations and improve efficiency through increased revenue and cost reduction initiatives. These and other factors could adversely affect liquidity.

Now that the Company has completed the sale of the Basking Ridge, New Jersey property and Portamedic, Heritage Labs and Hooper Holmes Services business units, it is poised for continued growth of the Health and Wellness operations. The capital raised from these transactions provided the Company with additional capital to invest in the third quarter of 2014 as it focuses on growth supporting Health and Wellness operations through the remainder of 2014 and beyond.

While the Company received $5.1 million in net proceeds during the three month period ended September 30, 2014 from the sale of the Basking Ridge, New Jersey property and sale of Heritage Labs and Hooper Holmes Services business units, the Company had cash outflows of $0.9 million and $0.2 million during the three month period ended September 30, 2014 in connection with discontinued operations and transition costs, respectively. The Company's cash balance was $3.1 million as of June 30, 2014 and $4.1 million as of September 30, 2014.

In August and September, the Company invested $0.4 million in capital expenditures to prepare for screening volume during the second half of 2014. The remaining change in cash for the three month period ended September 30, 2014 is due to the remaining higher fixed cost structure as discussed below and fulfillment and execution of screening events in advance of cash receipts from the Company's customers. To conduct successful screenings the Company must expend cash to deliver equipment and supplies required for the screenings as well as pay its health professionals and site management, which is in advance of the customer invoicing process and ultimate cash receipts for services performed. The Company expects to receive payment for its screenings completed in August and September, two of the higher volume months of the year, in the fourth quarter of 2014.

The Company continues to focus its attention on the long-term strategy and believe it has the necessary assets to make the most of its immediate opportunities while positioning the Company for long-term growth. The Company has transitioned out of the life insurance industry to focus on the Health and Wellness business in connection with the Alliance Agreement with CRL. As a part of the transition, the Company plans to reduce corporate fixed cost structure by evaluating head count, professional fees and other expenses. The Company expects to increase the flexibility of its variable cost structure to improve scalability with changes in screening volumes. Management will also continue to evaluate strategic partnerships, ventures and opportunities that will allow the Company to better leverage its capabilities while maintaining a smaller corporate footprint.

Based on the Company's anticipated level of future revenues and gross profits, anticipated cost reduction initiatives and existing cash and cash equivalents and borrowing capacity, the Company believes it has sufficient funds to meet its cash needs to fund operation expenses and capital expenditures for the twelve months following September 30, 2014.

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

Note 4: Impairment of Long-lived Assets

The Company evaluates the recovery of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of assets may not be recoverable. The Company evaluated the long-lived assets associated with Heritage Labs and Hooper Holmes Services in connection with the sale of certain assets under the Alliance Agreement with CRL as well as certain lab assets retained through October 31, 2014 (refer to Note 1). The Company concluded these long-lived assets were not impaired. There were no impairment charges recorded for these assets or any other assets in continuing operations during the three and nine month periods ended September 30, 2014.

During the nine month period ended September 30, 2013, the Company recorded an impairment charge of $0.2 million relating to the write-off of certain financial system software which was no longer expected to be utilized. The $0.2 million impairment charge is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine month period ended September 30, 2013.

Note 5: Share-Based Compensation

Employee Share-Based Compensation Plans - On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the "2008 Plan") providing for the grant of stock options, stock appreciation rights, non-vested stock and performance shares. The 2008 Plan provides for the issuance of an aggregate of 5,000,000 shares. For the three and nine month periods ended September 30, 2014, the Company granted 6,000 and 349,700 options to purchase shares under the 2008 Plan. For the three and nine month periods ended September 30, 2013, there were 325,000 options for the purchase of shares granted under the 2008 Plan. As of September 30, 2014, approximately 3,183,200 shares remain available for grant under the 2008 Plan.

On May 24, 2011, the Company's shareholders approved the 2011 Omnibus Employee Incentive Plan, as subsequently amended and restated, (the "2011 Plan") providing for the grant of stock options and non-vested stock awards. The 2011 Plan provides for the issuance of an aggregate of 3,500,000 shares. On June 11, 2014, the Company's shareholders approved an amendment and restatement of the 2011 Plan to rename the 2011 Plan as the Hooper Holmes, Inc. 2011 Omnibus Incentive Plan and also to include non-employee directors and consultants as eligible participants. The 2011 Plan is to remain in effect until the earlier of (i) the 10th anniversary of the plan's original effective date of May 24, 2011, or (ii) the date all shares of stock available for issuance have been issued. There were no options for the purchase of shares granted under the 2011 Plan during the three month period ended September 30, 2014. During the nine month period ended September 30, 2014, the Company granted 300,000 options to purchase shares under the 2011 Plan. During the nine month period ended September 30, 2014, the Company also granted a total of 400,000 stock awards to non-employee members of the Board of Directors that immediately vested. There were 2,000,000 options for the purchase of shares or stock awards granted under the 2011 Plan during the three and nine month periods ended September 30, 2013. As of September 30, 2014, approximately 1,217,000 shares remain available for grant under the 2011 Plan.

Options awarded under the 2008 Plan and 2011 Plan are granted at fair value on the date of grant, are exercisable in accordance with a vesting schedule specified in the grant agreement, and have contractual lives of 10 years from the date of grant. Options to purchase an aggregate of 100,000 shares of the Company's stock are outstanding, which were granted to certain executives of the Company in December 2010 and which vested 50% on each of the first and second anniversaries of the grant. Options to purchase an aggregate of 1,206,600 shares of the Company's stock granted to certain employees of the Company vest one-third on each of the first, second and third anniversaries of the grant. Options to purchase 2,000,000 shares of the Company's stock granted to the Chief Executive Officer of the Company in September 2013, vest 25% upon receipt of the grant and 25% on the first, second and third anniversary of the grant. Other options granted by the Company vest 25% on each of the second through fifth anniversaries of the grant.

The fair value of the stock options granted during the three and nine month periods ended September 30, 2014 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Expected life (years)	6.01	5.25
Expected volatility	87.6%	83.2%
Expected dividend yield	—%	—%
Risk-free interest rate	1.8%	1.8%
Weighted average fair value of options granted during the period	$0.51	$0.39

The following table summarizes stock option activity for the nine month period ended September 30, 2014:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2013	4,150,550	$0.75
Granted	649,700	0.58
Exercised	(57,300)	0.51
Expired	(582,800)	1.19
Forfeited	(185,450)	0.37
Outstanding balance at September 30, 2014	3,974,700	0.68	8.13	$353
Options exercisable at September 30, 2014	2,037,850	$0.82	7.25	$162

The aggregate intrinsic value disclosed in the table above represents the difference between the Company's closing stock price on the last trading day of the quarter ended September 30, 2014 and the exercise price, multiplied by the number of in-the-money stock options.
During the three and nine month periods ended September 30, 2014, an aggregate of 3,300 and 57,300 stock options valued with a weighted average exercise price of $0.65 and $0.51, respectively, were exercised. Options for the purchase of an aggregate of 746,200 shares of common stock vested during the nine month period ended September 30, 2014, and the aggregate fair value at grant date of these options was $0.3 million. As of September 30, 2014, there was approximately $0.6 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 2.1 years.
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
The Company recorded $0.1 million and $0.5 million, respectively, of share-based compensation expense in selling, general and administrative expenses for the three and nine month periods ended September 30, 2014. The Company recorded $0.4 million and $0.6 million, respectively, of share-based compensation expense in selling, general and administrative expenses for the three and nine month periods ended September 30, 2013. In connection with the resignation of its former Chief Executive Officer and other former members of management which resulted in the forfeiture of certain share-based awards, the Company reversed previously recorded share-based compensation expense of $0.2 million during the nine month period ended September 30, 2013.

Note 6: Discontinued Operations

Sale of Assets - Heritage Labs and Hooper Holmes Services

On August 31, 2014, the Company completed the sale of certain assets comprising the Company’s Heritage Labs and Hooper Holmes Services business units (the "Business") to CRL pursuant to the terms of the Alliance Agreement as amended. The purchase price, after inventory-related price adjustments, was $3.5 million, of which $0.25 million was deposited into an escrow account in accordance with the Alliance Agreement. The Alliance Agreement provided that certain lab assets were retained by the Company and were sold to CRL at a separate closing on October 31, 2014, at which time the remaining purchase price held in escrow was released to the Company. The lab assets of $0.2 million, consisting of fixed assets that were retained by the Company and subsequently sold to CRL on October 31, 2014, are recorded in assets held for sale as of September 30, 2014.

The net book value of assets sold on August 31, 2014 was approximately $0.8 million, consisting primarily of inventory and certain property, plant and equipment. The lab assets retained by the Company are recorded in assets held for sale as of September 30, 2014. After incurring $0.8 million in transaction costs associated with the sale to CRL, the Company recorded a gain on sale of $1.7 million during the three month period ended September 30, 2014, which is recorded as a component of discontinued operations.

The Company has retained certain aspects of its sample kit assembly operations (relating to the Health and Wellness segment) as well as certain other third party kit assembly and all other supply chain fulfillment capabilities, which continue to support Health and Wellness operations and other customers. The Company decided to sell the Business as the transaction provided the Company with additional capital to invest in the growing Health and Wellness operation.

The assets sold to CRL qualified as assets held for sale in April 2014, and the Business is accounted for as discontinued operations in this Report. The sale of Heritage Labs and Hooper Holmes Services to CRL represents a strategic shift in the Company's ongoing operations. Accordingly, the operating results of Heritage Labs and Hooper Holmes Services are segregated and reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

The Company also entered into the Limited Laboratory and Administrative Services Agreement (the "LLASA"), as amended, with CRL pursuant to which, among other things, CRL is the Company’s exclusive provider, subject to certain exceptions, of laboratory testing and reporting services and provides administrative services in support of the Company’s Health and Wellness operations. The Company is a member of CRL’s preferred provider network for wellness programs during the term of the LLASA. The LLASA was effective as of August 31, 2014 upon the closing of the transaction contemplated by the Alliance Agreement and will continue for five years from such date and auto-renew for an additional five year renewal period unless sooner terminated by either party in accordance with the LLASA. CRL will be providing services to the Health and Wellness operations based on an arms' length pricing structure, and the Company will have not have the ability to exercise influence over the operations of either the Heritage Labs or the Hooper Holmes Services businesses.

The following table summarizes the major classes of line items constituting the pretax results of operations of Heritage Labs and Hooper Holmes Services for the three and nine month periods ended September 30, 2014 and 2013, which are reported as a component of discontinued operations in the consolidated statement of operations. There was no income tax recorded in discontinued operations for Heritage Labs and Hooper Holmes Services for any period presented. The following table also reconciles the activity in discontinued operations for the three and nine month periods ended September 30, 2014 and 2013 to the related line in the consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2014	2013	2014	2013
Revenues
Heritage Labs	$405	$2,339	$4,122	$7,865
Hooper Holmes Services	$1,694	$3,427	$7,289	$11,374
Total revenue	$2,099	$5,766	$11,411	$19,239
Cost of Sales
Heritage Labs	$529	$1,747	$3,511	$5,497
Hooper Holmes Services	$1,367	$3,001	$6,245	$9,830
Total cost of sales	$1,896	$4,748	$9,756	$15,327
Selling, General & Administrative Expenses
Heritage Labs	$179	$137	$462	$499
Hooper Holmes Services	$975	$511	$2,657	$1,669
Tail coverage insurance expense	$1,390	$—	$1,390	$—
Total selling, general & administrative expenses	$2,544	$648	$4,509	$2,168
(Loss) income from Discontinued Operations
Heritage Labs	$(302)	$455	$150	$1,869
Hooper Holmes Services	$(649)	$(85)	$(1,614)	$(125)
Tail coverage insurance expense	$(1,390)	$—	$(1,390)	$—
Total (loss) income from discontinued operations	$(2,341)	$370	$(2,854)	$1,744

Reconciliation to statement of operations:
Portamedic discontinued operations and other (see below)	$(398)	$(1,833)	$(467)	$(4,265)
Gain on sale of subsidiaries, net of adjustments	$1,354	$3,682	$1,204	$3,757
(Loss) income from discontinued operations	$(1,385)	$2,219	$(2,117)	$1,236

The assets of the discontinued Heritage Labs and Hooper Holmes Services operations sold to CRL as of August 31, 2014 included inventory of $0.3 million and property, plant and equipment of $0.5 million. The assets sold to CRL recorded in assets held for sale as of December 31, 2013 included inventory of $0.8 million and property, plant and equipment of $0.8 million. The lab assets retained by the Company and subsequently sold to CRL on October 31, 2014 of $0.2 million are recorded in assets held for sale as of September 30, 2014.

Operating cash flow from discontinued operations during the nine month period ended September 30, 2014 was $0.5 million. Changes in working capital from discontinued operations during the nine month period ended September 30, 2014 was $0.6 million. The Company recorded non-cash operating charges for depreciation and bad debt expense of $0.3 million and a non-cash operating charge of $1.0 million for the remaining operating lease payments associated with the discontinued Hooper Holmes Services operations (refer to Note 10). Other than the sale of the discontinued Heritage Labs and Hooper Holmes Services operations to CRL, there were no significant investing or financing activities from discontinued operations during the nine month period ended September 30, 2014. The determination of operating cash flow from discontinued operations for the nine month period ended September 30, 2014 includes a degree of management judgment and estimates. The Company has not allocated any general corporate overhead to discontinued operations.

The Company has not historically tracked accounts receivable, accounts payable and other balance sheet accounts by service line. The continuing operations and the Portamedic, Heritage Labs and Hooper Holmes Services discontinued service lines had customers and suppliers in common. The continuing and discontinued operations also shared certain selling, general and administrative services. As a result, the Company does not have reliable information for the historical impact of Portamedic, Heritage Labs and Hooper Holmes Services on our cash flows for the nine month period ended September 30, 2013.

Included in discontinued operations for the three and nine month periods ended September 30, 2014 is expense of $1.4 million related to retroactive tail coverage insurance policies for the discontinued operations of Portamedic, Heritage Labs and Hooper Holmes Services. The tail coverage represents retroactive insurance policies for claims associated with these businesses incurred prior to the sale of the discontinued operations and were purchased by the Company during the three month period ended September 30, 2014.

The Company also leases a facility used for the discontinued Hooper Holmes Services operations center through 2018. During the nine month period ended September 30, 2014, the Company recorded a liability of $1.0 million representing the fair value of the remaining contractual obligations under the lease reduced by an estimate of sublease income.

Sale of Portamedic

On September 30, 2013, the Company completed the sale of certain assets comprising the Portamedic service line to Piston Acquisition, Inc., a subsidiary of American Para Professional Systems, Inc. ("Piston"). Pursuant to the terms of the Asset Purchase Agreement, the Company sold assets associated with the Portamedic service line to Piston, including, among other things, fixed assets, inventory and intellectual property, and Piston assumed certain specified liabilities. The adjusted purchase price was approximately $8.1 million in cash, adjusted from $8.4 million at announcement due to changes in working capital. Piston held back $2.0 million of the purchase price as security for the obligations under the Asset Purchase Agreement and certain other agreements between the Company and Piston.

The Holdback Amount includes two components. The first holdback is $1.0 million, subject to adjustments, and was released in the first quarter of 2014 when final closing adjustments for inventory and other current assets were determined and paid (the "Closeout Date"). The remaining $1.0 million of the Holdback Amount, less any deductions or adjustments with respect to fixed assets, indemnification claims and any amounts in respect of any indemnification claims then in dispute, will be paid on the first anniversary of the Closeout Date. During the first quarter of 2014, the Company received $0.7 million as payment for the first Holdback Amount, after certain adjustments. As a result, the amount remaining related to the first Holdback Amount was written off during the nine month period ended September 30, 2014 as a charge to the adjustment to gain on sale subsidiary in the statement of operations. The Company has recorded the receivable related to the second Holdback Amount at the amount it believes will be collected, however there cannot be any assurance that the remaining Holdback Amounts will be collected by the Company. The Company currently anticipates finalization and collection on the second Holdback Amount in the first quarter of 2015.

The table below summarizes the operating results of Portamedic which are reported as a component of discontinued operations in the accompanying consolidated statement of operations. Income taxes relating to the operations of Portamedic were less than $0.1 million for the three and nine month periods ended September 30, 2013. During the three and nine month periods ended September 30, 2014, the Company recorded $0.8 million and $1.0 million to discontinued operations for Portamedic related to outstanding legal matters and amounts remaining on the Holdback Amounts.

	September 30, 2013
(in thousands)	Three Months Ended	Nine Months Ended
Revenues	$19,914	$65,419
Loss from discontinued operations	$(1,833)	$(4,265)
Gain on sale of subsidiary, net of adjustments	$3,682	$3,757

Note 7: Inventories

Included in inventories at September 30, 2014 and December 31, 2013 are $0.9 million and $0.3 million, respectively, of finished goods and $0.2 million and $0.3 million, respectively, of components.

Note 8: Restructuring Charges

During the nine month period ended September 30, 2014, the Company recorded restructuring charges in continuing operations totaling $0.1 million and restructuring charges in discontinued operations totaling $0.1 million, consisting of employee severance for a total of $0.2 million.

At September 30, 2014, there was a total of $0.1 million related to restructuring charges, including employee severance and branch closure costs, recorded in accrued expenses in the accompanying consolidated balance sheet. The following table provides a summary of the activity in the restructure accrual for the nine month period ended September 30, 2014:

	As of			As of
(In thousands)	December 31, 2013	Charges	Payments	September 30, 2014
Severance	$531	$202	$(726)	$7
Branch closure obligation	415	1	(349)	67
Total	$946	$203	$(1,075)	$74

Note 9: Loan and Security Agreement

The Company maintains the 2013 Loan and Security Agreement, as amended, with ACF, the assignee of Keltic Financial (as amended, the "2013 Loan and Security Agreement"). Borrowings under the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The amount available for borrowing may be less than the $10 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  The Company has an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables up to $10 million under this facility.  Eligible Receivables do not include Heritage Labs receivables, certain Hooper Holmes Services receivables, and other receivables deemed ineligible by ACF. As of September 30, 2014, the lender applied a discretionary reserve of $0.5 million. Available borrowing capacity, net of this discretionary reserve was $4.3 million based on Eligible Receivables as of September 30, 2014. As of September 30, 2014, there were no borrowings outstanding under the 2013 Loan and Security Agreement.

On July 9, 2014, the Company and ACF entered into the Second Amendment to the 2013 Loan and Security Agreement (the "Second Amendment"). The Second Amendment amends the terms and conditions of the 2013 Loan and Security Agreement dated as of February 28, 2013, and as amended on March 28, 2013. The following summarizes certain terms of the Second Amendment:

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

Interest on revolving credit loans is calculated based on the greatest of (i) the annualized prime rate plus 2.75%, (ii) the 90 day LIBOR rate plus 5.25%, and (iii) 6% per annum. The interest rate on the 2013 Loan and Security Agreement was 6.00% as of September 30, 2014. The Company is obligated to pay, on a monthly basis in arrears, an annual facility fee equal to 1% of the revolving credit limit of $10 million. During the three and nine month periods ended September 30, 2014, in connection with the 2013 Loan and Security Agreement, the Company incurred $0.05 million and $0.1 million, respectively, in facility fees. During the three and nine month periods ended September 30, 2013, the Company incurred facility fees of $0.04 million and $0.1 million, respectively. There were no additional financing fees deferred during the three and nine month periods September 30, 2014 in connection with the Second Amendment to the 2013 Loan and Security Agreement.

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

As security for payment and other obligations under the 2013 Loan and Security Agreement, ACF holds a security interest in all of the Companys', and its subsidiary guarantors', existing and after-acquired property, including receivables (which are subject to a lockbox account arrangement), inventory and equipment.  The aforementioned security interest is collectively referred to herein as the “collateral”. The 2013 Loan and Security Agreement contains various covenants, including financial covenants which require the Company to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation and amortization) beginning with the twelve months ending March 31, 2015 as the first measurement date. The Company continues to have limitations on the maximum amount of capital expenditures for each fiscal year. The Company is in compliance with the covenants under the 2013 Loan and Security Agreement as of September 30, 2014.

Note 10: Commitments and Contingencies

The Company leases its corporate headquarters in Olathe, Kansas, which includes the Health and Wellness operations center, under an operating lease which expires in 2018. The Company also leases copiers and other miscellaneous equipment. These leases expire in various years through 2017.

The Company also leases a facility used for the discontinued Hooper Holmes Services operations center through 2018. During the nine month period ended September 30, 2014, the Company recorded a liability of $1.0 million representing the fair value of the remaining contractual obligations under the lease reduced by an estimate of sublease income.

The Company is still the primary lessee under operating leases for 6 Portamedic branch offices with terms extending through September 2016, which are subleased by the acquirer of the former Portamedic business. The acquirer pays 100% of the rent and other executory costs for these 6 offices in the form of a contractual obligation for the remaining lease term. If the Company is unable to assign these leases to the acquirer of the former Portamedic business, the Company will let the leases expire with no intent of renewal.

In addition, the Company is still the primary lessee under 7 operating leases related to former Portamedic offices not utilized for continuing operations, which are not subleased by the acquirer of the former Portamedic business. The Company has accrued in previous periods approximately $0.1 million as branch closure obligations. The accrual is included as a component of the restructure reserve in the consolidated balance sheet as of September 30, 2014.

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

Note 11: Litigation

On May 24, 2012, a complaint was filed against the Company in the United States District Court for the District of New Jersey alleging, among other things, that the Company failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaints seek award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company filed an answer denying the substantive allegations therein. On August 1, 2014, the Magistrate Judge issued a Report and Recommendation to conditionally certify the class of all contract examiners from August 16, 2010 to the present. On August 29, 2014, the Company submitted its objections to the Report and Recommendation of the Magistrate Judge. If the Magistrate's decision stands, notice will be sent to contractors who performed work for the Company within this time period. The claim is not covered by insurance, and the Company is incurring legal costs to defend the litigation which are recorded in continuing operations. This matter relates to the former Portamedic service line for which the Company retained liability. The Company has determined that losses related to the remaining complaint are not probable or estimable.

On July 30, 2013, a complaint was filed against the Company in the California Superior Court, San Bernadino County, on behalf of a putative class of employees alleging, among other things, that the Company failed to pay wages and other compensation as required by state law. The complaint sought award of an unspecified amount of damages and penalties. The Company has denied all of the allegations in the case and believes them to be without merit. The Company settled the individual claim with the named plaintiff in July 2014 with prejudice.  As a part of the settlement, the named plaintiff agreed to dismiss the class claims, without prejudice. As a result, the Company recorded an immaterial charge during the nine month period ended September 30, 2014 for the settlement amount as a component of discontinued operations in the accompanying consolidated statement of operations.

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

Note 12: Income Taxes

The Company recorded tax expense of $0.02 million or less in continuing operations for each of three and nine month periods ended September 30, 2014 and 2013 reflecting a state tax liability to one state. No amounts were recorded for unrecognized tax benefits or for the payment of interest and penalties during the three and nine month periods ended September 30, 2

014 and 2013. No federal or state tax benefits were recorded relating to the current year loss, as the Company continues to believe that a full valuation allowance is required on its net deferred tax assets.
The Company is under examination by the IRS and expects to reach a conclusion with the IRS for tax year 2011 without a material effect. State income tax returns for the year 2009 and forward are subject to examination.

As of December 31, 2013, the Company has U.S. federal and state net operating loss carryforwards of $140.0 million and $127.2 million, respectively. There has been no significant change in these balances as of September 30, 2014. The net operating loss carryforwards, if unutilized, will expire in the years 2014 through 2033.

Note 13: Segments

The Company reassessed its segment reporting following the sale of the Portamedic service line on September 30, 2013 and again in connection with the entry into the Alliance Agreement with CRL. Following the sale of the Portamedic service line, the Company reassessed its segment reporting to align with the information that the Company's chief operating decision maker regularly reviewed subsequent to the sale of Portamedic. Beginning in the fourth quarter of 2013, the Company previously reported financial results in three segments: Health and Wellness (health risk assessments including biometric screenings), Heritage Labs (laboratory testing) and Hooper Holmes Services (health information services).

Pursuant to the Alliance Agreement with CRL, among other things, the Company sold certain assets comprising the Company’s Heritage Labs and Hooper Holmes Services business units, which represent the Heritage Labs and Hooper Holmes Services reportable segments. As the reportable segments have been reported as discontinued operations in this Report, segment information is no longer provided for Heritage Labs and Hooper Holmes Services. The Company has also reassessed its segment reporting following the Alliance Agreement with CRL to align with the information that is regularly reviewed by management. Subsequent to the closing of the Alliance Agreement with CRL on August 31, 2014, the Company has one segment, consisting of the Health and Wellness operations.

As of September 30, 2014, substantially all of the Company's services are provided within the United States, and substantially all of the Company's assets are located within the United States. As of and for the nine month period ended September 30, 2014, the Company's top five customers represent more than 50% of the consolidated revenue and related accounts receivable balance.

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q (this "Report"), the terms “Hooper Holmes,” “Company,” “we,” “us” and “our” refer to Hooper Holmes, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, but not limited to, statements about our plans, strategies and prospects. When used in this Report, the words “expects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margins, operating and net profits and losses, and changes in certain segment offerings.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, risks related to customer concerns about our financial health, our liquidity and ability to comply with financial covenants in our 2013 Loan and Security Agreement, declines in our business, our competition, and our ability to successfully expand our Health and Wellness business and its related impact on revenue, along with other cost reduction initiatives. The section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and the section in this Report entitled “Risk Factors” and similar discussions in our other filings with the Securities and Exchange Commission ("SEC") discuss these and other important risks that may affect our business, results of operations, cash flows and financial condition. Investors should consider these factors before deciding to make or maintain an investment in our securities. The forward-looking statements included in this Report are based on information available to us as of the date of this Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Overview

Our Company was founded in 1899. We are a publicly-traded New York corporation whose shares of common stock are listed on the NYSE MKT.  Our corporate headquarters are located in Olathe, Kansas, where our Health and Wellness operating center is located. Over the last 40 years, our business focus has been on providing health risk assessment services.

We provide on-site health screenings, laboratory testing, risk assessment and sample collection services to individuals as part of comprehensive health and wellness programs offered through corporate and government employers.  We are engaged by the organizations sponsoring such programs, including health and care management companies, broker and wellness companies, disease management organizations, reward administrators, third party administrators, clinical research organizations and health plans.  We provide these services through a national network of health professionals.

As a provider of services to the health and insurance industries our business is subject to some seasonality, with the second quarter sales typically dropping below other quarters and the third and fourth quarter sales typically the strongest quarters due to increased demand for biometric screenings from mid-August through November related to annual benefit renewal cycles.

We believe that the overall market for our wellness services is growing and we expect it will continue to grow with the increased nationwide focus on healthcare initiatives. Our Health and Wellness segment supports health and care management companies including health plans, disease management organizations, reward administrators, third party administrators, benefit brokers and wellness companies, all of whom generally focus on employers as their customers in providing total population health management services.

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

Recent Events

On August 31, 2014, we completed the sale of certain assets comprising the Heritage Labs and Hooper Holmes Services business units (the "Business") to Clinical Reference Laboratory, Inc. ("CRL") pursuant to the terms of the Alliance Agreement as amended. The purchase price, after inventory-related price adjustments, was $3.5 million, of which $0.25 million was deposited into an escrow account in accordance with the Alliance Agreement. The Alliance Agreement provided that certain lab assets were retained by us and were sold to CRL at a separate closing on October 31, 2014, at which time the remaining purchase price held in escrow was released. The net book value of assets sold on August 31, 2014 was approximately $0.8 million, consisting primarily of inventory and certain property, plant and equipment. The lab assets retained by us are recorded in assets held for sale as of September 30, 2014. We recorded a gain on sale of $1.7 million during the three month period ended September 30, 2014, which is recorded as a component of discontinued operations. We also incurred $0.8 million in transaction costs associated with the sale to CRL.

We also entered into a Limited Laboratory and Administrative Services Agreement (the "LLASA") with CRL pursuant to which, among other things, CRL is our exclusive provider, subject to certain exceptions, of laboratory testing and reporting services and provides administrative services in support of the Health and Wellness operations. We are a member of CRL’s preferred provider network for wellness programs during the term of the LLASA. The LLASA was effective as of August 31, 2014 upon the closing of the transaction contemplated by the Alliance Agreement, and will continue for five years from such date and auto-renew for an additional five year renewal period unless sooner terminated by either party in accordance with the LLASA. CRL will be providing services to the Health and Wellness operations based on an arms' length pricing structure, and we will have not have the ability to exercise influence over the operations of either the Heritage Labs or the Hooper Holmes Services businesses.

We previously reported our financial results in three segments: Health and Wellness, Heritage Labs and Hooper Holmes Services. Pursuant to the Alliance Agreement with CRL, among other things, we sold certain assets comprising the Heritage Labs and Hooper Holmes Services business units, which represent the Heritage Labs and Hooper Holmes Services reportable segments. As the Heritage Labs and Hooper Holmes Services reportable segments have been reported as discontinued operations, segment information is no longer provided for Heritage Labs and Hooper Holmes Services. Subsequent to the closing of the Alliance Agreement with CRL on August 31, 2014, we have one segment, consisting of the Health and Wellness operations. On September 30, 2013, we completed the sale of certain assets comprising our Portamedic service line. The Portamedic service line is also accounted for as a discontinued operation in this Report.

On May 13, 2014, we entered into a Purchase and Sale Agreement (the "Purchase and Sale Agreement") for the sale to McElroy Deutsch Mulvaney & Carpenter, LLP ("MDMC") of the buildings, land, certain personal property and other interests comprising our Basking Ridge, New Jersey property for an aggregate purchase price of $3.0 million. On July 18, 2014, we entered into an amendment to the Purchase and Sale Agreement that provided for us to deposit into an escrow account at closing an aggregate of $0.3 million of the purchase price to satisfy amounts paid by MDMC in connection with certain repairs and other expenses identified in the course of the property inspection. The sale closed on August 7, 2014 resulting in cash proceeds of $2.5 million, which is net of customary closing costs and broker fees of $0.2 million. We recorded a gain on sale of real estate of $1.8 million as a component of operating income (loss) from continuing operations in connection with the transaction.

Highlights for the Three and Nine Month Periods Ended September 30, 2014

Consolidated Financial Performance for the Third Quarter of 2014

The following table summarizes the consolidated results of operations for the three month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,
(in thousands)	2014	2013
Revenues	$7,875	$5,227
Cost of operations	6,021	4,272
Gross profit	$1,854	$955
Selling, general and administrative expense	3,541	4,386
Gain on sale of real estate	(1,830)	—
Restructuring	—	362
Other, net	(61)	(135)
Income tax expense	5	5
Income (loss) from continuing operations	$77	$(3,933)
(Loss) income from discontinued operations, net of tax	(1,385)	2,219
Net loss	$(1,308)	$(1,714)

For the three month period ended September 30, 2014, consolidated revenues were $7.9 million, representing an increase of approximately 50.7% from the same period in 2013 of $5.2 million. The increase corresponds to more screenings during the three month period ended September 30, 2014 as well as additional revenue from a long-term clinical study contract. For the three month period ended September 30, 2014, we performed approximately 119,000 health screenings, compared to approximately 89,000 health screenings in the prior year period, which represents an increase of 33.7% in the number of screenings performed. Consolidated revenues for the three month periods ended September 30, 2014 and 2013 also include third party kit revenue of $0.2 million for both periods.

Gross profit increased by $0.9 million during the three month period ended September 30, 2014. Our gross profit percentage was 23.5% and 18.3% for the three month periods ended September 30, 2014 and 2013, respectively.

Selling, general and administrative expense ("SG&A") for the three month period ended September 30, 2014 decreased $0.8 million to $3.5 million, representing a decrease of approximately 19.3%, compared to the prior year period as a result of efficiencies achieved in connection with the relocation of the corporate headquarters to Olathe, Kansas. SG&A also includes $0.2 million of transition costs incurred during the three month period ended September 30, 2014 associated with maintaining the Basking Ridge, New Jersey real estate prior to its sale as well as ongoing transition of information technology infrastructure. SG&A excluding transition costs for the three month period ended September 30, 2014 was $3.3 million, representing a decrease of approximately 24.6% compared to the prior year period.

We also recorded a gain on sale of real estate of $1.8 million in connection with the sale of the property in Basking Ridge, New Jersey.

Consolidated Financial Performance for the Nine Months Ended September 30, 2014

The following table summarizes the consolidated results of operations for the nine month periods ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(in thousands)	2014	2013
Revenues	$21,852	$14,954
Cost of operations	16,193	11,141
Gross profit	$5,659	$3,813
Selling, general and administrative expense	11,915	13,392
Gain on sale of real estate	(1,830)	—
Restructuring	92	667
Other, net	(156)	(252)
Income tax expense	15	14
Loss from continuing operations	$(4,689)	$(10,512)
Loss from discontinued operations, net of tax	(2,117)	1,236
Net loss	$(6,806)	$(9,276)

For the nine month period ended September 30, 2014, consolidated revenues were $21.9 million, representing an increase of approximately 46.1% from the same period in 2013 of $15.0 million. The increase corresponds to more screenings during the nine month period ended September 30, 2014 as well as additional revenue from a long-term clinical study contract. For the nine month period ended September 30, 2014, we performed approximately 347,000 health screenings, compared to approximately 258,000 health screenings in the prior year period, which represents an increase of 34.5% in the number of screenings performed. Consolidated revenues for the nine month periods ended September 30, 2014 and 2013 also include third party kit revenue of $0.6 million and $0.8 million, respectively.

Gross profit increased by $1.8 million during the nine month period ended September 30, 2014. Our gross profit percentage was 25.9% and 25.5% for the nine month periods ended September 30, 2014 and 2013, respectively.

SG&A for the nine month period ended September 30, 2014 decreased $1.5 million to $11.9 million, representing a decrease of approximately 11.0%, compared to the prior year period as a result of efficiencies achieved in connection with the relocation of the corporate headquarters to Olathe, Kansas. SG&A also includes $1.8 million of transition costs incurred during the nine month period ended September 30, 2014 associated with the relocation of the corporate headquarters and costs associated with maintaining the Basking Ridge, New Jersey real estate prior to its sale. SG&A excluding transition costs for the nine month period ended September 30, 2014 was $10.1 million, representing a decrease of approximately 24.5% compared to the prior year period.

We also recorded a gain on sale of real estate of $1.8 million in connection with the sale of the property in Basking Ridge, New Jersey.

Business Outlook

We believe there are significant growth opportunities for our Health and Wellness operations. Health and Wellness services include event scheduling, provision and fulfillment of all supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges, lab coats, bandages, etc.) at screening events, event management, biometric screenings (e.g., height, weight, body mass index, hip, waist, neck, pulse, blood pressure), blood draws via venipuncture or finger stick, procuring lab testing, participant and aggregate reporting, data processing and data transmission.

The United States spends more on healthcare than any other country, with more than 75% of healthcare costs due to chronic conditions. With the focus on health care cost management and the risk of reduced productivity in the workplace from health issues arising among the employee population, we believe employers of all sizes will adopt health and wellness programs at an increasing rate. We expect the market for health and wellness to grow over the next three to five years, and we believe that we are well positioned to increase revenues from our biometric screening and other related services given our unique set of assets, including our proprietary Health and Wellness technology platform and our national network of certified health professionals. However, the success of Health and Wellness will also depend in part upon the success of our channel partners and sponsors and their health and care management initiatives to employers.

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

A key strength of ours is our nationwide network of health professionals. We have signed national agreements with retail clinics and local lab offices, giving our customers more options for remote screenings. Due to our national network of health professionals, we have a presence in locations across the United States, with supply chain capabilities that allow us to stock, calibrate, pack and ship the materials our health professionals need to collect accurate health information.

We monitor our operational performance and are constantly refining metrics to improve operational performance. We believe our attention to the details of a Health and Wellness event, from the set-up, staffing, and post event follow-up, contributes to making our services efficient and effective.

We continue to focus our attention on our long-term strategy and believe we have the necessary assets to make the most of our immediate opportunities while positioning the Company for long-term growth. We have transitioned out of the life insurance industry to focus on the Health and Wellness business in connection with the Alliance Agreement with CRL. As a part of the transition, we plan to reduce our corporate fixed cost structure by evaluating head count, professional fees and other expenses. We expect to increase the flexibility of our variable cost structure to improve our scalability with changes in screening volumes. We will also continue to evaluate strategic partnerships, ventures and opportunities that will allow us to better leverage our capabilities while maintaining a smaller corporate footprint.

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

We have shifted our key financial and other metrics to focus on the Health and Wellness operations during the third quarter of 2014. This shift is a result of the Alliance Agreement with CRL and the sale of Heritage Labs and Hooper Holmes Services discontinued business units. We track the following key metrics related to our core Health and Wellness operations:

•	the number of health screenings completed by Health and Wellness;

•	the quality scores of our Health Professionals;

•	the aggregate of travel expenditures incurred by our Health Professionals; and

•	budget to actual performance for the Health and Wellness operations.

Certain of the above-cited metrics are discussed in the comparative discussion and analysis of our results of operations that follows.

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three and nine month periods ended September 30, 2014 and 2013

Revenue - The table below sets forth our consolidated revenue and number of screenings for the periods indicated.

(dollars in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change

Revenue	$7,875	$5,227	50.7%	$21,852	$14,954	46.1%

Number of Screenings	119,000	89,000	33.7%	347,000	258,000	34.5%

Consolidated revenues for the three month period ended September 30, 2014 were $7.9 million, an increase of $2.6 million, or 50.7%, from the prior year period. Consolidated revenues for the nine month period ended September 30, 2014 were $21.9 million, an increase of $6.9 million, or 46.1% from the prior year period.

Our revenue increase in the three and nine month periods ended September 30, 2014, as compared to the prior year periods, is primarily due to an increased number of screenings. Our Health & Wellness operations performed 33.7% more health screenings in the third quarter of 2014 compared to 2013. Screenings were also up 34.5% for the nine month period ended September 30, 2014 compared to 2013. Revenue increases for the nine month period ended September 30, 2014 were also driven by annual contractual price adjustments related to one of our long-term clinical study contracts.

Consolidated revenues includes third party kit revenue for the three month periods ended September 30, 2014 and 2013 of $0.2 million, and for the nine month periods ended September 30, 2014 and 2013 of $0.6 million and $0.8 million, respectively.

Cost of Operations - The table below sets forth our consolidated cost of operations for the periods indicated.

(in thousands)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014	% of Revenue	2013	% of Revenue	2014	% of Revenue	2013	% of Revenue
Cost of Operations	$6,021	76.5%	$4,272	81.7%	$16,193	74.1%	$11,141	74.5%

Cost of operations, as a percentage of revenue, was 76.5% and 81.7% for the three month periods ended September 30, 2014 and 2013, respectively, and was 74.1% and 74.5% for the nine month periods ended September 30, 2014 and 2013, respectively.

The improvement in cost of operations as a percentage of revenue for the three month period ended September 30, 2014 is a result of examiner time and expense initiatives implemented. The impact of those initiatives was offset by staffing costs to support high volumes from customers who moved the timing of their screening programs into the third quarter of 2014. The Company will continue to drive operating cost initiatives focused on improving gross margins with particular emphasis on travel costs for health professionals and material costs associated with screenings.

Selling, General and Administrative Expenses

(in thousands)	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Selling, general and administrative expenses	$3,541	$4,386	$(845)	$11,915	$13,392	$(1,477)

SG&A expenses for the three month period ended September 30, 2014 decreased $0.8 million to $3.5 million compared to the prior year period. SG&A expenses for nine month period ended September 30, 2014 decreased $1.5 million to $11.9 million. The decrease is due to reduced corporate headcount, lower consulting services, and reduced legal fees. These improvements were partially offset by transition costs as discussed below and investments in the Health and Wellness sales department.

Included in SG&A for the three and nine month periods ended September 30, 2014 were $0.2 million and $1.8 million of transition costs, which were incurred in connection with the relocation of the corporate headquarters to Olathe, Kansas. The Company relocated its headquarters to Olathe, Kansas during the first quarter of 2014, where the Health and Wellness facilities are located. The transition costs primarily include the salaries of individuals located in the former corporate headquarters, costs associated with moving information technology infrastructure to Kansas and costs associated with operating the real estate that was held for sale in Basking Ridge, New Jersey prior to its sale.

We plan to reduce our corporate fixed cost structure in 2014 and beyond by evaluating head count, professional fees and other expenses. We also expect our ongoing insurance costs to be significantly less with the absence of coverage requirements for the discontinued operations.

Gain on Sale of Real Estate

We also recorded a gain on sale of real estate of $1.8 million during the three and nine month periods ended September 30, 2014 in connection with the sale of the real estate in Basking Ridge, New Jersey on August 7, 2014.

Operating Income (Loss) from Continuing Operations

Our consolidated operating income from continuing operations for the three month period ended September 30, 2014 was $0.1 million, compared to a consolidated operating loss from continuing operations for the three month period ended September 30, 2013 of $3.8 million. Consolidated operating loss from continuing operations for nine month periods ended September 30, 2014 and 2013 was $4.5 million and $10.2 million, respectively. The improvement is due to an increase in gross profit as well as SG&A efficiencies achieved with the relocation of our corporate headquarters.

Income (Loss) from Continuing Operations

Income from continuing operations for the three month period ended September 30, 2014 was $0.1 million, or $0.00 per share on both a basic and diluted basis, compared to a loss of $3.9 million, or $0.06 per share on both a basic and diluted basis, in the same period of the prior year. Loss from continuing operations for the nine month period ended September 30, 2014 was $4.7 million, or $0.07 per share on both a basic and diluted basis, compared to a loss of $10.5 million, or $0.15 per share on both a basic and diluted basis, for 2013.

Discontinued Operations

Discontinued operations, net, was a loss of $2.7 million and $1.5 million for the three month periods ended September 30, 2014 and 2013, respectively. Discontinued operations, net, was a loss of $3.3 million and $2.5 million for the nine month periods ended September 30, 2014 and 2013, respectively. Discontinued operations represent the results of operations during the periods presented for the Portamedic service line that was sold to Piston on September 30, 2013 as well as the results of operations for Heritage Labs and Hooper Holmes Services sold to CRL in connection with the Alliance Agreement.

Included in discontinued operations for the three and nine month periods ended September 30, 2014 is expense of $1.4 million related to retroactive tail coverage insurance policies for the discontinued operations of Portamedic, Heritage Labs and Hooper Holmes Services. We also recorded a liability of $1.0 million representing the fair value of the remaining contractual obligations under the lease reduced by an estimate of sublease income during the nine month period ended September 30, 2014.

We recorded a gain on sale of $1.7 million related to the sale of Heritage Labs and Hooper Holmes Services to CRL during the three and nine month periods ended September 30, 2014, which is recorded as a component of discontinued operations. We recorded a gain on sale of $3.7 million during the three and nine month periods ended September 30, 2013 related to the sale of Portamedic.

Net Loss

Net loss for the three month period ended September 30, 2014 was $1.3 million, or $0.02 per share on both a basic and diluted basis, as compared to a net loss of $1.7 million, or $0.02 per share on both a basic and diluted basis for the three month period ended September 30, 2013. Net loss for the nine month period ended September 30, 2014 was $6.8 million, or $0.10 per share on both a basic and diluted basis, as compared to a net loss of $9.3 million, or $0.13 per share on both a basic and diluted basis for the nine month period ended September 30, 2013.

Liquidity and Capital Resources

Our primary sources of liquidity are our cash and cash equivalents as well as availability under our 2013 Loan and Security Agreement, as amended (collectively the "2013 Loan and Security Agreement"). At September 30, 2014, our working capital was $4.5 million and our current ratio as of September 30, 2014 was 1.5 to 1. Available borrowing capacity was $4.3 million based on Eligible Receivables as of September 30, 2014. As of September 30, 2014, there were no borrowings outstanding under the 2013 Loan and Security Agreement. We have managed our liquidity during this period through sales of the Portamedic, Heritage Labs and Hooper Holmes Services business units, sale of the Basking Ridge, New Jersey property and a series of cost reduction initiatives. We entered into an amendment of the 2013 Loan and Security Agreement in July 2014 which results in an increase in our borrowing capacity and additional flexibility regarding the EBITDA measurement.

We present our cash flows inclusive of the Portamedic, Heritage Lab and Hooper Holmes Services service lines, which is the way our cash flows have been presented historically. Given the nature of our business, we have not historically separated much of our working capital by service line and thus we are not able to reliably distinguish between continuing and discontinued operations in our consolidated statements of cash flows for the nine month period ended September 30, 2014 and 2013. As such, changes in accounts payable, accounts receivable, inventory and other financial line items associated with the Portamedic, Heritage Labs and Hooper Holmes Services service lines may impact future cash flow statement presentation. We provide information about the impact of Portamedic, Heritage Labs and Hooper Holmes Services on our cash flows below in the discussion of our cash flows from operating, investing and financing activities. Activities affecting our cash flows for the nine month period ended September 30, 2014 include:

•
a net loss of $6.8 million, which includes a gain on sale of subsidiaries of $1.2 million and a gain on sale of real estate of $1.8 million, and was offset by non-cash charges of $1.2 million in depreciation expense and amortization of deferred financing fees and $0.5 million in share-based compensation expense; and

•	capital expenditures of $0.8 million.

These uses of cash were offset by:

•	proceeds from the sale of Heritage Labs and Hooper Holmes Services to CRL of $3.3 million, off set by transaction fees of $0.8 million;

•	net proceeds from the sale of the real estate in Basking Ridge, New Jersey of $2.5 million;

•
an increase in accounts payable and accrued expenses of $3.1 million due to an increase in purchasing to support higher screening volumes in the second half of the year as well as due to a liability recorded of $1.4 million related to the tail coverage insurance policies associated with our discontinued operations; and

•	receipt of $0.7 million for payment of the first Holdback Amount during the nine month period ended September 30, 2014.

We have historically used availability under the 2013 Loan and Security Agreement to fund operations. We did not borrow under the 2013 Loan and Security Agreement during the nine month period ended September 30, 2014. During the nine month period ended September 30, 2013 we had net borrowings of $2.6 million. We used the proceeds from the sale of Heritage Labs and Hooper Holmes Services as well as the proceeds from the sale of the Basking Ridge real estate to fund capital expenditures and operating expenses associated with the increased screening volume experienced in the second half of the year. We experience a timing difference between the operating expense and cash collection of the associated revenue as Health and Wellness customers generally have longer payment terms.

2013 Loan and Security Agreement

We maintain the 2013 Loan and Security Agreement, as amended, with ACF FinCo I LP ("ACF"), the assignee of Keltic Financial Partners II, LP ("Keltic Financial"). Borrowings under the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The amount available for borrowing may be less than the $10 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  We have an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables (as defined in the 2013 Loan and Security Agreement) up to $10 million under this facility.   Eligible Receivables do not include Heritage Labs receivables, certain Hooper Holmes Services receivables, and other receivables deemed ineligible by the lender. As of September 30, 2014, the lender applied a discretionary reserve of $0.5 million.

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

The 2013 Loan and Security Agreement contains various covenants, including financial covenants which require us to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation and amortization) beginning with the twelve months ending March 31, 2015 as the first measurement date. We continue to have limitations on the maximum amount of unfunded capital expenditures for each fiscal year. We are in compliance with the covenants under the 2013 Loan and Security Agreement as of September 30, 2014.

Sale of Assets - Heritage Labs and Hooper Holmes Services

On August 31, 2014, we completed the sale of certain assets comprising the Heritage Labs and Hooper Holmes Services business units to CRL pursuant to the terms of the Alliance Agreement. The purchase price, after inventory-related price adjustments, was $3.5 million, of which $0.25 million was deposited into an escrow account in accordance with the Alliance Agreement. The Alliance Agreement provided that certain lab assets were retained by us and were sold to CRL at a separate closing on October 31, 2014, at which time the remaining purchase price held in escrow was released. The net book value of assets sold on August 31, 2014 was approximately $0.8 million, consisting primarily of inventory and certain property, plant and equipment. The lab assets retained by us are recorded in assets held for sale as of September 30, 2014. We recorded a gain on sale of $1.7 million during the three month period ended September 30, 2014, which is recorded as a component of discontinued operations. We also incurred $0.8 million in transaction costs associated with the sale to CRL.

The capital raised from this transaction provided us with additional capital to invest in the third quarter as we focus on growth supporting Health and Wellness operations through the remainder of 2014 and beyond. We also retained certain aspects of the sample kit assembly operations (relating to the Health and Wellness segment) as well as certain other third party kit assembly and all other supply chain fulfillment capabilities, which continue to support Health and Wellness operations and other customers.

Sale of Basking Ridge Real Estate

On May 13, 2014, we entered into a Purchase and Sale Agreement for the sale to MDMC of the buildings, land, certain personal property and other interests comprising the Basking Ridge, New Jersey property for an aggregate purchase price of $3.0 million. On July 18, 2014, we and MDMC entered into an amendment to the Purchase and Sale Agreement that provided for us to deposit into an escrow account at closing an aggregate of $0.3 million of the purchase price to satisfy amounts paid by MDMC in connection with certain repairs and other expenses identified in the course of the property inspection. The sale closed on August 7, 2014 resulting in cash proceeds of $2.5 million, which is net of customary closing costs and broker fees of $0.2 million. We recorded a gain on sale of real estate of $1.8 million as a component of operating income (loss) from continuing operations in connection with the transaction.

Liquidity Considerations

The Health and Wellness business sells through wellness, disease management and insurance companies who ultimately have the relationship with the end customer. Our current services are aggregated with its partners' offerings to provide a total solution. As such, our success is largely dependent on that of our channel partners and sponsors. The loss of business from key customers can negatively affect our financial condition, results of operations or cash flows.

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

While we received $5.1 million in net proceeds during the three month period ended September 30, 2014 from the sale of the Basking Ridge, New Jersey property and sale of Heritage Labs and Hooper Holmes Services business units, we had cash outflows of $0.9 million and $0.2 million during the three month period ended September 30, 2014 in connection with discontinued operations and transition costs, respectively. Our cash balance was $3.1 million as of June 30, 2014 and $4.1 million as of September 30, 2014.

In August and September, we invested $0.4 million in capital expenditures to prepare for screening volume during the second half of 2014. The remaining change in cash for the three month period ended September 30, 2014 is due to the fulfillment and execution of screening events in advance of cash receipts from our customers. To conduct successful screenings we must expend cash to deliver equipment and supplies required for the screenings as well as pay our health professionals and site management, which is in advance of the customer invoicing process and ultimate cash receipts for services performed. We expect to receive payment for our screenings completed in August and September, two of the higher volume months of the year, in the fourth quarter of 2014.

We continue to focus our attention on our long-term strategy and believe we have the necessary assets to make the most of our immediate opportunities while positioning the Company for long-term growth. We have transitioned out of the life insurance industry to focus on the Health and Wellness business in connection with the Alliance Agreement with CRL. As a part of the transition, we plan to reduce our corporate fixed cost structure by evaluating head count, professional fees and other expenses.

We expect to increase the flexibility of our variable cost structure to improve our scalability with changes in screening volumes. We will also continue to evaluate strategic partnerships, ventures and opportunities that will allow us to better leverage our capabilities while maintaining a smaller corporate footprint.

Based on the anticipated level of future revenues and gross profits, anticipated cost reduction initiatives, existing cash and cash equivalents and borrowing capacity, we believe we have sufficient funds to meet our cash needs to fund operation expenses and capital expenditures for the twelve months following September 30, 2014.

Cash Flows from Operating, Investing and Financing Activities

We discuss below the cash flows from operating, investing and financing activities for the nine month period ended September 30, 2013, inclusive of discontinued operations. Future cash flows from operating, investing and financing activities may change as a result of our relocation to Kansas and related restructuring activities. Since we historically have not tracked accounts receivable, accounts payable and other accounts by service line, our continuing operations and the Portamedic, Heritage Labs and Hooper Holmes Services service lines had customers and suppliers in common, and our continuing and discontinued operations shared certain selling, general and administrative services, we do not have reliable information for the historical impact of Portamedic, Heritage Labs and Hooper Holmes Services on our cash flows.

We feel that without the discontinued Portamedic, Heritage Labs and Hooper Holmes Services operations and with planned selling, general and administrative cost reductions, cash flow from operations will improve. We plan to reduce our corporate fixed cost structure in 2014 and beyond by evaluating head count, professional fees and other expenses. We expect to increase the flexibility of our variable cost structure to improve our scalability with changes in screening volumes. We will also continue to evaluate strategic partnerships, ventures and opportunities that will allow us to better leverage our capabilities while maintaining a smaller corporate footprint.

Cash Flows from Operating Activities

For the nine month period ended September 30, 2014, net cash used in operating activities was $4.9 million, compared to $7.8 million in the prior year period.

The net cash used in operating activities for the nine month period ended September 30, 2014 reflects a net loss of $6.8 million, which includes a gain on sale of subsidiaries of $1.2 million and a gain on sale of real estate of $1.8 million, and was offset by non-cash charges of $1.2 million in depreciation expense and amortization of deferred financing fees and $0.5 million in share-based compensation expense. Changes in working capital included:

•	an increase in inventory of $0.5 million to support increased screening volume in the second half of the year; and

•	a combined net increase in accounts payable and accrued expenses of $3.1 million.

Our consolidated days sales outstanding ("DSO"), measured on a rolling 90-day basis, was 81.3 days at September 30, 2014, compared to 52.7 days at December 31, 2013 and 76.2 days at September 30, 2013. Our Health and Wellness customers generally have had longer payment terms. Historically, our accounts receivable balances and our DSO are near their highest point in September and their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out.

Cash Flows provided by Investing Activities

We used $0.8 million and $1.1 million, respectively, for the nine month periods ended September 30, 2014 and 2013 for capital expenditures. During the nine month period ended September 30, 2014, we received proceeds from the sale of Heritage Labs and Hooper Holmes Services to CRL of $3.3 million off set by transaction fees of $0.8 million. We also received net proceeds from the sale of the real estate in Basking Ridge, New Jersey of $2.5 million during the nine month period ended September 30, 2014. For the nine month period ended September 30, 2014, we also received $0.7 million for payment of the first Holdback Amount from the sale of Portamedic.

For the nine month period ended September 30, 2013, we collected $6.1 million of proceeds from the sale of Portamedic, which were offset by $0.4 million of transaction costs paid during the same period.

Cash Flows provided by Financing Activities

Cash provided by financing activities for the nine month period ended September 30, 2014 includes $0.03 million related to proceeds from stock option exercises. Cash used in financing activities for the nine month period ended September 30, 2013 represents $2.6 million of net borrowings under our credit facility, partially offset by costs associated with our 2009 Loan and Security Agreement of $1.0 million and a reduction in capital lease obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchases

We did not purchase any shares of our common stock during the nine month periods ended September 30, 2014 and 2013.

Dividends

No dividends were paid during the nine month period ended September 30, 2014 and 2013. We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2013 Loan and Security Agreement with ACF described in Note 9 to the unaudited interim consolidated financial statements.

Contractual Obligations

The following table sets forth our schedule of contractual obligations at September 30, 2014, including future minimum lease payments under non-cancelable operating leases and employment contract payments.

(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$6,055	$1,741	$4,086	$228	$—
Employment Contracts	595	595	—	—	—
Total	$6,650	$2,336	$4,086	$228	$—

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There were no changes to our critical accounting policies during the nine month period ended September 30, 2014. Such policies are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 9 to the unaudited interim consolidated financial statements and Item 2 of Part I included in this Report. Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations. Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings. As of September 30, 2014, there were no borrowings outstanding.

As of September 30, 2014, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company's disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting as described below. Notwithstanding the material weakness described below, management has concluded that our consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented and that they may still be relied upon.

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

While the material weakness continues to exist, the Company has taken steps to address this weakness in internal control. The Company has hired consulting resources to assist with financial reporting and accounting tasks, has hired a new Controller, Assistant Controller and added additional finance and accounting staff in the new headquarters in Olathe, Kansas. The Company has also increased the internal training and awareness with the management team to ensure that our control environment is continually improving.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1	Legal Proceedings

On May 24, 2012, a complaint was filed against the Company in the United States District Court for the District of New Jersey alleging, among other things, that the Company failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaints seek award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company filed an answer denying the substantive allegations therein. On August 1, 2014, the Magistrate Judge issued a Report and Recommendation to conditionally certify the class of all contract examiners from August 16, 2010 to the present. On August 29, 2014, the Company submitted its objections to the Report and Recommendation of the Magistrate Judge. If the Magistrate's decision stands, notice will be sent to contractors who performed work for the Company within this time period. The claim is not covered by insurance, and the Company is incurring legal costs to defend the litigation which are recorded in continuing operations. This matter relates to the former Portamedic service line for which the Company retained liability.

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

Readers should carefully consider, in connection with the other information in this Report, the risk factors disclosed in Item 1A. "Risk Factors" in our 2013 Annual Report on Form 10-K. Other than the following two risk factors, there are no material changes to such risk factors.  These risk factors have been included herewith due to the focus of the Company exclusively on its Health & Wellness business following the closing of the Alliance Agreement with CRL, whereby CRL acquired the Company’s Heritage Labs and Hooper Holmes Services business units and the Company entered into an exclusive laboratory services arrangement with CRL.

We are dependent on Clinical Reference Laboratory, Inc. as our exclusive laboratory services provider.  If CRL fails to perform adequately under the Limited Laboratory and Administrative Services Agreement or we face difficulties in managing our relationship with CRL, our results of operations could be adversely affected.

Under the terms of the Limited Laboratory and Administrative Services Agreement ("LLASA") between the Company and CRL, which became effective August 31, 2014, CRL is the Company’s exclusive provider, with certain limited exceptions, of laboratory testing and reporting services in support of the Company’s health and wellness offerings.  The LLASA has a term of 5 years and will automatically renew for an additional 5 year period unless sooner terminated.  Our dependence on CRL makes our operation vulnerable to CRL’s failure to perform adequately under our contract with them.  In addition, the services that CRL renders to us are services that we are required to provide under contracts with our clients, and we are responsible for such performance and could be held accountable by the client for any failure to perform.  The LLASA has service level requirements of CRL and we perform ongoing oversight activities to identify any performance or other issues related to our relationship with CRL.  If CRL were to fail to provide the services that we require or expect, or fails to meet its contractual requirements, such as service levels or compliance with applicable laws, the failure could negatively impact our business by adversely affecting our ability to serve our customers and/or subject us to regulatory or litigation risk.  Such a failure could adversely affect our results of operations.

We derive a significant percentage of our revenue from a limited number of customers and a loss of some or all of the business of one or more customers could have a material adverse effect on our financial condition, results of operations or cash flows.

Much of our Health and Wellness operations is derived through our relationships with our channel partners.  Our five largest channel partners, combined, account for a majority of our consolidated revenue and accounts receivable balances. While we have agreements with each of our channel partners, the vast majority of the agreements do not provide for any specified minimum level of purchases of services from us. If one or more of our channel partners was to significantly reduce its purchases of biometric screening and other sample collection services from us, it could significantly reduce our revenue and adversely affect our results of operations and cash flows.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales or repurchases of equity securities during the fiscal quarter ended September 30, 2014.

ITEM 3	Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2014.

ITEM 4	Mine Safety Disclosure

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

Exhibit No.	Description of Exhibit

2.1
Strategic Alliance Agreement dated April 16, 2014 by and among Hooper Holmes, Inc., Heritage Labs International, LLC, Mid-America Agency Services, Incorporated and Clinical Reference Laboratory, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2014)

2.2
Amendment Number 1 the Strategic Alliance Agreement dated August 31, 2014 by and among Hooper Holmes, Inc., Heritage Labs International, LLC, Mid-America Agency Services, Incorporated and Clinical Reference Laboratory, Inc.*

10.1
Limited Laboratory and Administrative Services Agreement dated April 16, 2014 by and between Hooper Holmes, Inc. and Clinical Reference Laboratory, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on June 23, 2014)**

10.2	Amendment Number 1 to the Limited Laboratory and Administrative Services Agreement dated August 31, 2014 by and between Hooper Holmes, Inc. and Clinical Reference Laboratory, Inc.*

10.3
Second Amendment to the Purchase and Sale Agreement by and between Hooper Holmes, Inc. and McElroy Deutsch Mulvaney and Carpenter, LLP dated July 1, 2014 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014)

10.4
Third Amendment to the Purchase and Sale Agreement by and between Hooper Holmes, Inc. and McElroy Deutsch Mulvaney and Carpenter, LLP dated July 1, 2014 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014)

10.5
Fourth Amendment to the Purchase and Sale Agreement by and between Hooper Holmes, Inc. and McElroy Deutsch Mulvaney and Carpenter, LLP dated July 1, 2014 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014)

10.6
Fifth Amendment to the Purchase and Sale Agreement by and between Hooper Holmes, Inc. and McElroy Deutsch Mulvaney and Carpenter, LLP dated July 1, 2014 (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014)

10.7
Second Amendment to the Loan and Security Agreement by and between ACF FinCo I, LP, as assignee of Keltic Financial Partners II, LP and Hooper Holmes, Inc. dated July 9, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2014)

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

Dated: November 13, 2014

By: /s/ Henry E. Dubois
Henry E. Dubois
Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Tom Collins
Tom Collins
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)