Form 10-K
period 2014-12-31
HOOPER HOLMES INC
filed 2015-03-31
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014

Commission file number: 001-09972

HOOPER HOLMES, INC.
(Exact name of Registrant as specified in its charter)

New York	22-1659359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

560 N. Rogers Road
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
Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates of the Registrant (66,600,000), based on the closing price of these shares on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) on the NYSE MKT, was $50,000,000.

The number of shares outstanding of the Registrant’s common stock as of February 28, 2015 was 70,866,603.

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant’s proxy statement for the Registrant’s Annual Meeting of Shareholders to be held on June 10, 2015 to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2014.

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

We believe that the overall market for our wellness services is growing and we expect it will continue to grow with the increased nationwide focus on healthcare initiatives. We support health and care management companies including health plans, disease management organizations, reward administrators, third party administrators, benefit brokers and wellness companies, all of whom generally focus on employers as their customers in providing total population health management services.

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

Recent Events

On August 31, 2014, we completed the sale of certain assets comprising the Heritage Labs and Hooper Holmes Services business units (the "Business") to Clinical Reference Laboratory, Inc. ("CRL") pursuant to the terms of the Strategic Alliance Agreement (as amended, the "Alliance Agreement"). The purchase price, after inventory-related price adjustments, was $3.5 million, of which $0.25 million was deposited into an escrow account in accordance with the Alliance Agreement. The Alliance Agreement provided that certain lab assets were retained by us and were sold to CRL at a separate closing on October 31, 2014, at which time the remaining purchase price held in escrow was released to us. The net book value of assets sold was approximately $1.0 million, consisting primarily of inventory and certain property, plant and equipment. After incurring $0.8 million in transaction costs associated with the sale to CRL, we recorded a gain on sale of $1.7 million during the year ended December 31, 2014, which is recorded as a component of discontinued operations.

We also entered into a Limited Laboratory and Administrative Services Agreement (the "LLASA") with CRL pursuant to which, among other things, CRL is our exclusive provider, subject to certain exceptions, of laboratory testing and reporting services and provides administrative services in support of our Health and Wellness operations. We are a member of CRL’s preferred provider network for wellness programs during the term of the LLASA. The LLASA was effective as of August 31, 2014 upon the closing of the transaction contemplated by the Alliance Agreement, and will continue for five years from such date and auto-renew for an additional five year renewal period unless sooner terminated by either party in accordance with the LLASA. CRL will be providing services to the Health and Wellness operations based on an arms' length pricing structure, and we will have not have the ability to exercise influence over the operations of either the Heritage Labs or the Hooper Holmes Services businesses.

We previously reported our financial results in three segments: Health and Wellness, Heritage Labs and Hooper Holmes Services. Pursuant to the Alliance Agreement with CRL, among other things, we sold certain assets comprising the Heritage Labs and Hooper Holmes Services business units, which represent the Heritage Labs and Hooper Holmes Services reportable segments. As the Heritage Labs and Hooper Holmes Services reportable segments have been reported as discontinued

operations, segment information is no longer provided for Heritage Labs and Hooper Holmes Services. Subsequent to the closing of the Alliance Agreement with CRL on August 31, 2014, we have one segment, consisting of the Health and Wellness operations. In addition, on September 30, 2013, we completed the sale of certain assets comprising our Portamedic service line. The Portamedic service line is also accounted for as a discontinued operation in this Report.

On May 13, 2014, we entered into a Purchase and Sale Agreement (the "Purchase and Sale Agreement") for the sale to McElroy Deutsch Mulvaney & Carpenter, LLP ("MDMC") of the buildings, land, certain personal property and other interests comprising our Basking Ridge, New Jersey property for an aggregate purchase price of $3.0 million. On July 18, 2014, we entered into an amendment to the Purchase and Sale Agreement that provided for us to deposit into an escrow account at closing an aggregate of $0.3 million of the purchase price, all of which was used to satisfy amounts paid by MDMC in connection with certain repairs and other expenses identified in the course of the property inspection. The sale closed on August 7, 2014 resulting in cash proceeds to us of $2.5 million, which is net of customary closing costs and broker fees of $0.2 million. We recorded a gain on sale of real estate of $1.8 million as a component of operating income (loss) from continuing operations in connection with the transaction.

The table below provides a summary of our revenues from continuing operations for each of the three most recently completed fiscal years.

	For the Years Ended December 31,
(dollars in thousands)	2014	% Increase	2013	% Increase	2012
Consolidated Revenue	$28,524	18.0%	$24,171	9.2%	$22,136

Description of Services

We formed our Health and Wellness segment in 2007 in order to expand the use of our existing assets and services in the growing health and disease management market.  For additional information see the discussion under the caption “Market Conditions and Strategic Initiatives” below.

Our Health and Wellness operations performs health risk assessment and risk management services by organizing health and wellness events, performing biometric screenings, administering health risk assessments, compiling data and analytics for risk assessment services, sourcing and training health professionals and providing onsite wellness coaching. Our services are performed for health care management companies, including wellness companies, disease management organizations, clinical research organizations and health plans focused on managing the health care costs of corporate and government employees.   Our services are performed primarily at employee work locations, typically referred to as onsite screenings, for groups of two or more employees, or for individual employees at remote work locations or residences. We provide many options for screening workers at remote work locations or residences through our national network of health professionals as well as through our agreements with local retail clinics and lab testing centers. The information collected from our services is used by our customers to measure the populations they manage, identify risks in those populations, target intervention programs, promote positive lifestyle behaviors and measure the results of their health and care management programs. We have a nationwide network of health professionals that are utilized to provide seamless coverage across the entire United States.

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

We also provide patient results on an expedited basis including a web portal that enables participants to access test results within 48 hours of the biometric screening. In addition to our Health and Wellness operations, we generate ancillary revenue through the assembly of medical kits for sale to third parties.

Market Conditions and Strategic Initiatives

Our operating results for the past several years are discussed more fully in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

The health and care management industry continues to grow. Our Health and Wellness operations support health and care management companies including health and care management companies, broker and wellness companies, disease management organizations, reward administrators, third party administrators, clinical research organizations and health plans.

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

According to the Aon Hewitt 2013 Health Care Survey, the top employer concerns remain workforce performance, wellness, prevention and health risks. The primary desired outcome for employers is to increase participation in wellness, health improvement and disease management programs. The survey also indicates that employer priorities in the next three to five years are to offer incentives or disincentives to motivate sustained healthcare behavior change. Our Health and Wellness operations are positioned to provide independently collected data required to fuel the adoption of incentive programs.

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

Sales and Marketing

Our Health and Wellness operations focus on mobilizing a nationwide network of health professionals to provide biometric screenings in support of our customers’ wellness programs. We provide the ability to benchmark the health and wellness of their employee population and then monitor it over time as they implement incentives and guidance to the employee base to improve the overall wellness of their group. By doing this, a typical customer achieves a return on these investments with lower medical insurance and benefit costs as well as in the form of improved productivity of their employee base.

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

With our exit out of the life insurance industry through the sale of the discontinued Portamedic, Heritage Labs and Hooper Holmes Services businesses, our leadership team has focused its attention on developing our strategic plan to grow the Health and Wellness operations. We reengineered our operations and service teams in Olathe, Kansas. We introduced a new claims billing process to assist Health and Wellness customers and employers in reporting biometric screenings to health plans. Our strategic alliance with CRL gives us additional access to an expanded panel of laboratory testing and product offerings. We also enhanced participant and invoice reporting to give our customers more data. Our sales force and support staff were also realigned to provide more meaningful resources for new large employers, brokerages and wellness organizations.

We believe that we are well-positioned for continued growth in the health and care management market given our unique set of assets, our proprietary Health and Wellness IT system, and our network of certified health professionals.  However, the success of our Health and Wellness operations will also depend in part upon the success of our sponsors and their health and care management initiatives to encourage employers to adopt wellness programs based on biometric screening results.

We build our customer base through typical sales management processes, with referrals being the largest source of new business. After we qualify new potential customers, we market our wellness solutions to “power and focus” their wellness programs. This may take many forms, from a basic biometric screening to identify potential health challenges for a participant to address on their own or with their family physician, to robust coaching and life changing activities that our biometric screenings drive participants into.  Our onsite coaching and engagement services, post screening, answer many basic health questions and helped thousands of participants “engage” in the appropriate programs offered by our sponsors to improve their health.

Information Technology

Information technology systems are used extensively in virtually all aspects of our business.  We must continue to enhance our IT systems as the need for service, product and technology requirements advances. We believe information technology can be a competitive differentiator for us. Our Health and Wellness operations utilize a proprietary customer order, tracking and scheduling system that is central to our operations. We continually invest in improving our IT operating system in order to meet the needs of our customers.

During 2014, we consolidated legacy data centers to a single outsourced third-party data center. We engaged a third party to provide a state of the art underground autonomous data center that includes biometric door security, camera monitoring and a centralized uninterrupted power supply with redundant generator backing. We also adopted a private cloud operating environment leveraging converged storage and networking technologies that provide an increased level of agility as well as segmentation for multi-tenancy. In addition, firewalls will be utilized to provide robust security measures that extend into all layers of our information technology environment.

Major Customers

For the years ended December 31, 2014 and 2013, there were three Health and Wellness customers that exceeded 10% of revenue from continuing operations and represented more than 50% of the consolidated revenue. For the year ended December 31, 2012, there were two Health and Wellness customers that exceeded 10% of revenue from continuing operations and represented more than 50% of the consolidated revenue. We have agreements with each of our Health and Wellness customers, although these agreements do not provide for specific minimum level of purchase.

Competition

Our competition is largely fragmented and consists primarily of private companies who provide biometric screenings in certain geographies in the United States. There are a small number of competitors who claim to have the ability to service customers nationally.

We market mostly to health and care management companies, which in turn serve large employers. We have also expanded our direct sales efforts to large employers and governmental agencies through new and existing channels including brokers. We believe this focus will allow us to tap new business not considered by many of our competitors. We believe our additional competitive advantages include our:

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

Governmental Regulation

We are subject to federal and state regulation.  The health professionals we utilize are subject to certain licensing and certification requirements and regulations with respect to the drawing of blood and needle disposal.  We are subject to federal and state regulations relating to the collection, testing, transportation, handling and disposal of the various specimens obtained in the course of a wellness screening.  In addition, many of the services we provide are subject to certain provisions of the Health Information Portability and Accountability Act of 1996, as amended (“HIPAA”), and other federal and state laws relating to the privacy of health and other personal information.

Employees

As of December 31, 2014, we employed approximately 145 full time employees in our Company to perform activities other than direct health screenings. We also utilize part-time employees and independent third parties to fulfill our Health and Wellness operations.

General Information

Hooper Holmes, Inc. is a New York corporation.  As of December 31, 2014, our principal executive offices were located at 560 North Rogers Road, Olathe, Kansas 66062. Our telephone number in Olathe, Kansas is (913) 764-1045.  Our website address is www.hooperholmes.com.  We have included our website address as an inactive textual reference only.  The information on our website is not incorporated by reference into this Report.

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC").  You may read and copy any document that we file with the SEC at the SEC's Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding companies that file electronically with the SEC.  The SEC’s website is www.sec.gov.  We also make available free of charge, through our website, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, the Form 3, 4 and 5 filings of our directors and executive officers, and all amendments to these reports and filings, as soon as reasonably practicable after such material is electronically filed with the SEC.

ITEM 1A	Risk Factors

You should carefully consider all the information included in this Report, particularly the following risk factors, before deciding to invest in our shares of common stock.  Additional risks not presently known to or understood by us may also negatively affect our business, financial condition, results of operations or cash flows.

Reduction in cash flow from operations in 2015 may limit our ability to make the desired level of investment in our businesses and may lead to liquidity issues.

While we do not believe we are facing any immediate or near-term liquidity issues in light of our current cash position and projected borrowing capacity under our 2013 Loan and Security Agreement, we have experienced negative cash flows from operations in recent years. We have taken steps to address and correct the primary causes of the decline through the sale of the discontinued Portamedic, Heritage Labs and Hooper Holmes Services businesses. We used approximately $3.4 million of cash in operations in 2014.  If the revenue growth in our Health and Wellness operations does not continue as expected, our cost reduction measures are not successful, or we are unable to maintain our current collection results, it could become difficult to adequately make needed investments in our businesses or to comply with our debt covenants and have sufficient eligible receivables to maintain borrowing capacity under our 2013 Loan and Security Agreement.

Our liquidity may be adversely affected by the terms of our 2013 Loan and Security Agreement.

 If we need to borrow in the future under our 2013 Loan and Security Agreement, the amount available for borrowing may be less than the $10 million limit under this facility at any given time due to the manner in which the maximum available amount is calculated.  We have an available borrowing base subject to reserves established at our lender's discretion of 85% of "Eligible Receivables" (as defined in the 2013 Loan and Security Agreement) up to $10 million under this facility.   Eligible Receivables do not include certain receivables deemed ineligible by our lender. As of December 31, 2014, our lender applied a discretionary reserve of $0.5 million. Available borrowing capacity, net of this discretionary reserve, was $2.6 million based on Eligible Receivables as of December 31, 2014.

    The 2013 Loan and Security Agreement contains various covenants, including financial covenants which require us to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation and amortization). The lender recently waived the minimum EBITDA covenant for the twelve months ending March 31, 2015 and replaced it with minimum EBITDA covenants of negative $2.5 million for the six months ending June 30, 2015, negative $2.25 million for the nine months ended September 30, 2015 and negative $2.0 million for the twelve months ending December 31, 2015. The discretionary reserve applied by our lender was also increased to $2.0 million. We continue to have limitations on the maximum amount of permitted capital expenditures for each fiscal year. Our failure to comply with or amend these financial covenants may limit or eliminate our borrowing capability under the terms of our 2013 Loan and Security Agreement, which could negatively impact our financial condition. There can be no guarantee that we will continue to comply with the covenants in the 2013 Loan and Security agreement.

Weakness in the economy in general, or the financial health or performance of the healthcare industry and healthcare sponsors in particular, could have a material adverse effect on our financial condition, results of operations or cash flows.

  We derive our revenues from customers in the healthcare industry, including healthcare sponsors.  If the condition of the U.S. economy weakens in certain areas, such as an increase in unemployment rates, demand for biometric screenings may decline in the future, resulting in less business for our Company.  If some of our healthcare customers fail or curtail operations in the healthcare industry, such failures or curtailments of operations would result in less business for our Company.  Either event would negatively affect our financial condition, results of operations and cash flows.

Our business results would be adversely affected if we were alleged or found to have violated certain regulatory requirements.

Our business is subject to varying degrees of state and federal regulation.  For example, our operations are subject to regulations regarding licensing (supervision of phlebotomists, the conduct of certain specimen draws, and requirements for conducting health screening fairs).  We are subject to federal and state laws, including testing and collection regulations and HIPAA rules, regarding security and privacy of personal health information and other personal information.  Although we devote substantial effort to comply with these regulatory requirements, there is a continuing risk that regulators may find compliance violations, which could subject us to significant liability and/or damage our relationship with our customers.

Our business results may be adversely affected if we are unable to attract, retain and deploy health professionals and other medical personnel.

We believe a key to growth in our Health and Wellness operations is maintaining and managing a large, national network of highly trained medical personnel who can meet our customers' needs in markets nationwide. Although many of our health professionals also work for competitors, our goal is to offer them equal or greater opportunities so that they will be available to provide services to our customers. If we are unable to recruit and retain an appropriate base of health professionals, it may limit our ability to maintain and/or grow our screening business.

Future claims arising from the sale of our business units (discontinued operations) could negatively impact our financial condition, results of operations or cash flows.

If claims for which we may be liable arise related to our previous discontinued operations in the future, this may result in additional cost to us which could negatively impact our financial condition, results of operations or cash flows.

    On January 28, 2015, we entered into a Settlement Agreement and Release, by and among our Company, Farmers New World Life Insurance Company and Portamedic, Inc., relating to a claim made by Farmers against each of Portamedic and our Company challenging the validity of charges for services billed to Farmers by certain examiners engaged by Portamedic and our Company dating back to 2010. Under the terms of the 2013 Asset Purchase Agreement between our Company and Piston Acquisition, Inc. (now known as Portamedic), a subsidiary of American Para Professional Systems, Inc., (“Piston”), we agreed to indemnify Piston in connection with the subject matter of the claim. We agreed to deduct a total of $400,000 from the remaining funds held back by Piston as security for our indemnification obligations in exchange for a full release of obligation in connection with the matter and have reduced the remaining Holdback Amounts for the settlement of this claim. In addition, we have reduced the receivable related to the remaining Holdback Amounts to the amount we believe will be collected. There cannot be any assurance that any remaining Holdback Amounts will be collected by us. We anticipate finalization of the remaining Holdback Amount in the first half of 2015.

We derive a significant percentage of our revenue from a limited number of customers and a loss of some or all of the business of one or more customers could have a material adverse effect on our financial condition, results of operations or cash flows.

Much of our Health and Wellness business is derived through our relationships with our channel partners.  Our three largest channel partners, combined, account for more than 50% of our consolidated revenue and accounts receivable balances. While we have agreements with each of our channel partners, the vast majority of the agreements do not provide for any specified minimum level of purchases of services from us. If one or more of our channel partners was to significantly reduce its purchases of biometric screening and other sample collection services from us, it could significantly reduce our revenue and adversely affect our results of operations and cash flows.  If this were to occur, we would face significant challenges in replacing the lost revenues.

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

Under the terms of the Limited Laboratory and Administrative Services Agreement ("LLASA") between the Company and CRL, which became effective August 31, 2014, CRL is the Company’s exclusive provider, with certain limited exceptions, of laboratory testing and reporting services in support of the Company’s Health and Wellness offerings.  The LLASA has a term of 5 years and will automatically renew for an additional 5 year period unless sooner terminated.  Our dependence on CRL makes our operations vulnerable to CRL’s failure to perform adequately under our contract with them.  In addition, the services that CRL renders to us are services that we are required to provide under contracts with our clients, and we are responsible for such performance and could be held accountable by the client for any failure to perform.  The LLASA has service level requirements of CRL and we perform ongoing oversight activities to identify any performance or other issues related to our relationship with CRL.  If CRL were to fail to provide the services that we require or expect, or fails to meet its contractual requirements, such as service levels or compliance with applicable laws, the failure could negatively impact our business by adversely affecting our ability to serve our customers and/or subject us to regulatory or litigation risk.  Such a failure could adversely affect our results of operations.

If we cannot successfully implement, maintain and upgrade our information technology platforms so that we can meet customer requirements, the competitiveness of our businesses will suffer.

The speed and accuracy with which we make information available to our customers is critical.  As a result, we are dependent on our information technology platforms and our ability to store, retrieve, process, manage and enable timely and secure customer access to the health-related and other data we gather on behalf of our customers.  Disruption of the operation of our IT systems for any extended period of time, loss of stored data, programming errors or other system failures could cause customers to turn elsewhere to address their service needs. In addition, we must continue to enhance our IT systems, with potentially at substantial cost, as the need for service, product and technology requirements advances.  In addition, computer malware, viruses, hacking and phishing attacks, and spamming could harm our business and results of operations.

Allegations of negligent or improper actions by our health professionals or other personnel could result in claims against us and/or our incurring expenses to indemnify our clients.

Allegations of negligent or improper actions by our health or other medical professionals could result in claims against us, require us to indemnify our clients for any harm they may suffer, or damage our reputation and relationships with important clients.  Our clients rely on the accuracy of the medical data we gather on their behalf in connection with their insurance underwriting, interventional programs, patient treatment and other decisions.  As a result, we face exposure to claims that may arise or result from the decisions of our customers based on allegedly inaccurate data or faulty analysis of such data.  We maintain professional liability insurance and such other coverage as we believe appropriate, but such insurance may prove insufficient.  Regardless of insurance, any such claims could damage our reputation and relationships with important clients.

Our classification of most of our health professionals in many states as independent contractors, rather than employees, exposes us to possible litigation and legal liability.

Some state agencies have claimed that we improperly classified our health professionals as independent contractors for purposes of state unemployment and/or workers compensation tax laws and that we were therefore liable for taxes in arrears, or for penalties for failure to comply with such state agencies’ interpretations of the laws.  In some states, our classification of health professionals has been upheld and in others it has not.  However, there are no assurances that we will not be subject to similar claims in other states in the future, nor are there any assurances that those states which have previously upheld our position concerning the classification of our contractors will continue to do so in the future.

Our operations could be adversely affected by the effects of a natural disaster or an act of terrorism.

Our operations would be adversely affected in the event of a natural disaster, such as a tornado or hurricane, or an act of terrorism.  A natural disaster or act of terrorism could disrupt our ability to provide testing services, which could have a material adverse effect on our Health and Wellness operations.
If we do not maintain effective internal controls over financial reporting, we could fail to accurately report our financial results, which may materially adversely affect our business and financial condition.

As previously reported, during management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2013, management determined that there was a material weakness in our controls as a result of turnover of personnel and the associated loss of institutional knowledge associated with the sale of the Portamedic business and strategic relocation and transition of the corporate headquarters from New Jersey to Olathe, Kansas.  These factors adversely affected management’s review of the accounting for non-routine, complex technical accounting matters to ensure proper application of generally accepted accounting principles in a timely manner, as well as its timely identification of certain transactions subject to reporting.  As a result of this material weakness, management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective. As of December 31, 2014, management concluded that the 2013 material weakness had been remediated.

It is possible that other material weaknesses and/or control deficiencies could be identified by our management in the future, or may occur without being identified. The existence of any material weakness or significant deficiency could require management to devote significant time and incur significant expense to remediate such weakness or deficiency and management may not be able to remediate the same in a timely manner. Any such weakness or deficiency, even if remediated quickly, could result in regulatory scrutiny, cause investors to lose confidence in our reported financial condition, reduce the market value of our common stock and otherwise materially adversely affect our business and financial condition.

ITEM 1B	Unresolved Staff Comments

Not applicable.

ITEM 2	Properties

We lease our corporate headquarters in Olathe, Kansas, which includes the Health and Wellness operations center, and discontinued Hooper Holmes Services operations centers in Lenexa, Kansas. We still are the primary lessee for 6 Portamedic branch offices, which we sublease to the acquirer of our former Portamedic business. The acquirer pays 100% of the rent and other executory costs for these offices in the form of a contractual obligation for the remaining term of the lease. If we are unable to assign these leases to the acquirer of the former Portamedic business, we will let the leases expire with no intent of renewal. In addition, we are still the primary lessee under 7 operating leases related to offices not utilized for continuing operations and as such related costs are recorded in our reporting for discontinued operations. We have a branch closure obligation of $1.1 million as of December 31, 2014 in the consolidated balance sheet related to these leases.

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

On May 24, 2012, a complaint was filed against the Company in the United States District Court for the District of New Jersey alleging, among other things, that the Company failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaint seeks an award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company filed an answer denying the substantive allegations therein. As of the date of this filing, the Magistrate Judge is considering the Company’s Motion to Reconsider an earlier Report and Recommendation conditionally certifying the class of all contract examiners from August 16, 2010 to the present. If the Magistrate's decision stands, notice will be sent to contractors who performed work for the Company within this time period. The claim is not covered by insurance, and the Company is incurring legal costs to defend the litigation which are recorded in continuing operations. This matter relates to the former Portamedic service line for which the Company retained liability.

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

Common Stock Price Range

The following table shows, for the periods indicated, the high and low sales prices per share of our common stock based on published financial sources (dollars):

	2014		2013
Quarter	High	Low	High	Low
First	$0.70	$0.50	$0.54	$0.40
Second	$0.75	$0.58	$0.45	$0.36
Third	$0.80	$0.56	$0.48	$0.32
Fourth	$0.63	$0.49	$0.72	$0.45

Holders

According to the records of our transfer agent, Registrar and Transfer Company, Cranford, New Jersey, as of February 28, 2015 there were 932 holders of record of our common stock.

Dividends

No dividends were paid in 2014 or 2013.

We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2013 Loan and Security Agreement with with ACF FinCo I LP, the assignee of Keltic Financial Partners II, LP, which was effective as of February 28, 2013 (Refer to Note 9 to our consolidated financial statements).

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the fiscal year ended December 31, 2014.

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

We did not repurchase any shares of our common stock during the fourth quarter of our fiscal year ended December 31, 2014.

ITEM 6	Selected Financial Data

The following table of selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Report. The statement of operations data set forth below for each of the years in the three year period ended December 31, 2014, and the balance sheet data as of December 31, 2014 and 2013 have been derived from, and are qualified by reference to, our consolidated financial statements appearing elsewhere in this Report. The statement of operations data for the years ended December 31, 2011 and 2010, and the balance sheet data as of December 31, 2012, 2011 and 2010, are derived from the Company’s consolidated financial statements that are not included in this Report.

The operating results of Portamedic, Heritage Labs and Hooper Holmes Services have been segregated and reported as discontinued operations in the statement of operations data set forth below. The allocation of revenue and expenses between current operations and discontinued operations involves management judgments and estimates. The assets and liabilities of the discontinued Portamedic, Heritage Labs and Hooper Holmes Services operations are reflected in the consolidated balance sheet data set forth below for years ended December 31, 2012, 2011 and 2010.

(in thousands except for share data and footnotes)	2014		2013		2012		2011		2010
Statement of operations data:							(Unaudited)		(Unaudited)
Revenues	$28,524		$24,171		$22,136		$19,220		$14,957
Operating loss from continuing operations	(5,651)	(a)	(12,181)	(b)	(9,734)	(c)	(10,500)		(11,604)	(e)
Interest expense	(1)		(86)		(10)		(18)		(12)
Loss from continuing operations	(5,913)		(12,680)		(9,774)		(10,531)		(11,547)	(f)
(Loss) income from discontinued operations	(2,562)		1,405		(7,824)		7,007	(d	13,023	(f)
Net (loss) income	(8,475)		(11,275)		(17,598)		(3,524)		1,476
Basic and diluted (loss) income per share:
Continuing operations	$(0.08)		$(0.18)		$(0.14)		$(0.15)		$(0.17)
Discontinued operations	(0.04)		0.02		(0.11)		0.10		0.19
Net (loss) income	$(0.12)		$(0.16)		$(0.25)		$(0.05)		$0.02
Cash dividends per share	$—		$—		$—		$—		$—
Weighted average shares:
Basic	70,684,452		69,965,814		69,743,897		69,628,135		69,437,710
Diluted	70,684,452		69,965,814		69,743,897		69,628,135		69,896,969
Balance sheet data (as of December 31):							(Unaudited)		(Unaudited)
Working capital	$2,887		$9,387	(g)	$19,205	(h)	$28,323	(h)	$32,321	(h)
Total assets	$13,139		$21,646		$36,418		$53,281		$57,479
Stockholders’ equity	$5,357		$13,300		$23,861		$40,749		$43,626

(a) Includes restructuring charges of $0.1 million and gain on sale of real estate of $1.8 million.

(b)	Includes impairment charges of $0.2 million and restructuring charges of $0.8 million.

(c)	Includes restructuring charges of $0.5 million.

(d)	Includes a reduction of cost of operations totaling $0.5 million relating to a refund received from a supplier pertaining to improperly charged sales tax on purchased materials.

(e)	Includes impairment charges of $0.1 million and restructuring charges of $0.2 million.

(f)
Includes reversal of $1.6 million relating to previously accrued interest and penalties associated with a state unclaimed property matter for which the audit period has lapsed. The reversal was allocated between continuing operations of $0.4 million and discontinued operations of $1.2 million based on revenues.

(g)	Includes assets held for sale of $2.3 million as of December 31, 2013.

(h)	Includes assets and liabilities of the discontinued Portamedic, Heritage Labs and Hooper Holmes Services operations.

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

We believe that the overall market for our wellness services is growing and we expect it will continue to grow with the increased nationwide focus on healthcare initiatives. We support health and care management companies including health plans, disease management organizations, reward administrators, third party administrators, benefit brokers and wellness companies, all of whom generally focus on employers as their customers in providing total population health management services.

Recent Events

On August 31, 2014, we completed the sale of certain assets comprising the Heritage Labs and Hooper Holmes Services business units (the "Business") to Clinical Reference Laboratory, Inc. ("CRL") pursuant to the terms of the Strategic Alliance Agreement (as amended, the "Alliance Agreement"). The purchase price, after inventory-related price adjustments, was $3.5 million, of which $0.25 million was deposited into an escrow account in accordance with the Alliance Agreement. The Alliance Agreement provided that certain lab assets were retained by us and were sold to CRL at a separate closing on October 31, 2014, at which time the remaining purchase price held in escrow was released to us. The net book value of assets sold was approximately $1.0 million, consisting primarily of inventory and certain property, plant and equipment. After incurring $0.8 million in transaction costs associated with the sale to CRL, we recorded a gain on sale of $1.7 million during the year ended December 31, 2014, which is recorded as a component of discontinued operations.

We also entered into a Limited Laboratory and Administrative Services Agreement (the "LLASA") with CRL pursuant to which, among other things, CRL is our exclusive provider, subject to certain exceptions, of laboratory testing and reporting services and provides administrative services in support of our Health and Wellness operations. We are a member of CRL’s preferred provider network for wellness programs during the term of the LLASA. The LLASA was effective as of August 31, 2014 upon the closing of the transaction contemplated by the Alliance Agreement, and will continue for five years from such date and auto-renew for an additional five year renewal period unless sooner terminated by either party in accordance with the LLASA. CRL will be providing services to the Health and Wellness operations based on an arms' length pricing structure, and we will have not have the ability to exercise influence over the operations of either the Heritage Labs or the Hooper Holmes Services businesses.

We previously reported our financial results in three segments: Health and Wellness, Heritage Labs and Hooper Holmes Services. Pursuant to the Alliance Agreement with CRL, among other things, we sold certain assets comprising the Heritage Labs and Hooper Holmes Services business units, which represent the Heritage Labs and Hooper Holmes Services reportable segments. As the Heritage Labs and Hooper Holmes Services reportable segments have been reported as discontinued operations, segment information is no longer provided for Heritage Labs and Hooper Holmes Services. Subsequent to the closing of the Alliance Agreement with CRL on August 31, 2014, we have one segment, consisting of the Health and Wellness operations. In addition, on September 30, 2013, we completed the sale of certain assets comprising our Portamedic service line. The Portamedic service line is also accounted for as a discontinued operation in this Report.

On May 13, 2014, we entered into a Purchase and Sale Agreement (the "Purchase and Sale Agreement") for the sale to McElroy Deutsch Mulvaney & Carpenter, LLP ("MDMC") of the buildings, land, certain personal property and other interests comprising our Basking Ridge, New Jersey property for an aggregate purchase price of $3.0 million. On July 18, 2014, we entered into an amendment to the Purchase and Sale Agreement that provided for us to deposit into an escrow account at closing an aggregate of $0.3 million of the purchase price, all of which was used to satisfy amounts paid by MDMC in connection with certain repairs and other expenses identified in the course of the property inspection. The sale closed on August 7, 2014 resulting in cash proceeds to us of $2.5 million, which is net of customary closing costs and broker fees of $0.2 million. We recorded a gain on sale of real estate of $1.8 million.

2014 Highlights and Business Outlook for 2015

Consolidated Financial Performance for 2014

The following table summarizes the consolidated results of operations for the years ended December 31, 2014, 2013 and 2012:

(in thousands)	2014	2013	2012
Revenues	$28,524	$24,171	$22,136
Cost of operations	21,737	17,767	15,200
Gross profit	$6,787	$6,404	$6,936
Selling, general and administrative expense	14,138	17,571	16,083
Gain on sale of real estate	(1,846)	—	—
Impairment and restructuring	146	1,014	587
Other, net	(239)	(480)	(17)
Income tax expense	23	19	23
Loss from continuing operations	$(5,913)	$(12,680)	$(9,774)
Loss from discontinued operations, net of tax	(3,301)	(2,025)	(7,889)
Gain on sale of subsidiaries, net of adjustments	739	3,430	65
Net loss	$(8,475)	$(11,275)	$(17,598)

For the year ended December 31, 2014, consolidated revenues were $28.5 million, representing an increase of approximately 18.0% from the prior year of $24.2 million. The increase corresponds to more screenings during 2014 as well as additional revenue from a long-term clinical study contract. For the year ended December 31, 2014, we performed approximately 474,000 health screenings, compared to approximately 416,000 health screenings for the year ended December 31, 2013, which represents an increase of 13.9% in the number of screenings performed. Consolidated revenues for the years ended December 31, 2014 and 2013 also include third party kit revenue of $0.8 million and $1.0 million, respectively.

Gross profit increased by $0.4 million to $6.8 million in 2014 compared to $6.4 million in 2013. Our gross profit percentage from continuing operations was 23.8% for the year ended December 31, 2014 representing a decline from 26.5% for the year ended December 31, 2013. The decrease in gross profit is primarily due to increases in event and field management labor and travel costs for field specialists and health professionals.

Selling, general and administrative expense ("SG&A") decreased to $14.1 million in 2014 compared to $17.6 million in 2013, representing a decrease of 19.5%, which is a result of efficiencies achieved in connection with the relocation of our corporate headquarters from Basking Ridge, New Jersey to Olathe, Kansas. SG&A also includes $1.9 million of transition costs incurred during the year ended December 31, 2014 associated with maintaining the Basking Ridge, New Jersey real estate prior to its sale as well as transition of information technology infrastructure. SG&A excluding transition costs for the year ended December 31, 2014 was $12.3 million, representing a decrease of approximately 30.3% compared to 2013.

We also recorded a gain on sale of real estate of $1.8 million in connection with the sale of the property in Basking Ridge, New Jersey.

Business Outlook for 2015

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

We continue to focus our attention on our long-term strategy and believe we have the necessary assets to make the most of our immediate opportunities while positioning the Company for long-term growth. In connection with the Alliance Agreement with CRL, we have transitioned out of the life insurance industry to focus on the Health and Wellness business. As a part of the transition, we have reduced our corporate fixed cost structure by evaluating head count, professional fees and other expenses. We have ongoing initiatives to increase the flexibility of our variable cost structure to improve our scalability with changes in screening volumes. We will also continue to evaluate strategic partnerships, ventures and opportunities that will allow us to better leverage our capabilities while maintaining a smaller corporate footprint. Additionally, we continue to work with our investment banking advisor to find strategic growth opportunities.

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

We monitored the following metrics for our continuing business operations in 2014:

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations in 2014, 2013 and 2012

The table below sets forth our consolidated revenue and number of screenings for the periods indicated.

	For the years ended December 31,			Increase
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenue	$28,524	$24,171	$22,136	18.0%	9.2%

Number of Screenings	474,000	416,000	411,000	13.9%	1.2%

Revenues

Consolidated revenues for the year ended December 31, 2014 were $28.5 million, an increase of $4.4 million or 18.0% from 2013. Our revenue increase for the year ended December 31, 2014, as compared to the prior year periods, is primarily due to an increased number of screenings. Our Health and Wellness operations performed 13.9% more health screenings in 2014 compared to 2013. Revenue increases for 2014 were also driven by annual contractual price adjustments related to one of our long-term clinical study contracts. Consolidated revenues for the years ended December 31, 2014 and 2013 also include third party kit revenue of $0.8 million and $1.0 million, respectively.

Consolidated revenues for the year ended December 31, 2013 were $24.2 million, an increase of $2.0 million or 9.2% from 2012. Our Health and Wellness operations performed 1.2% more health screenings in 2013 compared to 2012. While revenue from one large customer decreased approximately $3.0 million, or 40%, from 2012, revenue increased in our remaining Health and Wellness customers by approximately 35%. Consolidated revenues for the years ended December 31, 2013 and 2012 also include third party kit revenue of $1.0 million and $0.8 million, respectively.

We have conducted screening events in every state in the U.S. as well as The District of Columbia, Puerto Rico and Guam.   Currently, we have a network of over 10,000 health professionals, of which approximately 4,000 have completed our training program and as such are "wellness certified".

Cost of Operations

The table below sets forth our cost of continuing operations for the periods indicated.

	For the Years Ended December 31,
(in thousands)	2014	% of Revenue	2013	% of Revenue	2012	% of Revenue
Cost of Operations	$21,737	76.2%	$17,767	73.5%	$15,200	68.7%

Cost of operations, as a percentage of revenue, was 76.2% for the year ended December 31, 2014 as compared to 73.5% for the year ended December 31, 2013. The increase in cost of operations is primarily due to higher event and field management labor as well as travel costs for field specialists and health professionals compared to the prior year. We consider these costs effectively as investments in our operations in an effort to drive higher customer service satisfaction levels, while continuing to conduct events in all parts of the United States. We will continue to invest in improving customer service levels as appropriate.

Cost of operations, as a percentage of revenue, was 73.5% for the year ended December 31, 2013 as compared to 68.7% for the year ended December 31, 2012. Cost of operations increased due to increased material costs resulting from higher volume of finger stick screenings, increased spending on travel for field specialists and health professionals as well as additional staffing to improve service quality.

Selling, General and Administrative Expenses (SG&A)

	For the years ended December 31,			Decrease (Increase)
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Total	$14,138	$17,571	$16,083	$3,433	$(1,488)

2014 compared to 2013

SG&A decreased to $14.1 million in 2014 compared to $17.6 million in 2013, representing a decrease of 19.5%, which is a result of efficiencies achieved in connection with the relocation of our corporate headquarters from Basking Ridge, New Jersey to Olathe, Kansas as well as lower consulting and legal fees. SG&A also includes $1.9 million of transition costs incurred during the year ended December 31, 2014 associated with maintaining the Basking Ridge, New Jersey real estate prior to its sale as well as transition of information technology infrastructure. SG&A excluding transition costs for the year ended December 31, 2014 was $12.3 million, representing a decrease of approximately 30.3% compared to 2013.

2013 compared to 2012

SG&A was $17.6 million for the year ended December 31, 2013, representing an increase of 9.3% from the year ended December 31, 2012 of $16.1 million. The increase in SG&A for 2013 compared to 2012 was primarily due to increases of professional and consulting services and financial advisory fees; outside legal fees and Board of Director fees driven largely by the Portamedic transaction and transition costs associated with the relocation initiatives. These increases were partially offset by decreases in incentive and general bonuses.

Gain on Sale of Real Estate

We recorded a gain on sale of real estate of $1.8 million in connection with the sale of the property in Basking Ridge, New Jersey during the year ended December 31, 2014. There were no such gains recorded during the years ended December 31, 2013 and 2012.

Restructuring Charges

For the years ended December 31, 2014, 2013 and 2012, we recorded restructuring charges of $0.1 million, $0.8 million and $0.5 million, respectively, in continuing operations consisting of employee severance.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the year ended December 31, 2014 was $5.7 million, compared to a loss of $12.2 million in 2013. The improvement is due primarily to SG&A efficiencies achieved with the relocation of our corporate headquarters as well as the gain on real estate recorded in connection with the sale of the Basking Ridge, New Jersey property.

Our consolidated operating loss from continuing operations for the year ended December 31, 2013 was $12.2 million, compared to $9.7 million in 2012.  The change is due to lower gross profit and increases in SG&A as well as restructuring charges compared to the prior year.

Other expense/income

Other expense (income) in 2014, 2013 and 2012 was an expense of $0.2 million, $0.5 million and $0.02 million, respectively. Other expense, net, for all periods consisted primarily of bank credit facility fees and amortization of deferred financing costs as well as an offset for rental income.

Discontinued Operations

Discontinued operations represent the results of operations during the periods presented for the Portamedic service line that was sold to Piston on September 30, 2013 as well as the results of operations for Heritage Labs and Hooper Holmes Services sold to CRL in connection with the Alliance Agreement on August 31, 2014.

Discontinued operations, net, was a loss of $2.6 million for the year ended December 31, 2014, income of $1.4 million for the year ended December 31, 2013 and loss of $7.8 million for the year ended December 31, 2012.

Included in discontinued operations for the year ended December 31, 2014 is expense of $1.4 million related to retroactive tail coverage insurance policies for the discontinued operations of Portamedic, Heritage Labs and Hooper Holmes Services. We also recorded charges of $1.0 million representing the fair value of the remaining contractual obligations for a facility used for the discontinued Hooper Holmes Services operations center during 2014.

We recorded a gain on sale of $1.7 million related to the sale of Heritage Labs and Hooper Holmes Services to CRL during the year ended December 31, 2014. We recorded a gain on sale of $3.4 million during the year ended December 31, 2013 related to the sale of Portamedic.

Net Loss

Net loss for the year ended December 31, 2014 was $8.5 million, or $0.12 per share on both a basic and diluted basis, compared to a net loss of $11.3 million, or $0.16 per share on both a basic and diluted basis, reported for the year ended December 31, 2013.  For the year ended December 31, 2012, we reported net loss of $17.6 million, or $0.25 on both a basic and diluted basis.

Liquidity and Financial Resources

Our primary sources of liquidity are our cash and cash equivalents as well as availability under our 2013 Loan and Security Agreement (as amended, the "2013 Loan and Security Agreement"). At December 31, 2014, we had $5.2 million in cash and cash equivalents and no outstanding debt.

We incurred a loss from continuing operations of $5.9 million for the year ended December 31, 2014. The net cash used in operating activities during the year ended December 31, 2014 was $3.4 million. We have managed our liquidity through sales of the Portamedic, Heritage Labs and Hooper Holmes Services business units, the sale of the Basking Ridge, New Jersey property, a series of cost reduction and accounts receivable collection initiatives and availability under the 2013 Loan and Security Agreement.

We have historically used availability under the 2013 Loan and Security Agreement to fund operations. We did not borrow under the 2013 Loan and Security Agreement during the year ended December 31, 2014. We used the proceeds from the sale of Heritage Labs and Hooper Holmes Services as well as the proceeds from the sale of the Basking Ridge real estate to fund capital expenditures and operating expenses associated with the increased screening volume experienced in the second half of the year. We experience a timing difference between the operating expense and cash collection of the associated revenue as Health and Wellness customers generally have longer payment terms.

We present our cash flows inclusive of the Portamedic, Heritage Labs and Hooper Holmes Services service lines, which is the way our cash flows have been presented historically. Given the nature of our business, we have not historically separated much of our working capital by service line and thus we are not able to reliably distinguish between continuing and discontinued operations in our consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012. As such, changes in accounts payable, accounts receivable, inventory and other financial line items associated with the Portamedic, Heritage Labs and Hooper Holmes Services service lines may impact future cash flow statement presentation. We provide information about the impact of Portamedic, Heritage Labs and Hooper Holmes Services on our cash flows below in the discussion of our cash flows from operating, investing and financing activities. Significant uses affecting our cash flows for the year ended December 31, 2014 include:

•
a net loss of $8.5 million, which includes a gain on sale of subsidiaries of $0.7 million and a gain on sale of real estate of $1.8 million and was offset by non-cash charges of $1.6 million in depreciation and amortization expense and $0.5 million in share-based compensation expense;

•	an increase in inventory and accounts payable and accrued expenses of $0.8 million due to increased purchasing requirements to support higher screening volumes during the year; and

•	capital expenditures of $1.4 million.

These uses of cash were offset by:

•	proceeds from the sale of Heritage Labs and Hooper Holmes Services to CRL of $3.5 million, offset by transaction fees of $0.8 million;

•	net proceeds from the sale of the real estate in Basking Ridge, New Jersey of $2.5 million;

•	receipt of $0.7 million for payment of the first Holdback Amount; and

•
a decrease in accounts receivable of $5.1 million, primarily due to the collection of accounts receivable from the discontinued Heritage Labs and Hooper Holmes services customers partially offset by higher current year Health and Wellness screening volumes and related revenue during the year.

Our consolidated days sales outstanding ("DSO"), measured on a rolling 90-day basis, was 35.9 days at December 31, 2014, compared to 52.7 days at December 31, 2013 with the change on year over year basis due to timing of large customer receipts. Our Health and Wellness customers generally have had longer payment terms. Historically, our accounts receivable balances and our DSO are near their highest point in September and their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out.

2013 Loan and Security Agreement

We maintain the 2013 Loan and Security Agreement with ACF FinCo I LP ("ACF"), the assignee of Keltic Financial Partners II, LP ("Keltic Financial"). Borrowings under the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The amount available for borrowing may be less than the $10 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  We have an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables (as defined in the 2013 Loan and Security Agreement) up to $10 million under this facility.   Eligible Receivables do not include certain other receivables deemed ineligible by the lender. As of December 31, 2014, the lender applied a discretionary reserve of $0.5 million. Available borrowing capacity, net of this discretionary reserve was $2.6 million based on Eligible Receivables as of December 31, 2014. As of December 31, 2014, there were no borrowings outstanding under the 2013 Loan and Security Agreement.

We entered into an amendment to the 2013 Loan and Security Agreement with ACF on July 9, 2014 to modify the definition of Eligible Receivables to include up to fifty percent of Unbilled Eligible Receivables (as defined in the 2013 Loan and Security Agreement), which results in an increase in our borrowing capacity.

The 2013 Loan and Security Agreement contains various covenants, including financial covenants which require us to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation and amortization). On March 27, 2015, the lender modified the covenants to waive the minimum EBITDA covenant for the twelve months ending March 31, 2015 and replaced it with minimum EBITDA covenants of negative $2.5 million for the six months ending June 30, 2015, negative $2.25 million for the nine months ended September 30, 2015 and negative $2.0 million for the twelve months ending December 31, 2015. The discretionary reserve applied by our lender was also increased to $2.0 million.

We continue to have limitations on the maximum amount of unfunded capital expenditures for each fiscal year. We are in compliance with the covenants under the 2013 Loan and Security Agreement as of December 31, 2014. Given the seasonal nature of the our operations, management expects to use the revolver at certain points in the year and believes we have sufficient borrowing capacity to do so. We also believe we will meet our covenants during 2015.

Sale of Assets - Heritage Labs and Hooper Holmes Services

On August 31, 2014, we completed the sale of certain assets comprising the Heritage Labs and Hooper Holmes Services business units to CRL pursuant to the terms of the Alliance Agreement. The purchase price, after inventory-related price adjustments, was $3.5 million, of which $0.25 million was deposited into an escrow account in accordance with the Alliance Agreement. The Alliance Agreement provided that certain lab assets were retained by us and were sold to CRL at a separate closing on October 31, 2014, at which time the remaining purchase price held in escrow was released to us. The net book value of assets sold was approximately $1.0 million, consisting primarily of inventory and certain property, plant and equipment. After incurring $0.8 million in transaction costs associated with the sale to CRL, we recorded a gain on sale of $1.7 million during the year ended December 31, 2014, which is recorded as a component of discontinued operations.

Sale of Basking Ridge Real Estate

On May 13, 2014, we entered into a Purchase and Sale Agreement for the sale to MDMC of the buildings, land, certain personal property and other interests comprising our Basking Ridge, New Jersey property for an aggregate purchase price of $3.0 million. On July 18, 2014, we entered into an amendment to the Purchase and Sale Agreement that provided for us to deposit into an escrow account at closing an aggregate of $0.3 million of the purchase price, all of which was used to satisfy amounts paid by MDMC in connection with certain repairs and other expenses identified in the course of the property inspection. The sale closed on August 7, 2014 resulting in cash proceeds to us of $2.5 million, which is net of customary closing costs and broker fees of $0.2 million. We recorded a gain on sale of real estate of $1.8 million.

Liquidity Considerations

The Health and Wellness business principally sells through wellness, disease management, benefit brokers and insurance companies (referred to as channel partners) who ultimately have the relationship with the end customer. The current services are often aggregated with other offerings from our channel partners to provide a total solution to the end-user. As such, our success is largely dependent on that of our partners.

Our ability to generate cash flow in the future is dependent on realizing the benefits from the consolidation of our operations in Kansas and growing the Health and Wellness business as it seeks to streamline operations and improve efficiency through increased revenue and cost reduction initiatives. These and other factors could adversely affect liquidity if not achieved.

Now that we have completed the sale of the Basking Ridge, New Jersey property and Portamedic, Heritage Labs and Hooper Holmes Services business units, we are poised for continued growth of the Health and Wellness operations. The capital raised from these transactions provided us with additional capital to invest as we focus on growth supporting Health and Wellness operations.

While we received an aggregated of $5.3 million in net proceeds during the year ended December 31, 2014 from the sale of the Basking Ridge, New Jersey property and sale of Heritage Labs and Hooper Holmes Services business units, we also had cash outflows of $1.9 million during the year ended December 31, 2014 in connection with transition costs.

In 2014, we also invested $1.4 million in capital expenditures, primarily on information technology enhancements and to prepare for increased screening volumes. The remaining change in cash for the year ended December 31, 2014 is due to the remaining higher fixed cost structure as discussed below and fulfillment and execution of screening events in advance of cash receipts from customers. To conduct successful screenings we must expend cash to deliver equipment and supplies required for the screenings as well as pay our health professionals and site management, which is in advance of the customer invoicing process and ultimate cash receipts for services performed.

We continue to focus our attention on our long-term strategy and believe we have the necessary assets to make the most of our immediate opportunities while positioning for long-term growth. In connection with the Alliance Agreement with CRL, we have transitioned out of the life insurance industry to focus on the Health and Wellness business. As a part of the transition, we have reduced our corporate fixed cost structure by evaluating head count, professional fees and other expenses. We have ongoing initiatives to increase the flexibility of our variable cost structure to improve scalability with changes in screening volumes. Management will also continue to evaluate strategic partnerships, ventures and opportunities that will allow us to better leverage our capabilities while maintaining a smaller corporate footprint.

Based on our anticipated level of future revenues and gross profits, anticipated cost reduction initiatives and existing cash and cash equivalents and borrowing capacity, we believe we have sufficient funds to meet our cash needs to fund operation expenses and capital expenditures for the twelve months following December 31, 2014.

Cash Flows from Operating, Investing and Financing Activities

We discuss below the cash flows from operating, investing and financing activities for the years ended December 31, 2014, 2013 and 2012, inclusive of discontinued operations. Future cash flows from operating, investing and financing activities may change as a result of our relocation to Kansas and from our re-positioning solely as a health and wellness company. Since we historically have not tracked accounts receivable, accounts payable and other accounts by service line, our continuing operations and the Portamedic, Heritage Labs and Hooper Holmes Services service lines had customers and suppliers in common, and our continuing and discontinued operations shared certain selling, general and administrative services, we do not have reliable information for the historical impact of Portamedic, Heritage Labs and Hooper Holmes Services on our cash flows.

We believe that without the discontinued Portamedic, Heritage Labs and Hooper Holmes Services operations and with planned selling, general and administrative cost reductions, cash flow from operations will improve. We have reduced our corporate fixed cost structure in 2014 and plan to continue to evaluate professional fees and other expenses in 2015. We have ongoing initiatives to increase the flexibility of our variable cost structure to improve our scalability with changes in screening volumes. We will also continue to evaluate strategic partnerships, ventures and opportunities that will allow us to better leverage our capabilities while maintaining a smaller corporate footprint.

Cash Flows from Operating Activities

For the year ended December 31, 2014, net cash used in continuing and discontinued operating activities was $3.4 million. Our net cash used in continuing and discontinued operating activities for the year ended December 31, 2013 was $7.0 million. Our net cash used in continuing and discontinued operating activities for the year ended December 31, 2012 was $4.2 million.

Our consolidated days sales outstanding ("DSO"), measured on a rolling 90-day basis, was 35.9 days at December 31, 2014, compared to 52.7 days at December 31, 2013 with the change on year over year basis due to timing of large customer receipts. Our Health and Wellness customers generally have had longer payment terms. Historically, our accounts receivable balances and our DSO are near their highest point in September and their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out.

The net cash used in operating activities for 2013 of $7.0 million includes a net loss of $11.3 million, which was reduced by the gain on sale of Portamedic of $3.4 million, and non-cash charges related to depreciation and amortization expense of $2.5 million of depreciation and amortization and $0.6 million of share-based compensation expense. Changes in working capital items included:

•	a decrease in accounts receivable of $9.0 million, primarily due to reduced revenues during the fourth quarter of 2013 compared to the fourth quarter of 2012 following the sale of Portamedic; and

•	a combined net increase in accounts payable, accrued expenses and other long-term liabilities of $4.3 million.

The net cash used in operating activities for 2012 of $4.2 million includes a net loss of $17.6 million, non-cash charges of $4.3 million of depreciation and amortization, impairment of long-lived assets totaling $5.3 million and $0.7 million share-based compensation expense. Changes in working capital items included:

•	a decrease in accounts receivable of $1.2 million, primarily due to reduced revenues during the fourth quarter of 2012 compared to the fourth quarter of 2011.

•	a decrease in other assets of $1.3 million and

•	a combined net decrease in accounts payable, accrued expenses and other long-term liabilities of $0.4 million

Cash Flows used in Investing Activities

For the year ended December 31, 2014, we had a net cash inflow from investing activities of $4.6 million. During the year ended December 31, 2014, we received proceeds from the sale of Heritage Labs and Hooper Holmes Services to CRL of $3.5 million off set by transaction fees of $0.8 million. We also received net proceeds from the sale of the real estate in Basking Ridge, New Jersey of $2.5 million during the year ended December 31, 2014. We received $0.7 million for payment of the first Holdback Amount from the sale of Portamedic during the year ended December 31, 2014. Capital expenditures for the year ended December 31, 2014 were $1.4 million primarily on information technology enhancements and to prepare for increased screening volumes.

For the year ended December 31, 2013, we had net cash inflow from investing activities of $3.7 million due to cash proceeds for the sale of Portamedic of $6.1 million, partially offset by disposal costs of $0.8 million and capital expenditures of $1.6 million. Capital expenditures during the year ended December 31, 2013 included $0.8 million related to the development of Partnerlink, which was the Portamedic ordering system as well as approximately $0.5 million related to improvements to the Health and Wellness operating system.

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

Cash Flows used in Financing Activities

For the year ended December 31, 2014, net cash provided by financing activities was $0.02 million related to proceeds from stock option excercises.

For the year ended December 31, 2013, net cash used in financing activities was $1.0 million and represents costs associated with our 2013 Loan and Security Agreement and a reduction in our capital lease obligations.

For the year ended December 31, 2012, net cash used in financing activities was $0.4 million and was due to a reduction in our capital lease obligations and costs associated with our 2009 Loan and Security Agreement with TD Bank.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchases

We did not purchase any shares of our common stock during 2014, 2013 and 2012

Dividends

No dividends were paid in 2014, 2013 and 2012. We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2013 Loan and Security Agreement with Keltic Financial (Refer to Note 9 to our consolidated financial statements).

Contractual Obligations

The following table sets forth our schedule of contractual obligations at December 31, 2014, including future minimum lease payments under non-cancelable operating and capital leases, and employment contract payments.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$5,587	$1,651	$3,936	$—	$—
Employment Contracts	775	775	—	—	—
Total	$6,362	$2,426	$3,936	$—	$—

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

Revenue Recognition

Revenue is recognized for Health and Wellness services when the wellness screening is completed and the results are delivered to our customers. Revenue for kit assembly is recorded upon shipment to the customers. In all cases, there must be evidence of an agreement with the customer, the sales price must be fixed or determinable, delivery of services must occur and the ability to collect must be reasonably assured.

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

Discontinued Operations Presentation

On August 31, 2014, we completed the sale of certain assets comprising our Heritage Labs and Hooper Holmes Services business units to CRL. On September 30, 2013, we also completed the sale of certain assets comprising our Portamedic service line. The Heritage Labs, Hooper Holmes Services and Portamedic operations are accounted for as discontinued operations in this Report. Accordingly, the operating results of the these discontinued operations are segregated and reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented. The allocation of revenue and expenses between current operations and discontinued operations involves management judgments and estimates. Certain costs presented within continuing operations in the financial statements, notably selling, general and administrative costs, may not be indicative of costs going forward because those costs have historically been shared among service lines and the continuing operations have been restructured. There is no guarantee that costs allocated to Heritage Labs, Hooper Holmes Services and Portamedic and included in discontinued operations will be eliminated in future periods.

In connection with the sale of Portamedic, we agreed to deduct a total of $400,000 from the remaining funds held back by Piston as security for our indemnification obligations in exchange for a full release of obligation in connection with the settlement of the claim by Farmers, and have reduced the remaining Holdback Amounts for the settlement of this claim. In addition, we have reduced the receivable related to the remaining Holdback Amounts to the amount we believe will be collected. There cannot be any assurance that any remaining Holdback Amounts will be collected by us. We anticipate finalization on the remaining Holdback Amount in the first half of 2015. There are no holdback amounts related to the sale of Heritage Labs and Hooper Holmes Services to CRL.

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

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 9 to the consolidated financial statements included in this Report.  Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations.  Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings.  As of December 31, 2014 there were no borrowings outstanding.

As of December 31, 2014, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 8	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets – December 31, 2014 and 2013	40
Consolidated Statements of Operations – Years ended December 31, 2014, 2013 and 2012	41
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2014, 2013 and 2012	42
Consolidated Statements of Cash Flows – Years ended December 31, 2014, 2013 and 2012	43
Notes to Consolidated Financial Statements	44-58
Quarterly Financial Data (Unaudited)	59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hooper Holmes, Inc.:

We have audited the accompanying consolidated balance sheets of Hooper Holmes, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014.  In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, Schedule II – Valuation and Qualifying Accounts.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hooper Holmes, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 and Note 5 to the consolidated financial statements, the Company changed its method of accounting for discontinued operations during the year ended December 31, 2014 due to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/s/ KPMG LLP

Kansas City, Missouri
March 31, 2015

Hooper Holmes, Inc.
Consolidated Balance Sheets
 (In thousands, except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$5,201	$3,970
Accounts receivable, net of allowance for doubtful accounts of $87 and $153 at December 31, 2014 and 2013, respectively	3,178	8,398
Inventories	897	596
Other current assets	202	1,597
Assets held for sale	—	2,302
Total current assets	9,478	16,863
Property, plant and equipment, net	3,054	2,953
Other assets	607	1,830
Total assets	$13,139	$21,646
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,508	$3,440
Accrued expenses	4,083	4,036
Total current liabilities	6,591	7,476
Other long-term liabilities	1,191	870
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, par value $.04 per share; Authorized 240,000,000 shares; Issued: 70,875,998 shares and 70,382,544 shares at December 31, 2014 and 2013, respectively. Outstanding: 70,866,603 shares and 70,373,149 shares at December 31, 2014 and 2013, respectively	2,835	2,815
Additional paid-in capital	150,747	150,235
Accumulated deficit	(148,154)	(139,679)
	5,428	13,371
Less: Treasury stock, at cost; 9,395 shares as of December 31, 2014 and 2013	(71)	(71)
Total stockholders' equity	5,357	13,300
Total liabilities and stockholders' equity	$13,139	$21,646
See accompanying notes to consolidated financial statements.

      Hooper Holmes Inc.
Consolidated Statements of Operations
 (In thousands, except share and per share data)

	Years ended December 31,
	2014	2013	2012
Revenues	$28,524	$24,171	$22,136
Cost of operations	21,737	17,767	15,200
Gross profit	6,787	6,404	6,936
Selling, general and administrative expenses	14,138	17,571	16,083
Gain on sale of real estate	(1,846)	—	—
Impairment	—	212	41
Restructuring charges	146	802	546
Operating loss from continuing operations	(5,651)	(12,181)	(9,734)
Other (expense) income:
Interest expense	(1)	(86)	(10)
Interest income	1	5	26
Other (expense) income, net	(239)	(399)	(33)
	(239)	(480)	(17)
Loss from continuing operations before income taxes	(5,890)	(12,661)	(9,751)
Income tax expense	23	19	23
Loss from continuing operations	(5,913)	(12,680)	(9,774)
Discontinued operations:
Loss from discontinued operations, net of tax	(3,301)	(2,025)	(7,889)
Gain on sale of subsidiaries, net of adjustments	739	3,430	65
(Loss) income from discontinued operations	$(2,562)	$1,405	$(7,824)
Net loss	$(8,475)	$(11,275)	$(17,598)
Basic and diluted (loss) earnings per share:
Continuing operations
Basic	$(0.08)	$(0.18)	$(0.14)
Diluted	$(0.08)	$(0.18)	$(0.14)
Discontinued operations
Basic	$(0.04)	$0.02	$(0.11)
Diluted	$(0.04)	$0.02	$(0.11)
Net loss
Basic	$(0.12)	$(0.16)	$(0.25)
Diluted	$(0.12)	$(0.16)	$(0.25)
Weighted average number of shares:
Basic	70,684,452	69,965,814	69,743,897
Diluted	70,684,452	69,965,814	69,743,897

See accompanying notes to consolidated financial statements.

 Hooper Holmes, Inc.
Consolidated Statements of Stockholders’ Equity
 (In thousands, except share data)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Total
Balance, December 31, 2011	69,678,982	$2,787	$148,839	$(110,806)	(9,395)	$(71)	$40,749
Net loss				(17,598)			(17,598)
Share-based compensation	165,800	7	703				710
Balance, December 31, 2012	69,844,782	2,794	149,542	(128,404)	(9,395)	(71)	23,861
Net loss				(11,275)			(11,275)
Exercise of share-based awards	182,930	7	64				71
Share-based compensation	354,832	14	629				643
Balance, December 31, 2013	70,382,544	2,815	150,235	(139,679)	(9,395)	(71)	13,300
Net loss				(8,475)			(8,475)
Exercise of share-based awards	57,300	2	27				29
Share-based compensation	436,154	18	485				503
Balance, December 31, 2014	70,875,998	$2,835	$150,747	$(148,154)	(9,395)	(71)	$5,357

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc.
Consolidated Statements of Cash Flows
 (In thousands)

	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(8,475)	$(11,275)	$(17,598)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale of real estate, net	(1,846)	—	—
Gain on sale of subsidiaries, net of adjustments	(739)	(3,430)	(65)
Depreciation and amortization	1,220	2,200	4,191
Amortization of deferred financing fees	343	298	136
Provision for bad debt expense	85	(380)	207
Share-based compensation expense	503	643	710
Impairment of long-lived assets, loss on disposal of fixed assets and other	181	416	5,310
Change in assets and liabilities:
Accounts receivable	5,135	9,000	1,161
Inventories	(300)	(62)	(5)
Other assets	1,005	(184)	1,334
Accounts payable, accrued expenses and other liabilities	(542)	(4,255)	442
Net cash used in operating activities	(3,430)	(7,029)	(4,177)
Cash flows from investing activities:
Capital expenditures	(1,409)	(1,550)	(4,103)
Proceeds from sale of real estate, net of closing costs	2,544	—	—
Proceeds from the sale of Heritage Labs and Hooper Holmes Services	3,539	—	—
Cost paid to sell Heritage Labs and Hooper Holmes Services	(777)	—	—
Proceeds from the sale of Portamedic	743	6,053	—
Costs paid to sell Portamedic	—	(781)	—
Proceeds from sale of fixed assets	—	—	51
Net cash provided by (used in) investing activities	4,640	3,722	(4,052)
Cash flows from financing activities:
Borrowings under credit facility	—	50,827	—
Payments under credit facility	—	(50,827)	—
Debt financing fees	—	(999)	(101)
Proceeds related to the exercise of stock options	29	71	—
Payments on capital lease obligations	(8)	(114)	(268)
Net cash used in financing activities	21	(1,042)	(369)
Net decrease in cash and cash equivalents	1,231	(4,349)	(8,598)
Cash and cash equivalents at beginning of year	3,970	8,319	16,917
Cash and cash equivalents at end of year	$5,201	$3,970	$8,319

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$163	$153	$154
Fixed assets acquired by capital leases	$—	$—	$64
Proceeds from sale of Portamedic not received, net of costs not paid	$—	$1,525	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$53	$62	$50
See accompanying notes to consolidated financial statements

HOOPER HOLMES, INC.
Notes to Consolidated Financial Statements
 (amounts in thousands, except share and per share data, unless otherwise noted)

Note 1 — Summary of Significant Accounting Policies

(a)	Description of the Business

Hooper Holmes, Inc. and its subsidiaries (“Hooper Holmes” or the "Company”) provides on-site health screenings, laboratory testing, risk assessment and sample collection services to individuals as part of comprehensive health and wellness programs offered through corporate and government employers.  Hooper Holmes is engaged by the organizations sponsoring such programs, including health and care management companies, broker and wellness companies, disease management organizations, reward administrators, third party administrators, clinical research organizations and health plans.  Hooper Holmes provides these services through a national network of health professionals.

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

Sale of Assets - Heritage Labs and Hooper Holmes Services

On August 31, 2014, the Company completed the sale of certain assets comprising the Company’s Heritage Labs and Hooper Holmes Services business units (the "Business") to Clinical Reference Laboratory, Inc. ("CRL") pursuant to the terms of a Strategic Alliance Agreement (as amended, the "Alliance Agreement") entered into in April 2014. The purchase price, after inventory-related price adjustments, was $3.5 million, of which $0.25 million was deposited into an escrow account in accordance with the Alliance Agreement. The Alliance Agreement provided that certain lab assets were sold to CRL at a separate closing on October 31, 2014, at which time the remaining purchase price held in escrow was released to the Company. The net book value of assets sold was approximately $1.0 million, consisting primarily of inventory and certain property, plant and equipment. After incurring $0.8 million in transaction costs associated with the sale to CRL, the Company recorded a gain on sale of $1.7 million during the year ended December 31, 2014, which is recorded as a component of discontinued operations.

The assets sold to CRL qualified as assets held for sale in April 2014, and the businesses are accounted for as discontinued operations in this Report. The sale of the Heritage Labs and Hooper Holmes Services businesses to CRL represents a strategic shift in the Company's ongoing operations. Accordingly, the operating results of the Heritage Labs and Hooper Holmes Services businesses are segregated and reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented. For further discussion, refer to Note 5.

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

Sale of Basking Ridge Real Estate

On May 13, 2014, the Company entered into a Purchase and Sale Agreement (the "Purchase and Sale Agreement") for the sale to McElroy Deutsch Mulvaney & Carpenter, LLP (the "MDMC") of the buildings, land, certain personal property and other interests comprising the Company’s Basking Ridge, New Jersey property for an aggregate purchase price of $3.0 million. On July 18, 2014, the Company and MDMC entered into an amendment to the Purchase and Sale Agreement that provided for the Company to deposit into an escrow account at closing an aggregate of $0.3 million of the purchase price, all of which was used to satisfy amounts paid by MDMC in connection with certain repairs and other expenses identified in the course of the property inspection. The sale closed on August 7, 2014 resulting in cash proceeds to the Company of $2.5 million, which is net of customary closing costs and broker fees of $0.2 million. The Company recorded a gain on sale of real estate of $1.8 million in connection with the transaction. The gain is recorded as a component of operating income (loss) from continuing operations as the Basking Ridge, New Jersey property was Company's former corporate headquarters.

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

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowances for uncollectible accounts are estimated based on the Company's periodic review of accounts receivable historical losses and current receivables aging. Account balances are charged off to the allowance after all means of collections have been exhausted and potential for recovery is considered remote.  Customer billing adjustments are recorded against revenue whereas adjustments for bad debts are recorded within selling, general and administrative expenses.  The Company does not have any off-balance sheet credit exposure related to its customers.

(e)	Inventories

Inventories, which consist of finished goods and component inventory, are stated at the lower of average cost or market. Included in inventories at December 31, 2014 and 2013 are $0.7 million and $0.3 million, respectively, of finished goods and $0.2 million and $0.3 million, respectively, of components.

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

Long-lived assets, including intangible assets with determinable useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and is charged to earnings.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.  Intangible assets with determinable useful lives were amortized on a straight line basis over their respective estimated useful lives and were fully amortized as of December 31, 2012. Amortization expense from continuing operations of $0.2 million was recorded for the year ended December 31, 2012.

(h)	Deferred Rent

The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the term of the lease. As of December 31, 2014 and 2013, the Company has recorded $0.2 million and $0.3 million, respectively, related to deferred rent in the consolidated balance sheet.

(i)	Advertising

Costs related to space in publications are expensed as incurred. Advertising expense included in continuing operations was approximately $0.02 million, $0.1 million and $0.2 million in 2014, 2013 and 2012, respectively.

(j)	Revenue Recognition

Revenue is recognized for Health and Wellness services when the wellness screening is completed and the results are delivered to customers. Revenue for kit assembly is recorded upon shipment to the customers. In all cases, there must be evidence of an agreement with the customer, the sales price must be fixed or determinable, delivery of services must occur and the ability to collect must be reasonably assured. Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and therefore is excluded from revenues in the consolidated statements of operations.

(k)	Share-Based Compensation

The Company recognizes share-based compensation cost on a straight-line basis over the vesting period, for awards expected to vest. Compensation cost is measured at the grant date based on the fair value of the award.

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

Basic (loss) earnings per share equals net (loss) income divided by the weighted average common shares outstanding during the period.  Diluted (loss) earnings per share equals net (loss) income divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. The calculation of (loss) earnings per common share on a basic and diluted basis was the same for the three years ended December 31, 2014 because the inclusion of dilutive common stock equivalents would have been anti-dilutive for all periods presented.

(n)	Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events.  These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses.  Such estimates include the valuation of receivable balances, property, plant and equipment, deferred tax assets, share based compensation expense and the assessment of contingencies, among others.  These estimates and assumptions are based on the Company’s best estimates and judgment.  The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which the Company believes to be reasonable under the circumstances.  The Company adjusts such estimates and assumptions when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in those estimates will be reflected in the consolidated financial statements in future periods.

(o)	Concentration of Credit Risk

The Company’s accounts receivable are due primarily from healthcare management and wellness companies.  As of December 31, 2014, there were two customer balances that each accounted for more than 10% of the total consolidated accounts receivable. The accounts receivable balance for these two customers represented approximately 39% of total consolidated accounts receivable as of December 31, 2014. As of December 31, 2013, there were three customer balances that each accounted for more than 10% of the total consolidated accounts receivable and represented approximately 42% of total consolidated accounts receivable.

For the years ended December 31, 2014 and 2013, there were three Health and Wellness customers that exceeded 10% of revenue from continuing operations and represented more than 50% of the consolidated revenue. For the year ended December 31, 2012, there were two Health and Wellness customers that exceeded 10% of revenue from continuing operations and represented more than 50% of the consolidated revenue. The Company has agreements with each of its Health and Wellness customers, although these agreements do not provide for specific minimum level of purchase.

(p)	New Accounting Pronouncements

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

Note 2 - Liquidity

The Company’s primary sources of liquidity are cash and cash equivalents as well as availability under the 2013 Loan and Security Agreement (refer to Note 9). At December 31, 2014, the Company had $5.2 million cash and cash equivalents and no outstanding debt.

The Company incurred a loss from continuing operations of $5.9 million for the year ended December 31, 2014. The Company's net cash used in operating activities during the year ended December 31, 2014 was $3.4 million. The Company has managed its liquidity through sales of the Portamedic, Heritage Labs and Hooper Holmes Services business units, the sale of the Basking Ridge, New Jersey property, a series of cost reduction and accounts receivable collection initiatives and availability under the 2013 Loan and Security Agreement.

The Company has historically used availability under the 2013 Loan and Security Agreement to fund operations. The Company did not borrow under the 2013 Loan and Security Agreement during the year ended December 31, 2014. The Company used the proceeds from the sale of Heritage Labs and Hooper Holmes Services as well as the proceeds from the sale of the Basking Ridge real estate to fund capital expenditures and operating expenses associated with the increased screening volume experienced in the second half of the year. The Company experiences a timing difference between the operating expense and cash collection of the associated revenue as Health and Wellness customers generally have longer payment terms.

Transition Initiatives

During the year ended December 31, 2014, the Company incurred $1.9 million of costs, which are recorded in selling, general and administrative expenses in the consolidated statement of operations, in connection with the relocation of its corporate headquarters to Olathe, Kansas, and contributed to the year-to-date loss from continuing operations during 2014. The Company relocated its headquarters to Olathe, Kansas during the first quarter of 2014, where its Health and Wellness operations facilities are located. Costs incurred during 2014 relate to expenses associated with maintaining the Basking Ridge, New Jersey real estate through the date of sale and the transition of information technology infrastructure.

Under the Alliance Agreement with CRL (refer to Note 1), the Company completed the sale of certain assets of Heritage Labs and Hooper Holmes Services as of August 31, 2014 with a purchase price, after inventory-related price adjustments, of $3.5 million.

On May 13, 2014, the Company entered into an agreement for the sale of the Basking Ridge, New Jersey property for an aggregate purchase price of $3.0 million. The sale closed on August 7, 2014 resulting in cash proceeds to the Company of $2.5 million, which is net of customary closing costs and broker fees (refer to Note 1).

2013 Loan and Security Agreement

The Company maintains the 2013 Loan and Security Agreement with ACF FinCo I LP ("ACF"), the assignee of Keltic Financial Partners II, LP ("Keltic Financial") (refer to Note 9). Borrowings under the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The amount available for borrowing may be less than the $10 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  The Company has an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables (as defined in the 2013 Loan and Security Agreement) up to $10 million under this facility.  Eligible Receivables do not include certain receivables deemed ineligible by the lender. As of December 31, 2014, the lender applied a discretionary reserve of $0.5 million. Available borrowing capacity, net of this discretionary reserve was $2.6 million based on Eligible Receivables as of December 31, 2014. As of December 31, 2014, there were no borrowings outstanding under the 2013 Loan and Security Agreement.

The Company and ACF entered into an amendment to the 2013 Loan and Security Agreement on July 9, 2014 (refer to Note 9) to modify the definition of Eligible Receivables was amended to include up to fifty percent of Unbilled Eligible Receivables (as defined in the 2013 Loan and Security Agreement), which results in an increase in the Company's borrowing capacity.

The 2013 Loan and Security Agreement contains various covenants, including financial covenants which require the Company to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation and amortization). On March 27, 2015, the lender modified the covenants to waive the minimum EBITDA covenant for the twelve months ending March 31, 2015 and replaced it with minimum EBITDA covenants of negative $2.5 million for the six months ending June 30, 2015, negative $2.25 million for the nine months ended September 30, 2015 and negative $2.0 million for the twelve months ending December 31, 2015. The discretionary reserve applied by the lender was also increased to $2.0 million.

The Company continues to have limitations on the maximum amount of capital expenditures for each fiscal year. The Company is in compliance with the covenants under the 2013 Loan and Security Agreement as of December 31, 2014. Given the seasonal nature of the Company's operations, management expects to use the revolver at certain points in the year and believes the Company has sufficient borrowing capacity to do so. The Company also believes it will meet its covenants during 2015.

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

The Company's ability to generate cash flow in the future is dependent on realizing the benefits from the consolidation of its operations in Kansas and growing the Health and Wellness business as it seeks to streamline operations and improve efficiency through increased revenue and cost reduction initiatives. These and other factors could adversely affect liquidity if not achieved.

The Company has completed the sale of the Basking Ridge, New Jersey property and Portamedic, Heritage Labs and Hooper Holmes Services business units. The capital raised from these transactions provided the Company with additional capital to invest as it focuses on growth supporting Health and Wellness operations.

While the Company received an aggregate of $5.3 million in net proceeds during the year ended December 31, 2014 from the sale of the Basking Ridge, New Jersey property and sale of Heritage Labs and Hooper Holmes Services business units, the Company had cash outflows of $1.9 million during the year ended December 31, 2014 in connection with transition costs.

In 2014, the Company also invested $1.4 million in capital expenditures, primarily for information technology enhancements and to prepare for increased screening volumes. The remaining change in cash for the year ended December 31, 2014 is due to the remaining higher fixed cost structure as discussed below and fulfillment and execution of screening events in advance of cash receipts from the Company's customers. To conduct successful screenings the Company must expend cash to deliver equipment and supplies required for the screenings as well as pay its health professionals and site management, which is in advance of the customer invoicing process and ultimate cash receipts for services performed.

The Company continues to focus its attention on the long-term strategy and believe it has the necessary assets to make the most of its immediate opportunities while positioning the Company for long-term growth. In connection with the Alliance Agreement with CRL, he Company has transitioned out of the life insurance industry to focus on the Health and Wellness business. As a part of the transition, the Company reduced corporate fixed cost structure by evaluating head count, professional fees and other expenses.

Based on the Company's anticipated level of future revenues and gross profits, continued cost reduction initiatives and existing cash and cash equivalents and borrowing capacity, the Company believes it has sufficient funds to meet its cash needs to fund operation expenses and capital expenditures for the twelve months following December 31, 2014.

Note 3 - Impairment of Long-lived Assets

The Company evaluates the recovery of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of assets may not be recoverable. The Company evaluated the long-lived assets associated with Heritage Labs and Hooper Holmes Services in connection with the sale of certain assets under the Alliance Agreement with CRL (refer to Note 1). The Company concluded these long-lived assets were not impaired. There were no impairment charges recorded for these assets or any other assets in continuing operations during the year ended December 31, 2014.

During the years ended December 31, 2013 and 2012, the Company recorded impairment charges in continuing operations of $0.2 million and $0.04 million, which are included in impairment in the accompanying consolidated statement of operations. The charges relate to the write-off of software which was no longer expected to be utilized.

The Company recorded an impairment charge of long-lived assets related to discontinued operations in the consolidated statements of operations of $0.04 million, $0.1 million and $5.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. These impairment charges are included in (loss) income from discontinued operations in the consolidated statements of operations.

Note 4 — Share-Based Compensation

Employee Stock-Based Compensation Plan — On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, non-vested stock and performance shares. The 2008 Plan provides for the issuance of an aggregate of 5,000,000 shares. During the three years ended December 31, 2014, options for the purchase of 359,700, 325,000 and 900,000 shares were granted under the 2008 Plan. During the year ended December 31, 2014, no shares of restricted stock were granted. During the year ended December 31, 2013, 205,532 shares of restricted stock were granted, which vest immediately but cannot be sold for one year from date of grant, to the Company's Chief Executive Officer as settlement for a discretionary bonus of $0.1 million. As of December 31, 2014, approximately 3,493,200 shares remain available for grant under the 2008 Plan.

On May 24, 2011, the Company's shareholders approved the 2011 Omnibus Employee Incentive Plan (as subsequently amended and restated, the "2011 Plan") providing for the grant of stock options and non-vested stock awards. The 2011 Plan provides for the issuance of an aggregate of 3,500,000 shares. On June 11, 2014, the Company's shareholders approved an amendment and restatement of the 2011 Plan to rename the 2011 Plan as the Hooper Holmes, Inc. 2011 Omnibus Incentive Plan and also to include non-employee directors and consultants as eligible participants. The 2011 Plan is to remain in effect until the earlier of (i) the 10th anniversary of the plan's original effective date of May 24, 2011, or (ii) the date all shares of stock available for issuance have been issued. During the year ended December 31, 2014, the Company granted a total of 400,000 stock awards to non-employee members of the Board of Directors that immediately vested. During the three years ended December 31, 2014, 2013 and 2012, options for the purchase of 300,000, 2,000,000 and 1,225,000 shares, respectively, were granted under the 2011 Plan.

As of December 31, 2014, the Company is authorized to grant share-based awards of approximately 1,217,000 shares under the 2011 Plan.

Options under the 2008 and 2011 Plans are granted at fair value on the date of grant, are exercisable in accordance with a vesting schedule specified in the grant agreement, and have contractual lives of 10 years from the date of grant. Options to purchase 100,000 shares of the Company's stock granted to certain executives of the Company in December 2010 vested 50% on each of the first and second anniversaries of the grant. Options to purchase an aggregate of 1,066,600 shares of the Company's stock granted to certain employees of the Company vest one-third on each of the first, second and third anniversaries of the grant. Options to purchase 2,000,000 shares of the Company's stock granted to the Chief Executive Officer of the Company in September 2013, vest 25% upon receipt of the grant and 25% on the first, second, and third anniversaries of the grant. All other options granted by the Company vest 25% on each of the second through fifth anniversaries of the grant.

The fair value of each stock option granted during the year was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2014	2013	2012
Expected life (years)	5.3	5.4	5.5
Expected volatility	82.9%	89.6%	92.4%
Expected dividend yield	—	—	—
Risk-free interest rate	1.8%	1.5%	0.7%
Weighted average fair value of options granted during the year	$0.39	$0.34	$0.47

The expected life of options granted is derived from the Company’s historical experience and represents the period of time that options granted are expected to be outstanding.  Expected volatility is based on the Company’s historical volatility.  The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table summarizes stock option activity for the year ended December 31, 2014:

			Weighted
		Weighted Average	Average Remaining	Aggregate Intrinsic
	Number of Shares	Exercise Price Per Share	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2013	4,150,550	$0.75
Granted	659,700	$0.58
Exercised	(57,300)	0.52
Expired	(615,300)	$1.19
Forfeited	(485,450)	$0.53
Outstanding at December 31, 2014	3,652,200	$0.67	7.8	$117
Exercisable at December 31, 2014	2,005,350	$0.80	7.1	$58

The aggregate intrinsic value disclosed in the table above represents the difference between the Company’s closing stock price on the last trading day of 2014 (December 31, 2014) and the exercise price, multiplied by the number of in-the-money stock options for each category.

For the year ended December 31, 2014, 57,300 stock options valued with a weighted average exercise price of $0.52 were exercised under the 2008 Plan. No stock options were exercised during the year end December 31, 2014 under the 2011 Plan. For the year ended December 31, 2013, 173,050 and 9,880 stock options valued with a weighted average exercise price of $0.38 and $0.65, respectively, were exercised under the 2008 Plan and 2011 Plan, respectively. No stock options were exercised during the year ended December 31, 2012.

Options for the purchase of 770,600, 1,498,850 and 1,176,150 shares of common stock vested during the years ended December 31, 2014, 2013 and 2012, respectively, and the aggregate fair value at grant date of these options was $0.3 million, $0.7 million and $0.7 million, respectively. As of December 31, 2014, there was approximately $0.4 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted average period of 1.8 years.

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

Employee Stock Purchase Plan - The Company's 2004 Employee Stock Purchase Plan (the "2004 Plan") provides for the granting of purchase rights for up to 2,000,000 shares of the Company's stock to eligible employees of the Company. Under the 2004 Plan, purchase rights for approximately 233,000 shares were granted in the February 2013 offering period with an aggregate fair value of $0.03 million, based on the Black-Scholes option pricing model. The February 2013 offering period concluded in March 2014 and, in accordance with the 2004 Plan's automatic termination provision, there were 36,154 shares issued. The February 2012 offering period concluded in March 2013 and, in accordance with the 2004 Plan's automatic termination provision, no shares were issued. The February 2011 offering period concluded in March 2012 and in accordance with the 2004 Plan's automatic termination provision, no shares were issued. The Company is no longer granting purchase rights under the 2004 Plan.
Other Stock Awards — On May 30, 2007, the Company’s shareholders approved the Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company’s stock to the Company's non-employee directors.  The total number of shares that may be awarded under the 2007 Plan is 600,000.  There were no shares awarded under the 2007 Plan for the year ended December 31, 2014. For the years ended December 31, 2013 and 2012, shares awarded under the 2007 Plan totaled 30,000 each year.  The fair value of these stock awards was based on the grant date market value and totaled $0.02 million each year.

The Company recorded $0.5 million, $0.6 million and $0.7 million of share-based compensation expense in selling, general and administrative expenses for each of the years ended December 31, 2014, 2013 and 2012, respectively, related to stock options, non-vested stock, restricted stock awards and the 2004 Plan.  In connection with the resignation of former executive officers, the Company reclassified previously recorded share-based compensation expense totaling $0.2 million during the year ended December 31, 2013.  The reclassifications were recorded in restructuring charges (See Note 6). There were no reclassifications during 2014 or 2012.

Note 5 — Discontinued Operations

Sale of Assets - Heritage Labs and Hooper Holmes Services

On August 31, 2014, the Company completed the sale of certain assets comprising the Company’s Heritage Labs and Hooper Holmes Services business units (the "Business") to CRL pursuant to the terms of the Alliance Agreement. The purchase price, after inventory-related price adjustments, was $3.5 million, of which $0.25 million was deposited into an escrow account in accordance with the Alliance Agreement. The Alliance Agreement provided that certain lab assets were sold to CRL at a separate closing on October 31, 2014, at which time the remaining purchase price held in escrow was released to the Company.

The net book value of assets sold was approximately $1.0 million, consisting primarily of inventory of $0.3 million and certain property, plant and equipment of $0.7 million. After incurring $0.8 million in transaction costs associated with the sale to CRL, the Company recorded a gain on sale of $1.7 million during the year ended December 31, 2014, which is recorded as a component of discontinued operations. The assets sold to CRL are recorded in assets held for sale in the consolidated balance sheet as of December 31, 2013 and included inventory of $0.8 million and property, plant and equipment of $0.8 million.

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

The assets sold to CRL qualified as assets held for sale in April 2014. The sale of Heritage Labs and Hooper Holmes Services to CRL represents a strategic shift in the Company's ongoing operations. Accordingly, the operating results of Heritage Labs and Hooper Holmes Services are segregated and reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

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

Sale of Portamedic

The Company decided to sell its under-performing Portamedic service line and shift its focus towards the growth of its remaining health care segments. On September 30, 2013, the Company completed the sale of certain assets comprising the Portamedic service line to Piston Acquisition, Inc., a subsidiary of American Para Professional Systems, Inc. (“Piston”). Pursuant to the terms of the Asset Purchase Agreement, the Company sold assets associated with the Portamedic service line to Piston, including, among other things, fixed assets, inventory and intellectual property, and Piston assumed certain specified liabilities. The adjusted purchase price (the "Purchase Price") was approximately $8.1 million in cash, adjusted from $8.4 million at announcement due to changes in working capital. Approximately $2.0 million of the Purchase Price was held back (the "Holdback Amount") by Piston as security for the obligations under the Asset Purchase Agreement and certain other agreements between the Company and Piston. During the year ended December 31, 2013, the Company received $6.1 million of cash proceeds and incurred $1.0 million of financial advisory, legal and accounting fees in connection with the sale.

The Holdback Amount includes two components. The first holdback was $1.0 million, subject to adjustments, and was released in the first quarter of 2014 when final closing adjustments for inventory and other current assets were determined and paid (the "Closeout Date"). During the year ended December 31, 2014, the Company received $0.7 million as payment for the first Holdback Amount, after the closing adjustments. As a result, the amount remaining related to the first Holdback Amount was written off during the year ended December 31, 2014 as a charge to gain on sale of subsidiary in the consolidated statement of operations.

On January 28, 2015, the Company entered into a Settlement Agreement and Release, by and among the Company, Farmers New World Life Insurance Company and Portamedic, Inc., relating to a claim made by Farmers against each of Portamedic and the Company challenging the validity of charges for services billed to Farmers by certain examiners engaged by Portamedic and the Company dating back to 2010. Under the terms of the Asset Purchase Agreement, the Company agreed to indemnify Piston in connection with the subject matter of the claim. The Company agreed to deduct a total of $400,000 from the second Holdback Amount in exchange for a full release of obligation in connection with the matter and has reduced the remaining Holdback Amounts for the settlement of this claim. In addition, the Company has reduced the receivable related to the remaining Holdback Amounts to the amount it believes will be collected. There cannot be any assurance that any remaining Holdback Amounts will be collected by the Company, including the possibility that no further amounts may be collected. The Company anticipates finalization on the second Holdback Amount in the first half of 2015.

Prior to the fourth quarter of 2013, the Company has not historically tracked accounts receivable, accounts payable and other balance sheet accounts by segment. Following the sale of the Portamedic service line on September 30, 2013, the Company reassessed its segment reporting. Beginning in the fourth quarter of 2013, the Company began reporting financial results in three segments: Health and Wellness (health risk assessments including biometirc screenings), Heritage Labs (laboratory testing) and Hooper Holmes Services (health information services). Following the sale of Heritage Labs and Hooper Holmes Services in the third quarter of 2014, the Company reverted to one reporting segment, Health and Wellness. The continuing operations and the Portamedic, Heritage Labs and Hooper Holmes Services discontinued segments had customers and suppliers in common. The continuing and discontinued operations also shared certain selling, general and administrative services. As a result, the Company does not have reliable information for the historical impact of Portamedic, Heritage Labs and Hooper Holmes Services on our cash flows for the years ended December 31, 2013 and 2012 as well as certain statement of operations information for the Portamedic segment for the years ended December 31, 2013 and 2012.

The operating results of Portamedic, which are reported as a component of discontinued operations in the consolidated statements of operations, include revenue of $66.5 million and $100.4 million for the years ended December 31, 2013 and 2012, respectively. Income taxes relating to the operations of Portamedic were less than $0.1 million for the years ended December 31, 2013 and 2012. The following table summarizes the major classes of line items constituting the pretax results of operations of Heritage Labs and Hooper Holmes Services for the years ended December 31, 2014, 2013 and 2012, which are reported as a component of discontinued operations in the consolidated statement of operations. There was no income tax recorded in discontinued operations for Heritage Labs and Hooper Holmes Services for any period presented.

(in thousands)	2014	2013	2012
Revenues
Heritage Labs	$4,393	$10,367	$12,367
Hooper Holmes Services	$7,289	$14,622	$16,474
Total revenue	$11,682	$24,989	$28,841
Cost of Sales
Heritage Labs	$3,576	$7,221	$8,130
Hooper Holmes Services	$6,254	$12,629	$14,349
Total cost of sales	$9,830	$19,850	$22,479
Selling, General & Administrative Expenses
Heritage Labs	$379	$604	$1,147
Hooper Holmes Services	$1,625	$2,110	$2,518
Tail coverage insurance expense	$1,390	$—	$—
Total selling, general & administrative expenses	$3,394	$2,714	$3,665
(Loss) income from Discontinued Operations
Heritage Labs	$438	$2,542	$3,090
Hooper Holmes Services	$(590)	$(117)	$(393)
Tail coverage insurance expense	$(1,390)	$—	$—
Total (loss) income from discontinued operations	$(1,542)	$2,425	$2,697

Reconciliation to statement of operations:
Portamedic discontinued operations and other (see below)	$(1,759)	$(4,450)	$(10,586)
Gain on sale of subsidiaries, net of adjustments	$739	$3,430	$65
(Loss) income from discontinued operations	$(2,562)	$1,405	$(7,824)

Operating cash flow from discontinued operations for the Heritage Labs and Hooper Holmes Services segments for the year ended December 31, 2014 was approximately $1.3 million. Changes in working capital for the Heritage Labs and Hooper Holmes Services segments for the year ended December 31, 2014 was approximately $1.2 million. The Company recorded non-cash operating charges for depreciation and bad debt expense of $0.2 million and a non-cash operating charge of $1.0 million for the remaining operating lease payments associated with the discontinued Hooper Holmes Services operations (refer to Note 10). Other than the sale of the discontinued Heritage Labs and Hooper Holmes Services operations to CRL, there were no significant investing or financing activities from discontinued operations for the year ended December 31, 2014. The determination of operating cash flow from discontinued operations for the year ended December 31, 2014 includes a degree of management judgment and estimates. The Company has not allocated any general corporate overhead to discontinued operations.

Included in discontinued operations for the year ended December 31, 2014 is expense of $1.4 million related to retroactive tail coverage insurance policies for the discontinued operations of Portamedic, Heritage Labs and Hooper Holmes Services. The tail coverage represents retroactive insurance policies for claims associated with these businesses incurred prior to the sale of the discontinued operations and were purchased by the Company during the year ended December 31, 2014. The Company made payments of $0.6 million during the year ended December 31, 2014 for the tail coverage insurance policies and has $0.8 million in the consolidated balance sheet as of December 31, 2014 for the remaining payments scheduled for 2015.

The Company also leases a facility used for the discontinued Hooper Holmes Services operations center through 2018. During the year ended December 31, 2014, the Company recorded charges of $1.0 million representing the fair value of the remaining contractual obligations under the lease reduced by an estimate of sublease income.

In connection with the 2008 sale of the Claims Evaluation Division ("CED"), the Company was released as the primary obligor for certain lease obligations acquired but remains secondarily liable in the event the buyer defaults through the lease term which expires in July 2015. During the years ended December 31, 2014, 2013 and 2012, the Company reduced liabilities related to CED by $0.06 million, $0.08 million and $0.07 million, respectively. The corresponding gains are reported in the consolidated statement of operations in discontinued operations for the years ended December 31, 2014, 2013 and 2012. The Company has no remaining obligation recorded in the consolidated balance sheet related to the leases as of December 31, 2014.

Note 6 — Restructuring Charges

At December 31, 2014, there was a total of $1.1 million related to restructuring charges for branch closure costs, recorded in accrued expenses in the accompanying consolidated balance sheet. The following table provides a summary of the activity in the restructure accrual for the year ended December 31, 2014:

	As of			As of
(In thousands)	December 31, 2013	Charges	Payments	December 31, 2014
Severance	$531	$202	$(733)	$—
Branch closure obligation	415	1,097	(438)	1,074
Total	$946	$1,299	$(1,171)	$1,074

Restructuring Charges

During the year ended December 31, 2014, the Company recorded restructuring charges of $1.3 million, of which $0.1 million was recorded in continuing operations and $1.2 million was recorded in discontinued operations. The Company recorded severance charges of $0.1 million in continuing operations during the year ended December 31, 2014 for employee severance associated with the relocation of the corporate headquarters. The Company recorded a charge to discontinued operations of $1.0 million for the remaining operating lease payments associated with the Hooper Holmes Services operations. In addition, branch closure costs of $0.1 million related to the discontinued Portamedic operations as well as employee severance of $0.1 million were recorded to discontinued operations during the year ended December 31, 2014. As of December 31, 2014, there was $0.5 million recorded in accrued expenses and $0.6 million recorded in other long-term liabilities, related to branch closure obligations. The total branch closure obligation as of December 31, 2014 was $1.1 million, of which $1.0 million relates to Hooper Holmes Services and $0.1 million relates to Portamedic.

During the year ended December 31, 2013, the Company recorded restructuring charges of $1.9 million, of which $0.8 million was recorded in continuing operations and $1.1 million was recorded in discontinued operations. Restructuring charges in continuing operations consist of severance related to the resignation of former executives and other employee severance. Restructuring changes in discontinued operations include lease closure costs as well as severance.

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

Note 7 — Property, Plant and Equipment

Property, plant and equipment, at cost, consists of the following:

			Estimated
	December 31,		Useful Life
	2014	2013	In Years
Building and leasehold improvements	$1,386	$1,864	3 – 45
Furniture, fixtures and equipment	3,586	6,830	2 – 10
Software	2,443	3,424	1 – 7
	7,415	12,118
Less accumulated depreciation and amortization	4,361	9,165
Total	$3,054	$2,953

As of December 31, 2013, the Basking Ridge, NJ real estate was classified as assets held for sale. The Board authorized the sale of the real estate during the fourth quarter of 2013, and the Company received approval from Keltic Financial to sell the property. As a result, the land and building owned in Basking Ridge, NJ of $0.7 million are recorded as assets held for sale at December 31, 2013. During 2014 the Company reclassified $1.6 million to assets held for sale for the value of the assets sold to CRL as of December 31, 2013, which included inventory of $0.8 million and property, plant and equipment of $0.8 million.

Note 8 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2014	2013
Accrued wages	$371	$332
Reserve for unclaimed property	984	910
Restructure reserves	502	870
Tail coverage insurance	810	—
Other accrued expenses	1,416	1,924
	$4,083	$4,036

Note 9 — Loan and Security Agreements

The Company maintains the 2013 Loan and Security Agreement, as amended, with ACF, the assignee of Keltic Financial (as amended, the "2013 Loan and Security Agreement"). Borrowings under the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The amount available for borrowing may be less than the $10 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  The Company has an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables up to $10 million under this facility.  Eligible Receivables do not include Heritage Labs receivables, certain Hooper Holmes Services receivables, and other receivables deemed ineligible by Keltic Financial. Eligible Receivables do not include certain receivables deemed ineligible by the lender. As of December 31, 2014, the lender applied a discretionary reserve of $0.5 million. Available borrowing capacity, net of this discretionary reserve was $2.6 million based on Eligible Receivables as of December 31, 2014. As of December 31, 2014, there were no borrowings outstanding under the 2013 Loan and Security Agreement.

On July 9, 2014, the Company and ACF entered into the Second Amendment to the 2013 Loan and Security Agreement (the "Second Amendment"). The Second Amendment amends the terms and conditions of the 2013 Loan and Security Agreement dated as of February 28, 2013, and as amended on March 28, 2013. The Borrowing Base (as defined in the 2013 Loan and Security Agreement) was amended to include an amount of Unbilled Eligible Receivables (as defined in the 2013 Loan and Security Agreement) not to exceed the least of (i) fifty percent of the aggregate amount of Unbilled Eligible Receivables; (ii) $2,500,000; and (iii) fifty percent of the Borrowing Base as most recently previously calculated. Inclusion of Unbilled Eligible Receivables is expected to increase the Company's borrowing capacity.

The 2013 Loan and Security Agreement contains various covenants, including financial covenants which require the Company to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation and amortization). On March 27, 2015, the lender modified the covenants to waive the minimum EBITDA covenant for the twelve months ending March 31, 2015 and replaced it with minimum EBITDA covenants of negative $2.5 million for the six months ending June 30, 2015, negative $2.25 million for the nine months ended September 30, 2015 and negative $2.0 million for the twelve months ending December 31, 2015. The discretionary reserve applied by the lender was also increased to $2.0 million.

Interest on revolving credit loans is calculated based on the greatest of (i) the annualized prime rate plus 2.75%, (ii) the 90 day LIBOR rate plus 5.25%, and (iii) 6% per annum. The interest rate on the 2013 Loan and Security Agreement was 6.00% as of December 31, 2014. In connection with the 2013 Loan and Security Agreement, the Company incurred a commitment fee of $0.1 million and other debt issue costs totaling $0.9 million during the year ended December 31, 2013. The Company is also obligated to pay, on a monthly basis in arrears, an annual facility fee equal to 1.5% of the revolving credit limit of $10 million. During the years ended December 31, 2014 and 2013, in connection with the 2013 Loan and Security Agreement, the Company incurred $0.2 million and $0.1 million, respectively, in facility fees. As of December 31, 2014, the remaining balance in deferred financing costs recorded on the consolidated balance sheet was $0.4 million.

The revolving credit loans are payable in full, together with all accrued interest and fees, on February 28, 2016. The 2013 Loan and Security Agreement provides for the ability to prepay the entire outstanding balance of the revolving credit loans. The Company would pay an early termination fee equal to 2% if the termination occurs prior to February 28, 2016.

As security for payment and other obligations under the 2013 Loan and Security Agreement, ACF holds a security interest in all of the Company's and its subsidiary guarantors, existing and after-acquired property, including receivables (which are subject to a lockbox account arrangement), inventory and equipment.  The aforementioned security interest is collectively referred to herein as the “collateral”.

The 2013 Loan and Security Agreement contains various covenants, including financial covenants which require the Company to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation and amortization). The Company continues to have limitations on the maximum amount of capital expenditures for each fiscal year. The Company is in compliance with the covenants under the 2013 Loan and Security Agreement as of December 31, 2014. Given the seasonal nature of the Company's operations, management expects to use the revolver at certain points in the year and believes the Company has sufficient borrowing capacity to do so. The Company also believes it will meet its covenants during 2015.

ACF consented to the sale of the Basking Ridge, New Jersey real estate and the sale of Heritage Labs and Hooper Holmes Services business units to CRL during 2014, the change in CEO and CFO that occurred during 2013 as well as the sale of Portamedic. There were no waiver or amendment fees paid or associated with these consents.

The failure of the Company or any subsidiary guarantor to comply with any of the covenants or the breach of any of its or their representations and warranties, contained in the 2013 Loan and Security Agreement, constitutes an event of default under the agreement. In addition, the 2013 Loan and Security Agreement provides that "Events of Default" include the occurrence or failure of any event or condition that, in ACF's sole judgment, could have a material adverse effect (i) on the business, operations, assets, management, liabilities or condition of the Company, (ii) in the value, collectability or salability of the collateral, or (iii) on the ability of the Company and its subsidiary guarantors to perform under the 2013 Loan and Security Agreement.

2009 Loan and Security Agreement

Prior to February 28, 2013, the Company maintained a loan and security agreement (the “2009 Loan and Security Agreement”) with TD Bank, N.A. (“TD Bank”), which was scheduled to expire on March 8, 2013. On February 28, 2013, in conjunction with entering into a new three year 2013 Loan and Security Agreement with ACF, the Company terminated the 2009 Loan and Security Agreement with TD Bank. During the year ended December 31, 2012, in connection with the TD Bank 2009 Loan and Security Agreement, the Company incurred unused line fees of $0.1 million. In addition, the Company was required to pay annual loan fees of $0.1 million for 2012.

Note 10 — Commitments and Contingencies

The Company leases its corporate headquarters in Olathe, Kansas, which includes the Health and Wellness operations center, under an operating lease which expires in 2018. The Company also leases copiers and other miscellaneous equipment. These leases expire in various years through 2017.

The Company is obligated under a lease related to the discontinued Hooper Holmes Services operations center through 2018 and has ceased use of this facility. The Company is still the primary lessee under operating leases for 6 Portamedic branch offices, which are subleased by the acquirer of the former Portamedic business. The acquirer pays 100% of the rent and other executory costs for these 6 offices in the form of a contractual obligation for the remaining lease term. If the Company is unable to assign these leases to the acquirer of the former Portamedic business, the Company will let the leases expire with no intent of renewal. In addition, the Company is still the primary lessee under 7 operating leases related to former Portamedic offices not utilized for continuing operations and as such related costs are recorded in the reporting for discontinued operations.

The Company had recorded a branch closure obligation of $1.1 million and $0.3 million as of December 31, 2014 and 2013, respectively related to all of the above mentioned leases.

The table below presents future minimum lease payments for operating leases (with initial or remaining terms in excess of one year) as of December 31, 2014 and includes leases from both continuing and discontinued operations, as described above.

Year ending December 31,	Operating Leases
2015	$1,651
2016	1,444
2017	1,383
2018	1,109
2019	—
Thereafter	—
Total minimum lease payments	$5,587
Estimated sublease payments (not included in minimum lease payments)	$(1,292)
$4,295

Rental expense under operating leases of continuing operations totaled $0.8 million, $0.8 million and $0.8 million in 2014, 2013 and 2012, respectively.

The Company has employment agreements with certain executive employees that provide for payment of base salary for a one year period in the event their employment with the Company is terminated in certain circumstances, including following a change in control, as further defined in the agreements.

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

Note 11 — Litigation

On May 24, 2012, a complaint was filed against the Company in the United States District Court for the District of New Jersey alleging, among other things, that the Company failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaint seeks an award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company filed an answer denying the substantive allegations therein. As of the date of this filing, the Magistrate Judge is considering the Company’s Motion to Reconsider an earlier Report and Recommendation conditionally certifying the class of all contract examiners from August 16, 2010 to the present. If the Magistrate's decision stands, notice will be sent to contractors who performed work for the Company within this time period. The claim is not covered by insurance, and the Company is incurring legal costs to defend the litigation which are recorded in continuing operations. This matter relates to the former Portamedic service line for which the Company retained liability. The Company has determined that losses related to the remaining complaint are not estimable or probable.

On July 30, 2013, a complaint was filed against the Company in the California Superior Court, San Bernadino County, on behalf of a putative class of employees alleging, among other things, that the Company failed to pay wages and other compensation as required by state law. The complaint sought award of an unspecified amount of damages and penalties. The Company has denied all of the allegations in the case and believes them to be without merit. The Company settled the individual claim with the named plaintiff in July 2014 with prejudice.  As a part of the settlement, the named plaintiff agreed to dismiss the class claims, without prejudice. As a result, the Company recorded an immaterial charge during the year ended December 31, 2014 for the settlement amount as a component of discontinued operations in the accompanying consolidated statement of operations.

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

Note 12 — Income Taxes

The components of the income tax provision are as follows:

	2014	2013	2012
Federal - current	$—	$—	$—
State and local - current	23	19	23
	$23	$19	$23

The following reconciles the “statutory” federal income tax rate to the effective income tax rate:

	2014	2013	2012
Computed "expected" income tax benefit	(35)%	(35)%	(35)%
Reduction (increase) in income tax benefit and increase (reduction) in income tax expense resulting from:
State tax, net of federal benefit	—	—	—
Change in federal valuation allowance	35	35	35
Other	—	—	—
Effective income tax rate	—%	—%	—%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Receivable allowance	$34	$59
Goodwill	347	4,238
Restructuring accrual	45	370
Intangible assets	219	845
Compensation expense	690	1,518
Federal net operating loss carryforward	55,865	48,990
State net operating loss carryforward	6,502	5,756
Accrued expenses	17	25
Deferred rent	102	131
Other	18	167
Gross deferred tax assets	$63,839	$62,099
Valuation allowance	(63,817)	(61,500)
	$22	$599
Deferred tax liabilities:
Impairment and accumulated depreciation	(22)	(599)
Gross deferred tax liabilities	(22)	(599)
Net deferred tax assets	$—	$—

The Company has significant deferred tax assets attributable to tax deductible intangibles and federal and state net operating loss carryforwards, which may reduce taxable income in future periods.  Based on the cumulative tax and operating losses, the lack of taxes in the carryback period, and the uncertainty surrounding the extent or timing of future taxable income, the Company believes it is not more likely than not that it will realize the tax benefits of its deferred tax assets.  Accordingly, the Company continues to record a full valuation allowance on its net deferred tax assets as of December 31, 2014 and 2013.

There was no federal tax expense recorded in the years ended December 31, 2014, 2013 and 2012. The income tax expense recorded for the years ended December 31, 2014, 2013 and 2012 reflects a state tax liability to one state.

The tax years 2011 through 2014 may be subject to federal examination and assessment.  Tax years from 2006 through 2010 remain open solely for purposes of federal and certain state examination of net operating loss and credit carryforwards.  State income tax returns may be subject to examination for tax years 2010 through 2014, depending on state tax statute of limitations.

As of December 31, 2014, the Company had U.S. federal and state net operating loss carryforwards of approximately $159.6 million and $143.9 million, respectively.   The net operating loss carryforwards, if not utilized, will expire in the years 2015 through 2034.

Note 13 — Capital Stock

The 2013 Loan and Security Agreement prohibits the Company from repurchasing or retiring shares of its common stock and paying dividends (see Note 9). The Company did not repurchase any shares of its common stock in 2014, 2013 and 2012.

Note 14 — 401(k) Savings and Retirement Plan

The Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”) is available to all employees with at least one year of employment service, who have worked at least 1,000 hours in a service year and who are at least 21 years of age. There were no Company contributions related to the 401(k) Plan during the years ended December 31, 2014, 2013 and 2012. The Company’s common stock is not an investment option to employees participating in the 401(k) Plan.

Note 15 — Segments

The Company reassessed its segment reporting following the sale of the Portamedic service line on September 30, 2013 and again in connection with the sale of Heritage Labs and Hooper Holmes Services to align with the information that the Company's chief operating decision maker regularly reviewed subsequent to the sale of these reporting units. Beginning in the fourth quarter of 2013, the Company previously reported financial results in three segments: Health and Wellness (health risk assessments including biometric screenings), Heritage Labs (laboratory testing) and Hooper Holmes Services (health information services).

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

As of December 31, 2014, substantially all of the Company's services are provided within the United States, and substantially all of the Company's assets are located within the United States.

Quarterly Financial Data (Unaudited)
(dollars in thousands, except per share data)

	2014 Quarters
	First	Second	Third	Fourth
Revenues	$7,299	$6,679	$7,875	$6,671
Gross profit	1,656	2,150	1,854	1,127
Loss from continuing operations	(2,851)	(1,911)	77	(1,229)
(Loss) income from discontinued operations	166	(902)	(1,385)	(440)
Net loss	(2,685)	(2,813)	(1,308)	(1,669)

Basic (loss) earnings per share (a)
Loss from continuing operations	$(0.04)	$(0.03)	$—	$(0.02)
(Loss) income from discontinued operations	—	(0.01)	(0.02)	(0.01)
Net loss	(0.04)	(0.04)	(0.02)	(0.02)

Diluted (loss) earnings per share (a)
Loss from continuing operations	$(0.04)	$(0.03)	$—	$(0.02)
(Loss) income from discontinued operations	—	(0.01)	(0.02)	(0.01)
Net loss	(0.04)	(0.04)	(0.02)	(0.02)

	2013 Quarters
	First	Second	Third	Fourth
Revenues	$5,383	$4,344	$5,227	$9,217
Gross profit	1,639	1,206	956	2,603
Loss from continuing operations	(2,825)	(3,765)	(3,931)	(2,159)
Income (loss) from discontinued operations	265	(1,237)	2,217	160
Net loss	(2,560)	(5,002)	(1,714)	(1,999)

Basic (loss) income per share (a)
Loss from continuing operations	$(0.04)	$(0.05)	$(0.06)	$(0.03)
(Loss) income from discontinued operations	—	(0.02)	0.03	—
Net loss	(0.04)	(0.07)	(0.02)	(0.03)

Diluted (loss) income per share (a)
Loss from continuing operations	$(0.04)	$(0.05)	$(0.06)	$(0.03)
(Loss) income from discontinued operations	—	(0.02)	0.03	—
Net loss	(0.04)	(0.07)	(0.02)	(0.03)

a) Due to rounding, the sum of the quarters may not equal the full year.

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2014.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, the Company's disclosure controls and procedures were effective.

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

As of December 31, 2014, management has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992).  Based on this assessment, management concluded that as of` December 31, 2014 our internal controls over financial reporting were effective.

(c) Changes in Internal Control over Financial Reporting

In its Form 10-Q for the period ended September 30, 2013, the Company identified certain deficiencies in its internal control over financial reporting that it deemed to be a material weakness. The sale of the Portamedic business and the relocation and transition of the corporate headquarters from New Jersey to Olathe, Kansas resulted in turnover of personnel and the associated loss of institutional knowledge. These factors adversely affected management’s review of the accounting for non-routine, complex technical accounting matters to ensure proper application of generally accepted accounting principles in a timely manner, as well as its timely identification of certain transactions subject to reporting.

The Company completed the relocation of its corporate headquarters to Olathe, Kansas during the first quarter of 2014. As a part of the transition, the Company strengthened the accounting and financial reporting function including the expansion of existing resources. The Company hired a new Controller and supplemented additional accounting and finance staff in Kansas; it reassigned and transitioned individual responsibilities to personnel located in Olathe, Kansas; and also augmented expertise on technical accounting matters by utilizing external consulting resources as necessary.  The Company also increased internal training and awareness with the management team to ensure an appropriate level of focus on the control environment.

The Company believes its accounting and financial reporting and internal control functions have been stabilized. With its established team and expanded resources, the Company believes it has improved its ability to address complex, non-routine technical accounting matters. Based on this assessment, management concluded that as of December 31, 2014, the Company’s internal controls over financial reporting were effective.

ITEM 9B	Other Information

None.

Part III

ITEM 10	Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our proxy statement for the 2015 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

ITEM 11	Executive Compensation

The information required by Item 11 will be included in our proxy statement for the 2015 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in our proxy statement for the 2015 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

ITEM 13	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in our proxy statement for the 2015 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

ITEM 14	Principal Accountant Fees and Services

The information required by Item 14 will be included in our proxy statement for the 2015 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

Part IV

ITEM 15	Exhibits and Financial Statement Schedules

(a)	(1) The following financial statements and independent auditors’ report are included in this Report.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets —
December 31, 2014 and 2013
Consolidated Statements of Operations —
Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Stockholders’ Equity —
Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows —
Years ended December 31, 2014, 2013 and 2012
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

2.1
Strategic Alliance Agreement dated April 16, 2014 by and among Hooper Holmes, Inc., Heritage Labs International, LLC (“HLI”), Mid-America Agency Services, Incorporated and Clinical Reference Laboratory, Inc (1)

2.2
Amendment Number 1 to the Strategic Alliance Agreement dated August 31, 2014 by and among Hooper Holmes, Inc., Heritage Labs International, LLC, Mid-America Agency Services, Incorporated and Clinical Reference Laboratory, Inc (2)

3.1	Amended and Restated Certificate of Incorporation of Hooper Holmes, Inc. (3)
3.2	Restated Bylaws of Hooper Holmes, Inc. (4)
10.1	Form of Indemnification Agreement (5)
10.2	Hooper Holmes, Inc. 1997 Stock Option Plan (6)*
10.3	Hooper Holmes, Inc. 1997 Director Option Plan (7)*
10.4	Hooper Holmes, Inc. 1999 Stock Option Plan (8)*
10.5	Hooper Holmes, Inc. 2002 Stock Option Plan (9)*
10.6	Hooper Holmes, Inc. 2004 Employee Stock Purchase Plan (10)*
10.7	Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (11)*
10.8	Hooper Holmes, Inc. 2008 Omnibus Employee Incentive Plan (12)*
10.9	Hooper Holmes, Inc. 2011 Omnibus Employee Incentive Plan (13)*
10.10	Amended and Restated Hooper Holmes, Inc. 2011 Omnibus Incentive Plan (14)
10.11	Form of Executive Change-in-Control Agreement by and between Hooper Holmes, Inc. and Executive Officers of the Company (15)*
10.12	Employment Agreement by and between Hooper Holmes, Inc. and Michael Shea (16)*
10.13	Employment Agreement by and between Hooper Holmes, Inc. and Ransom J. Parker (17)*
10.14	Employment Agreement by and between Hooper Holmes, Inc. and Henry E. Dubois (18)*
10.15	Employment Agreement by and between Hooper Holmes, Inc. and Tom Collins (19)*
10.16	Loan and Security Agreement between Hooper Holmes, Inc. and Keltic Financial Partners II, LP dated February 28, 2013 (20)
10.17
Unconditional and Continuing Guaranty, dated February 28, 2013, between Keltic Financial Partners II, LP and Heritage Labs International, LLC, a Kansas limited liability company, Hooper Distribution Services, LLC, a New Jersey limited liability company, Hooper Information Services, Inc., a New Jersey corporation, Mid-America Agency Services, Incorporated, a Nebraska corporation, and TEG Enterprises, Inc., a Nebraska corporation (21)

10.18	Pledge Agreement between Hooper Holmes, Inc. and Keltic Financial Partners II, LP dated February 28, 2013 (22)
10.19	Pledge Agreement between Mid-America Agency Services, Incorporated, a Nebraska corporation, and Keltic Financial Partners II, LP dated February 28, 2013 (23)
10.20	First Amendment to Loan and Security Agreement between Keltic Financial Partners II, LP and Hooper Holmes, Inc. dated March 28, 2013 (24)
10.21	Mortgage and Security Agreement by Hooper Holmes, Inc. in favor of Keltic Financial Partners II, LP, dated March 28, 2013 (25)
10.22	Second Amendment to Loan and Security Agreement between Keltic Financial Partners II, LP and Hooper Holmes, Inc. dated July 9, 2014 (26)
10.23	Asset Purchase Agreement dated August 15, 2013, by and between Piston Acquisition, Inc. and Hooper Holmes, Inc. (27)
10.24	First Amendment to Asset Purchase Agreement and Agreement dated September 30, 2013, by and between Hooper Holmes, Inc. and Piston Acquisition, Inc. (28)
10.25	Limited Guaranty dated August 15, 2013, by Gary Gelman, in favor of Hooper Holmes, Inc. (29)
10.26	Agreement dated as of August 15, 2013, by and between Hooper Holmes, Inc. and Piston Acquisition, Inc. (30)
10.27	Limited Laboratory and Administrative Services Agreement dated April 16, 2014 by and between Hooper Holmes, Inc. and Clinical Reference Laboratory, Inc (31)***
10.28	Amendment Number 1 to the Limited Laboratory and Administrative Services Agreement dated August 31, 2014 by and between Hooper Holmes, Inc. and Clinical Reference Laboratory, Inc. (32)

10.29	Purchase and Sale Agreement dated May 13, 2014 by and between Hooper Holmes, Inc. and McElroy Deutsch Mulvaney & Carpenter, LLP (33)
10.30	First Amendment to the Purchase and Sale Agreement by and between Hooper Holmes, Inc. and McElroy Deutsch Mulvaney & Carpenter, LLP dated June 13, 2014 (34)
10.31	Second Amendment to the Purchase and Sale Agreement by and between Hooper Holmes, Inc. and McElroy Deutsch Mulvaney & Carpenter, LLP dated July 1, 2014 (35)
10.32	Third Amendment to the Purchase and Sale Agreement by and between Hooper Holmes, Inc. and McElroy Deutsch Mulvaney & Carpenter, LLP dated July 7, 2014 (36)
10.33	Fourth Amendment to the Purchase and Sale Agreement by and between Hooper Holmes, Inc. and McElroy Deutsch Mulvaney & Carpenter, LLP dated July 11, 2014 (37)
10.34	Fifth Amendment to the Purchase and Sale Agreement by and between Hooper Holmes, Inc. and McElroy Deutsch Mulvaney & Carpenter, LLP dated July 18, 2014 (38)
10.35	Settlement Agreement and Release by and among the Company, Farmers New World Life Insurance Company and Portamedic, Inc.
14	Hooper Holmes, Inc. Code of Conduct and Ethics (39)
21	Subsidiaries of Hooper Holmes, Inc.
23	Consent of Independent Registered Public Accounting Firm
24	Power of attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Label Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

***Portions of this exhibit containing confidential information have been omitted and filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014.
(2)	Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014.
(3)	Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated June 2, 2010.
(4)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated February 17, 2011.
(5)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 17, 2014.
(6)	Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(7)	Incorporated by reference to Exhibit 10.11 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(8)	Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(9)	Incorporated by reference to Attachment to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 21, 2002.
(10)	Incorporated by reference to Annex B to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 29, 2013.
(11)	Incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(12)	Incorporated by reference to Annex A to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 29, 2008.
(13)	Incorporated by reference to Annex A to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 24, 2011.
(14)	Incorporated by reference to Annex A to the Company’s Proxy Statement for the Annual Meeting of Shareholders held on June 11, 2014.
(15)	Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
(16)	Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
(17)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 9, 2010.
(18)	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.
(19)	Incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.
(20)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 28, 2013.
(21)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 28, 2013.
(22)	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 28, 2013.
(23)	Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated February 28, 2013.
(24)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 29, 2013.
(25)	Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated March 29, 2013.
(26)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 10, 2014.
(27)	Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.
(28)	Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.
(29)	Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.
(30)	Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013
(31)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2014
(32)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014
(33)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014
(34)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014
(35)	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014

(36)	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014
(37)	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014
(38)	Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014
(39)	Incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

                                                                                                                                                                             Schedule II

Hooper Holmes, Inc
Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2014
(In thousands)

Description	Balance at Beginning of Period	Additions Charged to Revenues and Expenses (1)	Deductions (2)	Balance at End of Period
Year ended December 31, 2014
Reserves and allowances
Accounts receivable allowance	$153	$85	$(151)	$87
Year ended December 31, 2013
Reserves and allowances
Accounts receivable allowance	$662	$1,576	$(2,085)	$153
Year ended December 31, 2012
Reserves and allowances
Accounts receivable allowance	$525	$2,359	$(2,222)	$662

(1)	Includes $0 million, $1.6 million and $2.2 million in 2014, 2013 and 2012, respectively, charged as a reduction to revenues.

(2)	Represents accounts receivable write-offs, net of recoveries and reserve reductions credited to revenue.

_______                                                                                                                                                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOPER HOLMES, INC.
(Registrant)

March 31, 2015	By:	/s/ Henry E. Dubois
Henry E. Dubois
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Henry E. Dubois	Chief Executive Officer;	March 31, 2015
Henry E. Dubois	Director

*		March 31, 2015
Ronald Aprahamian	Director

*		March 31, 2015
Mark Emkjer	Director

*		March 31, 2015
Larry Ferguson	Director

*		March 31, 2015
Gus Halas	Director

*		March 31, 2015
Thomas Watford	Director

/s/ Tom Collins	Senior V.P. and Chief	March 31, 2015
Tom Collins	Financial and Accounting Officer

*Henry E. Dubois, by signing his name hereto, does hereby sign this Report for the persons before whose printed name an asterisk appears, pursuant to the power of attorney duly executed by such person and filed as Exhibit 24 hereto with the Securities and Exchange Commission.

Leadership Information

Directors

Ronald V. Aprahamian, Chairman of the Board
Private Investor

Mr. Aprahamian, age 68, was elected a director of the Company at the 2009 annual meeting.  He has a long record of involvement in business development activities as an investor, a board member, a chief executive officer, and a consultant for companies engaged in healthcare, technology, banking and other industries.  Most recently, he has served on the boards of Sunrise Senior Living, Inc., Superior Consultant Holdings Corp. and First Consulting Group, Inc.  Mr. Aprahamian was named Chair of the Board on January 25, 2012.  (Term expires at the Annual Meeting in 2015.)

Henry E. Dubois
President and Chief Executive Officer of Hooper Holmes, Inc.

Mr. Dubois, age 53, was appointed President and Chief Executive Officer of Hooper Holmes as of April 2013. Mr. Dubois has been a partner at Tatum, LLC, a firm offering consulting services to accelerate business performance and create value. In previous roles, he served as Executive Vice President and Chief Financial Officer of GeoEye, Inc., a global supplier of high resolution satellite and aerial imagery; President, Chief Operating Officer and Chief Financial Officer of DigitalGlobe, Inc., an owner/operator of high resolution imaging satellites; Chief Executive Officer and Chief Financial Officer of an Asia Pacific Telecommunication company (PT Centralindo Panca Sakti); and Senior Vice President of an Asia Pacific conglomerate in Jakarta, Indonesia (PT Ongko Multicorpora). He also served as a consultant with Booz and Company and began his career as an internal auditor and finance supervisor for Exxon Corporation. He earned his Bachelor of Arts degree in mathematics from the College of the Holy Cross and his Master of Management degree from the J.L. Kellogg Graduate School of Management at Northwestern University with concentrations in finance, marketing and accounting.  (Term expires at the Annual Meeting in 2015.)

Mark Emkjer
Chairman Emkjer International Ltd.

Mr. Emkjer, age 59, was appointed a director of the Company in February 2015. He most recently served as Chief Executive Officer of the Health Services Division of WebMD from April 2009 to February 2014. Prior to joining WebMD, Mr. Emkjer served as CEO, President and Board Member of Accelrys, Inc., a software company serving the pharmaceutical and biotech industries. Before Accelrys, he was President and Chief Operating Officer of Sunquest, a leading provider of clinical data management services. Prior to Sunquest he served as President and CEO of Pace Health Management Systems, Inc., and President and CEO of Hospital Cost Consultants Inc., a leading international provider of financial solutions to the healthcare industry. He began his career in a series of operating roles at American Hospital Supply. Mr. Emkjer holds a Master of Business Administration degree from the University of Miami and a Bachelor of Science degree in Finance from Florida Atlantic University. (Term expires at the Annual Meeting in 2015.)
Larry Ferguson
Chief Executive Officer – The Ferguson Group;  Formerly Chief Executive Officer – First Consulting Group, Inc.

Mr. Ferguson, age 65, was elected a director of the Company at the 2009 annual meeting.  He has served as CEO of several publicly traded and privately held companies, including First Consulting Group, Inc. from 2006-2008.  He has served on more than twelve corporate boards, including positions as board chair and committee chair.  He currently serves as CEO of the Ferguson Group, a private equity consulting and investment firm focused on healthcare and life sciences IT companies.  He has also held executive positions with American Express and First Data Corporation. Mr. Ferguson served as Chair of the Board from July 2009 until January 25, 2012, at which time he became a Chair of the Governance and Nominating Committee. (Term expires at the Annual Meeting in 2015.)

Gus D. Halas
CEO and President, Central Garden

Mr. Halas, age 63 was appointed a director of the Company in April 2013, and is the Chair of the Compensation Committee. He was previously Chief Executive Officer and President of the Central Operating Companies at Central Garden & Pet Company (NASDAQ: CENT). In addition, Mr. Halas serves on the board of Triangle Petroleum (NYSE: TPLM), OptimizeRx

(OPRX), and Madalena Energy (MVN.V). He is also a senior advisor and partner of White Deer Energy, a Houston based private equity firm. From 2003 to 2009, Mr. Halas was Chairman, President and CEO of T3 Energy Services. He previously served as President and Chief Executive Officer of Clore Automotive and Marley Cooling Tower Company and held senior executive positions with a number of other companies including Ingersoll-Dresser Pump Company and Sulzer Industries. Mr. Halas holds a BS in Physics and a BS in Economics from Virginia Polytechnic Institute. (Term expires at the Annual Meeting in 2015.)

Thomas A. Watford
President and Chief Operating Officer - Santa Rosa Consulting

Mr. Watford, age 54, was appointed a Director of the Company in December 2010, and is the Chair of the Audit Committee. He has over 25 years of experience in the healthcare industry, including as a senior executive and as a consultant with expertise in financial and operations management and IT services for healthcare and life sciences companies. He currently serves as President and Chief Operating Officer of Santa Rosa Consulting, a company offering strategic and operational consulting services to healthcare companies. Previously, Mr. Watford served as Chief Financial Officer and Chief Operating Officer of First Consulting Group, Inc., and was an Associate Partner in the Healthcare Practice group of the consulting firm Accenture. (Term expires at the Annual Meeting in 2015.)

Officers

Henry E. Dubois
Chief Executive Officer and President

Tom Collins
Senior Vice President and Chief Financial Officer, Treasurer