Form 10-Q
period 2015-03-31
HOOPER HOLMES INC
filed 2015-05-14
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares outstanding of the Registrant's common stock as of April 30, 2015 was:
Common Stock, $.04 par value - 77,408,270 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES

PART I - Financial Information

Item 1. Financial Statements (unaudited)

Hooper Holmes, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,387	$5,201
Accounts receivable, net of allowance for doubtful accounts of $54 and $87 at March 31, 2015 and December 31, 2014, respectively	4,869	3,178
Inventories	696	897
Other current assets	274	202
Total current assets	7,226	9,478

Property, plant and equipment	7,629	7,415
Less: Accumulated depreciation and amortization	4,655	4,361
Property, plant and equipment, net	2,974	3,054

Other assets	491	607
Total assets	$10,691	$13,139

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,962	$2,508
Accrued expenses	4,305	4,083
Total current liabilities	6,267	6,591
Other long-term liabilities	1,084	1,191
Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, par value $.04 per share; Authorized: 240,000,000 shares; Issued: 70,875,998 shares at March 31, 2015 and December 31, 2014, respectively; Outstanding: 70,866,603 shares at March 31, 2015 and December 31, 2014, respectively.	2,835	2,835
Additional paid-in capital	150,837	150,747
Accumulated deficit	(150,261)	(148,154)
	3,411	5,428
Less: Treasury stock, at cost; 9,395 shares at March 31, 2015 and December 31, 2014	(71)	(71)
Total stockholders' equity	3,340	5,357
Total liabilities and stockholders' equity	$10,691	$13,139

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$5,681	$7,299
Cost of operations	4,949	5,643
Gross profit	732	1,656
Selling, general and administrative expenses	2,747	4,457
Operating loss from continuing operations	(2,015)	(2,801)
Interest expense	—	(1)
Interest income	—	—
Other expense, net	(83)	(44)
Other expense, net	(83)	(45)
Loss from continuing operations before taxes	(2,098)	(2,846)
Income tax expense	5	5
Loss from continuing operations	(2,103)	(2,851)

Discontinued operations:
Loss on sale of subsidiaries, net of adjustments	—	(150)
(Loss) income from discontinued operations, net of tax	(4)	316
(Loss) income from discontinued operations	(4)	166
Net loss	$(2,107)	$(2,685)
Basic and diluted loss per share:
Continuing operations
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)
Discontinued operations
Basic	$—	$—
Diluted	$—	$—
Net loss
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)

Weighted average number of shares - Basic	70,866,603	70,410,649
Weighted average number of shares - Diluted	70,866,603	70,410,649

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,107)	$(2,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of subsidiaries, net of adjustments	—	150
Depreciation and amortization	293	360
Amortization of deferred financing fees	83	83
Provision for bad debt expense	6	(30)
Share-based compensation expense	89	77
Change in assets and liabilities:
Accounts receivable	(1,697)	(672)
Inventories	201	(81)
Other assets	(38)	(229)
Accounts payable, accrued expenses and other liabilities	(431)	1,292
Net cash used in operating activities	(3,601)	(1,735)
Cash flows from investing activities:
Capital expenditures	(213)	(327)
Proceeds from the sale of Portamedic	—	743
Net cash (used in) provided by investing activities	(213)	416
Cash flows from financing activities:
Payments on capital lease obligations	—	(1)
Proceeds related to the exercise of stock options	—	17
Net cash provided by financing activities	—	16

Net decrease in cash and cash equivalents	(3,814)	(1,303)
Cash and cash equivalents at beginning of period	5,201	3,970
Cash and cash equivalents at end of period	$1,387	$2,667

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$76	$230
Supplemental disclosure of cash paid during period for:
Income taxes	$—	$—

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
March 31, 2015
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

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2014 Annual Report on Form 10-K, filed with the SEC on March 31, 2015.

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

The results of operations for the three month periods ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

On September 30, 2013, the Company completed the sale of certain assets comprising its Portamedic service line. The Portamedic service line is accounted for as a discontinued operation in this Quarterly Report on Form 10-Q (the "Report"). During 2014, the Company sold certain assets comprising the Heritage Labs and Hooper Holmes Services businesses. The operating results of these businesses are also segregated and reported as discontinued operations in this Report.

Subsequent Event

On April 17, 2015, the Company entered into and consummated an Asset Purchase Agreement (the "Purchase Agreement") among the Company and certain of its subsidiaries, Accountable Health Solutions, Inc. (the "Seller" or "AHS") and Accountable Health, Inc. ("Shareholder"). Pursuant to the Purchase Agreement, the Company has acquired the assets and certain liabilities representing the health and wellness business of the Seller for approximately $7 million, $4 million in cash and 6,500,000 shares of the Company’s common stock, $0.04 par value, subject to a working capital adjustment as described in the Purchase Agreement (the "Acquisition"). There were 5,576,087 shares of Common Stock delivered to the Shareholder at closing and 326,087 shares of Common Stock were held back for the working capital adjustment, and 597,826 shares of Common Stock were held back for indemnification purposes. During the three month period ended March 31, 2015, the Company recorded transaction costs of $0.1 million in connection with the Acquisition, which are included in selling, general and administrative expense in the consolidated statements of operations.

The Acquisition will be treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. Due to the timing of the Acquisition subsequent to the end of the first quarter of 2015, certain disclosures, including the preliminary allocation of purchase price, have been omitted from this Report because the initial accounting for the business combination is incomplete as of the filing date. The necessary disclosures will be included in the Quarterly Report on Form 10-Q for the Company’s second fiscal quarter of 2015. The operating results of the Acquisition will be combined with the operating results of the Company subsequent to the purchase date of April 17, 2015.

In connection with the Acquisition, the Company entered into and consummated a Consent and Third Amendment to Loan and Security Agreement (the "Third Amendment") to the Loan and Security Agreement (as amended, the "2013 Loan and Security Agreement") with ACF FinCo I LP ("ACF" or the "Senior Lender"), the assignee of Keltic Financial Partners II, LP ("Keltic Financial"). The 2013 Loan and Security Agreement provides a revolving credit facility which is secured and repaid as set forth therein. The Senior Lender consented to the Acquisition, the maximum borrowing capacity under the 2013 Loan and Security Agreement was reduced from $10 million to $7 million (subject to increase to up to $12 million in certain circumstances, subject to the Senior Lender’s consent, as provided in the 2013 Loan and Security Agreement) and the expiration was extended through February 28, 2019. The Third Amendment also revises the covenants with respect to the Company’s EBITDA (earnings before interest expense, income taxes, depreciation and amortization). The Company paid an amendment fee of $0.1 million in connection with the Third Amendment.

In order to fund the Acquisition, the Company entered into and consummated a Credit Agreement (the "Credit Agreement") with SWK Funding LLC as the agent ("Agent") on April 17, 2105, and the lenders (including SWK Funding LLC) party thereto from time to time (the "Lenders"). The Credit Agreement provides the Company with a $5.0 million term loan (the "Term Loan"). The proceeds of the Loan were used to pay certain fees and expenses related to the negotiation and consummation of the Purchase Agreement and the Acquisition described above and general corporate purposes. The Company paid SWK Funding LLC an origination fee of $0.1 million. The Loan is due and payable on April 17, 2018. The Credit Agreement also contains certain financial covenants, including certain minimum aggregate revenue and EBITDA requirements and requirements regarding consolidated unencumbered liquid assets.

In addition, on April 17, 2015, in connection with the execution of the Credit Agreement, the Company issued SWK Funding, LLC a warrant (the "Warrant") to purchase 8,152,174 shares of the Company’s common stock. The Warrant is exercisable after October 17, 2015, and up to and including April 17, 2022 at an exercise price of $0.46 per share. The Warrant is exercisable on a cashless basis. The exercise price of the Warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like. The Warrant grants the holder certain piggyback registration rights. Further, pursuant to the Credit Agreement, if the 2013 Loan and Security Agreement is not repaid in full and terminated, and all liens securing the 2013 Loan and Security Agreement are not released, on or prior to February 28, 2016, the Company has agreed to issue an additional warrant to SWK Funding LLC to purchase common stock valued at $1.25 million, with an exercise price of one cent over the closing price on February 28, 2016. The additional warrant will become exercisable six months after issuance, remain exercisable for 7 years and have customary anti-dilution protection similar to the Warrant.

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The Company has unamortized debt issuance costs of $0.3 million existing as of March 31, 2015 and will record additional debt issuance costs during the second quarter in connection with the Acquisition. ASU 2015-03 is effective for the Company in the first quarter of 2016, with early adoption permitted, and retrospective application required. The Company is currently evaluating the effect that ASU 2015-03 will have on the consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This new guidance is effective for the Company in the first quarter of 2017; however the FASB has proposed a one year deferral of the effective date. If this proposal is approved, early adoption would be permitted as of the original effective date. The Company is currently evaluating the effect that ASU 2014-09 will have on the consolidated financial statements and related disclosures.

Note 2: Liquidity

The Company's primary sources of liquidity are cash and cash equivalents as well as availability under the 2013 Loan and Security Agreement (refer to Note 8). At March 31, 2015, the Company had $1.4 million in cash and cash equivalents and no outstanding amounts under the 2013 Loan and Security Agreement. As discussed in Note 1, the Company entered into the Credit Agreement on April 17, 2015 for a $5.0 million term loan, which provided funding for the cash component of the Acquisition.

After the origination fee and related legal costs, the Company received approximately $0.8 million in net proceeds from the Term Loan.

The Company incurred a loss from continuing operations of $2.1 million during the three month period ended March 31, 2015. The Company’s net cash used in operating activities for the three month period ended March 31, 2015 was $3.6 million. The Company has managed its liquidity through sales of the Portamedic, Heritage Labs and Hooper Holmes Services business units, the sale of the Basking Ridge, New Jersey property, a series of cost reduction and accounts receivable collection initiatives and availability under the 2013 Loan and Security Agreement.

The Company has historically used availability under the 2013 Loan and Security Agreement to fund operations. The Company did not borrow under the 2013 Loan and Security Agreement during the three month period ended March 31, 2015. The Company experiences a timing difference between the operating expenses and cash collection of the associated revenue based on Health and Wellness customer payment terms. To conduct successful screenings the Company must expend cash to deliver equipment and supplies required for the screenings as well as pay its health professionals and site management, which is in advance of the customer invoicing process and ultimate cash receipts for services performed.

2013 Loan and Security Agreement

The Company maintains the 2013 Loan and Security Agreement (refer to Note 8). Borrowings under the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. As of March 31, 2015, the amount available for borrowing was less than the $10 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  The Company had an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables (as defined in the 2013 Loan and Security Agreement) up to $10 million under this facility. As discussed in Note 1, the maximum borrowing capacity on the 2013 Loan and Security Agreement was reduced to $7 million in connection with the Acquisition on April 17, 2015 (subject to increase up to $12 million, subject to the Senior Lender's consent, as provided in the 2013 Loan and Security Agreement). Eligible Receivables do not include certain receivables deemed ineligible by the Senior Lender. As of March 31, 2015, the Senior Lender applied a discretionary reserve of $0.5 million. Available borrowing capacity, net of this discretionary reserve, was $1.5 million based on Eligible Receivables as of March 31, 2015. As of March 31, 2015, there were no borrowings outstanding under the 2013 Loan and Security Agreement.

The 2013 Loan and Security Agreement and the Third Amendment contain various covenants, including financial covenants which require the Company to achieve a minimum EBITDA amount. The Third Amendment contains minimum EBITDA covenants of negative $3.0 million for the twelve month period ending September 30, 2015, positive $0.8 million for the twelve month period ending December 31, 2015 and positive $1.85 million for the twelve month period ending March 31, 2016.

The Company continues to have limitations on the maximum amount of capital expenditures for each fiscal year. The Company is in compliance with the covenants under the 2013 Loan and Security Agreement as of March 31, 2015.

2015 Credit Agreement

In order to fund the Acquisition, the Company entered into and consummated a Credit Agreement on April 17, 2015 with SWK Funding LLC. The Credit Agreement provides the Company with a $5.0 million Term Loan. The proceeds of the Term Loan were used to pay certain fees and expenses related to the negotiation and consummation of the Purchase Agreement and the Acquisition described in Note 1 and general corporate purposes. The Company paid SWK Funding LLC an origination fee of $0.1 million. The Term Loan is due and payable on April 17, 2018. The Company is also required to make quarterly revenue-based payments in an amount equal to eight and one-half percent (8.5%) of yearly aggregate revenue up to and including $20 million; seven percent (7%) of yearly aggregate revenue greater than $20 million up to and including $30 million; and five percent (5%) of yearly aggregate revenue greater than $30 million. The revenue-based payment will be applied to fees and interest, and any excess to the principal of the Term Loan. Revenue-based payments commence in February 2016, and the maximum aggregate revenue-based payment is capped at $600,000 per quarter.

The outstanding principal balance under the Credit Agreement will bear interest at an adjustable rate per annum equal to the LIBOR Rate (subject to a minimum amount of one percent (1.0%)) plus fourteen percent (14.0%) and will be due and payable quarterly, in arrears, commencing on August 14, 2015. Upon the earlier of (a) the maturity date of April 17, 2018 or (b) full repayment of the Term Loan, whether by acceleration or otherwise, the Company is required to pay an exit fee equal to eight percent (8%) of the aggregate principal amount of all term loans advanced under the Credit Agreement.

The Credit Agreement also contains certain financial covenants, including, certain minimum aggregate revenue and EBITDA requirements and requirements regarding consolidated unencumbered liquid assets. The Credit Agreement contains a minimum aggregate revenue covenant of $27.5 million for the twelve month period ending September 30, 2015, $34 million for the twelve month period ending December 31, 2015 and $38 million for the twelve month period ending March 31, 2016. The Credit Agreement also contains a minimum EBITDA covenant of one dollar for the twelve month period ending March 31, 2016, with subsequent quarterly measurement dates and EBITDA requirements through the term of the Credit Agreement.

The Credit Agreement contains a cross-default provision that can be triggered if the Company has more than $0.25 million in debt outstanding under the 2013 Loan and Security Agreement and the Company fails to make payments to the Senior Lender when due or if the Senior Lender is entitled to accelerate the maturity of debt in response to a default situation under the 2013 Loan and Security Agreement, which may include violation of any financial covenants.

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

The Company’s acquisition of AHS required the Company to enter into the Credit Agreement with the Lenders. In association with the Acquisition, the Company also incurred transaction expenses and legal and professional fees. As of March 31, 2015 the Company had incurred $0.1 million in legal and professional fees associated with the Acquisition. Additional fees will be incurred in the second quarter of 2015 as well.

Additionally, the Acquisition provides new product and service capabilities. Associated with these expanded capabilities are new staff, new systems and new customers. The integration of AHS may take several months and the Company will incur certain transition costs associated with integrating the two companies, which could adversely affect liquidity.

During 2014, the Company transitioned out of the life insurance industry to focus on the Health and Wellness business. As a part of the transition, the Company reduced its corporate fixed cost structure by evaluating head count, professional fees and other expenses. The Company continues to focus its attention on a long-term Health and Wellness strategy and believes it has the necessary assets to make the most of its immediate opportunities while positioning the Company for long-term growth. In order for the Company to maintain compliance with the minimum EBITDA covenants over the term of its credit facilities, it must achieve operating results which reflect continuing improvements over the first quarter 2015 results, including the successful integration of the Acquisition. While management presently expects that results of operations will be sufficient to allow the Company to comply with the covenants in its 2013 Loan and Security Agreement as well as the 2015 Credit Agreement, a departure from the financial forecasts could have an adverse impact on the Company's ability to comply with the minimum EBITDA covenants in the second half of 2015.

The Company’s ability to satisfy its liquidity needs and meet future covenants is primarily dependent on improvement of profitability. These profitability improvements primarily include the successful integration of AHS and expansion of the Company’s presence in the Health and Wellness marketplace. The Company must increase volumes in order to cover its fixed cost structure and improve gross profits. These improvements may be outside of management’s control. The integration of AHS and marketplace expansion may require additional costs to grow and operate the newly integrated entity, which the Company must recover through expanded revenues. If the Company is unable to increase volumes or control integration or operating costs, liquidity may adversely be affected.

While the Company currently does not have amounts outstanding under the 2013 Loan and Security Agreement, given the seasonal nature of the Company's operations, management expects to use the revolver at certain points in the year. In the event that the Company fails to comply with any 2013 Loan and Security Agreement covenant or any 2015 Credit Agreement covenant and if the Company is unable to negotiate a covenant waiver, the Company would be considered in default, which would enable applicable lenders to accelerate the repayment of amounts outstanding and exercise remedies with respect to collateral. If necessary, the Company’s ability to amend the 2013 Loan and Security Agreement, the 2015 Credit Agreement or otherwise obtain waivers from the applicable lenders depends on matters that are outside of management’s control and there can be no assurance that management will be successful in that regard.

Note 3:	(Loss) Earnings Per Share

Basic (loss) earnings per share equal net (loss) income divided by the weighted average common shares outstanding during the period.  Diluted (loss) earnings per share equals net (loss) income divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. The calculation of (loss) earnings per common share on a basic and diluted basis was the same for the three month periods ended March 31, 2015 and 2014 because the inclusion of dilutive common stock equivalents would have been anti-dilutive for all periods presented.

Note 4: Share-Based Compensation

Employee Share-Based Compensation Plans - On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the "2008 Plan") providing for the grant of stock options, stock appreciation rights, non-vested stock and performance shares. For the three month periods ended March 31, 2015 and 2014, the Company granted 590,000 and 162,600 options, respectively, for the purchase of shares under the 2008 Plan. As of March 31, 2015, approximately 2,991,200 shares remain available for grant under the 2008 Plan.

On May 24, 2011, the Company's shareholders approved the 2011 Omnibus Employee Incentive Plan, as subsequently amended and restated, (the "2011 Plan") providing for the grant of stock options and non-vested stock awards. There were no options for the purchase of shares granted under the 2011 Plan during the three month period ended March 31, 2015. During the three month period ended March 31, 2014, the Company granted 300,000 options to purchase shares under the 2011 Plan. As of March 31, 2015, approximately 1,225,250 shares remain available for grant under the 2011 Plan.

The fair value of the stock options granted during the three month period ended March 31, 2015 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended March 31,
2015
Expected life (years)	5.04
Expected volatility	64.1%
Expected dividend yield	—%
Risk-free interest rate	1.4%
Weighted average fair value of options granted during the period	$0.27

The following table summarizes stock option activity for the three month period ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2014	3,652,200	$0.67
Granted	590,000	0.49
Exercised	—	—
Expired	(93,250)	2.22
Forfeited	(3,000)	0.67
Outstanding balance at March 31, 2015	4,145,950	0.68	8.04	$131
Options exercisable at March 31, 2015	1,998,758	$0.82	7.18	$54

The aggregate intrinsic value disclosed in the table above represents the difference between the Company's closing stock price on the last trading day of the quarter ended March 31, 2015 and the exercise price, multiplied by the number of in-the-money stock options.
There were no option exercises during the three month period ended March 31, 2015. During the three month period ended March 31, 2014, an aggregate of 37,500 stock options valued with a weighted average exercise price of $0.45 were exercised. Options for the purchase of an aggregate of 86,658 shares of common stock vested during the three month period ended March 31, 2015, and the aggregate fair value at grant date of these options was $0.04 million. As of March 31, 2015, there was approximately $0.6 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 1.85 years.

The Company recorded $0.1 million of share-based compensation expense in selling, general and administrative expenses for each of the three month periods ended March 31, 2015 and 2014.

Note 5: Discontinued Operations

On September 30, 2013, the Company completed the sale of certain assets comprising its Portamedic service line. The Portamedic service line is accounted for as a discontinued operation in this Report. During 2014, the Company sold certain assets comprising the Heritage Labs and Hooper Holmes Services business to Clinical Reference Laboratory, Inc. ("CRL"). The assets sold to CRL qualified as assets held for sale in April 2014. The operating results of these businesses are also segregated and reported as discontinued operations in this Report.

Following the sale of the Portamedic service line, the Company reassessed its segment reporting. Beginning in the fourth quarter of 2013, the Company began reporting financial results in three segments: Health and Wellness (health risk assessments including biometric screenings), Heritage Labs (laboratory testing) and Hooper Holmes Services (health information services). Following the sale of Heritage Labs and Hooper Holmes Services in the third quarter of 2014, the Company reverted to one reporting segment, Health and Wellness. The continuing operations and the Heritage Labs, Hooper Holmes Services and Portamedic discontinued segments had customers and suppliers in common. The continuing and discontinued operations also shared certain selling, general and administrative services. As a result, the Company does not have reliable information for the historical impact of Heritage Labs and Hooper Holmes Services on our cash flows for the three month period ended March 31, 2014.

The following table summarizes the major classes of line items constituting the pretax results of operations of Heritage Labs and Hooper Holmes Services for the three month period ended March 31, 2014, which are reported as a component of discontinued operations in the consolidated statement of operations. There was no income tax recorded in discontinued operations for Heritage Labs and Hooper Holmes Services for any period presented.

Three Months Ended
(in thousands)	March 31, 2014
Revenues
Heritage Labs	$2,312
Hooper Holmes Services	$2,988
Total revenue	$5,300
Cost of Sales
Heritage Labs	$1,760
Hooper Holmes Services	$2,582
Total cost of sales	$4,342
Selling, General & Administrative Expenses
Heritage Labs	$203
Hooper Holmes Services	$468
Total selling, general & administrative expenses	$671
(Loss) income from Discontinued Operations
Heritage Labs	$349
Hooper Holmes Services	$(62)
Total income from discontinued operations	$287

Reconciliation to statement of operations:
Portamedic discontinued operations and other	$29
Gain on sale of subsidiaries, net of adjustments	$(150)
Income from discontinued operations	$166

Operating cash flow from discontinued operations during the three month period ended March 31, 2014 was $0.5 million. Changes in working capital from discontinued operations during the three month period ended March 31, 2014 was $0.1 million. The Company recorded non-cash operating charges for depreciation and bad debt expense of $0.1 million. There were no significant investing or financing activities from discontinued operations during the three month period ended March 31, 2014. The determination of operating cash flow from discontinued operations for the three month period ended March 31, 2014 includes a degree of management judgment and estimates. The Company has not allocated any general corporate overhead to discontinued operations.

Note 6: Inventories

Included in inventories at March 31, 2015 and December 31, 2014 are $0.5 million and $0.7 million, respectively, of finished goods and $0.2 million and $0.2 million, respectively, of components.

Note 7: Restructuring Charges

At March 31, 2015, there was a total of $1.0 million primarily related to restructuring charges associated with a discontinued Hooper Holmes Services facility as well as for Portamedic branch closure costs, both of which are recorded in accrued expenses in the accompanying consolidated balance sheet. Charges recorded during the three month period ended March 31, 2015 were recorded as a component of discontinued operations. The following table provides a summary of the activity in the restructure accrual for the three month period ended March 31, 2015:

	As of			As of
(In thousands)	December 31, 2014	Charges	Payments	March 31, 2015
Facility closure obligation	$1,074	$8	$(100)	$982
Total	$1,074	$8	$(100)	$982

Note 8: Long-Term Debt

The Company maintains the 2013 Loan and Security Agreement, as amended, with the Senior Lender, the assignee of Keltic Financial. Borrowings under the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. As of March 31, 2015, the amount available for borrowing was less than the $10 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  The Company had an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables up to $10 million under this facility.  As discussed in Note 1, the maximum borrowing capacity on the 2013 Loan and Security Agreement was reduced to $7 million in connection with the Acquisition on April 17, 2015 (subject to increase to up to $12 million in certain circumstances, subject to the Senior Lender’s consent, as provided in the 2013 Loan and Security Agreement). Eligible Receivables do not include certain other receivables deemed ineligible by the Senior Lender. As of March 31, 2015, the Senior Lender applied a discretionary reserve of $0.5 million. Available borrowing capacity, net of this discretionary reserve was $1.5 million based on Eligible Receivables as of March 31, 2015. As of March 31, 2015, there were no borrowings outstanding under the 2013 Loan and Security Agreement.

The 2013 Loan and Security Agreement and the Third Amendment contain various covenants, including financial covenants which require the Company to achieve a minimum EBITDA amount beginning with the twelve month period ended September 30, 2015. Refer to Note 2 regarding additional discussion of financial covenants. The Company continues to have limitations on the maximum amount of capital expenditures for each fiscal year. The Company is in compliance with the covenants under the 2013 Loan and Security Agreement as of March 31, 2015.

Interest on revolving credit loans is calculated based on the greater of (i) the annualized prime rate plus 2.75%, (ii) the 90 day LIBOR rate plus 5.25%, and (iii) 6% per annum. The interest rate on the 2013 Loan and Security Agreement was 6.00% as of March 31, 2015. The Company is obligated to pay, on a monthly basis in arrears, an annual facility fee equal to 1% of the revolving credit limit. During each of the three month periods ended March 31, 2015 and 2014, in connection with the 2013 Loan and Security Agreement, the Company incurred facility fees of $0.05 million.

The revolving credit loans were payable in full, together with all accrued interest and fees, on February 28, 2016. The maturity was extended to February 28, 2019 in connection with the Third Amendment on April 17, 2015. The 2013 Loan and Security Agreement provides for the prepayment of the entire outstanding balance of the revolving credit loans. The Company would be required to pay an early termination fee equal to 3% if the termination occurs prior to February 28, 2017, 2% if the termination occurs prior to February 28, 2018, and 1% if the termination occurs after February 28, 2018 but prior to February 28, 2019.

In order to fund the Acquisition, the Company entered into and consummated a Credit Agreement with SWK Funding LLC on April 17, 2015. The Credit Agreement provides the Company with a $5.0 million Term Loan. The proceeds of the Term Loan were used to pay certain fees and expenses related to the negotiation and consummation of the Purchase Agreement and the

Acquisition described in Note 1 and general corporate purposes. The Company paid SWK Funding LLC an origination fee of $0.1 million. The Term Loan is due and payable on April 17, 2018. The Company is also required to make quarterly revenue-based payments in an amount equal to eight and one-half percent (8.5%) of yearly aggregate revenue up to and including $20 million; seven percent (7%) of yearly aggregate revenue greater than $20 million up to and including $20 million; and five percent (5%) of yearly aggregate revenue greater than $30 million. The revenue-based payment will be applied to fees and interest, and any excess to the principal of the Term Loan. Revenue-based payments commence in February 2016, and the maximum aggregate revenue-based payment is capped at $600,000 per quarter.

The outstanding principal balance under the Credit Agreement will bear interest at an adjustable rate per annum equal to the LIBOR Rate (subject to a minimum amount of one percent (1.0%)) plus fourteen percent (14.0%) and will be due and payable quarterly, in arrears, commencing on August 14, 2015. Upon the earlier of (a) the maturity date on April 17, 2018 or (b) full repayment of the Term Loan, whether by acceleration or otherwise, the Company is required to pay an exit fee equal to eight percent (8%) of the aggregate principal amount of all term loans advanced under the Credit Agreement.

The Credit Agreement also contains certain financial covenants, including, certain minimum aggregate revenue and EBITDA requirements and requirements regarding consolidated unencumbered liquid assets. Refer to Note 2 regarding additional discussion of financial covenants.

    As security for payment and other obligations under the 2013 Loan and Security Agreement, the Senior Lender holds a security interest in all of the Company's, and its subsidiary guarantors', existing and after-acquired property, including receivables (which are subject to a lockbox account arrangement), inventory and equipment. Additionally, SWK Funding, LLC holds a security interest for final and indefeasible payment. The security interest held by SWK Funding, LLC is in substantially all of the Company's assets and the Company's subsidiaries. The aforementioned security interest is collectively referred to herein as the "collateral".

Note 9: Commitments and Contingencies

The Company leases its corporate headquarters in Olathe, Kansas, which includes the Health and Wellness operations center, under an operating lease which expires in 2018. The Company also leases copiers and other miscellaneous equipment. These leases expire at various times through 2017.

The Company is obligated under a lease related to the discontinued Hooper Holmes Services operations center through 2018 and has ceased use of this facility. The Company is still the primary lessee under operating leases for 4 Portamedic branch offices, which are subleased by the acquirer of the former Portamedic business. The acquirer is obligated to pay 100% of the rent and other executory costs for these 4 offices in the form of a contractual obligation for the remaining lease term. If the Company is unable to assign these leases to the acquirer of the former Portamedic business, the Company will let the leases expire with no intent of renewal. In addition, the Company is still the primary lessee under 5 operating leases related to former Portamedic offices not utilized for continuing operations and such related costs are recorded in the reporting for discontinued operations. The Company had recorded a facility closure obligation of $1.0 million as of March 31, 2015.

The Company has employment agreements with certain executive employees that provide for payment of base salary for a one year period in the event their employment with the Company is terminated in certain circumstances, including following a change in control, as further defined in the agreements.

In the past, some federal and state agencies have claimed that the Company improperly classified its health professionals as independent contractors for purposes of federal and state unemployment and/or worker's compensation tax laws and that the Company was therefore liable for taxes in arrears or for penalties for failure to comply with their interpretation of the laws.  There are no assurances that the Company will not be subject to similar claims in the future.

Note 10: Litigation

On May 24, 2012, a complaint was filed against the Company in the United States District Court for the District of New Jersey alleging, among other things, that the Company failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaint seeks an award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company filed an answer denying the substantive allegations therein. As of the date of this filing, the Magistrate Judge is considering the Company’s Motion to Reconsider and earlier Report and Recommendation, conditionally certifying the class of all contract examiners from August 16, 2010 to the present. On August 29, 2014, the Company submitted its objections to the Report and Recommendation of the Magistrate Judge. If the Magistrate's decision stands, notice will be sent to contractors who performed work for the Company within this time period. The claim is not covered by insurance, and the Company is incurring legal costs to defend the litigation which are recorded in continuing operations. This matter relates to the former Portamedic service line for which the Company retained liability. The Company has determined that losses related to the remaining complaint are not estimable or probable.

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

Note 11: Income Taxes

The Company recorded tax expense of less than $0.01 million for each of the three month periods ended March 31, 2015 and 2014, respectively, reflecting a state tax liability to one state. No amounts were recorded for unrecognized tax benefits or for the payment of interest and penalties during the three month periods ended March 31, 2015 and 2014. No federal or state tax benefits were recorded relating to the current year loss, as the Company continues to believe that a full valuation allowance is required on its net deferred tax assets.
The tax years 2011 through 2014 may be subject to federal examination and assessment. Tax years from 2006 through 2010 remain open solely for purposes of federal and certain state examination of net operating loss and credit carryforwards. State income tax returns may be subject to examination for tax years 2010 through 2014, depending on state tax statute of limitations.

As of December 31, 2014, the Company has U.S. federal and state net operating loss carryforwards of $159.6 million and $143.9 million, respectively. There has been no significant change in these balances as of March 31, 2015. The net operating loss carryforwards, if not utilized, will expire in the years 2015 through 2034.

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q (this "Report"), the terms "Hooper Holmes," "Company," "we," "us" and "our" refer to Hooper Holmes, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Report contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, concerning the Company’s plans, objectives, goals, strategies, future events or performances, which are not statements of historical fact and can be identified by words such as:  "expect," "continue," "should," "may," "will," "project," "anticipate," "believe," "plan," "goal," and similar references to future periods.  The forward-looking statements contained in this Report reflect our current beliefs and expectations.  Actual results or performance may differ materially from what is expressed in the forward looking statements.

Among the important factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements contained in this presentation are risks related to customer concerns about our financial health, our liquidity, declines in our business, our competition, and our ability to successfully expand our Health and Wellness business and its related impact on revenue, along with other cost reduction initiatives, our ability to realize the expected benefits from the acquisition of Accountable Health Solutions and our strategic alliance with Clinical Reference Laboratory, our ability to successfully implement our business strategy and integrate Accountable Health Solutions’ business with ours, our ability to retain and grow our customer base, our ability to recognize operational efficiencies and reduce costs, uncertainty as to our working capital requirements over the next 12 to 24 months, our ability to maintain compliance with the financial covenants contained in our credit facilities, the rate of growth in the Health and Wellness market, and such other factors as discussed in Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2014, Part II, Item 1A, Risk Factors, of this Report, and similar discussions in our other filings with the Securities and Exchange Commission ("SEC").

Investors should consider these factors before deciding to make or maintain an investment in our securities. The forward-looking statements included in this Report are based on information available to us as of the date of this Report. We expressly disclaim any intent or obligation to update or release any revisions to these forward-looking statements to reflect events or circumstances, or to reflect the occurrence of unanticipated events, after the date of this Report, except as required by law.

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

Business Outlook for 2015

With the acquisition of Accountable Health Solutions, Inc. ("AHS"), we believe there are significant growth opportunities for our Health and Wellness operations. Health and Wellness services include event scheduling, provision and fulfillment of all supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges, lab coats, bandages, etc.) at screening events, event management, biometric screenings (e.g., height, weight, body mass index, hip, waist, neck, pulse, blood pressure), blood draws via venipuncture or finger stick, procuring lab testing, participant and aggregate reporting, data processing and data transmission.

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

With the acquisition of AHS on April 17, 2015 (the "Acquisition"), we believe we have obtained capabilities that will allow us to deliver telephonic health coaching, wellness portal and data analytics and reporting services. In addition to our increased offerings, we expect we will also have the opportunity to expand our biometric screening solutions to their more than 125 clients. Refer to Note 1 for additional discussion regarding this subsequent event.

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

During 2014, we transitioned out of the life insurance industry to focus on the Health and Wellness business. As a part of the transition, we reduced our corporate fixed cost structure by evaluating head count, professional fees and other expenses. We continue to focus our attention on our long-term strategy and believe we have the necessary assets to make the most of our immediate opportunities while positioning us for long-term growth. In order for us to maintain compliance with the minimum EBITDA covenants over the term of the loan agreements, we must achieve operating results which reflect continuing improvements over the first quarter 2015 results, including the successful integration of the Acquisition. We have ongoing initiatives to increase the flexibility of our variable cost structure to improve our scalability with changes in screening volumes. We believe acquisition of AHS advances our strategy to diversify our revenue base, add scale, increase screening volumes, and more efficiently utilize our health professional network. We will also continue to evaluate strategic partnerships, ventures and opportunities that will allow us to better leverage our capabilities while maintaining a smaller corporate footprint. Additionally, we continue to work with our investment banking advisor to find strategic growth opportunities.

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

We monitor the following key metrics related to our core Health and Wellness operations:

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three month periods ended March 31, 2015 and 2014

The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2015	2014
Revenues	$5,681	$7,299
Cost of operations	4,949	5,643
Gross profit	$732	$1,656
Selling, general and administrative expense	2,747	4,457
Other, net	(83)	(45)
Income tax expense	5	5
Loss from continuing operations	$(2,103)	$(2,851)
(Loss) income from discontinued operations, net of tax	(4)	166
Net loss	$(2,107)	$(2,685)

Revenue - The table below sets forth our consolidated revenue and number of screenings for the periods indicated.

(dollars in thousands)	Three Months Ended March 31,
	2015	2014	% Change

Revenue	$5,681	$7,299	(22.2)%

Number of Screenings	108,000	125,000	(13.6)%

Consolidated revenues for the three month period ended March 31, 2015 were $5.7 million, representing a decrease of approximately 22.2% from the same period in 2014 of $7.3 million. The decrease is driven by reduced screening volume associated with a long-term clinical study contract per its planned research program and one large customer that decided not to screen in 2015. These two factors led to a reduction of $1.9 million in revenue, or approximately 31,000 screenings, for the three month period ended March 31, 2015, which was offset by revenue from new customers. For the three month period ended March 31, 2015, we performed approximately 108,000 health screenings, compared to approximately 125,000 health screenings in the prior year period, representing a decrease of approximately 17,000 screenings, or 13.6%, in the total number of screenings performed.

Consolidated revenues for the three month periods ended March 31, 2015 and 2014 also include third party kit revenue of $0.2 million for both periods.

Cost of Operations - The table below sets forth our consolidated cost of operations for the periods indicated.

(in thousands)	Three Months Ended March 31,
	2015	% of Revenue	2014	% of Revenue
Cost of Operations	$4,949	87.1%	$5,643	77.3%

Cost of operations, as a percentage of revenue, was 87.1% and 77.3% for the three month periods ended March 31, 2015 and 2014, respectively. The decrease in gross profit is primarily due to increases in event and field management labor and travel costs for field specialists and health professionals. We consider these costs effectively as investments in our operations in an effort to drive higher customer service satisfaction levels, while continuing to conduct events in all parts of the United States. We will continue to invest in improving customer service levels as appropriate and may see a continuation of reduced gross margins in periods of lower screening volume. Additionally, our cost of sales has a certain element of fixed costs that are required to maintain customer service levels and cannot easily be reduced in periods of lower screening volume.

Selling, General and Administrative Expenses

(in thousands)	Three Months Ended March 31,		Change
	2015	2014	2015 vs. 2014
Selling, general and administrative expenses	$2,747	$4,457	$(1,710)

SG&A expenses for the three month period ended March 31, 2015 decreased $1.7 million to $2.7 million compared to the prior year period, as a result of efficiencies achieved in connection with the relocation of the corporate headquarters to Olathe, Kansas. SG&A also includes $1.1 million of transition costs incurred during the three month period ended March 31, 2014 associated with maintaining the Basking Ridge, New Jersey real estate prior to its sale as well as ongoing transition of information technology infrastructure.
Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the three month period ended March 31, 2015 was $2.0 million, compared to a consolidated operating loss from continuing operations for the three month period ended March 31, 2014 of $2.8 million. The improvement is due to SG&A efficiencies achieved with the relocation of our corporate headquarters.

Discontinued Operations

Discontinued operations, net, was a loss of $0.2 million for the three month periods ended March 31, 2014. There was no significant activity in discontinued operations during the three month period ended March 31, 2015. Discontinued operations represent the net results of operations and adjustments during the periods presented for the Heritage Labs, Hooper Holmes Services and Portamedic businesses.

Net Loss

Net loss for the three month period ended March 31, 2015 was $2.1 million, or $0.03 per share on both a basic and diluted basis, as compared to a net loss of $2.7 million, or $0.04 per share on both a basic and diluted basis for the three month period ended March 31, 2014.

Liquidity and Capital Resources

Our primary sources of liquidity are our cash and cash equivalents as well as availability under our 2013 Loan and Security Agreement (as amended, the "2013 Loan and Security Agreement"). At March 31, 2015, we had $1.4 million in cash and cash equivalents and no outstanding debt.

We have historically used availability under the 2013 Loan and Security Agreement to fund operations. We did not borrow under the 2013 Loan and Security Agreement during the three month period ended March 31, 2015. We experience a timing difference between the operating expense and cash collection of the associated revenue based on Health and Wellness customer payment terms. To conduct successful screenings we must expend cash to deliver equipment and supplies required for the screenings as well as pay our health professionals and site management, which is in advance of the customer invoicing process and ultimate cash receipts for services performed.

We present our cash flows inclusive of the Portamedic, Heritage Lab and Hooper Holmes Services service lines, which is the way our cash flows have been presented historically. Given the nature of our business, we have not historically separated much of our working capital by service line and thus we are not able to reliably distinguish between continuing and discontinued operations in our consolidated statements of cash flows for the three month period ended March 31, 2014. As such, changes in accounts payable, accounts receivable, inventory and other financial line items associated with the Portamedic, Heritage Labs and Hooper Holmes Services service lines may impact future cash flow statement presentation. We provide information about the impact of Portamedic, Heritage Labs and Hooper Holmes Services on our cash flows below in the discussion of our cash flows from operating, investing and financing activities. Activities affecting our cash flows for the three month period ended March 31, 2015 include:

•	a net loss of $2.1 million offset by non-cash charges of $0.4 million in depreciation expense and amortization of deferred financing fees and $0.1 million in share-based compensation expense; and

•	an increase in accounts receivable of $1.7 million.

These uses of cash were offset by an increase in accounts payable and accrued expenses of $0.4 million.

2013 Loan and Security Agreement

We maintain the 2013 Loan and Security Agreement with ACF FinCo I LP ("ACF" or "Senior Lender"), the assignee of Keltic Financial Partners II, LP ("Keltic Financial"). Borrowings under the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. As of March 31, 2015, the amount available for borrowing was less than the $10 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  We have an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables (as defined in the 2013 Loan and Security Agreement) up to $10 million under this facility. As discussed in Note 1, the maximum borrowing capacity on the 2013 Loan and Security Agreement was reduced to $7 million in the Third Amendment to the Loan and Security Agreement (the "Third Amendment") (subject to an increase to up to $12 million in certain circumstances, subject to the Senior Lender's consent). Eligible Receivables do not include certain receivables deemed ineligible by the lender. As of March 31, 2015, the lender applied a discretionary reserve of $0.5 million. Available borrowing capacity, net of this discretionary reserve, was $1.5 million based on Eligible Receivables as of March 31, 2015. As of March 31, 2015, there were no borrowings outstanding under the 2013 Loan and Security Agreement.

The 2013 Loan and Security Agreement and the Third Amendment contain various covenants, including financial covenants which require us to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation and amortization). The Third Amendment contains minimum EBITDA covenants of negative $3.0 million for the twelve month period ending September 30, 2015, positive $0.8 million for the twelve month period ending December 31, 2015 and positive $1.85 million for the twelve month period ending March 31, 2016. We continue to have limitations on the maximum amount of capital expenditures for each fiscal year. We are in compliance with the covenants under the 2013 Loan and Security Agreement as of March 31, 2015.

2015 Credit Agreement

In order to fund the Acquisition, we entered into and consummated a Credit Agreement with SWK Funding LLC (the "Credit Agreement") on April 17, 2015. The Credit Agreement provides us with a $5.0 million Term Loan. The proceeds of the Term Loan were used to pay certain fees and expenses related to the negotiation and consummation of the Purchase Agreement and the Acquisition described in Note 1 and general corporate purposes. We paid SWK Funding LLC an origination fee of $0.1 million. The Term Loan is due and payable on April 17, 2018. We are also required to make quarterly revenue-based payments in an amount equal to eight and one-half percent (8.5%) of yearly aggregate revenue up to and including $20 million; seven percent (7%) of yearly aggregate revenue greater than $20 million up to and including $30 million; and five percent (5%) of yearly aggregate revenue greater than $30 million. The revenue-based payment will be applied to fees and interest, and any excess to the principal of the Term Loan. Revenue-based payments commence in February 2016, and the maximum aggregate revenue-based payment is capped at $600,000 per quarter.

The outstanding principal balance under the Credit Agreement will bear interest at an adjustable rate per annum equal to the LIBOR Rate (subject to a minimum amount of one percent (1.0%)) plus fourteen percent (14.0%) and will be due and payable quarterly, commencing on August 14, 2015. Upon the earlier of (a) the maturity date of April 17, 2018 or (b) full repayment of the Term Loan, whether by acceleration or otherwise, we are required to pay an exit fee equal to eight percent (8%) of the aggregate principal amount of all term loans advanced under the Credit Agreement.

The Credit Agreement also contains certain financial covenants, including, certain minimum aggregate revenue and EBITDA requirements and requirements regarding consolidated unencumbered liquid assets. The Credit Agreement also contains minimum aggregate revenue covenant of $27.5 million for the twelve month period ending September 30, 2015, $34 million for the twelve month period ending December 31, 2015 and $38 million for the twelve month period ending March 31, 2016. The Credit Agreement also contains a minimum EBITDA covenant of one dollar for the twelve month period ending March 31, 2016, with subsequent quarterly measurement dates and EBITDA requirements through the life of the Credit Agreement.

The Credit Agreement contains a cross-default provision that can be triggered if we have more than $0.25 million in debt outstanding under the 2013 Loan and Security Agreement and we fail to make payments to the Senior Lender when due or if the Senior Lender is entitled to accelerate the maturity of debt in response to a default situation under the 2013 Loan and Security Agreement, which may include violation of any financial covenants.

Liquidity Considerations

The Health and Wellness business principally sells through wellness, disease management, benefit brokers and insurance companies (referred to as channel partners) who ultimately have the relationship with the end customer. The current services are often aggregated with other offerings from its channel partners to provide a total solution to the end-user. As such, our success is largely dependent on that of our partners.

The Acquisition of AHS required us to enter into the Credit Agreement with the Lenders. In association with the Acquisition, we also incurred transaction expenses and legal and professional fees. As of March 31, 2015, we have incurred $0.1 million in legal and professional fees associated with the Acquisition. Additional fees will be incurred in the second quarter of 2015 as well.

Additionally, the Acquisition provides new product and service capabilities. Associated with these expanded capabilities are new staff, new systems and new customers. The integration of AHS may take several months and we will incur certain transition costs associated with integrating the two companies, which could adversely affect liquidity.

During 2014, we transitioned out of the life insurance industry to focus on the Health and Wellness business. As a part of the transition, we reduced our corporate fixed cost structure by evaluating head count, professional fees and other expenses. We continue to focus our attention on a long-term Health and Wellness strategy and believe we have the necessary assets to make the most of our immediate opportunities while positioning for long-term growth. In order for us to maintain compliance with the minimum EBITDA covenants over the term of our credit facilities, we must achieve operating results which reflect continuing improvements over the first quarter 2015 results, including the successful integration of the Acquisition. While management presently expects that results of operations will be sufficient to allow us to comply with the covenants in the 2013 Loan and Security Agreement as well as the 2015 Credit Agreement, a departure from the financial forecasts could have an adverse impact on the our ability to comply with the minimum EBITDA covenants in the second half of 2015.

Our ability to satisfy our liquidity needs and meet future covenants is primarily dependent on improvement of profitability. These profitability improvements primarily include the successful integration of AHS and expansion of our presence in the Health and Wellness marketplace. We must increase volumes in order to cover our fixed cost structure and improve gross profits. These improvements may be outside of management’s control. The integration of AHS and marketplace expansion may require additional costs to grow and operate the newly integrated entity, which we must recover through expanded revenues. If we are unable to increase volumes or control integration or operating costs, liquidity may adversely be affected.

While we currently do not have amounts outstanding under the 2013 Loan and Security Agreement, given the seasonal nature of our operations, management expects to use the revolver at certain points in the year. In the event that we fail to comply with any 2013 Loan and Security Agreement covenant or any 2015 Credit Agreement covenant and if we are unable to negotiate a covenant waiver, we would be considered in default, which would enable applicable lenders to accelerate the repayment of amounts outstanding and exercise remedies with respect to collateral. If necessary, our ability to amend the 2013 Loan and Security Agreement, the 2015 Credit Agreement or otherwise obtain waivers from the applicable lenders depends on matters that are outside of management’s control and there can be no assurance that management will be successful in that regard.

Cash Flows from Operating, Investing and Financing Activities

We discuss below the cash flows from operating, investing and financing activities for the three month periods ended March 31, 2015 and 2014, inclusive of discontinued operations. Future cash flows from operating, investing and financing activities may change as a result of our relocation to Kansas and related restructuring activities. Since we historically have not tracked accounts receivable, accounts payable and other accounts by service line, our continuing operations and the Portamedic, Heritage Labs and Hooper Holmes Services service lines had customers and suppliers in common, and our continuing and discontinued operations shared certain selling, general and administrative services, we do not have reliable information for the historical impact of Portamedic, Heritage Labs and Hooper Holmes Services on our cash flows.

We believe that without the discontinued Portamedic, Heritage Labs and Hooper Holmes Services operations, the addition of the product and service offerings acquired in the Acquisition of AHS and reductions made to selling, general and administrative costs, cash flow from operation will improve. We have reduced our corporate fixed cost structure and plan to continue to evaluate professional fees and other expenses in 2015. We have ongoing initiatives to increase the flexibility of our variable cost structure to improve our scalability with changes in screening volumes. We will also continue to evaluate strategic partnerships, ventures and opportunities that will allow us to better leverage our capabilities while maintaining a smaller corporate footprint.

Cash Flows from Operating Activities

For the three month period ended March 31, 2015, net cash used in operating activities was $3.6 million, compared to $1.7 million in the prior year period.

The net cash used in operating activities for the three month period ended March 31, 2015 reflects a net loss of $2.1 million, which was offset by non-cash charges of $0.4 million in depreciation expense and amortization of deferred financing fees and $0.1 million in share-based compensation expense. Changes in working capital included an increase in accounts receivable of $1.7 million, which were offset by an increase in accounts payable and accrued expenses of $0.4 million.

Our consolidated days sales outstanding ("DSO"), measured on a rolling 90-day basis, was 70.9 days at March 31, 2015, compared to 35.9 days at December 31, 2014 and 68.6 days at March 31, 2014 with the change from year end due to timing of large customer receipts. We experience a timing difference between the operating expense and cash collection of the associated revenue based on Health and Wellness customer payment terms. Historically, our accounts receivable balances and our DSO are near their highest point in September and their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out.

Cash Flows provided by Investing Activities

We used $0.2 million and $0.3 million, respectively, for the three month periods ended March 31, 2015 and 2014 for capital expenditures. For the three month period ended March 31, 2014, we also received $0.7 million for payment of the Holdback Amount from the sale of Portamedic.

Cash Flows provided by Financing Activities

There were no significant financing activities during the three month periods ended March 31, 2015 and 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchases

We did not purchase any shares of our common stock during the three month periods ended March 31, 2015 and 2014.

Dividends

No dividends were paid during the three month periods ended March 31, 2015 and 2014. We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2013 Loan and Security Agreement and our Credit Agreement, each as described in Note 8 to the unaudited interim consolidated financial statements.

Contractual Obligations

The following table sets forth our schedule of contractual obligations at March 31, 2015, including future minimum lease payments under non-cancelable operating leases and employment contract payments.

(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$5,137	$1,198	$3,939	$—	$—
Employment Contracts	815	815	—	—	—
Total	$5,952	$2,013	$3,939	$—	$—

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

There were no changes to our critical accounting policies during the three month period ended March 31, 2015. Such policies are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 8 to the unaudited interim consolidated financial statements and Item 2 of Part I included in this Report. Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations. Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings. As of March 31, 2015, there were no borrowings outstanding.

As of March 31, 2015, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in Note 1, the Company entered into and consummated the Acquisition of Accountable Health Solutions, Inc. on April 17, 2015. The Company is assessing the full financial reporting impact of this transaction.

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

Readers should carefully consider, in connection with the other information in this Report, the risk factors disclosed in Part I, Item 1A. "Risk Factors" in our 2014 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our 2014 Annual Report on Form 10-K, except as noted below.

We incurred additional indebtedness in connection with our acquisition of Accountable Health Solutions, Inc. ("AHS"), and such increased indebtedness could adversely affect our business, cash flows and results of operations and could result in additional dilution to our stockholders.
We entered into and consummated the Credit Agreement and used the proceeds of the $5.0 million Term Loan to partially fund the purchase of AHS and pay certain fees and expenses related to the Acquisition. As a result, we have indebtedness that is substantially greater than our indebtedness prior to the Acquisition of AHS. This higher level of indebtedness may:

•
require us to dedicate a greater percentage of our cash flow from operations to payments on our debt, thereby reducing the availability of cash flow to fund capital expenditures, pursue other investments, and use for general corporate purposes;

•
increase our vulnerability to adverse economic and industry conditions, including increases in interest rates on our borrowings that bear interest at variable rates or when such indebtedness is being refinanced;

•	limit our ability to obtain additional financing; and

•
limit our flexibility in planning for, or reacting to, changes in or challenges related to our business and industry, creating competitive disadvantages compared to other competitors with lower debt levels and borrowing costs.

We cannot assure you that cash flows from operations, combined with any additional borrowings available to us, will be obtainable in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs. The Credit Agreement, along with our 2013 Loan and Security Agreement, contain numerous covenants, including financial covenants. If we are unable to remain in compliance with these covenants, the lenders would have the ability to accelerate all outstanding debt which would have a material adverse impact on our business. In addition, if we do not repay all outstanding amounts under our 2013 Loan and Security Agreement and terminate that agreement on or before February 28, 2016, we are required to issue SWK Funding LLC an additional warrant for our common stock valued at $1.25 million with an exercise price of one cent over the closing price of our common stock on February 28, 2016. The issuance of such additional warrant would cause additional dilution to our stockholders and may adversely impact our stock price.
We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we are unable to refinance our indebtedness, we may default under the terms of our indebtedness, which could lead to an acceleration of the debt.

We may be unable to successfully integrate AHS into our operations, which could adversely affect our business, financial condition and results of operations.
     On April 17, 2015, we completed the Acquisition of AHS. The integration process is subject to a number of uncertainties and no assurance can be given that the anticipated benefits of any acquisition will be realized, or if realized, the timing of realization. The cost of integrating acquired businesses, or our failure to integrate them successfully into our existing businesses, could result in the incurrence of unanticipated expenses and losses. Some risks associated with integrating acquired businesses include:

•	diversion of management attention from operations;

•	ability to retain the clients of the acquired business;

•	the lingering effects of poor client relations or service performance by the acquired business, which also may taint our existing businesses;

•	the inability to retain the desirable management, key personnel and other employees of the acquired business;

•	ability to fully realize the desired synergies, efficiencies and economies of scale;

•	ability to establish, implement or police our existing standards, controls, procedures and policies on the acquired business;

•	exposure to client, employee and other legal claims for activities of the acquired business prior to acquisition;

•	difficulty in managing geographically separated organizations, systems and facilities;

•	accounting, regulatory or compliance issues that could arise, including internal control over financial reporting; and

•	unforeseen obstacles and costs in the integration process.

In addition, any acquired business could perform significantly worse than expected. Any difficulties encountered in integrating AHS could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales or repurchases of equity securities during the fiscal quarter ended March 31, 2015.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Mine Safety Disclosure

Not applicable.

ITEM 5	Other Information

On January 21, 2015, the Company granted options to purchase 150,000 shares of the Company's common stock under the 2008 Omnibus Employee Incentive Plan (the "2008 Plan") for performance in 2014 to Henry E. Dubois, the Chief Executive Officer and President. The options have an exercise price of $0.49 and will vest with respect to 33% of the shares on the first and second anniversaries of the grant date, and the remainder on the third anniversary of the grant date. The options expire on January 21, 2025.

On January 21, 2015, the Company granted options to purchase 90,000 shares of the Company's common stock under the 2008 Plan for performance in 2014 to Tom Collins, the Senior Vice President and Chief Financial Officer. The options have an exercise price of $0.49 and will vest with respect to 33% of the shares on the first and second anniversaries of the grant date, and the remainder on the third anniversary of the grant date. The options expire on January 21, 2025.

ITEM 6	Exhibits

Exhibit No.	Description of Exhibit

2.1
Asset Purchase Agreement, dated April 17, 2015, by and among Hooper Holmes, Inc., Jefferson Acquisition, LLC, Hooper Wellness, LLC, Accountable Health Solutions, Inc., and Accountable Health, Inc. (The exhibits and schedules to the Asset Purchase Agreement have been omitted. The Company will furnish such exhibits and schedules to the SEC upon request.) (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 001-09972, filed on April 21, 2015).

4.1
Warrant, dated April 17, 2015, issued by Hooper Holmes, Inc. to SWK Funding LLC (Incorporated by reference to Exhibit 10.2(d) to the Company’s Current Report on Form 8-K, File No. 001-09972, filed on April 21, 2015).

10.1(a)
Consent and Third Amendment to Loan and Security Agreement, dated April 17, 2015, between ACF FinCo I LP, as assignee of Keltic Financial Partners II, LP, and Hooper Holmes, Inc. (Incorporated by reference to Exhibit 10.1(a) to the Company’s Current Report on Form 8-K, File No. 001-09972, filed on April 21, 2015).

10.1(b)
General Security Agreement executed by Jefferson Acquisition, LLC, Hooper Wellness, LLC, Hooper Distribution Services, LLC, Hooper Information Services, Inc., Hooper Kit Services LLC, Mid-America Agency Services, Inc., and TEG Enterprises, Inc., in favor of ACF FinCo I LP. (Incorporated by Reference to Exhibit 10.1(b) to the Company’s Current Report on Form 8-K, File No. 001-09972, filed on April 21, 2015).

10.1(c)
Joinder Agreement by Jefferson Acquisition, LLC, Hooper Wellness, LLC and ACF FinCo I LP, as assignee of Keltic Financial Partners II, LP. (Incorporated by Reference to Exhibit 10.1(c) to the Company’s Current Report on Form 8-K, File No. 001-09972, filed on April 21, 2015).

10.1(d)
Joinder Agreement and First Amendment to Pledge Agreement by and between Hooper Holmes, Inc., Hooper Wellness, LLC. and ACF FinCo I LP., as assignee of Keltic Financial Partners II, LP (Incorporated by Reference to Exhibit 10.1(d) to the Company’s Current Report on Form 8-K, File No. 001-09972, filed on April 21, 2015).

10.2(a)
Credit Agreement, dated April 17, 2015, by and between Hooper Holmes, Inc., SWK Funding LLC and the Lenders party thereto from time to time (Incorporated by Reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K, File No. 001-09972, filed on April 21, 2015).

10.2(b)
Guarantee and Collateral Agreement, dated April 17, 2015, among SWK Funding LLC, Hooper Holmes, Inc. and its subsidiaries (Incorporated by Reference to Exhibit 10.2(b) to the Company’s Current Report on Form 8-K, File No. 001-09972, filed on April 21, 2015).

10.2(c)
Intercreditor Agreement, dated April 17, 2015 by SWK Funding, LLC and the Lenders party to the Credit Agreement in favor of ACF FinCo I LP, as assignee of Keltic Financial Partners II, LP. (Incorporated by Reference to Exhibit 10.2(c) to the Company’s Current Report on Form 8-K, File No. 001-09972, filed on April 21, 2015).

10.2(d)
Warrant, dated April 17, 2015, issued by Hooper Holmes, Inc. to SWK Funding LLC (Incorporated by Reference to Exhibit 10.2(d) to the Company’s Current Report on Form 8-K, File No. 001-09972, filed on April 21, 2015).

10.3
Settlement Agreement, dated January 28, 2015, by and among the Company, Farmers New World Life Insurance Company and Portamedic, Inc. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, File No. 001-09972, filed on March 31, 2015).

10.4	Form of Option Award Agreement under the 2008 Omnibus Employee Incentive Plan*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Label Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hooper Holmes, Inc.

Dated: May 14, 2015

By: /s/ Henry E. Dubois
Henry E. Dubois
Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Tom Collins
Tom Collins
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)