Form 10-Q
period 2015-06-30
HOOPER HOLMES INC
filed 2015-08-14
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of the Registrant's common stock as of July 31, 2015 was:
Common Stock, $.04 par value - 77,499,937 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES

PART I - Financial Information

Item 1. Financial Statements (unaudited)

Hooper Holmes, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,242	$5,201
Accounts receivable, net of allowance for doubtful accounts of $86 and $87 at June 30, 2015 and December 31, 2014, respectively	5,698	3,178
Inventories	771	897
Other current assets	212	202
Total current assets	7,923	9,478

Property, plant and equipment	8,045	7,415
Less: Accumulated depreciation and amortization	4,973	4,361
Property, plant and equipment, net	3,072	3,054

Intangible assets	5,818	—
Goodwill	766	—
Other assets	721	607
Total assets	$18,300	$13,139

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,679	$2,508
Accrued expenses	5,804	4,083
Short-term debt	2,049	—
Total current liabilities	10,532	6,591
Long-term debt, net of discount	480	—
Other long-term liabilities	1,914	1,191
Commitments and contingencies (Note 10)	—	—

Stockholders' equity:
Common stock, par value $.04 per share; Authorized: 240,000,000 shares; Issued: 77,467,665 shares at June 30, 2015 and 70,875,998 shares at December 31, 2014; Outstanding: 77,458,270 shares at June 30, 2015 and 70,866,603 shares at December 31, 2014.	3,099	2,835
Additional paid-in capital	155,969	150,747
Accumulated deficit	(153,623)	(148,154)
	5,445	5,428
Less: Treasury stock, at cost; 9,395 shares at June 30, 2015 and December 31, 2014	(71)	(71)
Total stockholders' equity	5,374	5,357
Total liabilities and stockholders' equity	$18,300	$13,139

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$7,662	$6,679	$13,343	$13,977
Cost of operations	5,969	4,529	10,918	10,171
Gross profit	1,693	2,150	2,425	3,806
Selling, general and administrative expenses	3,811	4,038	6,471	8,499
Transaction costs	593	—	679	—
Operating loss from continuing operations	(2,711)	(1,888)	(4,725)	(4,693)
Interest expense, net	(626)	(50)	(709)	(95)
Loss from continuing operations before taxes	(3,337)	(1,938)	(5,434)	(4,788)
Income tax expense	5	5	10	10
Loss from continuing operations	(3,342)	(1,943)	(5,444)	(4,798)

Discontinued operations:
Loss on sale of subsidiaries, net of adjustments	—	—	—	(150)
Income (loss) from discontinued operations, net of tax	(21)	(870)	(25)	(550)
Income (loss) from discontinued operations	(21)	(870)	(25)	(700)
Net loss	$(3,363)	$(2,813)	$(5,469)	$(5,498)
Basic and diluted loss per share:
Continuing operations
Basic	$(0.04)	$(0.03)	$(0.07)	$(0.07)
Diluted	$(0.04)	$(0.03)	$(0.07)	$(0.07)
Discontinued operations
Basic	$—	$(0.01)	$—	$(0.01)
Diluted	$—	$(0.01)	$—	$(0.01)
Net loss
Basic	$(0.04)	$(0.04)	$(0.07)	$(0.08)
Diluted	$(0.04)	$(0.04)	$(0.07)	$(0.08)

Weighted average number of shares - Basic	77,441,786	70,586,942	74,172,358	70,499,282
Weighted average number of shares - Diluted	77,441,786	70,586,942	74,172,358	70,499,282

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,469)	$(5,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustment to gain on sale of Portamedic	—	150
Depreciation and amortization	873	652
Amortization of debt discount	244	—
Amortization of deferred financing fees	280	177
Provision for bad debt expense	26	62
Share-based compensation expense	193	373
Loss on disposal of fixed assets and other	—	35
Change in assets and liabilities:
Accounts receivable	(1,667)	1,819
Inventories	247	22
Other assets	(340)	47
Accounts payable, accrued expenses and other liabilities	514	982
Net cash used in operating activities	(5,099)	(1,179)
Cash flows from investing activities:
Capital expenditures	(355)	(423)
Acquisition of Accountable Health Solutions	(4,000)	—
Proceeds from the sale of Portamedic	—	743
Net cash (used in) provided by investing activities	(4,355)	320
Cash flows from financing activities:
Borrowings under credit facility	1,000	—
Payments under credit facility	(151)	—
Proceeds from issuance of Term Loan	5,000	—
Payments on capital lease obligations	—	(2)
Proceeds related to the exercise of stock options	23	28
Debt financing fees	(377)	—
Net cash provided by financing activities	5,495	26

Net decrease in cash and cash equivalents	(3,959)	(833)
Cash and cash equivalents at beginning of period	5,201	3,970
Cash and cash equivalents at end of period	$1,242	$3,137

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$76	$67
Debt financing fees vouchered but not paid	500	—
Supplemental disclosure of non-cash financing activities:
Issuance of common stock in connection with the Acquisition	3,000	—
Supplemental disclosure of cash paid during period for:
Income taxes	$—	$—

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
June 30, 2015
(unaudited)

Note 1: Basis of Presentation

Hooper Holmes, Inc. ("Hooper Holmes" or the "Company") provides on-site health screenings, laboratory testing, risk assessment and sample collection services to individuals as part of comprehensive health and wellness programs offered through corporate and government employers. The Company has expanded its capabilities with the acquisition of Accountable Health Services, Inc. allowing it to also deliver telephonic health coaching, wellness portals, and data analytics and reporting services. Hooper Holmes is engaged by the organizations sponsoring such programs, including health and care management companies, broker and wellness companies, disease management organizations, reward administrators, third party administrators, clinical research organizations and health plans.  Hooper Holmes provides these services through a national network of health professionals.

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

The results of operations for the three and six month periods ended June 30, 2015 and 2014 are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

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

Acquisition of Accountable Health Solutions, Inc.

On April 17, 2015, the Company entered into and consummated an Asset Purchase Agreement (the "Purchase Agreement") among the Company and certain of its subsidiaries, Accountable Health Solutions, Inc. (the "Seller" or "AHS") and Accountable Health, Inc. ("Shareholder"). Pursuant to the Purchase Agreement, the Company has acquired the assets and certain liabilities representing the health and wellness business of the Seller for approximately $7.0 million - $4.0 million in cash and 6,500,000 shares of the Company’s common stock, $0.04 par value, with a value of $3.0 million, subject to a working capital adjustment as described in the Purchase Agreement (the "Acquisition"). Refer to Note 3 for additional discussion regarding the Acquisition.

In connection with the Acquisition, the Company entered into and consummated a Consent and Third Amendment to the Loan and Security Agreement (the "Third Amendment") to the Loan and Security Agreement (as amended, the "2013 Loan and Security Agreement") with ACF FinCo I LP ("ACF" or the "Senior Lender"), the assignee of Keltic Financial Partners II, LP ("Keltic Financial"). The 2013 Loan and Security Agreement provides a revolving credit facility which is secured and repaid as set forth therein. The Senior Lender consented to the Acquisition, the maximum borrowing capacity under the 2013 Loan and Security Agreement was reduced from $10 million to $7 million (subject to increase to up to $12 million in certain circumstances, subject to the Senior Lender’s consent, as provided in the 2013 Loan and Security Agreement) and the expiration was extended through February 28, 2019. The Third Amendment also revises the covenants with respect to the Company’s EBITDA. The Company paid an amendment fee of $0.1 million in connection with the Third Amendment.

In order to fund the Acquisition, the Company entered into and consummated a Credit Agreement (the "Credit Agreement") with SWK Funding LLC as the agent ("Agent") on April 17, 2015, and the lenders (including SWK Funding LLC) party thereto from time to time (the "Lenders"). The Credit Agreement provides the Company with a $5.0 million term loan (the "Term Loan") (refer to Note 3 and Note 9).

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The Company has unamortized debt issuance costs of $0.6 million existing as of June 30, 2015. ASU 2015-03 is effective for the Company in the first quarter of 2016, with early adoption permitted, and retrospective application required. The Company is currently evaluating the effect that ASU 2015-03 will have on the consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This new guidance is effective for the Company in the first quarter of 2018, with early adoption permitted as of the original effective date or first quarter of 2017. The Company is currently evaluating the effect that ASU 2014-09 will have on the consolidated financial statements and related disclosures.

Note 2: Liquidity

The Company's primary sources of liquidity are cash and cash equivalents as well as availability under the 2013 Loan and Security Agreement (refer to Note 9). At June 30, 2015, the Company had $1.2 million in cash and cash equivalents and had $0.8 million outstanding under the 2013 Loan and Security Agreement. As discussed in Note 3, the Company entered into the Credit Agreement on April 17, 2015, for a $5.0 million term loan, which provided funding for the cash component of the Acquisition. After the $4.0 million payment for the Acquisition, the origination fee and related legal costs, the Company received approximately $0.8 million in net proceeds from the Term Loan.

The Company incurred a loss from continuing operations of $3.3 million and $5.4 million, respectively, during the three and six month periods ended June 30, 2015. The Company’s net cash used in operating activities for the six month period ended June 30, 2015, was $5.1 million. The Company has managed its liquidity through the addition of the Term Loan and the availability under the 2013 Loan and Security Agreement and a series of cost reduction and accounts receivable collection initiatives.

The Company has historically used availability under the 2013 Loan and Security Agreement to fund operations. The Company experiences a timing difference between the operating expenses and cash collection of the associated revenue based on Health and Wellness customer payment terms. To conduct successful screenings, the Company must expend cash to deliver equipment and supplies required for the screenings as well as pay its health professionals and site management, which is in advance of the customer invoicing process and ultimate cash receipts for services performed.

2013 Loan and Security Agreement

The Company maintains the 2013 Loan and Security Agreement (refer to Note 9). Borrowings under the 2013 Loan and Security Agreement are used for working capital purposes and capital expenditures. The amount available for borrowing is less than the $7 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  The Company had an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables (as defined in the 2013 Loan and Security Agreement) up to $7 million under this facility. Eligible Receivables do not include certain receivables deemed ineligible by the Senior Lender. As of June 30, 2015, receivables related to the acquired AHS operations were not part of the Eligible Receivables. On August 10, 2015, the Company amended the 2013 Loan and Security Agreement to add the AHS receivables to the borrowing base. AHS receivables were $0.9 million as of June 30, 2015. As of June 30, 2015, the Senior Lender applied a discretionary reserve of $0.5 million. Available borrowing capacity, net of this discretionary reserve and current amounts outstanding, was $0.6 million as of July 28, 2015. As of June 30, 2015, the Company had $0.8 million borrowings outstanding under the 2013 Loan and Security Agreement.

The 2013 Loan and Security Agreement and the Third Amendment contain various covenants, including financial covenants which require the Company to achieve a minimum EBITDA (earnings before interest expense, income taxes, depreciation and amortization) amount. The Third Amendment contains minimum EBITDA covenants of negative $3.0 million for the twelve month period ending September 30, 2015; positive $0.8 million for the twelve month period ending December 31, 2015; positive $1.85 million for the twelve month period ending March 31, 2016; and positive $2.7 million for the twelve month period ending June 30, 2016.

The Company continues to have limitations on the maximum amount of capital expenditures for each fiscal year. The Company is in compliance with the covenants under the 2013 Loan and Security Agreement as of June 30, 2015.

2015 Credit Agreement

In order to fund the Acquisition, the Company entered into and consummated a Credit Agreement on April 17, 2015, with SWK Funding LLC. The Credit Agreement provides the Company with a $5.0 million Term Loan. The proceeds of the Term Loan were used to pay certain fees and expenses related to the negotiation and consummation of the Purchase Agreement for the Acquisition described in Note 3 and general corporate purposes. The Term Loan is due and payable on April 17, 2018. The Company is also required to make quarterly revenue-based payments in an amount equal to eight and one-half percent (8.5%) of yearly aggregate revenue up to and including $20 million, seven percent (7%) of yearly aggregate revenue greater than $20 million up to and including $30 million, and five percent (5%) of yearly aggregate revenue greater than $30 million. The revenue-based payment will be applied to fees and interest and any excess to the principal of the Term Loan. Revenue-based payments commence in February 2016, and the maximum aggregate revenue-based principal payment is capped at $600,000 per quarter.

The outstanding principal balance under the Credit Agreement will bear interest at an adjustable rate per annum equal to the LIBOR Rate (subject to a minimum amount of one percent (1.0%)) plus fourteen percent (14.0%) and will be due and payable quarterly, commencing on August 14, 2015. Upon the earlier of (a) the maturity date of April 17, 2018, or (b) full repayment of the Term Loan, whether by acceleration or otherwise, the Company is required to pay an exit fee equal to eight percent (8%) of the aggregate principal amount of all term loans advanced under the Credit Agreement. The Company is recognizing the exit fee over the term of the Term Loan through an accretion accrual to interest expense.

The Credit Agreement also contains certain financial covenants including certain minimum aggregate revenue and EBITDA requirements and requirements regarding consolidated unencumbered liquid assets. The Credit Agreement contains a minimum aggregate revenue covenant of $27.5 million for the twelve month period ending September 30, 2015, $34 million for the twelve month period ending December 31, 2015, $38 million for the twelve month period ending March 31, 2016 and $40 million for the twelve month period ending June 30, 2016. The Credit Agreement also contains a minimum EBITDA covenant of one dollar for the twelve month period ending March 31, 2016, and $1.0 million for the twelve month period ending June 30, 2016, with subsequent quarterly measurement dates and EBITDA requirements through the term of the Credit Agreement.

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

Other Considerations

The Company's Health and Wellness business sells through wellness, disease management, benefit brokers and insurance companies (referred to as channel partners) who ultimately have the relationship with the end customer. The Company's current services are often aggregated with other offerings from its channel partners to provide a total solution to the end-user. As such, the Company's success is largely dependent on that of its partners.

The Company’s acquisition of AHS required the Company to enter into the Credit Agreement with the Lenders. In association with the Acquisition, the Company also incurred transaction expenses and legal and professional fees. During the six month period ended June 30, 2015, the Company incurred $0.7 million in legal and professional fees associated with the Acquisition recorded in the consolidated statement of operations.

Additionally, the Acquisition provides new product and service capabilities. Associated with these expanded capabilities are new staff, new systems and new customers. During each of the three and six month periods ended June 30, 2015, the Company incurred $0.3 million of costs in connection with integrating the Acquisition, which are recorded in selling, general and administrative expenses. Costs incurred during the second quarter of 2015 primarily relate to transition services purchased from the Seller and the ongoing transition of information technology infrastructure. The integration of AHS will continue into the second half of 2015, and the Company will continue to incur certain transition costs associated with integrating the two companies, which could adversely affect liquidity.

During 2014, the Company transitioned out of the life insurance industry to focus on the Health and Wellness business. As a part of the transition, the Company reduced its corporate fixed cost structure by evaluating head count, professional fees and other expenses. The Company continues to focus its attention on a long-term Health and Wellness strategy and believes it has the necessary assets to make the most of its immediate opportunities, while positioning the Company for long-term growth. In order for the Company to maintain compliance with the minimum EBITDA covenants over the term of its credit facilities, it must achieve operating results which reflect significant improvements over the first and second quarter 2015 results, including the successful integration of the Acquisition.

The Company’s ability to satisfy its liquidity needs and meet future covenants is dependent on growing revenues and significantly improving profitability. These profitability improvements primarily include the successful integration of AHS and expansion of the Company’s presence in the Health and Wellness marketplace. The Company must increase biometric screening volumes in order to cover its fixed cost structure and improve gross profits. These improvements may be outside of management’s control. The integration of AHS and marketplace expansion may require additional costs to grow and operate the newly integrated entity, which the Company must recover through expanded revenues. If the Company is unable to increase volumes or control integration or operating costs, liquidity may adversely be affected.

The Company had $0.8 million borrowings outstanding under the 2013 Loan and Security Agreement as of June 30, 2015. Given the seasonal nature of the Company's operations, which are largely dependent on second half volumes, management expects to continue using the revolver in 2015.

Given the Company’s performance in the first half of 2015, the Company may report EBITDA for the twelve-month period ended September 30, 2015 that is below the current covenant outlined in the 2013 Loan and Security Agreement.   If that were to happen, the Company would not comply with the EBITDA covenants as currently outlined and would then be required to seek a waiver for the covenant or find new or additional sources of financing. Obtaining a waiver and finding additional lenders depends on matters that are outside of management’s control and there can be no assurance that management will be successful in that regard. In the event that the Company fails to comply with any 2013 Loan and Security Agreement covenant or any 2015 Credit Agreement covenant and if the Company is unable to negotiate a covenant waiver or find new or additional lenders, the Company would be considered in default, which would then enable applicable lenders to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on the Company’s business.

Note 3: Acquisition

The Company entered into and consummated the Purchase Agreement on April 17, 2015 among the Company and certain of its subsidiaries, Accountable Health Solutions, Inc. (the "Seller" or "AHS") and Accountable Health, Inc. ("Shareholder"). Pursuant to the Purchase Agreement, the Company has acquired the assets and certain liabilities representing the health and wellness business of the Seller for approximately $7.0 million - $4.0 million in cash and up to 6,500,000 shares of the Company’s common stock, $0.04 par value, with a value of $3.0 million, subject to a working capital adjustment as described in the Purchase Agreement (the "Acquisition"). At the closing of the Purchase Agreement, the Company issued and delivered 5,576,087 shares of Common Stock to the Shareholder at closing and issued and held back 326,087 shares of Common Stock for the working capital adjustment, and 597,826 shares of Common Stock for indemnification purposes. No additional shares will be issued under the terms of the Purchase Agreement. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, which provides an exemption for private offerings of securities. During the six month period ended June 30, 2015, the Company recorded transaction costs of $0.7 million in connection with the Acquisition in the consolidated statement of operations.

The acquisition provides significant growth opportunities for the Health and Wellness operations. It has expanded the Company's capabilities allowing us to deliver telephonic health coaching, wellness portals, and data analytics and reporting services. These factors, combined with the synergies and economies of scale expected from combining the operations of the two companies, are the basis for acquisition and comprise the resulting goodwill recorded.

In order to fund the Acquisition, the Company entered into and consummated a Credit Agreement (the "Credit Agreement") with SWK Funding LLC as the agent ("Agent") on April 17, 2015, and the lenders (including SWK Funding LLC) party thereto from time to time (the "Lenders"). The Credit Agreement provides the Company with a $5.0 million term loan (the "Term Loan"). The proceeds of the Loan were used to pay certain fees and expenses related to the negotiation and consummation of the Purchase Agreement and the Acquisition described above and general corporate purposes. The Company paid SWK Funding LLC an origination fee of $0.1 million. The Loan is due and payable on April 17, 2018. The Credit Agreement also contains certain financial covenants, including certain minimum aggregate revenue and EBITDA requirements and requirements regarding consolidated unencumbered liquid assets.

In addition, on April 17, 2015, in connection with the execution of the Credit Agreement, the Company issued SWK Funding, LLC a warrant (the "Warrant") to purchase 8,152,174 shares of the Company’s common stock. The Warrant is exercisable after October 17, 2015, and up to and including April 17, 2022, at an exercise price of $0.46 per share. The Warrant is exercisable on a cashless basis. The exercise price of the Warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like. The Warrant grants the holder certain piggyback registration rights. The Warrant was considered equity classified, and as such, the Company allocated the proceeds from the Term Loan to the Warrant using the Relative Fair Value Method. The fair value of the Warrant of $2.7 million was recorded as debt discount, which is being recognized as interest expense over the term of the Credit Agreement. The Company valued the Warrant using the Black-Scholes pricing model using volatility of 85.0%, a risk-free rate of 1.4%, dividend rate of zero and term of 7 years, which is consistent with the exercise period of the Warrant and is a Level 3 valuation technique.

Further, pursuant to the Credit Agreement, if the 2013 Loan and Security Agreement is not repaid in full and terminated, and all liens securing the 2013 Loan and Security Agreement are not released, on or prior to February 28, 2016, the Company has agreed to issue an additional warrant to SWK Funding LLC to purchase common stock valued at $1.25 million, with an exercise price of one cent over the closing price on February 28, 2016. The additional warrant will become exercisable six months after issuance, remain exercisable for 7 years and have customary anti-dilution protection similar to the Warrants. The Company considered whether the issuance of this additional warrant was a “credit sensitive payment”, as the issuance of the additional warrant is contingent upon the repayment of debt (the 2013 Loan and Security Agreement). However, as the repayment date specified in the Term Loan is prior to the maturity date of the 2013 Loan and Security Agreement and therefore this is an incentive feature, rather than a reflection of the Company’s creditworthiness, the Company did not think it was appropriate to consider this feature credit related. Therefore, the feature is not clearly and closely related to the debt host. The Company determined that the additional warrant feature does not contain an explicit limit on the number of warrants to be delivered for settlement. As the Company is required to deliver a number of additional warrants that will satisfy the fixed monetary amount of $1.25 million, the number of warrants (and underlying shares) to be delivered cannot be determined. Therefore, the additional warrant feature is considered an embedded derivative.

As the issuance of the additional warrant is contingent, the evaluation of the likelihood of the occurrence of the contingency was considered in determining the fair value of the embedded derivative. As the Company does believe that the contingency (i.e. not repaying in full and terminating the 2013 Loan and Security Agreement by February 28, 2016) is likely to occur, the value of the embedded derivative was be recognized on the financial statements. Consequently, the value of the Term Loan was reduced by the fair value of additional warrant. The Company determined the value of the additional warrant was $0.9 million as of the Acquisition date, which approximates its value as of June 30, 2015. The Company valued the additional warrant using the Black-Scholes pricing model using volatility of 85.0%, a risk-free rate of 1.4%, dividend rate of zero and term of 7 years, which is consistent with the exercise period of the additional warrant. The value of the embedded derivative will continue to be evaluated every reporting period.

The following table summarizes the net impact to cash for the proceeds of the Credit Agreement, debt assumed (Term Loan less the fair value of the Warrant and derivative liability), issuance of common shares, the impact to additional paid-in capital for the issuance of shares and fair value of the Warrant, derivative liability and transaction costs:

(in thousands)
Credit Agreement	$5,000
Cash consideration	(4,000)
Net proceeds from Credit Agreement	$1,000

Term Loan	$5,000
Debt discount associated with Warrant	(2,656)
Derivative liability with additional warrant feature	(908)
Net debt recorded with Acquisition	$1,436

Common Stock (6,500,000 shares at $0.04 par)	$260

Additional paid-in capital: issuance of shares	$2,740
Additional paid-in capital: fair value of Warrant	2,656
Net increase to APIC with Acquisition	$5,396

The Acquisition was treated as a purchase in accordance with Accounting Standards Codification (ASC) 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the transaction. The allocation of purchase price is based on management’s judgment after evaluating several factors, including a preliminary valuation assessment. The allocation of purchase price is preliminary and subject to changes, which could be significant, as the valuation of tangible and intangible assets are finalized, working capital adjustments are finalized, and additional information becomes available. The Company is also still evaluating the fair value of the deferred revenue recorded in connection with the Acquisition.

The preliminary allocation of purchase price is as follows:

(in thousands)
Accounts receivable, net of allowance of $16	$877
Inventory and other current assets	193
Fixed assets	$275
Customer portal (existing technologies)	1,930
Customer relationships	$4,151
Goodwill	766
Accounts payable and accrued expenses	$(750)
Deferred revenue	(442)
Preliminary Purchase Price	$7,000

Intangible assets acquired include existing technology in the form of a customer-facing wellness portal and customer relationships. The fair value of the customer relationships acquired was determined using excess earnings method under the income approach for customer relationships; and the fair value of the wellness portal software was determined using the replacement cost method. The estimated useful life for the wellness portal and customer relationships is expected to be 4 years and 8 years, respectively. Amortization is expected to be recorded on a straight-line basis over the estimated useful life of the asset. The Company recorded amortization expense of $0.3 million during the three month period ended June 30, 2015, related to the intangible assets acquired in the Acquisition, of which $0.2 million is recorded as a component of cost of operations and $0.1 million is recorded as a component of selling, general and administrative expenses. The goodwill of $0.8 million was recorded in one reporting unit, the Health and Wellness operations, as the Company does not report segments, and is expected to be deductible for tax purposes.

The consolidated statement of operations for the three and six month periods ended June 30, 2015, includes revenue of $2.7 million attributable to AHS since the acquisition date of April 17, 2015. Disclosure of the earnings contribution from the AHS business is not practicable, as the Company has already integrated operations in many areas.

The following table provides unaudited pro forma results of operations for the three and six month periods ended June 30, 2015 and 2014 as if the acquisition had been completed on the first day of our 2014 fiscal year.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pro forma revenues	$7,662	$10,596	$15,750	$21,788

Pro forma net loss from continuing operations	$(2,749)	$(2,903)	$(5,856)	$(7,015)

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had the Company been a combined company during the periods presented, nor are they indicative of the consolidated results of operations in future periods. The pro forma results for the six month period ended June 30, 2015, include pre-tax adjustments for amortization of intangible assets of $0.3 million, and the elimination of acquisition costs of $0.6 million and $0.7 million, respectively. Pro forma results for the three and six month periods ended June 30, 2014, include pre-tax adjustments for amortization of intangible assets of $0.3 million and $0.6 million, respectively.

Note 4:	(Loss) Earnings Per Share

Basic (loss) earnings per share equals net (loss) income divided by the weighted average common shares outstanding during the period.  Diluted (loss) earnings per share equals net (loss) income divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. The calculation of earnings (loss) per common share on a basic and diluted basis was the same for the three and six month periods ended June 30, 2015 and 2014, because the inclusion of dilutive common stock equivalents and the Warrant issued in connection with the Acquisition would have been anti-dilutive for all periods presented.

Note 5: Share-Based Compensation

Employee Share-Based Compensation Plans - On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the "2008 Plan") providing for the grant of stock options, stock appreciation rights, non-vested stock and performance shares. For the three and six month periods ended June 30, 2015, the Company granted 10,000 and 600,000 options, respectively, for the purchase of shares under the 2008 Plan. As of June 30, 2015, approximately 3,216,200 shares remain available for grant under the 2008 Plan.

On May 24, 2011, the Company's shareholders approved the 2011 Omnibus Employee Incentive Plan, as subsequently amended and restated, (the "2011 Plan") providing for the grant of stock options and non-vested stock awards. There were 450,000 options for the purchase of shares granted under the 2011 Plan during the three month period ended June 30, 2015. During the three and six month periods ended June 30, 2014, the Company granted 300,000 options to purchase shares under the 2011 Plan. During the six month periods ended June 30, 2015 and June 30, 2014, the Company also granted a total of 41,667 and 400,000 of stock awards to non-employee members of the Board of Directors that immediately vested. As of June 30, 2015, approximately 800,000 shares remain available for grant under the 2011 Plan.

The fair value of the stock options granted during the three and six month periods ended June 30, 2015, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
Expected life (years)	5.04	5.04
Expected volatility	64.1%	64.1%
Expected dividend yield	—%	—%
Risk-free interest rate	1.4%	1.4%
Weighted average fair value of options granted during the period	$0.25	$0.26

The following table summarizes stock option activity for the six month period ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2014	3,652,200	0.67
Granted	1,050,000	0.47
Exercised	(50,000)	0.45
Expired	(413,000)	1.44
Forfeited	(3,000)	0.67
Outstanding balance at June 30, 2015	4,236,200	0.55	8.32	$0
Options exercisable at June 30, 2015	1,637,291	$0.64	7.47	$0

The aggregate intrinsic value disclosed in the table above represents the difference between the Company's closing stock price on the last trading day of the quarter ended June 30, 2015, and the exercise price, multiplied by the number of in-the-money stock options.
There were 50,000 options with a weighted average exercise price of $0.45 exercised during the six month period ended June 30, 2015. During the three and six month periods ended June 30, 2014, an aggregate of 16,500 and 54,000 stock options valued with a weighted average exercise price of $0.65 and $0.51, respectively, were exercised. Options for the purchase of an aggregate of 94,941 shares of common stock vested during the six month period ended June 30, 2015, and the aggregate fair value at grant date of these options was $0.04 million. As of June 30, 2015, there was approximately $0.5 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 1.88 years.
The Company recorded $0.1 million and $0.2 million, respectively, of share-based compensation expense in selling, general and administrative expenses for the three and six month periods ended June 30, 2015. The Company recorded $0.3 million and $0.4 million, respectively, of share-based compensation expense in selling, general and administrative expenses for the three and six month periods ended June 30, 2014.

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

Following the sale of the Portamedic service line, the Company reassessed its segment reporting. Beginning in the fourth quarter of 2013, the Company began reporting financial results in three segments: Health and Wellness (health risk assessments including biometric screenings), Heritage Labs (laboratory testing) and Hooper Holmes Services (health information services). Following the sale of Heritage Labs and Hooper Holmes Services in the third quarter of 2014, the Company reverted to one reporting segment, Health and Wellness. The continuing operations and the Heritage Labs, Hooper Holmes Services and Portamedic discontinued segments had customers and suppliers in common. The continuing and discontinued operations also shared certain selling, general and administrative services. As a result, the Company does not have reliable information for the historical impact of Heritage Labs and Hooper Holmes Services on our cash flows for the three and six month periods ended June 30, 2014.

The following table summarizes the major classes of line items constituting the pretax results of operations of Heritage Labs and Hooper Holmes Services for the three and six month periods ended June 30, 2014, which are reported as a component of discontinued operations in the consolidated statement of operations. There was no significant activity in discontinued operations during the three and six month periods ended June 30, 2015. There was no income tax recorded in discontinued operations for Heritage Labs and Hooper Holmes Services for any period presented.

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2014	June 30, 2014
Revenues
Heritage Labs	$1,405	$3,717
Hooper Holmes Services	$2,607	$5,595
Total revenue	$4,012	$9,312
Cost of Sales
Heritage Labs	$1,222	$2,982
Hooper Holmes Services	$2,296	$4,878
Total cost of sales	$3,518	$7,860
Selling, General & Administrative Expenses
Heritage Labs	$50	$251
Hooper Holmes Services	$1,215	$1,682
Total selling, general & administrative expenses	$1,265	$1,933
(Loss) income from Discontinued Operations
Heritage Labs	$133	$484
Hooper Holmes Services	$(904)	$(965)
Total (loss) from discontinued operations	$(771)	$(481)

Reconciliation to statement of operations:
Portamedic discontinued operations and other	$(99)	$(69)
Loss on sale of subsidiaries, net of adjustments	$—	$(150)
Loss from discontinued operations	$(870)	$(700)

Operating cash flow from discontinued operations during the six month period ended June 30, 2014, was $0.7 million. Changes in working capital from discontinued operations during the six month period ended June 30, 2014, was $0.4 million. The Company recorded non-cash operating charges for depreciation and bad debt expense of $0.2 million and a non-cash operating charge of $0.6 million for the remaining operating lease payments associated with the discontinued Hooper Holmes Services operations. There were no other significant investing or financing activities from discontinued operations during the six month period ended June 30, 2014. The determination of operating cash flow from discontinued operations for the six month period ended June 30, 2014, includes a degree of management judgment and estimates. The Company has not allocated any general corporate overhead to discontinued operations.

The Company has receivables recorded that are due from the buyer of its Portamedic service line in connection with a transition service agreement between the parties. While the ultimate collectability of the receivables is uncertain, the Company believes that it has valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable. There cannot be any assurance that any remaining amounts due will be collected by the Company.

Note 7: Inventories

Included in inventories at June 30, 2015, and December 31, 2014, are $0.4 million and $0.7 million, respectively, of finished goods and $0.4 million and $0.2 million, respectively, of components.

Note 8: Restructuring Charges

At June 30, 2015, there was a total of $0.9 million primarily related to restructuring charges associated with a discontinued Hooper Holmes Services facility as well as for Portamedic branch closure costs, both of which are recorded in accrued expenses and other long-term liabilities in the accompanying consolidated balance sheet. Charges recorded during the three and six month periods ended June 30, 2015, were recorded as a component of discontinued operations. The following table provides a summary of the activity in the restructure accrual for the six month period ended June 30, 2015:

	As of			As of
(In thousands)	December 31, 2014	Charges	Payments	June 30, 2015
Facility closure obligation	$1,074	$21	$(189)	$906
Total	$1,074	$21	$(189)	$906

Note 9: Long-Term Debt

The Company maintains the 2013 Loan and Security Agreement for working capital purposes and capital expenditures. The Company also entered into the Credit Agreement with SWK Funding LLC in connection with the Acquisition. The following table summarizes the Company's outstanding borrowings:

(in thousands)	June 30, 2015

2013 Loan and Security Agreement	$849
Term Loan	5,000
Discount on Term Loan	(3,320)
Total debt	2,529
Short term portion	(2,049)
Total long-term debt, net of discount	$480

2013 Loan and Security Agreement

The Company maintains the 2013 Loan and Security Agreement, as amended, with the Senior Lender, the assignee of Keltic Financial. Borrowings under the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The amount available for borrowing is less than the $7 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  The Company had an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables up to $7 million under this facility.  As discussed in Note 2, the maximum borrowing capacity on the 2013 Loan and Security Agreement was reduced from $10 million to $7 million in connection with the Acquisition on April 17, 2015, (subject to increase to up to $12 million in certain circumstances, subject to the Senior Lender’s consent, as provided in the 2013 Loan and Security Agreement). Eligible Receivables do not include certain other receivables deemed ineligible by the Senior Lender. As of June 30, 2015, the Senior Lender applied a discretionary reserve of $0.5 million. Available borrowing capacity, net of this discretionary reserve and current amounts outstanding, was $0.6 million as of July 28, 2015. As of June 30, 2015, the Company had $0.8 million borrowings outstanding under the 2013 Loan and Security Agreement.

The 2013 Loan and Security Agreement and the Third Amendment contain various covenants, including financial covenants which require the Company to achieve a minimum EBITDA amount beginning with the twelve month period ended September 30, 2015. Refer to Note 2 regarding additional discussion of financial covenants. The Company continues to have limitations on the maximum amount of capital expenditures for each fiscal year. The Company is in compliance with the covenants under the 2013 Loan and Security Agreement as of June 30, 2015.

Interest on revolving credit loans is calculated based on the greater of (i) the annualized prime rate plus 2.75%, (ii) the 90 day LIBOR rate plus 5.25%, and (iii) 6% per annum. The interest rate on the 2013 Loan and Security Agreement was 6% as of June 30, 2015. The Company is obligated to pay, on a monthly basis in arrears, an annual facility fee equal to 1% of the revolving credit limit. During the three month periods ended June 30, 2015 and 2014, the Company incurred facility fees of $0.04 million and $0.05 million, respectively. During the six month periods ended June 30, 2015 and 2014, the Company incurred facility fees of $0.08 million and $0.09 million, respectively.

The revolving credit loans are payable in full, together with all accrued interest and fees, on February 28, 2019. The 2013 Loan and Security Agreement provides for the prepayment of the entire outstanding balance of the revolving credit loans. The Company would be required to pay an early termination fee equal to 3% if the termination occurs prior to February 28, 2017; 2% if the termination occurs prior to February 28, 2018; and 1% if the termination occurs after February 28, 2018, but prior to February 28, 2019.

2015 Credit Agreement

In order to fund the Acquisition, the Company entered into and consummated a Credit Agreement with SWK Funding LLC on April 17, 2015. The Credit Agreement provides the Company with a $5.0 million Term Loan. The proceeds of the Term Loan were used to pay certain fees and expenses related to the negotiation and consummation of the Purchase Agreement and the Acquisition described in Note 3 and general corporate purposes. The Company paid SWK Funding LLC an origination fee of $0.1 million. The Term Loan is due and payable on April 17, 2018. The Company is also required to make quarterly revenue-based payments in an amount equal to eight and one-half percent (8.5%) of yearly aggregate revenue up to and including $20 million, seven percent (7%) of yearly aggregate revenue greater than $20 million up to and including $30 million, and five percent (5%) of yearly aggregate revenue greater than $30 million. The revenue-based payment will be applied to fees and interest, and any excess to the principal of the Term Loan. Revenue-based payments commence in February 2016, and the maximum aggregate revenue-based principal payment is capped at $600,000 per quarter.

The outstanding principal balance under the Credit Agreement will bear interest at an adjustable rate per annum equal to the LIBOR Rate (subject to a minimum amount of one percent (1.0%)) plus fourteen percent (14.0%) and will be due and payable quarterly, in arrears, commencing on August 14, 2015. Upon the earlier of (a) the maturity date on April 17, 2018 or (b) full repayment of the Term Loan, whether by acceleration or otherwise, the Company is required to pay an exit fee equal to eight percent (8%) of the aggregate principal amount of all term loans advanced under the Credit Agreement. The Company is recognizing the exit fee over the term of the Term Loan through an accretion accrual to interest expense.

The following table summarizes the components of interest expense for the six month period ended June 30, 2015:

(in thousands)	Six Months Ended
June 30, 2015
Interest expense Term Loan (interest at LIBOR, plus 14%)	$154
Accretion of termination fees (over term of Term Loan at rate of 8%)	27
Amortization of deferred financing costs	280
Accretion of debt discount associated with Warrant	182
Accretion of discount associated with additional warrant feature	62
Other interest expense	4
Total	$709

The Credit Agreement also contains certain financial covenants, including certain minimum aggregate revenue and EBITDA requirements and requirements regarding consolidated unencumbered liquid assets. Refer to Note 2 regarding additional discussion of financial covenants.

    As security for payment and other obligations under the 2013 Loan and Security Agreement, the Senior Lender holds a security interest in all of the Company's, and its subsidiary guarantors', existing and after-acquired property, including receivables (which are subject to a lockbox account arrangement), inventory and equipment. Additionally, SWK Funding, LLC holds a security interest for final and indefeasible payment. The security interest held by SWK Funding, LLC is in substantially all of the Company's assets and the Company's subsidiaries. The aforementioned security interest is collectively referred to herein as the "collateral". Refer to Note 2 regarding additional discussion of the Warrant and additional warrant feature issued to SWK in connection with the Acquisition.

Note 10: Commitments and Contingencies

The Company leases its corporate headquarters in Olathe, Kansas, which includes the Health and Wellness operations center, under an operating lease which expires in 2018. The Company leases its AHS operations centers in Des Moines, Iowa and Indianapolis, IN, under operating leases which expire in 2018. The Company also leases copiers and other miscellaneous equipment. These leases expire at various times through 2017.

The Company is obligated under a lease related to the discontinued Hooper Holmes Services operations center through 2018 and has ceased use of this facility. The Company is still the primary lessee under operating leases for 5 Portamedic branch offices, which are subleased by the acquirer of the former Portamedic business. The acquirer is obligated to pay 100% of the rent and other executory costs for these 5 offices in the form of a contractual obligation for the remaining lease term. If the Company is unable to assign these leases to the acquirer of the former Portamedic business, the Company will let the leases expire with no intent of renewal. In addition, the Company is still the primary lessee under 5 operating leases related to former Portamedic offices not utilized for continuing operations and such related costs are recorded in the reporting for discontinued operations. The Company had recorded a facility closure obligation of $0.9 million as of June 30, 2015, related to the above mentioned leases.

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

Note 11: Litigation

On May 24, 2012, a complaint was filed against the Company in the United States District Court for the District of New Jersey alleging, among other things, that the Company failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaint seeks an award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company filed an answer denying the substantive allegations therein. As of the date of this filing, the Company’s Motion to Reconsider an earlier Report and Recommendation conditionally certifying the class of all contract examiners from August 16, 2010, to the present is on hold while the parties pursue the possibility of conducting a mediation. If the case is not resolved in mediation and if the Magistrate's decision stands, notice will be sent to contractors who performed work for the Company within this time period. The claim is not covered by insurance, and the Company is incurring legal costs to defend the litigation which are recorded in continuing operations. This matter relates to the former Portamedic service line for which the Company retained liability. The Company has determined that losses related to the remaining complaint are not estimable or probable.

The Company is a party to a number of other legal actions arising in the ordinary course of its business. In the opinion of management, the Company has substantial legal defenses and/or insurance coverage with respect to all of its pending legal actions.

Note 12: Income Taxes

The Company recorded tax expense of less than $0.01 million for each of the three and six month periods ended June 30, 2015 and 2014, respectively, reflecting a state tax liability to one state. No amounts were recorded for unrecognized tax benefits or for the payment of interest and penalties during the three and six month periods ended June 30, 2015 and 2014. No federal or state tax benefits were recorded relating to the current year loss, as the Company continues to believe that a full valuation allowance is required on its net deferred tax assets.
The tax years 2011 through 2014 may be subject to federal examination and assessment. Tax years from 2006 through 2010 remain open solely for purposes of federal and certain state examination of net operating loss and credit carryforwards. State income tax returns may be subject to examination for tax years 2010 through 2014, depending on state tax statute of limitations.

As of December 31, 2014, the Company has U.S. federal and state net operating loss carryforwards of $159.6 million and $143.9 million, respectively. There has been no significant change in these balances as of June 30, 2015. The net operating loss carryforwards, if not utilized, will expire in the years 2015 through 2034.

Note 13: Fair Value Measurements

The Company determines the fair value measurements used in our consolidated financial statements based upon the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•
Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company estimated the fair value of the derivative liability using the Black-Scholes valuation model, which is a Level 3 valuation technique.

	June 30, 2015
(in thousands)	Face Value	Fair Value	Carrying Amount
Term Loan	$5,000	$1,436	$1,680
Derivative liability	1,250	$908	908

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Business Outlook for 2015

With the acquisition of Accountable Health Solutions, Inc. ("AHS") on April 17, 2015, (the "Acquisition"), we believe there are significant growth opportunities for our Health and Wellness operations. Health and Wellness services include event scheduling, provision and fulfillment of all supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges, lab coats, bandages, etc.) at screening events, event management, biometric screenings (e.g., height, weight, body mass index, hip, waist, neck, pulse, blood pressure), blood draws via venipuncture or finger stick, procuring lab testing, participant and aggregate reporting, data processing and data transmission.

The United States spends more on healthcare than any other country, with more than 80% of healthcare costs due to chronic conditions. With the focus on health care cost management and the risk of reduced productivity in the workplace from health issues arising among the employee population, we believe employers of all sizes will adopt health and wellness programs at an increasing rate. We expect the market for health and wellness to grow over the next three to five years, and we believe that we are well positioned to increase revenues from our biometric screening and other related services given our unique set of assets, including our proprietary Health and Wellness technology platform and our national network of certified health professionals. However, the success of Health and Wellness will also depend in part upon the success of our channel partners and sponsors and their health and care management initiatives to employers.

With the Acquisition, we have expanded our capabilities allowing us to deliver telephonic health coaching, wellness portals and data analytics, and reporting services. In addition to our increased product and service offerings, we expect we will also have the opportunity to expand our biometric screening solutions to AHS's more than 125 clients. We should also benefit from a broader sales force and more robust business growth opportunities as we combine two organizations at a time that U.S. employers continue to focus and increase investment in corporate health and wellness programs. Additionally, as one of the only end-to-end, fully integrated screening and wellness service providers in the U.S. market, we are well positioned to increase member utilization of our products and services and to leverage data to recommend the right plan and incentive design for clients. Refer to Note 3 for additional discussion regarding the Acquisition.

We believe we can grow our business by offering expanded testing and broader wellness programs as an add-on to our biometric screening, risk assessment, and support services. Participation rates for wellness programs are generally around 50% to 60% of eligible participants. Through outreach programs with existing channel partners, improved engagement tools and collateral, and the use of our sophisticated data and technology for our full service clients, we believe we can increase participation rates among our existing customer base as well as help attract new customers in the large and mid-size employer population. Through targeted marketing efforts promoting our flexible, quality and reliable biometric screening services, we are also well positioned to capture additional market share in the clinical research, academic research and health plan sectors.

A key strength of ours is our extensive network of health professionals, providing coverage in every zip code nationwide and allowing us to offer screenings for smaller sites. We also have national agreements with retail clinics and local lab offices, and offer physician form and at-home-kit services, providing our customers more robust, convenient options to maximize member participation with annual screenings. Due to our national network of health professionals, we have a presence in locations across the United States, with supply chain capabilities that allow us to stock, calibrate, pack, and ship the materials our health professionals need to collect accurate health information. This “centralized fulfillment” model allows us to deliver a reliable, consistent experience for our customers nationwide, regardless of location, as well as consistent and reliable equipment to provide a strong degree of accuracy and quality.

We monitor our operational performance and are constantly refining metrics to improve operational performance. We believe our attention to the details of a Health and Wellness event, from the set-up, staffing, and post event follow-up, contributes to making our services efficient and effective.

During 2014, we transitioned out of the life insurance industry to focus on the Health and Wellness business. As a part of the transition, we reduced our corporate fixed cost structure by evaluating head count, professional fees, and other expenses. We continue to focus our attention on our long-term strategy and believe we have the necessary assets to make the most of our immediate opportunities while positioning us for long-term growth. In order for us to maintain compliance with the minimum EBITDA covenants over the term of our loan agreements, we must achieve operating results which reflect continuing improvements over the first and second quarter 2015 results, including the successful integration of the Acquisition. We have ongoing initiatives to increase the flexibility of our variable cost structure to improve our scalability with changes in screening volumes. We believe the acquisition of AHS advances our strategy to diversify our revenue base, add scale, increase screening volumes, and more efficiently utilize our health professional network. The Acquisition will allow us to better leverage our capabilities while maintaining a smaller corporate footprint.

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

We monitor the following key metrics related to our core Health and Wellness operations:

•	the number of health screenings completed;

•	the number of enrollments in health coaching services;

•	the number of subscribers to the wellness portal services;

•	the quality scores of our Health Professionals;

•	the aggregate of travel expenditures incurred by our Health Professionals; and

•	budget to actual performance for the Health and Wellness operations.

Certain of the above-cited metrics are discussed in the comparative discussion and analysis of our results of operations that follows.

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three and six month periods ended June 30, 2015 and 2014

The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Revenues	$7,662	$6,679	$13,343	$13,977
Cost of operations	5,969	4,529	10,918	10,171
Gross profit	$1,693	$2,150	$2,425	$3,806
Selling, general and administrative expense	3,811	4,038	6,471	8,499
Transaction costs	593	—	679	—
Interest expense, net	(626)	(50)	(709)	(95)
Income tax expense	5	5	10	10
Loss from continuing operations	$(3,342)	$(1,943)	$(5,444)	$(4,798)
Income (loss) from discontinued operations, net of tax	(21)	(870)	(25)	(700)
Net loss	$(3,363)	$(2,813)	$(5,469)	$(5,498)

Revenue - The table below sets forth our consolidated revenue for the periods indicated:

(dollars in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change

Revenue	$7,662	$6,679	14.7%	$13,343	$13,977	(4.5)%

Consolidated revenues for the three month period ended June 30, 2015, were $7.7 million, an increase of $1.0 million, or 14.7%, from the prior year period, which is partially due to the addition of AHS revenue of $2.7 million with the Acquisition. This increase was offset by reduced screening volume associated with a long-term clinical study contract per its planned research program. This factor led to a reduction of $1.8 million in revenue for the three month period ended June 30, 2015.

Consolidated revenues for the six month period ended June 30, 2015, were $13.3 million, a decrease of $0.6 million, or 4.5%, from the prior year period. The decrease was due to reduced screening volume associated with a long-term clinical study contract per its planned research program and one large customer that decided not to screen in 2015. These two factors led to a reduction of $3.7 million in revenue for the six month period ended June 30, 2015. The addition of AHS revenue of $2.7 million with the Acquisition partially offset this decrease.

Consolidated revenues includes third party kit revenue for the three month periods ended June 30, 2015 and 2014 of $0.4 million and $0.2 million, respectively, and for the six month periods ended June 30, 2015 and 2014 of $0.6 million and $0.4 million , respectively.

Screening Units - The table below sets forth the number of screening units for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change

Number of Screenings	109,000	103,000	5.8%	216,000	228,000	(5.3)%

The Company completed 109,000 screenings during the three month period ended June 30, 2015, for an increase of 5.8% from the prior year period, which is due to the addition of AHS screening units with the Acquisition. This increase was offset by reduced screening volume associated with a long-term clinical study contract per its planned research program.

The Company completed 216,000 screenings during the six month period ended June 30, 2015, for a decrease of 5.3% from the prior year period. The decrease was due to reduced screening volume associated with a long-term clinical study contract per its planned research program and one large customer that decided not to screen in 2015. These two factors led to a reduction of approximately 43,000 screenings for the six month period ended June 30, 2015. The addition of AHS screening units with the Acquisition partially offset this decrease.

Cost of Operations - The table below sets forth our consolidated cost of operations for the periods indicated:

(in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2015	% of Revenue	2014	% of Revenue	2015	% of Revenue	2014	% of Revenue
Cost of Operations	$5,969	77.9%	$4,529	67.8%	$10,918	81.8%	$10,171	72.8%

Cost of operations, as a percentage of revenue, was 77.9% and 67.8% for the three month periods ended June 30, 2015 and 2014, respectively, and was 81.8% and 72.8% for the six month periods ended June 30, 2015 and 2014, respectively. The decrease in gross profit is primarily due to increases in event and field management labor and travel costs for field specialists and health professionals. We consider these costs effectively as investments in our operations in an effort to drive higher customer service satisfaction levels, while continuing to conduct events in all parts of the United States. We will continue to invest in improving customer service levels as appropriate and may see a continuation of reduced gross margins in periods of lower screening volume. Additionally, our cost of sales has a certain element of fixed costs that are required to maintain customer service levels and cannot easily be reduced in periods of lower screening volume. Additional AHS product offerings obtained with the Acquisition partially offset the decrease in gross profit during the three month period ended June 30, 2015.

Selling, General and Administrative Expenses - The table below sets forth our consolidated SG&A expenses for the periods indicated:

(in thousands)	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Selling, general and administrative expenses	$3,811	$4,038	$(227)	$6,471	$8,499	$(2,028)

SG&A expenses for the three month period ended June 30, 2015, decreased $0.2 million to $3.8 million compared to the prior year period. The decrease in SG&A for the three month period ended June 30, 2015, is due to efficiencies achieved in connection with the relocation of the corporate headquarters, partially offset by costs incurred to transition services purchased with the Acquisition. During each of the three and six month periods ended June 30, 2015, we incurred $0.3 million in connection with integrating the Acquisition. Transition costs incurred during the second quarter of 2015 primarily relate to transition services purchased from the Seller and the ongoing transition of information technology infrastructure.

SG&A expenses for the six month period ended June 30, 2015, decreased $2.0 million to $6.5 million compared to the prior year period. The decrease in SG&A for the six month period ended June 30, 2015, is due to efficiencies achieved in connection with the relocation of the corporate headquarters. SG&A for the three and six month periods ended June 30, 2014, also includes $0.4 million and $1.6 million, respectively, of transition costs associated with maintaining the Basking Ridge, New Jersey real estate prior to its sale as well as ongoing transition of information technology infrastructure.

Transaction Costs

During the three and six month periods ended June 30, 2015, we incurred $0.6 million and $0.7 million, respectively, of transaction costs in connection with the Acquisition, primarily legal and professional fees.
Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the three month period ended June 30, 2015, was $2.7 million, compared to a consolidated operating loss from continuing operations for the three month period ended June 30, 2014, of $1.9 million. The decrease is due to an increase in SG&A expenses primarily related to the Acquisition. Consolidated operating loss for the six month periods ended June 30, 2015 and 2014 was $4.7 million and $4.7 million, respectively. Improvement in SG&A expenses, excluding transaction costs incurred in connection with the Acquisition, were offset by higher cost of operations as previously discussed.

Interest Expense, Net

Interest Expense, net, for the three and six month periods ended June 30, 2015, was $0.6 million and $0.7 million, respectively. There was no significant interest expense recorded for the three and six month periods ended June 30, 2014. The increase is due to the financing obtained for the Acquisition, including interest on the Term Loan and accretion of the termination fees and debt discount.

Discontinued Operations

Discontinued operations, net, was a loss of $0.9 million and $0.7 million for the three and six month periods ended June 30, 2014. There was no significant activity in discontinued operations during the three and six month periods ended June 30, 2015. Discontinued operations represent the net results of operations and adjustments during the periods presented for the Heritage Labs, Hooper Holmes Services, and Portamedic businesses.

Net Loss

Net loss for the three month period ended June 30, 2015, was $3.4 million, or $0.04 per share on both a basic and diluted basis, as compared to a net loss of $2.8 million, or $0.04 per share on both a basic and diluted basis for the three month period ended June 30, 2014. Net loss for the six month period ended June 30, 2015, was $5.5 million, or $0.07 per share on both a basic and diluted basis, as compared to a net loss of $5.5 million, or $0.08 per share on both a basic and diluted basis for the six month period ended June 30, 2014.

Liquidity and Capital Resources

Our primary sources of liquidity are our cash and cash equivalents as well as availability under our 2013 Loan and Security Agreement (as amended, the "2013 Loan and Security Agreement"). At June 30, 2015, we had $1.2 million in cash and cash equivalents and had $0.8 million outstanding under the 2013 Loan and Security Agreement. As discussed in Note 3, we entered into the Credit Agreement on April 17, 2015, for a $5.0 million term loan, which provided funding for the cash component of the Acquisition. After the $4.0 million payment for the Acquisition, the origination fee and related legal costs, we received approximately $0.8 million in net proceeds from the Term Loan.

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

We present our cash flows inclusive of the Portamedic, Heritage Lab, and Hooper Holmes Services service lines, which is the way our cash flows have been presented historically. Given the nature of our business, we have not historically separated much of our working capital by service line and thus we are not able to reliably distinguish between continuing and discontinued operations in our consolidated statements of cash flows for the six month period ended June 30, 2014. As such, changes in accounts payable, accounts receivable, inventory and other financial line items associated with the Portamedic, Heritage Labs, and Hooper Holmes Services service lines may impact future cash flow statement presentation. We provide information about the impact of Portamedic, Heritage Labs, and Hooper Holmes Services on our cash flows below in the discussion of our cash flows from operating, investing, and financing activities. Activities affecting our cash flows for the six month period ended June 30, 2015, include:

•
a net loss of $5.5 million offset by non-cash charges of $1.4 million in depreciation and amortization expense, amortization of debt discount and amortization of deferred financing fees and $0.2 million in share-based compensation expense; and

•	an increase in accounts receivable of $1.7 million.

We received net proceeds from financing activities of $5.5 million which were used primarily to fund the Acquisition.

2013 Loan and Security Agreement

We maintain the 2013 Loan and Security Agreement with ACF FinCo I LP ("ACF" or "Senior Lender"), the assignee of Keltic Financial Partners II, LP ("Keltic Financial"). Borrowings under the 2013 Loan and Security Agreement are used for working capital purposes and capital expenditures. The amount available for borrowing is less than the $7 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  We have an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables (as defined in the 2013 Loan and Security Agreement) up to $7 million under this facility. As discussed in Note 3, the maximum borrowing capacity on the 2013 Loan and Security Agreement was reduced to $7 million in the Third Amendment to the Loan and Security Agreement (the "Third Amendment") (subject to an increase to up to $12 million in certain circumstances, subject to the Senior Lender's consent). Eligible Receivables do not include certain receivables deemed ineligible by the lender. As of June 30, 2015, receivables related to the acquired AHS operations were not part of the Eligible Receivables. On August 10, 2015, we amended the 2013 Loan and Security Agreement to add the AHS receivables to the borrowing base. AHS receivables were $0.9 million as of June 30, 2015. As of June 30, 2015, the Senior Lender applied a discretionary reserve of $0.5 million. Available borrowing capacity, net of this discretionary reserve and current amounts outstanding, was $0.6 million as of July 28, 2015. As of June 30, 2015, we had $0.8 million borrowings outstanding under the 2013 Loan and Security Agreement.

The 2013 Loan and Security Agreement and the Third Amendment contain various covenants, including financial covenants which require us to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation and amortization). The Third Amendment contains minimum EBITDA covenants of negative $3.0 million for the twelve month period ending September 30, 2015; positive $0.8 million for the twelve month period ending December 31, 2015; positive $1.85 million for the twelve month period ending March 31, 2016; and positive $2.7 million for the twelve month period ending June 30, 2016. We continue to have limitations on the maximum amount of capital expenditures for each fiscal year. We are in compliance with the covenants under the 2013 Loan and Security Agreement as of June 30, 2015.

2015 Credit Agreement

In order to fund the Acquisition, we entered into and consummated a Credit Agreement with SWK Funding LLC (the "Credit Agreement") on April 17, 2015. The Credit Agreement provides us with a $5.0 million Term Loan. The proceeds of the Term Loan were used to pay certain fees and expenses related to the negotiation and consummation of the Purchase Agreement for the Acquisition described in Note 3 and general corporate purposes. We paid SWK Funding LLC an origination fee of $0.1 million. The Term Loan is due and payable on April 17, 2018. We are also required to make quarterly revenue-based payments in an amount equal to eight and one-half percent (8.5%) of yearly aggregate revenue up to and including $20 million; seven percent (7%) of yearly aggregate revenue greater than $20 million up to and including $30 million; and five percent (5%) of yearly aggregate revenue greater than $30 million. The revenue-based payment will be applied to fees and interest, and any excess to the principal of the Term Loan. Revenue-based payments commence in February 2016, and the maximum aggregate revenue-based principal payment is capped at $600,000 per quarter.

The outstanding principal balance under the Credit Agreement will bear interest at an adjustable rate per annum equal to the LIBOR Rate (subject to a minimum amount of one percent (1.0%)) plus fourteen percent (14.0%) and will be due and payable quarterly, commencing on August 14, 2015. Upon the earlier of (a) the maturity date of April 17, 2018, or (b) full repayment of the Term Loan, whether by acceleration or otherwise, we are required to pay an exit fee equal to eight percent (8%) of the aggregate principal amount of all term loans advanced under the Credit Agreement.

The Credit Agreement also contains certain financial covenants, including certain minimum aggregate revenue and EBITDA requirements and requirements regarding consolidated unencumbered liquid assets. The Credit Agreement also contains minimum aggregate revenue covenants of $27.5 million for the twelve month period ending September 30, 2015; $34 million for the twelve month period ending December 31, 2015; $38 million for the twelve month period ending March 31, 2016; and $40 million for the twelve month period ending June 30, 2016. The Credit Agreement also contains a minimum EBITDA covenant of one dollar for the twelve month period ending March 31, 2016, and $1.0 million for the twelve month period ending June 30, 2016, with subsequent quarterly measurement dates and EBITDA requirements through the life of the Credit Agreement.

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

Liquidity Considerations

The Health and Wellness business sells through wellness, disease management, benefit brokers, and insurance companies (referred to as channel partners) who ultimately have the relationship with the end customer. The current services are often aggregated with other offerings from its channel partners to provide a total solution to the end-user. As such, our success is largely dependent on that of our partners.

The Acquisition of AHS required us to enter into the Credit Agreement with the Lenders. In association with the Acquisition, we also incurred transaction expenses and legal and professional fees. During the six month period ended June 30, 2015, we incurred $0.7 million in legal and professional fees associated with the Acquisition.

Additionally, the Acquisition provides new product and service capabilities. Associated with these expanded capabilities are new staff, new systems and new customers. During each of the three and six month periods ended June 30, 2015, we incurred $0.3 million of costs in connection with integrating the Acquisition, which are recorded in selling, general and administrative expenses. Costs incurred during the second quarter of 2015 primarily relate to transition services purchased from the Seller and the ongoing transition of information technology infrastructure. The integration of AHS will continue into the second half of 2015, and we will continue to incur certain transition costs associated with integrating the two companies, which could adversely affect liquidity.

During 2014, we transitioned out of the life insurance industry to focus on the Health and Wellness business. As a part of the transition, we reduced our corporate fixed cost structure by evaluating head count, professional fees, and other expenses. We continue to focus our attention on a long-term Health and Wellness strategy and believe we have the necessary assets to make the most of our immediate opportunities while positioning for long-term growth. In order for us to maintain compliance with the minimum EBITDA covenants over the term of our credit facilities, we must achieve operating results which reflect significant improvements over the first quarter 2015 results, including the successful integration of the Acquisition.

Our ability to satisfy our liquidity needs and meet future covenants is primarily dependent on growing revenues and significantly improving profitability. These profitability improvements primarily include the successful integration of AHS and expansion of our presence in the Health and Wellness marketplace. We must increase biometric screening volumes in order to cover our fixed cost structure and improve gross profits. These improvements may be outside of management’s control. The integration of AHS and marketplace expansion may require additional costs to grow and operate the newly integrated entity, which we must recover through expanded revenues. If we are unable to increase volumes or control integration or operating costs, liquidity may adversely be affected.

We had $0.8 million borrowings outstanding under the 2013 Loan and Security Agreement as of June 30, 2015. Given the seasonal nature of our operations, which are largely dependent on second half volumes, management expects to continue using the revolver in 2015.

Given the our performance in the first half of 2015, we may report EBITDA for the twelve-month period ended September 30, 2015 that is below the current covenant outlined in the 2013 Loan and Security Agreement.   If that were to happen, we would not comply with the EBITDA covenants as currently outlined and would then be required to seek a waiver for the covenant or find new or additional sources of financing. Obtaining a waiver and finding additional lenders depends on matters that are outside of management’s control and there can be no assurance that management will be successful in that regard. In the event that we fail to comply with any 2013 Loan and Security Agreement covenant or any 2015 Credit Agreement covenant and if we are unable to negotiate a covenant waiver or find new or additional lenders, we would be considered in default, which would then enable applicable lenders to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on our business.

Cash Flows from Operating, Investing, and Financing Activities

We discuss below the cash flows from operating, investing, and financing activities for the six month periods ended June 30, 2015 and 2014, inclusive of discontinued operations. Future cash flows from operating, investing, and financing activities may change as a result of our relocation to Kansas and related restructuring activities. Since we historically have not tracked accounts receivable, accounts payable and other accounts by service line, our continuing operations and the Portamedic, Heritage Labs, and Hooper Holmes Services service lines had customers and suppliers in common, and our continuing and discontinued operations shared certain selling, general and administrative services, we do not have reliable information for the historical impact of Portamedic, Heritage Labs, and Hooper Holmes Services on our cash flows.

We believe that as a result of the addition of the product and service offerings acquired in the Acquisition of AHS and reductions made to selling, general and administrative costs, cash flow from operations will improve. We have reduced our corporate fixed cost structure and plan to continue to evaluate professional fees and other expenses in 2015. We have ongoing initiatives to increase the flexibility of our variable cost structure to improve our scalability with changes in screening volumes. We also believe that the Acquisition will allow us to better leverage our capabilities while maintaining a smaller corporate footprint.

Cash Flows from Operating Activities

For the six month period ended June 30, 2015, net cash used in operating activities was $5.1 million, compared to $1.2 million in the prior year period.

The net cash used in operating activities for the six month period ended June 30, 2015, reflects a net loss of $5.5 million, which was offset by non-cash charges of $1.4 million in depreciation and amortization expense, amortization of debt discount and amortization of deferred financing fees, and $0.2 million in share-based compensation expense. Changes in working capital included an increase in accounts receivable of $1.7 million, which were offset by an increase in accounts payable and accrued expenses of $0.5 million.

Our consolidated days sales outstanding ("DSO"), measured on a rolling 90-day basis, was 53.3 days at June 30, 2015, compared to 35.9 days at December 31, 2014, and 55.0 days at June 30, 2014, with the change from year end due to timing of large customer receipts. We experience a timing difference between the operating expense and cash collection of the associated revenue based on Health and Wellness customer payment terms. Historically, our accounts receivable balances and our DSO are near their highest point in September and their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out.

Cash Flows provided by Investing Activities

We used $0.4 million and $0.4 million, respectively, for the six month periods ended June 30, 2015 and 2014, for capital expenditures. We used $4.0 million for the six month period ended June 30, 2015, to acquire AHS on April 17, 2015. For the six month period ended June 30, 2014, we also received $0.7 million for payment of the Holdback Amount from the sale of Portamedic.

Cash Flows provided by Financing Activities

For the six month period ended June 30, 2015, we received $5.0 million related to the proceeds from the Term Loan which was partially offset by $0.4 million incurred for debt financing fees. We also had net borrowings under the credit facility of $0.8 million for the six month period ended June 30, 2015. There were no significant cash flows from financing activities during the six month period ended June 30, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Dividends

No dividends were paid during the six month periods ended June 30, 2015 and 2014. We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2013 Loan and Security Agreement and our Credit Agreement, each as described in Note 9 to the unaudited interim consolidated financial statements.

Contractual Obligations

The following table sets forth our schedule of contractual obligations at June 30, 2015, including future minimum lease payments under non-cancelable operating leases and employment contract payments:

(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
2013 Loan and Security Agreement	$849	$849	$—	$—	$—
Term Loan	5,000	1,200	3,800	—	—
Operating Lease Obligations	5,949	982	4,967	—	—
Employment Contracts	815	815	—	—	—
Total	$12,613	$3,846	$8,767	$—	$—

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Critical Accounting Policies

In addition to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, due to the Acquisition as discussed in Note 3, the following accounting policies are now considered critical accounting policies.

Business Combinations

Assets acquired and liabilities assumed as part of a business acquisition are recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses.

Goodwill and Other Intangible Assets

Goodwill is assessed annually for impairment as of September 30, or more frequently if circumstances indicate that impairment is likely. Separable intangible assets with finite lives are amortized over their estimated useful lives. Any one event or a combination of events such as change in the business climate, a negative change in relationships with significant customers and changes to strategic decisions, including decisions to expand made in response to economic or competitive conditions could require an interim assessment prior to the next required annual assessment.

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

As of June 30, 2015, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

As discussed in Note 3, the Company entered into and consummated the Acquisition of Accountable Health Solutions, Inc. on April 17, 2015. The Company is assessing the full financial reporting impact of this transaction. Except for any changes in internal controls related to the integration of the Acquisition, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1	Legal Proceedings

On May 24, 2012, a complaint was filed against the Company in the United States District Court for the District of New Jersey alleging, among other things, that the Company failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaints seek award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company filed an answer denying the substantive allegations therein. On August 1, 2014, the Magistrate Judge issued a Report and Recommendation to conditionally certify the class of all contract examiners from August 16, 2010, to the present. On August 29, 2014, the Company submitted its objections to the Report and Recommendation of the Magistrate Judge. The Magistrate’s ruling concerning those objections is on hold while the parties pursue the possibility of conducting a mediation. If the case is not resolved in mediation, and if the Magistrate's decision stands, notice will be sent to contractors who performed work for the Company within this time period. The claim is not covered by insurance, and the Company is incurring legal costs to defend the litigation which are recorded in continuing operations. This matter relates to the former Portamedic service line for which the Company retained liability.

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

We incurred additional indebtedness in connection with our acquisition of Accountable Health Solutions, Inc. ("AHS"), and such increased indebtedness could adversely affect our business, cash flows and results of operations and did result in additional dilution to our stockholders.
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
     On April 17, 2015, we completed the Acquisition of AHS. The integration process is subject to a number of uncertainties and no assurance can be given that the anticipated benefits of any acquisition will be realized, or if realized, the timing of realization. The cost of integrating acquired businesses, or our failure to integrate them successfully into our existing businesses, could result in the incurrence of unanticipated expenses and losses. Some risks associated with integrating acquired businesses include:

•	diversion of management attention from operations;

•	ability to retain the clients of the acquired business;

•	the lingering effects of poor client relations or service performance by the acquired business, which also may taint our existing businesses;

•	the inability to retain the desirable management, key personnel and other employees of the acquired business;

•	ability to fully realize the desired synergies, efficiencies and economies of scale;

•	ability to establish, implement or police the acquired business's adherence to our existing standards, controls, procedures and policies;

•	exposure to client, employee and other legal claims for activities of the acquired business prior to acquisition;

•	difficulty in managing geographically separated organizations, systems and facilities;

•	accounting, regulatory or compliance issues that could arise, including internal control over financial reporting; and

•	unforeseen obstacles and costs in the integration process.

In addition, any acquired business could perform significantly worse than expected. Any difficulties encountered in integrating AHS could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Share Issuances

As previously reported in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, filed on May 14, 2015, we entered into and consummated the Purchase Agreement on April 17, 2015, among the Company and certain of its subsidiaries, AHS, and Shareholder. Pursuant to the Purchase Agreement, we acquired the assets and certain liabilities representing the health and wellness business of the Seller for approximately $7 million - $4 million in cash and up to 6,500,000 shares of our common stock, $0.04 par value, with a value of $3.0 million, subject to a working capital adjustment as described in the Purchase Agreement. At the closing of the Purchase Agreement, we issued and delivered 5,576,087 shares of Common Stock to the Shareholder at closing and issued and held back 326,087 shares of Common Stock for the working capital adjustment, and 597,826 shares of Common Stock for indemnification purposes. No additional shares will be issued under the terms of the Purchase Agreement. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, which provides an exemption for private offerings of securities.

Share Repurchases

We did not purchase any shares of our common stock during the six month periods ended June 30, 2015 and 2014.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Mine Safety Disclosure

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

Exhibit No.	Description of Exhibit

2.1
Asset Purchase Agreement, dated April 17, 2015, by and among Hooper Holmes, Inc., Jefferson Acquisition, LLC, Hooper Wellness, LLC, Accountable Health Solutions, Inc., and Accountable Health, Inc. (The exhibits and schedules to the Asset Purchase Agreement have been omitted. The Company will furnish such exhibits and schedules to the SEC upon request.) (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A, File No. 001-09972, filed on May 21, 2015).

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

10.2(a)
Credit Agreement, dated April 17, 2015, by and between Hooper Holmes, Inc., SWK Funding LLC and the Lenders party thereto from time to time (Incorporated by Reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K/A, File No. 001-09972, filed on May 21, 2015).

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

Dated: August 14, 2015

By: /s/ Henry E. Dubois
Henry E. Dubois
Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Tom Collins
Tom Collins
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)