Form 10-Q
period 2015-09-30
HOOPER HOLMES INC
filed 2015-11-13
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of the Registrant's common stock as of October 31, 2015 was:
Common Stock, $.04 par value - 77,958,270 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES

PART I - Financial Information

Item 1. Financial Statements (unaudited)

Hooper Holmes, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,528	$5,201
Accounts receivable, net of allowance for doubtful accounts of $146 and $87 at September 30, 2015, and December 31, 2014, respectively	7,546	3,178
Inventories	822	897
Other current assets	452	202
Total current assets	10,348	9,478

Property, plant and equipment	8,508	7,415
Less: Accumulated depreciation and amortization	5,325	4,361
Property, plant and equipment, net	3,183	3,054

Intangible assets	5,498	—
Goodwill	657	—
Other assets	662	607
Total assets	$20,348	$13,139

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,688	$2,508
Accrued expenses	5,276	4,083
Short-term debt	5,195	—
Total current liabilities	15,159	6,591
Long-term debt, net of discount	65	—
Other long-term liabilities	1,702	1,191
Commitments and contingencies (Note 10)	—	—

Stockholders' equity:
Common stock, par value $.04 per share; Authorized: 240,000,000 shares; Issued: 77,967,665 shares at September 30, 2015, and 70,875,998 shares at December 31, 2014; Outstanding: 77,958,270 shares at September 30, 2015, and 70,866,603 shares at December 31, 2014.	3,119	2,835
Additional paid-in capital	156,116	150,747
Accumulated deficit	(155,742)	(148,154)
	3,493	5,428
Less: Treasury stock, at cost; 9,395 shares at September 30, 2015, and December 31, 2014	(71)	(71)
Total stockholders' equity	3,422	5,357
Total liabilities and stockholders' equity	$20,348	$13,139

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$9,272	$7,875	$22,615	$21,852
Cost of operations	7,143	6,021	18,060	16,193
Gross profit	2,129	1,854	4,555	5,659
Selling, general and administrative expenses	3,740	3,541	10,212	12,007
Transaction costs	57	—	737	—
Gain on sale of real estate	—	(1,830)	—	(1,830)
Operating income (loss) from continuing operations	(1,668)	143	(6,394)	(4,518)
Interest expense, net	(388)	(61)	(1,097)	(156)
Income (loss) from continuing operations before taxes	(2,056)	82	(7,491)	(4,674)
Income tax expense	5	5	15	15
Income (loss) from continuing operations	(2,061)	77	(7,506)	(4,689)

Discontinued operations:
Gain on sale of subsidiaries, net of adjustments	—	1,354	—	1,204
Income (loss) from discontinued operations, net of tax	(57)	(2,739)	(82)	(3,321)
Income (loss) from discontinued operations	(57)	(1,385)	(82)	(2,117)
Net loss	$(2,118)	$(1,308)	$(7,588)	$(6,806)
Basic and diluted loss per share:
Continuing operations
Basic	$(0.03)	$—	$(0.10)	$(0.07)
Diluted	$(0.03)	$—	$(0.10)	$(0.07)
Discontinued operations
Basic	$—	$(0.02)	$—	$(0.03)
Diluted	$—	$(0.02)	$—	$(0.03)
Net loss
Basic	$(0.03)	$(0.02)	$(0.10)	$(0.10)
Diluted	$(0.03)	$(0.02)	$(0.10)	$(0.10)

Weighted average number of shares - Basic	77,789,792	70,866,603	75,391,420	70,623,068
Weighted average number of shares - Diluted	77,789,792	70,866,603	75,391,420	70,623,068

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	(7,588)	$(6,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustment to gain on sale of Portamedic	—	(1,204)
Gain on sale of real estate, net	—	(1,830)
Depreciation and amortization	1,546	912
Amortization of debt discount	430	—
Amortization of deferred financing fees	328	260
Provision for bad debt expense	26	195
Share-based compensation expense	360	454
Loss on disposal of fixed assets and other	—	83
Change in assets and liabilities:
Accounts receivable	(3,518)	(41)
Inventories	135	(510)
Other assets	(570)	461
Accounts payable, accrued expenses and other liabilities	1,955	3,093
Net cash used in operating activities	(6,896)	(4,933)
Cash flows from investing activities:
Capital expenditures	(818)	(780)
Proceeds from the sale of real estate, net of closing costs	—	2,544
Proceeds from the sale of Heritage Labs and Hooper Holmes Services	—	3,289
Costs paid to sell Heritage Labs and Hooper Holmes Services	—	(777)
Acquisition of Accountable Health Solutions	(4,000)	—
Proceeds from the sale of Portamedic	—	743
Net cash (used in) provided by investing activities	(4,818)	5,019
Cash flows from financing activities:
Borrowings under credit facility	8,826	—
Payments under credit facility	(5,431)	—
Proceeds from issuance of Term Loan	5,000	—
Payments on capital lease obligations	—	(4)
Proceeds related to the exercise of stock options	23	30
Debt financing fees	(377)	—
Net cash provided by financing activities	8,041	26

Net decrease in cash and cash equivalents	(3,673)	112
Cash and cash equivalents at beginning of period	5,201	3,970
Cash and cash equivalents at end of period	$1,528	$4,082

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$130	$67
Debt financing fees vouchered but not paid	500	—
Supplemental disclosure of non-cash financing activities:
Issuance of common stock in connection with the Acquisition	3,000	—

See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
September 30, 2015
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

The results of operations for the three and nine month periods ended September 30, 2015 and 2014, are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

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

Acquisition of Accountable Health Solutions, Inc.

On April 17, 2015, the Company entered into and consummated an Asset Purchase Agreement (the "Purchase Agreement") among the Company and certain of its subsidiaries, Accountable Health Solutions, Inc. (the "Seller" or "AHS") and Accountable Health, Inc. ("Shareholder"). Pursuant to the Purchase Agreement, the Company has acquired the assets and certain liabilities representing the health and wellness business of the Seller for approximately $7.0 million - $4.0 million in cash and 6,500,000 shares of the Company’s common stock, $0.04 par value, with a value of $3.0 million, which was subject to a working capital adjustment as described in the Purchase Agreement (the "Acquisition"). Refer to Note 3 for additional discussion regarding the Acquisition.

In connection with the Acquisition, the Company entered into and consummated a Consent and Third Amendment to the Loan and Security Agreement (the "Third Amendment") to the Loan and Security Agreement (as amended, the "2013 Loan and Security Agreement") with ACF FinCo I LP ("ACF" or the "Senior Lender"), the assignee of Keltic Financial Partners II, LP ("Ares"). The 2013 Loan and Security Agreement provides a revolving credit facility which is secured and repaid as set forth therein. The Senior Lender consented to the Acquisition, the maximum borrowing capacity under the 2013 Loan and Security Agreement was reduced from $10 million to $7 million (subject to increase to up to $12 million in certain circumstances, subject to the Senior Lender’s consent, as provided in the 2013 Loan and Security Agreement) and the expiration was extended through February 28, 2019. The

Third Amendment also revises the covenants with respect to the Company’s EBITDA. The Company paid an amendment fee of $0.1 million in connection with the Third Amendment.

In order to fund the Acquisition, the Company entered into and consummated a Credit Agreement (the "Credit Agreement") with SWK Funding LLC as the agent ("Agent") on April 17, 2015, and the lenders (including SWK Funding LLC) party thereto from time to time (the "Lenders"). The Credit Agreement provides the Company with a $5.0 million term loan (the "Term Loan") (refer to Note 3 and Note 9).

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The Company has unamortized debt issuance costs of $0.6 million that is included in Other Assets as of September 30, 2015, and will be reclassed as an offset to Debt in the first quarter of 2016. ASU 2015-03 is effective for the Company in the first quarter of 2016, with early adoption permitted, and retrospective application required.

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

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments", which eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. An acquirer now must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments amounts are determined. ASU 2015-16 is effective for the Company in the first quarter of 2016, with early adoption permitted. The Company is currently evaluating the effect that ASU 2015-16 will have on the consolidated financial statements and related disclosures.

Note 2: Liquidity

The Company's primary sources of liquidity are cash and cash equivalents as well as availability under the 2013 Loan and Security Agreement (refer to Note 9). At September 30, 2015, the Company had $1.5 million in cash and cash equivalents and had $3.4 million outstanding under the 2013 Loan and Security Agreement, with available borrowing capacity of $0.6 million. As discussed in Note 3, the Company entered into the Credit Agreement on April 17, 2015, for a $5.0 million term loan, which provided funding for the cash component of the Acquisition. After the $4.0 million payment for the Acquisition, the origination fee and related legal costs, the Company received approximately $0.8 million in net proceeds from the Term Loan.

The Company incurred a loss from continuing operations of $2.1 million and $7.5 million, respectively, during the three and nine month periods ended September 30, 2015. The Company’s net cash used in operating activities for the nine month period ended September 30, 2015, was $6.9 million. The Company has managed its liquidity through the addition of the Term Loan and the availability under the 2013 Loan and Security Agreement and a series of cost reduction initiatives.

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

2013 Loan and Security Agreement

The Company maintains the 2013 Loan and Security Agreement (refer to Note 9). Borrowings under the 2013 Loan and Security Agreement are used for working capital purposes and capital expenditures. The amount available for borrowing is less than the $7 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  The Company had an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables (as defined in the 2013 Loan and Security Agreement) up to $7 million under this facility. Eligible Receivables do not include certain receivables deemed ineligible by the Senior Lender. On August 10, 2015, the Company entered into and consummated a Fourth Amendment to the Loan and Security Agreement (the "Fourth Amendment") (as amended, the "2013 Loan and Security Agreement") with ACF FinCo I LP ("ACF" or the "Senior Lender"), the assignee of Keltic Financial Partners II, LP ("Ares"). The Fourth Amendment added the AHS receivables to the borrowing base. Available borrowing capacity, net of the discretionary reserve and current amounts outstanding, was $2.2 million as of November 10, 2015. As of September 30, 2015, the Company had $3.4 million borrowings outstanding under the 2013 Loan and Security Agreement.

The 2013 Loan and Security Agreement and the Third Amendment contain various covenants, including financial covenants which require the Company to achieve a minimum EBITDA (earnings before interest expense, income taxes, depreciation and amortization) amount. The Third Amendment contains minimum EBITDA covenants of negative $3.0 million for the twelve month period ended September 30, 2015; positive $0.8 million for the twelve month period ending December 31, 2015; positive $1.85 million for the twelve month period ending March 31, 2016; and positive $2.7 million for the twelve month period ending June 30, 2016. As of September 30, 2015, the Company had not met the minimum required EBITDA amount of negative $3.0 million and has obtained a Waiver and Fifth Amendment to the Loan and Security Agreement (the "Fifth Amendment") (as amended, the "2013 Loan and Security Agreement") with ACF FinCo I LP ("ACF" or the "Senior Lender"), the assignee of Keltic Financial Partners II, LP ("Ares") related to the EBITDA measurement period ended September 30, 2015. The Fifth Amendment requires the Company to raise an aggregate amount in additional equity of not less than $4.0 million of which not less than $1.5 million shall be received on or before February 28, 2016, and the balance shall be received on or before June 30, 2016, which is outside the Company’s control.

The Company is also working with Ares to modify the financial covenants of the 2013 Loan and Security Agreement in an effort to be more in-line with the Company's operations and strategy going forward, including consideration of the EBITDA measurement period for the twelve month period ending December 31, 2015. In September 2015, the Company revised its 2015 and 2016 forecast in response to its not meeting the EBITDA covenant for the twelve months ended September 30, 2015. Under the revised forecast, the Company currently expects to report lower EBITDA than is required in our 2013 Loan and Security Agreement and does not expect to comply with the EBITDA covenant for the twelve months ending December 31, 2015. If the Company is not able to successfully execute favorable amendments to the existing credit facility, the Company's borrowing capacity will be limited. Additionally, the Company continues to have limitations on the maximum amount of capital expenditures for each fiscal year.

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

The outstanding principal balance under the Credit Agreement bears interest at an adjustable rate per annum equal to the LIBOR Rate (subject to a minimum amount of one percent (1.0%)) plus fourteen percent (14.0%) and will be due and payable quarterly, commencing on August 14, 2015. Upon the earlier of (a) the maturity date of April 17, 2018, or (b) full repayment of the Term Loan, whether by acceleration or otherwise, the Company is required to pay an exit fee equal to eight percent (8%) of the aggregate principal amount of all term loans advanced under the Credit Agreement. The Company is recognizing the exit fee over the term of the Term Loan through an accretion accrual to interest expense using the effective interest method.

The Credit Agreement also contains certain financial covenants including certain minimum aggregate revenue and EBITDA requirements and requirements regarding consolidated unencumbered liquid assets. The Credit Agreement contains a minimum aggregate revenue covenant of $27.5 million for the twelve month period ended September 30, 2015; $34 million for the twelve month period ending December 31, 2015; $38 million for the twelve month period ending March 31, 2016; and $40 million for the twelve month period ending June 30, 2016. The Credit Agreement also contains a minimum EBITDA covenant of one dollar for the twelve month period ending March 31, 2016, and $1.0 million for the twelve month period ending June 30, 2016, with subsequent quarterly measurement dates and EBITDA requirements through the term of the Credit Agreement. The Company is currently projecting we will meet these covenants but can provide no assurances.

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

The Company’s acquisition of AHS required the Company to enter into the Credit Agreement with the Lenders. In association with the Acquisition, the Company also incurred transaction expenses and legal and professional fees. During the nine month period ended September 30, 2015, the Company incurred $0.7 million in legal and professional fees associated with the Acquisition recorded in the consolidated statement of operations.

Additionally, the Acquisition provides new product and service capabilities. Associated with these expanded capabilities are new staff, new systems and new customers. During the nine month period ended September 30, 2015, the Company incurred $0.5 million of costs in connection with integrating the Acquisition, which are recorded in selling, general and administrative expenses. Costs incurred during the third quarter of 2015 primarily relate to transition services purchased from the Seller and the ongoing transition of information technology infrastructure. The integration of AHS will continue into the fourth quarter of 2015, and the Company will continue to incur certain transition costs associated with integrating the two companies, which could adversely affect liquidity.

During 2014, the Company transitioned out of the life insurance industry to focus on the Health and Wellness business. As a part of the transition, the Company reduced its corporate fixed cost structure by evaluating head count, professional fees and other expenses. The Company continues to focus its attention on a long-term Health and Wellness strategy and believes it has the necessary assets to make the most of its immediate opportunities, while positioning the Company for long-term growth. In order for the Company to maintain compliance with the minimum EBITDA covenants over the term of its credit facilities, it must achieve operating results which reflect significant improvements over the 2015 results through the third quarter, including the successful integration of the Acquisition.

The Company’s ability to satisfy its liquidity needs and meet future covenants is dependent on growing revenues, improving profitability, and raising additional equity as noted above. These profitability improvements primarily include the successful integration of AHS and expansion of the Company’s presence in the Health and Wellness marketplace. The Company must increase biometric screening, telephonic health coaching, and wellness portal volumes in order to cover its fixed cost structure and improve gross profits. These improvements may be outside of management’s control. The integration of AHS and marketplace expansion may require additional costs to grow and operate the newly integrated entity, which the Company must recover through expanded revenues. If the Company is unable to increase volumes or control integration or operating costs, liquidity may adversely be affected.

The Company had $3.4 million borrowings outstanding under the 2013 Loan and Security Agreement as of September 30, 2015. Given the seasonal nature of the Company's operations, which are largely dependent on second half volumes, management expects to continue using the revolver in 2015 and beyond.

Given the Company’s performance in the first nine months of 2015, the Company reported EBITDA for the twelve-month period ended September 30, 2015, that was below the current covenant outlined in the 2013 Loan and Security Agreement. As noted above, the lender recently waived the minimum EBITDA covenant for September 30, 2015, and the Company is also working with Ares to modify the financial covenants of the 2013 Loan and Security Agreement in an effort to be more in-line with the Company's operations and strategy going forward. There can be no assurance that cash flows from operations, combined with any additional borrowings available to the Company, will be obtainable in an amount sufficient to enable the Company to repay its indebtedness, or to fund other liquidity needs.  The 2015 Credit Agreement, along with the 2013 Loan and Security Agreement, contain numerous covenants, including financial covenants.  If the Company is unable to remain in compliance with all of its covenants, or obtain a waiver from the lender, the lenders would have the ability to accelerate all outstanding debt which would have a material adverse impact on the Company's business. Obtaining a waiver and modifying the financial covenants depends on matters that are outside of management’s control and there can be no assurance that management will be successful in these regards. Management presently expects that results of operations will not be sufficient to allow the Company to comply with the EBITDA covenant for the twelve months ending December 31, 2015, in its 2013 Loan and Security Agreement. If that were to happen and in the event that the Company was unable to modify the covenants, find new or additional lenders, or raise additional equity, the Company would be considered in default, which would then enable applicable lenders to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on the Company’s business.

Note 3: Acquisition

The Company entered into and consummated the Purchase Agreement on April 17, 2015, among the Company and certain of its subsidiaries, Accountable Health Solutions, Inc. (the "Seller" or "AHS") and Accountable Health, Inc. ("Shareholder"). Pursuant to the Purchase Agreement, the Company has acquired the assets and certain liabilities representing the health and wellness business of the Seller for approximately $7.0 million - $4.0 million in cash and up to 6,500,000 shares of the Company’s common stock, $0.04 par value, with a value of $3.0 million, which was subject to a working capital adjustment as described in the Purchase Agreement (the "Acquisition"). At the closing of the Purchase Agreement, the Company issued and delivered 5,576,087 shares of Common Stock to the Shareholder at closing and issued and held back 326,087 shares of Common Stock for the working capital adjustment, which were subsequently released on October 9, 2015, and 597,826 shares of Common Stock for indemnification purposes. No additional shares will be issued under the terms of the Purchase Agreement. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, which provides an exemption for private offerings of securities. During the nine month period ended September 30, 2015, the Company recorded transaction costs of $0.7 million in connection with the Acquisition in the consolidated statement of operations.

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

In order to fund the Acquisition, the Company entered into and consummated a Credit Agreement (the "Credit Agreement") with SWK Funding LLC as the agent ("Agent") on April 17, 2015, and the lenders (including SWK Funding LLC) party thereto from time to time (the "Lenders"). The Credit Agreement provides the Company with a $5.0 million term loan (the "Term Loan"). The proceeds of the Loan were used to pay certain fees and expenses related to the negotiation and consummation of the Purchase Agreement and the Acquisition described above and general corporate purposes. The Company paid SWK Funding LLC an origination fee of $0.1 million. The Loan is due and payable on April 17, 2018. The Credit Agreement also contains certain financial covenants, including certain minimum aggregate revenue and EBITDA requirements and requirements regarding consolidated unencumbered liquid assets. Refer to Note 2.

In addition, on April 17, 2015, in connection with the execution of the Credit Agreement, the Company issued SWK Funding, LLC a warrant (the "Warrant") to purchase 8,152,174 shares of the Company’s common stock. The Warrant is exercisable after October 17, 2015, and up to and including April 17, 2022, at an exercise price of $0.46 per share. The Warrant is exercisable on a cashless basis. The exercise price of the Warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like. The Warrant grants the holder certain piggyback registration rights. The Warrant was considered equity classified, and as such, the Company allocated the proceeds from the Term Loan to the Warrant using the Relative Fair Value Method. The fair value of the Warrant of $2.7 million was recorded as debt discount, which is being recognized as interest expense over the term of the Credit Agreement using the effective interest method. The Company valued the Warrant using the Black-Scholes pricing model using volatility of 85.0%, a risk-free rate of 1.4%, dividend rate of zero and term of 7 years, which is consistent with the exercise period of the Warrant and is a Level 3 valuation technique.

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

As the issuance of the additional warrant is contingent, the evaluation of the likelihood of the occurrence of the contingency was considered in determining the fair value of the embedded derivative. As the Company does believe that the contingency (i.e. not repaying in full and terminating the 2013 Loan and Security Agreement by February 28, 2016) is likely to occur, the value of the embedded derivative was recognized on the financial statements. Consequently, the value of the Term Loan was reduced by the fair value of the additional warrant. The Company determined the value of the additional warrant was $0.9 million as of the Acquisition date. The fair value as of September 30, 2015, was $0.8 million, with the gain recorded in Interest Expense. The Company valued the additional warrant using the Black-Scholes pricing model using volatility of 85.0%, a risk-free rate of 1.4%, dividend rate of zero and term of 7 years, which is consistent with the exercise period of the additional warrant. The value of the embedded derivative will continue to be evaluated every reporting period through February 28, 2016.

The following table summarizes the net impact to cash for the proceeds of the Credit Agreement, debt assumed (Term Loan less the fair value of the Warrant and derivative liability), issuance of common shares, the impact to additional paid-in capital for the issuance of shares and fair value of the Warrant, derivative liability and transaction costs, as of the origination date:

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

The Acquisition was treated as a purchase in accordance with Accounting Standards Codification (ASC) 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the transaction. The allocation of purchase price is based on management’s judgment after evaluating several factors, including a preliminary valuation assessment. The allocation of purchase price is preliminary and subject to changes as additional information becomes available. The Company is still evaluating any income tax implications related to the acquisition.

The preliminary allocation of purchase price is as follows:

(in thousands)
Accounts receivable, net of allowance of $16	$876
Inventory and other current assets	132
Fixed assets	$274
Customer portal (existing technologies)	4,151
Customer relationships	$1,930
Goodwill	657
Accounts payable and accrued expenses	$(764)
Deferred revenue	(256)
Preliminary Purchase Price	$7,000

Intangible assets acquired include existing technology in the form of a customer-facing wellness portal and customer relationships. The fair value of the customer relationships acquired was determined using the excess earnings method under the income approach for customer relationships; and the fair value of the wellness portal software was determined using the replacement cost method. The estimated useful life for the wellness portal and customer relationships is expected to be 4 years and 8 years, respectively. Amortization is expected to be recorded on a straight-line basis over the estimated useful life of the asset. The Company recorded amortization expense of $0.3 million during the three month period ended September 30, 2015, related to the intangible assets acquired in the Acquisition, of which $0.2 million is recorded as a component of cost of operations and $0.1 million is recorded as a component of selling, general and administrative expenses. The goodwill of $0.7 million was recorded in one reporting unit, the Health and Wellness operations and is expected to be deductible for tax purposes.

The consolidated statement of operations for the three and nine month periods ended September 30, 2015, includes revenue of $3.8 million and $6.5 million, respectively, attributable to AHS since the acquisition date of April 17, 2015. Disclosure of the earnings contribution from the AHS business is not practicable, as the Company has already integrated operations in many areas.

The following table provides unaudited pro forma results of operations for the three and nine month periods ended September 30, 2015 and 2014, as if the acquisition had been completed on the first day of our 2014 fiscal year.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Pro forma revenues	$9,272	$11,849	$25,023	$33,637

Pro forma net loss from continuing operations	$(2,060)	$(895)	$(7,912)	$(7,878)

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had the Company been a combined company during the periods presented, nor are they indicative of the consolidated results of operations in future periods. The pro forma results for the nine month period ended September 30, 2015, include pre-tax adjustments for amortization of intangible assets of $0.3 million, and the three and nine month periods ended September 30, 2015, includes elimination of acquisition costs of $0.1 million and $0.7 million, respectively. Pro forma results for the three and nine month periods ended September 30, 2014, include pre-tax adjustments for amortization of intangible assets of $0.3 million and $1.0 million, respectively.

Note 4:	(Loss) Earnings Per Share

Basic (loss) earnings per share equals net (loss) income divided by the weighted average common shares outstanding during the period.  Diluted (loss) earnings per share equals net (loss) income divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. The calculation of earnings (loss) per common share on a basic and diluted basis was the same for the three and nine month periods ended September 30, 2015 and 2014, because the inclusion of dilutive common stock equivalents and the Warrant issued in connection with the Acquisition would have been anti-dilutive for all periods presented.

Note 5: Share-Based Compensation

Employee Share-Based Compensation Plans - On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the "2008 Plan") providing for the grant of stock options, stock appreciation rights, non-vested stock and performance shares. There were no options for the purchase of shares granted under the 2008 Plan during the three month period ended September 30, 2015. During the nine month period ended September 30, 2015, the Company granted 600,000 options for the purchase of shares under the 2008 Plan. During the three and nine month periods ended September 30, 2014, the Company granted 6,000 and 349,700 options, respectively, for the purchase of shares under the 2008 Plan. As of September 30, 2015, approximately 3,976,200 shares remain available for grant under the 2008 Plan.

On May 24, 2011, the Company's shareholders approved the 2011 Omnibus Employee Incentive Plan, as subsequently amended and restated, (the "2011 Plan") providing for the grant of stock options and non-vested stock awards. During the three and nine month periods ended September 30, 2015, the Company granted 250,000 and 700,000 options, respectively, for the purchase of shares under the 2011 Plan. There were no options for the purchase of shares granted under the 2011 Plan during the three month period ended September 30, 2014. During the nine month period ended September 30, 2014, the Company granted 300,000 options to purchase shares under the 2011 Plan. During the nine month periods ended September 30, 2015 and September 30, 2014, the Company also granted a total of 541,667 and 400,000, respectively, of stock awards to non-employee members of the Board of Directors that immediately vested. As of September 30, 2015, approximately 550,000 shares remain available for grant under the 2011 Plan.

The fair value of the stock options granted during the three and nine month periods ended September 30, 2015, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Expected life (years)	5.04	5.04
Expected volatility	64.6% - 66%	64.1% - 66%
Expected dividend yield	—%	—%
Risk-free interest rate	2.1% - 2.4%	1.4% - 2.4%
Weighted average fair value of options granted during the period	$0.10	$0.23

The following table summarizes stock option activity for the nine month period ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2014	3,652,200	0.67
Granted	1,300,000	0.42
Exercised	(50,000)	0.45
Forfeited and Expired	(1,203,500)	0.94
Outstanding balance at September 30, 2015	3,698,700	0.49	8.31	$0
Options exercisable at September 30, 2015	1,806,921	$0.54	7.61	$0

The aggregate intrinsic value disclosed in the table above represents the difference between the Company's closing stock price on the last trading day of the quarter ended September 30, 2015, and the exercise price, multiplied by the number of in-the-money stock options.
There were 50,000 options with a weighted average exercise price of $0.45 exercised during the nine month period ended September 30, 2015. During the three and nine month periods ended September 30, 2014, an aggregate of 3,300 and 57,300 stock options valued with a weighted average exercise price of $0.65 and $0.51, respectively, were exercised. Options for the purchase of an aggregate of 744,321 shares of common stock vested during the nine month period ended September 30, 2015, and the aggregate fair value at grant date of these options was $0.26 million. As of September 30, 2015, there was approximately $0.4 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 1.67 years.
The Company recorded $0.2 million and $0.4 million, respectively, of share-based compensation expense in selling, general and administrative expenses for the three and nine month periods ended September 30, 2015. The Company recorded $0.1 million and $0.5 million, respectively, of share-based compensation expense in selling, general and administrative expenses for the three and nine month periods ended September 30, 2014. In connection with the resignation of its former Chief Financial Officer which resulted in the forfeiture of certain share-based awards, the Company reversed previously recorded share-based compensation expense of $0.03 million during the three month period ended September 30, 2015.

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

Following the sale of the Portamedic service line, the Company reassessed its segment reporting. Beginning in the fourth quarter of 2013, the Company began reporting financial results in three segments: Health and Wellness (health risk assessments including biometric screenings), Heritage Labs (laboratory testing) and Hooper Holmes Services (health information services). Following the sale of Heritage Labs and Hooper Holmes Services in the third quarter of 2014, the Company reverted to one reporting segment, Health and Wellness. The continuing operations and the Heritage Labs, Hooper Holmes Services and Portamedic discontinued segments had customers and suppliers in common. The continuing and discontinued operations also shared certain selling, general and administrative services. As a result, the Company does not have reliable information for the historical impact of Heritage Labs and Hooper Holmes Services on our cash flows for the three and nine month periods ended September 30, 2014.

The following table summarizes the major classes of line items constituting the pretax results of operations of Heritage Labs and Hooper Holmes Services for the three and nine month periods ended September 30, 2014, which are reported as a component of discontinued operations in the consolidated statement of operations. There was no significant activity in discontinued operations during the three and nine month periods ended September 30, 2015. There was no income tax recorded in discontinued operations for Heritage Labs and Hooper Holmes Services for any period presented.

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2014	September 30, 2014
Revenues
Heritage Labs	$405	$4,122
Hooper Holmes Services	$1,694	$7,289
Total revenue	$2,099	$11,411
Cost of Sales
Heritage Labs	$529	$3,511
Hooper Holmes Services	$1,367	$6,245
Total cost of sales	$1,896	$9,756
Selling, General & Administrative Expenses
Heritage Labs	$179	$462
Hooper Holmes Services	$975	$2,657
Tail coverage insurance expense	$1,390	$1,390
Total selling, general & administrative expenses	$2,544	$4,509
(Loss) income from Discontinued Operations
Heritage Labs	$(302)	$150
Hooper Holmes Services	$(649)	$(1,614)
Tail coverage insurance expense	$(1,390)	$(1,390)
Total loss from discontinued operations	$(2,341)	$(2,854)

Reconciliation to statement of operations:
Portamedic discontinued operations and other	$(398)	$(467)
Loss on sale of subsidiaries, net of adjustments	$1,354	$1,204
Loss from discontinued operations	$(1,385)	$(2,117)

Operating cash flow from discontinued operations during the nine month period ended September 30, 2014, was $0.5 million. Changes in working capital from discontinued operations during the nine month period ended September 30, 2014, was $0.6 million. The Company recorded non-cash operating charges for depreciation and bad debt expense of $0.3 million and a non-cash operating charge of $1.0 million for the remaining operating lease payments associated with the discontinued Hooper Holmes Services operations. There were no other significant investing or financing activities from discontinued operations during the nine month period ended September 30, 2014. The determination of operating cash flow from discontinued operations for the nine month period ended September 30, 2014, includes a degree of management judgment and estimates. The Company has not allocated any general corporate overhead to discontinued operations.

The Company had receivables recorded that are due from the buyer of its Portamedic service line in connection with a transition service agreement between the parties. The Company settled all receivables due from the buyer of its Portamedic business line on September 30, 2015, for $0.23 million, resulting in a loss in discontinued operations of $0.1 million.

Note 7: Inventories

Included in inventories at September 30, 2015, and December 31, 2014, are $0.6 million and $0.7 million, respectively, of finished goods and $0.3 million and $0.2 million, respectively, of components.

Note 8: Restructuring Charges

At September 30, 2015, there was a $0.8 million liability primarily related to restructuring charges associated with a discontinued Hooper Holmes Services facility as well as for Portamedic branch closure costs, both of which are recorded in accrued expenses and other long-term liabilities in the accompanying consolidated balance sheet. Charges recorded during the three and nine month periods ended September 30, 2015, were recorded as a component of discontinued operations. The Company revised its estimate of future sub-lease income based on a current period amendment with one of its tenants which resulted in a reduction of the facility closure obligation as of September 30, 2015. The following table provides a summary of the activity in the restructure accrual for the nine month period ended September 30, 2015:

	As of			As of
(In thousands)	December 31, 2014	Adjustments	Payments	September 30, 2015
Facility closure obligation	$1,074	$(43)	$(276)	$755
Total	$1,074	$(43)	$(276)	$755

Note 9: Long-Term Debt

The Company maintains the 2013 Loan and Security Agreement for working capital purposes and capital expenditures. The Company also entered into the Credit Agreement with SWK Funding LLC in connection with the Acquisition. The following table summarizes the Company's outstanding borrowings:

(in thousands)	September 30, 2015

2013 Loan and Security Agreement	$3,395
Term Loan	5,000
Discount on Term Loan	(3,135)
Total debt	5,260
Short term portion	(5,195)
Total long-term debt, net of discount	$65

2013 Loan and Security Agreement

The Company maintains the 2013 Loan and Security Agreement, as amended, with the Senior Lender. Borrowings under the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The amount available for borrowing is less than the $7 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  The Company had an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables up to $7 million under this facility.  As discussed in Note 2, the maximum borrowing capacity on the 2013 Loan and Security Agreement was reduced from $10 million to $7 million in connection with the Acquisition on April 17, 2015, (subject to increase to up to $12 million in certain circumstances, subject to the Senior Lender’s consent, as provided in the 2013 Loan and Security Agreement). Eligible Receivables do not include certain other receivables deemed ineligible by the Senior Lender. On August 10, 2015, the Company entered into and consummated a Fourth Amendment to the Loan and Security Agreement (the "Fourth Amendment") (as amended, the "2013 Loan and Security Agreement") with ACF FinCo I LP ("ACF" or the "Senior Lender"), the assignee of Keltic Financial Partners II, LP ("Ares"). The Fourth Amendment added the AHS receivables to the borrowing base. Available borrowing capacity, net of the discretionary reserve and current amounts outstanding, was $2.2 million as of November 10, 2015. As of September 30, 2015, the Company had $3.4 million borrowings outstanding under the 2013 Loan and Security Agreement.

The 2013 Loan and Security Agreement and the Third Amendment contain various covenants, including financial covenants which require the Company to achieve a minimum EBITDA amount beginning with the twelve month period ended September 30, 2015. Refer to Note 2 regarding additional discussion of financial covenants. As of September 30, 2015, the Company had not met the minimum required EBITDA amount of negative $3.0 million and has obtained a Waiver and Fifth Amendment related to the EBITDA measurement period ended September 30, 2015. The Fifth Amendment requires the Company to raise an aggregate amount in additional equity of not less than $4.0 million of which not less than $1.5 million shall be received on or before February 28, 2016, and the balance shall be received on or before June 30, 2016, which is outside the Company’s control.

Interest on revolving credit loans is calculated based on the greater of (i) the annualized prime rate plus 2.75%, (ii) the 90 day LIBOR rate plus 5.25%, and (iii) 6% per annum. The interest rate on the 2013 Loan and Security Agreement was 6% as of September 30, 2015. The Company is obligated to pay, on a monthly basis in arrears, an annual facility fee equal to 1% of the revolving credit limit. During the three month periods ended September 30, 2015 and 2014, the Company incurred facility fees of $0.03 million and $0.05 million, respectively. During the nine month periods ended September 30, 2015 and 2014, the Company incurred facility fees of $0.1 million and $0.1 million, respectively.

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

The outstanding principal balance under the Credit Agreement bears interest at an adjustable rate per annum equal to the LIBOR Rate (subject to a minimum amount of one percent (1.0%)) plus fourteen percent (14.0%) and will be due and payable quarterly, in arrears, commencing on August 14, 2015. Upon the earlier of (a) the maturity date on April 17, 2018, or (b) full repayment of the Term Loan, whether by acceleration or otherwise, the Company is required to pay an exit fee equal to eight percent (8%) of the aggregate principal amount of all term loans advanced under the Credit Agreement. The Company is recognizing the exit fee over the term of the Term Loan through an accretion accrual to interest expense using the effective interest method.

The following table summarizes the components of interest expense for the three and nine month periods ended September 30, 2015:

(in thousands)	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Interest expense Term Loan (interest at LIBOR, plus 14%)	$188	$342
Accretion of termination fees (over term of Term Loan at rate of 8%)	21	48
Amortization of deferred financing costs	48	328
Accretion of debt discount associated with Warrant	138	320
Accretion of discount associated with additional warrant feature	47	109
Mark to market of the additional warrant feature	(74)	(74)
Other interest expense	20	24
Total	$388	$1,097

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

The Company is obligated under a lease related to the discontinued Hooper Holmes Services operations center through 2018 and has ceased use of this facility. The Company is still the primary lessee under operating leases for 9 Portamedic branch offices and has recorded a facility closure obligation related to the above mentioned leases for future rent payments not utilized for continuing operations and such related costs are recorded in the reporting for discontinued operations. The Company had recorded a facility closure obligation of $0.8 million as of September 30, 2015, related to the above mentioned leases.

The Company has employment agreements with certain executive employees that provide for payment of base salary for up to a one year period in the event their employment with the Company is terminated in certain circumstances, including following a change in control, as further defined in the agreements.

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

Note 11: Litigation

On May 24, 2012, a complaint was filed against the Company in the United States District Court for the District of New Jersey alleging, among other things, that the Company failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaint seeks an award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company filed an answer denying the substantive allegations therein. As of the date of this filing, the Company’s Motion to Reconsider an earlier

Report and Recommendation conditionally certifying the class of all contract examiners from August 16, 2010, to the present is on hold while the parties pursue the possibility of settlement. If the case is not resolved and if the Magistrate's decision stands, notice will be sent to contractors who performed work for the Company within this time period. The claim is not covered by insurance, and the Company is incurring legal costs to defend the litigation which are recorded in continuing operations. This matter relates to the former Portamedic service line for which the Company retained liability. The Company has determined that losses related to the remaining complaint are not estimable or probable.

The Company is a party to a number of other legal actions arising in the ordinary course of its business. In the opinion of management, the Company has substantial legal defenses and/or insurance coverage with respect to all of its pending legal actions.

Note 12: Income Taxes

The Company recorded tax expense of less than $0.02 million for each of the three and nine month periods ended September 30, 2015 and 2014, respectively, reflecting a state tax liability to one state. No amounts were recorded for unrecognized tax benefits or for the payment of interest and penalties during the three and nine month periods ended September 30, 2015 and 2014. No federal or state tax benefits were recorded relating to the current year loss, as the Company continues to believe that a full valuation allowance is required on its net deferred tax assets.
The tax years 2012 through 2014 may be subject to federal examination and assessment. Tax years from 2006 through 2011 remain open solely for purposes of federal and certain state examination of net operating loss and credit carryforwards. State income tax returns may be subject to examination for tax years 2010 through 2014, depending on state tax statute of limitations.

As of December 31, 2014, the Company had U.S. federal and state net operating loss carryforwards of $159.6 million and $143.9 million, respectively. There has been no significant change in these balances as of September 30, 2015. The net operating loss carryforwards, if not utilized, will expire in the years 2015 through 2034.

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

•	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company estimated the fair value of the derivative liability using the Black-Scholes valuation model, which is a Level 3 valuation technique.

	September 30, 2015
(in thousands)	Face Value	Fair Value	Carrying Amount
Term Loan	$5,000	$3,758	$1,865
Derivative liability	1,250	$834	834

Note 14: Subsequent Events

On November 12, 2015, the Company filed a registration statement on Form S-1 with the SEC, which disclosed the Company’s intention to commence a rights offering of the Company’s common stock. The Company plans to make the rights offering by distributing subscription rights to shareholders owning Company common stock on the record date. The record date for the offering has not yet been determined. Each subscription right will entitle a shareholder to purchase shares of the Company’s common stock in the offering on a pro rata basis and will include an oversubscription right to allow a shareholder that has exercised all of its basic subscription rights to purchase, again on a pro rata basis, any shares subject to the offering but not subscribed for by the shareholders under their basic subscription rights. The Company intends to raise $4 million through the rights offering, but the number of shares of common stock to be issued and the subscription price per share have not yet been determined.

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

During 2014, we transitioned out of the life insurance industry to focus on the Health and Wellness business. As a part of the transition, we reduced our corporate fixed cost structure by evaluating head count, professional fees, and other expenses. We continue to focus our attention on our long-term strategy and believe we have the necessary assets to make the most of our immediate opportunities while positioning us for long-term growth. In order for us to maintain compliance with the minimum EBITDA covenants over the term of our loan agreements, we must achieve operating results which reflect continuing improvements over the first nine months of 2015's results, including the successful integration of the Acquisition. We have ongoing initiatives to increase the flexibility of our variable cost structure to improve our scalability with changes in screening volumes. We believe the acquisition of AHS advances our strategy to diversify our revenue base, add scale, increase screening volumes, and more efficiently utilize our health professional network. The Acquisition will allow us to better leverage our capabilities while maintaining a smaller corporate footprint.

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three and nine month periods ended September 30, 2015 and 2014

The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Revenues	$9,272	$7,875	$22,615	$21,852
Cost of operations	7,143	6,021	18,060	16,193
Gross profit	$2,129	$1,854	$4,555	$5,659
Selling, general and administrative expense	3,740	3,541	10,212	12,007
Transaction costs	57	—	737	—
Gain on sale of real estate	—	(1,830)	—	(1,830)
Interest expense, net	(388)	(61)	(1,097)	(156)
Income tax expense	5	5	15	15
Income (loss) from continuing operations	$(2,061)	$77	$(7,506)	$(4,689)
Income (loss) from discontinued operations, net of tax	(57)	(1,385)	(82)	(2,117)
Net loss	$(2,118)	$(1,308)	$(7,588)	$(6,806)

Revenue - The table below sets forth our consolidated revenue for the periods indicated:

(dollars in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change

Revenue	$9,272	$7,875	17.7%	$22,615	$21,852	3.5%

Consolidated revenues for the three month period ended September 30, 2015, were $9.3 million, an increase of $1.4 million, or 17.7%, from the prior year period, which is partially due to the addition of AHS revenue of $3.8 million with the Acquisition. This increase was offset by reduced screening volume associated with a long-term clinical study contract per its planned research program. This factor led to a reduction of $1.4 million in screening revenue for the three month period ended September 30, 2015.

Consolidated revenues for the nine month period ended September 30, 2015, were $22.6 million, an increase of $0.8 million, or 3.5%, from the prior year period. The increase was due to sales growth to new customers but was offset by reduced screening volume associated with a long-term clinical study contract per its planned research program and one large customer that decided not to screen in 2015. These two factors led to a reduction of $3.7 million in screening revenue for the nine month period ended September 30, 2015. The addition of AHS revenue of $6.5 million with the Acquisition offset this decrease.

Consolidated revenues includes third party kit revenue for the three month periods ended September 30, 2015 and 2014, of $0.2 million and $0.2 million, respectively, and for the nine month periods ended September 30, 2015 and 2014, of $0.9 million and $0.6 million, respectively.

Screening Units - The table below sets forth the number of screening units for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change

Number of Screenings	139,000	119,000	16.8%	363,000	347,000	4.6%

The Company completed 139,000 screenings during the three month period ended September 30, 2015, for an increase of 16.8% from the prior year period, which is due to the addition of AHS screening units with the Acquisition. This increase was offset by a reduced screening volume of 4,500 screenings associated with a long-term clinical study contract per its planned research program.

The Company completed 363,000 screenings during the nine month period ended September 30, 2015, for an increase of 4.6% from the prior year period. The increase was due to the addition of AHS screening units with the Acquisition, partially offset by reduced screening volume associated with a long-term clinical study contract per its planned research program and one large customer that decided not to screen in 2015. These two factors led to a reduction of approximately 47,000 screenings for the nine month period ended September 30, 2015.

Cost of Operations - The table below sets forth our consolidated cost of operations for the periods indicated:

(in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	% of Revenue	2014	% of Revenue	2015	% of Revenue	2014	% of Revenue
Cost of Operations	$7,143	77.0%	$6,021	76.5%	$18,060	79.9%	$16,193	74.1%

Cost of operations, as a percentage of revenue, was 77.0% and 76.5% for the three month periods ended September 30, 2015 and 2014, respectively, and was 79.9% and 74.1% for the nine month periods ended September 30, 2015 and 2014, respectively. The decrease in gross profit for the nine month period ended September 30, 2015, is due to the absence of a long-term clinical study contract per its planned research program that had higher than average margins in 2014, in addition to increases in event and field management labor and travel costs for field specialists and health professionals. We consider these costs effectively as investments in our operations in an effort to drive higher customer service satisfaction levels, while continuing to conduct events in all parts of the United States. We will continue to invest in improving customer service levels as appropriate and may see a continuation of reduced gross margins in periods of lower screening volume. Additionally, our cost of sales has a certain element of fixed costs that are required to maintain customer service levels and cannot easily be reduced in periods of lower screening volume. However, AHS product offerings obtained with the Acquisition partially offset the decrease in gross profit.

Selling, General and Administrative Expenses - The table below sets forth our consolidated SG&A expenses for the periods indicated:

(in thousands)	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Selling, general and administrative expenses	$3,740	$3,541	$199	$10,212	$12,007	$(1,795)

SG&A expenses for the three month period ended September 30, 2015, increased $0.2 million to $3.7 million compared to the prior year period. The increase in SG&A for the three month period ended September 30, 2015, is due to costs incurred to transition services purchased with the Acquisition. We incurred $0.2 million and $0.5 million of costs in connection with integrating the acquisition during each of the three and nine month periods ended September 30, 2015. Transition costs incurred during the third quarter of 2015 primarily relate to transition services purchased from the Seller and the ongoing transition of information technology infrastructure.

SG&A expenses for the nine month period ended September 30, 2015, decreased $1.8 million to $10.2 million compared to the prior year period. The decrease in SG&A is due to efficiencies achieved in connection with the relocation of the corporate headquarters. SG&A for the three and nine month periods ended September 30, 2014, also includes $0.2 million and $1.8 million, respectively, of transition costs associated with maintaining the Basking Ridge, New Jersey, real estate prior to its sale as well as ongoing transition of information technology infrastructure.

Gain on Sale of Real Estate

During the three and nine month periods ended September 30, 2014, we also recorded a gain on sale of real estate of $1.8 million in connection with the sale of the real estate in Basking Ridge, New Jersey on August 7, 2014.

Transaction Costs

During the three and nine month periods ended September 30, 2015, we incurred $0.1 million and $0.7 million, respectively, of transaction costs in connection with the Acquisition, primarily legal and professional fees.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the three month period ended September 30, 2015, was $1.7 million, compared to a consolidated operating income from continuing operations for the three month period ended September 30, 2014, of $0.1 million. Consolidated operating loss for the nine month periods ended September 30, 2015 and 2014, was $6.4 million and $4.5 million, respectively. The decrease is primarily due to the gain on the sale of real estate of $1.8 million recorded in the three and nine month periods ended September 30, 2014.

Interest Expense, Net

Interest Expense, net, for the three and nine month periods ended September 30, 2015, was $0.4 million and $1.1 million, respectively. There was no significant interest expense recorded for the three and nine month periods ended September 30, 2014. The increase is due to the financing obtained for the Acquisition, including interest on the Term Loan and accretion of the termination fees and debt discount.

Discontinued Operations

Discontinued operations, net, was a loss of $1.4 million and $2.1 million for the three and nine month periods ended September 30, 2014. There was no significant activity in discontinued operations during the three and nine month periods ended September 30, 2015. Discontinued operations represent the net results of operations and adjustments during the periods presented for the Heritage Labs, Hooper Holmes Services, and Portamedic businesses.

Net Loss

Net loss for the three month period ended September 30, 2015, was $2.1 million, or $0.03 per share on both a basic and diluted basis, as compared to a net loss of $1.3 million, or $0.02 per share on both a basic and diluted basis for the three month period ended September 30, 2014. Net loss for the nine month period ended September 30, 2015, was $7.6 million, or $0.10 per share on both a basic and diluted basis, as compared to a net loss of $6.8 million, or $0.10 per share on both a basic and diluted basis for the nine month period ended September 30, 2014.

Liquidity and Capital Resources

Our primary sources of liquidity are our cash and cash equivalents as well as availability under our 2013 Loan and Security Agreement (as amended, the "2013 Loan and Security Agreement"). At September 30, 2015, we had $1.5 million in cash and cash equivalents and had $3.4 million outstanding under the 2013 Loan and Security Agreement, with available borrowing capacity of $0.6 million. As discussed in Note 3, we entered into the Credit Agreement on April 17, 2015, for a $5.0 million term loan, which provided funding for the cash component of the Acquisition. After the $4.0 million payment for the Acquisition, the origination fee and related legal costs, we received approximately $0.8 million in net proceeds from the Term Loan.

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

We present our cash flows inclusive of the Portamedic, Heritage Lab, and Hooper Holmes Services service lines, which is the way our cash flows have been presented historically. Given the nature of our business, we have not historically separated much of our working capital by service line and thus we are not able to reliably distinguish between continuing and discontinued operations in our consolidated statements of cash flows for the nine month period ended September 30, 2014. As such, changes in accounts payable, accounts receivable, inventory and other financial line items associated with the Portamedic, Heritage Labs, and Hooper Holmes Services service lines may impact future cash flow statement presentation. We provide information about the impact of Portamedic, Heritage Labs, and Hooper Holmes Services on our cash flows below in the discussion of our cash flows from operating, investing, and financing activities. Activities negatively affecting our cash flows for the nine month period ended September 30, 2015, include:

•
a net loss of $7.6 million offset by non-cash charges of $2.3 million in depreciation and amortization expense, amortization of debt discount, and amortization of deferred financing fees; and $0.4 million in share-based compensation expense; and

•	an increase in accounts receivable of $3.5 million.

We received net proceeds from financing activities of $8.0 million which were used primarily to fund the Acquisition.

2013 Loan and Security Agreement

We maintain the 2013 Loan and Security Agreement with ACF FinCo I LP ("ACF" or "Senior Lender"), the assignee of Keltic Financial Partners II, LP ("Ares"). Borrowings under the 2013 Loan and Security Agreement are used for working capital purposes and capital expenditures. The amount available for borrowing is less than the $7 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  We have an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables (as defined in the 2013 Loan and Security Agreement) up to $7 million under this facility. As discussed in Note 3, the maximum borrowing capacity on the 2013 Loan and Security Agreement was reduced to $7 million in the Third Amendment to the Loan and Security Agreement (the "Third Amendment") (subject to an increase to up to $12 million in certain circumstances, subject to the Senior Lender's consent). Eligible Receivables do not include certain receivables deemed ineligible by the lender. On August 10, 2015, the Company entered into and consummated a Fourth Amendment to the Loan and Security Agreement (the "Fourth Amendment") (as amended, the "2013 Loan and Security Agreement") with ACF FinCo I LP ("ACF" or the "Senior Lender"), the assignee of Keltic Financial Partners II, LP ("Ares"). The Fourth Amendment added the AHS receivables to the borrowing base. Available borrowing capacity, net of the discretionary reserve and current amounts outstanding, was $2.2 million as of November 10, 2015. As of September 30, 2015, we had $3.4 million borrowings outstanding under the 2013 Loan and Security Agreement.

The 2013 Loan and Security Agreement and the Third Amendment contain various covenants, including financial covenants which require us to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation and amortization). The Third Amendment contains minimum EBITDA covenants of negative $0.3 million for the twelve month period ended September 30, 2015; positive $0.8 million for the twelve month period ending December 31, 2015; positive $1.85 million for the twelve month period ending March 31, 2016; and positive $2.7 million for the twelve month period ending June 30, 2016. As of September 30, 2015, the Company had not met the minimum required EBITDA amount of negative $3.0 million and has obtained a Waiver and Fifth Amendment related to the EBITDA measurement period ended September 30, 2015. The Fifth Amendment requires the Company to raise an aggregate amount in additional equity of not less than $4.0 million of which not less than $1.5 million shall be received on or before February 28, 2016, and the balance shall be received on or before June 30, 2016, which is outside the Company’s control.

The Company is also working with Ares to modify the financial covenants of the 2013 Loan and Security Agreement in an effort to be more in-line with the Company's operations and strategy going forward, including consideration of the EBITDA measurement period for the twelve month period ending December 31, 2015. In September 2015, the Company revised its 2015 and 2016 forecast in response to its not meeting the EBITDA covenant for the twelve months ended September 30, 2015. Under the revised forecast, the Company currently expects to report lower EBITDA than is required in our 2013 Loan and Security Agreement and does not expect to comply with the EBITDA covenant for the twelve months ending December 31, 2015. If the Company is not able to successfully execute favorable amendments to the existing credit facility, the Company's borrowing capacity will be limited. Additionally, the Company continues to have limitations on the maximum amount of capital expenditures for each fiscal year.

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

The outstanding principal balance under the Credit Agreement bears interest at an adjustable rate per annum equal to the LIBOR Rate (subject to a minimum amount of one percent (1.0%)) plus fourteen percent (14.0%) and will be due and payable quarterly, commencing on August 14, 2015. Upon the earlier of (a) the maturity date of April 17, 2018, or (b) full repayment of the Term Loan, whether by acceleration or otherwise, we are required to pay an exit fee equal to eight percent (8%) of the aggregate principal amount of all term loans advanced under the Credit Agreement.

The Credit Agreement also contains certain financial covenants, including certain minimum aggregate revenue and EBITDA requirements and requirements regarding consolidated unencumbered liquid assets. The Credit Agreement also contains minimum aggregate revenue covenants of $27.5 million for the twelve month period ended September 30, 2015; $34 million for the twelve month period ending December 31, 2015; $38 million for the twelve month period ending March 31, 2016; and $40 million for the twelve month period ending June 30, 2016. The Credit Agreement also contains a minimum EBITDA covenant of one dollar for the twelve month period ending March 31, 2016, and $1.0 million for the twelve month period ending June 30, 2016, with subsequent quarterly measurement dates and EBITDA requirements through the life of the Credit Agreement.

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

The Acquisition of AHS required us to enter into the Credit Agreement with the Lenders. In association with the Acquisition, we also incurred transaction expenses and legal and professional fees. During the nine month period ended September 30, 2015, we incurred $0.7 million in legal and professional fees associated with the Acquisition.

Additionally, the Acquisition provides new product and service capabilities. Associated with these expanded capabilities are new staff, new systems, and new customers. During the three and nine month periods ended September 30, 2015, we incurred $0.2 million and $0.5 million, respectively, of costs in connection with integrating the Acquisition, which are recorded in selling, general and administrative expenses. Costs incurred during the third quarter of 2015 primarily relate to transition services purchased from the Seller and the ongoing transition of information technology infrastructure. The integration of AHS will continue into the 4th quarter of 2015, and we will continue to incur certain transition costs associated with integrating the two companies, which could adversely affect liquidity.

During 2014, we transitioned out of the life insurance industry to focus on the Health and Wellness business. As a part of the transition, we reduced our corporate fixed cost structure by evaluating head count, professional fees, and other expenses. We continue to focus our attention on a long-term Health and Wellness strategy and believe we have the necessary assets to make the most of our immediate opportunities while positioning for long-term growth. In order for us to maintain compliance with the minimum EBITDA covenants over the term of our credit facilities, we must achieve operating results which reflect significant improvements over the first nine months of 2015's results, including the successful integration of the Acquisition.

Our ability to satisfy our liquidity needs and meet future covenants is primarily dependent on growing revenues, improving profitability, and raising additional equity as noted above. These profitability improvements primarily include the successful integration of AHS and expansion of our presence in the Health and Wellness marketplace. We must increase biometric screening volumes in order to cover our fixed cost structure and improve gross profits. These improvements may be outside of management’s control. The integration of AHS and marketplace expansion may require additional costs to grow and operate the newly integrated entity, which we must recover through expanded revenues. If we are unable to increase volumes or control integration or operating costs, liquidity may adversely be affected.

We had $3.4 million borrowings outstanding under the 2013 Loan and Security Agreement as of September 30, 2015. Given the seasonal nature of our operations, which are largely dependent on second half volumes, management expects to continue using the revolver in 2015.

Given the Company’s performance in the first nine months of 2015, the Company reported EBITDA for the twelve-month period ended September 30, 2015, that was below the current covenant outlined in the 2013 Loan and Security Agreement. As noted above, the lender recently waived the minimum EBITDA covenant for September 30, 2015, and the Company is also working with Ares to modify the financial covenants of the 2013 Loan and Security Agreement in an effort to be more in-line with the Company's operations and strategy going forward. There can be no assurance that cash flows from operations, combined with any additional borrowings available to the Company, will be obtainable in an amount sufficient to enable the Company to repay its indebtedness, or to fund other liquidity needs.  The 2015 Credit Agreement, along with the 2013 Loan and Security Agreement, contain numerous covenants, including financial covenants.  If the Company is unable to remain in compliance with all of its covenants, or obtain a waiver from the lender, the lenders would have the ability to accelerate all outstanding debt which would have a material adverse impact on the Company's business. Obtaining a waiver and modifying the financial covenants depends on matters that are outside of management’s control and there can be no assurance that management will be successful in these regards. Management presently expects that results of operations will not be sufficient to allow the Company to comply with the EBITDA covenant for the twelve months ending December 31, 2015, in its 2013 Loan and Security Agreement. If that were to happen and in the event that the Company was unable to modify the covenants, find new or additional lenders, or raise additional equity, the Company would be considered in default, which would then enable applicable lenders to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on the Company’s business.

Cash Flows from Operating, Investing, and Financing Activities

We discuss below the cash flows from operating, investing, and financing activities for the nine month periods ended September 30, 2015 and 2014, inclusive of discontinued operations. Future cash flows from operating, investing, and financing activities may change as a result of our relocation to Kansas and related restructuring activities. Since we historically have not tracked accounts receivable, accounts payable and other accounts by service line, our continuing operations and the Portamedic, Heritage Labs, and Hooper Holmes Services service lines had customers and suppliers in common, and our continuing and discontinued operations shared certain selling, general and administrative services, we do not have reliable information for the historical impact of Portamedic, Heritage Labs, and Hooper Holmes Services on our cash flows.

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

Cash Flows from Operating Activities

For the nine month period ended September 30, 2015, net cash used in operating activities was $6.9 million, compared to $4.9 million in the prior year period.

The net cash used in operating activities for the nine month period ended September 30, 2015, reflects a net loss of $7.6 million, which was offset by non-cash charges of $2.3 million in depreciation and amortization expense, amortization of debt discount, and amortization of deferred financing fees; and $0.4 million in share-based compensation expense. Changes in working capital included an increase in accounts receivable of $3.5 million, which were offset by an increase in accounts payable and accrued expenses of $2.0 million.

Our consolidated days sales outstanding ("DSO"), measured on a rolling 90-day basis, was 61.7 days at September 30, 2015, compared to 35.9 days at December 31, 2014, and 81.3 days at September 30, 2014, with the change from year end due to timing of large customer receipts. We experience a timing difference between the operating expense and cash collection of the associated revenue based on Health and Wellness customer payment terms. Historically, our accounts receivable balances and our DSO are near their highest point in September and their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out.

Cash Flows provided by Investing Activities

We used $0.8 million and $0.8 million, respectively, for the nine month periods ended September 30, 2015 and 2014, for capital expenditures. We used $4.0 million for the nine month period ended September 30, 2015, to acquire AHS on April 17, 2015. For the nine month period ended September 30, 2014, we also received $0.7 million for payment of the Holdback Amount from the sale of Portamedic.

Cash Flows provided by Financing Activities

For the nine month period ended September 30, 2015, we received $5.0 million related to the proceeds from the Term Loan which was partially offset by $0.4 million incurred for debt financing fees. We also had net borrowings under the credit facility of $3.4 million for the nine month period ended September 30, 2015. There were no significant cash flows from financing activities during the nine month period ended September 30, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Dividends

No dividends were paid during the nine month periods ended September 30, 2015 and 2014. We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2013 Loan and Security Agreement and our Credit Agreement, each as described in Note 9 to the unaudited interim consolidated financial statements.

Contractual Obligations

The following table sets forth our schedule of contractual obligations at September 30, 2015, including future minimum lease payments under non-cancelable operating leases and employment contract payments:

(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
2013 Loan and Security Agreement	$3,395	$3,395	$—	$—	$—
Term Loan	5,000	1,200	3,800	—	—
Operating Lease Obligations	5,454	487	4,967	—	—
Employment Contracts	575	575	—	—	—
Total	$14,424	$5,657	$8,767	$—	$—

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

As of September 30, 2015, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer,

to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

As discussed in Note 3, the Company entered into and consummated the Acquisition of Accountable Health Solutions, Inc. on April 17, 2015. The Company is assessing the full financial reporting impact of this transaction. Except for any changes in internal controls related to the integration of the Acquisition, as well as recent management departures, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1	Legal Proceedings

On May 24, 2012, a complaint was filed against the Company in the United States District Court for the District of New Jersey alleging, among other things, that the Company failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaints seek award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company filed an answer denying the substantive allegations therein. On August 1, 2014, the Magistrate Judge issued a Report and Recommendation to conditionally certify the class of all contract examiners from August 16, 2010, to the present. On August 29, 2014, the Company submitted its objections to the Report and Recommendation of the Magistrate Judge. The Magistrate’s ruling concerning those objections is on hold while the parties pursue the possibility of a settlement. If the case is not resolved, and if the Magistrate's decision stands, notice will be sent to contractors who performed work for the Company within this time period. The claim is not covered by insurance, and the Company is incurring legal costs to defend the litigation which are recorded in continuing operations. This matter relates to the former Portamedic service line for which the Company retained liability.

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

We cannot assure you that cash flows from operations, combined with any additional borrowings available to us, will be obtainable in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs. The Credit Agreement, along with our 2013 Loan and Security Agreement, contain numerous covenants, including financial covenants. As of September 30, 2015, the Company had not met the minimum required EBITDA amount of negative $3.0 million and has obtained a Waiver and Fifth Amendment related to the EBITDA measurement period ended September 30, 2015. The Fifth Amendment requires the Company to raise an aggregate amount in additional equity of not less than $4.0 million of which not less than $1.5 million shall be received on or before February 28, 2016, and the balance shall be received on or before June 30, 2016, which is outside the Company’s control.
The Company is also working with Ares to modify the financial covenants of the 2013 Loan and Security Agreement in an effort to be more in-line with the Company's operations and strategy going forward, including consideration of the EBITDA measurement period for the twelve month period ending December 31, 2015. In September 2015, the Company revised its 2015 and 2016 forecast in response to its not meeting the EBITDA covenant for the twelve months ended September 30, 2015. Under the revised forecast, the Company currently expects to report lower EBITDA than is required in our 2013 Loan and Security Agreement and does not expect to comply with the EBITDA covenant for the twelve months ending December 31, 2015. If the Company is not able to successfully execute favorable amendments to the existing credit facility, the Company's borrowing capacity will be limited. Additionally, the Company continues to have limitations on the maximum amount of capital expenditures for each fiscal year.

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

Share Issuances

As previously reported in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, filed on May 14, 2015, we entered into and consummated the Purchase Agreement on April 17, 2015, among the Company and certain of its subsidiaries, AHS, and Shareholder. Pursuant to the Purchase Agreement, we acquired the assets and certain liabilities representing the health and wellness business of the Seller for approximately $7 million - $4 million in cash and up to 6,500,000 shares of our common stock, $0.04 par value, with a value of $3.0 million, subject to a working capital adjustment as described in the Purchase Agreement. At the closing of the Purchase Agreement, we issued and delivered 5,576,087 shares of Common Stock to the Shareholder at closing and issued and held back 326,087 shares of Common Stock for the working capital adjustment, which were subsequently released on October 9, 2015, and 597,826 shares of Common Stock for indemnification purposes. No additional shares will be issued under the terms of the Purchase Agreement. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, which provides an exemption for private offerings of securities.

Share Repurchases

We did not purchase any shares of our common stock during the nine month periods ended September 30, 2015 and 2014.

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

10.1(a)
Consent and Fourth Amendment to Loan and Security Agreement, dated August 10, 2015, between ACF FinCo I LP, as assignee of Keltic Financial Partners II, LP, and Hooper Holmes, Inc. (Incorporated by reference to Exhibit 10.1(a) to the Company’s Current Report on Form 8-K, File No. 001-09972, filed on August 13, 2015).

10.1(b)
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

10.1(e)
Joinder Agreement and First Amendment to Pledge Agreement by and between Hooper Holmes, Inc., Hooper Wellness, LLC. and ACF FinCo I LP., as assignee of Keltic Financial Partners II, LP (Incorporated by Reference to Exhibit 10.1(e) to the Company’s Current Report on Form 8-K, File No. 001-09972, filed on April 21, 2015).

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

Dated: November 13, 2015

By: /s/ Henry E. Dubois
Henry E. Dubois
Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Steven R. Balthazor
Steven R. Balthazor
Chief Financial Officer (Principal Financial and Accounting Officer)