Form 10-K
period 2015-12-31
HOOPER HOLMES INC
filed 2016-03-30
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015

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
Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates of the Registrant (72,100,000), based on the closing price of these shares on June 30, 2015, (the last business day of the registrant’s most recently completed second fiscal quarter) on the NYSE MKT, was $13,700,000.

The number of shares outstanding of the Registrant’s common stock as of February 29, 2016, was 117,043,442.

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant’s proxy statement for the Registrant’s Annual Meeting of Shareholders to be held on June 8, 2016, to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2015.

FORM 10K

PART 1

In this Report, the terms “Hooper Holmes,” “Company,” “we,” “us” and “our” refer to Hooper Holmes, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Report") contains forward-looking statements within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, but not limited to, statements about our plans, strategies and prospects.  When used in this Report, the words “expects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margins, and operating and net profits and losses.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, risks related to customer concerns about our financial health, our liquidity, uncertainty as to our working capital requirements over the next 12 to 24 months, our ability to maintain compliance with the financial covenants contained in our credit facility and term loan, declines in our business, our competition, and our ability to retain and grow our customer base and its related impact on revenue, our ability to recognize operational efficiencies and reduce costs, our ability to realize the expected benefits from the acquisition of Accountable Health Solutions and our strategic alliance with Clinical Reference Laboratory, as well as risks discussed in Item 1A Risk Factors, below. Investors should consider these factors before deciding to make or maintain an investment in our securities. The forward-looking statements included in this Report are based on information available to us as of the date of this Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

ITEM 1	Business

Overview

Our Company was founded in 1899. We are a publicly-traded New York corporation whose shares of common stock are listed on the NYSE MKT.  Our corporate headquarters are located in Olathe, Kansas, where our Health and Wellness operating center is located. Over the last 40 years, our business focus has been on providing health risk assessment services, recently expanding into wellness and health improvement services with the acquisition of Accountable Health Solutions, Inc ("AHS"). This expansion uniquely positions Hooper Holmes to transform and capitalize on the large and growing health and wellness market as one of the only publicly traded, end-to-end health & wellness companies.

We provide on-site screenings, laboratory testing, risk assessment and sample collection services to individuals as part of comprehensive health and wellness programs offered through corporate and government employers as well as to clinical research organizations.  Through our subsidiary AHS, we expanded our capabilities to also include telephonic health coaching, wellness portals, and data analytics and reporting services. We are engaged by the organizations sponsoring such programs, including corporate and government employers, health plans, hospital systems, health care management companies, wellness companies, brokers and consultants, disease management organizations, reward administrators, third party administrators, clinical research organizations and academic institutions.  We provide these services through a national network of health professionals, trained and certified to deliver quality service.
The majority of large employers that offer health benefits today also offer at least some wellness programs in an effort to promote employee health and productivity and reduce health related costs.  Through screenings, plan sponsors help employees learn of existing and/or potential health risks. Through corporate wellness, they provide education and health improvement tools and gain the ability to systematically reward employees for good, healthy behaviors and for actual health enhancement metrics, frequently awarded as a reduction in annual medical premiums or contributions to an employee’s Health Savings Account (HSA). By combining both aspects under a single organization, Hooper Holmes creates a seamless, end-to-end experience for members and drives improved engagement and outcomes for our clients.
Today, we service more than 200 direct clients representing nearly 3,000 employers and up to 1,000,000 participants. In the past year, we delivered over 500,000 screenings and are on track to continue year-over-year growth through a combination of our direct, channel partner, and clinical research organization partners as well as through the addition of new customers.

Our screening business is subject to some seasonality, with the second quarter sales typically dropping below other quarters and the third and fourth quarter sales typically the strongest quarters due to increased demand for screenings from mid-August through November related to annual benefit renewal cycles. Our wellness services business is more constant, though there are some variations due to the timing of the health coaching programs which are billed per participant, typically starting soon after the conclusion of onsite screening events. In addition to our Screening and Health and Wellness Service operations, we generate ancillary revenue through the assembly of medical kits for sale to third parties.

We believe that the overall market for our health and wellness services is growing and we expect it will continue to grow with the increased nationwide focus on healthcare, cost-containment, and well-being/productivity initiatives. Under the wellness rules for the Affordable Care Act (ACA) that took effect in January 2014, companies are permitted to offer a reward of up to 30 percent of the cost of health coverage costs for employees who complete participatory (health-contingent) wellness programs including risk assessments or biometric tests such as Body Mass Index and waist measurements.

The latest 2015 survey on wellness programs from Fidelity Investments and the National Business Group on Health (NBGH) reveals that employers are continuing to expand their corporate health improvement and wellness programs to improve employee health and create a more positive workplace culture. Almost 80 percent of employers are offering wellness and health improvement programs, spending on average a record $693 per worker. According to the survey, the three most popular incentive-based health improvement programs for 2015 are biometric screenings (72% of employers plan to offer this program), health risk assessments (70%), and physical activity programs (54%).

Recent Events

Acquisition

On April 17, 2015, we entered into and consummated an Asset Purchase Agreement (the "Purchase Agreement") among us and certain of our subsidiaries, Accountable Health Solutions, Inc. (the "Seller" or "AHS") and Accountable Health, Inc.

("Shareholder"). Pursuant to the Purchase Agreement, we acquired the assets and certain liabilities representing the health and wellness business of the Seller for approximately $7.0 million - $4.0 million in cash and 6,500,000 shares of our common stock, $0.04 par value, with a value of $3.0 million, which was subject to a working capital adjustment as described in the Purchase Agreement (the "Acquisition"). Refer to Note 3 for additional discussion regarding the Acquisition.

In connection with the Acquisition, we entered into and consummated a Consent and Third Amendment to the Loan and Security Agreement (the "Third Amendment") to the Loan and Security Agreement (as amended, the "2013 Loan and Security Agreement") with ACF FinCo I LP ("ACF" or the "Senior Lender"), the assignee of Keltic Financial Partners II, LP ("Ares"). The 2013 Loan and Security Agreement provides a revolving credit facility which is secured and repaid as set forth therein. The Senior Lender consented to the Acquisition, the maximum borrowing capacity under the 2013 Loan and Security Agreement was reduced from $10 million to $7 million (subject to increase to up to $12 million in certain circumstances, subject to the Senior Lender’s consent, as provided in the 2013 Loan and Security Agreement) and the expiration was extended through February 28, 2019. We paid an amendment fee of $0.1 million in connection with the Third Amendment.

In order to fund the Acquisition, we entered into and consummated a Credit Agreement (the "Credit Agreement") with SWK Funding LLC as the agent ("Agent") on April 17, 2015, and the lenders (including SWK Funding LLC) party thereto from time to time (the "Lenders"). The Credit Agreement provides us with a $5.0 million term loan (the "Term Loan") (refer to Note 3 and Note 10).

Rights Offering

On January 25, 2016, we completed a rights offering to current shareholders, in which we raised $3.5 million that is being used to fund working capital. Refer to Note 17 for additional discussion regarding the rights offering.

Additional Equity Contributions

On March 28, 2016, we received $1,200,000 in additional equity by issuing 10,000,000 shares of our common stock, $0.04 par value, to 200 NNH, LLC, (the "Investor") a new private investor, which will be used to fund working capital. Pursuant to the Stock Purchase Agreement, there is a lock-up period of 18 months, during which time the Investor cannot sell the shares acquired. The Investor also has the right to send a representative to meetings of our Board of Directors as a non-voting observer for so long as the Investor owns at least 5% of our outstanding shares. The foregoing description of the Stock Purchase Agreement is qualified in its entirety by reference to the full text of the Stock Purchase Agreement, attached hereto as Exhibit 10.43 and incorporated herein by reference.

Liquidity

The accompanying financial statements have been prepared assuming that we will continue as a going concern. The uncertainty regarding our ability to generate sufficient cash flows and liquidity to fund operations raises substantial doubt about our ability to continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future). These financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to continue to monitor our liquidity carefully, work to reduce this uncertainty, and address our cash needs by raising additional equity, as noted above, renegotiating our financial covenants (refer to Note 2), reducing costs, and increasing revenues.

Description of Services

We formed our dedicated Health and Wellness segment in 2007 in order to expand the use of our existing assets and services in the growing health and disease management market.  For additional information see the discussion under the caption “Market Conditions and Strategic Initiatives” below.

Through our channel partners or direct to customers, we provide on-site screenings, laboratory testing, risk assessment, and sample collection services to individuals as part of comprehensive health and wellness programs offered through corporate and government employers as well as to clinical research organizations.  We also offer telephonic health coaching, wellness portals, and data analytics and reporting services, typically to our direct customers.

Our Health and Wellness operations performs health risk assessment and risk management services by organizing health and wellness events, performing biometric screenings, administering health risk assessments, designing and managing wellness portals, compiling data and analytics for risk assessment services and reporting, sourcing and training health professionals, and providing onsite and telephonic wellness and health improvement coaching. Our services are performed for organizations sponsoring such programs, including corporate and government employers, health plans, hospital systems, health care management companies, wellness companies, brokers and consultants, disease management organizations, reward administrators, third party administrators, clinical research organizations, and academic institutions.

Our screening services are performed primarily at employee work locations, typically referred to as onsite screenings, for groups of all sizes, or for individual employees at remote work locations or residences. We provide many options for screening workers at remote work locations or residences through our national network of health professionals as well as through our agreements with local retail clinics and lab testing centers. The information collected from our services is used by our customers to measure the populations they manage, identify risks in those populations, target intervention programs, promote positive lifestyle behaviors, and measure the results of their health and care management programs.

Our Screening services include:

•	end-to-end biometric screening management;

•	scheduling of individual and group screenings and organizing health and wellness events;

•	provision and fulfillment of needed supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges) at screening events;

•	ScreeningProTM tablet technology that streamlines the screening experience for participants eliminating the need to fill out paper forms;

•
performing screenings (e.g., height, weight, body mass index, the taking of a person’s hip, waist and neck measurements, as well as his or her pulse and blood pressure) and blood draws via venipuncture or fingerstick, all of which are performed by our health professionals;

•	coordination of lab testing of blood specimens and other fluids;

•	providing onsite participant wellness coaching;

•	expanded onsite health consultation services via Wellness Support NowSM program with ability to promote other wellness program initiatives during those meaningful face-to-face teachable moments;

•	data processing and transmission; and

•	analytics to identify critical values of lab tests and notification services to individuals and customers to better manage risk.

Our Comprehensive Health and Wellness services include:

•	Biometric screening services;

•	wellness portals;

•	wellness assessments;

•	incentive management services;

•	year-round education, seminars and activity challenges;

•	telephonic health coaching for lifestyle and health risk improvement;

•	data analytics and reporting services;

•	communication and engagement services; and

•	wellness program advisory services.

We also provide patient results on an expedited basis including a web portal that enables participants to access test results within 48 hours of the screening. In addition to our Screening and Health and Wellness Service operations, we generate ancillary revenue through the assembly of medical kits for sale to third parties.

Market Conditions and Strategic Initiatives

Our operating results for the past several years are discussed more fully in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

The health and care management industry continues to grow. For every dollar invested in health and wellness programs, employers are seeing a positive return due to the reduced health risks and the associated costs for their employees, improved employee productivity and morale, as well as being an attractive employee benefit to potential new employees.

The PWC 2015 Health and Wellbeing Touchstone survey indicates that 73% of employers offer a Wellness program which has stabilized for employers with >1,000 employees but continues to grow with employers with fewer than 1,000 employees. Of these employers, 44% offer their wellness program through an external vendor, 28% through their medical vendor, and 28% through in-house services. In the past year there has been significant movement from medical vendors to an external wellness vendor. Almost 50% of individuals consider biometric screening to be the most valuable wellness program they offer followed by the Health Risk Assessment and physical activity programs.

Further, the RAND Corporation study published in the January 2014 issue of the Journal of Health Affairs concludes that workplace wellness programs may reduce health risks, delay or avoid the onset of chronic disease, and lower healthcare costs for employees already suffering from chronic conditions. A critical component of an effective workplace wellness program is biometric screenings, to establish a baseline and determine the overall health of a population and each participant within, and to identify health risk factors.

There are barriers to achieving employers' goals regarding such wellness programs including motivating participants to participate in screenings and to change their lifestyle based on these results, the unpredictability of health care costs, and the efficacy of health and wellness programs to manage these costs as well as government regulations managing the health of an aging workforce. Through our risk assessment and risk management services, we help companies identify and stratify risk of individuals for enrollment in care management programs. Through our health and wellness services, we tailor and personalize education and interventions, promote positive lifestyle behavior changes, and measure and reward risk reduction.

Sales and Marketing

Our Health and Wellness operations focus on mobilizing a nationwide network of health professionals to provide screenings in support of our customers’ wellness programs to help companies identify and stratify their populations’ health risks. We also offer comprehensive health and wellness services to help those companies educate and motivate their employees and spouses to take charge and improve their overall health and well-being. We provide the ability to benchmark the health and wellness of their employee/spouse population and then monitor it over time as they implement incentives and guidance to the employee base to improve the overall wellness of their group. By doing this, a typical customer achieves a return on these investments with lower medical insurance and benefit costs as well as in the form of improved productivity of their employee base.

We offer a fully integrated, end-to-end health and wellness solution that we believe gives us several competitive advantages in the market including our ability to:

•	perform screening services for any group size, in any zip code, with consistently high service quality, regardless of location, and tailoring our service deliverables to meet our customer’s needs;

•
manage the end-to-end screening event process including planning, scheduling, recruitment, training, and reporting through our proprietary Event Management SystemSM platform, creating a turnkey solution for our customers;

•	leverage the screening events to educate and promote other wellness services to participants;

•	build highly flexible, customizable wellness portals for clients that desire the ability to build their programs and incentive designs “made to order”;

•	deliver an engaging, personalized wellness portal experience for participants (branded and tailored for each client); and

•
deliver effective health coaching for participants via our in-house health coaches, all who have a minimum four year degree in a health-related field and are experts in inspiring and driving behavior change.

With our exit out of the life insurance industry through the sale of the discontinued Portamedic (in 2013), Heritage Labs (in 2014), and Hooper Holmes Services (in 2014) businesses, our leadership team has focused its attention on developing our strategic plan to grow the Health and Wellness operations. We reengineered our operations and service teams in Olathe, Kansas and expanded our offerings with the addition of AHS’s comprehensive health and wellness services. We introduced a new claims billing process to assist Health and Wellness customers and employers in reporting screenings to health plans. We introduced several new offerings including our expanded health and wellness services; our new ScreeningPro tablet technology that streamlines the screening experience for participants; and Wellness Support Now which offers optional expanded onsite health consultation services with ability to promote other wellness program initiatives during those meaningful face-to-face teachable moments.

Our strategic alliance with CRL gives us additional access to an expanded panel of laboratory testing and product offerings. We also enhanced participant reporting to give our customers more data. Our sales force and support staff were also realigned to provide more meaningful resources for new large employers, brokerages and wellness organizations, and clinical research customers.

We believe that we are well-positioned for continued growth in the health and care management market given our unique set of assets, our proprietary Health and Wellness IT system, our expertise and offerings in the health and wellness market, and our national network of quality health professionals.  However, the success of our Health and Wellness operations will also depend in part upon the success of our sponsors and their health and care management initiatives to encourage employers to adopt wellness programs based on biometric screening results.

We build our customer base through the typical sales management processes, with referrals being the largest source of new business closely followed by traditional requests for proposals. After we qualify new potential customers, we market our wellness solutions to “power and focus” their wellness programs while supporting their goal of integrating health and well-being into their organizational culture. This may take many forms, from a basic biometric screening to identifying potential health challenges for a participants to address on their own or with their family physician, to robust coaching and life changing activities that our screenings drive participants into.  Our onsite coaching and engagement services, post screening, answer many basic health questions and help thousands of participants “engage” in the appropriate programs offered by their employers to improve their health. Our telephonic coaching services allow participants to build their own personalized goals with achievable action steps and a plan to track progress toward those goals, with education and motivation along the way. Our wellness portal and communication/engagement services allow employers to promote their own wellness program and goals along with year-round health and wellness education, seminars, and challenges to support those goals and help build a greater focus on health and wellness company wide.

Information Technology

Information technology systems are used extensively in virtually all aspects of our business.  We must continue to enhance our IT systems as the need for service, product, and technology requirements advances. We believe information technology can be a competitive differentiator for us. Our Health and Wellness operations utilize a proprietary customer order, tracking, and scheduling system that is central to our operations. We also launched the ScreeningProTM tablet technology during 2015, which allows for easier and more accurate data collection at the point of care and faster data transmission to drive meaningful behavior change. In addition, our Wellness Solutions team leverages a proprietary portal platform that can be easily customized to serve the diverse needs of our client base. We continually invest in improving our IT operating system in order to meet the needs of our customers.

During 2015, in order to further increase our security measures, we moved the AHS data center to our state of the art underground autonomous data center that includes biometric door security, camera monitoring, and a centralized uninterrupted power supply with redundant generator backing. We also continued to utilize our secure cloud operating environment leveraging converged storage and networking technologies that provide an increased level of agility. In addition, firewalls are utilized to provide robust security measures that extend into all layers of our information technology environment. As we look ahead to 2016, we will continue to look for ways to integrate systems to drive efficiencies and advance our technological footprint in the Health and Wellness market.

Major Customers

Net sales to our two largest customers in 2015, American Healthways Services, Inc. ("Healthways") and IncentiSoft Solutions, LLC ("Incentisoft"), were 33% of consolidated revenue. Net sales to our three largest customers in 2014, Healthways, Incentisoft, and Westat, Inc., were 58% of consolidated revenue. Net sales to our three largest customers in 2013, Healthways, Incentisoft, and HealthCheck 360, were 57% of our consolidated revenue. No other customers accounted for more than 10% of consolidated revenue in any of these fiscal years. We have agreements with each of our Health and Wellness customers, although these agreements do not provide for specific minimum levels of purchase.

Competition

Our competition is largely fragmented. For screenings, it consists primarily of private companies who provide screenings in certain geographies in the United States. There are a small number of competitors who we believe have the ability to service customers nationally. For health and wellness, there are a number of companies in this space including established wellness and care management providers, startup companies, health plans that offer their own proprietary solutions and more. Many of these companies outsource key elements of their programs, leaving our company as one of the only health and wellness providers that offers a fully integrated, end-to-end screening and wellness solution.

In addition to direct screening and health and wellness sales (i.e., direct contracts with corporate and government employers, health plans, hospital systems, etc.), we provide screening services for many health care management companies, wellness companies, brokers and consultants, disease management organizations, reward administrators, and third party administrators (our “channel partner” customers). Several of the health and care management companies and wellness companies, in turn, serve their own suite of large employer groups, allowing us to tap into new business through these indirect sub-contractor relationships. We also provide specialized screening and data collection services for clinical research organizations and academic institutions across the country.
Given our additional capabilities and our diversified revenue base across three markets - Direct business, Channel partners, Clinical Research Organizations (CROs) - we have identified additional areas to leverage our assets to further expand into targeted adjacent markets with substantial opportunity and a favorable competitive landscape.
Leaders within the wellness market win on technology, engagement, and outcomes. We believe the combination of the Hooper Holmes infrastructure, screening capabilities, and national network of experienced Health Professionals with AHS’s scalable technology and engagement platform, health coaches, and analytics tools positions us to quickly become a leader in a growing health and wellness market.

Governmental Regulation

We are subject to federal and state regulations relating to the collection, testing, transportation, handling, and disposal of the various specimens obtained in the course of a wellness screening. The health professionals we utilize are subject to certain licensing and certification requirements and regulations with respect to the drawing of blood and needle disposal. In addition, many of the services we provide are subject to certain provisions of the Health Information Portability and Accountability Act of 1996, as amended (“HIPAA”), and other federal and state laws relating to the privacy of health and other personal information.

Employees

As of December 31, 2015, we employed approximately 200 full time employees in our Company to perform activities other than direct health screenings. We also utilize part-time employees and independent third parties to fulfill our Health and Wellness operations.

General Information

Hooper Holmes, Inc. is a New York corporation.  As of December 31, 2015, our principal executive offices were located at 560 North Rogers Road, Olathe, Kansas 66062. Our telephone number in Olathe, Kansas is (913) 764-1045.  Our website address is www.hooperholmes.com.  We have included our website address as an inactive textual reference only.  The information on our website is not incorporated by reference into this Report.

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

Our recurring losses from operations, negative operating cash flows and need to obtain cash flow from operations or adequate funding to fund our comprehensive recovery plan raise doubt as to our ability to continue as a going concern.

In their report dated March 30, 2016, which is also included in this Form 10-K, our independent registered public accounting firm stated that our consolidated financial statements were prepared assuming we would continue as a going concern; however, our recurring losses from operations, negative cash flows from operations, and liquidity raise substantial doubt about our ability to continue as a going concern. Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future). These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reduction in cash flow from operations in 2016 may limit our ability to make the desired level of investment in our businesses and may lead to liquidity issues.

We have taken steps to address and correct the primary causes of recurring losses from operations, negative cash flows from operations, and liquidity concerns through the sale of the discontinued Portamedic, Heritage Labs, and Hooper Holmes Services businesses, the acquisition of AHS, and raising additional equity. We used approximately $6.3 million of cash in operations in 2015.  If the revenue growth in our Health and Wellness operations does not continue as expected, our cost reduction measures are not successful, or we are unable to maintain our current receivable collection results, we may be unable to make needed investments in our businesses or to comply with our debt covenants and have sufficient eligible receivables to maintain borrowing capacity under our 2013 Loan and Security Agreement.

Our liquidity may be adversely affected by the terms of our 2013 Loan and Security Agreement and 2015 Credit Agreement.

 If we need to borrow in the future under our 2013 Loan and Security Agreement, as amended on March 28, 2013, July 9, 2014, April 17, 2015, August 10, 2015, November 10, 2015, and March 28, 2016, the amount available for borrowing may be less than the $7 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  We have an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables up to $7 million under this facility.  As discussed in Note 2, the maximum borrowing capacity on the 2013 Loan and Security Agreement was reduced from $10 million to $7 million pursuant to the Third Amendment to the Loan and Security Agreement (the "Third Amendment") on April 17, 2015, (subject to increase to up to $12 million in certain circumstances, subject to the Senior Lender’s consent, as provided in the Loan and Security Agreement) and the expiration was extended through February 28, 2019. Eligible Receivables do not include certain receivables deemed ineligible by the Senior Lender pursuant to the Second Amendment to the Loan and Security Agreement ("the Second Amendment"). On August 10, 2015, we entered into and consummated a Fourth Amendment to the Loan and Security Agreement (the "Fourth Amendment") which added the AHS receivables to the borrowing base. As of December 31, 2015, there were $3.3 million borrowings outstanding under the 2013 Loan and Security Agreement with available borrowing capacity of $0.4 million. Average available borrowing capacity for the month of March 2016 was $0.4 million, and we had $2.4 million of cash and cash equivalents as of March 28, 2016.

The 2013 Loan and Security Agreement and the Third Amendment contain various covenants, including financial covenants which require us to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation, and amortization). As of December 31, 2015, we had not met the minimum EBITDA covenant of $0.8 million and have obtained a Waiver and Sixth Amendment to the Loan and Security Agreement (the "Sixth Amendment") related to the minimum EBITDA measurement period ended December 31, 2015. The Sixth Amendment also modified the covenants going forward. Refer to Note 2 for the modified covenant requirements. There can be no assurance that cash flows from operations, combined with any additional borrowings available to us, will be obtainable in an amount sufficient to enable us to repay our indebtedness, or to fund other liquidity needs.  Obtaining a waiver and modifying the financial covenants depends on matters that are outside of management’s control and there can be no assurance that management will be successful in these regards. If we are unable to comply with financial covenants in 2016 and in the event that we were unable to modify the covenants, find new or additional lenders, or raise additional equity, we would be considered in default, which would then enable the lenders to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on our business.

On February 25, 2016, the Company entered into a First Amendment to Credit Agreement (“First Amendment”) with SWK Funding LLC ("SWK"). The First Amendment modifies the Credit Agreement dated April 17, 2015, to extend the date the Company has to issue the additional warrant to SWK to purchase common stock valued at $1.25 million from February 28, 2016, to April 30, 2016, if the 2013 Loan and Security Agreement is not repaid in full and terminated and all liens securing the 2013 Loan and Security Agreement are not released. The issuance of such additional warrant would cause additional dilution to our stockholders and may adversely impact our stock price.

We incurred additional indebtedness in connection with our acquisition of AHS, and such increased indebtedness could adversely affect our business, cash flows and results of operations and did result in additional dilution to our stockholders.
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

We cannot assure you that cash flows from operations, combined with any additional borrowings available to us, will be obtainable in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs. The Credit Agreement contains numerous covenants, including financial covenants. As of December 31, 2015, we had not met the minimum aggregate revenue amount of $34 million and have obtained a Second Amendment to the Credit Agreement (the "Second Amendment") related to the aggregate revenue measurement period ended December 31, 2015. The Second Amendment removed the minimum aggregate revenue covenant for December 31, 2015, and modified the covenants going forward. Refer to Note 2 for the modified covenant requirements. If we are not able to comply with these revised covenants or obtain additional amendments to the Credit Agreement, the debt may be called by the lender.
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

Much of our Health and Wellness business is derived through our relationships with our channel partners.  Our two largest channel partners, combined, account for more than 30% of our consolidated revenue and accounts receivable balances. While we have agreements with each of our channel partners, the vast majority of the agreements do not provide for any specified minimum level of purchases of services from us. If one or more of our channel partners was to significantly reduce its purchases of biometric screening and other sample collection services from us, it could significantly reduce our revenue and adversely affect our results of operations and cash flows.  If this were to occur, we would face significant challenges in replacing the lost revenues.

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

Competition could negatively impact our business.

The health and wellness industry is competitive, which could result in loss of our market share due to pressure to reduce prices or increase services without charging additional fees.  For screenings, we compete primarily with private companies who provide screenings in certain geographic areas in the United States with few having the ability to service customers nationally like we do.  For health and wellness, we compete primarily with established wellness and care management providers, startup companies, and health plans that offer their own proprietary solutions. We are one of the only health and wellness providers that offers a fully integrated, end-to-end screening and wellness solution to our customers which we believe gives us an advantage over our competitors who also serve companies with 500 to 5,000 employees, our primary target market. If one of the national health and wellness companies that currently focuses on larger employers were to develop a service offering in our target market at a lower price point than we offer, we could lose market share or be forced to cut our prices and lose margin in order to retain customers.

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

The speed and accuracy with which we make information available to our customers is critical.  As a result, we are dependent on our information technology platforms and our ability to store, retrieve, process, manage and enable timely and secure customer access to the health-related and other data we gather on behalf of our customers.  Disruption of the operation of our IT systems for any extended period of time, loss of stored data, programming errors or other system failures could cause customers to turn elsewhere to address their service needs. In addition, we must continue to enhance our IT systems, with potentially substantial cost, as the need for service, product and technology requirements advances.  In addition, computer malware, viruses, hacking and phishing attacks, and spamming could harm our business and results of operations.

Allegations of negligent or improper actions by our health professionals or other personnel could result in claims against us and/or our incurring expenses to indemnify our clients.

Allegations of negligent or improper actions by our health or other medical professionals could result in claims against us, require us to indemnify our clients for any harm they may suffer, or damage our reputation and relationships with important clients.  Our clients rely on the accuracy of the medical data we gather on their behalf in aggregated form to manage their wellness program. We maintain professional liability insurance and such other coverage as we believe appropriate, but such insurance may prove insufficient.  Regardless of insurance, any such claims could damage our reputation and relationships with important clients.

Our classification of most of our health professionals in many states as independent contractors, rather than employees, exposes us to possible litigation and legal liability.

Some state agencies have claimed that we improperly classified our health professionals as independent contractors for purposes of state unemployment and/or workers compensation tax laws and that we were therefore liable for taxes in arrears, or for penalties for failure to comply with such state agencies’ interpretations of the laws.  In some states, our classification of health professionals has been upheld and in others it has not.  However, there are no assurances that we will not be subject to similar claims in other states in the future, nor are there any assurances that those states which have previously upheld our position concerning the classification of our contractors will continue to do so in the future. In addition to these state actions, we could be subject to federal tax liability if our classification of workers were determined, for federal employment tax purposes, to be incorrect.

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

On April 17, 2015, we completed the acquisition of Accountable Health Solutions, Inc. In connection with this acquisition, we have identified certain deficiencies in our internal control over financial reporting that we deemed to be a material weakness. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We determined that the complexities of the accounting for this non-routine transaction adversely affected management’s review of the accounting for non-routine, complex technical accounting matters to ensure proper application of generally accepted accounting principles in a timely manner.

While the material weakness continues to exist, we have taken steps to address this weakness in internal control. Management has hired a new corporate controller and also plans to enhance its controls related to non-routine transactions by supplementing with additional resources as necessary, enhancing the design and documentation of management review controls, and improving the documentation of internal control procedures. Despite these measures and planned improvements, our remediation efforts could be insufficient to address the material weakness in the future.

We must increase our shareholders’ equity by May 8, 2017, to avoid a delisting action by the NYSE MKT.

The NYSE MKT notified us on December 9, 2015, that we have fallen out of compliance with Section 1003(a)(ii) of the NYSE MKT Company Guide because we reported shareholders’ equity of less than $4.0 million in our Form 10-Q for the quarter ended September 30, 2015, and we have had net losses in our four most recent fiscal years. As a result, we were required to submit a plan to regain compliance prior to May 8, 2017. The NYSE MKT accepted the plan. If we fail to fulfill it in the allotted time, our shares may be delisted from the Exchange. In addition, as we reported a net loss for the year ending December 31, 2015, we have had net losses for five consecutive years, which increases our shareholders’ equity requirement to $6.0 million. We believe the successful completion of the rights offering and additional private equity obtained (refer to Note 17) supports our efforts to satisfy this higher shareholders’ equity requirement, but if we fail to raise sufficient shareholders’ equity by May 8, 2017, our shares could be delisted.
A continued low trading price on the NYSE MKT could lead the Exchange to take actions toward delisting our stock.
The NYSE MKT notified us on February 4, 2016, that we have fallen out of compliance with Section 1003(f)(v) of the NYSE MKT Company Guide because our common stock has been trading at levels viewed as abnormally low for a substantial period of time. Our stock has traded at prices less than $0.20 for much of the past several months. In addition, the NYSE MKT has advised us that its policy is to suspend trading in shares of, and commence delisting procedures with respect to, a listed company if the market price of its shares falls below $0.06 per share. The notice required the Company to remedy its low trading price no later than August 4, 2016. Our compliance plan mentioned above, submitted to and accepted by the NYSE MKT, addresses this issue as well, but if we are not able to remedy our low trading price no later than August 4, 2016, our shares could be delisted.

ITEM 1B	Unresolved Staff Comments

Not applicable.

ITEM 2	Properties

We lease our corporate headquarters in Olathe, Kansas, which includes the Health and Wellness operations center, and discontinued Hooper Holmes Services operations centers in Lenexa, Kansas. We still are the primary lessee for eight Portamedic branch offices, which we sublease to the acquirer of our former Portamedic business. We have a branch closure obligation of $0.7 million as of December 31, 2015, in the consolidated balance sheet related to these leases.

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

The Company, in the normal course of business, is a party to various claims and other legal proceedings. In the opinion of management, the Company has substantial legal defenses and/or insurance coverage (subject to deductibles) with respect to all of its pending legal actions. If management believes that a material loss not covered by insurance arising from these actions is probable and can reasonably be estimated, the Company may record the amount of the estimated loss or, if a loss cannot be estimated but the minimum liability may be estimated using a range and no point is more probable than another, the Company may record the minimum estimated liability. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Management believes that the ultimate outcome of all pending legal actions, individually and in the aggregate, will not have a material adverse effect on the Company's financial position that is inconsistent with its loss reserves or on its overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes can occur that exceed any amounts reserved for such losses. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

On May 24, 2012, a complaint was filed against the Company in the United States District Court for the District of New Jersey alleging, among other things, that the Company failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaint seeks award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company filed an answer denying the substantive allegations therein. On August 1, 2014, the Magistrate Judge issued a Report and Recommendation to conditionally certify the class of all contract examiners from August 16, 2010, to the present. On August 29, 2014, the Company submitted its objections to the Report and Recommendation of the Magistrate Judge. The Magistrate has suspended ruling concerning those objections while the parties pursue the possibility of a settlement If the case is not settled, and if the Magistrate's decision stands, notice will be sent to contractors who performed work for the Company within the requisite time period noted above. The claim is not covered by insurance, and the Company is incurring legal costs to defend the litigation which are recorded in discontinued operations. This matter relates to the former Portamedic service line for which the Company retained liability.

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

Common Stock Price Range

The following table shows, for the periods indicated, the high and low sales prices per share of our common stock based on published financial sources (dollars):

	2015		2014
Quarter	High	Low	High	Low
First	$0.63	$0.44	$0.70	$0.50
Second	$0.52	$0.19	$0.75	$0.58
Third	$0.28	$0.11	$0.80	$0.56
Fourth	$0.23	$0.06	$0.63	$0.49

Holders

According to the records of our transfer agent, American Stock Transfer & Trust Company, Brooklyn, New York, as of February 29, 2016, there were 907 holders of record of our common stock.

Dividends

No dividends were paid in 2015 or 2014.

We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2013 Loan and Security Agreement and our Credit Agreement (Refer to Note 10 to our consolidated financial statements).

Recent Sales of Unregistered Securities

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

On February 29, 2016, we issued 454,545 shares of our common stock, $0.04 par value, with a value of $50,000 to SWK Funding LLC pursuant to the First Amendment to Credit Agreement dated as of February 25, 2016. The securities have not been registered under the Securities Act of 1933, and are “restricted securities” as that term is defined in Rule 144 under the Securities Act.

On March 28, 2016, we issued 10,000,000 shares of our common stock, $0.04 par value, with a value of $1,200,000 to 200 NNH, LLC. The securities have not been registered under the Securities Act of 1933, and are “restricted securities” as that term is defined in Rule 144 under the Securities Act.

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

We did not repurchase any shares of our common stock during the fourth quarter of our fiscal year ended December 31, 2015.

ITEM 6	Selected Financial Data

The following table of selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Report. The statement of operations data set forth below for each of the years in the three year period ended December 31, 2015, and the balance sheet data as of December 31, 2015 and 2014 have been derived from, and are qualified by reference to, our consolidated financial statements appearing elsewhere in this Report. The statement of operations data for the years ended December 31, 2012 and 2011, and the balance sheet data as of December 31, 2013, 2012 and 2011, are derived from the Company’s consolidated financial statements that are not included in this Report.

The operating results of Portamedic, Heritage Labs and Hooper Holmes Services have been segregated and reported as discontinued operations in the statement of operations data set forth below. The allocation of revenue and expenses between current operations and discontinued operations involves management judgments and estimates. The assets and liabilities of the discontinued Portamedic, Heritage Labs and Hooper Holmes Services operations are reflected in the consolidated balance sheet data set forth below for years ended December 31, 2012 and 2011.

(in thousands except for share data and footnotes)	2015		2014		2013		2012		2011
Statement of operations data:									(Unaudited)
Revenues	$32,115		$28,524		$24,171		$22,136		$19,220
Operating loss from continuing operations	(8,539)	(a)	(5,651)	(b)	(12,181)	(c)	(9,734)	(d)	(10,500)
Interest expense, net	(1,796)		—		(81)		16		44
Loss from continuing operations	(10,354)		(5,913)		(12,680)		(9,774)		(10,531)
(Loss) income from discontinued operations	(520)		(2,562)		1,405		(7,824)		7,007	(e)
Net loss	(10,874)		(8,475)		(11,275)		(17,598)		(3,524)
Basic and diluted (loss) income per share:
Continuing operations	$(0.14)		$(0.08)		$(0.18)		$(0.14)		$(0.15)
Discontinued operations	—		(0.04)		0.02		(0.11)		0.10
Net loss	$(0.14)		$(0.12)		$(0.16)		$(0.25)		$(0.05)
Cash dividends per share	$—		$—		$—		$—		$—
Weighted average shares:
Basic	76,048,156		70,684,452		69,965,814		69,743,897		69,628,135
Diluted	76,048,156		70,684,452		69,965,814		69,743,897		69,628,135
Balance sheet data (as of December 31):									(Unaudited)
Working capital	$(7,520)		$2,887		$9,387	(f)	$19,205	(g)	$28,323	(g)
Total assets	$17,846		$13,139		$21,646		$36,418		$53,281
Stockholders’ equity	$217		$5,357		$13,300		$23,861		$40,749

(a) Includes transaction costs of $1.0 million

(b)	Includes restructuring charges of $0.1 million and gain on sale of real estate of $1.8 million.

(c)	Includes impairment charges of $0.2 million and restructuring charges of $0.8 million.

(d)	Includes restructuring charges of $0.5 million.

(e)	Includes a reduction of cost of operations totaling $0.5 million relating to a refund received from a supplier pertaining to improperly charged sales tax on purchased materials.

(f)	Includes assets held for sale of $2.3 million as of December 31, 2013.

(g)	Includes assets and liabilities of the discontinued Portamedic, Heritage Labs and Hooper Holmes Services operations.

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

Overview

Our Company was founded in 1899. We are a publicly-traded New York corporation whose shares of common stock are listed on the NYSE MKT.  Our corporate headquarters are located in Olathe, Kansas, where our Health and Wellness operating center is located. Over the last 40 years, our business focus has been on providing health risk assessment services, recently expanding into wellness and health improvement services with the acquisition of Accountable Health Solutions, Inc ("AHS"). This expansion uniquely positions Hooper Holmes to transform and capitalize on the large and growing health and wellness market as one of the only publicly traded, end-to-end health & wellness companies.

We provide on-site screenings, laboratory testing, risk assessment and sample collection services to individuals as part of comprehensive health and wellness programs offered through corporate and government employers as well as to clinical research organizations.  Through our subsidiary AHS, we expanded our capabilities to also include telephonic health coaching, wellness portals, and data analytics and reporting services. We are engaged by the organizations sponsoring such programs, including corporate and government employers, health plans, hospital systems, health care management companies, wellness companies, brokers and consultants, disease management organizations, reward administrators, third party administrators, clinical research organizations and academic institutions.  We provide these services through a national network of health professionals, trained and certified to deliver quality service.
The majority of large employers that offer health benefits today also offer at least some wellness programs in an effort to promote employee health and productivity and reduce health related costs.  Through screenings, plan sponsors help employees learn of existing and/or potential health risks. Through corporate wellness, they provide education and health improvement tools and gain the ability to systematically reward employees for good, healthy behaviors and for actual health enhancement metrics, frequently awarded as a reduction in annual medical premiums or contributions to an employee’s Health Savings Account (HSA). By combining both aspects under a single organization, Hooper Holmes creates a seamless, end-to-end experience for members and drives improved engagement and outcomes for our clients.
Today, we service more than 200 direct clients representing nearly 3,000 employers and up to 1,000,000 participants. In the past year, we delivered over 500,000 screenings and are on track to continue year-over-year growth through a combination of our direct, channel partner, and clinical research organization partners as well as through the addition of new customers.

Our screening business is subject to some seasonality, with the second quarter sales typically dropping below other quarters and the third and fourth quarter sales typically the strongest quarters due to increased demand for screenings from mid-August through November related to annual benefit renewal cycles. Our wellness services business is more constant, though there are some variations due to the timing of the health coaching programs which are billed per participant, typically starting soon after the conclusion of onsite screening events. In addition to our Screening and Health and Wellness Service operations, we generate ancillary revenue through the assembly of medical kits for sale to third parties.

We believe that the overall market for our health and wellness services is growing and we expect it will continue to grow with the increased nationwide focus on healthcare, cost-containment and well-being/productivity initiatives.

Acquisition

On April 17, 2015, we entered into and consummated an Asset Purchase Agreement (the "Purchase Agreement") among us and certain of our subsidiaries, Accountable Health Solutions, Inc. (the "Seller" or "AHS") and Accountable Health, Inc. ("Shareholder"). Pursuant to the Purchase Agreement, we acquired the assets and certain liabilities representing the health and wellness business of the Seller for approximately $7.0 million - $4.0 million in cash and 6,500,000 shares of our common stock, $0.04 par value, with a value of $3.0 million, which was subject to a working capital adjustment as described in the Purchase Agreement (the "Acquisition"). Refer to Note 3 for additional discussion regarding the Acquisition.

In connection with the Acquisition, we entered into and consummated a Consent and Third Amendment to the Loan and Security Agreement (the "Third Amendment") to the Loan and Security Agreement (as amended, the "2013 Loan and Security Agreement") with ACF FinCo I LP ("ACF" or the "Senior Lender"), the assignee of Keltic Financial Partners II, LP ("Ares"). The 2013 Loan and Security Agreement provides a revolving credit facility which is secured and repaid as set forth therein.

The Senior Lender consented to the Acquisition, the maximum borrowing capacity under the 2013 Loan and Security Agreement was reduced from $10 million to $7 million (subject to increase to up to $12 million in certain circumstances, subject to the Senior Lender’s consent, as provided in the 2013 Loan and Security Agreement) and the expiration was extended through February 28, 2019. We paid an amendment fee of $0.1 million in connection with the Third Amendment.

In order to fund the Acquisition, we entered into and consummated a Credit Agreement (the "Credit Agreement") with SWK Funding LLC as the agent ("Agent") on April 17, 2015, and the lenders (including SWK Funding LLC) party thereto from time to time (the "Lenders"). The Credit Agreement provides us with a $5.0 million term loan (the "Term Loan") (refer to Note 3 and Note 10).

Rights Offering

On January 25, 2016, we completed a rights offering to current shareholders, in which we raised $3.5 million that is being used to fund working capital. Refer to Note 17 for additional discussion regarding the rights offering.

Additional Equity Contributions

On March 28, 2016, we received $1,200,000 in additional equity by issuing 10,000,000 shares of our common stock, $0.04 par value, to 200 NNH, LLC, (the "Investor") a new private investor, which will be used to fund working capital. Pursuant to the Stock Purchase Agreement, there is a lock-up period of 18 months, during which time the Investor cannot sell the shares acquired. The Investor also has the right to send a representative to meetings of our Board of Directors as a non-voting observer for so long as the Investor owns at least 5% of our outstanding shares.

Liquidity

The accompanying financial statements have been prepared assuming that we will continue as a going concern. The uncertainty regarding our ability to generate sufficient cash flows and liquidity to fund operations raises substantial doubt about our ability to continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future). These financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to continue to monitor our liquidity carefully, work to reduce this uncertainty, and address our cash needs by raising additional equity, as noted above, renegotiating our financial covenants (refer to Note 2), reducing costs, and increasing revenues.

2015 Highlights and Business Outlook for 2016

Consolidated Financial Performance for 2015

The following table summarizes the consolidated results of operations for the years ended December 31, 2015, 2014 and 2013:

(in thousands)	2015	2014	2013
Revenues	$32,115	$28,524	$24,171
Cost of operations	25,590	21,737	17,767
Gross profit	$6,525	$6,787	$6,404
Selling, general and administrative expense	14,037	14,138	17,571
Transaction costs	1,027	—	—
(Gain) on sale of real estate	—	(1,846)	—
Impairment and restructuring	—	146	1,014
Interest expense, net	1,796	—	81
Other expense, net	—	239	399
Income tax expense	19	23	19
Loss from continuing operations	$(10,354)	$(5,913)	$(12,680)
Loss from discontinued operations, net of tax	(520)	(3,301)	(2,025)
Gain on sale of subsidiaries, net of adjustments	—	739	3,430
Net loss	$(10,874)	$(8,475)	$(11,275)

For the year ended December 31, 2015, consolidated revenues were $32.1 million, representing an increase of approximately 12.6% from the prior year of $28.5 million. The increase is primarily due to the addition of AHS revenue of $9.6 million offset by reduced screening volume associated with a long-term clinical study contract per its planned research program. For the year ended December 31, 2015, we performed approximately 515,000 health screenings, compared to approximately 474,000 health screenings for the year ended December 31, 2014, which represents an increase of 8.6% in the number of screenings performed. Consolidated revenues for the years ended December 31, 2015 and 2014, also include third party kit revenue of $1.2 million and $0.8 million, respectively.

Gross profit decreased by $0.3 million to $6.5 million in 2015 compared to $6.8 million in 2014. Our gross profit percentage from continuing operations was 20.3% for the year ended December 31, 2015, a decline from 23.8% for the year ended December 31, 2014. The decrease in gross profit is primarily due to the absence of a long-term clinical study contract per its planned research program that had higher than average margins in 2014, in addition to increases in event and field management labor and travel costs for field specialists and health professionals.

SG&A, excluding transaction costs related to the acquisition of AHS and the rights offering in 2015 of $1.0 million, gain on sale of real estate in connection with the sale of property in Basking Ridge, New Jersey in 2014 of $1.8 million, and restructuring charges in 2014 of $0.1 million, decreased slightly from $14.1 million in 2014 to $14.0 million in 2015. SG&A includes $0.7 million of transition costs incurred during the year ended December 31, 2015, due to costs incurred to transition services purchased with the Acquisition, and $1.9 million of transition costs associated with maintaining the Basking Ridge property as well as transition of information technology infrastructure incurred during the year ended December 31, 2014. Excluding these transition costs in both 2015 and 2014, SG&A increased 8.8% due to the addition of AHS expenses.

The following table sets forth our reconciliation of Adjusted EBITDA for the years ended December 31, 2015, 2014 and 2013:

(in thousands)	2015	2014	2013
Net loss	$(10,874)	$(8,475)	$(11,275)
Plus:
Interest expense, net	623	—	81
Amortization of deferred financing fees	385	343	298
Accretion of debt discount on warrants	780	—	—
Accretion of termination fees	88	—	—
Mark to market of the additional warrant feature	(80)	—	—
Income tax expense	19	23	19
Depreciation and amortization	2,211	1,220	2,200
EBITDA	(6,848)	(6,889)	(8,677)
Share-based compensation expense	440	503	643
Transaction costs	1,027	—	—
Impairment	—	—	212
Gain on sale of real estate	—	(1,846)	—
Restructuring charges	—	146	802
Transition costs	701	1,885	—
Gain on sale of subsidiaries, net of adjustments	—	(889)	(3,430)
Close-out cost of 2013 Portamedic sale	168	150	—
Adjusted EBITDA	(4,512)	(6,940)	(10,450)

We present Adjusted EBITDA as a supplemental measure of our performance that is commonly used in our industry. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, (ii) net income tax provision (benefit) and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain non-recurring items that we do not consider indicative of our ongoing operating performance. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net earnings (loss) as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (as determined in accordance with GAAP). Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. We have included Adjusted EBITDA because we believe it provides management and investors with additional information to measure our performance and liquidity, estimate our value and evaluate our ability to service debt.

Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:
• does not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments;
• does not reflect changes in, or cash requirements for, our working capital needs;
• does not reflect the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt;
• excludes income tax payments that represent a reduction in cash available to us; and
• does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future.

Business Outlook for 2016

With the acquisition of AHS on April 17, 2015 (the "Acquisition"), we believe there are significant growth opportunities for our Health and Wellness operations. Health and Wellness services include event scheduling, provision and fulfillment of all supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges, lab coats, bandages, etc.) at screening events, event management, biometric screenings (e.g., height, weight, body mass index, hip, waist, neck, pulse, blood pressure), blood draws via venipuncture or finger stick, procuring lab testing, participant and aggregate reporting, data processing and data transmission. We have expanded our capabilities allowing us to deliver telephonic health coaching, wellness portals and data analytics, and reporting services.

The United States spends more on healthcare than any other country, with more than 80% of healthcare costs due to chronic conditions. With the focus on health care cost management and the risk of reduced productivity in the workplace from health issues arising among the employee population, we believe employers of all sizes will adopt health and wellness programs at an increasing rate. We expect the market for health and wellness to grow over the next three to five years, and we believe that we are well positioned to increase revenues from our screening and other related services given our unique set of assets, including our proprietary Health and Wellness technology platform and our national network of health professionals. However, the success of Health and Wellness will also depend in part upon the success of our channel partners and their health and care management initiatives to employers.

A key corporate strength is our extensive network of health professionals, providing coverage in every zip code nationwide and allowing us to offer screenings for smaller sites. We also have national agreements with retail clinics and local lab offices, and offer physician form and at-home-kit services, providing our customers more robust, convenient options to maximize member participation with annual screenings. We also have logistical expertise in staffing and supply chain capabilities that allow us to stock, calibrate, pack, and ship the materials our health professionals need to collect accurate health information. This centralized fulfillment model allows us to deliver a reliable, consistent experience for our customers nationwide, regardless of location, as well as consistent and reliable equipment to provide a strong degree of accuracy and quality.

We monitor our operational performance and are constantly refining metrics to improve operational performance. We believe our attention to the details of a Health and Wellness event, from the set-up, staffing, and post event follow-up, contributes to making our services efficient and effective.

Already in 2016, we have gained several new customers, both direct and through our channel partners, including a large multi-year clinical research study extension, have raised $3.5 million in equity through our rights offering, and raised $1.2 million in additional equity through a private investor (refer to Note 17). We believe that being one of only a few pure-play publicly traded health and wellness companies that offers a fully-integrated end-to-end solution to our customers has positioned us to capitalize on market need in 2016 and beyond. There are, however, events as noted in Item 1A Risk Factors above that could negatively affect our financial condition, results of operations, and cash flows.

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations in 2015, 2014 and 2013

The table below sets forth our consolidated revenue and number of screenings for the periods indicated.

	For the years ended December 31,			Increase
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenue	$32,115	$28,524	$24,171	12.6%	18.0%

Revenues

Consolidated revenues for the year ended December 31, 2015, were $32.1 million, an increase of $3.6 million or 12.6% from 2014. Our revenue increase for the year ended December 31, 2015, was due primarily to the addition of AHS revenue of $9.6 million and sales growth from new screening customers, but was offset by reduced screening volume associated with a long-term clinical study contract per its planned research program and one large customer that decided not to screen in 2015. These last two factors led to a reduction of $5.1 million in screening revenue for the year ended December 31, 2015.

Consolidated revenues for the year ended December 31, 2014, were $28.5 million, an increase of $4.4 million or 18.0% from 2013. Our revenue increase for the year ended December 31, 2014, is primarily due to an increased number of screenings. Our Health and Wellness operations performed 13.9% more health screenings in 2014 compared to 2013. Revenue increases for 2014 were also driven by annual contractual price adjustments related to one of our long-term clinical study contracts.

Consolidated revenues for the years ended December 31, 2015, 2014 and 2013, also include third party kit revenue of $1.2 million, $0.8 million, and $1.0 million, respectively.

Screening Units

The table below sets forth our number of screenings for the periods indicated.

	For the years ended December 31,			Increase
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Number of Screenings	515,000	474,000	416,000	8.6%	13.9%

We completed 515,000 screenings during the year ended December 31, 2015, for an increase of 8.6% from 2014. The increase was due to the addition of AHS screening units of 90,000 and sales growth from new customers, but was offset by reduced screening volume associated with a long-term clinical study contract per its planned research program and one large customer that decided not to screen in 2015. These last two factors led to a reduction of approximately 47,000 screenings for the year ended December 31, 2015.

Cost of Operations

The table below sets forth our cost of continuing operations for the periods indicated.

	For the Years Ended December 31,
(in thousands)	2015	% of Revenue	2014	% of Revenue	2013	% of Revenue
Cost of Operations	$25,590	79.7%	$21,737	76.2%	$17,767	73.5%

Cost of operations, as a percentage of revenue, was 79.7% for the year ended December 31, 2015, as compared to 76.2% for the year ended December 31, 2014. The increase in cost of operations is primarily due to the absence of a long-term clinical study contract per its planned research program that had higher than average margins in 2014, in addition to increases in event and field management labor and travel costs for field specialists and health professionals compared to the prior year. Additionally, our cost of sales has a certain element of fixed costs that are required to maintain customer service levels and cannot easily be reduced in periods of lower screening volume.

Cost of operations, as a percentage of revenue, was 76.2% for the year ended December 31, 2014, as compared to 73.5% for the year ended December 31, 2013. The increase in cost of operations is primarily due to higher event and field management labor as well as travel costs for field specialists and health professionals compared to the prior year.

Selling, General and Administrative Expenses (SG&A)

	For the years ended December 31,			Decrease (Increase)
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Total	$14,037	$14,138	$17,571	$101	$3,433

SG&A, excluding transaction costs related to the acquisition of AHS and the rights offering in 2015 of $1.0 million, gain on sale of real estate in connection with the sale of property in Basking Ridge, New Jersey in 2014 of $1.8 million, and restructuring charges in 2014 of $0.1 million, decreased slightly from $14.1 million in 2014 to $14.0 million in 2015. SG&A includes $0.7 million of transition costs incurred during the year ended December 31, 2015, due to costs incurred to transition services purchased with the Acquisition, and $1.9 million of transition costs associated with maintaining the Basking Ridge property as well as transition of information technology infrastructure incurred during the year ended December 31, 2014. Excluding these transition costs in both 2015 and 2014, SG&A increased 8.8% due to the addition of AHS expenses.

SG&A, excluding gain on sale of real estate in connection with the sale of property in Basking Ridge, New Jersey in 2014 of $1.8 million and impairment and restructuring charges in 2014 and 2013 of $0.1 million and $1.0 million, respectively, decreased to $14.1 million in 2014 compared to $17.6 million in 2013, which is a result of efficiencies achieved in connection with the relocation of our corporate headquarters from Basking Ridge, New Jersey to Olathe, Kansas as well as lower consulting and legal fees. SG&A includes $1.9 million of transition costs incurred during the year ended December 31, 2014, associated with maintaining the Basking Ridge property as well as transition of information technology infrastructure. Excluding these transition costs for the year ended December 31, 2014, SG&A decreased 30.3% compared to 2013.

Gain on Sale of Real Estate

We recorded a gain on sale of real estate of $1.8 million in connection with the sale of the property in Basking Ridge, New Jersey during the year ended December 31, 2014. There were no such gains recorded during the years ended December 31, 2015 and 2013.

Transaction Costs

For the year ended December 31, 2015, we incurred $1.0 million of transaction costs in connection with the Acquisition and the rights offering, primarily legal and professional fees.

Restructuring Charges

For the years ended December 31, 2014 and 2013, we recorded restructuring charges of $0.1 million and $0.8 million, respectively, in continuing operations consisting of employee severance. There were no such charges recorded during the year ended December 31, 2015.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the year ended December 31, 2015, was $8.5 million, compared to a loss of $5.7 million in 2014. The decrease is primarily due to the $1.0 million of transaction costs incurred in connection with the Acquisition and rights offering in 2015 and the gain on the sale of real estate of $1.8 million recorded in 2014.

Our consolidated operating loss from continuing operations for the year ended December 31, 2014, was $5.7 million, compared to $12.2 million in 2013.  The improvement is due primarily to SG&A efficiencies achieved with the relocation of our corporate headquarters as well as the gain on real estate recorded in connection with the sale of the Basking Ridge, New Jersey property.

Other Expense/Income

Other (expense) income in 2015, 2014 and 2013 was an expense of $1.8 million, $0.2 million and $0.5 million, respectively. Other expense, net, for 2015 is due to the financing obtained for the Acquisition, including interest on the Term Loan and accretion of the termination fees and debt discount. 2014 and 2013 consisted primarily of bank credit facility fees and amortization of deferred financing costs as well as an offset for rental income.

Discontinued Operations

Discontinued operations, net, was a loss of $0.5 million for the year ended December 31, 2015, loss of $2.6 million for the year ended December 31, 2014, and income of $1.4 million for the year ended December 31, 2013. Discontinued operations for the year ended December 31, 2015, included expenses of $0.3 million for a contingent liability related to the Portamedic service line.

Discontinued operations represent the results of operations during the periods presented for the Portamedic service line that was sold to Piston on September 30, 2013, as well as the results of operations for Heritage Labs and Hooper Holmes Services sold to CRL in connection with the Alliance Agreement on August 31, 2014.

Net Loss

Net loss for the year ended December 31, 2015, was $10.9 million, or $0.14 per share on both a basic and diluted basis, compared to a net loss of $8.5 million, or $0.12 per share on both a basic and diluted basis, reported for the year ended December 31, 2014.  For the year ended December 31, 2013, we reported net loss of $11.3 million, or $0.16 on both a basic and diluted basis.

Liquidity and Financial Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. The uncertainty regarding our ability to generate sufficient cash flows and liquidity to fund operations raises substantial doubt about our ability to continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future). These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We expect to continue to monitor our liquidity carefully, work to reduce this uncertainty, and address our cash needs through a combination of one or more of the following actions:

•
On January 25, 2016, we completed a rights offering to current shareholders, in which we raised $3.5 million that is being used to fund working capital. Refer to Note 17 to the consolidated financial statements for additional discussion regarding the rights offering;

•
On March 28, 2016, we received $1,200,000 in additional equity by issuing 10,000,000 shares of our common stock, $0.04 par value, to 200 NNH, LLC, which will be used to fund working capital. Refer to Note 17 to the consolidated financial statements for additional discussion regarding the additional equity raised;

•	On March 28, 2016, we renegotiated our financial covenants in the 2013 Loan and Security Agreement and the Credit Agreement to requirements based on our forecast models;

•	We will continue to implement further cost actions and efficiency improvements;

•	We will continue to aggressively seek new and return business from our existing customers and expand our presence in the Health and Wellness marketplace;

•	We may sell additional equity or pursue other capital market transactions; and

•	We expect to continue to carefully manage receipts and disbursements, including amounts and timing, focusing on reducing days receivables outstanding and managing days payables outstanding.

Our primary sources of liquidity are cash and cash equivalents as well as availability under the 2013 Loan and Security Agreement (refer to Note 10). At December 31, 2015, we had $2.0 million of cash and cash equivalents and had $3.3 million outstanding under the 2013 Loan and Security Agreement with available borrowing capacity of $0.4 million. As discussed in Note 3, we entered into the Credit Agreement on April 17, 2015, for a $5.0 million Term Loan, which provided funding for the cash component of the Acquisition. After the $4.0 million payment for the Acquisition, the origination fee and related legal costs, we received approximately $0.8 million in net proceeds from the Term Loan.

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

We present our cash flows inclusive of the Portamedic, Heritage Lab, and Hooper Holmes Services service lines, which is the way our cash flows have been presented historically. Given the nature of our business, we have not historically separated much of our working capital by service line and thus we are not able to reliably distinguish between continuing and discontinued operations in our consolidated statements of cash flows for the years ended December 31, 2014 and 2013. Activities negatively affecting our cash flows for the year ended December 31, 2015 include:

•
a net loss of $10.9 million, offset by non-cash charges of $3.4 million in depreciation and amortization expense, amortization of debt discount, and amortization of deferred financing fees; and $0.4 million in share-based compensation expense;

•	capital expenditures of $0.8 million; and

•	an increase in accounts receivable of $1.5 million.

We received net proceeds from financing activities of $7.9 million which were used to fund the Acquisition and working capital.

2013 Loan and Security Agreement

We maintain the 2013 Loan and Security Agreement, as amended on March 28, 2013, July 9, 2014, April 17, 2015, August 10, 2015, November 10, 2015, and March 28, 2016, with the Senior Lender. Borrowings under the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The amount available for borrowing may be less than the $7 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  We have an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables up to $7 million under this facility.  Eligible Receivables do not include certain receivables deemed ineligible by the Senior Lender pursuant to the Second Amendment to the Loan and Security Agreement ("the Second Amendment"). On August 10, 2015, we entered into and consummated a Fourth Amendment to the Loan and Security Agreement (the "Fourth Amendment") which added the AHS receivables to the borrowing base. As of December 31, 2015, there were $3.3 million borrowings outstanding under the 2013 Loan and Security Agreement with available borrowing capacity of $0.4 million. Average available borrowing capacity for the month of March 2016 was $0.4 million, and we had $2.4 million of cash and cash equivalents as of March 28, 2016.

The 2013 Loan and Security Agreement and the Third Amendment contain various covenants, including financial covenants which require us to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation, and amortization). The Third Amendment contained minimum EBITDA covenants of positive $0.8 million for the twelve month period ended December 31, 2015, which we did not comply with. On March 28, 2016, we obtained a Waiver and Sixth Amendment to the Loan and Security Agreement (the "Sixth Amendment") in which the lender modified the covenants to waive the minimum EBITDA covenant for the twelve months ended December 31, 2015, and replaced it with minimum EBITDA covenants of negative $1.6 million for the three months ending March 31, 2016, negative $2.0 million for the six months ending June 30, 2016, negative $1.1 million for the nine months ending September 30, 2016, and $0.8 million for the twelve months ending December 31, 2016, and each twelve consecutive calendar month period ending on the last day of each fiscal quarter thereafter. In addition, we must obtain new equity contributions in an aggregate amount of not less than $4.0 million between November 10, 2015, and June 30, 2016, which condition has been satisfied by our completion of the rights offering earlier this year and the private offering to the investor described above. If we are unable to comply with financial covenants in 2016 and in the event that we were unable to modify the covenants, find new or additional lenders, or raise additional equity, we would be considered in default, which would then enable the lenders to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on our business. Additionally, we continue to have limitations on the maximum amount of capital expenditures for each fiscal year.

2015 Credit Agreement

In order to fund the Acquisition, we entered into and consummated a Credit Agreement on April 17, 2015, with SWK Funding LLC. The Credit Agreement provided us with a $5.0 million Term Loan. The proceeds of the Term Loan were used to pay certain fees and expenses related to the negotiation and consummation of the Purchase Agreement for the Acquisition described in Note

3 and general corporate purposes. The Term Loan is due and payable on April 17, 2018. We are also required to make quarterly revenue-based payments in an amount equal to eight and one-half percent (8.5%) of yearly aggregate revenue up to and including $20 million, seven percent (7%) of yearly aggregate revenue greater than $20 million up to and including $30 million, and five percent (5%) of yearly aggregate revenue greater than $30 million. The revenue-based payment will be applied to fees and interest and any excess to the principal of the Term Loan. Revenue-based payments commence in February 2016, and the maximum aggregate revenue-based principal payment is capped at $600,000 per quarter. We made the first principal payment of $0.5 million, on February 16, 2016, in addition to $0.2 million of interest expense, for a total payment of $0.7 million.

The outstanding principal balance under the Credit Agreement bears interest at an adjustable rate per annum equal to the LIBOR Rate (subject to a minimum amount of one percent (1.0%)) plus fourteen percent (14.0%) and is due and payable quarterly, commencing on August 14, 2015. Upon the earlier of (a) the maturity date of April 17, 2018, or (b) full repayment of the Term Loan, whether by acceleration or otherwise, we are required to pay an exit fee equal to eight percent (8%) of the aggregate principal amount of all term loans advanced under the Credit Agreement. We are recognizing the exit fee over the term of the Term Loan through an accretion accrual to interest expense using the effective interest method.

On February 25, 2016, we entered into a First Amendment to Credit Agreement (“First Amendment”) with SWK. The First Amendment modifies the Credit Agreement dated April 17, 2015, to extend the date we have to issue the additional warrant to SWK to purchase common stock valued at $1.25 million from February 28, 2016, to April 30, 2016, if the 2013 Loan and Security Agreement is not repaid in full and terminated and all liens securing the 2013 Loan and Security Agreement are not released. The First Amendment also modifies the exercise price of the warrant from one cent over the closing price on February 28, 2016, and replaced it with the closing price of our stock on April 30, 2016. Refer to Note 3 for additional discussion regarding the warrants. The First Amendment also required us to issue 454,545 shares of our common stock, $0.04 par value, with a value of $50,000 to SWK effective February 29, 2016.

The Credit Agreement also contains certain financial covenants including minimum aggregate revenue, EBITDA, and consolidated unencumbered liquid assets requirements. The Credit Agreement contains a minimum aggregate revenue covenant of $34 million for the twelve month period ended December 31, 2015, which we did not comply with. On March 28, 2016, we obtained a Second Amendment to the Credit Agreement (the "Second Amendment") in which the lender removed the minimum aggregate revenue requirement for the twelve months ended December 31, 2015, and replaced it with minimum aggregate revenue covenants of $33.0 million for the twelve months ending March 31, 2016, $34.0 million for the twelve months ending June 30, 2016, $37.0 million for the twelve months ending September 30, 2016, $40.0 million for the twelve months ending December 31, 2016, and $45.0 million for the twelve months ending each fiscal quarter thereafter. The Second Amendment also modified the minimum EBITDA covenants for 2016 and replaced them with minimum EBITDA covenants of negative $1.6 million for the three months ending March 31, 2016, negative $2.0 million for the six months ending June 30, 2016, negative $1.1 million for the nine months ending September 30, 2016, $0.8 million for the twelve months ending December 31, 2016, $0.5 million for the twelve months ending March 31, 2017, $0.9 million for the twelve months ending June 30, 2017, and $2.5 million for the twelve months ending September 30, 2017. In addition, we must obtain new equity contributions in an aggregate amount of not less than $0.5 million between March 23, 2016 and June 30, 2016, which requirement we have satisfied through the private offering to the investor described above. The Second Amendment also required us to issue shares of our common stock, $0.04 par value, with a value of $100,000 to SWK within five business days of the transaction. If we are unable to comply with financial covenants in 2016 and in the event that we were unable to modify the covenants, find new or additional lenders, or raise additional equity, we would be considered in default, which would then enable the lenders to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on our business.

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

Other Considerations

The Health and Wellness business sells services directly to end customers and also through wellness, disease management, benefit brokers, and insurance companies (referred to as channel partners) who ultimately have the relationship with the end customer. Sales to direct customers offer the full suite of products and services while our screenings are often aggregated with other offerings from its channel partners to provide a total solution to the end-user. As such, our success is largely dependent on that of our partners.

The Acquisition of AHS required us to enter into the Credit Agreement with the Lenders. In association with the Acquisition, we also incurred transaction expenses and legal and professional fees. During the year ended December 31, 2015, we incurred $0.8 million in legal and professional fees associated with the Acquisition.

Additionally, the Acquisition provides new offerings including the wellness portal and telephonic coaching, along with new staff, new systems, and new customers. During the year ended December 31, 2015, we incurred $0.7 million of costs in connection with integrating the Acquisition, which are recorded in selling, general and administrative expenses. Costs incurred during 2015 primarily relate to transition services purchased from the Seller and the ongoing transition of information technology infrastructure. The integration of AHS will continue into early 2016, and we will continue to incur certain transition costs associated with integrating the two companies, which could adversely affect liquidity.

In addition, as noted in the Contractual Obligations table below, we have contractual obligations related to operating leases and employment contracts which could adversely affect liquidity.

Our ability to satisfy our liquidity needs and meet future covenants is dependent on growing revenues, improving profitability, and raising additional equity as noted above. These profitability improvements primarily include the successful integration of AHS and expansion of our presence in the Health and Wellness marketplace. We must increase screening, telephonic health coaching, and wellness portal volumes in order to cover our fixed cost structure and improve gross profits. These improvements may be outside of management’s control. The integration of AHS and marketplace expansion may require additional costs to grow and operate the newly integrated entity, which we must recover through expanded revenues. If we are unable to increase volumes or control integration or operating costs, liquidity may adversely be affected.

We had $3.3 million borrowings outstanding under the 2013 Loan and Security Agreement as of December 31, 2015. Given the seasonal nature of our operations, which are largely dependent on second half volumes, management expects to continue using the 2013 Loan and Security Agreement in 2016 and beyond.

Given our performance during 2015, we reported EBITDA and aggregate revenue for the year ended December 31, 2015, that was below the current covenants outlined in the 2013 Loan and Security Agreement and the Credit Agreement. As noted above, the lenders recently waived and removed the minimum EBITDA and aggregate revenue covenants for December 31, 2015, and reduced the covenants for 2016 and 2017. There can be no assurance that cash flows from operations, combined with any additional borrowings available to us, will be obtainable in an amount sufficient to enable us to repay our indebtedness, or to fund other liquidity needs. Obtaining a waiver and modifying the financial covenants depends on matters that are outside of management’s control and there can be no assurance that management will be successful in these regards. If we are unable to comply with financial covenants in 2016 and in the event that we were unable to modify the covenants, find new or additional lenders, or raise additional equity, we would be considered in default, which would then enable the lenders to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on our business.

Forward-Looking Statements in “Liquidity”

Our beliefs regarding liquidity sufficiency are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are indicated by words such as “expected”, “will” and other similar words.

Cash Flows from Operating, Investing and Financing Activities

We believe that as a result of the addition of the offerings acquired in the Acquisition of AHS, cash flow from operations will improve. We have reduced our corporate fixed cost structure and plan to continue to evaluate professional fees and other expenses in 2016. We have ongoing initiatives to increase the flexibility of our variable cost structure to improve our scalability with changes in screening volumes. We also believe that the Acquisition will allow us to better leverage our capabilities while maintaining a smaller corporate footprint.

Cash Flows from Operating Activities

For the year ended December 31, 2015, net cash used in operating activities was $6.3 million. Our net cash used in operating activities for the year ended December 31, 2014 was $3.4 million, while our net cash used in operating activities for the year ended December 31, 2013 was $7.0 million.

Our consolidated days sales outstanding ("DSO"), measured on a rolling 90-day basis, was 46.0 days at December 31, 2015, compared to 35.9 days at December 31, 2014. The increase in DSO in 2015 was primarily due to timing of large customer receipts in December 2015. We experience a timing difference between the operating expense and cash collection of the associated revenue based on Health and Wellness customer payment terms. Historically, our accounts receivable balances and our DSO are near their highest point in September and their lowest point in December.

The net cash used in operating activities for 2014 of $3.4 million includes a net loss of $8.5 million, which includes a gain on sale of subsidiaries of $0.7 million and a gain on sale of real estate of $1.8 million and was offset by non-cash charges of $1.6 million of depreciation and amortization and $0.5 million of share-based compensation expense. Changes in working capital items included:

•
a decrease in accounts receivable of $5.1 million, primarily due to the collection of accounts receivable from the discontinued Heritage Labs and Hooper Holmes services customers partially offset by higher current year Health and Wellness screening volumes and related revenue during the year; and

•	a decrease in accounts payable, accrued expenses, and other long-term liabilities of $0.5 million.

The net cash used in operating activities for 2013 of $7.0 million includes a net loss of $11.3 million, which was reduced by the gain on sale of Portamedic of $3.4 million, and non-cash charges of $2.5 million of depreciation and amortization and $0.6 million of share-based compensation expense. Changes in working capital items included:

•	a decrease in accounts receivable of $9.0 million, primarily due to reduced revenues during the fourth quarter of 2013 compared to the fourth quarter of 2012 following the sale of Portamedic; and

•	a decrease in accounts payable, accrued expenses, and other long-term liabilities of $4.3 million.

Cash Flows used in Investing Activities

For the year ended December 31, 2015, we had a net cash outflow from investing activities of $4.8 million. We used $4.0 million for the year ended December 31, 2015, to acquire AHS on April 17, 2015. Capital expenditures for the year ended December 31, 2015, were $0.8 million.

For the year ended December 31, 2014, we had a net cash inflow from investing activities of $4.6 million. During the year ended December 31, 2014, we received proceeds from the sale of Heritage Labs and Hooper Holmes Services to CRL of $3.5 million off set by transaction fees of $0.8 million. We also received net proceeds from the sale of the real estate in Basking Ridge, New Jersey of $2.5 million during the year ended December 31, 2014. We received $0.7 million for payment of the first Holdback Amount from the sale of Portamedic during the year ended December 31, 2014. Capital expenditures for the year ended December 31, 2014, were $1.4 million primarily on information technology enhancements and to prepare for increased screening volumes.

For the year ended December 31, 2013, we had net cash inflow from investing activities of $3.7 million due to cash proceeds for the sale of Portamedic of $6.1 million, partially offset by disposal costs of $0.8 million and capital expenditures of $1.6 million. Capital expenditures during the year ended December 31, 2013, included $0.8 million related to the development of Partnerlink, which was the Portamedic ordering system as well as approximately $0.5 million related to improvements to the Health and Wellness operating system.

Cash Flows used in Financing Activities

For the year ended December 31, 2015, net cash provided by financing activities was $7.9 million related to the proceeds from the Term Loan of $5.0 million, which was partially offset by $0.4 million incurred for debt financing fees. We also had net borrowings under the credit facility of $3.3 million for the year ended December 31, 2015.

For the year ended December 31, 2014, net cash provided by financing activities was $0.02 million related to proceeds from stock option exercises and a reduction in our capital lease obligations.

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

Share Repurchases

We did not purchase any shares of our common stock during 2015, 2014 and 2013.

Dividends

No dividends were paid in 2015, 2014 and 2013. We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2013 Loan and Security Agreement and our Credit Agreement, each as described in Note 10.

Contractual Obligations

The following table sets forth our schedule of contractual obligations at December 31, 2015, including future minimum lease payments under non-cancelable operating and capital leases and employment contract payments.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
2013 Loan and Security Agreement	$3,278	$3,278	$—	$—	$—
Term Loan	$5,000	$5,000	$—	$—	$—
Operating Lease Obligations	$4,967	$1,847	$3,120	$—	$—
Employment Contracts	$1,171	$1,171	—	—	—
Total	$14,416	$11,296	$3,120	$—	$—

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

Revenue Recognition

Revenue is recognized for screening services when the screening is completed and the results are delivered to our customers. Revenue for portal services are recognized on a per eligible member, per month basis, while revenue from coaching services are recognized as services are performed. Revenue for kit assembly is recorded upon shipment to the customers. In all cases, there must be evidence of an agreement with the customer, the sales price must be fixed or determinable, delivery of services must have occurred, and the ability to collect must be reasonably assured. Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and therefore is excluded from revenues in the consolidated statements of operations.

Management regularly assesses the financial condition of our customers, the markets in which these customers participate as well as historical trends relating to customer deductions and adjusts the allowance for doubtful accounts based on this review.  If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, our ability to collect on accounts receivable could be negatively impacted, in which case additional allowances may be required. We must make management judgments and estimates in determining allowances for doubtful accounts in any accounting period.  One uncertainty inherent in our analysis is whether our past experience will be indicative of future periods.  Adverse changes in general economic conditions could affect our allowance estimates, collection of accounts receivable, cash flows and results of operations.

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

Goodwill and Other Intangible Assets

Goodwill is accounted for under the provisions of ASC 350, Intangibles - Goodwill and Other.  All goodwill is assigned to one reporting unit, where it is subject to an annual impairment assessment, or more frequently if circumstances indicate that impairment is likely.  Any one event or a combination of events such as change in the business climate, a negative change in relationships with significant customers and changes to strategic decisions, including decisions to expand made in response to economic or competitive conditions could require an interim assessment prior to the next required annual assessment.  We assessed our goodwill for impairment as of December 31, 2015, and as our market capitalization exceeded the book value of net equity, it was determined that goodwill was not impaired.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Some of the key assumptions utilized in determining future projected cash flows include estimated growth rates, expected future sales, and estimated costs. We cannot predict the occurrence of certain future events that might adversely affect the reported value of long-lived assets, which include, but are not limited to, a change in the business climate, government incentives, a negative change in relationships with significant customers, and changes to strategic decisions made in response to economic and competitive conditions. Changes in these facts, circumstances and management’s estimates and judgment could result in an impairment of long-lived assets resulting in a material charge to earnings. Based on the Company's recent financial performance, management determined a review of impairment of long-lived assets was necessary as of December 31, 2015. The analysis indicated no impairment charge for long-lived assets was required at December 31, 2015.

ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 10 to the consolidated financial statements included in this Report.  Our credit facility is based on variable rates and is therefore subject to interest rate fluctuations.  Accordingly, our interest expense will vary as a result of interest rate changes and the level of any outstanding borrowings.  As of December 31, 2015, there were $3.3 million borrowings outstanding.

As of December 31, 2015, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 8	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hooper Holmes, Inc.:

We have audited the accompanying consolidated balance sheets of Hooper Holmes, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015.  In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, Schedule II – Valuation and Qualifying Accounts.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hooper Holmes, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements and the financial statement schedule taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations and other related liquidity concerns, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 and Note 5 to the consolidated financial statements, the Company changed its method of accounting for discontinued operations during the year ended December 31, 2014 due to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/s/ KPMG LLP

Kansas City, Missouri
March 30, 2016

Hooper Holmes, Inc.
Consolidated Balance Sheets
 (In thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$2,035	$5,201
Accounts receivable, net of allowance for doubtful accounts of $112 and $87 at December 31, 2015 and 2014, respectively	5,565	3,178
Inventories	567	897
Other current assets	331	202
Total current assets	8,498	9,478
Property, plant and equipment, net	2,771	3,054
Intangible assets	5,331	—
Goodwill	633	—
Other assets	613	607
Total assets	$17,846	$13,139

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,339	$2,508
Accrued expenses	5,186	4,083
Short-term debt	5,493	—
Total current liabilities	16,018	6,591
Other long-term liabilities	1,611	1,191
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, par value $.04 per share; Authorized 240,000,000 shares; Issued: 78,025,998 shares and 70,875,998 shares at December 31, 2015 and 2014, respectively. Outstanding: 78,016,603 shares and 70,866,603 shares at December 31, 2015 and 2014, respectively	3,121	2,835
Additional paid-in capital	156,195	150,747
Accumulated deficit	(159,028)	(148,154)
	288	5,428
Less: Treasury stock, at cost; 9,395 shares as of December 31, 2015 and 2014	(71)	(71)
Total stockholders' equity	217	5,357
Total liabilities and stockholders' equity	$17,846	$13,139
See accompanying notes to consolidated financial statements.

      Hooper Holmes Inc.
Consolidated Statements of Operations
 (In thousands, except share and per share data)

	Years ended December 31,
	2015	2014	2013
Revenues	$32,115	$28,524	$24,171
Cost of operations	25,590	21,737	17,767
Gross profit	6,525	6,787	6,404
Selling, general and administrative expenses	14,037	14,138	17,571
Transaction costs	1,027	—	—
Gain on sale of real estate	—	(1,846)	—
Impairment	—	—	212
Restructuring charges	—	146	802
Operating loss from continuing operations	(8,539)	(5,651)	(12,181)
Other (expense) income:
Interest expense, net	(1,796)	—	(81)
Other expense, net	—	(239)	(399)
	(1,796)	(239)	(480)
Loss from continuing operations before income taxes	(10,335)	(5,890)	(12,661)
Income tax expense	19	23	19
Loss from continuing operations	(10,354)	(5,913)	(12,680)
Discontinued operations:
Loss from discontinued operations, net of tax	(520)	(3,301)	(2,025)
Gain on sale of subsidiaries, net of adjustments	—	739	3,430
Income (loss) from discontinued operations	$(520)	$(2,562)	$1,405
Net loss	$(10,874)	$(8,475)	$(11,275)
Basic and diluted (loss) earnings per share:
Continuing operations
Basic	$(0.14)	$(0.08)	$(0.18)
Diluted	$(0.14)	$(0.08)	$(0.18)
Discontinued operations
Basic	$—	$(0.04)	$0.02
Diluted	$—	$(0.04)	$0.02
Net loss
Basic	$(0.14)	$(0.12)	$(0.16)
Diluted	$(0.14)	$(0.12)	$(0.16)
Weighted average number of shares:
Basic	76,048,156	70,684,452	69,965,814
Diluted	76,048,156	70,684,452	69,965,814

See accompanying notes to consolidated financial statements.

 Hooper Holmes, Inc.
Consolidated Statements of Stockholders’ Equity
 (In thousands, except share data)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Total Stockholders' Equity
Balance, December 31, 2012	69,844,782	$2,794	$149,542	$(128,404)	(9,395)	$(71)	$23,861
Net loss				(11,275)			(11,275)
Exercise of share-based awards	182,930	7	64				71
Share-based compensation	354,832	14	629				643
Balance, December 31, 2013	70,382,544	2,815	150,235	(139,679)	(9,395)	(71)	13,300
Net loss				(8,475)			(8,475)
Exercise of share-based awards	57,300	2	27				29
Share-based compensation	436,154	18	485				503
Balance, December 31, 2014	70,875,998	2,835	150,747	(148,154)	(9,395)	(71)	5,357
Net loss				(10,874)			(10,874)
Exercise of share-based awards	50,000	2	21				23
Share-based compensation	600,000	24	416				440
Issuance of common stock	6,500,000	260	2,740				3,000
Issuance of warrant			2,656				2,656
Amortization of deferred financing related to warrant			(385)				(385)
Balance, December 31, 2015	78,025,998	$3,121	$156,195	$(159,028)	(9,395)	(71)	$217
See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc.
Consolidated Statements of Cash Flows
 (In thousands)

	Years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(10,874)	$(8,475)	$(11,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of real estate, net	—	(1,846)	—
Gain on sale of subsidiaries, net of adjustments	—	(739)	(3,430)
Depreciation and amortization	2,211	1,220	2,200
Amortization of debt discount	780	—	—
Amortization of deferred financing fees	385	343	298
Provision for bad debt expense	61	85	(380)
Share-based compensation expense	440	503	643
Impairment of long-lived assets, loss on disposal of fixed assets and other	—	181	416
Change in assets and liabilities:
Accounts receivable	(1,530)	5,135	9,000
Inventories	215	(300)	(62)
Other assets	(459)	1,005	(184)
Accounts payable, accrued expenses and other liabilities	2,474	(542)	(4,255)
Net cash used in operating activities	(6,297)	(3,430)	(7,029)
Cash flows from investing activities:
Capital expenditures	(793)	(1,409)	(1,550)
Acquisition of Accountable Health Solutions	(4,000)	—	—
Proceeds from sale of real estate, net of closing costs	—	2,544	—
Proceeds from the sale of Heritage Labs and Hooper Holmes Services	—	3,539	—
Cost paid to sell Heritage Labs and Hooper Holmes Services	—	(777)	—
Proceeds from the sale of Portamedic	—	743	6,053
Costs paid to sell Portamedic	—	—	(781)
Net cash (used in) provided by investing activities	(4,793)	4,640	3,722
Cash flows from financing activities:
Borrowings under credit facility	19,190	—	50,827
Payments under credit facility	(15,912)	—	(50,827)
Proceeds from issuance of Term Loan	5,000	—	—
Debt financing fees	(377)	—	(999)
Proceeds related to the exercise of stock options	23	29	71
Payments on capital lease obligations	—	(8)	(114)
Net cash provided by (used in) financing activities	7,924	21	(1,042)
Net increase (decrease) in cash and cash equivalents	(3,166)	1,231	(4,349)
Cash and cash equivalents at beginning of year	5,201	3,970	8,319
Cash and cash equivalents at end of year	$2,035	$5,201	$3,970

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$97	$163	$153
Debt financing fees vouchered but not paid	$500	$—	$—
Proceeds from sale of Portamedic not received, net of costs not paid	$—	$—	$1,525
Supplemental disclosure of non-cash financing activities:
Issuance of common stock in connection with the Acquisition	3,000	—	—
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$516	$—	$82
Income taxes	$41	$53	$62
See accompanying notes to consolidated financial statements

HOOPER HOLMES, INC.
Notes to Consolidated Financial Statements
 (amounts in thousands, except share and per share data, unless otherwise noted)

Note 1 — Summary of Significant Accounting Policies

(a)	Description of the Business

Hooper Holmes, Inc. and its subsidiaries (“Hooper Holmes” or the "Company”) provides on-site screenings, laboratory testing, risk assessment, and sample collection services to individuals as part of comprehensive health and wellness programs offered through corporate and government employers.  The acquisition of Accountable Health Services, Inc ("AHS") allows Hooper Holmes to also deliver telephonic health coaching, wellness portals, and data analytics and reporting services. Hooper Holmes is engaged by the organizations sponsoring such programs, including health and care management companies, broker and wellness companies, disease management organizations, reward administrators, third party administrators, clinical research organizations, and health plans.  Hooper Holmes provides these services through a national network of health professionals.

The Company's business is subject to some seasonality, with the second quarter sales typically dropping below other quarters and the third and fourth quarter sales typically the strongest quarters due to increased demand for screenings from mid-August through November related to annual benefit renewal cycles.

On September 30, 2013, the Company completed the sale of certain assets comprising its Portamedic service line. The Portamedic service line is accounted for as a discontinued operation in this Form 10-K. During 2014, the Company sold certain assets comprising the Heritage Labs and Hooper Holmes Services businesses. The operating results of these businesses are also segregated and reported as discontinued operations in this Form 10-K.

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

In connection with the Acquisition, the Company entered into and consummated a Consent and Third Amendment to the Loan and Security Agreement (the "Third Amendment") to the Loan and Security Agreement (as amended, the "2013 Loan and Security Agreement") with ACF FinCo I LP ("ACF" or the "Senior Lender"), the assignee of Keltic Financial Partners II, LP ("Ares"). The 2013 Loan and Security Agreement provides a revolving credit facility which is secured and repaid as set forth therein. The Senior Lender consented to the Acquisition, the maximum borrowing capacity under the 2013 Loan and Security Agreement was reduced from $10 million to $7 million (subject to increase to up to$12 million in certain circumstances, subject to the Senior Lender’s consent, as provided in the 2013 Loan and Security Agreement) and the expiration was extended through February 28, 2019. The Company paid an amendment fee of $0.1 million in connection with the Third Amendment.

In order to fund the Acquisition, the Company entered into and consummated a Credit Agreement (the "Credit Agreement") with SWK Funding LLC as the agent ("Agent") on April 17, 2015, and the lenders (including SWK Funding LLC) party thereto from time to time (the "Lenders"). The Credit Agreement provides the Company with a $5.0 million term loan (the "Term Loan") (refer to Note 3 and Note 10).

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

Trade accounts receivable are recorded at the invoiced amount. Customer contracts state that we can charge interest but historically the Company has not. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowances for uncollectible accounts are estimated based on the Company's periodic review of accounts receivable historical losses and current receivables aging. Account balances are charged off to the allowance after all means of collections have been exhausted and potential for recovery is considered remote.  Customer billing adjustments are recorded against revenue whereas adjustments for bad debts are recorded within selling, general and administrative expenses.  The Company does not have any off-balance sheet credit exposure related to its customers.

(e)	Inventories

Inventories, which consist of finished goods and component inventory, are stated at the lower of average cost or market.  Included in inventories at December 31, 2015 and 2014 are $0.4 million and $0.7 million, respectively, of finished goods and $0.3 million and $0.2 million, respectively, of components.

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

Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Some of the key assumptions utilized in determining future projected cash flows include estimated growth rates, expected future sales, and estimated costs.

Based on the Company's recent financial performance, management determined a review of impairment of long-lived assets was necessary as of December 31, 2015. The analysis indicated no impairment charge for long-lived assets was required at December 31, 2015. There was also no impairment charges recorded in continuing operations during the year ended December 31, 2014. During the year ended December 31, 2013, the Company recorded impairment charges in continuing operations of $0.2 million related to the write-off of software which was no longer expected to be utilized.

The Company recorded an impairment charge of long-lived assets related to discontinued operations of $0.04 million and $0.1 million for the years ended December 2014 and 2013, respectively.

(h)	Goodwill

Goodwill is accounted for under the provisions of ASC 350, Intangibles – Goodwill and Other. All goodwill is assigned to one reporting unit, where it is subject to an annual impairment assessment, or more frequently if circumstances indicate that impairment is likely. Any one event or a combination of events such as change in the business climate, a negative change in relationships with significant customers and changes to strategic decisions, including decisions to expand made in response to economic or competitive conditions could require an interim assessment prior to the next required annual assessment. The Company assessed its goodwill for impairment as of December 31, 2015, and concluded that goodwill was not impaired. The assessment consisted of a quantitative analysis in accordance with Accounting Standards Update ("ASU") 2011-08, Testing for Goodwill Impairment, in which the fair value of our reporting unit exceeded the carrying amount. Goodwill was $0.6 million as of December 31, 2015.

(i)	Deferred Rent

The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the term of the lease. As of December 31, 2015 and 2014, the Company has recorded $0.2 million and $0.2 million, respectively, related to deferred rent in the consolidated balance sheet.

(j)	Revenue Recognition

Revenue is recognized for screening services when the screening is completed and the results are delivered to our customers. Revenue for portal services are recognized on a per eligible member, per month basis, while revenue from coaching services are recognized as services are performed. Revenue for kit assembly is recorded upon shipment to the customers. In all cases, there must be evidence of an agreement with the customer, the sales price must be fixed or determinable, delivery of services must have occurred, and the ability to collect must be reasonably assured. Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and therefore is excluded from revenues in the consolidated statements of operations.

(k)	Share-Based Compensation

The Company recognizes all share-based compensation to employees, directors, and consultants, including grants of stock options and restricted stock, in the financial statements as compensation cost based on their fair value on the date of grant, in accordance with ASC 718, Compensation-Stock Compensation. This compensation cost is recognized over the vesting period on a straight-line basis for the fair value of awards expected to vest. Refer to Note 4 for a detailed discussion of share-based payments.

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

Basic (loss) earnings per share equals net (loss) income divided by the weighted average common shares outstanding during the period.  Diluted (loss) earnings per share equals net (loss) income divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. The calculation of (loss) earnings per common share on a basic and diluted basis was the same for the three years ended December 31, 2015, because the inclusion of dilutive common stock equivalents would have been anti-dilutive for all periods presented. Options to purchase 4,398,700, 3,652,200, and 4,150,550 shares of the Company's common stock through employee stock plans were outstanding as of December 31, 2015, 2014 and 2013, respectively, and a warrant to purchase 8,152,174 shares issued to SWK was outstanding as of December 31, 2015, but are anti-dilutive because the Company is in a net loss position.

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

The Company’s accounts receivable are due primarily from healthcare management and wellness companies.  As of December 31, 2015, there were two customer balances that each accounted for more than 10% of the total consolidated accounts receivable. The accounts receivable balance for these two customers represented approximately 34% of total consolidated accounts receivable as of December 31, 2015. As of December 31, 2014, there were two customer balances that each accounted for more than 10% of the total consolidated accounts receivable and represented approximately 39% of total consolidated accounts receivable.

For the year ended December 31, 2015, there were two Health and Wellness customers that exceeded 10% of revenue from continuing operations and represented more than 30% of the consolidated revenue. For the years ended December 31, 2014 and 2013, there were three Health and Wellness customers that exceeded 10% of revenue from continuing operations and represented more than 50% of the consolidated revenue. The Company has agreements with each of its Health and Wellness customers, although these agreements do not provide for specific minimum level of purchase.

(p)	New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This new guidance is effective for the Company in the first quarter of 2018, with early adoption permitted as of the original effective date or first quarter of 2017. The Company is currently evaluating the effect that ASU 2014-09 will have on the consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The Company has unamortized debt issuance costs of $0.3 million that is included in Other Assets as of December 31, 2015, and will be reclassified as an offset to Debt in the first quarter of 2016. ASU 2015-03 is effective for the Company in the first quarter of 2016, with early adoption permitted, and retrospective application required.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments", which eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. An acquirer now must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments amounts are determined. ASU 2015-16 is effective for the Company in the first quarter of 2016, with early adoption permitted. We elected to early adopt the provisions of this new standard for the year ended December 31, 2015. The adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes", which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. We elected to early adopt the provisions of this new standard for the year ended December 31, 2015, on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases", which is intended to improve financial reporting about leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial position, results of operations or cash flows.

Note 2 — Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The uncertainty regarding the Company's ability to generate sufficient cash flows and liquidity to fund operations raises substantial doubt about its ability to continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future). These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company expects to continue to monitor its liquidity carefully, work to reduce this uncertainty, and address its cash needs through a combination of one or more of the following actions:

•
On January 25, 2016, the Company completed a rights offering to current shareholders, in which it raised $3.5 million that is being used to fund working capital. Refer to Note 17 to the consolidated financial statements for additional discussion regarding the rights offering;

•
On March 28, 2016, the Company received $1,200,000 in additional equity by issuing 10,000,000 shares of its common stock, $0.04 par value, to 200 NNH, LLC, which will be used to fund working capital. Refer to Note 17 to the consolidated financial statements for additional discussion regarding the additional equity raised;

•	On March 28, 2016, the Company renegotiated its financial covenants in the 2013 Loan and Security Agreement and the Credit Agreement to requirements based on its forecast models;

•	The Company will continue to implement further cost actions and efficiency improvements;

•	The Company will continue to aggressively seek new and return business from its existing customers and expand its presence in the Health and Wellness marketplace;

•	The Company may sell additional equity or pursue other capital market transactions; and

•	The Company expects to continue to carefully manage receipts and disbursements, including amounts and timing, focusing on reducing days receivables outstanding and managing days payables outstanding.

The Company’s primary sources of liquidity are cash and cash equivalents as well as availability under the 2013 Loan and Security Agreement (refer to Note 10). At December 31, 2015, the Company had $2.0 million of cash and cash equivalents and had $3.3 million outstanding under the 2013 Loan and Security Agreement with available borrowing capacity of $0.4 million. As discussed in Note 3, the Company entered into the Credit Agreement on April 17, 2015, for a $5.0 million term loan, which provided funding for the cash component of the Acquisition. After the $4.0 million payment for the Acquisition, the origination fee and related legal costs, the Company received approximately $0.8 million in net proceeds from the Term Loan.

The Company incurred a loss from continuing operations of $10.4 million for the year ended December 31, 2015. The Company's net cash used in operating activities during the year ended December 31, 2015 was $6.3 million. The Company has managed its liquidity through the addition of the Term Loan and the availability under the 2013 Loan and Security Agreement and a series of cost reduction initiatives.

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

2013 Loan and Security Agreement

The Company maintains the 2013 Loan and Security Agreement, as amended on March 28, 2013, July 9, 2014, April 17, 2015, August 10, 2015, November 10, 2015, and March 28, 2016, with the Senior Lender. Borrowings under the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The amount available for borrowing may be less than the $7 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  The Company has an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables up to $7 million under this facility.  Eligible Receivables do not include certain receivables deemed ineligible by the Senior Lender pursuant to the Second Amendment to the Loan and Security Agreement ("the Second Amendment"). On August 10, 2015, the Company entered into and consummated a Fourth Amendment to the Loan and Security Agreement (the "Fourth Amendment") which added the AHS receivables to the borrowing base. As of December 31, 2015, there were $3.3 million borrowings outstanding under the 2013 Loan and Security Agreement with available borrowing capacity of $0.4 million. Average available borrowing capacity for the month of March 2016 was $0.4 million, and we had $2.4 million of cash and cash equivalents as of March 28, 2016.

The 2013 Loan and Security Agreement and the Third Amendment contain various covenants, including financial covenants which require the Company to achieve a minimum EBITDA amount (earnings before interest expense, income taxes, depreciation, and amortization). The Third Amendment contained minimum EBITDA covenants of positive $0.8 million for the twelve month period ended December 31, 2015, which the Company did not comply with. On March 28, 2016, the Company obtained a Waiver and Sixth Amendment to the Loan and Security Agreement (the "Sixth Amendment") in which the lender modified the covenants to waive the minimum EBITDA covenant for the twelve months ended December 31, 2015, and replaced it with minimum EBITDA covenants of negative $1.6 million for the three months ending March 31, 2016, negative $2.0 million for the six months ending June 30, 2016, negative $1.1 million for the nine months ending September 30, 2016, and $0.8 million for the twelve months ending December 31, 2016, and each twelve consecutive calendar month period ending on the last day of each fiscal quarter thereafter. In addition, the Company must obtain new equity contributions in an aggregate amount of not less than $4.0 million between November 10, 2015, and June 30, 2016, which condition has been satisfied by its completion of the rights offering earlier this year and the private offering to the investor described above. If the Company is unable to comply with financial covenants in 2016 and in the event that the Company was unable to modify the covenants, find new or additional lenders, or raise additional equity, it would be considered in default, which would then enable the lenders to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on the Company's business. Additionally, the Company continues to have limitations on the maximum amount of capital expenditures for each fiscal year.

2015 Credit Agreement

In order to fund the Acquisition, the Company entered into and consummated a Credit Agreement on April 17, 2015, with SWK Funding LLC ("SWK"). The Credit Agreement provides the Company with a $5.0 million Term Loan. The proceeds of the Term Loan were used to pay certain fees and expenses related to the negotiation and consummation of the Purchase Agreement for the Acquisition described in Note 3 and general corporate purposes. The Term Loan is due and payable on April 17, 2018. The Company is also required to make quarterly revenue-based payments in an amount equal to eight and one-half percent (8.5%) of yearly aggregate revenue up to and including $20 million, seven percent (7%) of yearly aggregate revenue greater than $20 million up to and including $30 million, and five percent (5%) of yearly aggregate revenue greater than $30 million. The revenue-based payment will be applied to fees and interest and any excess to the principal of the Term Loan. Revenue-based payments commence in February 2016, and the maximum aggregate revenue-based principal payment is capped at $600,000 per quarter. The Company made its first principal payment of $0.5 million, on February 16, 2016, in addition to $0.2 million of interest expense, for a total payment of $0.7 million.

The outstanding principal balance under the Credit Agreement bears interest at an adjustable rate per annum equal to the LIBOR Rate (subject to a minimum amount of one percent (1.0%)) plus fourteen percent (14.0%) and is due and payable quarterly, commencing on August 14, 2015. Upon the earlier of (a) the maturity date of April 17, 2018, or (b) full repayment of the Term Loan, whether by acceleration or otherwise, the Company is required to pay an exit fee equal to eight percent (8%) of the aggregate principal amount of all term loans advanced under the Credit Agreement. The Company is recognizing the exit fee over the term of the Term Loan through an accretion accrual to interest expense using the effective interest method.

On February 25, 2016, the Company entered into a First Amendment to Credit Agreement (“First Amendment”) with SWK. The First Amendment modifies the Credit Agreement dated April 17, 2015, to extend the date the Company has to issue the additional warrant to SWK to purchase common stock valued at $1.25 million from February 28, 2016, to April 30, 2016, if the 2013 Loan and Security Agreement is not repaid in full and terminated and all liens securing the 2013 Loan and Security Agreement are not released. The First Amendment also modifies the exercise price of the warrant from one cent over the closing price on February 28, 2016, and replaced it with the closing price of our stock on April 30, 2016. Refer to Note 3 for additional discussion regarding the warrants. The First Amendment also required the Company to issue 454,545 shares of its common stock, $0.04 par value, with a value of $50,000 to SWK effective February 29, 2016.

The Credit Agreement also contains certain financial covenants including minimum aggregate revenue, EBITDA, and consolidated unencumbered liquid assets requirements. The Credit Agreement contains a minimum aggregate revenue covenant of $34 million for the twelve month period ended December 31, 2015, which the Company did not comply with. On March 28, 2016, the Company obtained a Second Amendment to the Credit Agreement (the "Second Amendment") in which the lender removed the minimum aggregate revenue requirement for the twelve months ended December 31, 2015, and replaced it with minimum aggregate revenue covenants of $33.0 million for the twelve months ending March 31, 2016, $34.0 million for the twelve months ending June 30, 2016, $37.0 million for the twelve months ending September 30, 2016, $40.0 million for the twelve months ending December 31, 2016, and $45.0 million for the twelve months ending each fiscal quarter thereafter. The Second Amendment also modified the minimum EBITDA covenants for 2016 and replaced them with minimum EBITDA covenants of negative $1.6 million for the three months ending March 31, 2016, negative $2.0 million for the six months ending June 30, 2016, negative $1.1 million for the nine months ending September 30, 2016, $0.8 million for the twelve months ending December 31, 2016, $0.5 million for the twelve months ending March 31, 2017, $0.9 million for the twelve months ending June 30, 2017, and $2.5 million for the twelve months ending September 30, 2017. In addition,the Company must obtain new equity contributions in an aggregate amount of not less than $0.5 million between March 23, 2016 and June 30, 2016, which requirement the Company has satisfied through the private offering to the investor described above. The Second Amendment also required the Company to issue shares of its common stock, $0.04 par value, with a value of $100,000 to SWK within five business days of the transaction. If the Company is unable to comply with financial covenants in 2016 and in the event that the Company was unable to modify the covenants, find new or additional lenders, or raise additional equity, it would be considered in default, which would then enable the lenders to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on the Company's business.

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

Other Considerations

The Health and Wellness business sells services directly to end customers and also through wellness, disease management, benefit brokers, and insurance companies (referred to as channel partners) who ultimately have the relationship with the end customer. Sales to direct customers offer the full suite of products and services while our screenings are often aggregated with other offerings from its channel partners to provide a total solution to the end-user. As such, the Company's success is largely dependent on that of its partners.

The Acquisition of AHS required the Company to enter into the Credit Agreement with the Lenders. In association with the Acquisition, we also incurred transaction expenses and legal and professional fees. During the year ended December 31, 2015, we incurred $0.8 million in legal and professional fees associated with the Acquisition.

Additionally, the Acquisition provides new offerings including the wellness portal and telephonic coaching, along with new staff, new systems, and new customers. During the year ended December 31, 2015, the Company incurred $0.7 million of costs in connection with integrating the Acquisition, which are recorded in selling, general and administrative expenses. Costs incurred during 2015 primarily relate to transition services purchased from the Seller and the ongoing transition of information technology infrastructure. The integration of AHS will continue into early 2016, and the Company will continue to incur certain transition costs associated with integrating the two companies, which could adversely affect liquidity.

In addition, we have contractual obligations related to operating leases and employment contracts which could adversely affect liquidity.

The Company’s ability to satisfy its liquidity needs and meet future covenants is dependent on growing revenues, improving profitability, and raising additional equity as noted above. These profitability improvements primarily include the successful integration of AHS and expansion of the Company’s presence in the Health and Wellness marketplace. The Company must increase screening, telephonic health coaching, and wellness portal volumes in order to cover its fixed cost structure and improve gross profits. These improvements may be outside of management’s control. The integration of AHS and marketplace expansion may require additional costs to grow and operate the newly integrated entity, which the Company must recover through expanded revenues. If the Company is unable to increase volumes or control integration or operating costs, liquidity may adversely be affected.

The Company had $3.3 million borrowings outstanding under the 2013 Loan and Security Agreement as of December 31, 2015. Given the seasonal nature of the Company's operations, which are largely dependent on second half volumes, management expects to continue using the 2013 Loan and Security Agreement in 2016 and beyond.

Given the Company's performance during 2015, the Company reported EBITDA and aggregate revenue for the year ended December 31, 2015, that was below the current covenants outlined in the 2013 Loan and Security Agreement and the Credit Agreement. As noted above, the lenders recently waived and removed the minimum EBITDA and aggregate revenue covenants for December 31, 2015, and reduced the covenants for 2016 and 2017. There can be no assurance that cash flows from operations, combined with any additional borrowings available to the Company, will be obtainable in an amount sufficient to enable the Company to repay its indebtedness, or to fund other liquidity needs.  Obtaining a waiver and modifying the financial covenants depends on matters that are outside of management’s control and there can be no assurance that management will be successful in these regards. If the Company is unable to comply with financial covenants in 2016 and in the event that the Company were unable to modify the covenants, find new or additional lenders, or raise additional equity, the Company would be considered in default, which would then enable the lenders to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on the Company's business.

Note 3 — Acquisition

The Company entered into and consummated the Purchase Agreement on April 17, 2015, among the Company and certain of its subsidiaries, Accountable Health Solutions, Inc. (the "Seller" or "AHS") and Accountable Health, Inc. ("Shareholder"). Pursuant to the Purchase Agreement, the Company has acquired the assets and certain liabilities representing the health and wellness business of the Seller for approximately $7.0 million - $4.0 million in cash and up to 6,500,000 shares of the Company’s common stock, $0.04 par value, with a value of $3.0 million, which was subject to a working capital adjustment as described in the Purchase Agreement (the "Acquisition"). At the closing of the Purchase Agreement, the Company issued and delivered 5,576,087 shares of Common Stock to the Shareholder and issued and held back 326,087 shares of Common Stock for the working capital adjustment, which were subsequently released on October 9, 2015, and 597,826 shares of Common Stock for indemnification purposes. No additional shares will be issued under the terms of the Purchase Agreement. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, which provides an exemption for private offerings of securities. During the year ended December 31, 2015, the Company recorded transaction costs of $0.8 million in connection with the Acquisition in the consolidated statement of operations.

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

In order to fund the Acquisition, the Company entered into and consummated a Credit Agreement (the "Credit Agreement") with SWK Funding LLC as the agent ("Agent") on April 17, 2015, and the lenders (including SWK Funding LLC) party thereto from time to time (the "Lenders"). The Credit Agreement provides the Company with a $5.0 million term loan (the "Term Loan"). The proceeds of the Loan were used to pay certain fees and expenses related to the negotiation and consummation of the Purchase Agreement and the Acquisition described above and general corporate purposes. The Company paid the Agent an origination fee of $0.1 million. The Loan is due and payable on April 17, 2018.

In addition, on April 17, 2015, in connection with the execution of the Credit Agreement, the Company issued the Agent a warrant (the "Warrant") to purchase 8,152,174 shares of the Company’s common stock. The Warrant is exercisable after October 17, 2015, and up to and including April 17, 2022, at an exercise price of $0.46 per share. The Warrant is exercisable on a cashless basis. The exercise price of the Warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like. The Warrant grants the holder certain piggyback registration rights. The Warrant was considered equity classified, and as such, the Company allocated the proceeds from the Term Loan to the Warrant using the Relative Fair Value Method. The fair value of the Warrant of $2.7 million was recorded as debt discount, which is being recognized as interest expense over the term of the Credit Agreement using the effective interest method. The Company valued the Warrant using the Black-Scholes pricing model using volatility of 85.0%, a risk-free rate of 1.4%, dividend rate of zero and term of 7 years, which is consistent with the exercise period of the Warrant and is a Level 3 valuation technique.

Further, pursuant to the Credit Agreement, if the 2013 Loan and Security Agreement is not repaid in full and terminated, and all liens securing the 2013 Loan and Security Agreement are not released, on or prior to April 30, 2016, as amended per below, the Company has agreed to issue an additional warrant to the Agent to purchase common stock valued at $1.25 million, with an exercise price of the closing price on April 30, 2016, as amended per below. The additional warrant will become exercisable six months after issuance, remain exercisable for 7 years and have customary anti-dilution protection similar to the Warrants. The Company considered whether the issuance of this additional warrant was a “credit sensitive payment”, as the issuance of the additional warrant is contingent upon the repayment of debt (the 2013 Loan and Security Agreement). However, as the repayment date specified in the Term Loan is prior to the maturity date of the 2013 Loan and Security Agreement and therefore this is an incentive feature, rather than a reflection of the Company’s creditworthiness, the Company did not think it was appropriate to consider this feature credit related. Therefore, the feature is not clearly and closely related to the debt host. The Company determined that the additional warrant feature does not contain an explicit limit on the number of warrants to be delivered for settlement. As the Company is required to deliver a number of additional warrants that will satisfy the fixed monetary amount of $1.25 million, the number of warrants (and underlying shares) to be delivered cannot be determined. Therefore, the additional warrant feature is considered an embedded derivative.

On February 25, 2016, the Company entered into a First Amendment to Credit Agreement (“First Amendment”) with the Agent. The First Amendment modifies the 2015 Credit Agreement, to extend the date the Company has to issue the additional warrant to the Agent from February 28, 2016, to April 30, 2016, if the 2013 Loan and Security Agreement is not repaid in full and terminated and all liens securing the 2013 Loan and Security Agreement are not released. The First Amendment also modifies the exercise price of the warrant from one cent over the closing price on February 28, 2016, and replaced it with the closing price of the Company's stock on April 30, 2016. The First Amendment also required the Company to issue 454,545 shares of our common stock, $0.04 par value, with a value of $50,000 to SWK effective February 29, 2016.

As the issuance of the additional warrant is contingent, the evaluation of the likelihood of the occurrence of the contingency was considered in determining the fair value of the embedded derivative. As the Company does believe that the contingency (i.e. not repaying in full and terminating the 2013 Loan and Security Agreement by April 30, 2016) is likely to occur, the value of the embedded derivative was recognized on the financial statements. Consequently, the value of the Term Loan was reduced by the fair value of the additional warrant. The Company determined the value of the additional warrant was $0.9 million as of the Acquisition date. The fair value as of December 31, 2015, was $0.8 million, with the gain recorded in Interest Expense. The Company valued the additional warrant using the Black-Scholes pricing model using volatility of 80.0%, a risk-free rate of 2.1%, dividend rate of zero and term of 7 years, which is consistent with the exercise period of the additional warrant. The value of the embedded derivative will continue to be evaluated every reporting period through April 30, 2016.

The following table summarizes the net impact to cash for the proceeds of the Credit Agreement, debt assumed (Term Loan less the fair value of the Warrant and derivative liability), issuance of common shares, the impact to additional paid-in capital for the issuance of shares and fair value of the Warrant, derivative liability and transaction costs, as of the origination date:

(in thousands)
Credit Agreement	$5,000
Cash consideration	(4,000)
Net proceeds from Credit Agreement	1,000

Term Loan	5,000
Debt discount associated with Warrant	(2,656)
Derivative liability with additional warrant feature	(908)
Net debt recorded with Acquisition	1,436

Common Stock (6,500,000 shares at $0.04 par)	260

Additional paid-in capital: issuance of shares	2,740
Additional paid-in capital: fair value of Warrant	2,656
Net increase to APIC with Acquisition	$5,396

The Acquisition was treated as a purchase in accordance with Accounting Standards Codification (ASC) 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the transaction. The allocation of purchase price is based on management’s judgment after evaluating several factors, including a valuation assessment. The allocation of purchase price is preliminary and subject to changes as additional information becomes available. The Company is still evaluating the valuation of intangible assets related to the acquisition.

The allocation of purchase price is as follows:

(in thousands)
Accounts receivable, net of allowance of $2	$918
Inventory and other current assets	117
Fixed assets	123
Customer portal (existing technologies)	4,151
Customer relationships	2,097
Goodwill	633
Accounts payable and accrued expenses	(743)
Deferred revenue	(296)
Purchase Price	$7,000

Intangible assets acquired include existing technology in the form of a customer-facing wellness portal and customer relationships. The fair value of the customer relationships acquired was determined using the excess earnings method under the income approach for customer relationships; and the fair value of the wellness portal software was determined using the replacement cost method. The estimated useful life for the wellness portal and customer relationships is 4 years and 8 years, respectively. Amortization is recorded on a straight-line basis over the estimated useful life of the asset. The Company recorded amortization expense of $0.9 million during the year ended December 31, 2015, related to the intangible assets acquired in the Acquisition, of which $0.7 million is recorded as a component of cost of operations and $0.2 million is recorded as a component of selling, general and administrative expenses. The goodwill of $0.6 million was recorded in one reporting unit, the Health and Wellness operations, and is deductible for tax purposes.

The consolidated statement of operations for the year ended December 31, 2015, includes revenue of $9.6 million attributable to AHS since the acquisition date of April 17, 2015. Disclosure of the earnings contribution from the AHS business is not practicable, as the Company has already integrated operations in many areas.

The following table provides unaudited pro forma results of operations for the years ended December 31, 2015 and 2014, as if the acquisition had been completed on the first day of our 2014 fiscal year.

	December 31,
(in thousands)	2015	2014
Pro forma revenues	$34,996	$44,087

Pro forma net loss from continuing operations	$(10,847)	$(12,372)

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had the Company been a combined company during the periods presented, nor are they indicative of the consolidated results of operations in future periods. The pro forma results for the years ended December 31, 2015 and 2014 include pre-tax adjustments for amortization of intangible assets of $0.3 million and $1.3 million, respectively, and acquisition costs of $0.8 million.

Note 4 — Share-Based Compensation

Employee Stock-Based Compensation Plan — On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, non-vested stock and performance shares. The 2008 Plan provides for the issuance of an aggregate of 5,000,000 shares. During the three years ended December 31, 2015, options for the purchase of 1,350,000, 359,700 and 325,000, respectively, shares were granted under the 2008 Plan. During the years ended December 31, 2015 and 2014, no shares of restricted stock were granted. During the year ended December 31, 2013, 205,532 shares of restricted stock were granted, which vest immediately but cannot be sold for one year from date of grant, to the Company's Chief Executive Officer as settlement for a discretionary bonus of $0.1 million. As of December 31, 2015, 2,265,318 shares remain available for grant under the 2008 Plan.

On May 24, 2011, the Company's shareholders approved the 2011 Omnibus Employee Incentive Plan (as subsequently amended and restated, the "2011 Plan") providing for the grant of stock options and non-vested stock awards. The 2011 Plan provides for the issuance of an aggregate of 3,500,000 shares. On June 11, 2014, the Company's shareholders approved an amendment and restatement of the 2011 Plan to rename the 2011 Plan as the Hooper Holmes, Inc. 2011 Omnibus Incentive Plan and also to include non-employee directors and consultants as eligible participants. The 2011 Plan is to remain in effect until the earlier of (i) the 10th anniversary of the plan's original effective date of May 24, 2011, or (ii) the date all shares of stock available for issuance have been issued. During the years ended December 31, 2015 and 2014, the Company granted a total of 600,000 and 400,000, respectively, stock awards to non-employee members of the Board of Directors that immediately vested. During the three years ended December 31, 2015, 2014 and 2013, options for the purchase of 700,000, 300,000 and 2,000,000 shares, respectively, were granted under the 2011 Plan. As of December 31, 2015, 15,120 shares remain available for grant under the 2011 Plan. Effective December 31, 2015, the Company amended certain 2014 and 2015 employee award agreements to specify that any exercise of options under the agreement would be satisfied by an issuance of shares authorized under the 2008 Plan rather than the 2011 Plan. The award agreements were not amended in any other respect, and the options granted thereunder have not been amended in any respect and remain subject to their original exercise prices and vesting schedules.

Options under the 2008 and 2011 Plans are granted at fair value on the date of grant, are exercisable in accordance with a vesting schedule specified in the grant agreement, and have contractual lives of 10 years from the date of grant. Options to purchase 2,000,000 and 750,000, shares, respectively, of the Company's stock granted to the Chief Executive Officer of the Company in September 2013 and to certain executives in October 2015, vest 25% upon receipt of the grant and 25% on the first, second, and third anniversaries of the grant. Options to purchase 250,000 shares of the Company's stock granted to certain executives of the Company in the 3rd quarter of 2015 vest 25% quarterly for one year. All other options vest one-third on each of the first, second and third anniversaries of the grant.

The fair value of each stock option granted during the year was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2015	2014	2013
Expected life (years)	4.9	5.3	5.4
Expected volatility	68.9%	82.9%	89.6%
Expected dividend yield	—	—	—
Risk-free interest rate	1.7%	1.8%	1.5%
Weighted average fair value of options granted during the year	$0.18	$0.39	$0.34

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

The following table summarizes stock option activity for the year ended December 31, 2015:

			Weighted
		Weighted Average	Average Remaining	Aggregate Intrinsic
	Number of Shares	Exercise Price Per Share	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2014	3,652,200	$0.67
Granted	2,050,000	$0.32
Exercised	(50,000)	0.45
Forfeited and Expired	(1,253,500)	$0.94
Outstanding at December 31, 2015	4,398,700	$0.43	8.3	$0
Exercisable at December 31, 2015	1,905,721	$0.53	7.4	$0

For the year ended December 31, 2015, 50,000 stock options valued with a weighted average exercise price of $0.45 were exercised under the 2008 Plan. No stock options were exercised during the year end December 31, 2015 under the 2011 Plan. For the year ended December 31, 2014, 57,300 stock options valued with a weighted average exercise price of $0.52 were exercised under the 2008 Plan. No stock options were exercised during the year ended December 31, 2014 under the 2011 Plan. For the year ended December 31, 2013, 173,050 and 9,880 stock options valued with a weighted average exercise price of $0.38 and $0.65, respectively, were exercised under the 2008 Plan and 2011 Plan, respectively.

Options for the purchase of 843,121, 770,600 and 1,498,850 shares of common stock vested during the years ended December 31, 2015, 2014 and 2013, respectively, and the aggregate fair value at grant date of these options was $0.3 million, $0.3 million and $0.7 million, respectively. As of December 31, 2015, there was approximately $0.4 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted average period of 1.6 years.

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
Other Stock Awards — On May 30, 2007, the Company’s shareholders approved the Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”), which provides for the automatic grant, on an annual basis for 10 years, of shares of the Company’s stock to the Company's non-employee directors.  The total number of shares that may be awarded under the 2007 Plan is 600,000.  There were no shares awarded under the 2007 Plan for the years ended December 31, 2015 and 2014. For the year ended December 31, 2013, shares awarded under the 2007 Plan totaled 30,000.  The fair value of these stock awards was based on the grant date market value and totaled $0.02 million.

The Company recorded $0.4 million, $0.5 million and $0.6 million of share-based compensation expense in selling, general and administrative expenses for each of the years ended December 31, 2015, 2014 and 2013, respectively, related to stock options, non-vested stock, restricted stock awards and the 2004 Plan.  In connection with the resignation of former executive officers, the Company reclassified previously recorded share-based compensation expense totaling $0.2 million during the year ended December 31, 2013.  The reclassifications were recorded in restructuring charges (See Note 5). There were no reclassifications during 2015 or 2014.

Note 5 — Discontinued Operations

Sale of Assets - Heritage Labs and Hooper Holmes Services

On August 31, 2014, the Company completed the sale of certain assets comprising the Company’s Heritage Labs and Hooper Holmes Services business units (the "Business") to CRL pursuant to the terms of the Alliance Agreement. The purchase price, after inventory-related price adjustments, was $3.5 million. The net book value of assets sold was approximately $1.0 million, consisting primarily of inventory of $0.3 million and certain property, plant and equipment of $0.7 million. After incurring $0.8 million in transaction costs associated with the sale to CRL, the Company recorded a gain on sale of $1.7 million during the year ended December 31, 2014, which is recorded as a component of discontinued operations. The assets sold to CRL are recorded in assets held for sale in the consolidated balance sheet as of December 31, 2013, and included inventory of $0.8 million and property, plant and equipment of $0.8 million.

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

The Company also entered into the Limited Laboratory and Administrative Services Agreement (the "LLASA"), as amended, with CRL pursuant to which, among other things, CRL is the Company’s exclusive provider, subject to certain exceptions, of laboratory testing and reporting services and provides administrative services in support of the Company’s Health and Wellness operations. The Company is a member of CRL’s preferred provider network for wellness programs during the term of the LLASA. The LLASA was effective as of August 31, 2014, upon the closing of the transaction contemplated by the Alliance Agreement and will continue for five years from such date and auto-renew for an additional five year renewal period unless sooner terminated by either party in accordance with the LLASA. CRL will be providing services to the Health and Wellness operations based on an arms' length pricing structure, and the Company will have not have the ability to exercise influence over the operations of either the Heritage Labs or the Hooper Holmes Services businesses.

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

The Holdback Amount includes two components. The first holdback was $1.0 million, subject to adjustments, and was released in the first quarter of 2014 when final closing adjustments for inventory and other current assets were determined and paid (the "Closeout Date"). During the year ended December 31, 2014, the Company received $0.7 million as payment for the first Holdback Amount, after the closing adjustments. As a result, the amount remaining related to the first Holdback Amount was written off during the year ended December 31, 2014, as a charge to gain on sale of subsidiary in the consolidated statement of operations.

On January 28, 2015, the Company entered into a Settlement Agreement and Release, by and among the Company, Farmers New World Life Insurance Company and Portamedic, Inc., relating to a claim made by Farmers against each of Portamedic and the Company challenging the validity of charges for services billed to Farmers by certain examiners engaged by Portamedic and the Company dating back to 2010. Under the terms of the Asset Purchase Agreement, the Company agreed to indemnify Piston in connection with the subject matter of the claim. The Company agreed to deduct a total of $400,000 from the second Holdback Amount in exchange for a full release of obligation in connection with the matter and has reduced the remaining Holdback Amounts for the settlement of this claim. Subsequently, the remaining Holdback Amounts were settled as part of the transition service agreement between the parties. In addition, as part of the transition service agreement, the Company settled all receivables due from Piston in 2015 for $0.23 million, resulting in a loss in discontinued operations of $0.1 million.

Following the sale of Heritage Labs and Hooper Holmes Services in the third quarter of 2014, the Company reverted to one reporting segment, Health and Wellness. The continuing operations and the Heritage Labs, Hooper Holmes Services, and Portamedic discontinued segments had customers and suppliers in common. The continuing and discontinued operations also shared certain selling, general and administrative services. As a result, the Company does not have reliable information for the historical impact of Portamedic, Heritage Labs, and Hooper Holmes Services on our cash flows for the years ended December 31,

2013 and 2012, as well as certain statement of operations information for the Portamedic segment for the years ended December 31, 2013 and 2012.

The operating results of Portamedic, which are reported as a component of discontinued operations in the consolidated statements of operations, include expenses of $0.3 million for a contingent liability for the year ended December 31, 2015. There was no significant activity in discontinued operations for Portamedic in 2014. Revenue of $66.5 million and income taxes relating to the operations of Portamedic was less than $0.1 million for Portamedic for the year ended December 31, 2013.

The following table summarizes the major classes of line items constituting the pretax results of operations of Heritage Labs and Hooper Holmes Services for the years ended December 31, 2015, 2014 and 2013, which are reported as a component of discontinued operations in the consolidated statement of operations. 2015 discussion or include in table There was no income tax recorded in discontinued operations for Heritage Labs and Hooper Holmes Services for any period presented.

(in thousands)	2015	2014	2013
Revenues
Heritage Labs	$177	$4,393	$10,367
Hooper Holmes Services	—	7,289	14,622
Total revenue	177	11,682	24,989
Cost of Sales
Heritage Labs	73	3,576	7,221
Hooper Holmes Services	—	6,254	12,629
Total cost of sales	73	9,830	19,850
Selling, General & Administrative Expenses
Heritage Labs	(3)	379	604
Hooper Holmes Services	(134)	1,625	2,110
Tail coverage insurance expense	—	1,390	—
Total selling, general & administrative expenses	(137)	3,394	2,714
Income (Loss) from Discontinued Operations
Heritage Labs	107	438	2,542
Hooper Holmes Services	134	(590)	(117)
Tail coverage insurance expense	—	(1,390)	—
Total income (loss) from discontinued operations	241	(1,542)	2,425

Reconciliation to statement of operations:
Portamedic discontinued operations and other (see below)	(761)	(1,759)	(4,450)
Gain on sale of subsidiaries, net of adjustments	—	739	3,430
(Loss) income from discontinued operations	$(520)	$(2,562)	$1,405

Operating cash flow from discontinued operations for the Heritage Labs and Hooper Holmes Services segments for the year ended December 31, 2014, was approximately $1.3 million. Changes in working capital for the Heritage Labs and Hooper Holmes Services segments for the year ended December 31, 2014, were approximately $1.2 million. The Company recorded non-cash operating charges for depreciation and bad debt expense of $0.2 million and a non-cash operating charge of $1.0 million for the remaining operating lease payments associated with the discontinued Hooper Holmes Services operations (refer to Note 11). Other than the sale of the discontinued Heritage Labs and Hooper Holmes Services operations to CRL, there was no significant investing or financing activities from discontinued operations for the year ended December 31, 2014. The determination of operating cash flow from discontinued operations for the year ended December 31, 2014, includes a degree of management judgment and estimates. The Company has not allocated any general corporate overhead to discontinued operations.

Included in discontinued operations for the year ended December 31, 2014, was expense of $1.4 million related to retroactive tail coverage insurance policies for the discontinued operations of Portamedic, Heritage Labs, and Hooper Holmes Services. The tail coverage represents retroactive insurance policies for claims associated with these businesses incurred prior to the sale of the discontinued operations and were purchased by the Company during the year ended December 31, 2014. The Company made payments of $0.6 million during the year ended December 31, 2014, for the tail coverage insurance policies and had $0.8 million in the consolidated balance sheet as of December 31, 2014, for the remaining payments that were paid in 2015.

The Company also leases a facility used for the discontinued Hooper Holmes Services operations center through 2018. During the year ended December 31, 2014, the Company recorded charges of $1.0 million representing the fair value of the remaining contractual obligations under the lease reduced by an estimate of sublease income.

In connection with the 2008 sale of the Claims Evaluation Division ("CED"), the Company was released as the primary obligor for certain lease obligations acquired but remains secondarily liable in the event the buyer defaults through the lease term which expired in July 2015. During the years ended December 31, 2014 and 2013, the Company reduced liabilities related to CED by $0.06 million, $0.08 million, respectively. The corresponding gains were reported in the consolidated statement of operations in discontinued operations for the years ended December 31, 2014 and 2013. The Company has no remaining obligation recorded in the consolidated balance sheet related to the leases as of December 31, 2015.

Note 6 — Restructuring Charges

At December 31, 2015, there was a $0.7 million liability related to Portamedic branch closure costs, which is recorded in accrued expenses and other long-term liabilities in the accompanying consolidated balance sheet. Charges recorded during the year ended December 31, 2015, were recorded as a component of discontinued operations. The Company revised its estimate of future sub-lease income based on a current period amendment with one of its tenants which resulted in a reduction of the facility closure obligation as of December 31, 2015. The following table provides a summary of the activity in the restructure accrual for the year ended December 31, 2015 and 2014:

(In thousands)	December 31, 2013	Adjustments	Payments	December 31, 2014
Severance	$531	$202	$(733)	$—
Facility closure obligation	415	1,097	(438)	1,074
Total	946	1,299	(1,171)	1,074

	December 31, 2014	Adjustments	Payments	December 31, 2015
Facility closure obligation	1,074	(15)	(402)	657

Restructuring Charges

During the year ended December 31, 2015, the Company recorded restructuring adjustments of $0.02 million in discontinued operations. The Company recorded a reduction to discontinued operations of $0.12 million for the remaining operating lease payments associated with the Hooper Holmes Services operations. In addition, branch closure costs of $0.1 million related to the discontinued Portamedic operations were recorded to discontinued operations during the year ended December 31, 2015. As of December 31, 2015, there was $0.4 million recorded in accrued expenses and $0.3 million recorded in other long-term liabilities, related to branch closure obligations. The total branch closure obligation as of December 31, 2015, was $0.7 million, of which $0.6 million relates to Hooper Holmes Services and $0.1 million relates to Portamedic.

During the year ended December 31, 2014, the Company recorded restructuring charges of $1.3 million, of which $0.1 million was recorded in continuing operations and $1.2 million was recorded in discontinued operations. The Company recorded severance charges of $0.1 million in continuing operations during the year ended December 31, 2014, for employee severance associated with the relocation of the corporate headquarters. The Company recorded a charge to discontinued operations of $1.0 million for the remaining operating lease payments associated with the Hooper Holmes Services operations. In addition, branch closure costs of $0.1 million related to the discontinued Portamedic operations as well as employee severance of $0.1 million were recorded to discontinued operations during the year ended December 31, 2014. As of December 31, 2014, there was $0.5 million recorded in accrued expenses and $0.6 million recorded in other long-term liabilities, related to branch closure obligations. The total branch closure obligation as of December 31, 2014 was $1.1 million, of which $1.0 million relates to Hooper Holmes Services and $0.1 million relates to Portamedic.

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

Note 7 — Property, Plant and Equipment

Property, plant and equipment, at cost, consists of the following:

			Estimated
	December 31,		Useful Life
	2015	2014	In Years
Building and leasehold improvements	$1,386	$1,386	3 – 45
Furniture, fixtures and equipment	4,040	3,586	2 – 10
Software	3,001	2,443	1 – 7
	8,427	7,415
Less: accumulated depreciation and amortization	5,656	4,361
Total	$2,771	$3,054

Note 8 — Goodwill and Other Intangible Assets

Goodwill consisted of the following:

(in thousands)
2015
Beginning balance at January 1,	$—
Goodwill recorded in connection with Acquisition	633
Ending balance at December 31,	633

Intangible assets subject to amortization are amortized on a straight-line basis and are summarized in the table below. Intangible assets were recorded in connection with the Acquisition during 2015.

(in thousands)	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization
Portal	$4,151	$732
Customer relationships	2,097	185
Total	$6,248	$917
Intangible assets, net		$5,331

Amortization expense for 2015 was $0.9 million.

Estimated aggregate amortization expense for each of the next five years is as follows:

(in thousands)
Year ending December 31,
2016	$1,300
2017	1,300
2018	1,300
2019	565
2020	262

Note 9 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
(in thousands)	2015	2014
Accrued wages	$712	$371
Reserve for unclaimed property	1,035	984
Restructure reserves	443	502
Legal accrual	300	—
Deferred revenue	1,031	332
Tail coverage insurance	—	810
Other accrued expenses	1,665	1,084
	$5,186	$4,083

Note 10 — Long-Term Debt

The Company maintains the 2013 Loan and Security Agreement for working capital purposes and capital expenditures. The Company also entered into the Credit Agreement with SWK Funding LLC in connection with the Acquisition. The following table summarizes the Company's outstanding borrowings:

(in thousands)	December 31, 2015

2013 Loan and Security Agreement	3,278
Term Loan	5,000
Discount on Term Loan	(2,785)
Total debt	5,493
Short term portion	(5,493)
Total long-term debt, net of discount	$—

2013 Loan and Security Agreement

The Company maintains the 2013 Loan and Security Agreement, as amended on March 28, 2013, July 9, 2014, April 17, 2015, August 10, 2015, and November 10, 2015, with the Senior Lender. Borrowings under the 2013 Loan and Security Agreement are to be used for working capital purposes and capital expenditures. The amount available for borrowing may be less than the $7 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  The Company has an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables up to $7 million under this facility.  Eligible Receivables do not include certain receivables deemed ineligible by the Senior Lender pursuant to the Second Amendment to the Loan and Security Agreement ("the Second Amendment"). On August 10, 2015, the Company entered into and consummated a Fourth Amendment to the Loan and Security Agreement (the "Fourth Amendment") which added the AHS receivables to the borrowing base. As of December 31, 2015, there were $3.3 million borrowings outstanding under the 2013 Loan and Security Agreement with available borrowing capacity of $0.4 million. Average available borrowing capacity for the month of March 2016 was $0.4 million, and we had $2.4 million of cash and cash equivalents as of March 28, 2016.

The 2013 Loan and Security Agreement and the Third Amendment contain various covenants, including financial covenants which require the Company to achieve a minimum EBITDA amount. The Third Amendment contained minimum EBITDA covenants of positive $0.8 million for the twelve month period ended December 31, 2015, which the Company did not comply with. On March 28, 2016, the Company obtained a Waiver and Sixth Amendment to the Loan and Security Agreement (the "Sixth Amendment") in which the lender modified the covenants to waive the minimum EBITDA covenant for the twelve months ended December 31, 2015, and replaced the covenants going forward. Refer to Note 2 for the modified covenant requirements. If the Company is unable to comply with financial covenants in 2016 and in the event that the Company was unable to modify the covenants, find new or additional lenders, or raise additional equity, it would be considered in default, which would then enable the lenders to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on the Company's business. Additionally, the Company continues to have limitations on the maximum amount of capital expenditures for each fiscal year.

Interest on revolving credit loans is calculated based on the greatest of (i) the annualized prime rate plus 2.75%, (ii) the 90 day LIBOR rate plus 5.25%, and (iii) 6% per annum. The interest rate on the 2013 Loan and Security Agreement was 6.00% as of December 31, 2015. The Company is obligated to pay, on a monthly basis in arrears, an annual facility fee equal to 1% of the revolving credit limit. In connection with the 2013 Loan and Security Agreement, the Company incurred a commitment fee of $0.1 million and other debt issue costs totaling $0.9 million during the year ended December 31, 2013. During the years ended December 31, 2015 and 2014, in connection with the 2013 Loan and Security Agreement, the Company incurred $0.1 million and $0.2 million, respectively, in facility fees. As of December 31, 2015, the remaining balance in deferred financing costs recorded on the consolidated balance sheet was $0.3 million.

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

The failure of the Company or any subsidiary guarantor to comply with any of the covenants or the breach of any of its or their representations and warranties, contained in the 2013 Loan and Security Agreement, constitutes an event of default under the agreement. In addition, the 2013 Loan and Security Agreement provides that "Events of Default" include the occurrence or failure of any event or condition that, in the Senior Lender's sole judgment, could have a material adverse effect (i) on the business, operations, assets, management, liabilities or condition of the Company, (ii) in the value, collectability or salability of the collateral, or (iii) on the ability of the Company and its subsidiary guarantors to perform under the 2013 Loan and Security Agreement.

2015 Credit Agreement

In order to fund the Acquisition, the Company entered into and consummated a Credit Agreement with SWK Funding LLC ("SWK") on April 17, 2015. The Credit Agreement provides the Company with a $5.0 million Term Loan. The proceeds of the Term Loan were used to pay certain fees and expenses related to the negotiation and consummation of the Purchase Agreement and the Acquisition described in Note 3 and general corporate purposes. The Company paid SWK an origination fee of $0.1 million. The Term Loan is due and payable on April 17, 2018. The Company is also required to make quarterly revenue-based payments in an amount equal to eight and one-half percent (8.5%) of yearly aggregate revenue up to and including $20 million, seven percent (7%) of yearly aggregate revenue greater than $20 million up to and including $30 million, and five percent (5%) of yearly aggregate revenue greater than $30 million. The revenue-based payment will be applied to fees and interest, and any excess to the principal of the Term Loan. Revenue-based payments commence in February 2016, and the maximum aggregate revenue-based principal payment is capped at $600,000 per quarter. The Company made its first principal payment of $0.5 million, on February 16, 2016, in addition to $0.2 million of interest expense, for a total payment of $0.7 million. As of December 31, 2015, the remaining balance in deferred financing costs recorded on the consolidated balance sheet was $0.2 million.

The outstanding principal balance under the Credit Agreement bears interest at an adjustable rate per annum equal to the LIBOR Rate (subject to a minimum amount of one percent (1.0%)) plus fourteen percent (14.0%) and is due and payable quarterly, in arrears, commencing on August 14, 2015. Upon the earlier of (a) the maturity date on April 17, 2018, or (b) full repayment of the Term Loan, whether by acceleration or otherwise, the Company is required to pay an exit fee equal to eight percent (8%) of the aggregate principal amount of all term loans advanced under the Credit Agreement. The Company is recognizing the exit fee over the term of the Term Loan through an accretion accrual to interest expense using the effective interest method.

There was no significant interest expense for the years ended 2014 and 2013. The following table summarizes the components of interest expense for the year ended December 31, 2015:

(in thousands)
December 31, 2015
Interest expense on Term Loan (interest at LIBOR, plus 14%)	529
Interest expense on 2013 Loan and Security Agreement	94
Accretion of termination fees (over term of Term Loan at rate of 8%)	88
Amortization of deferred financing costs	385
Accretion of debt discount associated with Warrant	581
Accretion of discount associated with additional warrant feature	199
Mark to market of the additional warrant feature	(80)
Total	1,796

On February 25, 2016, the Company entered into a First Amendment to Credit Agreement (“First Amendment”) with SWK. The First Amendment modifies the Credit Agreement dated April 17, 2015, to extend the date the Company has to issue the additional warrant to SWK to purchase common stock valued at $1.25 million from February 28, 2016, to April 30, 2016, if the 2013 Loan and Security Agreement is not repaid in full and terminated and all liens securing the 2013 Loan and Security Agreement are not released. The First Amendment also modifies the exercise price of the warrant from one cent over the closing price on February 28, 2016, and replaced it with the closing price of our stock on April 30, 2016. Refer to Note 3 for additional discussion regarding the warrants. The First Amendment also required the Company to issue 454,545 shares of its common stock, $0.04 par value, with a value of $50,000 to SWK effective February 29, 2016.

The Credit Agreement also contains certain financial covenants including minimum aggregate revenue, EBITDA, and consolidated unencumbered liquid assets requirements. The Credit Agreement contains a minimum aggregate revenue covenant of $34 million for the twelve month period ended December 31, 2015, which the Company did not comply with. On March 28, 2016, the Company obtained a Second Amendment to the Credit Agreement (the "Second Amendment") in which the lender removed the minimum aggregate revenue requirement for the twelve months ended December 31, 2015, and replaced the covenants going forward. Refer to Note 2 for the modified covenant requirements. The Second Amendment also required the Company to issue shares of its common stock, $0.04 par value, with a value of $100,000 to SWK within five business days of the transaction. If the Company is unable to comply with financial covenants in 2016 and in the event that the Company was unable to modify the covenants, find new or additional lenders, or raise additional equity, it would be considered in default, which would then enable the lenders to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on the Company's business.

    As security for payment and other obligations under the 2013 Loan and Security Agreement, the Senior Lender holds a security interest in all of the Company's, and its subsidiary guarantors', existing and after-acquired property, including receivables (which are subject to a lockbox account arrangement), inventory and equipment. Additionally, SWK Funding, LLC holds a security interest for final and indefeasible payment. The security interest held by SWK Funding, LLC is in substantially all of the Company's assets and the Company's subsidiaries. The aforementioned security interest is collectively referred to herein as the "collateral". Refer to Note 3 regarding additional discussion of the Warrant and additional warrant feature issued to SWK in connection with the Acquisition.

Note 11 — Commitments and Contingencies

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

The Company is obligated under a lease related to the discontinued Hooper Holmes Services operations center through 2018 and has ceased use of this facility. The Company is still the primary lessee under operating leases for eight Portamedic branch offices and has recorded a facility closure obligation related to the above mentioned leases for future rent payments not utilized for continuing operations and such related costs are recorded in the reporting for discontinued operations.

The Company has recorded a branch closure obligation of $0.7 million and $1.1 million as of December 31, 2015 and 2014, respectively related to all of the above mentioned leases.

The table below presents future minimum lease payments for operating leases (with initial or remaining terms in excess of one year) as of December 31, 2015, and includes leases from both continuing and discontinued operations, as described above.

(in thousands)
Year ending December 31,	Operating Leases
2016	$1,847
2017	1,773
2018	1,347
2019	—
2020	—
Thereafter	—
Total minimum lease payments	$4,967
Estimated sublease payments (not included in minimum lease payments)	$(1,018)
$3,949

Rental expense under operating leases of continuing operations totaled $1.1 million, $0.8 million and $0.8 million in 2015, 2014 and 2013, respectively.

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

Note 12 — Litigation

The Company, in the normal course of business, is a party to various claims and other legal proceedings. In the opinion of management, the Company has substantial legal defenses and/or insurance coverage (subject to deductibles) with respect to all of its pending legal actions. If management believes that a material loss not covered by insurance arising from these actions is probable and can reasonably be estimated, the Company may record the amount of the estimated loss or, if a loss cannot be estimated but the minimum liability may be estimated using a range and no point is more probable than another, the Company may record the minimum estimated liability. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Management believes that the ultimate outcome of all pending legal actions, individually and in the aggregate, will not have a material adverse effect on the Company's financial position that is inconsistent with its loss reserves or on its overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes can occur that exceed any amounts reserved for such losses. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

On May 24, 2012, a complaint was filed against the Company in the United States District Court for the District of New Jersey alleging, among other things, that the Company failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaint seeks award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company filed an answer denying the substantive allegations therein. On August 1, 2014, the Magistrate Judge issued a Report and Recommendation to conditionally certify the class of all contract examiners from August 16, 2010, to the present. On August 29, 2014, the Company submitted its objections to the Report and Recommendation of the Magistrate Judge. The Magistrate has suspended ruling concerning those objections while the parties pursue the possibility of a settlement If the case is not settled, and if the Magistrate's decision stands, notice will be sent to contractors who performed work for the Company within the requisite time period noted above. The claim is not covered by insurance, and the Company is incurring legal costs to defend the litigation which are recorded in discontinued operations. This matter relates to the former Portamedic service line for which the Company retained liability.

Note 13 — Income Taxes

The components of the income tax provision are as follows:

	2015	2014	2013
Federal - current	$—	$—	$—
State and local - current	12	23	19
Federal - deferred	$6	$—	$—
State and local - deferred	$1	$—	$—
Total income tax expense	19	23	19

The following reconciles the “statutory” federal income tax rate to the effective income tax rate:

	2015	2014	2013
Computed "expected" income tax benefit	(35)%	(35)%	(35)%
Reduction (increase) in income tax benefit and increase (reduction) in income tax expense resulting from:
State tax, net of federal benefit	—	—	—
Change in federal valuation allowance	35	35	35
Other	—	—	—
Effective income tax rate	—%	—%	—%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Receivable allowance	$43	$34
Goodwill	—	347
Accumulated depreciation	214	—
Restructuring accrual	376	45
Intangible assets	484	219
Compensation expense	417	690
Federal net operating loss carryforward	58,532	55,865
State net operating loss carryforward	6,040	6,502
Accrued expenses	344	17
Deferred rent	102	102
Deferred revenue	343	—
Other	43	18
Gross deferred tax assets	$66,938	$63,839
Valuation allowance	(66,929)	(63,817)
	$9	$22
Deferred tax liabilities:
Impairment and accumulated depreciation	—	(22)
Interest	(9)	—
Goodwill	(7)	—
Gross deferred tax liabilities	(16)	(22)
Net deferred tax assets	$(7)	$—

The Company has significant deferred tax assets attributable to tax deductible intangibles and federal and state net operating loss carryforwards, which may reduce taxable income in future periods.  Based on the cumulative tax and operating losses, the lack of taxes in the carryback period, and the uncertainty surrounding the extent or timing of future taxable income, the Company believes it is not more likely than not that it will realize the tax benefits of its deferred tax assets.  Accordingly, the Company continues to record a full valuation allowance on its net deferred tax assets as of December 31, 2015 and 2014, with the exception of deferred income tax on the liabilities of certain indefinite-lived intangibles.

There was no current federal tax expense recorded in the years ended December 31, 2015, 2014 and 2013. The current state tax expense recorded for the years ended December 31, 2015, 2014 and 2013 reflects a state tax liability to one state. Deferred tax expense is recorded as of December 31, 2015. There was no deferred tax expense recorded for years ended December 31, 2014 and December 31, 2013.

The tax years 2012 through 2015 may be subject to federal examination and assessment.  Tax years from 2007 through 2011 remain open solely for purposes of federal and certain state examination of net operating loss and credit carryforwards.  State income tax returns may be subject to examination for tax years 2011 through 2015, depending on state tax statute of limitations.

As of December 31, 2015, the Company had U.S. federal and state net operating loss carryforwards of approximately $167.2 million and $149.8 million, respectively.   The net operating loss carryforwards, if not utilized, will expire in the years 2016 through 2035.

Since the Company had changes in ownership during 2015, additional limitations under IRC Section 382 of the Internal Revenue Code of 1986 may apply to the future utilization of certain tax attributes including net operating loss (“NOL”) carryforwards, other tax carryforwards, and certain built-in losses. The Company has not yet completed its analysis of any impact of these ownership changes. No tax benefit has been reported since a full valuation allowance offsets these tax attributes. However, limitations could apply even if the valuation allowance was released.

Note 14 — Capital Stock

The 2013 Loan and Security Agreement prohibits the Company from repurchasing or retiring shares of its common stock and paying dividends (see Note 10). The Company did not repurchase any shares of its common stock in 2015, 2014 and 2013.

Note 15 — 401(k) Savings and Retirement Plan

The Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”) is available to all employees with at least one year of employment service, who have worked at least 1,000 hours in a service year and who are at least 21 years of age. There were no Company contributions related to the 401(k) Plan during the years ended December 31, 2015, 2014 and 2013. The Company’s common stock is not an investment option to employees participating in the 401(k) Plan.

Note 16 — Fair Value Measurements

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

The Company estimated the fair value of the derivative liability and the term loan using the Black-Scholes valuation model, which is a Level 3 valuation technique.

	December 31, 2015
(in thousands)	Face Value	Fair Value	Carrying Amount
Term Loan	$5,000	$3,837	$2,215
Derivative liability	1,250	$828	828

Note 17 — Subsequent Events

Rights Offering

On November 12, 2015, the Company filed a registration statement on Form S-1 with the SEC, which disclosed the Company’s intention to commence a rights offering of the Company’s common stock. The Company made the rights offering by distributing subscription rights to shareholders owning Company common stock on the record date. The record date for the offering was December 24, 2015, with an expiration date of January 25, 2016. The Registration Statement under the Securities Act of 1933, as amended, to which the rights offering related was declared effective on December 18, 2015.

Each subscription right entitled a shareholder to purchase shares of the Company’s common stock in the offering on a pro rata basis and included an oversubscription right to allow a shareholder that had exercised all of its basic subscription rights to purchase, again on a pro rata basis, any shares subject to the offering but not subscribed for by the shareholders under their basic subscription rights. The Company raised $3.5 million through the rights offering and issued 39,026,839 shares at a price of $.09 per share.

Additional Equity Contributions

On March 28, 2016, the Company received $1,200,000 in additional equity by issuing 10,000,000 shares of its common stock, $0.04 par value, to 200 NNH, LLC, (the "Investor") a new private investor, which will be used to fund working capital. Pursuant to the Stock Purchase Agreement, there is a lock-up period of 18 months, during which time the Investor cannot sell the shares acquired. The Investor also has the right to send a representative to meetings of the Company's Board of Directors as a non-voting observer for so long as the Investor owns at least 5% of the Company's outstanding shares.

The following table provides unaudited pro forma results to show the effect of the additional equity raised on Cash and Stockholder's equity:

	December 31, 2015	Additional Equity Raised	Pro Forma including Additional Equity
(in thousands)
Cash	$2,035	$4,712	$6,747

Stockholder's equity:
Common stock, par value $.04 per share; Authorized: 240,000,000 shares; Issued: 78,025,998 shares; Outstanding: 78,016,603 shares, at December 31, 2015: 117,052,837 issued and 117,043,442 outstanding shares, as adjusted	3,121	1,961	5,082
Additional paid-in capital	156,195	2,751	158,946
Accumulated deficit	(159,028)	—	(159,028)
Less: Treasury stock, at cost; 9,395 shares at December 31, 2015	(71)	—	(71)
Total stockholders’ equity	$217	$4,712	$4,929

Quarterly Financial Data (Unaudited)
(dollars in thousands, except per share data)

	2015 Quarters
	First	Second	Third	Fourth
Revenues	$5,681	$7,662	$9,272	$9,499
Gross profit	732	1,693	2,129	1,971
Loss from continuing operations	(2,103)	(3,342)	(2,061)	(2,848)
(Loss) income from discontinued operations	(4)	(21)	(57)	(438)
Net loss	(2,107)	(3,363)	(2,118)	(3,286)

Basic (loss) earnings per share (a)
Loss from continuing operations	$(0.03)	$(0.05)	$(0.03)	$(0.04)
(Loss) income from discontinued operations	—	—	—	(0.01)
Net loss	(0.03)	(0.05)	(0.03)	(0.04)

Diluted (loss) earnings per share (a)
Loss from continuing operations	$(0.03)	$(0.05)	$(0.03)	$(0.04)
(Loss) income from discontinued operations	—	—	—	(0.01)
Net loss	(0.03)	(0.05)	(0.03)	(0.04)

	2014 Quarters
	First	Second	Third	Fourth
Revenues	$7,299	$6,679	$7,875	$6,671
Gross profit	1,656	2,150	1,854	1,127
Loss from continuing operations	(2,851)	(1,911)	77	(1,229)
Income (loss) from discontinued operations	166	(902)	(1,385)	(440)
Net loss	(2,685)	(2,813)	(1,308)	(1,669)

Basic (loss) income per share (a)
Loss from continuing operations	$(0.04)	$(0.03)	$—	$(0.02)
(Loss) income from discontinued operations	—	(0.01)	(0.02)	(0.01)
Net loss	(0.04)	(0.04)	(0.02)	(0.02)

Diluted (loss) income per share (a)
Loss from continuing operations	$(0.04)	$(0.03)	$—	$(0.02)
(Loss) income from discontinued operations	—	(0.01)	(0.02)	(0.01)
Net loss	(0.04)	(0.04)	(0.02)	(0.02)

a) Due to rounding, the sum of the quarters may not equal the full year.

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2015.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, the Company's disclosure controls and procedures were not effective as a result of a material weakness in the Company’s internal control over financial reporting related to the ineffective design and operation of internal controls related to the accounting for the acquisition of Accountable Health Solutions, Inc. (“AHS”).

Notwithstanding this material weakness in accounting for the acquisition, management has concluded that the consolidated financial statements included in the Annual Report on Form 10-K present fairly, in all material respects, the financial position of the Company at December 31, 2015 and 2014, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

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

As of December 31, 2015, management has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992).  As disclosed in Note 3, Acquisitions, of the Notes in the Consolidated Financial Statements in Item 8 of the Form 10-K, we acquired AHS in April 2015. Based on this assessment, management concluded that as of December 31, 2015, our internal controls over financial reporting were not effective because of the existence of the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The material weakness in internal control over financial reporting resulted from the inadequate design and operation of internal controls related to the accounting for the acquisition of AHS, specifically the technical accounting considerations related to applying the provisions of ASC 805, Business Combinations, assessing the completeness and accuracy of key assumptions and the financial data and related support used to measure the fair value of the acquired assets and liabilities, and the documentation of internal control procedures.

As a result, misstatements in goodwill, deferred revenue, leasehold improvements, and customer relationships were identified during 2015. The misstatements in the preliminary consolidated financial statements were corrected prior to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2015. The control deficiency creates a reasonable possibility that a material misstatement in the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent a material weakness in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December, 31, 2015.

Remedial Measures

The Company is in the process of improving its policies and procedures relating to the recognition and measurement of business acquisitions and designing more effective controls to remediate the material weakness described above. Management has hired a new corporate controller and also plans to enhance its controls related to non-routine transactions by supplementing with additional resources as necessary, enhancing the design and documentation of management review controls, and improving the documentation of internal control procedures.

(c) Changes in Internal Control over Financial Reporting

Except for any changes in internal controls related to the integration of the AHS, there has been no change in our internal control over financial reporting during the year ended December 31, 2015, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B	Other Information

None.

Part III

ITEM 10	Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our proxy statement for the 2016 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

ITEM 11	Executive Compensation

The information required by Item 11 will be included in our proxy statement for the 2016 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in our proxy statement for the 2016 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

ITEM 13	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in our proxy statement for the 2016 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

ITEM 14	Principal Accountant Fees and Services

The information required by Item 14 will be included in our proxy statement for the 2016 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

Part IV

ITEM 15	Exhibits and Financial Statement Schedules

(a)	(1) The following financial statements and independent auditors’ report are included in this Report.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets —
December 31, 2015 and 2014
Consolidated Statements of Operations —
Years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Stockholders’ Equity —
Years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows —
Years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

(2) The following financial statement schedule is included in this Report:

Schedule II – Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(3)        Exhibits included herein

(b)	EXHIBIT INDEX

Exhibit Number	Item
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

2.3	Asset Purchase Agreement dated April 17, 2015 by and among Hooper Holmes, Inc., Jefferson Acquisition, LLC, Hooper Wellness, LLC, Accountable Health Solutions, Inc., and Accountable Health, Inc. (3)
3.1	Amended and Restated Certificate of Incorporation of Hooper Holmes, Inc. (4)
3.2	Restated Bylaws of Hooper Holmes, Inc. (5)
4.1	Warrant dated April 17, 2015, issued by Hooper Holmes, Inc. to SWK Funding LLC. (6)
10.1	Form of Indemnification Agreement (7)
10.2	Hooper Holmes, Inc. 1997 Stock Option Plan (8)*
10.3	Hooper Holmes, Inc. 1997 Director Option Plan (9)*
10.4	Hooper Holmes, Inc. 1999 Stock Option Plan (10)*
10.5	Hooper Holmes, Inc. 2002 Stock Option Plan (11)*
10.6	Hooper Holmes, Inc. 2004 Employee Stock Purchase Plan (12)*
10.7	Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (13)*
10.8	Hooper Holmes, Inc. 2008 Omnibus Employee Incentive Plan (14)*
10.9	Hooper Holmes, Inc. 2011 Omnibus Employee Incentive Plan (15)*
10.10	Amended and Restated Hooper Holmes, Inc. 2011 Omnibus Incentive Plan (16)
10.11	Form of Executive Change-in-Control Agreement by and between Hooper Holmes, Inc. and Executive Officers of the Company (17)*
10.12	Employment Agreement by and between Hooper Holmes, Inc. and Henry E. Dubois (18)*
10.13	Employment Agreement by and between Hooper Holmes, Inc. and Steven R. Balthazor*
10.14	Loan and Security Agreement between Hooper Holmes, Inc. and Keltic Financial Partners II, LP dated February 28, 2013 (19)
10.15
Unconditional and Continuing Guaranty, dated February 28, 2013, between Keltic Financial Partners II, LP and Heritage Labs International, LLC, a Kansas limited liability company, Hooper Distribution Services, LLC, a New Jersey limited liability company, Hooper Information Services, Inc., a New Jersey corporation, Mid-America Agency Services, Incorporated, a Nebraska corporation, and TEG Enterprises, Inc., a Nebraska corporation (20)

10.16	Pledge Agreement between Hooper Holmes, Inc. and Keltic Financial Partners II, LP dated February 28, 2013 (21)
10.17	Pledge Agreement between Mid-America Agency Services, Incorporated, a Nebraska corporation, and Keltic Financial Partners II, LP dated February 28, 2013 (22)
10.18	First Amendment dated March 28, 2013, to Loan and Security Agreement dated February 28, 2013, between Keltic Financial Partners II, LP and Hooper Holmes, Inc. (23)
10.19	Mortgage and Security Agreement by Hooper Holmes, Inc. in favor of Keltic Financial Partners II, LP, dated March 28, 2013 (24)
10.20	Second Amendment dated July 9, 2014, to Loan and Security Agreement dated February 28, 2013, between Keltic Financial Partners II, LP and Hooper Holmes, Inc. (25)
10.21	Consent and Third Amendment dated April 17, 2015, to Loan and Security Agreement dated February 28, 2013, between Keltic Financial Partners II, LP and Hooper Holmes, Inc. (26)
10.22	Consent and Fourth Amendment dated August 10, 2015, to Loan and Security Agreement dated February 28, 2013, between ACF, as assignee of Keltic Financial Partners II, LP and Hooper Holmes, Inc. (27)
10.23
General Security Agreement dated April 17, 2015, executed by Jefferson Acquisition, LLC, Hooper Wellness, LLC, Hooper Distribution Services, LLC, Hooper Information Services, Inc., Hooper Kit Services LLC, Mid-America Agency Services, Inc., and TEG Enterprises, Inc., in favor of ACF FinCo I LP (28)

10.24
Joinder Agreement and First Amendment to Pledge Agreement dated April 17, 2015, by and among Jefferson Acquisition, LLC, Hooper Wellness, LLC and ACF FinCo I LP, as assignee of Keltic Financial Partners II, LP. (29)

10.25	Joinder Agreement and First Amendment to Pledge Agreement by and among Hooper Holmes, Inc., Hooper Wellness, LLC and ACF FinCo I LP, as assignee of Keltic Financial Partners II, LP. (30)
10.26	Credit Agreement dated April 17, 2015, by and among Hooper Holmes, Inc., SWK Funding LLC and the Lenders party thereto from time to time. (31)
10.27	First Amendment dated February 25, 2016, to Credit Agreement dated April 17, 2015, by and between Hooper Holmes, Inc. and SWK Funding LLC. (32)
10.28	Guarantee and Collateral Agreement dated April 17, 2015, by and among SWK Funding LLC, Hooper Holmes, Inc. and its subsidiaries. (33)
10.29
Intercreditor Agreement dated April 17, 2015, by and among SWK Funding LLC and the Lenders party to the Credit Agreement in favor of ACF FincCo I LP, as assignee of Keltic Financial Partners II, LP. (34)

10.30	Asset Purchase Agreement dated August 15, 2013, by and between Piston Acquisition, Inc. and Hooper Holmes, Inc. (35)
10.31	First Amendment to Asset Purchase Agreement and Agreement dated September 30, 2013, by and between Hooper Holmes, Inc. and Piston Acquisition, Inc. (36)
10.32	Limited Guaranty dated August 15, 2013, by Gary Gelman, in favor of Hooper Holmes, Inc. (37)
10.33	Agreement dated as of August 15, 2013, by and between Hooper Holmes, Inc. and Piston Acquisition, Inc. (38)
10.34	Limited Laboratory and Administrative Services Agreement dated April 16, 2014 by and between Hooper Holmes, Inc. and Clinical Reference Laboratory, Inc. (39)***
10.35	Amendment Number 1 to the Limited Laboratory and Administrative Services Agreement dated August 31, 2014 by and between Hooper Holmes, Inc. and Clinical Reference Laboratory, Inc. (40)
10.36	Purchase and Sale Agreement dated May 13, 2014 by and between Hooper Holmes, Inc. and McElroy Deutsch Mulvaney & Carpenter, LLP (41)
10.37	First Amendment to the Purchase and Sale Agreement by and between Hooper Holmes, Inc. and McElroy Deutsch Mulvaney & Carpenter, LLP dated June 13, 2014 (42)
10.38	Second Amendment to the Purchase and Sale Agreement by and between Hooper Holmes, Inc. and McElroy Deutsch Mulvaney & Carpenter, LLP dated July 1, 2014 (43)
10.39	Third Amendment to the Purchase and Sale Agreement by and between Hooper Holmes, Inc. and McElroy Deutsch Mulvaney & Carpenter, LLP dated July 7, 2014 (44)
10.40	Fourth Amendment to the Purchase and Sale Agreement by and between Hooper Holmes, Inc. and McElroy Deutsch Mulvaney & Carpenter, LLP dated July 11, 2014 (45)
10.41	Fifth Amendment to the Purchase and Sale Agreement by and between Hooper Holmes, Inc. and McElroy Deutsch Mulvaney & Carpenter, LLP dated July 18, 2014 (46)
10.42	Waiver and Fifth Amendment dated November 10, 2015, to Loan and Security Agreement dated February 28, 2013, between ACF, as assignee of Keltic Financial Partners II, LP and Hooper Holmes, Inc. (47)
10.43	Stock Purchase Agreement dated March 28, 2016, between Hooper Holmes, Inc. and 200 NNH, LLC
10.44	Second Amendment dated March 28, 2016, to Credit Agreement dated April 17, 2015, by and between Hooper Holmes, Inc. and SWK Funding LLC
10.45	Waiver and Sixth Amendment dated March 28, 2016, to Loan and Security Agreement dated February 28, 2013, between ACF, as assignee of Keltic Financial Partners II, LP and Hooper Holmes, Inc.
14	Hooper Holmes, Inc. Code of Conduct and Ethics (48)
21	Subsidiaries of Hooper Holmes, Inc.
23	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Label Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014.
(2)	Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014.
(3)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated April 21, 2015.
(4)	Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated June 2, 2010.
(5)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated February 17, 2011.
(6)	Incorporated by reference to Exhibit 10.2(d) of the Company’s Current Report on Form 8-K dated April 21, 2015.
(7)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 17, 2014.
(8)	Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(9)	Incorporated by reference to Exhibit 10.11 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(10)	Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(11)	Incorporated by reference to Attachment to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 21, 2002.
(12)	Incorporated by reference to Annex B to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 29, 2013.
(13)	Incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(14)	Incorporated by reference to Annex A to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 29, 2008.
(15)	Incorporated by reference to Annex A to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 24, 2011.
(16)	Incorporated by reference to Annex A to the Company’s Proxy Statement for the Annual Meeting of Shareholders held on June 11, 2014.
(17)	Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
(18)	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.
(19)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 6, 2013.
(20)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 6, 2013.
(21)	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 6, 2013.

(22)	Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 6, 2013.
(23)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 29, 2013.
(24)	Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated March 29, 2013.
(25)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 10, 2014.
(26)	Incorporated by reference to Exhibit 10.1(a) of the Company’s Current Report on Form 8-K dated April 21, 2015.
(27)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 13, 2015.
(28)	Incorporated by reference to Exhibit 10.1(b) of the Company’s Current Report on Form 8-K dated April 21, 2015.
(29)	Incorporated by reference to Exhibit 10.1(c) of the Company’s Current Report on Form 8-K dated April 21, 2015.
(30)	Incorporated by reference to Exhibit 10.1(d) of the Company’s Current Report on Form 8-K dated April 21, 2015.
(31)	Incorporated by reference to Exhibit 10.2(a) of the Company’s Current Report on Form 8-K dated April 21, 2015.
(32)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 2, 2016.
(33)	Incorporated by reference to Exhibit 10.2(b) of the Company’s Current Report on Form 8-K dated April 21, 2015.
(34)	Incorporated by reference to Exhibit 10.2(c) of the Company’s Current Report on Form 8-K dated April 21, 2015.
(35)	Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.
(36)	Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.
(37)	Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.
(38)	Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.
(39)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2014
(40)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014.
(41)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014.
(42)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.
(43)	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.
(44)	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.
(45)	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.
(46)	Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.
(47)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 13, 2015.
(48)	Incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

                                                                                                                                                                             Schedule II

Hooper Holmes, Inc
Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2015
(In thousands)

Description	Balance at Beginning of Period	Additions Charged to Revenues and Expenses (1)	Deductions (2)	Balance at End of Period
Year ended December 31, 2015
Reserves and allowances
Accounts receivable allowance	$87	$74	$(49)	$112
Year ended December 31, 2014
Reserves and allowances
Accounts receivable allowance	$153	$85	$(151)	$87
Year ended December 31, 2013
Reserves and allowances
Accounts receivable allowance	$662	$1,576	$(2,085)	$153

(1)	Includes $0 million, $0 million and $1.6 million in 2015, 2014 and 2013, respectively, charged as a reduction to revenues.

(2)	Represents accounts receivable write-offs, net of recoveries and reserve reductions credited to revenue.

_______                                                                                                                                                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOPER HOLMES, INC.
(Registrant)

March 30, 2016	By:	/s/ Henry E. Dubois
Henry E. Dubois
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Henry E. Dubois	Chief Executive Officer;	March 30, 2016
Henry E. Dubois	Director

/s/ Ronald V. Aprahamian		March 30, 2016
Ronald V. Aprahamian	Director

/s/ Mark Emkjer		March 30, 2016
Mark Emkjer	Director

/s/ Larry Ferguson		March 30, 2016
Larry Ferguson	Director

/s/ Charles M. Gillman		March 30, 2016
Charles M. Gillman	Director

/s/ Gus D. Halas		March 30, 2016
Gus D. Halas	Director

/s/ Thomas A. Watford		March 30, 2016
Thomas A. Watford	Director

/s/ Steven R. Balthazor	Chief Financial and	March 30, 2016
Steven R. Balthazor	Accounting Officer

Leadership Information

Directors

Ronald V. Aprahamian, Chairman of the Board
Private Investor

Mr. Aprahamian, age 69, was elected a director of the Company at the 2009 annual meeting.  He has a long record of involvement in business development activities as an investor, a board member, a chief executive officer, and a consultant for companies engaged in healthcare, technology, banking and other industries.  Most recently, he has served on the boards of Sunrise Senior Living, Inc., Superior Consultant Holdings Corp. and First Consulting Group, Inc.  Mr. Aprahamian was named Chair of the Board on January 25, 2012.  (Term expires at the Annual Meeting in 2016.)

Henry E. Dubois
President and Chief Executive Officer of Hooper Holmes, Inc.

Mr. Dubois, age 54, was appointed President and Chief Executive Officer of Hooper Holmes as of April 2013. Mr. Dubois has been a partner at Tatum, LLC, a firm offering consulting services to accelerate business performance and create value. In previous roles, he served as Executive Vice President and Chief Financial Officer of GeoEye, Inc., a global supplier of high resolution satellite and aerial imagery; President, Chief Operating Officer and Chief Financial Officer of DigitalGlobe, Inc., an owner/operator of high resolution imaging satellites; Chief Executive Officer and Chief Financial Officer of an Asia Pacific Telecommunication company (PT Centralindo Panca Sakti); and Senior Vice President of an Asia Pacific conglomerate in Jakarta, Indonesia (PT Ongko Multicorpora). He also served as a consultant with Booz and Company and began his career as an internal auditor and finance supervisor for Exxon Corporation. He earned his Bachelor of Arts degree in mathematics from the College of the Holy Cross and his Master of Management degree from the J.L. Kellogg Graduate School of Management at Northwestern University with concentrations in finance, marketing and accounting.  (Term expires at the Annual Meeting in 2016.)

Mark Emkjer
Chairman, Emkjer International Ltd.

Mr. Emkjer, age 60, was appointed a director of the Company in February 2015. He most recently served as Chief Executive Officer of the Health Services Division of WebMD from April 2009 to February 2014. Prior to joining WebMD, Mr. Emkjer served as CEO, President and Board Member of Accelrys, Inc., a software company serving the pharmaceutical and biotech industries. Before Accelrys, he was President and Chief Operating Officer of Sunquest, a leading provider of clinical data management services. Prior to Sunquest he served as President and CEO of Pace Health Management Systems, Inc., and President and CEO of Hospital Cost Consultants Inc., a leading international provider of financial solutions to the healthcare industry. He began his career in a series of operating roles at American Hospital Supply. Mr. Emkjer holds a Master of Business Administration degree from the University of Miami and a Bachelor of Science degree in Finance from Florida Atlantic University. (Term expires at the Annual Meeting in 2016.)
Larry Ferguson
Chief Executive Officer, The Ferguson Group;  Formerly Chief Executive Officer – First Consulting Group, Inc.

Mr. Ferguson, age 66, was elected a director of the Company at the 2009 annual meeting.  He has served as CEO of several publicly traded and privately held companies, including First Consulting Group, Inc. from 2006-2008.  He has served on more than twelve corporate boards, including positions as board chair and committee chair.  He currently serves as CEO of the Ferguson Group, a private equity consulting and investment firm focused on healthcare and life sciences IT companies.  He has also held executive positions with American Express and First Data Corporation. Mr. Ferguson served as Chair of the Board from July 2009 until January 25, 2012, at which time he became a Chair of the Governance and Nominating Committee. (Term expires at the Annual Meeting in 2016.)

Charles M. Gillman
Executive Managing Director, IDWR Multi-Family Office
Mr. Gillman, age 45, is the head of IDWR Multi-Family Office which employs a team of analysts with an expertise in finding publicly-traded companies that require operational enhancement and an improvement in corporate capital allocation.  His organization evolved from experience in the 1990’s designing operational turnarounds of US and International companies while at McKinsey and Company.  Mr. Gillman is also a Director on the Board for Digirad, a health care services company.  In addition he is a director on the board of Novation, a diversified holding company. Mr. Gillman holds a bachelor’s degree from the Wharton School. (Term expires at the Annual Meeting in 2016.)

Gus D. Halas

Mr. Halas, age 65, was appointed a director of the Company in April 2013, and is the Chair of the Compensation Committee. He was previously Chief Executive Officer and President of the Central Operating Companies at Central Garden & Pet Company (NASDAQ: CENT). In addition, Mr. Halas serves on the board of Triangle Petroleum (NYSE: TPLM), OptimizeRx (OPRX), Madalena Energy (MVN.V), and School Specialty Inc. (SCOO). He is also a senior advisor and partner of White Deer Energy, a Houston based private equity firm. From 2003 to 2009, Mr. Halas was Chairman, President and CEO of T3 Energy Services. He previously served as President and Chief Executive Officer of Clore Automotive and Marley Cooling Tower Company and held senior executive positions with a number of other companies including Ingersoll-Dresser Pump Company and Sulzer Industries. Mr. Halas holds a BS in Physics and a BS in Economics from Virginia Polytechnic Institute. (Term expires at the Annual Meeting in 2016.)

Thomas A. Watford
President and Chief Operating Officer, Santa Rosa Consulting

Mr. Watford, age 55, was appointed a Director of the Company in December 2010, and is the Chair of the Audit Committee. He has over 30 years of experience in the healthcare industry, including as a senior executive and as a consultant with expertise in financial and operations management and IT services for healthcare and life sciences companies. He currently serves as President and Chief Operating Officer of Santa Rosa Consulting, a company offering strategic and operational consulting services to healthcare companies. Previously, Mr. Watford served as Chief Financial Officer and Chief Operating Officer of First Consulting Group, Inc., and was an Associate Partner in the Healthcare Practice group of the consulting firm Accenture. (Term expires at the Annual Meeting in 2016.)

Officers

Henry E. Dubois
Chief Executive Officer and President

Steven R. Balthazor
Chief Financial Officer, Treasurer