Form 10-Q
period 2016-03-31
HOOPER HOLMES INC
filed 2016-05-13
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares outstanding of the Registrant's common stock as of April 30, 2016 was:
Common Stock, $.04 par value - 128,212,273 shares

HOOPER HOLMES, INC. AND SUBSIDIARIES

PART I - Financial Information

Item 1. Financial Statements (unaudited)

Hooper Holmes, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,031	$2,035
Accounts receivable, net of allowance for doubtful accounts of $90 and $112 at March 31, 2016 and December 31, 2015, respectively	5,700	5,565
Inventories	683	567
Other current assets	324	331
Total current assets	8,738	8,498

Property, plant and equipment	8,513	8,427
Less: Accumulated depreciation and amortization	6,038	5,656
Property, plant and equipment, net	2,475	2,771

Intangible assets, net	5,011	5,331
Goodwill	633	633
Other assets	438	450
Total assets	$17,295	$17,683

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,756	$5,339
Accrued expenses	4,733	5,186
Short-term debt	4,606	5,330
Total current liabilities	14,095	15,855
Other long-term liabilities	1,470	1,611
Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock, par value $.04 per share; Authorized: 240,000,000 shares; Issued: 128,221,668 shares at March 31, 2016, and 78,025,998 shares at December 31, 2015; Outstanding: 128,212,273 shares at March 31, 2016, and 78,016,603 shares at December 31, 2015	5,129	3,121
Additional paid-in capital	159,128	156,195
Accumulated deficit	(162,456)	(159,028)
	1,801	288
Less: Treasury stock, at cost; 9,395 shares at March 31, 2016, and December 31, 2015	(71)	(71)
Total stockholders' equity	1,730	217
Total liabilities and stockholders' equity	$17,295	$17,683

See accompanying notes to condensed consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenues	$7,241	$5,681
Cost of operations	5,781	4,949
Gross profit	1,460	732
Selling, general and administrative expenses	3,827	2,660
Transaction costs	108	87
Operating loss from continuing operations	(2,475)	(2,015)
Interest expense, net	789	83
Loss from continuing operations before taxes	(3,264)	(2,098)
Income tax expense	5	5
Loss from continuing operations	(3,269)	(2,103)

Discontinued operations:
Loss from discontinued operations	(159)	(4)
Net loss	$(3,428)	$(2,107)

Basic and diluted loss per share:
Continuing operations
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)
Discontinued operations
Basic	$—	$—
Diluted	$—	$—
Net loss
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)

Weighted average number of shares - Basic	120,848,209	70,866,603
Weighted average number of shares - Diluted	120,848,209	70,866,603

See accompanying notes to condensed consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,428)	$(2,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	701	293
Amortization of debt discount	411	—
Amortization of deferred financing fees	61	83
Accretion of termination fees	46	—
(Recovery of) provision for bad debt expense, net	(11)	6
Share-based compensation expense	80	89
Issuance of common stock in connection with debt amendments	150	—
Change in assets and liabilities:
Accounts receivable	(124)	(1,697)
Inventories	(116)	201
Other assets	(17)	(38)
Accounts payable, accrued expenses and other liabilities	(1,143)	(431)
Net cash used in operating activities	(3,390)	(3,601)
Cash flows from investing activities:
Capital expenditures	(166)	(213)
Net cash used in investing activities	(166)	(213)
Cash flows from financing activities:
Borrowings under credit facility	8,573	—
Payments under credit facility	(9,207)	—
Principal payments on term loan	(526)	—
Issuance of common stock	4,712	—
Net cash provided by financing activities	3,552	—

Net decrease in cash and cash equivalents	(4)	(3,814)
Cash and cash equivalents at beginning of period	2,035	5,201
Cash and cash equivalents at end of period	$2,031	$1,387

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$16	$76
Supplemental disclosure of cash paid during period for:
Income taxes	16	—
Interest	240	—
See accompanying notes to condensed consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2016
(unaudited)

Note 1: Basis of Presentation

Hooper Holmes, Inc. and its subsidiaries (“Hooper Holmes” or the "Company”) provides on-site screenings, laboratory testing, risk assessment, and sample collection services to individuals as part of comprehensive health and wellness programs offered through corporate and government employers.  The acquisition of Accountable Health Services, Inc ("AHS") ("the Acquisition"), which is discussed further in Note 3 to the condensed consolidated financial statements, allows Hooper Holmes to also deliver telephonic health coaching, wellness portals, and data analytics and reporting services. Hooper Holmes is engaged by the organizations sponsoring such programs, including health and care management companies, broker and wellness companies, disease management organizations, reward administrators, third party administrators, clinical research organizations, and health plans.  Hooper Holmes provides these services through a national network of health professionals.

The Company's business is subject to some seasonality, with the second quarter sales typically dropping below other quarters and the third and fourth quarter sales typically the strongest quarters due to increased demand for screenings from mid-August through November related to annual benefit renewal cycles.

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2015 Annual Report on Form 10-K, filed with the SEC on March 30, 2016.

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

The results of operations for the three month periods ended March 31, 2016 and 2015, are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This new guidance is effective for the Company in the first quarter of 2018, with early adoption permitted as of the original effective date or first quarter of 2017. The Company is currently evaluating the effect that ASU 2014-09 will have on the consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The Company adopted the provisions of ASU 2015-03 in the first quarter of 2016. The retrospective application of the new standard resulted in a $0.2 million reduction to both noncurrent assets and current liabilities as of December 31, 2015. The debt issuance costs associated with the 2013 Loan and Security Agreement remain classified in noncurrent assets in accordance with ASU 2015-15.

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

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting ", which is intended to simplify the accounting for share-based compensation. This standard simplifies the accounting for income taxes in relation to share-based compensation, modifies the accounting for forfeitures, and modifies the statutory tax withholding requirements. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-09 will have on its consolidated financial position, results of operations or cash flows.

Note 2: Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The uncertainty regarding the Company's ability to generate sufficient cash flows and liquidity to fund operations raises substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Already in 2016, the Company has taken the following actions toward alleviating the substantial doubt that exists with regard to the Company's ability to continue as a going concern:

•	On January 25, 2016, the Company completed a rights offering to current shareholders, in which it raised $3.5 million that is being used to fund working capital;

•
On March 28, 2016, the Company received $1.2 million in additional equity by issuing 10,000,000 shares of its common stock, $0.04 par value, to 200 NNH, LLC, which will be used to fund working capital;

•
On March 28, 2016, the Company renegotiated its financial covenants in the 2013 Loan and Security Agreement (as defined below) and the Credit Agreement (as defined below) to requirements based on its forecast models; and

•
On April 29, 2016, the Company entered into a new Credit and Security Agreement with SCM Specialty Finance Opportunities Fund, L.P. replacing the 2013 Loan and Security Agreement (as defined below) eliminating the requirement of the Company to issue the additional warrant for the purchase of common stock valued at $1.25 million to SWK (as defined below), the holder of the Company’s Credit Agreement (as defined below). Refer to Note 14 to the condensed consolidated financial statements for additional discussion.

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

The Company's primary sources of liquidity are cash and cash equivalents as well as availability under the 2013 Loan and Security Agreement, as amended on March 28, 2013, July 9, 2014, April 17, 2015, August 10, 2015, November 10, 2015, and March 28, 2016, (the "2013 Loan and Security Agreement") with ACF FinCo I LP (“Ares”), as assignee of Keltic Financial Partners II, LP. At March 31, 2016, the Company had $2.0 million in cash and cash equivalents and had $2.6 million outstanding under the 2013 Loan and Security Agreement, with available borrowing capacity of $0.3 million. As of May 11, 2016, we had $3.1 million outstanding under the SCM Agreement (refer to note 14 of the condensed consolidated financial statements), with estimated available borrowing capacity of $1.1 million. The Company also entered into the Credit Agreement on April 17, 2015, as amended on February 25, 2016, and March 28, 2016, (the "Credit Agreement") with SWK Funding LLC ("SWK") for a $5.0 million term loan ("the Term Loan"), which provided funding for the cash component of the Acquisition. As of March 31, 2016, the Company

owed approximately $4.5 million under the Credit Agreement. Each of these agreements contain certain financial covenants, including various affirmative and negative covenants including minimum aggregate revenue, EBITDA, and consolidated unencumbered liquid assets requirements. The Company was in compliance with these covenants as of March 31, 2016. For additional information regarding the 2013 Loan and Security Agreement, Credit Agreement, and the related covenants, see Note 9 to the condensed consolidated financial statements.

The Company incurred a loss from continuing operations of $3.3 million during the three month period ended March 31, 2016. The Company’s net cash used in operating activities for the three month period ended March 31, 2016, was $3.4 million. The Company has managed its liquidity through availability under a revolving credit facility, raising additional equity, and a series of cost reduction initiatives.

The Company has historically used availability under a revolving credit facility to fund operations. The Company experiences a timing difference between the operating expenses and cash collection of the associated revenue based on Health and Wellness customer payment terms. To conduct successful screenings, the Company must expend cash to deliver equipment and supplies required for the screenings as well as pay its health professionals and site management, which is in advance of the customer invoicing process and ultimate cash receipts for services performed. Given the seasonal nature of the Company's operations, which are largely dependent on second half volumes, management expects to continue using a revolving credit facility in 2016 and beyond.

Other Considerations

The Health and Wellness business sells services directly to end customers and also through wellness, disease management, benefit brokers, and insurance companies (referred to as channel partners) who ultimately have the relationship with the end customer. Sales to direct customers offer the full suite of our services while sales of our screenings through channel partners are often aggregated with other offerings from these channel partners to provide a total solution to the end-user. As such, the Company's success is largely dependent on that of its partners.

Additionally, the Acquisition provides new offerings including the wellness portal and telephonic coaching, along with new staff, new systems, and new customers. During the three month period ended March 31, 2016, the Company incurred $0.1 million of costs associated with the ongoing integration of AHS, which are recorded in selling, general and administrative expenses. These costs relate primarily to transition services purchased from AHS and the ongoing transition of information technology infrastructure. The Company does not expect to continue to incur material transition costs going forward.

In addition, the Company has contractual obligations related to operating leases and employment contracts which could adversely affect liquidity.

The Company’s ability to satisfy its liquidity needs and meet future covenants is dependent on growing revenues, improving profitability, and raising additional equity. These profitability improvements primarily include the successful integration of AHS and expansion of the Company’s presence in the Health and Wellness marketplace. The Company must increase screening, telephonic health coaching, and wellness portal volumes in order to cover its fixed cost structure and improve gross profits. These improvements may be outside of management’s control. The integration of AHS and marketplace expansion may require additional costs to grow and operate the newly integrated entity, which the Company must recover through expanded revenues. If the Company is unable to increase volumes or control integration or operating costs, liquidity may adversely be affected.

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

Note 3: Acquisition

The Company entered into and consummated the Purchase Agreement on April 17, 2015, among the Company and certain of its subsidiaries, AHS and Accountable Health, Inc. ("Seller" or "Shareholder"). Pursuant to the Purchase Agreement, the Company acquired the assets and certain liabilities representing the health and wellness business of the Seller for approximately $7.0 million - $4.0 million in cash and up to 6,500,000 shares of the Company’s common stock, $0.04 par value, with a value of $3.0 million, which was subject to a working capital adjustment as described in the Purchase Agreement. At the closing of the Purchase Agreement, the Company issued and delivered 5,576,087 shares of Common Stock to the Shareholder at closing and issued and held back 326,087 shares of Common Stock for the working capital adjustment, which were subsequently released on October 9, 2015, and 597,826 shares of Common Stock for indemnification purposes. No additional shares will be issued under the terms of the Purchase Agreement. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, which provides an exemption for private offerings of securities.

In order to fund the Acquisition, the Company entered into and consummated the Credit Agreement with SWK on April 17, 2015. Refer to Note 9 of the condensed consolidated financial statements for discussion of the Credit Agreement and related warrants.

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

The allocation of the purchase price was finalized in the first quarter of 2016 and is as follows:

(in thousands)
Accounts receivable, net of allowance of $2	$918
Inventory and other current assets	117
Fixed assets	123
Customer portal (existing technologies)	4,151
Customer relationships	2,097
Goodwill	633
Accounts payable and accrued expenses	(743)
Deferred revenue	(296)
Purchase Price	$7,000

Intangible assets acquired include existing technology in the form of a customer-facing wellness portal and customer relationships. The fair value of the customer relationships acquired was determined using the excess earnings method under the income approach for customer relationships; and the fair value of the wellness portal software was determined using the replacement cost method. The estimated useful life for the wellness portal and customer relationships is 4 years and 8 years, respectively. Amortization is recorded on a straight-line basis over the estimated useful life of the asset. The Company recorded amortization expense of $0.3 million during the three month period ended March 31, 2016, related to the intangible assets acquired in the Acquisition, of which $0.2 million is recorded as a component of cost of operations and $0.1 million is recorded as a component of selling, general and administrative expenses. The goodwill of $0.6 million was recorded in one reporting unit, the Health and Wellness operations, and is deductible for tax purposes.

The consolidated statement of operations for the three month period ended March 31, 2016, includes revenue of $2.3 million attributable to AHS. Disclosure of the earnings contribution from the AHS business is not practicable, as the Company has already integrated operations.

The following table provides unaudited pro forma results of operations for the three month period ended March 31, 2015, as if AHS was part of operations on the first day of the 2015 fiscal year.

Three Months Ended March 31,
(in thousands)	2015
Pro forma revenues	$8,089

Pro forma net loss from continuing operations	$(3,105)

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had the Company been a combined company during the periods presented, nor are they indicative of the consolidated results of operations in future periods. The pro forma results for the three month period ended March 31, 2015, include pre-tax adjustments for amortization of intangible assets of $0.3 million and elimination of acquisition costs of $0.1 million.

Note 4:	Loss Per Share

Basic loss per share equals net loss divided by the weighted average common shares outstanding during the period.  Diluted loss per share equals net loss divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. The calculation of loss per common share on a basic and diluted basis was the same for the three month periods ended March 31, 2016 and 2015, because the inclusion of dilutive common stock equivalents and the Warrant issued in connection with the Acquisition would have been anti-dilutive for all periods presented. The Company has granted options to purchase shares of the Company's common stock through employee stock plans with the weighted average options outstanding as of March 31, 2016 and 2015, being 4,456,063 and 4,033,458, respectively, and a warrant to purchase 8,152,174 shares issued to SWK was outstanding as of March 31, 2016, but are anti-dilutive because the Company is in a net loss position.

Note 5: Share-Based Compensation

Employee Share-Based Compensation Plans - On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the "2008 Plan") providing for the grant of stock options, stock appreciation rights, non-vested stock, and performance shares. During the three month periods ended March 31, 2016 and 2015, the Company granted 800,000 and 590,000 options, respectively, for the purchase of shares under the 2008 Plan. As of March 31, 2016, 1,600,318 shares remain available for grant under the 2008 Plan.

On May 24, 2011, the Company's shareholders approved the 2011 Omnibus Employee Incentive Plan, as subsequently amended and restated, (the "2011 Plan") providing for the grant of stock options and non-vested stock awards. During the three month periods ended March 31, 2016 and 2015, there were no options for the purchase of shares granted under the 2011 Plan. As of March 31, 2016, 90,120 shares remain available for grant under the 2011 Plan.

The fair value of the stock options granted during the three month period ended March 31, 2016, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended March 31,
2016
Expected life (years)	4.67
Expected volatility	82.8%
Expected dividend yield	—%
Risk-free interest rate	1.7%
Weighted average fair value of options granted during the period	$0.10

The following table summarizes stock option activity for the three month period ended March 31, 2016:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2015	4,398,700	$0.43
Granted	800,000	0.15
Exercised	—	—
Forfeited and Expired	(165,000)	0.59
Outstanding balance at March 31, 2016	5,033,700	0.38	8.41	$0
Options exercisable at March 31, 2016	2,104,389	$0.51	7.44	$0

There were no options exercised during the three month periods ended March 31, 2016 and 2015. Options for the purchase of an aggregate of 283,168 shares of common stock vested during the three month period ended March 31, 2016, and the aggregate fair value at grant date of these options was $0.07 million. As of March 31, 2016, there was approximately $0.4 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 1.74 years.
The Company recorded $0.1 million of share-based compensation expense in selling, general and administrative expenses for the three month periods ended March 31, 2016 and 2015.

Note 6: Inventories

Included in inventories at March 31, 2016, and December 31, 2015, are $0.4 million and $0.3 million, respectively, of finished goods and $0.3 million and $0.3 million, respectively, of components.

Note 7: Goodwill and Other Intangible Assets

The Company recorded Goodwill of $0.6 million as of March 31, 2016 and December 31, 2015.

Intangible assets subject to amortization are amortized on a straight-line basis and are summarized in the table below.

	March 31, 2016			December 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangibles Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangibles Assets, net
Portal	$4,151	$992	$3,159	$4,151	$732	$3,419
Customer relationships	2,097	245	1,852	2,097	185	1,912
Total	$6,248	$1,237	$5,011	$6,248	$917	$5,331

Amortization expense for the three month period ended March 31, 2016, was $0.3 million. There was no amortization expense for the three month period ended March 31, 2015.

Note 8: Restructuring Charges

At March 31, 2016, there was a $0.6 million liability related to Portamedic branch closure costs, which is recorded in accrued expenses and other long-term liabilities in the accompanying consolidated balance sheet. Charges recorded during the three month period ended March 31, 2016, were recorded as a component of discontinued operations. The following table provides a summary of the activity in the restructure accrual for the three month period ended March 31, 2016:

(in thousands)	December 31, 2015	Adjustments	Payments	March 31, 2016
Facility closure obligation	$657	$52	$(110)	$599

Note 9: Debt

As of March 31, 2016, the Company maintained the 2013 Loan and Security Agreement and the Term Loan provided by the Credit Agreement. The following table summarizes the Company's outstanding borrowings:

(in thousands)	March 31, 2016	December 31, 2015

2013 Loan and Security Agreement	$2,645	$3,278
Term Loan	4,474	5,000
Discount on Term Loan	(2,374)	(2,785)
Unamortized debt issuance costs related to Term Loan	(139)	(163)
Total debt	4,606	5,330
Short-term portion	(4,606)	(5,330)
Total long-term debt, net	$—	$—

There was no significant interest expense for the three month period ended March 31, 2015. The following table summarizes the components of interest expense for the three month period ended March 31, 2016:

(in thousands)	Three Months Ended
March 31, 2016
Interest expense on Term Loan (interest at LIBOR, plus 14%)	$180
Interest expense on 2013 Loan and Security Agreement	32
Accretion of termination fees (over term of Term Loan at rate of 8%)	46
Amortization of deferred financing costs	61
Accretion of debt discount associated with Warrant	306
Accretion of discount associated with additional warrant feature	105
Mark to market of the additional warrant feature	59
Total	$789

2013 Loan and Security Agreement

As of March 31, 2016, the Company maintained the 2013 Loan and Security Agreement with Ares. Borrowings under the 2013 Loan and Security Agreement were to be used for working capital purposes and capital expenditures. The amount available for borrowing was less than the $7 million under this facility at any given time due to the manner in which the maximum available amount was calculated.  The Company had an available borrowing base, subject to reserves established at Ares' discretion, of 85% of Eligible Receivables up to $7 million under this facility. As of March 31, 2016, the Company had $2.6 million borrowings outstanding under the 2013 Loan and Security Agreement with available borrowing capacity of $0.3 million.

Interest on revolving credit loans was calculated based on the greater of (i) the annualized prime rate plus 2.75%, (ii) the 90 day LIBOR rate plus 5.25%, and (iii) 6% per annum. The interest rate on the 2013 Loan and Security Agreement was 6% as of March 31, 2016. The Company was obligated to pay, on a monthly basis in arrears, an annual facility fee equal to 1% of the revolving credit limit. During the three month periods ended March 31, 2016 and 2015, the Company incurred facility fees of $0.03 million and $0.05 million, respectively. As of March 31, 2016, the remaining balance in deferred financing costs recorded in Other Assets on the condensed consolidated balance sheet was $0.3 million.

The 2013 Loan and Security Agreement contained various covenants, including financial covenants which required the Company to achieve a minimum adjusted EBITDA amount (earnings before interest expense, income taxes, depreciation, and amortization). On March 28, 2016, the Company obtained a Waiver and Sixth Amendment to the Loan and Security Agreement (the "Sixth Amendment") in which Ares modified the existing covenants and replaced them with minimum adjusted EBITDA covenants of negative $1.6 million for the three months ending March 31, 2016, negative $2.0 million for the six months ending June 30, 2016, negative $1.1 million for the nine months ending September 30, 2016, and $0.8 million for the twelve months ending December 31, 2016, and each twelve consecutive calendar month period ending on the last day of each fiscal quarter thereafter. In addition, the Company was required to obtain new equity contributions in an aggregate amount of not less than $4.0 million between November 10, 2015, and June 30, 2016, which condition was satisfied by its completion of the rights offering earlier this year and the private offering to the investor described above. The Company was in compliance with the covenants under the 2013 Loan and Security Agreement, as amended, as of March 31, 2016.

Subsequent to quarter end, the Company replaced the 2013 Loan and Security Agreement with a new revolving credit facility.  For additional discussion regarding this new credit facility, see Note 14 to the condensed consolidated financial statements.

Credit Agreement

In order to fund the Acquisition, the Company entered into the Credit Agreement with SWK. The Credit Agreement provides the Company with a $5.0 million Term Loan. The proceeds of the Term Loan were used to pay certain fees and expenses related to the negotiation and consummation of the Purchase Agreement and the Acquisition described in Note 3 and general corporate purposes. The Company paid SWK an origination fee of $0.1 million. The Term Loan is due and payable on April 17, 2018. The Company is also required to make quarterly revenue-based payments in an amount equal to eight and one-half percent (8.5%) of yearly aggregate revenue up to and including $20 million, seven percent (7%) of yearly aggregate revenue greater than $20 million up to and including $30 million, and five percent (5%) of yearly aggregate revenue greater than $30 million. The revenue-based payment will be applied to fees and interest, and any excess to the principal of the Term Loan. Revenue-based payments commenced in February 2016, and the maximum principal portion of the aggregate revenue-based payment is capped at $600,000 per quarter. The Company made its first principal payment of $0.5 million, on February 16, 2016, in addition to $0.2 million of interest expense, for a total payment of $0.7 million.

The outstanding principal balance under the Credit Agreement bears interest at an adjustable rate per annum equal to the LIBOR Rate (subject to a minimum amount of one percent (1.0%)) plus fourteen percent (14.0%) and is due and payable quarterly, in arrears, which commenced on August 14, 2015. Upon the earlier of (a) the maturity date on April 17, 2018, or (b) full repayment of the Term Loan, whether by acceleration or otherwise, the Company is required to pay an exit fee equal to eight percent (8%) of the aggregate principal amount of all term loans advanced under the Credit Agreement. The Company is recognizing the exit fee over the term of the Term Loan through an accretion accrual to interest expense using the effective interest method.

The Credit Agreement also contains certain financial covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements. On March 28, 2016, the Company obtained a Second Amendment to the Credit Agreement (the "Second Amendment") in which the lender modified the existing covenants and replaced them with minimum aggregate revenue covenants of $33.0 million for the twelve months ending March 31, 2016, $34.0 million for the twelve months ending June 30, 2016, $37.0 million for the twelve months ending September 30, 2016, $40.0 million for the twelve months ending December 31, 2016, and $45.0 million for the twelve months ending each fiscal quarter thereafter. The Second Amendment also modified the minimum adjusted EBITDA covenants for 2016 and replaced them with minimum adjusted EBITDA covenants of negative $1.6 million for the three months ending March 31, 2016, negative $2.0 million for the six months ending June 30, 2016, negative $1.1 million for the nine months ending September 30, 2016, $0.8 million for the twelve months ending December 31, 2016, $0.5 million for the twelve months ending March 31, 2017, $0.9 million for the twelve months ending June 30, 2017, and $2.5 million for the twelve months ending September 30, 2017, and each twelve consecutive calendar month period ending on the last day of each fiscal quarter thereafter. In addition, the Company was required to obtain new equity contributions in an aggregate amount of not less than $0.5 million between March 23, 2016 and June 30, 2016, which requirement the Company has satisfied through the private offering to the investor described above. The Second Amendment also required the Company to issue shares of its common stock, $0.04 par value, with a value of $100,000 to SWK, which the Company issued during the first quarter of 2016 and recorded in Selling, general and administrative expenses in the condensed consolidated statement of operations for the three month period ended March 31, 2016. The Company was in compliance with the covenants under the Credit Agreement, as amended, as of March 31, 2016. If the Company is unable to comply with financial covenants in the future and in the event that the Company was unable to modify the covenants, find new or additional lenders, or raise additional equity, it would be considered in default, which would then enable the lenders to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on the Company's business.

The Credit Agreement contains a cross-default provision that can be triggered if the Company has more than $0.25 million in debt outstanding under the 2013 Loan and Security Agreement and the Company fails to make payments to Ares when due or if Ares is entitled to accelerate the maturity of debt in response to a default situation under the 2013 Loan and Security Agreement, which may include violation of any financial covenants.

As of March 31, 2016, as security for payment and other obligations under the 2013 Loan and Security Agreement, Ares held a security interest in all of the Company's, and its subsidiary guarantors', existing and after-acquired property, including receivables (which are subject to a lockbox account arrangement), inventory and equipment. Additionally, SWK holds a security interest for final and indefeasible payment. The security interest held by SWK is in substantially all of the Company's assets and the Company's subsidiaries.

In connection with the execution of the Credit Agreement, the Company issued SWK a warrant (the "Warrant") to purchase 8,152,174 shares of the Company’s common stock. The Warrant is exercisable after October 17, 2015, and up to and including April 17, 2022, at an exercise price of $0.46 per share. The Warrant is exercisable on a cashless basis. The exercise price of the Warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like. The Warrant grants the holder certain piggyback registration rights. The Warrant was considered equity classified, and as such, the Company allocated the proceeds from the Term Loan to the Warrant using the Relative Fair Value Method. The fair value of the Warrant of $2.7 million was recorded as debt discount, which is being recognized as interest expense over the term of the Credit Agreement using the effective interest method. The Company valued the Warrant using the Black-Scholes pricing model using volatility of 85.0%, a risk-free rate of 1.4%, dividend rate of zero and term of 7 years, which is consistent with the exercise period of the Warrant and is a Level 3 valuation technique.

Further, pursuant to the Credit Agreement, if the 2013 Loan and Security Agreement was not repaid in full and terminated, and all liens securing the 2013 Loan and Security Agreement were not released, on or prior to April 30, 2016, as amended per below, the Company agreed to issue an additional warrant to SWK to purchase common stock valued at $1.25 million, with an exercise price of the closing price on April 30, 2016, as amended per below. As discussed in Note 14 to the condensed consolidated financial statements, the Company met this requirement and was not required to issue the additional warrant. As of March 31, 2016, the Company considered whether the issuance of the additional warrant was a “credit sensitive payment”, as the issuance of the additional warrant was contingent upon the repayment of debt (the 2013 Loan and Security Agreement). However, as the repayment date specified in the Term Loan was prior to the maturity date of the 2013 Loan and Security Agreement and therefore this was an incentive feature, rather than a reflection of the Company’s creditworthiness, the Company did not think it was appropriate to consider this feature credit related. Therefore, the feature was not clearly and closely related to the debt host. The Company determined that the additional warrant feature did not contain an explicit limit on the number of warrants to be delivered for settlement. As the Company was required to deliver a number of additional warrants that would satisfy the fixed monetary amount of $1.25 million, the number of warrants (and underlying shares) to be delivered could not be determined. Therefore, the additional warrant feature was considered an embedded derivative.

As the issuance of the additional warrant was contingent, the evaluation of the likelihood of the occurrence of the contingency was considered in determining the fair value of the embedded derivative. As of March 31, 2016, the Company believed that the contingency (i.e. not repaying in full and terminating the 2013 Loan and Security Agreement by April 30, 2016) was probable as the Company did not believe that the 2013 Loan and Security Agreement would be paid in full and terminated by April 30, 2016, due to the fact that there was no executed agreement in place, and the Company was in the very early stages of identifying and evaluating potential lenders as of March 31, 2016. Accordingly, as of March 31, 2016, the fair value of the embedded derivative of $0.9 million was included in Other long-term liabilities on the condensed consolidated balance sheet with the loss associated with the change in the fair value of the derivative liability during the three months ended March 31, 2016, of $0.1 million recorded in Interest Expense. The Company valued the additional warrant using the Black-Scholes pricing model using volatility of 81.4%, a risk-free rate of 1.54%, dividend rate of zero, and term of 7 years, which was consistent with the exercise period of the additional warrant.

On February 25, 2016, the Company entered into a First Amendment to Credit Agreement (“First Amendment”) with SWK. The First Amendment modified the Credit Agreement to extend the date the Company had to issue the additional warrant to SWK from February 28, 2016, to April 30, 2016, if the 2013 Loan and Security Agreement was not repaid in full and terminated and all liens securing the 2013 Loan and Security Agreement were not released. The First Amendment also modified the exercise price of the warrant from one cent over the closing price on February 28, 2016, and replaced it with the closing price of the Company's stock on April 30, 2016. The First Amendment also required the Company to issue 454,545 shares of our common stock, $0.04 par value, with a value of $50,000 to SWK, which the Company issued during the first quarter of 2016 and recorded in Selling, general and administrative expenses in the condensed consolidated statement of operations for the three month period ended March 31, 2016.

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

The Company is obligated under a lease related to the discontinued Hooper Holmes Services operations center through 2018 and has ceased use of this facility. The Company is still the primary lessee under operating leases for four Portamedic branch offices and has recorded a facility closure obligation related to the above mentioned leases for future rent payments not utilized for continuing operations and such related costs are recorded in the reporting for discontinued operations. The Company has recorded a facility closure obligation of $0.6 million as of March 31, 2016, related to the above mentioned leases.

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

On May 24, 2012, a complaint was filed against the Company in the United States District Court for the District of New Jersey alleging, among other things, that the Company failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaint seeks award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company filed an answer denying the substantive allegations therein. On August 1, 2014, the Magistrate Judge issued a Report and Recommendation to conditionally certify the class of all contract examiners from August 16, 2010, to the present. On August 29, 2014, the Company submitted its objections to the Report and Recommendation of the Magistrate Judge. The Magistrate has suspended ruling concerning those objections while the parties pursue the possibility of a settlement. On April 29, 2016, the Company reached a preliminary understanding with the plaintiffs with respect to a settlement of the lawsuit involving a release of all claims by the plaintiffs and the Company's establishment of a settlement fund of $0.45 million. Accordingly, as of March 31, 2016, the Company had accrued $0.45 million related to this matter versus $0.3 million as of December 31, 2015.  The litigation accrual for all periods was included in the Accrued expenses line item on the condensed consolidated balance sheet.  The additional expense of $0.15 million recorded during the three month period ended March 31, 2016, is included in the Discontinued operations line item on the condensed consolidated statements of operations.  This preliminary understanding is subject to approval by the Magistrate and the parties' entry into a definitive settlement agreement. The claim is not covered by insurance, and the Company is incurring legal costs to defend the litigation which are recorded in discontinued operations. This matter relates to the former Portamedic service line for which the Company retained liability.

Note 12: Income Taxes

The Company recorded tax expense of less than $0.01 million for each of the three month periods ended March 31, 2016 and 2015, respectively, reflecting a state tax liability to one state. No amounts were recorded for unrecognized tax benefits or for the payment of interest and penalties during the three month periods ended March 31, 2016 and 2015. No federal or state tax benefits were recorded relating to the current year loss, as the Company continues to believe that a full valuation allowance is required on its net deferred tax assets.
The tax years 2012 through 2015 may be subject to federal examination and assessment. Tax years from 2007 through 2011 remain open solely for purposes of federal and certain state examination of net operating loss and credit carryforwards. State income tax returns may be subject to examination for tax years 2011 through 2015, depending on state tax statute of limitations.

As of December 31, 2015, the Company had U.S. federal and state net operating loss carryforwards of $167.2 million and $149.8 million, respectively. There has been no significant change in these balances as of March 31, 2016. The net operating loss carryforwards, if not utilized, will expire in the years 2016 through 2035.

Since the Company had changes in ownership during 2015 and continuing into the first quarter of 2016, additional limitations under IRC Section 382 of the Internal Revenue Code of 1986 may apply to the future utilization of certain tax attributes including net operating loss (“NOL”) carryforwards, other tax carryforwards, and certain built-in losses. The Company has not yet completed its analysis of any impact of these ownership changes. No tax benefit has been reported since a full valuation allowance offsets these tax attributes. However, limitations could apply even if the valuation allowance was released.

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

The Company estimated the fair value of the Term Loan and derivative liability using the Black-Scholes valuation model, which is a Level 3 valuation technique.

	March 31, 2016
(in thousands)	Face Value	Fair Value	Carrying Amount
Term Loan	$5,000	$2,885	$1,961
Derivative liability	$1,250	$887	$887

Note 14: Subsequent Events

On April 29, 2016, the Company entered into a Credit and Security Agreement (the “Agreement”) with SCM Specialty Finance Opportunities Fund, L.P. ("SCM”). The Agreement provides the Company with a revolving credit facility, the proceeds of which are to be used for general working capital purposes and capital expenditures. The Agreement replaces the 2013 Loan and Security Agreement, eliminating the requirement of the Company to issue the additional warrant for the purchase of common stock valued at $1.25 million to SWK, the holder of the Company’s Credit Agreement. An early termination fee of $140,000, approximately $30,000 of legal fees, and approximately $107,000 of other ordinary course fees, which were all owed to Ares and were accelerated due to the termination of the 2013 Loan and Security Agreement, were rolled into the opening outstanding borrowings under the Agreement with SCM and will be reflected in Results of Operations in the second quarter of 2016. As of May 11, 2016, we had $3.1 million outstanding under the Agreement, with estimated available borrowing capacity of $1.1 million.

Under the terms of the Agreement, SCM has agreed to make cash advances to the Company in an aggregate principal at any one time outstanding not to exceed $7 million, subject to certain loan balance limits based on the value of the Company’s eligible collateral (the “Revolving Loan Commitment Amount”). The Agreement has a term of three years, expiring on April 29, 2019.

Borrowings pursuant to the Agreement will bear interest at a fluctuating rate that when annualized is equal to the Prime Rate plus 5.5%, subject to increase in the event of a default.

In connection with the Agreement, the Company paid to SCM a $140,000 facility fee. Monthly, SCM will receive an unused line fee equal to one-half of one percent (0.5%) per annum of the difference derived by subtracting (i) the greater of (x) the average daily outstanding balance under the Revolving Facility during the preceding month and (y) the Minimum Balance, from (ii) the Revolving Loan Commitment Amount and also a collateral management fee equal to one-half of one percent (0.5%) per annum of the Revolving Loan Commitment Amount.

The Agreement contains customary representations and warranties and various affirmative and negative covenants including minimum aggregate revenue, EBITDA, and consolidated unencumbered liquid assets requirements. Minimum aggregate revenue must not be less than $33.0 million for the twelve months ending March 31, 2016, $34.0 million for the twelve months ending June 30, 2016, $37.0 million for the twelve months ending September 30, 2016, $40.0 million for the twelve months ending December 31, 2016, and $45.0 million for the twelve months ending each fiscal quarter thereafter. Adjusted EBITDA must not be less than negative $1.6 million for the three months ending March 31, 2016, negative $2.0 million for the six months ending June 30, 2016, negative $1.1 million for the nine months ending September 30, 2016, $0.8 million for the twelve months ending December 31, 2016, $0.5 million for the twelve months ending March 31, 2017, $0.9 million for the twelve months ending June 30, 2017, and $2.5 million for the twelve months ending September 30, 2017. In addition, consolidated unencumbered liquid assets must not be less than $0.75 million on the last day of any quarter.

Borrowings under the Agreement are secured by a security interest in all existing and after-acquired property of the Company, including, but not limited to, its receivables (which are subject to a lockbox account arrangement), inventory and equipment.

If the Company is unable to comply with financial covenants in the future and in the event that the Company was unable to modify the covenants, find new or additional lenders, or raise additional equity, it would be considered in default, which would then enable the lenders to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on the Company's business.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, risks related to customer concerns about our financial health, our liquidity, uncertainty as to our working capital requirements over the next 12 to 24 months, our ability to maintain compliance with the financial covenants contained in our credit facility and term loan, declines in our business, our competition, and our ability to retain and grow our customer base and its related impact on revenue, our ability to recognize operational efficiencies and reduce costs, our ability to realize the expected benefits from the acquisition of Accountable Health Solutions, and such other factors as discussed in Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2015, Part II, Item 1A, Risk Factors, of this Report, and similar discussions in our other filings with the Securities and Exchange Commission ("SEC").

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

Overview

Our Company was founded in 1899. We are a publicly-traded New York corporation whose shares of common stock are listed on the NYSE MKT.  Our corporate headquarters are located in Olathe, Kansas, where our health and wellness operating center is located. Over the last 40 years, our business focus has been on providing health risk assessment services. With the acquisition of Accountable Health Solutions, Inc ("AHS") ("the Acquisition"), we now also provide wellness and health improvement services. This expansion uniquely positions Hooper Holmes to transform and capitalize on the large and growing health and wellness market as one of the only publicly traded, end-to-end health & wellness companies.

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
The majority of large employers that offer health benefits today also offer at least some wellness programs in an effort to promote employee health and productivity and reduce health related costs.  Through screenings, plan sponsors help employees learn of existing and/or potential health risks. Through corporate wellness, plan sponsors provide education and health improvement tools and gain the ability to systematically reward employees for good, healthy behaviors and for actual health enhancement metrics. Some common examples of these rewards include reductions in annual medical premiums and contributions to an employee’s Health Savings Account (HSA). By combining both the screening and corporate wellness services under a single organization, Hooper Holmes creates a seamless, end-to-end experience for members and drives improved engagement and outcomes for our clients.
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

Acquisition

On April 17, 2015, we entered into and consummated an Asset Purchase Agreement (the "Purchase Agreement") among us and certain of our subsidiaries, Accountable Health Solutions, Inc. (the "Seller" or "AHS") and Accountable Health, Inc. ("Shareholder"). Pursuant to the Purchase Agreement, we acquired the assets and certain liabilities representing the health and wellness business of the Seller for approximately $7.0 million - $4.0 million in cash and 6,500,000 shares of our common stock, $0.04 par value, with a value of $3.0 million, which was subject to a working capital adjustment as described in the Purchase Agreement. Refer to Note 3 of the condensed consolidated financial statements for additional discussion regarding the Acquisition and Note 9 for discussion of the Credit Agreement and related warrants.

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

Liquidity

The accompanying financial statements have been prepared assuming that we will continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future). The uncertainty regarding our ability to generate sufficient cash flows and liquidity to fund operations raises substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. As discussed further in Note 2 and within the Liquidity and Capital Resources section below, we expect to continue to monitor our liquidity carefully, work to reduce this uncertainty, and address our cash needs by raising additional equity, as noted above, renegotiating our financial covenants, reducing costs, and increasing revenues.

Business Outlook for 2016

With our growth in the second half of 2015 and continued sales momentum in the first quarter of 2016, we believe there are significant growth opportunities for our health and wellness operations. Health and wellness services include event scheduling, provision and fulfillment of all supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges, lab coats, bandages, etc.) at screening events, event management, biometric screenings (e.g., height, weight, body mass index, hip, waist, neck, pulse, blood pressure), blood draws via venipuncture or finger stick, procuring lab testing, participant and aggregate reporting, data processing and data transmission. We have expanded our capabilities to allow us to deliver telephonic health coaching, wellness portals and data analytics, and reporting services.

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

We have already gained several new customers in 2016, both through our direct sales efforts and through our channel partners, including a large multi-year clinical research study extension. As previously noted, we also raised $3.5 million in additional equity through our rights offering and another $1.2 million through a private investor. As one of only a few pure-play publicly traded health and wellness companies that offers a fully-integrated end-to-end solution to our customers, we believe we are positioned to capitalize on market need in 2016 and beyond. There are, however, events as noted in Note 2 to the condensed consolidated financial statements, that could negatively affect our financial condition, results of operations, and cash flows.

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

Adjusted EBITDA

The following table sets forth our reconciliation of Adjusted EBITDA for the three month periods ended March 31, 2016 and March 31, 2015:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net loss	$(3,428)	$(2,107)
Plus:
Interest expense	212	—
Other debt related costs included in Interest expense	577	83
Income tax expense	5	5
Depreciation and amortization	701	293
Share-based compensation expense	80	89
Stock payments	150	—
Transaction costs	108	87
Transition costs	52	—
Portamedic contingent liability	150	—
Adjusted EBITDA	$(1,393)	$(1,550)

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three month periods ended March 31, 2016 and 2015

The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2016	2015
Revenues	$7,241	$5,681
Cost of operations	5,781	4,949
Gross profit	1,460	732
Selling, general and administrative expense	3,827	2,660
Transaction costs	108	87
Interest expense, net	789	83
Income tax expense	5	5
Loss from continuing operations	(3,269)	(2,103)
Loss from discontinued operations, net of tax	(159)	(4)
Net loss	$(3,428)	$(2,107)

Revenue - The table below sets forth our consolidated revenue for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015	% Change
Revenue	$7,241	$5,681	27.5%

Consolidated revenues for the three month period ended March 31, 2016, were $7.2 million, an increase of $1.6 million, or 27.5%, from the prior year period, which is primarily due to the addition of portal, coaching and screening services with the Acquisition. The increase in revenue from the Acquisition was partially offset by normal variations in our screening volume.

Consolidated revenues includes third party kit revenue for the three month periods ended March 31, 2016 and 2015, of $0.4 million and $0.2 million, respectively.

Screening Units - The table below sets forth the approximate number of screening units for the periods indicated:

	Three Months Ended March 31,
	2016	2015	% Change
Number of Screenings	104,000	108,000	(3.7)%

The Company completed approximately 104,000 screenings during the three month periods ended March 31, 2016, for a decrease of 3.7% from the prior year period due to the normal variations in our screening volume.

Cost of Operations - The table below sets forth our consolidated cost of operations for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2016	% of Revenue	2015	% of Revenue
Cost of Operations	$5,781	79.8%	$4,949	87.1%

Cost of operations, as a percentage of revenue, was 79.8% and 87.1% for the three month periods ended March 31, 2016 and 2015, respectively. The increase in gross profit for the three month period ended March 31, 2016, is due to the higher margin offerings acquired through AHS offset by increases in event and field management labor and travel costs for field specialists and health professionals compared to the prior year. Additionally, our cost of sales has a certain element of fixed costs that are required to maintain customer service levels and cannot easily be reduced in periods of lower screening volume.

Selling, General and Administrative Expenses - The table below sets forth our consolidated SG&A expenses for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015	% Change
Selling, general and administrative expenses	$3,827	$2,660	43.9%

SG&A expenses for the three month period ended March 31, 2016, increased 43.9% to $3.8 million compared to the prior year period due primarily to the addition of AHS expenses, the stock payments made in connection with the new debt amendments, and transition costs related to the AHS acquisition.

Transaction Costs

Transaction costs represent legal and professional fees incurred for non-recurring transactions. During the three month period ended March 31, 2016, we incurred $0.1 million of transaction costs in connection with the rights offering. During the three month period ended March 31, 2015, we incurred $0.1 million of transaction costs in connection with the Acquisition.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the three month period ended March 31, 2016, was $2.5 million, compared to a consolidated operating loss from continuing operations for the three month period ended March 31, 2015, of $2.0 million.

Interest Expense, Net

Interest Expense, net, for the three month period ended March 31, 2016, was $0.8 million. There was no significant interest expense recorded for the three month period ended March 31, 2015. The increase is due to the financing obtained for the Acquisition, including interest on the Term Loan and accretion of the termination fees and debt discount.

Discontinued Operations

Discontinued operations, net, was a loss of $0.2 million for the three month period ended March 31, 2016, which included expenses of $0.15 million for a contingent liability related to the Portamedic service line. There was no significant activity in discontinued operations during the three month period ended March 31, 2015. Discontinued operations represent the net results of operations and adjustments during the periods presented for the Heritage Labs, Hooper Holmes Services, and Portamedic businesses.

Net Loss

Net loss for the three month period ended March 31, 2016, was $3.4 million, or $0.03 per share on both a basic and diluted basis, as compared to a net loss of $2.1 million, or $0.03 per share on both a basic and diluted basis for the three month period ended March 31, 2015.

Liquidity and Capital Resources

As discussed in Note 2 to the condensed consolidated financial statements, the uncertainty regarding our ability to generate sufficient cash flows and liquidity to fund operations raises substantial doubt about our ability to continue as a going concern.

Already in 2016, we have taken the following actions toward alleviating the substantial doubt that exists with regard to our ability to continue as a going concern:

•	On January 25, 2016, we completed a rights offering to current shareholders, in which we raised $3.5 million that is being used to fund working capital;

•	On March 28, 2016, we received $1.2 million in additional equity by issuing 10,000,000 shares of our common stock, $0.04 par value, to 200 NNH, LLC, which will be used to fund working capital;

•
On March 28, 2016, we renegotiated our financial covenants in the 2013 Loan and Security Agreement (as defined below) and the Credit Agreement (as defined below) to requirements based on our forecast models; and

•
On April 29, 2016, we entered into a new Credit and Security Agreement with SCM Specialty Finance Opportunities Fund, L.P. replacing the 2013 Loan and Security Agreement (as defined below) eliminating the requirement for us to issue the additional warrant for the purchase of common stock valued at $1.25 million to SWK (as defined below), the holder of our Credit Agreement (as defined below). Refer to Note 14 to the condensed consolidated financial statements for additional discussion.

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

Our primary sources of liquidity are our cash and cash equivalents as well as availability under a revolving credit facility. At March 31, 2016, we had $2.0 million in cash and cash equivalents and had $2.6 million outstanding under the 2013 Loan and Security Agreement, with available borrowing capacity of $0.3 million. As of May 11, 2016, we had $3.1 million outstanding under the SCM Agreement (refer to note 14 of the condensed consolidated financial statements), with estimated available borrowing capacity of $1.1 million. We also entered into the Credit Agreement on April 17, 2015, as amended on February 25, 2016, and March 28, 2016, (the "Credit Agreement") with SWK Funding LLC ("SWK") for a $5.0 million term loan ("the Term Loan"), which provided funding for the cash component of the Acquisition. As of March 31, 2016, we owed approximately $4.5 million under the Credit Agreement. Each of these agreements contain certain financial covenants, including various affirmative and negative covenants including minimum aggregate revenue, EBITDA, and consolidated unencumbered liquid assets requirements. We were in compliance with these covenants as of March 31, 2016. For additional information regarding our debt agreements and related covenants, see Notes 9 and 14 to the condensed consolidated financial statements.

We have historically used availability under a revolving credit facility to fund operations. We experience a timing difference between the operating expense and cash collection of the associated revenue based on Health and Wellness customer payment terms. To conduct successful screenings we must expend cash to deliver equipment and supplies required for the screenings as well as pay our health professionals and site management, which is in advance of the customer invoicing process and ultimate cash receipts for services performed. Given the seasonal nature of our operations, which are largely dependent on second half volumes, management expects to continue using a revolving credit facility in 2016 and beyond.

We present our cash flows inclusive of the Portamedic, Heritage Lab, and Hooper Holmes Services service lines, which is the way our cash flows have been presented historically. Given the nature of our business, we have not historically separated much of our working capital by service line and thus we are not able to reliably distinguish between continuing and discontinued operations in our consolidated statements of cash flows for the three month period ended March 31, 2015. Activities negatively affecting our cash flows for the three month period ended March 31, 2016, include:

•
a net loss of $3.4 million offset by non-cash charges of $1.2 million in depreciation and amortization expense, amortization of debt discount and deferred financing fees, and accretion of termination fees; and $0.1 million in share-based compensation expense; and

•	the principal payment made on the Term Loan of $0.5 million;

We received net proceeds from financing activities of $3.6 million which was the result of the additional equity raised as noted above.

Liquidity Considerations

The Health and Wellness business sells services directly to end customers and also through wellness, disease management, benefit brokers, and insurance companies (referred to as channel partners) who ultimately have the relationship with the end customer. Sales to direct customers offer the full suite of our services while sales of our screenings through channel partners are often aggregated with other offerings from these channel partners to provide a total solution to the end-user. As such, our success is largely dependent on that of our partners.

Additionally, the Acquisition provides new offerings including the wellness portal and telephonic coaching, along with new staff, new systems, and new customers. During the three month period ended March 31, 2016, we incurred $0.1 million of costs associated with the ongoing integration of AHS, which are recorded in selling, general and administrative expenses. These costs relate primarily to transition services purchased from AHS and the ongoing transition of information technology infrastructure. The Company does not expect to continue to incur material transition costs going forward.

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

Cash Flows from Operating, Investing, and Financing Activities

We believe that as a result of the addition of the offerings acquired in the Acquisition of AHS, cash flow from operations will improve. We have reduced our corporate fixed cost structure and plan to continue to evaluate professional fees and other expenses in 2016. We have ongoing initiatives to increase the flexibility of our cost structure to improve our scalability with changes in screening volumes. We also believe that the Acquisition will allow us to better leverage our capabilities while maintaining a smaller corporate footprint.

Cash Flows from Operating Activities

For the three month period ended March 31, 2016, net cash used in operating activities was $3.4 million, compared to $3.6 million in the prior year period.

The net cash used in operating activities for the three month period ended March 31, 2016, reflects a net loss of $3.4 million, which was offset by non-cash charges of $1.2 million in depreciation and amortization expense, amortization of debt discount and deferred financing fees, and accretion of termination fees; and $0.1 million in share-based compensation expense. Changes in working capital included an increase in accounts receivable of $0.1 million and a decrease in accounts payable and accrued expenses of $1.1 million.

Our consolidated days sales outstanding ("DSO"), measured on a rolling 90-day basis, was 66.1 days at March 31, 2016, compared to 46.0 days at December 31, 2015, and 70.9 days at March 31, 2015, with the change from year end due to timing of large customer receipts. We experience a timing difference between the operating expense and cash collection of the associated revenue based on Health and Wellness customer payment terms. Historically, our accounts receivable balances and our DSO are near their highest point in September and their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled $0.2 million for the three month periods ended March 31, 2016 and 2015, and consisted entirely of payments for capital expenditures.

Cash Flows provided by Financing Activities

For the three month period ended March 31, 2016, we received $4.7 million in connection with the additional equity raised as noted above, which was offset by the principal payment made of $0.5 million on the Term Loan and net borrowings under the credit facility of $0.6 million. There were no cash flows from financing activities during the three month period ended March 31, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Dividends

No dividends were paid during the three month periods ended March 31, 2016 and 2015. We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2013 Loan and Security Agreement and our Credit Agreement, each as described in Note 9 to the unaudited condensed consolidated financial statements.

Contractual Obligations

There have been no material changes from the contractual obligations previously disclosed in our 2015 Annual Report on Form 10-K except for the following:

On March 14, 2016, the Company entered into an Employment Agreement (the “Employment Agreement”) with Steven R. Balthazor, who was confirmed as the Company’s Chief Financial Officer and whose status has changed from contractor to employee. Pursuant to the Employment Agreement, Mr. Balthazor will be paid a base salary of $250,000 per year. Mr. Balthazor’s annual target bonus opportunity will be equal to 40% of his base salary and is subject to the achievement of annual financial targets and other goals and objectives.

Critical Accounting Policies

There have been no material changes from the critical accounting policies previously disclosed in our 2015 Annual Report on Form 10-K.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer,

to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, the Company's disclosure controls and procedures were not effective as a result of a material weakness in the Company’s internal control over financial reporting related to the ineffective design and operation of internal controls related to the accounting for the acquisition of Accountable Health Solutions, Inc. (“AHS”).

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

Notwithstanding this material weakness in accounting for the acquisition, management has concluded that the consolidated financial statements included in the Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position of the Company at March 31, 2016 and December 31, 2015, and the consolidated results of operations and cash flows for each of the three month periods ended March 31, 2016 and 2015, in conformity with U.S. generally accepted accounting principles.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

On May 24, 2012, a complaint was filed against the Company in the United States District Court for the District of New Jersey alleging, among other things, that the Company failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaint seeks award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company filed an answer denying the substantive allegations therein. On August 1, 2014, the Magistrate Judge issued a Report and Recommendation to conditionally certify the class of all contract examiners from August 16, 2010, to the present. On August 29, 2014, the Company submitted its objections to the Report and Recommendation of the Magistrate Judge. On April 29, 2016, the Company reached a preliminary understanding with the plaintiffs with respect to a settlement of the lawsuit involving a release of all claims by the plaintiffs and the Company's establishment of a settlement fund of $0.45 million. Accordingly, as of March 31, 2016, the Company had accrued 0.45 million related to this matter versus $0.3 million as of December 31, 2015.  The litigation accrual for all periods was included in the Accrued expenses line item on the condensed consolidated balance sheet.  The additional expense of $0.15 million recorded during the three month period ended March 31, 2016, is included in the Discontinued operations line item on the condensed consolidated statements of operations.  This preliminary understanding is subject to approval by the

Magistrate and the parties' entry into a definitive settlement agreement. The claim is not covered by insurance, and the Company is incurring legal costs to defend the litigation which are recorded in discontinued operations. This matter relates to the former Portamedic service line for which the Company retained liability.

ITEM 1A	Risk Factors

Readers should carefully consider, in connection with the other information in this Report, the risk factors disclosed in Part I, Item 1A. "Risk Factors" in our 2015 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our 2015 Annual Report on Form 10-K.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Share Issuances

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 30, 2016, we issued 10,000,000 shares of our common stock, $0.04 par value, with a value of $1,200,000 to 200 NNH, LLC on March 28, 2016. We also issued 1,168,831 shares of our common stock, $0.04 par value, with a value of $150,000 to SWK pursuant to the First and Second Amendments to the Credit Agreement. The securities were not registered under the Securities Act of 1933. They were issued in transactions not involving any public offering pursuant to the exemptions from registration set forth in Section 4(a)(2) of the Securities Act and Rule 506 thereunder and are “restricted securities” as that term is defined in Rule 144 of the Securities Act.

Share Repurchases

We did not purchase any shares of our common stock during the three month periods ended March 31, 2016 and 2015.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Mine Safety Disclosure

None.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

Exhibit No.	Description of Exhibit

10.1
First Amendment dated February 25, 2016, to Credit Agreement dated April 17, 2015, by and between Hooper Holmes, Inc. and SWK Funding LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 2, 2016.)

10.2
Second Amendment dated March 28, 2016, to Credit Agreement dated April 17, 2015, by and between Hooper Holmes, Inc. and SWK Funding LLC (Incorporated by reference to Exhibit 10.44 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.)

10.3
Waiver and Sixth Amendment dated March 28, 2016, to Loan and Security Agreement dated February 28, 2013, between ACF, as assignee of Keltic Financial Partners II, LP and Hooper Holmes, Inc. (Incorporated by reference to Exhibit 10.45 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.)

10.4
Stock Purchase Agreement dated March 28, 2016, between Hooper Holmes, Inc. and 200 NNH, LLC (Incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.)

10.5
Employment Agreement by and between Hooper Holmes, Inc. and Steven R. Balthazor (Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.)**

10.6
Credit and Security Agreement dated April 29, 2016, by and between SCM Specialty Finance Opportunities Fund, L.P. and Hooper Holmes, Inc. and subsidiaries. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 3, 2016.)

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

* Filed herewith.
** Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hooper Holmes, Inc.

Dated: May 13, 2016

By: /s/ Henry E. Dubois
Henry E. Dubois
Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Steven R. Balthazor
Steven R. Balthazor
Chief Financial Officer (Principal Financial and Accounting Officer)