Form 10-Q
period 2016-06-30
HOOPER HOLMES INC
filed 2016-08-15
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares outstanding of the Registrant's common stock as of July 31, 2016, was:
Common Stock, $.04 par value - 8,714,636 shares

1

HOOPER HOLMES, INC. AND SUBSIDIARIES

2

PART I - Financial Information

Item 1. Financial Statements (unaudited)

Hooper Holmes, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$102	$2,035
Accounts receivable, net of allowance for doubtful accounts of $169 and $112 at June 30, 2016 and December 31, 2015, respectively	5,376	5,565
Inventories	981	567
Other current assets	319	331
Total current assets	6,778	8,498

Property, plant and equipment	8,549	8,427
Less: Accumulated depreciation and amortization	6,415	5,656
Property, plant and equipment, net	2,134	2,771

Intangible assets, net	4,681	5,331
Goodwill	633	633
Other assets	402	450
Total assets	$14,628	$17,683

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,734	$5,339
Accrued expenses	4,685	5,186
Short-term debt	5,142	5,330
Total current liabilities	14,561	15,855
Other long-term liabilities	544	1,611
Commitments and contingencies (Note 10)

Stockholders' (deficit) equity:
Common stock, par value $.04 per share; Authorized: 240,000,000 shares; Issued: 8,714,636 shares at June 30, 2016, and 5,201,733 shares at December 31, 2015; Outstanding: 8,714,636 shares at June 30, 2016, and 5,201,107 shares at December 31, 2015	349	3,121
Additional paid-in capital	164,089	156,195
Accumulated deficit	(164,915)	(159,028)
	(477)	288
Less: Treasury stock, at cost; 0 and 626 shares at June 30, 2016, and December 31, 2015	—	(71)
Total stockholders' (deficit) equity	(477)	217
Total liabilities and stockholders' (deficit) equity	$14,628	$17,683

See accompanying notes to condensed consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$7,643	$7,662	$14,884	$13,343
Cost of operations	5,878	5,969	11,659	10,918
Gross profit	1,765	1,693	3,225	2,425
Selling, general and administrative expenses	3,724	3,811	7,551	6,471
Transaction costs	221	593	329	679
Operating loss from continuing operations	(2,180)	(2,711)	(4,655)	(4,725)
Interest expense, net	1,011	626	1,800	709
Other income	(887)	—	(887)	—
Loss from continuing operations before taxes	(2,304)	(3,337)	(5,568)	(5,434)
Income tax expense	5	5	10	10
Loss from continuing operations	(2,309)	(3,342)	(5,578)	(5,444)

Discontinued operations:
Loss from discontinued operations	(150)	(21)	(309)	(25)
Net loss	$(2,459)	$(3,363)	$(5,887)	$(5,469)

Basic and diluted loss per share:
Continuing operations
Basic	$(0.27)	$(0.65)	$(0.67)	$(1.10)
Diluted	$(0.27)	$(0.65)	$(0.67)	$(1.10)
Discontinued operations
Basic	$(0.02)	$—	$(0.04)	$(0.01)
Diluted	$(0.02)	$—	$(0.04)	$(0.01)
Net loss
Basic	$(0.29)	$(0.65)	$(0.71)	$(1.11)
Diluted	$(0.29)	$(0.65)	$(0.71)	$(1.11)

Weighted average number of shares - Basic	8,602,590	5,162,786	8,329,568	4,944,824
Weighted average number of shares - Diluted	8,602,590	5,162,786	8,329,568	4,944,824

See accompanying notes to condensed consolidated financial statements.

 Hooper Holmes, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(unaudited)
 (in thousands, except share data)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Total Stockholders' (Deficit) Equity
Balance, December 31, 2015	5,201,733	$3,121	$156,195	$(159,028)	626	$(71)	$217
Net loss	—	—	—	(5,887)	—	—	(5,887)
Issuance of common stock, net of issuance costs	3,346,378	2,008	2,715	—	—	—	4,723
Share-based compensation	166,665	100	370	—	—	—	470
Reverse stock split re-allocation	—	(4,880)	4,880	—	—	—	—
Other adjustments due to reverse stock split	486	—	—	—	—	—	—
Retirement of treasury stock	(626)	—	(71)	$—	(626)	71	—
Balance, June 30, 2016	8,714,636	$349	$164,089	$(164,915)	—	$—	$(477)
See accompanying notes to condensed consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,887)	$(5,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,409	873
Amortization of debt discount	807	244
Amortization of debt issuance costs	123	280
Write-off of debt issuance costs	282	—
Accretion of termination fees	91	—
Mark to market of Additional Warrant	59	—
Termination fees included in payoff of 2013 Loan and Security Agreement	277	—
Provision for bad debt expense	117	26
Share-based compensation expense	470	193
Issuance of common stock in connection with First Amendment to Credit Agreement	50	—
Write-off of Additional Warrant	(887)	—
Change in assets and liabilities:
Accounts receivable	72	(1,667)
Inventories	(414)	247
Other assets	(52)	(340)
Accounts payable, accrued expenses and other liabilities	(1,365)	514
Net cash used in operating activities	(4,848)	(5,099)
Cash flows from investing activities:
Capital expenditures	(191)	(355)
Acquisition of Accountable Health Solutions	—	(4,000)
Net cash used in investing activities	(191)	(4,355)
Cash flows from financing activities:
Borrowings under credit facility	16,566	1,000
Payments under credit facility	(17,044)	(151)
Principal payments on term loan	(954)	—
Proceeds from issuance of Term Loan	—	5,000
Issuance of common stock, net of issuance costs	4,574	—
Proceeds related to the exercise of stock options	—	23
Debt issuance costs	(36)	(377)
Net cash provided by financing activities	3,106	5,495

Net decrease in cash and cash equivalents	(1,933)	(3,959)
Cash and cash equivalents at beginning of period	2,035	5,201
Cash and cash equivalents at end of period	$102	$1,242

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$28	$76
Supplemental disclosure of non-cash financing activities:
Issuance of common stock in connection with the Acquisition	$—	$3,000
Issuance of common stock in connection with Second Amendment to Credit Agreement	$100	$—
Debt issuance costs vouchered but not paid	$—	$500
Payoff of 2013 Loan and Security Agreement by SCM	$(2,552)	$—
Opening outstanding borrowings under 2016 Credit and Security Agreement	$3,028	$—
Debt issuance costs incurred for 2016 Credit and Security Agreement	$236	$—
Supplemental disclosure of cash paid during period for:
Income taxes	$31	$—
Interest	$466	$—
See accompanying notes to condensed consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2016
(unaudited)

Note 1: Basis of Presentation

Hooper Holmes, Inc. and its subsidiaries (“Hooper Holmes” or the "Company”) provides on-site screenings, laboratory testing, risk assessment, and sample collection services to individuals as part of comprehensive health and wellness programs offered through corporate and government employers.  The acquisition of Accountable Health Services, Inc. ("AHS") ("the Acquisition"), which is discussed further in Note 3 to the condensed consolidated financial statements, allows Hooper Holmes to also deliver telephonic health coaching, a wellness portal, data analytics, and reporting services. Hooper Holmes is engaged by the organizations sponsoring such programs, including health and care management companies, broker and wellness companies, disease management organizations, reward administrators, third party administrators, clinical research organizations, and health plans.  Hooper Holmes provides these services through a national network of health professionals.

The Company's screening business is subject to some seasonality, with the second quarter sales typically dropping below other quarters and the third and fourth quarter sales typically the strongest quarters due to increased demand for screenings from mid-August through November related to annual benefit renewal cycles. The Company's wellness services business is more constant, though there are some variations due to the timing of the health coaching programs, which are billed per participant and typically start soon after the conclusion of onsite screening events. In addition to its Screening and Health and Wellness Service operations, the Company generates ancillary revenue through the assembly of medical kits for sale to third parties.

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

The results of operations for the three and six month periods ended June 30, 2016 and 2015, are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

On September 30, 2013, the Company completed the sale of certain assets comprising its Portamedic service line. During 2014, the Company sold certain assets comprising the Heritage Labs and Hooper Holmes Services businesses. The operating results of these businesses have been segregated and reported as discontinued operations for all periods presented in this Quarterly Report on Form 10-Q.

On June 15, 2016, the Company completed a one-for-fifteen reverse stock split. As a result, the share and per share information for all periods presented in these unaudited condensed consolidated financial statements have been adjusted to reflect the impact of the reverse stock split. The reverse stock split did not affect the total number of authorized shares of common stock of 240,000,000 shares or the par value of the Company’s common stock at $0.04. Accordingly, an adjustment was made between additional paid-in-capital and common stock in the condensed consolidated balance sheet to reflect the new values after the reverse stock split.

During the second quarter of 2016, it was determined that costs that had been expensed in the first quarter of 2016 related to the modification of the Credit Agreement (as defined in Note 9 to the condensed consolidated financial statements) and the equity issuances. Costs associated with the modification of the Credit Agreement should have been capitalized and amortized to interest expense over the remaining life of the Credit Agreement, while costs associated with the equity issuances should have been recorded as a reduction to equity. The Company recorded these correcting entries during the second quarter of 2016. The net impact of the correcting adjustments decreased reported pretax loss in the second quarter of 2016 by approximately $0.2 million. Management does not believe the impact of these out of period adjustments materially impacts the fair presentation of the Company’s operating results or financial condition for the periods impacted.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This new guidance is effective for the Company in the first quarter of 2018, with early adoption permitted as of the original effective date or first quarter of 2017. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". This ASU requires management to assess and evaluate whether conditions or events exist, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements issue date. This standard will be effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter; early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 will have on the disclosures in Note 2 of the condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The Company adopted the provisions of ASU 2015-03 in the first quarter of 2016. The retrospective application of the new standard resulted in a $0.2 million reduction to both noncurrent assets and current liabilities as of December 31, 2015. The debt issuance costs associated with the revolving credit facilities remain classified in noncurrent assets in accordance with ASU 2015-15.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", which is intended to improve financial reporting about leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting (Topic 718)", which is intended to simplify the accounting for share-based compensation. This standard simplifies the accounting for income taxes in relation to share-based compensation, modifies the accounting for forfeitures, and modifies the statutory tax withholding requirements. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-09 will have on its consolidated financial position, results of operations or cash flows.

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

The Company has taken the following actions toward alleviating the substantial doubt that exists with regard to the Company's ability to continue as a going concern:

•
On January 25, 2016, the Company received $3.4 million, net of issuance costs, in additional equity by issuing 2,601,789 shares of its common stock, $0.04 par value, through a rights offering to current shareholders which is being used to fund working capital;

•
On March 28, 2016, the Company received $1.2 million, net of issuance costs, in additional equity by issuing 666,667 shares of its common stock, $0.04 par value, to 200 NNH, LLC, which is being used to fund working capital;

•	On March 28, 2016, the Company renegotiated its financial covenants in the Credit Agreement (as defined below) to requirements based on its forecast models; and

•
On April 29, 2016, the Company entered into a new Credit and Security Agreement with SCM Specialty Finance Opportunities Fund, L.P. (as defined below) replacing the 2013 Loan and Security Agreement (as defined below). Refer to Note 9 to the condensed consolidated financial statements for additional discussion.

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

The Company's primary sources of liquidity are cash and cash equivalents as well as availability under a Credit and Security Agreement (the "2016 Credit and Security Agreement") with SCM Specialty Finance Opportunities Fund, L.P. ("SCM"). At June 30, 2016, the Company had $0.1 million in cash and cash equivalents and had $3.3 million outstanding under the 2016 Credit and Security Agreement, with available borrowing capacity of $0.3 million. As of August 9, 2016, the Company had $2.4 million outstanding with estimated available borrowing capacity of $0.8 million. As of June 30, 2016, the Company also owed approximately $4.0 million under an existing term loan ("the Term Loan"), which is governed by the terms of a credit agreement ("the Credit Agreement") with SWK Funding LLC ("SWK") and was used to fund the cash component of the Acquisition. Each of these agreements contain certain financial covenants, including various affirmative and negative covenants including minimum aggregate revenue, EBITDA, and consolidated unencumbered liquid assets requirements, which the Company did not comply with as of June 30, 2016. For additional information regarding the 2016 Credit and Security Agreement, Credit Agreement, and the related covenants, see Note 9 to the condensed consolidated financial statements.

The Company incurred a loss from continuing operations of $5.6 million during the six month period ended June 30, 2016. The Company’s net cash used in operating activities for the six month period ended June 30, 2016, was $4.8 million. The Company has managed its liquidity through availability under a revolving credit facility, raising additional equity, and a series of cost reduction initiatives.

The Company has historically used availability under a revolving credit facility to fund operations. The Company experiences a timing difference between the operating expenses and cash collection of the associated revenue based on Health and Wellness customer payment terms. To conduct successful screenings, the Company must expend cash to deliver the equipment and supplies required for the screenings and pay its health professionals and site management, all of which is done in advance of the customer invoicing process and ultimate cash receipts for services performed. Given the seasonal nature of the Company's operations, which are largely dependent on second half volumes, management expects to continue using a revolving credit facility in 2016 and beyond.

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

Additionally, the Acquisition provides new offerings including the wellness portal and telephonic coaching, along with new staff, new systems, and new customers. During the six month period ended June 30, 2016, the Company incurred under $0.1 million of costs associated with the ongoing integration of AHS, which are recorded in selling, general and administrative expenses. Transition costs incurred during the three month period ended June 30, 2016, were immaterial. These costs relate primarily to transition services purchased from AHS and the ongoing transition of information technology infrastructure. The Company does not expect to continue to incur material transition costs going forward.

In addition, the Company has contractual obligations related to operating leases and employment contracts which could adversely affect liquidity.

The Company’s ability to satisfy its liquidity needs and meet future covenants is dependent on growing revenues, improving profitability, and raising additional equity. These profitability improvements primarily include expansion of the Company’s presence in the Health and Wellness marketplace through new sales to direct customers, retaining existing customers, and capitalizing on the opportunities presented by its channel partners. The Company must increase screening, telephonic health coaching, and wellness portal volumes in order to cover its fixed cost structure and improve gross profits. These improvements may be outside of management’s control. If the Company is unable to increase volumes or control operating costs, liquidity may be adversely affected.

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

Note 3: Acquisition

The Company entered into and consummated the Purchase Agreement on April 17, 2015, among the Company and certain of its subsidiaries, Accountable Health Solutions, Inc. (the "Seller" or "AHS") and Accountable Health, Inc. (the "Shareholder"). Pursuant to the Purchase Agreement, the Company acquired the assets and certain liabilities representing the health and wellness business of the Seller for approximately $7.0 million - $4.0 million in cash and up to 433,333 shares of the Company’s common stock, $0.04 par value, with a value of $3.0 million, which was subject to a working capital adjustment as described in the Purchase Agreement. At the closing of the Purchase Agreement, the Company issued and delivered 371,739 shares of Common Stock to the Shareholder at closing and issued and held back 21,739 shares of Common Stock for the working capital adjustment, which were subsequently released on October 9, 2015, and 39,855 shares of Common Stock for indemnification purposes. No additional shares will be issued under the terms of the Purchase Agreement. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, which provides an exemption for private offerings of securities.

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

Intangible assets acquired include existing technology in the form of a customer-facing wellness portal and customer relationships. The fair value of the customer relationships acquired was determined using the excess earnings method under the income approach for customer relationships; and the fair value of the wellness portal software was determined using the replacement cost method. The estimated useful life for the wellness portal and customer relationships is 4 years and 8 years, respectively. Amortization is recorded on a straight-line basis over the estimated useful life of the asset. The Company recorded amortization expense as a component of cost of operations of $0.3 million and $0.5 million, respectively, and amortization expense as a component of selling, general and administrative expenses of $0.1 million and $0.1 million, respectively, during the three and six month periods ended June 30, 2016. The Company recorded amortization expense of $0.2 million as a component of cost of operations and $0.1 million as a component of selling, general and administrative expenses for the three and six month periods ended June 30, 2015. The goodwill of $0.6 million was recorded in one reporting unit, the Health and Wellness operations, and is deductible for tax purposes.

The consolidated statement of operations for the three and six month periods ended June 30, 2016, includes revenue of $2.7 million and $5.2 million, respectively, attributable to AHS. Disclosure of the earnings contribution from the AHS business is not practicable, as the Company has already integrated operations.

The following table provides unaudited pro forma results of operations for the three and six month periods ended June 30, 2015, as if AHS was part of operations on the first day of the 2014 fiscal year.

(in thousands)	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2015	2015
Pro forma revenues	$7,662	$15,750

Pro forma net loss from continuing operations	$(2,749)	$(5,856)

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had the Company been a combined company during the periods presented, nor are they indicative of the consolidated results of operations in future periods. The pro forma results for the six month period ended June 30, 2015, include pre-tax adjustments for amortization of intangible assets of $0.3 million. Pro forma results for the three and six month periods ended June 30, 2015, include pre-tax adjustments for the elimination of acquisition costs of $0.6 million and $0.7 million, respectively.

Note 4:	Loss Per Share

Basic loss per share equals net loss divided by the weighted average common shares outstanding during the period.  Diluted loss per share equals net loss divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. The calculation of loss per common share on a basic and diluted basis was the same for the three and six month periods ended June 30, 2016 and 2015, because the inclusion of dilutive common stock equivalents and the Warrant issued in connection with the Acquisition would have been anti-dilutive for all periods presented. The Company has granted options to purchase shares of the Company's common stock through employee stock plans with the weighted average options outstanding as of June 30, 2016 and 2015, being 355,092 and 274,460, respectively, and a warrant to purchase 543,478 shares issued to SWK was outstanding as of June 30, 2016, but are anti-dilutive because the Company is in a net loss position.

Note 5: Share-Based Compensation

Employee Share-Based Compensation Plans - On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the "2008 Plan") providing for the grant of stock options, stock appreciation rights, non-vested stock, and performance shares. During the three and six month periods ended June 30, 2016, the Company granted 100,000 and 153,332 options, respectively, for the purchase of shares under the 2008 Plan. During the three and six month periods ended June 30, 2015, the Company granted 667 and 40,000 options, respectively. As of June 30, 2016, 31,659 shares remain available for grant under the 2008 Plan.

On May 24, 2011, the Company's shareholders approved the 2011 Omnibus Employee Incentive Plan, as subsequently amended and restated, (the "2011 Plan") providing for the grant of stock options and non-vested stock awards. During the three and six month periods ended June 30, 2016, there were no options for the purchase of shares granted under the 2011 Plan. During the three month period ended June 30, 2015, there were 30,000 options for the purchase of shares granted under the 2011 Plan. During the six month periods ended June 30, 2016 and 2015, the Company also granted a total of 166,665 and 2,778 stock awards, respectively, to non-employee members of the Board of Directors that immediately vested. As of June 30, 2016, 243,693 shares remain available for grant under the 2011 Plan.

The fair value of the stock options granted during the three and six month periods ended June 30, 2016, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Expected life (years)	5.3	5.1
Expected volatility	80.0%	81.0%
Expected dividend yield	—%	—%
Risk-free interest rate	1.3%	1.4%
Weighted average fair value of options granted during the period	$1.27	$1.33

The following table summarizes stock option activity for the six month period ended June 30, 2016:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2015	286,568	$6.46
Granted	153,332	2.05
Exercised	—	—
Forfeited and Expired	(34,560)	3.23
Outstanding balance at June 30, 2016	405,340	5.07	8.45	$0
Options exercisable at June 30, 2016	147,113	$7.65	7.25	$0

There were no options exercised during the six month period ended June 30, 2016. There were 50,000 options with a weighted average exercise price of $0.45 exercised during the six month period ended June 30, 2015. Options for the purchase of an aggregate of 30,768 shares of common stock vested during the six month period ended June 30, 2016, and the aggregate fair value at grant date of these options was $0.1 million. As of June 30, 2016, there was approximately $0.4 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 1.74 years.
The Company recorded $0.4 million and $0.5 million, respectively, of share-based compensation expense in selling, general and administrative expenses for the three and six month periods ended June 30, 2016. The Company recorded $0.1 million and $0.2 million, respectively, of share-based compensation expense in selling, general and administrative expenses for the three and six month periods ended June 30, 2015.

Note 6: Inventories

Included in inventories at June 30, 2016, and December 31, 2015, are $0.4 million and $0.3 million, respectively, of finished goods and $0.6 million and $0.3 million, respectively, of components.

Note 7: Goodwill and Other Intangible Assets

The Company recorded Goodwill of $0.6 million as of June 30, 2016, and December 31, 2015.

Intangible assets subject to amortization are amortized on a straight-line basis and are summarized in the table below.

	June 30, 2016			December 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangibles Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangibles Assets, net
Portal	$4,151	$1,251	$2,900	$4,151	$732	$3,419
Customer relationships	2,097	316	1,781	2,097	185	1,912
Total	$6,248	$1,567	$4,681	$6,248	$917	$5,331

Amortization expense for the three and six month periods ended June 30, 2016, was $0.3 million and $0.7 million, respectively. Amortization expense for each of the three and six month periods ended June 30, 2015, was $0.3 million.

Based on the Company's recent financial performance and negative equity, management determined a review of impairment of long-lived assets and goodwill was necessary as of June 30, 2016. The analysis indicated no impairment charges for long-lived assets or goodwill was required at June 30, 2016.

Note 8: Restructuring Charges

At June 30, 2016, there was a $0.6 million liability related to Portamedic branch closure costs, which is recorded in accrued expenses and other long-term liabilities in the accompanying condensed consolidated balance sheet. Charges recorded during the three and six month periods ended June 30, 2016, were recorded as a component of discontinued operations. The following table provides a summary of the activity in the restructure accrual for the six month period ended June 30, 2016:

(in thousands)	December 31, 2015	Adjustments	Payments	June 30, 2016
Facility closure obligation	$657	$134	$(201)	$590

Note 9: Debt

As of June 30, 2016, the Company maintained the 2016 Credit and Security Agreement and the Term Loan provided by the Credit Agreement. The following table summarizes the Company's outstanding borrowings:

(in thousands)	June 30, 2016	December 31, 2015

2016 Credit and Security Agreement (2013 Loan and Security Agreement as of December 31, 2015)	$3,277	$3,278
Term Loan	4,046	5,000
Discount on Term Loan	(1,977)	(2,785)
Unamortized debt issuance costs related to Term Loan	(204)	(163)
Total debt	5,142	5,330
Short-term portion	(5,142)	(5,330)
Total long-term debt, net	$—	$—

The following table summarizes the components of interest expense for the three and six month periods ended June 30, 2016 and 2015:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest expense on Term Loan (interest at LIBOR, plus 14%)	$161	$154	$341	154
Interest expense on 2013 Loan and Security Agreement	16	4	49	4
Interest expense on 2016 Credit and Security Agreement	48	—	48	—
Accretion of termination fees (over term of Term Loan at rate of 8%)	45	27	91	27
Amortization of debt issuance costs	62	197	123	280
Write-off of debt issuance costs related to 2013 Loan and Security Agreement	282	—	282	—
Amortization of debt discount associated with the warrants	397	244	807	244
Mark to market of the Additional Warrant	—	—	59	—
Total	$1,011	$626	$1,800	$709

2016 Credit and Security Agreement

On April 29, 2016, the Company entered into the 2016 Credit and Security Agreement with SCM. The 2016 Credit and Security Agreement provides the Company with a revolving credit facility, the proceeds of which are to be used for general working capital purposes and capital expenditures. The 2016 Credit and Security Agreement replaced the 2013 Loan and Security Agreement, eliminating the requirement of the Company to issue the Additional Warrant for the purchase of common stock valued at $1.25 million to SWK, the holder of the Company’s Credit Agreement (see below for further information about the Additional Warrant). An early termination fee of $140,000, approximately $30,000 of legal fees, and approximately $107,000 of other ordinary course fees were accelerated due to the termination of the 2013 Loan and Security Agreement and were rolled into the opening outstanding borrowings under the 2016 Credit and Security Agreement with SCM and are reflected in transaction costs in the condensed consolidated statement of operations during the three month period ended June 30, 2016, and approximately $0.3 million of unamortized debt issuance costs related to the 2013 Loan and Security Agreement were written off and recorded in interest expense in the condensed consolidated statement of operations during the three month period ended June 30, 2016

Under the terms of the 2016 Credit and Security Agreement, SCM makes cash advances to the Company in an aggregate principal at any one time outstanding not to exceed $7 million, subject to certain loan balance limits based on the value of the Company’s eligible collateral (the “Revolving Loan Commitment Amount”). The 2016 Credit and Security Agreement has a term of three years, expiring on April 29, 2019. As of June 30, 2016, the Company had $3.3 million outstanding under the 2016 Credit and Security Agreement with available borrowing capacity of $0.3 million. As of August 9, 2016, the Company had $2.4 million outstanding, with estimated available borrowing capacity of $0.8 million.

Borrowings will bear interest at a fluctuating rate that when annualized is equal to the Prime Rate plus 5.5%, subject to increase in the event of a default. The Company paid SCM a $140,000 facility fee, and monthly, SCM will receive an unused line fee equal to one-half of one percent (0.5%) per annum of the difference derived by subtracting (i) the greater of (x) the average daily outstanding balance under the Revolving Facility during the preceding month and (y) the Minimum Balance, from (ii) the Revolving Loan Commitment Amount and also a collateral management fee equal to one-half of one percent (0.5%) per annum of the Revolving Loan Commitment Amount. As of June 30, 2016, the remaining balance in debt issuance costs recorded in Other Assets on the condensed consolidated balance sheet was $0.3 million.

The 2016 Credit and Security Agreement contains customary representations and warranties and various affirmative and negative covenants including minimum aggregate revenue, EBITDA, and consolidated unencumbered liquid assets requirements. Minimum aggregate revenue must not be less than $34.0 million for the twelve months ending June 30, 2016, $37.0 million for the twelve months ending September 30, 2016, $40.0 million for the twelve months ending December 31, 2016, and $45.0 million for the twelve months ending each fiscal quarter thereafter. Adjusted EBITDA must not be less than negative $2.0 million for the six months ending June 30, 2016, negative $1.1 million for the nine months ending September 30, 2016, $0.8 million for the twelve months ending December 31, 2016, $0.5 million for the twelve months ending March 31, 2017, $0.9 million for the twelve months ending June 30, 2017, and $2.5 million for the twelve months ending September 30, 2017. In addition, consolidated unencumbered liquid assets must not be less than $0.75 million on the last day of any quarter. The Company was not in compliance with the covenants under the 2016 Credit and Security Agreement as of June 30, 2016, and has entered into a First Amendment to Credit and Security Agreement and Limited Waiver and Forbearance (“First Amendment”), which provides a waiver related to the measurement period ended June 30, 2016. If certain conditions set forth in the First Amendment are satisfied as of September 30, 2016, the waiver and an amendment to the 2016 Credit and Security Agreement providing for revised financial covenants will become permanent.  If the Company is unable to fulfill the conditions in the First Amendment by September 30, 2016, or fails to comply with, or obtain further waivers to, the financial covenants in the First Amendment in the future, then the lenders would have the option to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on the Company's business. The foregoing description of the First Amendment is only a summary and is qualified in its entirety by the full text of the First Amendment, which is attached as an exhibit to this Quarterly Report on Form 10-Q.

Borrowings under the Agreement are secured by a security interest in all existing and after-acquired property of the Company, including, but not limited to, its receivables (which are subject to a lockbox account arrangement), inventory and equipment.

Credit Agreement

In order to fund the Acquisition, the Company entered into the Credit Agreement with SWK on April 17, 2015, as amended on February 25, 2016, and March 28, 2016. The Credit Agreement provides the Company with a $5.0 million Term Loan. The proceeds of the Term Loan were used to pay certain fees and expenses related to the negotiation and consummation of the Purchase Agreement and the Acquisition described in Note 3 and general corporate purposes. The Company paid SWK an origination fee of $0.1 million. The Term Loan is due and payable on April 17, 2018. The Company is also required to make quarterly revenue-based payments in an amount equal to eight and one-half percent (8.5%) of yearly aggregate revenue up to and including $20 million, seven percent (7%) of yearly aggregate revenue greater than $20 million up to and including $30 million, and five percent (5%) of yearly aggregate revenue greater than $30 million. The revenue-based payment will be applied to fees and interest, and any excess to the principal of the Term Loan. Revenue-based payments commenced in February 2016, and the maximum principal portion of the aggregate revenue-based payment is capped at $600,000 per quarter. During the six month period ended June 30, 2016, the Company made principal payments to SWK of $1.0 million, in addition to $0.4 million of interest paid.

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

The Credit Agreement also contains certain financial covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements. On March 28, 2016, the Company obtained a Second Amendment to the Credit Agreement (the "Second Amendment") in which the lender modified the existing covenants and replaced them with minimum aggregate revenue covenants of $34.0 million for the twelve months ending June 30, 2016, $37.0 million for the twelve months ending September 30, 2016, $40.0 million for the twelve months ending December 31, 2016, and $45.0 million for the twelve months ending each fiscal quarter thereafter. The Second Amendment also modified the minimum adjusted EBITDA covenants for 2016 and replaced them with minimum adjusted EBITDA covenants of negative $2.0 million for the six months ending June 30, 2016, negative $1.1 million for the nine months ending September 30, 2016, $0.8 million for the twelve months ending December 31, 2016, $0.5 million for the twelve months ending March 31, 2017, $0.9 million for the twelve months ending June 30, 2017, and $2.5 million for the twelve months ending September 30, 2017, and each twelve consecutive calendar month period ending on the last day of each fiscal quarter thereafter. In addition, the Company was required to obtain new equity contributions in an aggregate amount of not less than $0.5 million between March 23, 2016 and June 30, 2016, which requirement the Company has satisfied through the private offering to 200 NNH, LLC, which is described further in Note 2 to the condensed consolidated financial statements. The Second Amendment also required the Company to issue shares of its common stock, $0.04 par value, with a value of $100,000 to SWK, which the Company issued during the first quarter of 2016 and recorded as debt issuance costs as a direct deduction to short-term debt on the condensed consolidated balance sheet as of June 30, 2016. The Company was not in compliance with the covenants under the Credit Agreement, as amended, as of June 30, 2016, and has entered into a Third Amendment to Credit Agreement and Limited Waiver and Forbearance (“Third Amendment”), which provides a waiver related to the measurement period ended June 30, 2016. If certain conditions set forth in the Third Amendment are satisfied as of September 30, 2016, the waiver and an amendment to the Credit Agreement providing for revised financial covenants and an extended period of time to make required principal payments will become permanent. If the Company is unable to fulfill the conditions in the Third Amendment by September 30, 2016, or fails to comply with, or obtain further waivers to, the financial covenants in the Third Amendment in the future, then the lenders would have the option to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on the Company's business. The foregoing description of the Third Amendment is only a summary and is qualified in its entirety by the full text of the Third Amendment, which is attached as an exhibit to this Quarterly Report on Form 10-Q.

The Credit Agreement contains a cross-default provision that can be triggered if the Company has more than $0.25 million in debt outstanding under the 2016 Credit and Security Agreement and the Company fails to make payments to SCM when due or if SCM is entitled to accelerate the maturity of debt in response to a default situation under the 2016 Credit and Security Agreement, which may include violation of any financial covenants.

As of June 30, 2016, as security for payment and other obligations under the 2016 Credit and Security Agreement, SCM held a security interest in all of the Company's, and its subsidiary guarantors', existing and after-acquired property, including receivables (which are subject to a lockbox account arrangement), inventory and equipment. Additionally, SWK holds a security interest for final and indefeasible payment. The security interest held by SWK is in substantially all of the Company's assets and the Company's subsidiaries.

In connection with the execution of the Credit Agreement, the Company issued SWK a warrant (the "Warrant") to purchase 543,478 shares of the Company’s common stock. The Warrant is exercisable after October 17, 2015, and up to and including April 17, 2022, at an exercise price of $6.90 per share. The Warrant is exercisable on a cashless basis. The exercise price of the Warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like. The Warrant grants the holder certain piggyback registration rights. The Warrant was considered equity classified, and as such, the Company allocated the proceeds from the Term Loan to the Warrant using the Relative Fair Value Method. Further, pursuant to the Credit Agreement, if the 2013 Loan and Security Agreement was not repaid in full and terminated, and all liens securing the 2013 Loan and Security Agreement were not released, on or prior to April 30, 2016, as amended in the First Amendment to the Credit Agreement dated February 25, 2016, the Company agreed to issue an additional warrant (the “Additional Warrant”) to SWK to purchase common stock valued at $1.25 million, with an exercise price of the closing price on April 30, 2016. In accordance with the relevant accounting guidance, the Additional Warrant was determined to be an embedded derivative. The fair value of these warrants at the inception of the Credit Agreement of approximately $3.6 million was recorded as a debt discount, and is being amortized through interest expense over the term of the Credit Agreement using the effective interest method. The Company valued both warrants using the Black-Scholes pricing model, which utilizes Level 3 Inputs. For the Warrant, the Company utilized volatility of 85.0%, a risk-free rate of 1.4%, dividend rate of zero, and term of 7 years, which is consistent with the exercise period of the Warrant. For the Additional Warrant, the Company utilized volatility of 80.0%, a risk-free rate of 2.1%, dividend rate of zero, and term of 7 years, which is consistent with the exercise period of the Additional Warrant.

As noted above, on April 29, 2016, the Company entered into the 2016 Credit and Security Agreement with SCM, which eliminated the requirement of the Company to issue the Additional Warrant. Accordingly, during the three month period ended June 30, 2016, the Company recorded $0.9 million in other income in the condensed consolidated statement of operations related to the write-off of the derivative liability associated with the Additional Warrant.

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

The Company is obligated under a lease related to the discontinued Hooper Holmes Services operations center through 2018 and has ceased use of this facility. The Company is still the primary lessee under operating leases for two Portamedic branch offices and has recorded a facility closure obligation related to the above mentioned leases for future rent payments not utilized for continuing operations and such related costs are recorded in the reporting for discontinued operations. The Company has recorded a facility closure obligation of $0.6 million as of June 30, 2016, related to the above mentioned leases.

The Company has employment agreements with certain executive employees that provide for payment of base salary for up to a one year period in the event their employment with the Company is terminated in certain circumstances, including following a change in control, as further defined in the agreements.

From time to time, the Company is subject to federal and state tax audits and related governmental inquiries into matters such as income tax returns, sales and use tax returns, employment classification of its workers, and wage and hour law compliance. The Company is currently under examination by the Internal Revenue Service (the “IRS”) for the calendar years 2013, 2014, and 2015 with respect to its classification of certain of its health professionals as independent contractors rather than employees. This examination could lead to proposed adjustments to its federal employment taxes for the periods in question, but the IRS has not yet issued an assessment. The Company believes that it has properly classified these workers as independent contractors, but there can be no assurances of a favorable outcome for the Company and given the ongoing status of the examination, we are unable at this time to provide an estimate of the range of loss, if any.

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

On May 24, 2012, a complaint was filed against the Company in the United States District Court for the District of New Jersey alleging, among other things, that the Company failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaint seeks award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company filed an answer denying the substantive allegations therein. On August 1, 2014, the Magistrate Judge issued a Report and Recommendation to conditionally certify the class of all contract examiners from August 16, 2010, to the present. On August 29, 2014, the Company submitted its objections to the Report and Recommendation of the Magistrate Judge. The Magistrate has suspended ruling concerning those objections while the parties pursue the possibility of a settlement. On April 29, 2016, the Company reached a preliminary understanding with the plaintiffs with respect to a settlement of the lawsuit involving a release of all claims by the plaintiffs and the Company's establishment of a settlement fund of $0.45 million. Accordingly, as of June 30, 2016, the Company had accrued $0.45 million related to this matter versus $0.3 million as of December 31, 2015.  The litigation accrual for all periods was included in the Accrued expenses line item on the condensed consolidated balance sheet.  The additional expense of $0.15 million recorded during the six month period ended June 30, 2016, is included in the discontinued operations line item on the condensed consolidated statements of operations.  This preliminary understanding is subject to approval by the Magistrate and the parties' entry into a definitive settlement agreement. The claim is not covered by insurance, and the Company is incurring legal costs to defend the litigation which are recorded in discontinued operations. This matter relates to the former Portamedic service line for which the Company retained liability.

Note 12: Income Taxes

The Company's income tax expense was not material for any period presented in the condensed consolidated statement of operations. No amounts were recorded for unrecognized tax benefits or for the payment of interest and penalties during the three and six month periods ended June 30, 2016 and 2015. No federal or state tax benefits were recorded relating to the current year loss. The Company continues to believe that a full valuation allowance is required on its net deferred tax assets, with the exception of deferred income tax on the liabilities of certain indefinite-lived intangibles.
The tax years 2012 through 2015 may be subject to federal examination and assessment. Tax years from 2007 through 2011 remain open solely for purposes of federal and certain state examination of net operating loss and credit carryforwards. State income tax returns may be subject to examination for tax years 2011 through 2015, depending on state tax statute of limitations.

As of December 31, 2015, the Company had U.S. federal and state net operating loss carryforwards of $167.2 million and $149.8 million, respectively. There has been no significant change in these balances as of June 30, 2016. The net operating loss carryforwards, if not utilized, will expire in the years 2016 through 2035.

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

	June 30, 2016			December 31, 2015
(in thousands)	Face Value	Fair Value	Carrying Amount	Face Value	Fair Value	Carrying Amount
Term Loan	$5,000	$3,590	$1,953	$5,000	$3,837	$2,052
Derivative liability	$—	$—	$—	$1,250	$828	$828

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our Company was founded in 1899. We are a publicly-traded New York corporation whose shares of common stock are listed on the NYSE MKT.  Our corporate headquarters are located in Olathe, Kansas, where our health and wellness operating center is located. Over the last 40 years, our business focus has been on providing health risk assessment services. With the acquisition of Accountable Health Solutions, Inc. ("AHS") ("the Acquisition"), we now also provide wellness and health improvement services. This expansion uniquely positions Hooper Holmes to transform and capitalize on the large and growing health and wellness market as one of the only publicly traded, end-to-end health and wellness companies.

We provide on-site screenings, laboratory testing, risk assessment and sample collection services to individuals as part of comprehensive health and wellness programs offered through corporate and government employers as well as to clinical research organizations.  Through our subsidiary AHS, we expanded our capabilities to also include telephonic health coaching, a wellness portal, data analytics, and reporting services. We are engaged by the organizations sponsoring such programs, including corporate and government employers, health plans, hospital systems, health care management companies, wellness companies, brokers and consultants, disease management organizations, reward administrators, third party administrators, clinical research organizations and academic institutions.  We provide these services through a national network of health professionals, trained and certified to deliver quality service.
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

Our screening business is subject to some seasonality, with the second quarter sales typically dropping below other quarters and the third and fourth quarter sales typically the strongest quarters due to increased demand for screenings from mid-August through November related to annual benefit renewal cycles. Our wellness services business is more constant, though there are some variations due to the timing of the health coaching programs which are billed per participant, and typically start soon after the conclusion of onsite screening events. In addition to our Screening and Health and Wellness Service operations, we generate ancillary revenue through the assembly of medical kits for sale to third parties.

We believe that the overall market for our health and wellness services is growing and we expect it will continue to grow with the increased nationwide focus on healthcare, cost-containment and well-being/productivity initiatives.

Acquisition

We entered into and consummated the Purchase Agreement on April 17, 2015, among us and certain of our subsidiaries, Accountable Health Solutions, Inc. (the "Seller" or "AHS") and Accountable Health, Inc. (the "Shareholder"). Pursuant to the Purchase Agreement, we acquired the assets and certain liabilities representing the health and wellness business of the Seller for approximately $7.0 million - $4.0 million in cash and 433,333 shares of our common stock, $0.04 par value, with a value of $3.0 million, which was subject to a working capital adjustment as described in the Purchase Agreement. Refer to Note 3 of the condensed consolidated financial statements for additional discussion regarding the Acquisition and Note 9 for discussion of the Credit Agreement.

Rights Offering

On January 25, 2016, we received $3.4 million, net of issuance costs, in additional equity by issuing 2,601,789 shares of our common stock, $0.04 par value, through a rights offering to current shareholders which is being used to fund working capital.

Additional Equity Contributions

On March 28, 2016, we received $1.2 million, net of issuance costs, in additional equity by issuing 666,667 shares of our common stock, $0.04 par value, to 200 NNH, LLC, (the "Investor") a new private investor, which will be used to fund working capital. Pursuant to the Stock Purchase Agreement, there is a lock-up period of 18 months, during which time the Investor cannot sell the shares acquired. The Investor also has the right to send a representative to meetings of our Board of Directors as a non-voting observer for so long as the Investor owns at least 5% of our outstanding shares.

Reverse Stock Split

On June 15, 2016, we completed a one-for-fifteen reverse stock split. As a result, the share and per share information for all periods presented in these unaudited condensed consolidated financial statements have been adjusted to reflect the impact of the reverse stock split. The reverse stock split did not affect the total number of authorized shares of common stock of 240,000,000 shares or the par value of our common stock at $0.04. Accordingly, an adjustment was made between additional paid-in-capital and common stock in the condensed consolidated balance sheet to reflect the new values after the reverse stock split.

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

Business Outlook for 2016

With our growth in the second half of 2015 and continued sales momentum in the first half of 2016, we believe there are significant growth opportunities for our health and wellness operations. Health and wellness services include event scheduling, provision and fulfillment of all supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges, lab coats, bandages, etc.) at screening events, event management, biometric screenings (e.g., height, weight, body mass index, hip, waist, neck, pulse, blood pressure), blood draws via venipuncture or finger stick, procuring lab testing, participant and aggregate reporting, data processing and data transmission. We have expanded our capabilities to allow us to deliver telephonic health coaching, a wellness portal, data analytics, and reporting services. During 2016, we expanded our capabilities further to include administration of flu shots and are exploring other offerings for delivery through our health professionals networks.

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

We have already gained several new customers in 2016, both through our direct sales efforts and through our channel partners, including a large multi-year clinical research study extension. As previously noted, we also raised $3.4 million, net of issuance costs, in additional equity through our rights offering and another $1.2 million, net of issuance costs, through a private investor. As one of only a few pure-play publicly traded health and wellness companies that offers a fully-integrated end-to-end solution to our customers, we believe we are positioned to capitalize on market need in 2016 and beyond. There are, however, events as noted in Note 2 to the condensed consolidated financial statements, that could negatively affect our financial condition, results of operations, and cash flows.

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

We monitor the following key metrics related to our core health and wellness operations:

•	the number of health screenings completed;

•	the number of enrollments in health coaching services;

•	the number of subscribers to the wellness portal services;

•	the quality scores of our Health Professionals;

•	the aggregate of travel expenditures incurred by our Health Professionals; and

•	budget to actual performance for the health and wellness operations.

Certain of the above-cited metrics are discussed in the comparative discussion and analysis of our results of operations that follows.

Adjusted EBITDA

The following table sets forth our reconciliation of Adjusted EBITDA for the three and six month periods ended June 30, 2016 and June 30, 2015:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(2,459)	$(3,363)	$(5,887)	$(5,469)
Plus:
Interest expense	225	158	438	158
Other debt related costs included in interest expense	786	468	1,362	551
Income tax expense	5	5	10	10
Depreciation and amortization	708	580	1,409	873
Share-based compensation expense	390	103	470	193
Stock payments in connection with debt amendments[1]	(100)	—	50	—
Transaction costs	221	593	329	679
Transition costs	2	258	54	258
Portamedic contingent liability	—	—	150	—
Write-off of Additional Warrant	(887)	—	(887)	—
Adjusted EBITDA	$(1,109)	$(1,198)	$(2,502)	$(2,747)
1 See Note 1 to the condensed consolidated financial statements regarding out of period corrections.

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, (ii) net income tax provision (benefit) and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain non-recurring items that we do not consider indicative of our ongoing operating performance. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Adjusted EBITDA is a non-GAAP financial measure and should not be construed as an alternative to net earnings (loss) as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (as determined in accordance with GAAP). Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. We have included Adjusted EBITDA because we believe it provides management and investors with additional information to measure our performance and liquidity, estimate our value and evaluate our ability to service debt.

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
• does not reflect the cash requirements necessary to service interest or principal payments on our debt;
• excludes income tax payments that represent a reduction in cash available to us; and
• does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future.

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three and six month periods ended June 30, 2016 and 2015

Revenue - The table below sets forth our consolidated revenue for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Revenue	$7,643	$7,662	(0.2)%	$14,884	$13,343	11.5%

Consolidated revenues for the three month period ended June 30, 2016, remained flat at $7.6 million from the prior year period, due primarily to the addition of portal, coaching and screening services with the Acquisition offset by the normal variations in our screening volume.

Consolidated revenues for the six month period ended June 30, 2016, were $14.9 million, an increase of $1.5 million, or 11.5%, from the prior year period, which is primarily due to the addition of portal, coaching and screening services with the Acquisition. The increase in revenue from the Acquisition was partially offset by the normal variations in our screening volume.

Consolidated revenues includes third party kit revenue for the three months period ended June 30, 2016 and 2015, of $0.4 million and $0.4 million, respectively, and for the six month periods ended June 30, 2016 and 2015, of $0.8 million and $0.6 million, respectively.

Screening Units - The table below sets forth the approximate number of screening units for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Number of Screenings	99,000	109,000	(9.2)%	203,000	216,000	(6.0)%

The Company completed approximately 99,000 screenings during the three month period ended June 30, 2016, for a decrease of 9.2% from the prior year period, and approximately 203,000 screenings during the six month period ended June 30, 2016, for a decrease of 6.0% from the prior year period due to the normal variations in our screening volume.

Cost of Operations - The table below sets forth our consolidated cost of operations for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2016	% of Revenue	2015	% of Revenue	2016	% of Revenue	2015	% of Revenue
Cost of Operations	$5,878	76.9%	$5,969	77.9%	$11,659	78.3%	$10,918	81.8%

Cost of operations, as a percentage of revenue, was 76.9% and 77.9% for the three month periods ended June 30, 2016 and 2015, respectively, and was 78.3% and 81.8% for the six month periods ended June 30, 2016 and 2015, respectively. The increase in gross profit is due to the higher margin offerings acquired through AHS offset by increases in field specialist labor and travel costs compared to the prior year. Additionally, our cost of sales has a certain element of fixed costs that are required to maintain customer service levels and cannot easily be reduced in periods of lower screening volume.

Selling, General and Administrative Expenses - The table below sets forth our consolidated SG&A expenses for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Selling, general and administrative expenses	$3,724	$3,811	(2.3)%	$7,551	$6,471	16.7%

SG&A expenses for the three month period ended June 30, 2016, decreased 2.3% compared to the prior year period due primarily to fewer transition costs than prior year related to the AHS acquisition partially offset by the stock compensation payments made to the Board of Directors. SG&A expenses for the six month period ended June 30, 2016, increased 16.7% from the prior year period primarily due to the addition of AHS expenses and the stock compensation payments made to the Board of Directors, partially offset by fewer transition costs related to the AHS acquisition.

Transaction Costs

Transaction costs represent legal and professional fees incurred for non-recurring transactions. During the three and six month periods ended June 30, 2016, we incurred $0.2 million and $0.3 million, respectively, of transaction costs primarily in connection with the termination of the 2013 Loan and Security Agreement. During the three and six month periods ended June 30, 2015, we incurred $0.6 million and $0.7 million, respectively, of transaction costs in connection with the Acquisition.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the three month period ended June 30, 2016, was $2.2 million, compared to $2.7 million in the prior year period. Consolidated operating loss for the six month periods ended June 30, 2016 and 2015, was $4.7 million and $4.7 million, respectively.

Interest Expense, Net

Interest expense, net, for the three month periods ended June 30, 2016 and 2015, was $1.0 million and $0.6 million, respectively. Interest Expense, net, for the six month periods ended June 30, 2016 and 2015, was $1.8 million and $0.7 million, respectively. The increase is due to the financing obtained for the Acquisition, including interest on the Term Loan and accretion of the termination fees and debt discount as well as the write-off of debt issuance costs related to the termination of the 2013 Loan and Security Agreement.

Other Income

Other income for each of the three and six month periods ended June 30, 2016, was $0.9 million which is due to the elimination of the Additional Warrant owed to SWK (see Note 9 to the condensed consolidated financial statements). There was no activity in other income during the three and six month periods ended June 30, 2015.

Loss from Discontinued Operations

The loss from discontinued operations, net, totaled $0.2 million and $0.3 million for the three and six month periods ended June 30, 2016, which included expenses of $0.15 million for a contingent liability related to the Portamedic service line. The activity in discontinued operations during the three and six month periods ended June 30, 2015, was not significant. Discontinued operations represent the net results of operations and adjustments during the periods presented for the Heritage Labs, Hooper Holmes Services, and Portamedic businesses.

Net Loss

Net loss for the three month period ended June 30, 2016, was $2.5 million, or $0.29 per share on both a basic and diluted basis, as compared to a net loss of $3.4 million, or $0.65 per share on both a basic and diluted basis for the three month period ended June 30, 2015. Net loss for the six month period ended June 30, 2016, was $5.9 million, or $0.71 per share on both a basic and diluted basis, as compared to a net loss of $5.5 million, or $1.11 per share on both a basic and diluted basis for the six month period ended June 30, 2015.

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

We have taken the following actions toward alleviating the substantial doubt that exists with regard to our ability to continue as a going concern:

•
On January 25, 2016, we received $3.4 million, net of issuance costs, in additional equity by issuing 2,601,789 shares of our common stock, $0.04 par value, through a rights offering to current shareholders which is being used to fund working capital;

•
On March 28, 2016, we received $1.2 million, net of issuance costs, in additional equity by issuing 666,667 shares of our common stock, $0.04 par value, to 200 NNH, LLC, which is being used to fund working capital;

•	On March 28, 2016, we renegotiated our financial covenants in the Credit Agreement (as defined below) to requirements based on our forecast models; and

•
On April 29, 2016, we entered into a new Credit and Security Agreement with SCM Specialty Finance Opportunities Fund, L.P. (as defined below) replacing the 2013 Loan and Security Agreement (as defined below). Refer to Note 9 to the condensed consolidated financial statements for additional discussion.

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

Our primary sources of liquidity are cash and cash equivalents as well as availability under a Credit and Security Agreement (the "2016 Credit and Security Agreement") with SCM Specialty Finance Opportunities Fund, L.P. ("SCM"). At June 30, 2016, we had $0.1 million in cash and cash equivalents and had $3.3 million outstanding under the 2016 Credit and Security Agreement, with available borrowing capacity of $0.3 million. As of August 9, 2016, we had $2.4 million outstanding with estimated available borrowing capacity of $0.8 million. As of June 30, 2016, the Company also owed approximately $4.0 million under an existing term loan ("the Term Loan"), which is governed by the terms of a credit agreement ("the Credit Agreement") with SWK Funding LLC ("SWK") and was used to fund the cash component of the Acquisition. Each of these agreements contain certain financial covenants, including various affirmative and negative covenants including minimum aggregate revenue, EBITDA, and consolidated unencumbered liquid assets requirements which we did not comply with as of June 30, 2016. For additional information regarding the 2016 Credit and Security Agreement, Credit Agreement, and the related covenants, see Note 9 to the condensed consolidated financial statements.

We incurred a loss from continuing operations of $5.6 million during the six month period ended June 30, 2016. Our net cash used in operating activities for the six month period ended June 30, 2016, was $4.8 million. We have managed our liquidity through availability under a revolving credit facility, raising additional equity, and a series of cost reduction initiatives.

We have historically used availability under a revolving credit facility to fund operations. We experience a timing difference between the operating expense and cash collection of the associated revenue based on Health and Wellness customer payment terms. To conduct successful screenings we must expend cash to deliver the equipment and supplies required for the screenings and pay our health professionals and site management, all of which is done in advance of the customer invoicing process and ultimate cash receipts for services performed. Given the seasonal nature of our operations, which are largely dependent on second half volumes, management expects to continue using a revolving credit facility in 2016 and beyond.

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

Additionally, the Acquisition provides new offerings including the wellness portal and telephonic coaching, along with new staff, new systems, and new customers. During the six month period ended June 30, 2016, we incurred under $0.1 million of costs associated with the ongoing integration of AHS, which are recorded in selling, general and administrative expenses. Transition costs incurred during the three month period ended June 30, 2016, were immaterial. These costs relate primarily to transition services purchased from AHS and the ongoing transition of information technology infrastructure. The Company does not expect to continue to incur material transition costs going forward.

In addition, we have contractual obligations related to operating leases and employment contracts which could adversely affect liquidity.

Our ability to satisfy our liquidity needs and meet future covenants is dependent on growing revenues, improving profitability, and raising additional equity. These profitability improvements primarily include expansion of our presence in the Health and Wellness marketplace through new sales to direct customers, retaining existing customers, and capitalizing on the opportunities presented by our channel partners. We must increase screening, telephonic health coaching, and wellness portal volumes in order to cover our fixed cost structure and improve gross profits. These improvements may be outside of management’s control. If we are unable to increase volumes or control operating costs, liquidity may be adversely affected.

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

Cash Flows used in Operating Activities

For the six month period ended June 30, 2016, net cash used in operating activities was $4.8 million, compared to $5.1 million in the prior year period.

The net cash used in operating activities for the six month period ended June 30, 2016, reflects a net loss of $5.9 million, which was offset by non-cash charges of $3.0 million in depreciation and amortization expense, amortization of debt discount and debt issuance costs, accretion of termination fees, write-off of debt issuance costs, and termination fees paid on behalf of the Company; and $0.5 million in share-based compensation expense. Changes in working capital included a decrease in accounts receivable of $0.1 million and a decrease in accounts payable and accrued expenses of $1.4 million.

Our consolidated days sales outstanding ("DSO"), measured on a rolling 90-day basis, was 54.5 days at June 30, 2016, compared to 46.0 days at December 31, 2015, and 53.3 days at June 30, 2015, with the change from year end due to timing of large customer receipts. We experience a timing difference between the operating expense and cash collection of the associated revenue based on Health and Wellness customer payment terms. Historically, our accounts receivable balances and our DSO are near their highest point in September and their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out.

Cash Flows used in Investing Activities

We used $0.2 million and $0.4 million, respectively, for the six month periods ended June 30, 2016 and 2015, for capital expenditures. We used $4.0 million for the six month period ended June 30, 2015, to acquire AHS on April 17, 2015.

Cash Flows provided by Financing Activities

For the six month period ended June 30, 2016, we received $4.6 million, net of issuance costs, in connection with the additional equity raised as noted above which was partially offset by the principal payments made of $1.0 million on the Term Loan and net borrowings under the credit facilities of $0.5 million. For the six month period ended June 30, 2015, we received $5.0 million related to the proceeds from the Term Loan which was partially offset by $0.4 million incurred for debt issuance costs and net borrowings under the credit facility of $0.8 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Dividends

No dividends were paid during the six month periods ended June 30, 2016 and 2015. We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2016 Credit and Security Agreement and our Credit Agreement, each as described in Note 9 to the unaudited condensed consolidated financial statements.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, the Company's disclosure controls and procedures were not effective as a result of a material weakness in the Company’s internal control over financial reporting related to the ineffective design and operation of internal controls related to the accounting for non-routine transactions.

The Company is in the process of improving its policies and procedures relating to the recognition and measurement of non-routine transactions and designing more effective controls to remediate the material weakness described above. Management has hired a new corporate controller and also plans to enhance its controls related to non-routine transactions by supplementing with additional resources as necessary, enhancing the design and documentation of management review controls, and improving the documentation of internal control procedures.

Notwithstanding this material weakness in accounting for non-routine transactions, management has concluded that the consolidated financial statements included in the Quarterly Report on Form 10-Q present fairly, in all material respects, the consolidated financial position of the Company at June 30, 2016, and December 31, 2015, and the consolidated results of operations and cash flows for each of the three and six month periods ended June 30, 2016 and 2015, in conformity with U.S. generally accepted accounting principles.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

On May 24, 2012, a complaint was filed against the Company in the United States District Court for the District of New Jersey alleging, among other things, that the Company failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleges, should be treated as employees for purposes of federal law. The complaint seeks award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company filed an answer denying the substantive allegations therein. On August 1, 2014, the Magistrate Judge issued a Report and Recommendation to conditionally certify the class of all contract examiners from August 16, 2010, to the present. On August 29, 2014, the Company submitted its objections to the Report and Recommendation of the Magistrate Judge. On April 29, 2016, the Company reached a preliminary understanding with the plaintiffs with respect to a settlement of the lawsuit involving a release of all claims by the plaintiffs and the Company's establishment of a settlement fund of $0.45 million. Accordingly, as of June 30, 2016, the Company had accrued $0.45 million related to this matter versus $0.3 million as of December 31, 2015.  The litigation accrual for all periods was included in the Accrued expenses line item on the condensed consolidated balance sheet.  The additional expense of $0.15 million recorded during the six month period ended June 30, 2016, is included in the discontinued operations line item on the condensed consolidated statements of operations.  This preliminary understanding is subject to approval by the Magistrate and the parties' entry into a definitive settlement agreement. The claim is not covered by insurance, and the Company is incurring legal costs to defend the litigation which are recorded in discontinued operations. This matter relates to the former Portamedic service line for which the Company retained liability.

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

Share Issuances

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 30, 2016, we issued 666,667 shares of our common stock, $0.04 par value, with a value of $1,200,000 to 200 NNH, LLC on March 28, 2016. We also issued 77,922 shares of our common stock, $0.04 par value, with a value of $150,000 to SWK pursuant to the First and Second Amendments to the Credit Agreement. The securities were not registered under the Securities Act of 1933. They were issued in transactions not involving any public offering pursuant to the exemptions from registration set forth in Section 4(a)(2) of the Securities Act and Rule 506 thereunder and are “restricted securities” as that term is defined in Rule 144 of the Securities Act.

Share Repurchases

We did not purchase any shares of our common stock during the six month periods ended June 30, 2016 and 2015.

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

10.5
Credit and Security Agreement dated April 29, 2016, by and between SCM Specialty Finance Opportunities Fund, L.P. and Hooper Holmes, Inc. and subsidiaries. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 3, 2016.)

10.6	Third Amendment and Limited Waiver and Forbearance dated August 15, 2016, to Credit Agreement dated April 17, 2015, by and between Hooper Holmes, Inc. and SWK Funding LLC.*

10.7
First Amendment and Limited Waiver and Forbearance dated August 15, 2016, to Credit and Security Agreement dated April 29, 2016, by and between SCM Specialty Finance Opportunities Fund, L.P. and Hooper Holmes, Inc. and subsidiaries.*

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

Dated: August 15, 2016

By: /s/ Henry E. Dubois
Henry E. Dubois
Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Steven R. Balthazor
Steven R. Balthazor
Chief Financial Officer (Principal Financial and Accounting Officer)