Form 10-Q
period 2016-09-30
HOOPER HOLMES INC
filed 2016-11-15
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares outstanding of the Registrant's common stock as of October 31, 2016, was:
Common Stock, $.04 par value - 10,103,525 shares

1

HOOPER HOLMES, INC. AND SUBSIDIARIES

2

PART I - Financial Information

Item 1. Financial Statements (unaudited)

Hooper Holmes, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$825	$2,035
Accounts receivable, net of allowance for doubtful accounts of $118 and $112 at September 30, 2016 and December 31, 2015, respectively	7,403	5,565
Inventories	1,481	567
Other current assets	431	331
Total current assets	10,140	8,498

Property, plant and equipment	8,710	8,427
Less: Accumulated depreciation and amortization	6,771	5,656
Property, plant and equipment, net	1,939	2,771

Intangible assets, net	4,356	5,331
Goodwill	633	633
Other assets	394	450
Total assets	$17,462	$17,683

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$5,555	$5,339
Accrued expenses	2,526	2,313
Short-term debt	6,924	5,330
Other current liabilities	2,591	2,873
Total current liabilities	17,596	15,855
Other long-term liabilities	444	1,611
Commitments and contingencies (Note 10)

Stockholders' (deficit) equity:
Common stock, par value $.04 per share; Authorized: 240,000,000 shares; Issued: 10,047,969 shares at September 30, 2016, and 5,201,733 shares at December 31, 2015; Outstanding: 10,047,969 shares at September 30, 2016, and 5,201,107 shares at December 31, 2015	402	3,121
Additional paid-in capital	165,988	156,195
Accumulated deficit	(166,968)	(159,028)
	(578)	288
Less: Treasury stock, at cost; 0 and 626 shares at September 30, 2016, and December 31, 2015	—	(71)
Total stockholders' (deficit) equity	(578)	217
Total liabilities and stockholders' (deficit) equity	$17,462	$17,683

See accompanying notes to unaudited condensed consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$9,750	$9,272	$24,634	$22,615
Cost of operations	7,282	7,143	18,941	18,060
Gross profit	2,468	2,129	5,693	4,555
Selling, general and administrative expenses	3,586	3,740	11,138	10,212
Transaction costs	50	57	379	737
Operating loss from continuing operations	(1,168)	(1,668)	(5,824)	(6,394)
Interest expense, net	878	388	2,678	1,097
Other income	—	—	(887)	—
Loss from continuing operations before taxes	(2,046)	(2,056)	(7,615)	(7,491)
Income tax expense	5	5	15	15
Loss from continuing operations	(2,051)	(2,061)	(7,630)	(7,506)

Discontinued operations:
Loss from discontinued operations	(1)	(57)	(310)	(82)
Net loss	$(2,052)	$(2,118)	$(7,940)	$(7,588)

Basic and diluted loss per share:
Continuing operations
Basic	$(0.22)	$(0.40)	$(0.89)	$(1.49)
Diluted	$(0.22)	$(0.40)	$(0.89)	$(1.49)
Discontinued operations
Basic	$—	$(0.01)	$(0.04)	$(0.02)
Diluted	$—	$(0.01)	$(0.04)	$(0.02)
Net loss
Basic	$(0.22)	$(0.41)	$(0.93)	$(1.51)
Diluted	$(0.22)	$(0.41)	$(0.93)	$(1.51)

Weighted average number of shares - Basic	9,149,418	5,185,986	8,604,846	5,026,095
Weighted average number of shares - Diluted	9,149,418	5,185,986	8,604,846	5,026,095
See accompanying notes to unaudited condensed consolidated financial statements.

 Hooper Holmes, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(unaudited)
 (in thousands, except share data)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Total Stockholders' (Deficit) Equity
Balance, December 31, 2015	5,201,733	$3,121	$156,195	$(159,028)	626	$(71)	$217
Net loss	—	—	—	(7,940)	—	—	(7,940)
Issuance of common stock and warrants, net of issuance costs	4,601,789	2,014	4,169	—	—	—	6,183
Issuance of common stock in connection with amendments to Credit Agreement	77,922	47	103	—	—	—	150
Share-based compensation	166,665	100	448	—	—	—	548
Reverse stock split re-allocation	—	(4,880)	4,880	—	—	—	—
Other adjustments due to reverse stock split	486	—	—	—	—	—	—
Retirement of treasury stock	(626)	—	(71)	—	(626)	71	—
Repricing of SWK Warrant #1	—	—	264	—	—	—	264
Balance, September 30, 2016	10,047,969	$402	$165,988	$(166,968)	—	$—	$(578)
See accompanying notes to unaudited condensed consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,940)	$(7,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,090	1,546
Other debt related costs included in interest expense	1,997	758
Termination fees included in payoff of 2013 Loan and Security Agreement	277	—
Provision for bad debt expense	143	26
Share-based compensation expense	548	360
Issuance of common stock in connection with First Amendment to Credit Agreement	50	—
Write-off of SWK Warrant #2	(887)	—
Change in assets and liabilities:
Accounts receivable	(1,981)	(3,518)
Inventories	(914)	135
Other assets	(132)	(570)
Accounts payable, accrued expenses and other liabilities	(332)	1,955
Net cash used in operating activities	(7,081)	(6,896)
Cash flows from investing activities:
Capital expenditures	(287)	(818)
Acquisition of Accountable Health Solutions	—	(4,000)
Net cash used in investing activities	(287)	(4,818)
Cash flows from financing activities:
Borrowings under credit facility	24,528	8,826
Payments under credit facility	(23,563)	(5,431)
Principal payments on Term Loan	(954)	—
Proceeds from issuance of Term Loan	—	5,000
Issuance of common stock and warrants, net of issuance costs	6,183	—
Proceeds related to the exercise of stock options	—	23
Debt issuance costs	(36)	(377)
Net cash provided by financing activities	6,158	8,041

Net decrease in cash and cash equivalents	(1,210)	(3,673)
Cash and cash equivalents at beginning of period	2,035	5,201
Cash and cash equivalents at end of period	$825	$1,528

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$94	$130
Supplemental disclosure of non-cash financing activities:
Issuance of common stock in connection with the Acquisition	$—	$3,000
Issuance of common stock in connection with Second Amendment to Credit Agreement	$100	$—
Debt issuance costs vouchered but not paid	$—	$500
Payoff of 2013 Loan and Security Agreement by SCM	$(2,552)	$—
Opening outstanding borrowings under 2016 Credit and Security Agreement	$3,028	$—
Non-cash debt issuance costs	$550	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

Note 1: Basis of Presentation

Hooper Holmes, Inc. and its subsidiaries (“Hooper Holmes” or the "Company”) provides on-site screenings and flu shots, laboratory testing, risk assessment, and sample collection services to individuals as part of comprehensive health and wellness programs offered through corporate and government employers.  The acquisition of Accountable Health Services, Inc. ("AHS") ("the Acquisition"), which is discussed further in Note 3 to the condensed consolidated financial statements, allows Hooper Holmes to also deliver telephonic health coaching, a wellness portal, data analytics, and reporting services. Hooper Holmes is engaged by the organizations sponsoring such programs, including health and care management companies, broker and wellness companies, disease management organizations, reward administrators, third party administrators, clinical research organizations, and health plans.  Hooper Holmes provides these services through a national network of health professionals.

The Company's screening business is subject to some seasonality, with second quarter revenues typically dropping below other quarters. Third and fourth quarter revenues are typically the Company's strongest quarters due to increased demand for screenings from mid-August through November related to annual benefit renewal cycles. The Company's wellness services business is more constant, though there are some variations due to the timing of the health coaching programs, which are billed per participant and typically start soon after the conclusion of onsite screening events. In addition to its screening and health and wellness service operations, the Company generates ancillary revenue through the assembly of medical kits for sale to third parties.

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

The results of operations for the three and nine month periods ended September 30, 2016 and 2015, are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Prior to 2015, the Company completed the sale of certain assets comprising its Portamedic, Heritage Labs, and Hooper Holmes Services businesses. The operating results of these businesses have been segregated and reported as discontinued operations for all periods presented in this Quarterly Report on Form 10-Q.

On June 15, 2016, the Company completed a one-for-fifteen reverse stock split, in order to regain compliance with the NYSE MKT's minimum market price requirement. As a result, the share and per share information for all periods presented in these unaudited condensed consolidated financial statements have been adjusted to reflect the impact of the reverse stock split. The reverse stock split did not affect the total number of authorized shares of common stock of 240,000,000 shares or the par value of the Company’s common stock at $0.04. Accordingly, an adjustment was made between additional paid-in-capital and common stock in the condensed consolidated balance sheet to reflect the new values after the reverse stock split.

During the third quarter of 2016, the Company elected to update the presentation of its condensed consolidated balance sheet by adding an other current liabilities category and reclassifying certain liabilities such as escheatment, rent escalation reserve, and legal settlement reserve into this new category in the accompanying condensed consolidated balance sheet. The Company believes this provides a more useful and informative depiction of the Company's current liabilities and liquidity. Prior period comparatives have been reclassified to conform to the revised presentation.

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

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". This ASU requires management to assess and evaluate whether conditions or events exist, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements issue date. This standard will be effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter; early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 will have on the disclosures in Note 2 of the condensed consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory", which changes the measurement basis for inventory from the lower of cost or market to lower of cost and net realizable value and also eliminates the requirement for companies to consider replacement cost or net realizable value less an approximate normal profit margin when determining the recorded value of inventory. The standard is effective for public companies in fiscal years beginning after December 15, 2016, with early adoption permitted.  The Company is currently evaluating the impact the adoption of ASU 2015-11 will have on its consolidated financial position, results of operations or cash flows.

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

Note 2: Liquidity

The Company incurred a loss from continuing operations of $7.6 million during the nine month period ended September 30, 2016, and the Company’s net cash used in operating activities for the nine month period ended September 30, 2016, was $7.1 million. The Company has managed its liquidity through availability under a revolving credit facility, raising additional equity, and a series of cost reduction initiatives. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The uncertainty regarding the Company's ability to generate sufficient cash flows and liquidity to fund operations raises substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company expects to continue to monitor its liquidity carefully, work to reduce this uncertainty, and address its cash needs through a combination of one or more of the following actions:

•
On January 25, 2016, the Company received $3.4 million, net of issuance costs, in additional equity by issuing 2,601,789 shares of its common stock, $0.04 par value, through a rights offering to current shareholders which was used to fund working capital;

•
On March 28, 2016, the Company received $1.2 million, net of issuance costs, in additional equity by issuing 666,667 shares of its common stock, $0.04 par value, to 200 NNH, LLC, which was used to fund working capital;

•
On April 29, 2016, the Company entered into a new Credit and Security Agreement with SCM Specialty Finance Opportunities Fund, L.P. (as defined below) replacing the 2013 Loan and Security Agreement (as defined below). Refer to Note 9 to the condensed consolidated financial statements for additional discussion.

•
Beginning on September 15, 2016, the Company received $1.6 million, net of issuance costs, in additional equity by issuing 1,333,333 shares of its common stock, $0.04 par value, and warrants (the "Private Offering Warrants") to purchase up to an additional 1,333,333 shares of its common stock at an exercise price of $2.00 per share to various investors in a private offering (the "Private Offering"). Also, on October 14, 2016, the Company issued an additional 55,556 shares of its common stock, $0.04 par value, and Private Offering Warrants to purchase up to an additional 55,556 shares of its common stock at an exercise price of $2.00 per share with a value of $0.1 million in the Private Offering. The proceeds from the Private Offering were used to fund working capital. The Private Offering Warrants are exercisable, exclusively on a cashless basis, beginning six months after the date of issuance and ending on the fourth anniversary of the date of issuance. The warrants provide that the Company can call the warrants if the closing price of its Common Stock equals or exceeds $3.00 per share for ten consecutive trading days with a minimum trading volume of 100,000 shares per day, subject to certain additional conditions set forth in the warrants. The exercise price of the warrants is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like. The warrants grant the holder certain piggyback registration rights. The warrants were classified as equity, and as such, the Company allocated the proceeds from the stock issuances, net of issuance costs, to the warrants using the relative fair value method.

•	The Company will continue to aggressively seek new and return business from its existing customers and expand its presence in the health and wellness marketplace;

•	The Company will continue to analyze and implement further cost reduction initiatives and efficiency improvements (see Note 10 to the condensed consolidated financial statements).

The Company's primary sources of liquidity are cash and cash equivalents as well as availability under a Credit and Security Agreement (the "2016 Credit and Security Agreement") with SCM Specialty Finance Opportunities Fund, L.P. ("SCM"). At September 30, 2016, the Company had $0.8 million in cash and cash equivalents and had $4.8 million of outstanding borrowings under the 2016 Credit and Security Agreement, with unused borrowing capacity of $1.1 million. As of November 10, 2016, the Company had $5.3 million of outstanding borrowings with unused borrowing capacity of $1.7 million. Any borrowings on the unused borrowing capacity are at the discretion of SCM. As of September 30, 2016, the Company also owed approximately $4.0 million under an existing term loan (the "Term Loan"), which is governed by the terms of a credit agreement (the "Credit Agreement") with SWK Funding LLC ("SWK") and was used to fund the cash component of the Acquisition. Each of these agreements contain certain financial covenants, including various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements, which the Company did not comply with as of September 30, 2016. Noncompliance with these covenants constitutes an event of default. Accordingly, SCM reserves the right to terminate access to the unused borrowing capacity under the 2016 Credit and Security Agreement, while both lenders reserve the right to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral. The Company and the lenders are discussing the terms of waivers of the covenant violations, but there can be no assurance that the lenders will grant such waivers. If the Company is unable to obtain waivers, the lenders could elect to accelerate the repayment of all amounts outstanding under the 2016 Credit and Security Agreement and the Credit Agreement and they could exercise their remedies with respect to the Company’s collateral, which would have a material adverse impact on the Company’s business operations and financial condition. Similar results could arise if the Company is unable to comply with financial covenants in the future and is unable to modify the covenants, obtain applicable waivers, or find new or additional lenders. For additional information regarding the 2016 Credit and Security Agreement, Credit Agreement, and the related covenants, see Note 9 to the condensed consolidated financial statements.

The Company has historically used availability under a revolving credit facility to fund operations. The Company experiences a lag between the payment of certain operating expenses and the subsequent billing and collection of the associated revenue based on health and wellness customer payment terms. To illustrate, in order to conduct successful screenings, the Company must expend cash to deliver the equipment and supplies required for the screenings. The Company must also expend cash to pay the health professionals and site management conducting the screenings. All of these expenditures are incurred in advance of the customer invoicing process and ultimate cash receipts for services performed. Given the seasonal nature of the Company's operations, which are largely dependent on second half volumes, management expects to continue using a revolving credit facility in 2016 and beyond.

The Company has contractual obligations related to operating leases and employment contracts which could adversely affect liquidity.  The Company is currently in default on three real estate leases for space that the Company no longer needs. Two of the leases were assigned to the Company through the Acquisition, and the third, which is partially subleased, relates to the discontinued Hooper Holmes Services business. The Company is working with the landlords to terminate these leases on mutually acceptable terms.

The Company’s ability to satisfy its liquidity needs and meet future covenants is dependent on growing revenues and improving profitability. These profitability improvements primarily include expansion of the Company’s presence in the health and wellness marketplace through new sales to direct customers, retaining existing customers, and capitalizing on the opportunities presented by its channel partners. The Company must increase screening, telephonic health coaching, and wellness portal volumes in order to cover its fixed cost structure and improve gross profits. These improvements may be outside of management’s control. If the Company is unable to increase volumes or control operating costs, liquidity may be adversely affected.

There can be no assurance that cash flows from operations, combined with any potential additional borrowings available to the Company, will be obtainable in an amount sufficient to enable the Company to repay its indebtedness, cure matters of default, or to fund other liquidity needs. If the Company continues to be unable to comply with its financial covenants and in the event that the Company were unable to obtain waivers, modify the covenants, or find new or additional lenders, the lenders would then be able to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, and SCM would be able to restrict access to the Company's availability under the 2016 Credit and Security Agreement, which would have a material adverse impact on the Company's business.

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

Intangible assets acquired include existing technology in the form of a customer-facing wellness portal and customer relationships. The fair value of the customer relationships acquired was determined using the excess earnings method under the income approach for customer relationships; and the fair value of the wellness portal software was determined using the replacement cost method. The estimated useful life for the wellness portal and customer relationships is 4 years and 8 years, respectively. Amortization is recorded on a straight-line basis over the estimated useful life of the asset. The Company recorded amortization expense as a component of cost of operations of $0.2 million and $0.8 million, respectively, and amortization expense as a component of selling, general, and administrative expenses of $0.1 million and $0.2 million, respectively, during the three and nine month periods ended September 30, 2016. The Company recorded amortization expense as a component of cost of operations of $0.2 million and $0.5 million, respectively, and amortization expense as a component of selling, general and administrative expenses of $0.1 million and $0.1 million, respectively, during the three and nine month periods ended September 30, 2015. The goodwill of $0.6 million was recorded in one reporting unit, the health and wellness operations, and is deductible for tax purposes.

The consolidated statement of operations for the three and nine month periods ended September 30, 2016, includes revenue of $3.4 million and $8.6 million, respectively, attributable to AHS. Disclosure of the earnings contribution from the AHS business is not practicable, as the Company has already integrated operations.

The following table provides unaudited pro forma results of operations for the three and nine month periods ended September 30, 2015, as if AHS was part of operations on the first day of the 2014 fiscal year.

(in thousands)	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2015	2015
Pro forma revenues	$9,272	$25,023

Pro forma net loss from continuing operations	$(2,060)	$(7,912)

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had the Company been a combined company during the periods presented, nor are they indicative of the consolidated results of operations in future periods. The pro forma results for the nine month period ended September 30, 2015, include pre-tax adjustments for amortization of intangible assets of $0.3 million. Pro forma results for the three and nine month periods ended September 30, 2015, include pre-tax adjustments for the elimination of acquisition costs of $0.1 million and $0.7 million, respectively.

Note 4:	Loss Per Share

Basic loss per share equals net loss divided by the weighted average common shares outstanding during the period.  Diluted loss per share equals net loss divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. The calculation of loss per common share on a basic and diluted basis was the same for the three and nine month periods ended September 30, 2016 and 2015, because the inclusion of dilutive common stock equivalents, the SWK Warrant #1 (as defined in Note 9 to the condensed consolidated financial statements) issued in connection with the Acquisition, and the Private Offering Warrants would have been anti-dilutive for all periods presented. The Company has granted options to purchase shares of the Company's common stock through employee stock plans with the weighted average options outstanding as of September 30, 2016 and 2015, being 356,288 and 277,529, respectively, SWK Warrant #1 to purchase 543,478 shares issued to SWK, and the Private Offering Warrants to purchase 1,333,333 shares issued in the Private Offering were outstanding as of September 30, 2016, but are anti-dilutive because the Company is in a net loss position.

Note 5: Share-Based Compensation

Employee Share-Based Compensation Plans - On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the "2008 Plan") providing for the grant of stock options, stock appreciation rights, non-vested stock, and performance shares. There were no options for the purchase of shares granted under the 2008 Plan during the three month periods ended September 30, 2016 and 2015. During the nine month periods ended September 30, 2016 and 2015, the Company granted 153,332 and 40,000 options, respectively, for the purchase of shares under the 2008 Plan. As of September 30, 2016, 42,124 shares remain available for grant under the 2008 Plan.

On May 24, 2011, the Company's shareholders approved the 2011 Omnibus Employee Incentive Plan, as subsequently amended and restated, (the "2011 Plan") providing for the grant of stock options and non-vested stock awards. During the three and nine month periods ended September 30, 2016, there were no options for the purchase of shares granted under the 2011 Plan. During the three and nine month periods ended September 30, 2015, there were 16,667 and 46,667 options, respectively, for the purchase of shares granted under the 2011 Plan. There were no stock awards granted under the 2011 Plan during the three month period ended September 30, 2016. During the nine month period ended September 30, 2016, the Company granted a total of 166,665 stock awards under the 2011 Plan to non-employee members of the Board of Directors that immediately vested. During the three and nine month periods ended September 30, 2015, the Company granted 33,333 and 36,111 stock awards, respectively, under the 2011 Plan to non-employee members of the Board of Directors that immediately vested. As of September 30, 2016, 243,693 shares remain available for grant under the 2011 Plan.

There were no options granted during three month period ended September 30, 2016. The fair value of the stock options granted during the nine month period ended September 30, 2016, were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Nine Months Ended September 30,
2016
Expected life (years)	5.1
Expected volatility	81.0%
Expected dividend yield	—%
Risk-free interest rate	1.4%
Weighted average fair value of options granted during the period	$1.33

The following table summarizes stock option activity for the nine month period ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2015	286,568	$6.46
Granted	153,332	2.05
Exercised	—	—
Forfeited and Expired	(46,690)	5.43
Outstanding balance at September 30, 2016	393,210	4.87	8.23	$0
Options exercisable at September 30, 2016	177,807	$7.15	7.07	$0

There were no options exercised during the nine month period ended September 30, 2016. There were 3,333 options with a weighted average exercise price of $6.75 exercised during the nine month period ended September 30, 2015. Options for the purchase of an aggregate of 66,668 shares of common stock vested during the nine month period ended September 30, 2016, and the aggregate fair value at grant date of these options was $0.3 million. As of September 30, 2016, there was approximately $0.2 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 1.93 years.
The Company recorded $0.1 million and $0.5 million, respectively, of share-based compensation expense in selling, general, and administrative expenses for the three and nine month periods ended September 30, 2016. The Company recorded $0.2 million and $0.4 million, respectively, of share-based compensation expense in selling, general and administrative expenses for the three and nine month periods ended September 30, 2015.

Note 6: Inventories

Included in inventories at September 30, 2016, and December 31, 2015, are $0.9 million and $0.3 million, respectively, of finished goods and $0.6 million and $0.3 million, respectively, of components.

Note 7: Goodwill and Other Intangible Assets

The Company recorded Goodwill of $0.6 million as of September 30, 2016, and December 31, 2015.

Intangible assets subject to amortization are amortized on a straight-line basis and are summarized in the table below.

	September 30, 2016			December 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangibles Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangibles Assets, net
Portal	$4,151	$1,510	$2,641	$4,151	$732	$3,419
Customer relationships	2,097	382	1,715	2,097	185	1,912
Total	$6,248	$1,892	$4,356	$6,248	$917	$5,331

Amortization expense for the three and nine month periods ended September 30, 2016, was $0.3 million and $1.0 million, respectively. Amortization expense for the three and nine month periods ended September 30, 2015, was $0.3 million and $0.6 million, respectively.

Based on the Company's recent financial performance and negative equity, management determined a review of impairment of long-lived assets and goodwill was necessary as of September 30, 2016. The analysis indicated no impairment charges for long-lived assets or goodwill was required at September 30, 2016.

Note 8: Restructuring Charges

At September 30, 2016, there was a $0.5 million liability related to the Company's obligation under a lease related to the discontinued Hooper Holmes Services operations center, which is recorded in other current and long-term liabilities in the accompanying condensed consolidated balance sheet. Charges recorded during the three and nine month periods ended September 30, 2016, were recorded as a component of discontinued operations. The following table provides a summary of the activity in the restructure accrual for the nine month period ended September 30, 2016:

(in thousands)	December 31, 2015	Adjustments	Payments	September 30, 2016
Facility closure obligation	$657	$166	$(351)	$472

Note 9: Debt

As of September 30, 2016, the Company maintained the 2016 Credit and Security Agreement and the Term Loan provided by the Credit Agreement. The following table summarizes the Company's outstanding borrowings:

(in thousands)	September 30, 2016	December 31, 2015

2016 Credit and Security Agreement (2013 Loan and Security Agreement as of December 31, 2015)	$4,769	$3,278
Term Loan	4,046	5,000
Discount on Term Loan	(1,500)	(2,785)
Unamortized debt issuance costs related to Term Loan	(391)	(163)
Total debt	6,924	5,330
Short-term portion	(6,924)	(5,330)
Total long-term debt, net	$—	$—

The following table summarizes the components of interest expense for the three and nine month periods ended September 30, 2016 and 2015:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest expense on Term Loan (interest at LIBOR, plus 14%)	$171	$188	$512	$342
Interest expense on 2013 Loan and Security Agreement	—	20	49	24
Interest expense on 2016 Credit and Security Agreement	72	—	120	—
Accretion of termination fees (over term of Term Loan at rate of 8%)	53	21	144	48
Amortization of debt issuance costs	103	48	226	328
Write-off of debt issuance costs related to 2013 Loan and Security Agreement	—	—	282	—
Amortization of debt discount associated with the SWK warrants	479	185	1,286	429
Mark to market of SWK Warrant #2	—	(74)	59	(74)
Total	$878	$388	$2,678	$1,097

2016 Credit and Security Agreement

On April 29, 2016, the Company entered into the 2016 Credit and Security Agreement with SCM, as amended on August 15, 2016. The 2016 Credit and Security Agreement provides the Company with a revolving credit facility, the proceeds of which are to be used for general working capital purposes and capital expenditures. The 2016 Credit and Security Agreement replaced the 2013 Loan and Security Agreement, eliminating the requirement of the Company to issue SWK Warrant #2 (as defined below) for the purchase of common stock valued at $1.25 million to SWK, the holder of the Company’s Credit Agreement. An early termination fee of $140,000, approximately $30,000 of legal fees, and approximately $107,000 of other ordinary course fees were accelerated due to the termination of the 2013 Loan and Security Agreement and were rolled into the opening outstanding borrowings under the 2016 Credit and Security Agreement with SCM. The corresponding expense is reflected in transaction costs in the condensed consolidated statement of operations during the nine month period ended September 30, 2016. In addition, approximately $0.3 million of unamortized debt issuance costs related to the 2013 Loan and Security Agreement were written off and recorded in interest expense in the condensed consolidated statement of operations during the nine month period ended September 30, 2016.

Under the terms of the 2016 Credit and Security Agreement, SCM makes cash advances to the Company in an aggregate principal at any one time outstanding not to exceed $7 million, subject to certain loan balance limits based on the value of the Company’s eligible collateral (the “Revolving Loan Commitment Amount”). The 2016 Credit and Security Agreement has a term of three years, expiring on April 29, 2019. As of September 30, 2016, the Company had $4.8 million of outstanding borrowings under the 2016 Credit and Security Agreement with unused borrowing capacity of $1.1 million. As of November 10, 2016, the Company had $5.3 million of outstanding borrowings, with unused borrowing capacity of $1.7 million. Any borrowings on the unused borrowing capacity are at the discretion of SCM.

Borrowings under the 2016 Credit and Security Agreement bear interest at a fluctuating rate that when annualized is equal to the Prime Rate plus 5.5%, subject to increase in the event of a default. The Company paid SCM a $140,000 facility fee, and monthly, SCM will receive an unused line fee equal to one-half of one percent (0.5%) per annum of the difference derived by subtracting (i) the greater of (x) the average daily outstanding balance under the Revolving Facility during the preceding month and (y) the Minimum Balance, from (ii) the Revolving Loan Commitment Amount and also a collateral management fee equal to one-half of one percent (0.5%) per annum of the Revolving Loan Commitment Amount. As of September 30, 2016, the remaining balance in debt issuance costs recorded in Other Assets on the condensed consolidated balance sheet was $0.3 million.

Borrowings under the Agreement are secured by a security interest in all existing and after-acquired property of the Company, including, but not limited to, its receivables (which are subject to a lockbox account arrangement), inventory, and equipment.

On August 15, 2016, the Company entered into the First Amendment to Credit and Security Agreement and Limited Waiver and Forbearance (the “First Amendment”), which required certain conditions to be satisfied as of September 30, 2016, for the First Amendment to become permanent. The First Amendment contains customary representations and warranties and various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements. Noncompliance with these covenants constitutes an event of default. Minimum aggregate revenue must not be less than $34.0 million for the twelve months ended September 30, 2016, $38.0 million for the twelve months ending

December 31, 2016, $41.0 million for the twelve months ending March 31, 2017, and $42.0 million for the twelve months ending each fiscal quarter thereafter. Adjusted EBITDA must not be less than negative $2.0 million for the nine months ended September 30, 2016, negative $0.5 million for the twelve months ending December 31, 2016, $0.5 million for the twelve months ending March 31, 2017, $0.9 million for the twelve months ending June 30, 2017, and $2.5 million for the twelve months ending each fiscal quarter thereafter. In addition, consolidated unencumbered liquid assets must not be less than $1 on the last day of the fiscal quarter ended September 30, 2016, $0.5 million on the last day of the fiscal quarter ending December 31, 2016, and $0.75 million on the last day of any fiscal quarter thereafter. The Company was not in compliance with the adjusted EBITDA covenant under the First Amendment as of September 30, 2016. The Company and SCM are discussing the terms of a waiver of the covenant violation, but there can be no assurance that SCM will grant such a waiver. If the Company is unable to obtain a waiver, SCM could elect to accelerate the repayment of all amounts outstanding under the 2016 Credit and Security Agreement and exercise their remedies with respect to the Company’s collateral, which would have a material adverse impact on the Company’s business. Similar results could arise if the Company is unable to comply with financial covenants in the future and is unable to modify the covenants or find new or additional lenders.

Credit Agreement

In order to fund the Acquisition, the Company entered into the Credit Agreement with SWK on April 17, 2015, as amended on February 25, 2016, March 28, 2016, and August 15, 2016. The Credit Agreement provides the Company with a $5.0 million Term Loan. The proceeds of the Term Loan were used to pay certain fees and expenses related to the negotiation and consummation of the Purchase Agreement and the Acquisition described in Note 3 and general corporate purposes. The Company paid SWK an origination fee of $0.1 million. The Term Loan is due and payable on April 17, 2018. The Company is also required to make quarterly revenue-based payments in an amount equal to eight and one-half percent (8.5%) of yearly aggregate revenue up to and including $20 million, seven percent (7%) of yearly aggregate revenue greater than $20 million up to and including $30 million, and five percent (5%) of yearly aggregate revenue greater than $30 million. The revenue-based payment will be applied to fees and interest, and any excess to the principal of the Term Loan. Revenue-based payments commenced in February 2016, and the maximum principal portion of the aggregate revenue-based payment is capped at $600,000 per quarter. The Third Amendment (defined below) waived the August 2016 payment and revised the November 2016 payment such that the maximum principal portion of the aggregate revenue-based payment is capped at $300,000. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms in the Third Amendment did not constitute a troubled debt restructuring, and the amendment was accounted for as a debt modification rather than a debt extinguishment. During the nine month period ended September 30, 2016, the Company made principal payments to SWK of $1.0 million, and paid approximately $0.4 million of interest.

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

As security for payment and other obligations under the 2016 Credit and Security Agreement, SCM holds a security interest in all of the Company's, and its subsidiary guarantors', existing and after-acquired property, including receivables (which are subject to a lockbox account arrangement), inventory and equipment. Additionally, SWK holds a security interest for final and indefeasible payment. The security interest held by SWK is in substantially all of the Company's assets and the Company's subsidiaries.

In connection with the execution of the Credit Agreement, the Company issued SWK a warrant (the "SWK Warrant #1") to purchase 543,478 shares of the Company’s common stock. As part of the conditions in the Third Amendment (defined below), the Company modified the exercise price of the SWK Warrant #1 to $1.30 per share as of September 30, 2016, recording the change in fair value of the SWK Warrant #1 of $0.3 million in accumulated paid-in capital in the condensed consolidated balance sheet. The SWK Warrant #1 is exercisable after October 17, 2015, and up to and including April 17, 2022. The SWK Warrant #1 is exercisable on a cashless basis. The exercise price of the warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like. The warrant grants the holder certain piggyback registration rights. The warrant was considered equity classified, and as such, the Company allocated the proceeds from the Term Loan to the warrant using the relative fair value method. Further, pursuant to the Credit Agreement, if the 2013 Loan and Security Agreement was not repaid in full and terminated, and all liens securing the 2013 Loan and Security Agreement were not released, on or prior to April 30, 2016, as amended in the First Amendment to the Credit Agreement dated February 25, 2016, the Company agreed to issue an additional warrant (the “SWK Warrant #2”) to SWK to purchase common stock valued at $1.25 million, with an exercise price of the closing price on April 30, 2016. In accordance with the relevant accounting guidance, the SWK Warrant #2 was determined to be an embedded derivative. The fair value of both of the SWK warrants at the inception of the Credit Agreement of approximately $3.6 million was recorded as a debt discount, and is being amortized through interest expense over the term of the Credit Agreement using the effective interest method. The Company valued both warrants using the Black-Scholes pricing model, which utilizes Level 3 Inputs. For the SWK Warrant #1, the Company utilized volatility of 85.0%, a risk-free rate of 1.4%, dividend rate of zero, and term of 7 years, which is consistent with the exercise period of the Warrant. For the SWK Warrant #2, the Company utilized volatility of 80.0%, a risk-free rate of 2.1%, dividend rate of zero, and term of 7 years, which is consistent with the exercise period of the warrant.

The requirement of the Company to issue the SWK Warrant #2 was eliminated when the Company entered into the 2016 Credit and Security Agreement with SCM, which is discussed further above. Accordingly, during the nine month period ended September 30, 2016, the Company recorded $0.9 million in other income in the condensed consolidated statement of operations related to the write-off of the derivative liability associated with the SWK Warrant #2.

On March 28, 2016, the Company entered into the Second Amendment to the Credit Agreement (the "Second Amendment") which required the Company to issue shares of its common stock, $0.04 par value, with a value of $100,000 to SWK, which the Company issued during the first quarter of 2016 and recorded as debt issuance costs as a direct deduction to short-term debt on the condensed consolidated balance sheet as of September 30, 2016.

On August 15, 2016, the Company entered into the Third Amendment to Credit Agreement and Limited Waiver and Forbearance (the “Third Amendment”), which required certain conditions to be satisfied as of September 30, 2016, for the Third Amendment to become permanent. The Third Amendment contains customary representations and warranties and various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements. Noncompliance with these covenants constitutes an event of default. Minimum aggregate revenue must not be less than $34.0 million for the twelve months ended September 30, 2016, $38.0 million for the twelve months ending December 31, 2016, $41.0 million for the twelve months ending March 31, 2017, and $42.0 million for the twelve months ending each fiscal quarter thereafter. Adjusted EBITDA must not be less than negative $2.0 million for the nine months ended September 30, 2016, negative $0.5 million for the twelve months ending December 31, 2016, $0.5 million for the twelve months ending March 31, 2017, $0.9 million for the twelve months ending June 30, 2017, and $2.5 million for the twelve months ending each fiscal quarter thereafter. In addition, consolidated unencumbered liquid assets must not be less than $1 on the last day of the fiscal quarter ended September 30, 2016, $0.5 million on the last day of the fiscal quarter ending December 31, 2016, and $0.75 million on the last day of any fiscal quarter thereafter. The Company was not in compliance with the adjusted EBITDA covenant under the Third Amendment as of September 30, 2016. The Company and SWK are discussing the terms of a waiver of the covenant violation, but there can be no assurance that SWK will grant such a waiver. If the Company is unable to obtain a waiver, SWK could elect to accelerate the repayment of all amounts outstanding under the Credit Agreement and exercise their remedies with respect to the Company’s collateral, which would have a material adverse impact on the Company’s business. Similar results could arise if the Company is unable to comply with financial covenants in the future and is unable to modify the covenants or find new or additional lenders.

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

The Company is obligated under a lease related to the discontinued Hooper Holmes Services operations center through 2018 and has ceased use of this facility. The Company has recorded a facility closure obligation of $0.5 million as of September 30, 2016, related to this lease, which is recorded in other current and long-term liabilities in the accompanying condensed consolidated balance sheet.

The Company has employment agreements with certain employees that provide for payment of base salary for up to a one year period in the event their employment with the Company is terminated in certain circumstances, including following a change in control, as further defined in the agreements.

The Company incurred certain severance and other costs related to its ongoing initiatives to increase the flexibility of its cost structure that were recorded in selling, general, and administrative expenses, and at September 30, 2016, the Company recorded a $0.2 million liability related to these initiatives in other current liabilities in the accompanying condensed consolidated balance sheet.

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

Note 11: Litigation

The Company, in the normal course of business, is a party to various claims and other legal proceedings. In the opinion of management, the Company has legal defenses and/or insurance coverage (subject to deductibles) with respect to all of its pending legal actions. If management believes that a material loss not covered by insurance arising from these actions is probable and can reasonably be estimated, the Company may record the amount of the estimated loss or, if a loss cannot be estimated but the minimum liability may be estimated using a range and no point is more probable than another, the Company may record the minimum estimated liability. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Management believes that the ultimate outcome of all pending legal actions, individually and in the aggregate, will not have a material adverse effect on the Company's financial position that is inconsistent with its loss reserves or on its overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes can occur that exceed any amounts reserved for such losses. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

On May 24, 2012, a complaint was filed against the Company in the United States District Court for the District of New Jersey alleging, among other things, that the Company failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleged, should be treated as employees for purposes of federal law. The complaint sought an award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company filed an answer denying the substantive allegations therein. On August 1, 2014, the Magistrate Judge issued a Report and Recommendation to conditionally certify the class of all contract examiners from August 16, 2010, to the present. On August 29, 2014, the Company submitted its objections to the Report and Recommendation of the Magistrate Judge. The Magistrate suspended ruling concerning those objections while the parties pursued the possibility of a settlement. On April 29, 2016, the Company reached a preliminary understanding with the plaintiffs with respect to a settlement of the lawsuit involving a release of all claims by the plaintiffs and the Company's establishment of a settlement fund of $0.45 million. Accordingly, as of September 30, 2016, the Company had accrued $0.45 million related to this matter versus $0.3 million as of December 31, 2015.  The litigation accrual for all periods was included in the other current liabilities line item on the condensed consolidated balance sheet.  The additional expense of $0.15 million recorded during the nine month period ended September 30, 2016, is included in the discontinued operations line item on the condensed consolidated statements of operations.  On August 5, 2016, the Magistrate approved the parties’ definitive settlement agreement. The claim is not covered by insurance, and the Company incurred legal costs to defend the litigation which are recorded in discontinued operations. This matter relates to the former Portamedic service line for which the Company retained liability.

Note 12: Income Taxes

The Company's income tax expense was not material for any period presented in the condensed consolidated statement of operations. No amounts were recorded for unrecognized tax benefits or for the payment of interest and penalties during the three and nine month periods ended September 30, 2016 and 2015. No federal or state tax benefits were recorded relating to the current year loss. The Company continues to believe that a full valuation allowance is required on its net deferred tax assets, with the exception of deferred income tax on the liabilities of certain indefinite-lived intangibles.

The tax years 2012 through 2015 may be subject to federal examination and assessment. Tax years from 2007 through 2011 remain open solely for purposes of federal and certain state examination of net operating loss and credit carryforwards. State income tax returns may be subject to examination for tax years 2011 through 2015, depending on state tax statute of limitations.

As of December 31, 2015, the Company had U.S. federal and state net operating loss carryforwards of $167.2 million and $149.8 million, respectively. There has been no significant change in these balances as of September 30, 2016. The net operating loss carryforwards, if not utilized, will expire in the years 2016 through 2035.

Since the Company had changes in ownership during 2015 and continuing into 2016, additional limitations under IRC Section 382 of the Internal Revenue Code of 1986 may apply to the future utilization of certain tax attributes including net operating loss (“NOL”) carryforwards, other tax carryforwards, and certain built-in losses. The Company has not yet completed its analysis of any impact of these ownership changes. No tax benefit has been reported since a full valuation allowance offsets these tax attributes. However, limitations could apply even if the valuation allowance was released.

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

The Company estimated the fair value of the Term Loan and the derivative liability using Level 3 valuation techniques. The estimated fair value of the Term Loan was determined by discounting future projected cash flows using a discount rate commensurate with the risks involved and by using the Black-Scholes valuation model, while the estimated fair value of the derivative liability was determined using the Black-Scholes valuation model.

	September 30, 2016			December 31, 2015
(in thousands)	Face Value	Fair Value	Carrying Amount	Face Value	Fair Value	Carrying Amount
Term Loan	$5,000	$3,865	$2,155	$5,000	$3,837	$2,052
Derivative liability	$—	$—	$—	$1,250	$828	$828

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our Company was founded in 1899. We are a publicly-traded New York corporation whose shares of common stock are listed on the NYSE MKT.  Our corporate headquarters are located in Olathe, Kansas, where our health and wellness operating center is located. Over the last 40 years, our business focus has been on providing health risk assessment services. With the acquisition of Accountable Health Solutions, Inc. ("AHS") ("the Acquisition"), we now also provide wellness and health improvement services. This expansion uniquely positions us to transform and capitalize on the large and growing health and wellness market as one of the only publicly-traded, end-to-end health and wellness companies.

We provide on-site screenings and flu shots, laboratory testing, risk assessment, and sample collection services to individuals as part of comprehensive health and wellness programs offered through corporate and government employers as well as to clinical research organizations.  Through our subsidiary, AHS, we expanded our capabilities to also include telephonic health coaching, a wellness portal, data analytics, and reporting services. We are engaged by the organizations sponsoring such programs, including corporate and government employers, health plans, hospital systems, health care management companies, wellness companies, brokers and consultants, disease management organizations, reward administrators, third party administrators, clinical research organizations and academic institutions.  We provide these services through a national network of health professionals, all of whom are trained and certified to deliver quality service.
The majority of large employers that offer health benefits today also offer at least some wellness programs in an effort to promote employee health and productivity and reduce health related costs.  Through screenings, plan sponsors help employees learn of existing and/or potential health risks. Through corporate wellness, they provide education and health improvement tools and gain the ability to systematically reward employees for good, healthy behaviors and for actual health enhancement metrics. Some common examples of these rewards include reductions in annual medical premiums and contributions to an employee’s Health Savings Account (HSA). By combining both the screening and corporate wellness services under a single organization, we create a seamless, end-to-end experience for members and drives improved engagement and outcomes for our clients.
Today, we service more than 200 direct clients representing nearly 3,000 employers and up to 1,000,000 participants. In the past year, we delivered over 500,000 screenings and are on track to continue year-over-year growth through a combination of our direct, channel partner, and clinical research organization partners as well as through the addition of new customers.

Our screening business is subject to some seasonality, with second quarter revenues typically dropping below other quarters. Third and fourth quarter revenues are typically our strongest quarters due to increased demand for screenings from mid-August through November related to annual benefit renewal cycles. Our wellness services business is more constant, though there are some variations due to the timing of the health coaching programs which are billed per participant, and typically start soon after the conclusion of onsite screening events. In addition to our screening and health and wellness service operations, we generate ancillary revenue through the assembly of medical kits for sale to third parties.

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

Rights Offering

On January 25, 2016, we received $3.4 million, net of issuance costs, in additional equity by issuing 2,601,789 shares of our common stock, $0.04 par value, through a rights offering to current shareholders which was used to fund working capital.

Additional Equity Contributions

On March 28, 2016, we received $1.2 million, net of issuance costs, in additional equity by issuing 666,667 shares of our common stock, $0.04 par value, to 200 NNH, LLC, (the "Investor") a new private investor, which was used to fund working capital. Pursuant to the Stock Purchase Agreement, there is a lock-up period of 18 months, during which time the Investor cannot sell the shares acquired.

Beginning on September 15, 2016, we received $1.6 million, net of issuance costs, in additional equity by issuing 1,333,333 shares of our common stock, $0.04 par value, and warrants (the "Private Offering Warrants") to purchase up to an additional 1,333,333 shares of our common stock at an exercise price of $2.00 per share to various investors in a private offering (the "Private Offering"). Also, on October 14, 2016, we issued an additional 55,556 shares of our common stock, $0.04 par value, and Private Offering Warrants to purchase up to an additional 55,556 shares of our common stock at an exercise price of $2.00 per share with a value of $0.1 million in the Private Offering. The proceeds from the Private Offering were used to fund working capital.

Reverse Stock Split

On June 15, 2016, we completed a one-for-fifteen reverse stock split, in order to regain compliance with the NYSE MKT's minimum market price requirement. As a result, the share and per share information for all periods presented in these unaudited condensed consolidated financial statements have been adjusted to reflect the impact of the reverse stock split. The reverse stock split did not affect the total number of authorized shares of common stock of 240,000,000 shares or the par value of our common stock at $0.04. Accordingly, an adjustment was made between additional paid-in-capital and common stock in the condensed consolidated balance sheet to reflect the new values after the reverse stock split.

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

Business Outlook

We believe there are significant growth opportunities for our health and wellness operations. Health and wellness services include event scheduling, provision and fulfillment of all supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges, lab coats, bandages, etc.) at screening events, event management, biometric screenings (e.g., height, weight, body mass index, hip, waist, neck, pulse, blood pressure), blood draws via venipuncture or finger stick, procuring lab testing, participant and aggregate reporting, data processing and data transmission. We have expanded our capabilities to allow us to deliver telephonic health coaching, a wellness portal, data analytics, and reporting services. During 2016, we expanded our capabilities further to include administration of flu shots and are exploring other offerings for delivery through our health professional network.

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

We have gained several new customers in 2016, both through our direct sales efforts and through our channel partners, including a large multi-year clinical research study extension. As previously noted, we also raised $3.4 million, net of issuance costs, in additional equity through our rights offering and another $2.9 million, net of issuance costs, through private offerings. As one of only a few pure-play publicly-traded health and wellness companies that offer a fully-integrated end-to-end solution to our customers, we believe we are positioned to capitalize on market need in 2016 and beyond. There are, however, certain events as noted in Note 2 to the condensed consolidated financial statements, that could negatively affect our financial condition, access to financing, results of operations, and cash flows.

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

We monitor the following key metrics related to our core health and wellness operations:

•	the number of health screenings completed;

•	the number of enrollments in health coaching services;

•	the number of subscribers to the wellness portal services;

•	the quality scores of our health professionals;

•	the aggregate of travel expenditures incurred by our health professionals;

•	budget to actual performance for the health and wellness operations; and

•	Adjusted EBITDA.

Certain of the above-cited metrics are discussed in the comparative discussion and analysis of our results of operations that follows.

Adjusted EBITDA

The following table sets forth our reconciliation of Adjusted EBITDA for the three and nine month periods ended September 30, 2016 and September 30, 2015:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(2,052)	$(2,118)	$(7,940)	$(7,588)
Plus:
Interest expense	243	208	681	366
Other debt related costs included in interest expense	635	180	1,997	731
Income tax expense	5	5	15	15
Depreciation and amortization	682	672	2,090	1,546
Share-based compensation expense	78	167	548	360
Severance costs	277	—	277	—
Stock payments in connection with debt amendments	—	—	50	—
Transaction costs	50	57	379	737
Transition costs	1	247	57	505
Portamedic contingent liability	—	168	150	168
Write-off of SWK Warrant #2	—	—	(887)	—
Adjusted EBITDA	$(81)	$(414)	$(2,583)	$(3,160)

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three and nine month periods ended September 30, 2016 and 2015

Revenue - The table below sets forth our consolidated revenue for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Revenue	$9,750	$9,272	5.2%	$24,634	$22,615	8.9%

Consolidated revenues for the three month period ended September 30, 2016, increased 5.2% from the prior year period, due primarily from increased revenue from new long-term clinical study contracts obtained during the current year.

Consolidated revenues for the nine month period ended September 30, 2016, were $24.6 million, an increase of $2.0 million, or 8.9%, from the prior year period, which is primarily due to the addition of portal, coaching and screening services with the Acquisition and from increased revenue from new long-term clinical study contracts obtained during the current year. The increase in revenue was partially offset by the normal variations in our screening volume.

Cost of Operations - The table below sets forth our consolidated cost of operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2016	% of Revenue	2015	% of Revenue	2016	% of Revenue	2015	% of Revenue
Cost of Operations	$7,282	74.7%	$7,143	77.0%	$18,941	76.9%	$18,060	79.9%

Cost of operations, as a percentage of revenue, for the three month period ended September 30, 2016, decreased 2.3% from prior year primarily due to new long-term clinical study contracts that have higher than average margins. Cost of operations, as a percentage of revenue, for the nine month period ended September 30, 2016, decreased 3.0% from prior year primarily due to the higher margin offerings acquired through AHS.

Selling, General and Administrative Expenses - The table below sets forth our consolidated SG&A expenses for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Selling, general and administrative expenses	$3,586	$3,740	(4.1)%	$11,138	$10,212	9.1%

SG&A expenses for the three month period ended September 30, 2016, decreased 4.1% compared to the prior year period due primarily to fewer transition costs than prior year related to the AHS acquisition partially offset by severance charges incurred due to the ongoing cost reduction initiatives discussed in Note 2 to the condensed consolidated financial statements. SG&A expenses for the nine month period ended September 30, 2016, increased 9.1% from the prior year period primarily due to the addition of AHS expenses, the stock compensation payments made to the Board of Directors, and the severance charges noted above, partially offset by fewer transition costs related to the AHS acquisition.

Transaction Costs

Transaction costs represent legal and professional fees incurred for non-recurring transactions. During the three and nine month periods ended September 30, 2016, we incurred $0.1 million and $0.4 million, respectively, of transaction costs primarily in connection with the termination of the 2013 Loan and Security Agreement. During the three and nine month periods ended September 30, 2015, we incurred $0.1 million and $0.7 million, respectively, of transaction costs in connection with the Acquisition.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the three month period ended September 30, 2016, was $1.2 million, compared to $1.7 million in the prior year period. Consolidated operating loss for the nine month periods ended September 30, 2016 and 2015, was $5.8 million and $6.4 million, respectively.

Interest Expense, Net

Interest expense, net, for the three month periods ended September 30, 2016 and 2015, was $0.9 million and $0.4 million, respectively. Interest Expense, net, for the nine month periods ended September 30, 2016 and 2015, was $2.7 million and $1.1 million, respectively. The increase is due to the financing obtained for the Acquisition, including interest on the Term Loan and accretion of the termination fees and debt discount as well as the write-off of debt issuance costs related to the termination of the 2013 Loan and Security Agreement. A detail of the components of interest expense is included in Note 9 to the condensed consolidated financial statements.

Other Income

Other income for the nine month period ended September 30, 2016, was $0.9 million which is due to the elimination of the SWK Warrant #2 (see Note 9 to the condensed consolidated financial statements). There was no activity in other income during three month period ended September 30, 2016 or the three and nine month periods ended September 30, 2015.

Loss from Discontinued Operations

The loss from discontinued operations, net, was immaterial and $0.3 million for the three and nine month periods ended September 30, 2016, which included expenses of $0.15 million for a contingent liability related to the Portamedic service line. The activity in discontinued operations during the three and nine month periods ended September 30, 2015, was not significant. Discontinued operations represent the net results of operations and adjustments during the periods presented for the Heritage Labs, Hooper Holmes Services, and Portamedic businesses.

Net Loss

Net loss for the three month period ended September 30, 2016, was $2.1 million, or $0.22 per share on both a basic and diluted basis, as compared to a net loss of $2.1 million, or $0.41 per share on both a basic and diluted basis for the three month period ended September 30, 2015. Net loss for the nine month period ended September 30, 2016, was $7.9 million, or $0.93 per share on both a basic and diluted basis, as compared to a net loss of $7.6 million, or $1.51 per share on both a basic and diluted basis for the nine month period ended September 30, 2015.

Liquidity and Capital Resources

We incurred a loss from continuing operations of $7.6 million during the nine month period ended September 30, 2016. Our net cash used in operating activities for the nine month period ended September 30, 2016, was $7.1 million. We have managed our liquidity through availability under a revolving credit facility, raising additional equity, and a series of cost reduction initiatives. As discussed in Note 2 to the condensed consolidated financial statements, the uncertainty regarding our ability to generate sufficient cash flows and liquidity to fund operations raises substantial doubt about our ability to continue as a going concern.

We expect to continue to monitor our liquidity carefully, work to reduce this uncertainty, and address our cash needs through a combination of one or more of the following actions:

•
On January 25, 2016, we received $3.4 million, net of issuance costs, in additional equity by issuing 2,601,789 shares of our common stock, $0.04 par value, through a rights offering to current shareholders which was used to fund working capital;

•
On March 28, 2016, we received $1.2 million, net of issuance costs, in additional equity by issuing 666,667 shares of our common stock, $0.04 par value, to 200 NNH, LLC, which was used to fund working capital;

•
On April 29, 2016, we entered into a new Credit and Security Agreement with SCM Specialty Finance Opportunities Fund, L.P. (as defined below) replacing the 2013 Loan and Security Agreement (as defined below). Refer to Note 9 to the condensed consolidated financial statements for additional discussion.

•
Beginning on September 15, 2016, we received $1.6 million, net of issuance costs, in additional equity by issuing 1,333,333 shares of our common stock, $0.04 par value, and warrants (the "Private Offering Warrants") to purchase up to an additional 1,333,333 shares of our common stock at an exercise price of $2.00 per share to various investors in a private offering (the "Private Offering"). Also, on October 14, 2016, we issued an additional 55,556 shares of our common stock, $0.04 par value, and Private Offering Warrants to purchase up to an additional 55,556 shares of our common stock at an exercise price of $2.00 per share with a value of $0.1 million in the Private Offering. The proceeds from the Private Offering were used to fund working capital. The Private Offering Warrants are exercisable, exclusively on a cashless basis, beginning six months after the date of issuance and ending on the fourth anniversary of the date of issuance. The warrants provide that we can call the warrants if the closing price of our Common Stock equals or exceeds $3.00 per share for ten consecutive trading days with a minimum trading volume of 100,000 shares per day, subject to certain additional conditions set forth in the warrants. The exercise price of the warrants is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like. The warrants grant the holder certain piggyback registration rights. The warrants were classified as equity, and as such, we allocated the proceeds from the stock issuances, net of issuance costs, to the warrants using the relative fair value method.

•	We will continue to aggressively seek new and return business from our existing customers and expand our presence in the health and wellness marketplace;

•	We will continue to analyze and implement further cost reduction initiatives and efficiency improvements (see Note 10 to the condensed consolidated financial statements).

Our primary sources of liquidity are cash and cash equivalents as well as availability under a Credit and Security Agreement (the "2016 Credit and Security Agreement") with SCM Specialty Finance Opportunities Fund, L.P. ("SCM"). At September 30, 2016, we had $0.8 million in cash and cash equivalents and had $4.8 million of outstanding borrowings under the 2016 Credit and Security Agreement, with unused borrowing capacity of $1.1 million. As of November 10, 2016, we had $5.3 million of outstanding borrowings with unused borrowing capacity of $1.7 million. Any borrowings on the unused borrowing capacity are at the discretion of SCM. As of September 30, 2016, we also owed approximately $4.0 million under an existing term loan (the "Term Loan"), which is governed by the terms of a credit agreement (the "Credit Agreement") with SWK Funding LLC ("SWK") and was used to fund the cash component of the Acquisition. Each of these agreements contain certain financial covenants, including various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements which we did not comply with as of September 30, 2016. Noncompliance with these covenants constitutes an event of default. Accordingly, SCM reserves the right to terminate access to the unused borrowing capacity under the 2016 Credit and Security Agreement, while both lenders reserve the right to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral. We are discussing with the lenders the terms of waivers of the covenant violations, but there can be no assurance that the lenders will grant such waivers. If we are unable to obtain waivers, the lenders could elect to accelerate the repayment of all amounts outstanding under the 2016 Credit and Security Agreement and the Credit Agreement and they could exercise their remedies with respect to our collateral, which would have a material adverse impact on our business operations and financial condition. Similar results could arise if we are unable to comply with financial covenants in the future and are unable to modify the covenants, obtain applicable waivers, or find new or additional lenders. For additional information regarding the 2016 Credit and Security Agreement, Credit Agreement, and the related covenants, see Note 9 to the condensed consolidated financial statements.

We have historically used availability under a revolving credit facility to fund operations. We experience a lag between the payment of certain operating expenses and the subsequent billing and collection of the associated revenue based on health and wellness customer payment terms. To illustrate, in order to conduct successful screenings, we must expend cash to deliver the equipment and supplies required for the screenings. We must also expend cash to pay the health professionals and site management conducting the screenings. All of these expenditures are incurred in advance of the customer invoicing process and ultimate cash receipts for services performed. Given the seasonal nature of our operations, which are largely dependent on second half volumes, management expects to continue using a revolving credit facility in 2016 and beyond.

We have contractual obligations related to operating leases and employment contracts which could adversely affect liquidity.  We are currently in default on three real estate leases for space that we no longer need. Two of the leases were assigned to us through the Acquisition, and the third, which is partially subleased, relates to the discontinued Hooper Holmes Services business. We are working with the landlords to terminate these leases on mutually acceptable terms.

Our ability to satisfy our liquidity needs and meet future covenants is dependent on growing revenues and improving profitability. These profitability improvements primarily include expansion of our presence in the health and wellness marketplace through new sales to direct customers, retaining existing customers, and capitalizing on the opportunities presented by our channel partners. We must increase screening, telephonic health coaching, and wellness portal volumes in order to cover our fixed cost structure and improve gross profits. These improvements may be outside of management’s control. If we are unable to increase volumes or control operating costs, liquidity may be adversely affected.

There can be no assurance that cash flows from operations, combined with any additional borrowings available to us, will be obtainable in an amount sufficient to enable us to repay our indebtedness, cure matters of default, or to fund other liquidity needs. If we continue to be unable to comply with our financial covenants and in the event that we were unable to obtain waivers, modify the covenants, or find new or additional lenders, the lenders would then be able to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, and SCM would be able to restrict access to our availability under the 2016 Credit and Security Agreement, which would have a material adverse impact on our business.

Cash Flows from Operating, Investing, and Financing Activities

We believe that as a result of our continued focus on cost reduction initiatives and efficiency improvements, cash flow from operations will improve. We have reduced our corporate fixed cost structure and plan to continue to evaluate professional fees and other expenses in 2016 and beyond. We have ongoing initiatives to increase the flexibility of our cost structure to improve our scalability with changes in screening volumes. We also believe that the Acquisition will allow us to better leverage our capabilities while maintaining a smaller corporate footprint.

Cash Flows used in Operating Activities

For the nine month period ended September 30, 2016, net cash used in operating activities was $7.1 million, compared to $6.9 million in the prior year period.

The net cash used in operating activities for the nine month period ended September 30, 2016, reflects a net loss of $7.9 million, which was offset by non-cash charges of $4.4 million in depreciation and amortization expense, other debt related costs included in interest expense, and termination fees paid on behalf of the Company; and $0.5 million in share-based compensation expense. Changes in working capital included an increase in accounts receivable of $2.0 million and an increase in accounts payable and accrued expenses of $0.3 million.

Our consolidated days sales outstanding ("DSO"), measured on a rolling 90-day basis, was 58.3 days at September 30, 2016, compared to 46.0 days at December 31, 2015, and 61.7 days at September 30, 2015, with the change from year end due to timing of large customer receipts. As mentioned above, we experience a timing difference between the operating expense and cash collection of the associated revenue based on customer payment terms. Historically, our accounts receivable balances and our DSO are near their highest point in September and their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out.

Cash Flows used in Investing Activities

We used $0.3 million and $0.8 million, respectively, for the nine month periods ended September 30, 2016 and 2015, for capital expenditures. We used $4.0 million for the nine month period ended September 30, 2015, to acquire AHS on April 17, 2015.

Cash Flows provided by Financing Activities

For the nine month period ended September 30, 2016, we received $6.2 million, net of issuance costs, in connection with the additional equity raised as noted above which was partially offset by the principal payments made of $1.0 million on the Term Loan and net borrowings under the credit facilities of $1.0 million. For the nine month period ended September 30, 2015, we received $5.0 million related to the proceeds from the Term Loan which was partially offset by $0.4 million incurred for debt issuance costs and net borrowings under the credit facility of $3.4 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Dividends

No dividends were paid during the nine month periods ended September 30, 2016 and 2015. We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2016 Credit and Security Agreement and our Credit Agreement, each as described in Note 9 to the unaudited condensed consolidated financial statements.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, the Company's disclosure controls and procedures were not effective as a result of a material weakness in the Company’s internal control over financial reporting related to the ineffective design and operation of internal controls related to the accounting for non-routine transactions.

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

Notwithstanding this material weakness in accounting for non-routine transactions, management has concluded that the consolidated financial statements included in the Quarterly Report on Form 10-Q present fairly, in all material respects, the consolidated financial position of the Company at September 30, 2016, and December 31, 2015, and the consolidated results of operations and cash flows for each of the three and nine month periods ended September 30, 2016 and 2015, in conformity with U.S. generally accepted accounting principles.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2016, which has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1	Legal Proceedings

The Company, in the normal course of business, is a party to various claims and other legal proceedings. In the opinion of management, the Company has legal defenses and/or insurance coverage (subject to deductibles) with respect to all of its pending legal actions. If management believes that a material loss not covered by insurance arising from these actions is probable and can reasonably be estimated, the Company may record the amount of the estimated loss or, if a loss cannot be estimated but the minimum liability may be estimated using a range and no point is more probable than another, the Company may record the minimum estimated liability. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Management believes that the ultimate outcome of all pending legal actions, individually and in the aggregate, will not have a material adverse effect on the Company's financial position that is inconsistent with its loss reserves or on its overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes can occur that exceed any amounts reserved for such losses. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

On May 24, 2012, a complaint was filed against the Company in the United States District Court for the District of New Jersey alleging, among other things, that the Company failed to pay overtime compensation to a purported class of certain independent contractor examiners who, the complaint alleged, should be treated as employees for purposes of federal law. The complaint sought an award of an unspecified amount of allegedly unpaid overtime wages to certain examiners. The Company filed an answer denying the substantive allegations therein. On August 1, 2014, the Magistrate Judge issued a Report and Recommendation to conditionally certify the class of all contract examiners from August 16, 2010, to the present. On August 29, 2014, the Company submitted its objections to the Report and Recommendation of the Magistrate Judge. The Magistrate suspended ruling concerning those objections while the parties pursued the possibility of a settlement. On April 29, 2016, the Company reached a preliminary understanding with the plaintiffs with respect to a settlement of the lawsuit involving a release of all claims by the plaintiffs and the Company's establishment of a settlement fund of $0.45 million. Accordingly, as of September 30, 2016, the Company had accrued $0.45 million related to this matter versus $0.3 million as of December 31, 2015.  The litigation accrual for all periods was included in the other current liabilities line item on the condensed consolidated balance sheet.  The additional expense of $0.15 million recorded during the nine month period ended September 30, 2016, is included in the discontinued operations line item on the condensed consolidated statements of operations.  On August 5, 2016, the Magistrate approved the parties’ definitive settlement agreement. The claim is not covered by insurance, and the Company incurred legal costs to defend the litigation which are recorded in discontinued operations. This matter relates to the former Portamedic service line for which the Company retained liability.

ITEM 1A	Risk Factors

Not required for smaller reporting companies.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Share Issuances

We did not issue any shares of our common stock during the three month period ended September 30, 2016, in transactions not registered under the Securities Act of 1933, except as previously reported in our Current Reports on Form 8-K.

Share Repurchases

We did not purchase any shares of our common stock during the three month period ended September 30, 2016.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Mine Safety Disclosure

None.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

Exhibit No.	Description of Exhibit

4.1	Form of Warrant issued to the Purchasers. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated September 21, 2016.)

10.1
Third Amendment and Limited Waiver and Forbearance dated August 15, 2016, to Credit Agreement dated April 17, 2015, by and between Hooper Holmes, Inc. and SWK Funding LLC. (Incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter year ended June 30, 2016.)

10.2
First Amendment and Limited Waiver and Forbearance dated August 15, 2016, to Credit and Security Agreement dated April 29, 2016, by and between SCM Specialty Finance Opportunities Fund, L.P. and Hooper Holmes, Inc. and subsidiaries. (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarter year ended June 30, 2016.)

10.3	Form of Securities Purchase Agreement between Hooper Holmes, Inc. and the Purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 21, 2016.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Label Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.
** Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hooper Holmes, Inc.

Dated: November 14, 2016

By: /s/ Henry E. Dubois
Henry E. Dubois
Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Steven R. Balthazor
Steven R. Balthazor
Chief Financial Officer (Principal Financial and Accounting Officer)