Form 10-K
period 2016-12-31
HOOPER HOLMES INC
filed 2017-03-09
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016

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
Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates of the Registrant (7,800,000), based on the closing price of these shares on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) on the NYSE MKT, was $9,400,000.

The number of shares outstanding of the Registrant’s common stock as of March 8, 2017, was 11,816,025.

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant’s proxy statement for the Registrant’s Annual Meeting of Shareholders to be held on June 21, 2017, to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2016.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, risks related to customer and supplier concerns about our financial health, our liquidity, uncertainty as to our working capital requirements over the next 12 to 24 months, our ability to maintain compliance with the financial covenants contained in our credit facility and term loan, declines in our business, our competition, our ability to retain and grow our customer base and its related impact on revenue, our ability to recognize operational efficiencies and reduce costs, our ability to realize the expected benefits from the acquisition of Accountable Health Solutions, as well as risks discussed in Item 1A Risk Factors, below.

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

Overview

Our Company was founded in 1899. We are a publicly-traded New York corporation whose shares of common stock are listed on the NYSE MKT (HH).  Our corporate headquarters are located in Olathe, Kansas. Over the last 40+ years, our business focus has been on providing health risk assessment services. With the acquisition of Accountable Health Solutions, Inc. ("AHS") ("the Acquisition") in 2015, we have expanded to also provide corporate wellness and health improvement services. This uniquely positions us to transform and capitalize on the large and growing health and wellness market as one of the only publicly-traded, end-to-end health and wellness companies.

We provide on-site screenings and flu shots, laboratory testing, risk assessment, and sample collection services to individuals as part of comprehensive health and wellness programs offered through organizations sponsoring such programs including corporate and government employers, health plans, hospital systems, health care management companies, wellness companies, brokers and consultants, disease management organizations, reward administrators, third party administrators, clinical research organizations and academic institutions. Through our comprehensive health and wellness services, we also provide telephonic health coaching, access to a wellness portal with individual and team challenges, data analytics, and reporting services. We contract with health professionals to deliver these services nationwide, all of whom are trained and certified to deliver quality service. We leverage our national network of health professionals to support the delivery of other similar products and services.
The majority of large employers that offer health benefits today also offer at least some wellness programs in an effort to promote employee health and productivity as well as to reduce health related costs.  Through screenings, plan sponsors help employees learn of existing and/or potential health risks. Through corporate wellness, they provide education and health improvement tools and personalized challenges. Program sponsors also gain the ability to systematically reward employees for good, healthy behaviors and for actual health enhancement metrics. Some common examples of these rewards include reductions in annual medical premiums, contributions to an employee’s Health Savings Account (HSA), and credits that are redeemable through an online merchandise mall. By combining both the screening and corporate wellness services under a single organization, we create a seamless, end-to-end experience for members and drives improved engagement and outcomes for our clients.
Today, we service approximately 200 direct clients representing nearly 3,000 employers and up to 1,000,000 participants. In 2016, we delivered nearly 500,000 screenings and are on track to continue year-over-year revenue growth through a combination of our direct, channel partner, and clinical research organization partners as well as through the addition of new customers.

We operate under one reporting segment. Our screening services are subject to some seasonality, with the third and fourth quarters typically being our strongest quarters due to increased demand for screenings from mid-August through November related to annual benefit renewal cycles. Our health and wellness service operations are more constant, though there are some variations due to the timing of the health coaching programs which are billed per participant and typically start shortly after the conclusion of onsite screening events. In addition to our screening and health and wellness services, we generate ancillary revenue through the assembly of medical kits for sale to third parties.

We believe that the overall market for our screening and health and wellness services is growing and we expect it will continue to grow with the increased nationwide focus on healthcare, cost-containment and well-being/productivity initiatives.

Rights Offering

On January 25, 2016, we received $3.4 million in cash, net of issuance costs, in additional equity by issuing 2,601,789 shares of our common stock, $0.04 par value, through a rights offering to current shareholders which was used to fund working capital.

Additional Equity Contributions

On March 28, 2016, we received $1.2 million in cash, net of issuance costs, in additional equity by issuing 666,667 shares of our common stock, $0.04 par value, to 200 NNH, LLC, (the "Investor") a new private investor, which was used to fund working capital. Pursuant to the Stock Purchase Agreement, there is a lock-up period of 18 months, during which time the Investor cannot sell the shares acquired.

Beginning on September 15, 2016, we received $1.7 million in cash, net of issuance costs, in additional equity by issuing 1,388,889 shares of its common stock, $0.04 par value, and warrants (the "Private Offering Warrants") to purchase up to an additional 1,388,889 shares of its common stock at an exercise price of $2.00 per share to various investors in a private offering (the "Private Offering"). The proceeds from the Private Offering were used to fund working capital.

Reverse Stock Split

On June 15, 2016, we completed a one-for-fifteen reverse stock split, in order to regain compliance with the NYSE MKT's minimum market price requirement. As a result, the share and per share information for all periods presented in this Annual Report on Form 10-K have been adjusted to reflect the impact of the reverse stock split. The reverse stock split did not affect the total number of authorized shares of common stock of 240,000,000 shares or the par value of our common stock at $0.04. Accordingly, an adjustment was made between additional paid-in-capital and common stock in the consolidated balance sheet to reflect the new values after the reverse stock split.

Merger Agreement

On March 7, 2017, we signed a merger agreement with Piper Merger Corp., Provant Health Solutions, LLC, and Wellness Holdings, LLC. See Note 15 to the consolidated financial statements for further discussion.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future). The uncertainty regarding our ability to generate sufficient cash flows and liquidity to fund operations raises substantial doubt about our ability to continue as a going concern within one year after issuance date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 2 to the consolidated financial statements and within the Liquidity and Capital Resources section in Item 7 for further discussion.

Description of Services

Our screening services are performed primarily at employee work locations, typically referred to as onsite screenings, for groups of all sizes, or for individual employees at remote work locations or residences. We provide many options for screening individuals at remote work locations or residences through our national network of health professionals as well as through our agreements with local retail clinics and lab testing centers. The information collected from our services is used by our customers to measure the populations they manage, identify risks in those populations, target intervention programs, promote positive lifestyle behaviors, and measure the results of their health and care management programs.

Our screening services include:

•	scheduling of individual and group screenings and organizing health and wellness events;

•	end-to-end screening event management;

•	provision and fulfillment of needed supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges) at screening events;

•	ScreeningProTM tablet technology that streamlines the screening experience for participants eliminating the need to fill out paper forms;

•
performing screenings (e.g., height, weight, body mass index, the taking of a person’s hip, waist and neck measurements, as well as his or her pulse and blood pressure) and blood draws via venipuncture or fingerstick;

•	administration of flu shots, cotinine and other specialized testing;

•	coordination of lab testing of blood specimens and other fluids;

•	onsite participant wellness coaching;

•	onsite health consultation services via Wellness Support NowSM program with ability to promote other wellness program initiatives during those meaningful face-to-face teachable moments;

•	data processing and transmission;

•	analytics to identify critical values of lab tests and notification services to individuals and customers to better manage risk;

•	the delivery of other onsite or in-home services, including health professional administration of EEG tests; and

•	support of data collection for academic and clinical research organizations.

Our comprehensive health and wellness services include:

•	screening services noted above;

•	access to a wellness portal;

•	wellness assessments;

•	incentive management services;

•	year-round education, activities, and individual and team challenges;

•	telephonic health coaching for lifestyle and health risk improvement;

•	data analytics and reporting services;

•	communication and engagement services; and

•	wellness program advisory services.

We provide patient results on an expedited basis through our web portal that enables participants to access test results within 48 hours of the screening.

In addition to our screening and health and wellness services, we generate ancillary revenue through the assembly of medical kits for sale to third parties.

Market Conditions and Strategic Initiatives

Our operating results for the past two years are discussed more fully in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

The health and care management industry continues to grow. For every dollar invested in health and wellness programs, employers are seeing a positive return due to the reduced health risks and the associated costs for their employees, improved employee productivity and morale, as well as being an attractive employee benefit to potential new employees.

The PwC 2016 Health and Well-being Touchstone survey indicates that wellness is the #1 area of investment and #1 strategy for employers with 76% of employers offering wellness programs, many of which have expanded into well-being programs. The most common wellness initiatives are health risk questionnaires (80%), followed by biometric screening (77%), physical activity programs/fitness discounts (73%), and tobacco cessation programs (73%). Physical activity/fitness programs and tobacco cessation are approaching similar levels of prevalence as health risk assessments and biometric screenings.

The latest 2015 survey on wellness programs from Fidelity Investments and the National Business Group on Health (NBGH) reveals that employers are continuing to expand their corporate health improvement and wellness programs to improve employee health and create a more positive workplace culture. Almost 80 percent of employers are offering wellness and health improvement programs, spending on average a record $693 per worker. According to the survey, the three most popular incentive-based health improvement programs for 2015 are biometric screenings (72% of employers plan to offer this program), health risk assessments (70%), and physical activity programs (54%). Companies are also rewarding employees for participation. In 2015, 81% of employees received at least some amount of incentives, which is up from 73% in 2014.

There is also a growing trend to expand wellness programs beyond physical activity to focus on other well-being factors that impact productivity such as emotional stress and financial challenges. According to the survey noted previously from NBGH, more employers are investing in “total wellbeing” programs that address areas such as financial and emotional health. The survey revealed employers are adding programs that help employees manage stress, improve their resiliency, and assist with their financial challenges, recognizing a ‘healthy’ employee may be affected by non-health factors, focusing beyond solely physical health. In 2016, we launched an enhanced wellness and health improvement platform that delivers more meaningful, holistic wellbeing solutions. The new Year Round Wellbeing Program delivers twelve months of impactful health-related educational content, personal activities and challenges, and more, focused on the core areas of wellbeing: nutrition, physical activity, reducing stress, and managing personal finances.

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

Sales and Marketing

We build our customer base through the typical sales management processes, with referrals being the largest source of new business closely followed by traditional requests for proposals. After we qualify new potential customers, we market our wellness solutions to “power and focus” their wellness programs while supporting their goal of integrating health and well-being into their organizational culture. This may take many forms, from a basic biometric screening to identifying potential health challenges for a participant to address on their own or with their family physician, to robust coaching and life changing activities that our screenings drive participants into.  Our onsite coaching and engagement services, post screening, answer many basic health questions and help thousands of participants “engage” in the appropriate programs offered by their employers to improve their health. Our telephonic coaching services allow participants to build their own personalized goals with achievable action steps and a plan to track progress toward those goals, with education and motivation along the way. Our wellness portal and communication/engagement services allow employers to promote their own wellness program and goals along with year-round health and wellness education, seminars, and challenges to support those goals and help build a greater focus on health and wellness company wide.

We believe our fully integrated, end-to-end health and wellness solution gives us several competitive advantages in the market. Additionally, in 2016, we have

•	increased participant access with the addition of CVS MinuteClinic® for biometric screenings;

•	began marketing additional value-add services as part of our onsite screenings including flu shots, cotinine and other specialized testing including A1C and other many more flexible options;

•
expanded our Wellness Support Now onsite health consulting services, extending the program to our Channel Partner clients allowing them to increase enrollment into their health coaching programs, cut operational participant outreach costs, and improve the member experience;

•
increased the value of our wellness services with the expansion of our wellness and health improvement platform (the Year Round Wellbeing Program), delivering twelve months of impactful health-related educational content, personal activities and challenges and more, focused on the core areas of wellbeing: nutrition, physical activity, reducing stress and managing money;

•
leveraged our national network of health professionals to support the delivery of other onsite or in-home services, including our new agreement with a predictive analytics company where our health professionals will deliver onsite or in-home Electroencephalogram (EEG) tests, which data will be sent to the company’s decision support tool to enable physicians to provide more personalized care to patients based on their brain waves;

•	secured a multi-year contract extension with one of our largest clinical research partners; and

•	expanded use of our proprietary ScreeningProTM tablet technology that streamlines the screening experience for participants and eliminates paperwork.
Given our additional capabilities and our diversified sales approaches - direct business, channel partners, and clinical research organizations (CROs) - we continue to identify additional areas to leverage our assets to further expand into targeted adjacent markets with substantial opportunity and a favorable competitive landscape.

Our strategic alliance with CRL gives us additional access to an expanded panel of laboratory testing and product offerings. We also enhanced participant reporting to give our customers more data. Our sales force and support staff were also realigned to provide more meaningful resources for new large employers, brokerages and wellness organizations, and clinical research customers.

We believe that we are well-positioned for continued growth in the health and care management market given our unique set of assets, our proprietary IT system, our expertise and offerings in the health and wellness market, and our national network of quality health professionals.  However, the success of our screening and health and wellness operations will also depend in part upon the success of our sponsors and their health and care management initiatives to encourage employers to adopt wellness programs based on screening results.

Information Technology

Information technology ("IT") systems are the foundation that enables all aspects of our business. We continue to enhance our IT systems as the need for services, products, and technology requirements advance. We firmly believe that technology can be a competitive differentiator for us. Our screening teams utilize a proprietary customer order, tracking, and scheduling system that is central to our operations. We continue to leverage ScreeningProTM, in conjunction with mobile device technology, as the preferred method of accurately collecting data at the point of care to accelerate data transmission and drive meaningful behavior change. Data integrity is driven by the Laboratory Information Management system that meticulously inspects and secures screening results for expedient delivery to customers. In addition, our health and wellness teams leverage a proprietary portal platform that can be easily customized to service the diverse needs of our client base. We are investing in improving our IT operating systems and expertise to enable innovation that meets or exceeds the needs of our customers.

During 2016, we continued the use of a state-of-the-art underground autonomous data center that employs three-factor biometric entrance security, 24x7 camera monitoring, and a highly resilient power grid solution that includes a centralized uninterrupted power supply with redundant generator backing. We also continued to utilize our highly available and secure private cloud operating environment leveraging converged infrastructure that has maintained a core uptime of 100% for three years running. In addition, next generation security technologies provide robust security measures that extend into all layers of our IT systems and products. As we look ahead to 2017, efforts will continue around innovation to drive efficiencies and advance our technological capabilities in the health and wellness market.

Major Customers

Net sales to our two largest customers in 2016 and 2015, American Healthways Services, Inc. ("Healthways") and IncentiSoft Solutions, LLC ("Incentisoft"), were just over 30% of consolidated revenue. No other customers accounted for more than 10% of consolidated revenue in any of these fiscal years. We have agreements with each of our customers, although these agreements do not provide for specific minimum levels of purchase.

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
Leaders within the wellness market win on technology, engagement, and outcomes. We believe the combination of the Hooper Holmes infrastructure, screening capabilities, and national network of experienced health professionals with AHS’s scalable technology and engagement platform, health coaches, and analytics tools positions us to become a leader in a growing health and wellness market.

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

Employees

As of December 31, 2016, we employed approximately 200 full time employees in our Company to perform activities other than direct health screenings. We also utilize part-time employees and independent third parties to fulfill our operations.

General Information

Hooper Holmes, Inc. is a New York corporation.  As of December 31, 2016, our principal executive offices were located at 560 North Rogers Road, Olathe, Kansas 66062. Our telephone number in Olathe, Kansas is (913) 764-1045.  Our website address is www.hooperholmes.com.  We have included our website address as an inactive textual reference only.  The information on our website is not incorporated by reference into this Report.

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

Our recurring losses from operations, negative operating cash flows and need to obtain cash flow from operations or adequate funding to fund our comprehensive recovery plan raise substantial doubt as to our ability to continue as a going concern within one year after issuance date of the consolidated financial statements.

In their report dated March 9, 2017, which is also included in this Form 10-K, our independent registered public accounting firm stated that our consolidated financial statements were prepared assuming we would continue as a going concern; however, our recurring losses from operations, negative cash flows from operations, and liquidity raise substantial doubt about our ability to continue as a going concern within one year after issuance date of the financial statements. Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future). These financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 2 to the consolidated financial statements and within the Liquidity and Capital Resources section in Item 7 for further discussion.

Reduction in cash flow from operations in 2017 may limit our ability to make the desired level of investment in our businesses and may result in a continuation of our liquidity issues.

We are taking steps to address and correct the primary causes of recurring losses from operations, negative cash flows from operations, and liquidity concerns primarily through the acquisition of AHS and raising additional equity. We used approximately $4.4 million of cash in operations in 2016.  If revenue growth does not continue as expected, our cost reduction measures are not successful, or we are unable to maintain our current receivable collection results, we may be unable to make needed investments in our operations or to comply with our debt covenants and have sufficient eligible receivables to maintain borrowing capacity under our Credit and Security Agreement, as amended on August 15, 2016, and November 15, 2016, (the "2016 Credit and Security Agreement") with SCM Specialty Finance Opportunities Fund, L.P. ("SCM"). In addition, see Note 15 to the consolidated financial statements for further discussion of the Merger Agreement signed on March 7, 2017.

Our liquidity may be adversely affected by the terms of our 2016 Credit and Security Agreement and the Credit Agreement.

 If we need to borrow in the future under our 2016 Credit and Security Agreement, the amount available for borrowing may be less than the $7 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  We have an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables up to $7 million under this facility.  At December 31, 2016, the Company had $3.6 million of outstanding borrowings under the 2016 Credit and Security Agreement, with unused borrowing capacity of $0.1 million. As of February 28, 2017, the Company had $3.1 million of outstanding borrowings with unused borrowing capacity of $0.2 million.

The 2016 Credit and Security Agreement, as amended, contains customary representations and warranties and various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA (earnings before interest expense, income taxes, depreciation, and amortization), and consolidated unencumbered liquid assets requirements. Noncompliance with these covenants constitutes an event of default. As of December 31, 2016, we met the required minimum covenants. Refer to Note 2 and Note 9 to the consolidated financial statements for further discussion. There can be no assurance that cash flows from operations, combined with any additional borrowings available to us, will be obtainable in an amount sufficient to enable us to repay our indebtedness, or to fund other liquidity needs.  See Note 15 to the consolidated financial statements for further discussion of the Merger Agreement signed on March 7, 2017.

We incurred additional indebtedness in connection with our acquisition of AHS, and such increased indebtedness could adversely affect our business, cash flows and results of operations and did result in additional dilution to our stockholders.

In order to fund the Acquisition, we entered into and consummated a Credit Agreement (the "Credit Agreement") with SWK Funding LLC ("SWK") on April 17, 2015. The Credit Agreement provides us with a $5.0 million term loan (the "Term Loan"). As a result, we have indebtedness that is substantially greater than our indebtedness prior to the Acquisition of AHS. This higher level of indebtedness may:

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

We cannot assure you that cash flows from operations, combined with any additional borrowings available to us, will be obtainable in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs. The Credit Agreement, as amended, contains customary representations and warranties and various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements. Noncompliance with these covenants constitutes an event of default. As of December 31, 2016, we met the required minimum covenants. Refer to Note 2 and Note 9 to the consolidated financial statements for further discussion. There can be no assurance that cash flows from operations, combined with any additional borrowings available to us, will be obtainable in an amount sufficient to enable us to repay our indebtedness, or to fund other liquidity needs.  See Note 15 to the consolidated financial statements for further discussion of the Merger Agreement signed on March 7, 2017.
Failure to complete the Merger may result in us paying a termination fee or reimbursing expenses to Provant and could harm our common stock price, future business and operations.

       If the merger is not completed, we are subject to the following risks:

•
if the Merger Agreement is terminated under certain circumstances, we would be required to pay Provant a termination fee equal to the greater of $500,000 or the third-party expenses incurred by Provant, up to a maximum of $750,000;

•	the price of our stock may decline and remain volatile; and

•	costs related to the merger, such as legal and accounting fees, must be paid even if the merger is not completed.

        In addition, if the Merger Agreement is terminated and the board of directors determines to seek another business combination, there can be no assurance that we would be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided to us in the Merger on a timely basis, or at all. See Note 15 to the consolidated financial statements for further discussion of the Merger Agreement signed on March 7, 2017.

Weakness in the economy in general, or the financial health or performance of the healthcare industry and healthcare sponsors in particular, could have a material adverse effect on our financial condition, results of operations or cash flows.

  We derive our revenues from customers in the healthcare industry, including healthcare sponsors.  If the condition of the U.S. economy weakens in certain areas, such as an increase in unemployment rates, demand for biometric screenings may decline in the future, resulting in less business for our Company.  If some of our healthcare customers fail or curtail operations in the healthcare industry, such failures or curtailments of operations would result in less business for our Company.  Either event would negatively affect our financial condition, results of operations and cash flows. Actions taken by Congress with respect to repeal or replacement of the Affordable Care Act could have a detrimental impact on the healthcare industry and our healthcare customers that could lead to or worsen the effects of the events described in this paragraph.

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

We believe a key to growth in our health and wellness operations is maintaining and managing a large, national network of highly trained medical personnel who can meet our customers' needs in markets nationwide. Although many of our health professionals also work for competitors, our goal is to offer them equal or greater opportunities so that they will be available to provide services to our customers. If we are unable to recruit and retain an appropriate base of health professionals, it may limit our ability to maintain and/or grow our screening operations.

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

Much of our business is derived through our relationships with our channel partners.  Our two largest channel partners, combined, account for just over 30% of our consolidated revenue. While we have agreements with each of our channel partners, the vast majority of the agreements do not provide for any specified minimum level of purchases of services from us. If one or more of our channel partners was to significantly reduce its purchases of biometric screening and other sample collection services from us, it could significantly reduce our revenue and adversely affect our results of operations and cash flows.  If this were to occur, we would face significant challenges in replacing the lost revenues.

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

Under the terms of the Limited Laboratory and Administrative Services Agreement ("LLASA") between the Company and CRL, which became effective August 31, 2014, CRL is the Company’s exclusive provider, with certain limited exceptions, of laboratory testing and reporting services in support of our screening services.  The LLASA has a term of 5 years and will automatically renew for an additional 5 year period unless sooner terminated.  Our dependence on CRL makes our operations vulnerable to CRL’s failure to perform adequately under our contract with them.  In addition, the services that CRL renders to us are services that we are required to provide under contracts with our clients, and we are responsible for such performance and could be held accountable by the client for any failure to perform.  The LLASA has service level requirements of CRL and we perform ongoing oversight activities to identify any performance or other issues related to our relationship with CRL. If CRL were to fail to provide the services that we require or expect, or fails to meet its contractual requirements, such as service levels or compliance with applicable laws, the failure could negatively impact our business by adversely affecting our ability to serve our customers and/or subject us to regulatory or litigation risk.  Such a failure could adversely affect our results of operations.

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
Our ability to use net operating loss carry forwards to offset future taxable income or future tax may be limited due to the changes in ownership (within the meaning of IRC Section 382) that have occurred in the past and will occur upon the consummation of the Merger.
In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or IRC, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, and certain other tax assets to offset future taxable income, and an ownership change is generally defined as a cumulative change of 50% or more in the ownership positions of certain shareholders during a rolling three year period. The ownership change occurring as a result of the Merger is likely to eliminate or restrict our ability to use our NOL carry forwards.

Our operations could be adversely affected by the effects of a natural disaster or an act of terrorism.

Our operations would be adversely affected in the event of a natural disaster, such as a tornado or hurricane, or an act of terrorism.  A natural disaster or act of terrorism could disrupt our ability to provide testing services, which could have a material adverse effect on our operations.

We identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address that weakness or if we have other material weaknesses or significant deficiencies in our internal controls over financial reporting.

We have identified certain deficiencies in our internal control over financial reporting related to the accounting for non-routine transactions that we deemed to be a material weakness. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We determined that the complexities of the accounting for these non-routine transactions adversely affected management’s review of the accounting for non-routine, complex technical accounting matters to ensure proper application of generally accepted accounting principles in a timely manner.

While the material weakness continues to exist, we have taken steps to address this weakness in internal control. We plan to enhance our controls related to non-routine transactions by supplementing with additional resources as necessary, enhancing the design and documentation of management review controls, and improving the documentation of internal control procedures. Despite these measures and planned improvements, our remediation efforts could be insufficient to address the material weakness in the future.

We must increase our shareholders’ equity by May 8, 2017, to avoid a delisting action by the NYSE MKT.

The NYSE MKT notified us on April 1, 2016, that we have fallen out of compliance with Section 1003(a)(iii) of the NYSE MKT Company Guide because we reported shareholders’ equity of less than $6.0 million in our Form 10-K for the year ended December 31, 2015, and we have had net losses in our five most recent fiscal years. As a result, we were required to submit a plan to regain compliance prior to May 8, 2017. The NYSE MKT accepted the plan. If we fail to fulfill it in the allotted time, our shares may be delisted from the Exchange.

ITEM 1B	Unresolved Staff Comments

Not applicable.

ITEM 2	Properties

We lease our corporate headquarters in Olathe, Kansas under an operating lease which expires in 2018. As of December 31, 2016, we were in default on two leased properties assigned to the Company through the Acquisition in Des Moines, IA and Indianapolis, IN under operating leases which also expire in 2018. We have determined that neither lease is necessary for our operations, so we are working with the Des Moines and Indianapolis landlords to terminate both leases on mutually acceptable terms.

We are obligated, and in default as of December 31, 2016, under a lease related to the discontinued Hooper Holmes Services operations center through 2018 and have ceased use of this facility. We have recorded a facility closure obligation $0.4 million as of December 31, 2016, in the consolidated balance sheet related to this lease, which is recorded in other current and long-term liabilities in the consolidated balance sheet. The Company has subleased out part of this space and is also working with this landlord to terminate the lease on mutually acceptable terms.

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

Common Stock Price Range

The following table shows, for the periods indicated, the high and low sales prices per share of our common stock based on published financial sources (dollars):

	2016		2015
Quarter	High	Low	High	Low
First	$2.70	$0.75	$9.45	$6.60
Second	$2.70	$1.05	$7.90	$2.85
Third	$2.42	$1.16	$4.20	$1.65
Fourth	$1.36	$0.73	$3.45	$0.90

On June 15, 2016, we completed a one-for-fifteen reverse stock split, in order to regain compliance with the NYSE MKT's minimum market price requirement.  As a result, the share and per share information for all periods presented in this Annual Report on Form 10-K have been adjusted to reflect the impact of the reverse stock split, including the high and low sales prices of our common stock shown prior to June 15, 2016, in the table above.

Holders

According to the records of our transfer agent, American Stock Transfer & Trust Company, Brooklyn, New York, as of February 28, 2017, there were 865 holders of record of our common stock.

Dividends

No dividends were paid in 2016 or 2015.

We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2016 Credit and Security Agreement and our Credit Agreement (Refer to Note 9 to the consolidated financial statements).

Recent Sales of Unregistered Securities

We did not issue any shares of our common stock during the year ended December 31, 2016, in transactions not registered under the Securities Act of 1933, except as previously reported in our Current Reports on Form 8-K.

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

We did not repurchase any shares of our common stock during the fourth quarter of our fiscal year ended December 31, 2016.

ITEM 6	Selected Financial Data

Not required for smaller reporting companies.

ITEM 7               Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations is designed to provide a reader of our consolidated financial statements included in Item 8 of this Report with a narrative from the perspective of management. The following discussion and analysis contains forward-looking statements.  Refer to Part 1 of this Report for information regarding our use of forward-looking statements in this Report.

Overview

We provide on-site screenings and flu shots, laboratory testing, risk assessment, and sample collection services to individuals as part of comprehensive health and wellness programs offered through organizations sponsoring such programs including corporate and government employers, health plans, hospital systems, health care management companies, wellness companies, brokers and consultants, disease management organizations, reward administrators, third party administrators, clinical research organizations and academic institutions. Through our comprehensive health and wellness services, we also provide telephonic health coaching, access to a wellness portal with individual and team challenges, data analytics, and reporting services. We contract with health professionals to deliver these services nationwide, all of whom are trained and certified to deliver quality service. We leverage our national network of health professionals to support the delivery of other similar products and services.
Today, we service approximately 200 direct clients representing nearly 3,000 employers and up to 1,000,000 participants. In 2016, we delivered nearly 500,000 screenings and are on track to continue year-over-year revenue growth through a combination of our direct, channel partner, and clinical research organization partners as well as through the addition of new customers.

We operate under one reporting segment. Our screening services are subject to some seasonality, with the third and fourth quarters typically being our strongest quarters due to increased demand for screenings from mid-August through November related to annual benefit renewal cycles. Our health and wellness service operations are more constant, though there are some variations due to the timing of the health coaching programs which are billed per participant and typically start shortly after the conclusion of onsite screening events. In addition to our screening and health and wellness services, we generate ancillary revenue through the assembly of medical kits for sale to third parties.

We believe that the overall market for our screening and health and wellness services is growing and we expect it will continue to grow with the increased nationwide focus on healthcare, cost-containment and well-being/productivity initiatives.

Rights Offering

On January 25, 2016, we received $3.4 million in cash, net of issuance costs, in additional equity by issuing 2,601,789 shares of our common stock, $0.04 par value, through a rights offering to current shareholders which was used to fund working capital.

Additional Equity Contributions

On March 28, 2016, we received $1.2 million in cash in additional equity by issuing 666,667 shares of our common stock, $0.04 par value, to 200 NNH, LLC, (the "Investor") a new private investor, which was used to fund working capital. Pursuant to the Stock Purchase Agreement, there is a lock-up period of 18 months, during which time the Investor cannot sell the shares acquired.

Beginning on September 15, 2016, we received $1.7 million in cash, net of issuance costs, in additional equity by issuing 1,388,889 shares of its common stock, $0.04 par value, and warrants (the "Private Offering Warrants") to purchase up to an additional 1,388,889 shares of its common stock at an exercise price of $2.00 per share to various investors in a private offering (the "Private Offering"). The proceeds from the Private Offering were used to fund working capital.

Reverse Stock Split

On June 15, 2016, we completed a one-for-fifteen reverse stock split, in order to regain compliance with the NYSE MKT's minimum market price requirement. As a result, the share and per share information for all periods presented in this Report have been adjusted to reflect the impact of the reverse stock split. The reverse stock split did not affect the total number of authorized shares of common stock of 240,000,000 shares or the par value of our common stock at $0.04. Accordingly, an adjustment was made between additional paid-in-capital and common stock in the consolidated balance sheet to reflect the new values after the reverse stock split.

Merger Agreement

On March 7, 2017, we signed a merger agreement with Piper Merger Corp., Provant Health Solutions, LLC, and Wellness Holdings, LLC. See Note 15 to the consolidated financial statements for further discussion.

Liquidity

The accompanying financial statements have been prepared assuming that we will continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future). The uncertainty regarding our ability to generate sufficient cash flows and liquidity to fund operations raises substantial doubt about our ability to continue as a going concern within one year after issuance date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 2 to the consolidated financial statements and within the Liquidity and Capital Resources below for further discussion.

Business Outlook for 2017

We believe there are significant growth opportunities for our screening and health and wellness services. During 2016, we expanded our capabilities further to include administration of flu shots, cotinine testing, and other specialized testing and are exploring other offerings for delivery through our health professional network. In late 2016, we also announced a new agreement with a predictive analytics company that has developed a decision support system to help physicians reduce trial and error treatment in mental health. Under this agreement, our health professionals will deliver onsite or in-home Electroencephalogram (EEG) tests, which data will be sent to the company’s decision support tool to enable physicians to provide more personalized care to patients based on their brain waves.

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

We gained several new customers in 2016, both through our direct sales efforts and through our channel partners, including a large multi-year clinical research study extension, and already have several new opportunities in 2017 in the contracting phase. As previously noted, we also signed a merger agreement on March 7, 2017, that is expected to improve our financial condition going forward. As one of only a few pure-play publicly-traded health and wellness companies that offer a fully-integrated end-to-end solution to our customers, we believe we are positioned to capitalize on market need in 2017 and beyond. There are, however, events as noted in Item 1A Risk Factors above that could negatively affect our financial condition, results of operations, and cash flows.

Key Financial and Other Metrics Monitored by Management

In our periodic reports filed with the SEC, we provide certain financial information and metrics about our business, and information that our management uses in evaluating our performance and financial condition.  Our objective in providing this information is to help our shareholders and investors generally understand our overall performance and assess the profitability of and prospects for our business.

We monitor the following key metrics related to our operations:

•	the number of screenings completed;

•	the number of enrollments in health coaching services;

•	the number of subscribers to the wellness portal services;

•	the quality scores of our health professionals;

•	the aggregate of travel expenditures incurred by our health professionals;

•	budget to actual performance; and

•	Adjusted EBITDA

Certain of the above-cited metrics are discussed in the comparative discussion and analysis of our results of operations that follows.

Adjusted EBITDA

The following table sets forth our reconciliation of Adjusted EBITDA for the years ended December 31, 2016 and 2015:

(in thousands)	2016	2015
Net loss	$(10,324)	$(10,874)
Plus:
Interest expense	1,017	623
Other debt related costs included in interest expense	2,553	1,173
Income tax expense	25	19
Depreciation and amortization	2,633	2,211
Share-based compensation expense	579	440
Severance costs	444	—
Stock payments in connection with debt amendments	50	—
Transaction costs	559	1,027
Transition costs	56	701
Write-off of SWK Warrant #2	(887)	—
Impairment of property, plant and equipment, net	88	—
Portamedic contingent liability	150	300
Close-out cost of 2013 Portamedic sale	—	168
Adjusted EBITDA	$(3,057)	$(4,212)

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, (ii) net income tax provision (benefit) and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain non-recurring items that we do not consider indicative of our ongoing operating performance, as consistent with the definition of Adjusted EBITDA in our debt agreements discussed in Note 9 to the consolidated financial statements. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations in 2016 and 2015

Revenue - The table below sets forth our consolidated revenue for the periods indicated:

	For the years ended December 31,		%
(dollars in thousands)	2016	2015	Change
Revenue	$34,271	$32,115	6.7%

Consolidated revenues for the year ended December 31, 2016, were $34.3 million, an increase of 6.7% from 2015, which is primarily due to the addition of $1.5 million in additional portal, coaching, and screening revenue from the Acquisition and from increased revenue from new long-term clinical study contracts obtained during the current year. The increase in revenue was partially offset by the variations in our screening volume.

Cost of Operations - The table below sets forth our consolidated cost of operations for the periods indicated:

	For the Years Ended December 31,
(dollars in thousands)	2016	% of Revenue	2015	% of Revenue
Cost of Operations	$26,416	77.1%	$25,590	79.7%

Cost of operations, as a percentage of revenue for the year ended December 31, 2016, decreased 2.6% compared to the year ended December 31, 2015, primarily due to the higher margin offerings acquired through AHS.

Selling, General and Administrative Expenses (SG&A) - The table below sets forth our consolidated SG&A expenses for the periods indicated:

	For the years ended December 31,		%
(dollars in thousands)	2016	2015	Change
Selling, general and administrative expenses	$14,532	$14,037	3.5%

SG&A expenses for the year ended December 31, 2016, increased 3.5% compared to the year ended December 31, 2015, primarily due to the addition of AHS expenses for the full year, the stock compensation payments made to the Board of Directors, and severance charges, partially offset by fewer transition costs related to the AHS acquisition.

Transaction Costs

Transaction costs represent legal and professional fees incurred for non-recurring transactions. For the year ended December 31, 2016, we incurred $0.6 million of transaction costs primarily in connection with the termination of the 2013 Loan and Security Agreement and other transactional legal fees. For the year ended December 31, 2015, we incurred $1.0 million of transaction costs in connection with the Acquisition and the rights offering.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the year ended December 31, 2016, was $7.2 million, compared to a loss of $8.5 million in 2015.

Interest Expense, Net

Interest expense, net, for the year ended December 31, 2016, was $3.6 million, compared to $1.8 million for the year ended December 31, 2015. The increase is due to the financing obtained for the Acquisition, including interest on the Term Loan and accretion of the termination fees and debt discount as well as the write-off of debt issuance costs related to the termination of the 2013 Loan and Security Agreement. A detail of the components of interest expense is included in Note 9 to the consolidated financial statements.

Other Income

Other income for the year ended December 31, 2016, was $0.9 million, which is due to the elimination of the SWK Warrant #2 (see Note 9 to the consolidated financial statements). There was no activity in other income during the year ended December 31, 2015.

Loss from Discontinued Operations

The loss from discontinued operations was $0.4 million and $0.5 million, respectively, for the years ended December 31, 2016 and 2015, primarily due to a contingent liability related to the Portamedic service line. Discontinued operations represent the net results of operations and adjustments during the periods presented for the Heritage Labs, Hooper Holmes Services, and Portamedic businesses.

Net Loss

Net loss for the year ended December 31, 2016, was $10.3 million, or $1.15 per share on both a basic and diluted basis, compared to a net loss of $10.9 million, or $2.14 per share on both a basic and diluted basis, reported for the year ended December 31, 2015.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents as well as availability under a Credit and Security Agreement (the "2016 Credit and Security Agreement") with SCM Specialty Finance Opportunities Fund, L.P. ("SCM"). We have historically used availability under a revolving credit facility to fund operations due to a lag between the payment of certain operating expenses and the subsequent billing and collection of the associated revenue based on customer payment terms. To illustrate, in order to conduct successful screenings, we must expend cash to deliver the equipment and supplies required for the screenings. We must also expend cash to pay the health professionals and site management conducting the screenings. All of these expenditures are incurred in advance of the customer invoicing process and ultimate cash receipts for services performed. Given the seasonal nature of our operations, which are largely dependent on second half volumes, management expects to continue using a revolving credit facility in 2017 and beyond.

Going Concern

As of December 31, 2016, we adopted ASC 205-40, Presentation of Financial Statements - Going Concern. This guidance amended the existing requirements for disclosing information about an entity’s ability to continue as a going concern and explicitly requires management to assess an entity’s ability to continue as a going concern and to provide related disclosure in certain circumstances. This guidance was effective for annual reporting periods ending after December 15, 2016, and for annual and interim reporting periods thereafter. The following information reflects the results of management’s assessment of our ability to continue as a going concern.

Principal conditions or events that require management's consideration

Following are conditions and events which require management's consideration:

•
We had a working capital deficit of $9.3 million with $1.9 million of cash and cash equivalents at December 31, 2016. We had $5.7 million of payables at December 31, 2016, that were past due date terms. We are working with our vendors to facilitate revised payment terms; however, we have had certain vendors who have threatened to terminate services due to aged outstanding payables and in order to accelerate invoice payments.  If services were terminated and we weren’t able to find alternative sources of supply, this could have a material adverse impact on our business.

•
Our net cash used in operating activities during the year ended December 31, 2016 was $4.4 million, and without giving consideration to the Merger mentioned below, current projections indicate that we will have continued negative cash flows for the foreseeable future.

•
We incurred a loss from continuing operations of $9.9 million for the year ended December 31, 2016, and without giving consideration to the Merger mentioned below, current projections indicate that we will have continued recurring losses for the foreseeable future.

•
We had $3.6 million of outstanding borrowings under the 2016 Credit and Security Agreement with SCM, with unused borrowing capacity of $0.1 million at December 31, 2016. As of February 28, 2017, we had $3.1 million of outstanding borrowings with unused borrowing capacity of $0.2 million. Any borrowings on the unused borrowing capacity are at the discretion of SCM.

•
We owed approximately $3.7 million at December 31, 2016 under an existing term loan (the "Term Loan"), which is governed by the terms of a credit agreement (the "Credit Agreement") with SWK Funding LLC ("SWK") and was used to fund the cash component of the Acquisition.

•
Each of these debt agreements described above contain certain financial covenants, including various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements. While we were able to comply with the debt covenants as of December 31, 2016, we were unable to meet our debt covenants for both the six month period ended June 30, 2016, and the nine month period ended September 30, 2016, and current projections indicate that we will not be able to meet the current March 31, 2017, debt covenants outlined in Note 9 to the consolidated financial statements. However, in conjunction with the Merger Agreement (defined below), the covenants going forward will be revised and we do anticipate meeting the revised covenants. Noncompliance with these covenants constitutes an event of default. If we are unable to comply with financial covenants in the future and in the event that we were unable to modify the covenants, find new or additional lenders, or raise additional equity, SCM reserves the right to terminate access to the unused borrowing capacity under the 2016 Credit and Security Agreement, while both lenders reserve the right to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on our business. Additionally, the negative covenants set forth in these debt agreements with SCM and SWK prohibit us from incurring additional debt of any kind. For additional information regarding the 2016 Credit and Security Agreement, the Credit Agreement, and the related covenants, refer to Note 9 to the consolidated financial statements.

•
We have contractual obligations related to operating leases and employment contracts which could adversely affect liquidity. As of December 31, 2016, we were in default on three real estate leases for spaces that we no longer need. Two of the leases were assigned to us through the Acquisition, and the third, which is partially subleased, relates to the discontinued Hooper Holmes Services business. We are working with the landlords to terminate these leases on mutually acceptable terms.

Management's plans

We expect to continue to monitor our liquidity carefully, work to reduce this uncertainty, and address our cash needs through a combination of one or more of the following actions:

•
On March 7, 2017, we signed a merger agreement with Piper Merger Corp., Provant Health Solutions, LLC, and Wellness Holdings, LLC. See Note 15 to the consolidated financial statements for further discussion.

•
We will continue to seek additional equity investments. During the year ended December 31, 2016, we were able to raise $6.3 million of additional equity through the issuance of common stock and warrants, net of issuance costs.

•	We will continue to aggressively seek new and return business from our existing customers and expand our presence in the health and wellness marketplace.

•	We will continue to analyze and implement further cost reduction initiatives and efficiency improvements (see Note 10 to the consolidated financial statements).

Management's assessment and conclusion

We have determined, based on our recent history and our liquidity issues, that it is not probable that our plans will sufficiently alleviate or mitigate, to a sufficient level the relevant conditions or events noted above. Accordingly, management of the Company has concluded that there is substantial doubt about our ability to continue as a going concern within one year after issuance date of the financial statements.

The consolidated financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows from Operating, Investing and Financing Activities

We believe that as a result of our continued focus on cost reduction initiatives, efficiency improvements, and the Merger noted above, cash flow from operations will improve. We have reduced our corporate fixed cost structure in 2016 and plan to continue to evaluate professional fees and other expenses in the future. We have ongoing initiatives to increase the flexibility of our cost structure to improve our scalability with changes in screening volumes.

Cash Flows used in Operating Activities

For the year ended December 31, 2016, net cash used in operating activities was $4.4 million. Our net cash used in operating activities for the year ended December 31, 2015 was $6.3 million.

The net cash used in operating activities for the year ended December 31, 2016, reflects a net loss of $10.3 million, which was offset by non-cash charges of $5.5 million in depreciation and amortization expense, other debt related costs included in interest expense, and termination fees paid on behalf of the Company; and $0.6 million in share-based compensation expense. Changes in working capital included a decrease in accounts receivable of $1.3 million and an increase in accounts payable, accrued expenses, and other liabilities of $0.2 million.

The net cash used in operating activities for the year ended December 31, 2015, reflects a net loss of $10.9 million, which was offset by non-cash charges of $3.4 million in depreciation and amortization expense and other debt related costs included in interest expense; and $0.4 million in share-based compensation expense. Changes in working capital included an increase in accounts receivable of $1.5 million and an increase in accounts payables, accrued expenses, and other liabilities of $2.5 million.

Our consolidated days sales outstanding ("DSO"), measured on a rolling 90-day basis, was 37.4 days at December 31, 2016, compared to 46.0 days at December 31, 2015. The decrease in DSO in 2016 was primarily due to timing of large customer receipts in December 2016 and our aggressive pursuit of outstanding accounts receivable balances in December 2016. Historically, our accounts receivable balances and our DSO are near their highest point in September and their lowest point in December.

Cash Flows used in Investing Activities

For the year ended December 31, 2016, net cash used in investing activities was $0.4 million. Our net cash used in investing activities for the year ended December 31, 2015 was $4.8 million.

We used $0.4 million and $0.8 million, respectively, for the years ended December 31, 2016 and December 31, 2015, for capital expenditures. We used $4.0 million for the year ended December 31, 2015, to acquire AHS on April 17, 2015.

Cash Flows provided by Financing Activities

For the year ended December 31, 2016, net cash provided by financing activities was $4.6 million. Our net cash provided by financing activities for the year ended December 31, 2015 was $7.9 million.

For the year ended December 31, 2016, we received $6.3 million, net of issuance costs, in connection with the additional equity raised as noted above which was partially offset by the principal payments made of $1.3 million on the Term Loan and net borrowings under the credit facilities of $0.2 million.

For the year ended December 31, 2015, we received $5.0 million related to the proceeds from the Term Loan which was partially offset by $0.4 million incurred for debt issuance costs and net borrowings under the credit facility of $3.3 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchases

We did not purchase any shares of our common stock during 2016 and 2015.

Dividends

No dividends were paid in 2016 and 2015. We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2016 Credit and Security Agreement and our Credit Agreement, each as described in Note 9 to the consolidated financial statements.

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

Revenue Recognition

Revenue is recognized for screening services when the screening is completed and the results are delivered to our customers. Revenue for wellness portal services are recognized on a per eligible member, per month basis, while revenue from wellness coaching services are recognized as services are performed. Revenue for kit assembly is recorded upon completion of the kit. In all cases, there must be evidence of an agreement with the customer, the sales price must be fixed or determinable, delivery of services must have occurred, and the ability to collect must be reasonably assured.

For contracts with multiple elements, we allocate consideration to the identified units of accounting based on the relative selling price hierarchy set forth in the relevant accounting guidance. We determine the selling price for each deliverable using vendor-specific objective evidence ("VSOE") of selling price or third-party evidence ("TPE") of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, we use its best estimate of selling price ("BESP") for that deliverable. We estimate BESP for a deliverable by considering company-specific factors such as pricing strategies and direct product and other costs.

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

Share-Based Compensation

Authoritative accounting literature addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  This literature establishes accounting principles which require companies to recognize compensation cost in an amount equal to the fair value of the share-based payments, such as stock options or non-vested stock granted to employees. Compensation cost for stock options and non-vested stock is recognized over the vesting period based on the estimated fair value on the date of the grant.  The accounting principles also require that we estimate a forfeiture rate for all share based awards.  We monitor share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model.  The estimated fair values of options are based on assumptions, including estimated lives, volatility, dividend yield, and risk-free interest rates.  These estimates also consider the probability that the options will be exercised prior to the end of their contractual lives and the probability of termination or retirement of the holder, which are based on reasonable estimates and historical trends but are subject to change based on a variety of external factors. See Note 4 to the consolidated financial statements for further discussion.

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

Goodwill and Other Intangible Assets

Goodwill is accounted for under the provisions of ASC 350, Intangibles - Goodwill and Other.  All goodwill is assigned to one reporting unit, where it is subject to an annual impairment assessment, or more frequently if circumstances indicate that impairment is likely.  Any one event or a combination of events such as change in the business climate, a negative change in relationships with significant customers and changes to strategic decisions, including decisions to expand made in response to economic or competitive conditions could require an interim assessment prior to the next required annual assessment. See Note 7 to the consolidated financial statements for further discussion.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Some of the key assumptions utilized in determining future projected cash flows include estimated growth rates, expected future sales, and estimated costs. We cannot predict the occurrence of certain future events that might adversely affect the reported value of long-lived assets, which include, but are not limited to, a change in the business climate, government incentives, a negative change in relationships with significant customers, and changes to strategic decisions made in response to economic and competitive conditions. Changes in these facts, circumstances and management’s estimates and judgment could result in an impairment of long-lived assets resulting in a material charge to earnings. See Note 7 to the consolidated financial statements for further discussion.

Going Concern

As of December 31, 2016, we adopted ASC 205-40. This guidance amended the existing requirements for disclosing information about an entity’s ability to continue as a going concern and explicitly requires management to assess an entity’s ability to continue as a going concern and to provide related disclosure in certain circumstances. See Note 2 to the consolidated financial statements for the results of management’s assessment of our ability to continue as a going concern.

ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 8	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hooper Holmes, Inc.:

We have audited the accompanying consolidated balance sheet of Hooper Holmes, Inc. and subsidiaries (the "Company") as of December 31, 2016, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the year ended December 31, 2016.  In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule, Schedule II - Valuation and Qualifying Accounts for the year ended December 31, 2016. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hooper Holmes, Inc. and subsidiaries as of December 31, 2016 and the results of their operations and their cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements and the financial statement schedule taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, as of December 31, 2016, the Company adopted provisions of ASC 205-40, Presentation of Financial Statements - Going Concern, which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosure in certain circumstances. The Company has suffered recurring losses from operations, negative cash flows from operations and other related liquidity concerns, which raises substantial doubt about the Company’s ability to continue as a going concern. These matters and management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

//s/ Mayer Hoffman McCann P.C.

Kansas City, Missouri
March 9, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hooper Holmes, Inc.:

We have audited the accompanying consolidated balance sheet of Hooper Holmes, Inc. and subsidiaries (the "Company") as of December 31, 2015, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the year ended December 31, 2015.  In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule, Schedule II - Valuation and Qualifying Accounts for the year ended December 31, 2015.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hooper Holmes, Inc. and subsidiaries as of December 31, 2015 and the results of their operations and their cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements and the financial statement schedule taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations and other related liquidity concerns, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

//s/ KPMG LLP

Kansas City, Missouri
March 30, 2016

Hooper Holmes, Inc.
Consolidated Balance Sheets
 (In thousands, except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$1,866	$2,035
Accounts receivable, net of allowance for doubtful accounts of $43 and $112 at December 31, 2016 and 2015, respectively	4,155	5,565
Inventories	1,112	567
Other current assets	345	331
Total current assets	7,478	8,498
Property, plant and equipment, net	1,760	2,771
Intangible assets	4,031	5,331
Goodwill	633	633
Other assets	352	450
Total assets	$14,254	$17,683

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$6,612	$5,339
Accrued expenses	1,747	2,313
Short-term debt	5,821	5,330
Other current liabilities	2,621	2,873
Total current liabilities	16,801	15,855
Other long-term liabilities	317	1,611
Commitments and contingencies (Note 10)
Stockholders’ (deficit) equity:
Common stock, par value $.04 per share; Authorized 240,000,000 shares; Issued: 10,103,525 shares and 5,201,733 shares at December 31, 2016 and 2015, respectively. Outstanding: 10,103,525 shares and 5,201,107 shares at December 31, 2016 and 2015, respectively	404	3,121
Additional paid-in capital	166,084	156,195
Accumulated deficit	(169,352)	(159,028)
	(2,864)	288
Less: Treasury stock, at cost; 0 and 626 shares at December 31, 2016 and 2015, respectively	—	(71)
Total stockholders' (deficit) equity	(2,864)	217
Total liabilities and stockholders' (deficit) equity	$14,254	$17,683
See accompanying notes to consolidated financial statements.

      Hooper Holmes Inc.
Consolidated Statements of Operations
 (In thousands, except share and per share data)

	Years ended December 31,
	2016	2015
Revenues	$34,271	$32,115
Cost of operations	26,416	25,590
Gross profit	7,855	6,525
Selling, general and administrative expenses	14,532	14,037
Transaction costs	559	1,027
Operating loss from continuing operations	(7,236)	(8,539)
Interest expense, net	3,570	1,796
Other income	(887)	—
Loss from continuing operations before income tax expense	(9,919)	(10,335)
Income tax expense	25	19
Loss from continuing operations	(9,944)	(10,354)
Loss from discontinued operations	(380)	(520)

Net loss	$(10,324)	$(10,874)

Basic and diluted loss per share:
Continuing operations
Basic	$(1.11)	$(2.04)
Diluted	$(1.11)	$(2.04)
Discontinued operations
Basic	$(0.04)	$(0.10)
Diluted	$(0.04)	$(0.10)
Net loss
Basic	$(1.15)	$(2.14)
Diluted	$(1.15)	$(2.14)
Weighted average number of shares:
Basic	8,981,563	5,069,877
Diluted	8,981,563	5,069,877
See accompanying notes to consolidated financial statements.

 Hooper Holmes, Inc.
Consolidated Statements of Stockholders’ (Deficit) Equity
 (In thousands, except share data)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Total Stockholders' (Deficit) Equity
Balance, December 31, 2014	4,725,067	$2,835	$150,747	$(148,154)	626	$(71)	$5,357
Net loss	—	—	—	(10,874)	—	—	(10,874)
Exercise of share-based awards	3,333	2	21	—	—	—	23
Share-based compensation	40,000	24	416	—	—	—	440
Issuance of common stock	433,333	260	2,740	—	—	—	3,000
Issuance of SWK Warrant #1	—	—	2,656	—	—	—	2,656
Amortization of debt issuance costs related to warrants	—	—	(385)	—	—	—	(385)
Balance, December 31, 2015	5,201,733	3,121	156,195	(159,028)	626	(71)	217
Net loss	—	—	—	(10,324)	—	—	(10,324)
Issuance of common stock and warrants, net of issuance costs	4,657,345	2,016	4,234	—	—	—	6,250
Issuance of common stock in connection with amendments to Credit Agreement	77,922	47	103	—	—	—	150
Share-based compensation	166,665	100	479	—	—	—	579
Reverse stock split re-allocation	—	(4,880)	4,880	—	—	—	—
Other adjustments due to reverse stock split	486	—	—	—	—	—	—
Retirement of treasury stock	(626)	—	(71)	—	(626)	71	—
Repricing of SWK Warrant #1	—	—	264	—	—	—	264
Balance, December 31, 2016	10,103,525	$404	$166,084	$(169,352)	—	$—	$(2,864)
See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc.
Consolidated Statements of Cash Flows
 (In thousands)

	Years ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(10,324)	$(10,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,633	2,211
Other debt related costs included in interest expense	2,553	1,165
Termination fees included in payoff of 2013 Loan and Security Agreement	277	—
Provision for bad debt expense	75	61
Share-based compensation expense	579	440
Issuance of common stock in connection with First Amendment to Credit Agreement	50	—
Write-off of SWK Warrant #2	(887)	—
Impairment of property, plant and equipment, net	88	—
Change in assets and liabilities:
Accounts receivable	1,335	(1,530)
Inventories	(545)	215
Other assets	(34)	(459)
Accounts payable, accrued expenses and other liabilities	(244)	2,474
Net cash used in operating activities	(4,444)	(6,297)
Cash flows from investing activities:
Capital expenditures	(364)	(793)
Acquisition of Accountable Health Solutions	—	(4,000)
Net cash used in investing activities	(364)	(4,793)
Cash flows from financing activities:
Borrowings under credit facility	35,332	19,190
Payments under credit facility	(35,533)	(15,912)
Principal payments on Term Loan	(1,324)	—
Proceeds from issuance of Term Loan	—	5,000
Issuance of common stock and warrants, net of issuance costs	6,250	—
Proceeds related to the exercise of stock options	—	23
Debt issuance costs	(86)	(377)
Net cash provided by financing activities	4,639	7,924
Net decrease in cash and cash equivalents	(169)	(3,166)
Cash and cash equivalents at beginning of year	2,035	5,201
Cash and cash equivalents at end of year	$1,866	$2,035

Supplemental disclosure of non-cash investing activities:
Fixed assets and prepaid expenses vouchered but not paid	$217	$97
Supplemental disclosure of non-cash financing activities:
Issuance of common stock in connection with the Acquisition	$—	$3,000
Issuance of common stock in connection with Second Amendment to Credit Agreement	$100	$—
Debt issuance costs vouchered but not paid	$—	$500
Payoff of 2013 Loan and Security Agreement by SCM	$(2,552)	$—
Opening outstanding borrowings under 2016 Credit and Security Agreement	$3,028	$—
Non-cash debt issuance costs	$550	$—
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$987	$516
Income taxes	$32	$41
See accompanying notes to consolidated financial statements

HOOPER HOLMES, INC.
Notes to Consolidated Financial Statements
 (amounts in thousands, except share and per share data, unless otherwise noted)

Note 1 — Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of the Business

Hooper Holmes, Inc. and its subsidiaries (“Hooper Holmes” or the "Company”) provide on-site screenings and flu shots, laboratory testing, risk assessment, and sample collection services to individuals as part of comprehensive health and wellness programs offered through organizations sponsoring such programs including corporate and government employers, health plans, hospital systems, health care management companies, wellness companies, brokers and consultants, disease management organizations, reward administrators, third party administrators, clinical research organizations and academic institutions. Through its comprehensive health and wellness services, the Company also provides telephonic health coaching, access to a wellness portal with individual and team challenges, data analytics, and reporting services. The Company contracts with health professionals to deliver these services nationwide, all of whom are trained and certified to deliver quality service.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Hooper Holmes, Inc. and its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events.  These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses.  Such estimates include the valuation of receivable balances, property, plant and equipment, valuation of goodwill and other intangible assets, deferred tax assets, share based compensation expense and the assessment of contingencies, among others.  These estimates and assumptions are based on the Company’s best estimates and judgment.  The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which the Company believes to be reasonable under the circumstances.  The Company adjusts such estimates and assumptions when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in those estimates will be reflected in the consolidated financial statements in future periods.

The Company operates under one reporting segment. The Company's screening services are subject to some seasonality, with the second quarter revenues typically dropping below other quarters. Third and fourth quarter revenues are typically the Company’s strongest quarters due to increased demand for screenings from mid-August through November related to annual benefit renewal cycles. The Company's health and wellness service operations are more constant, though there are some variations due to the timing of the health coaching programs, which are billed per participant and typically start shortly after the conclusion of onsite screening events. In addition to its screening and health and wellness services, the Company generates ancillary revenue through the assembly of medical kits for sale to third parties.

Prior to 2015, the Company completed the sale of certain assets comprising its Portamedic, Heritage Labs, and Hooper Holmes Services businesses. The operating results of these businesses have been segregated and reported as discontinued operations for all periods presented in this Form 10-K.

On June 15, 2016, the Company completed a one-for-fifteen reverse stock split, in order to regain compliance with the NYSE MKT's minimum market price requirement. As a result, the share and per share information for all periods presented in these consolidated financial statements have been adjusted to reflect the impact of the reverse stock split. The reverse stock split did not affect the total number of authorized shares of common stock of 240,000,000 shares or the par value of the Company’s common stock at $0.04. Accordingly, an adjustment was made between additional paid-in-capital and common stock in the consolidated balance sheet to reflect the new values after the reverse stock split.

Summary of Significant Accounting Policies

(a)	Going Concern

As of December 31, 2016, the Company adopted ASC 205-40, Presentation of Financial Statements - Going Concern. This guidance amended the existing requirements for disclosing information about an entity’s ability to continue as a going concern and explicitly requires management to assess an entity’s ability to continue as a going concern and to provide related disclosure in certain circumstances. See Note 2 to the consolidated financial statements for the results of management’s assessment of its ability to continue as a going concern.

(b)	Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities at the date of purchase of less than 90 days to be cash equivalents.

(c)	Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. Customer contracts state that we can charge interest but historically the Company has not. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowances for uncollectible accounts are estimated based on the Company's periodic review of historical losses and the current receivables aging. Account balances are charged off to the allowance after all means of collections have been exhausted and potential for recovery is considered remote.  Customer billing adjustments are recorded against revenue whereas adjustments for bad debts are recorded within selling, general and administrative expenses.  The Company does not have any off-balance sheet credit exposure related to its customers.

(d)	Inventories

Inventories, which consist of finished goods and component inventory, are stated at the lower of average cost or market. Included in inventories at December 31, 2016 and 2015 are $0.7 million and $0.4 million, respectively, of finished goods and $0.4 million and $0.3 million, respectively, of components.

(e)	Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvement or the remaining lease term.  The cost of maintenance and repairs is charged to expense as incurred.

Internal use software and website development costs are capitalized and included in property, plant and equipment in the consolidated balance sheet. These assets are depreciated over the estimated useful life of the asset using the straight-line method. Subsequent modifications or upgrades to internal use software are capitalized only to the extent that additional functionality is provided. See Note 6 to the consolidated financial statements for further discussion.

(f)	Long-Lived Assets Including Other Intangible Assets

Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Some of the key assumptions utilized in determining future projected cash flows include estimated growth rates, expected future sales, and estimated costs. See Notes 6 and 7 to the consolidated financial statements for further discussion.

(g)	Goodwill

Goodwill is accounted for under the provisions of ASC 350, Intangibles – Goodwill and Other. As the Company manages and operates its business as a single operating segment and, therefore, with a single reportable segment, all goodwill is assigned to the Company’s lone reporting unit. Goodwill is subject to at least an annual impairment assessment or more frequently if circumstances indicate that impairment is likely. Any one event or a combination of events such as change in the business climate, a negative change in relationships with significant customers and changes to strategic decisions, including decisions to expand made in response to economic or competitive conditions could require an interim assessment prior to the next required annual assessment. See Note 7 to the consolidated financial statements for further discussion.

(h)	Deferred Rent

The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the term of the lease. As of December 31, 2016 and 2015, the Company has recorded $0.1 million and $0.2 million, respectively, related to deferred rent in the consolidated balance sheet.

(i)	Revenue Recognition

Revenue is recognized for screening services when the screening is completed and the results are delivered to our customers. Revenue for wellness portal services are recognized on a per eligible member, per month basis, while revenue from wellness coaching services are recognized as services are performed. Revenue for kit assembly is recorded upon completion of the kit. In all cases, there must be evidence of an agreement with the customer, the sales price must be fixed or determinable, delivery of services must have occurred, and the ability to collect must be reasonably assured.

For contracts with multiple elements, the Company allocates consideration to the identified units of accounting based on the relative selling price hierarchy set forth in the relevant accounting guidance. The Company determines the selling price for each deliverable using vendor-specific objective evidence ("VSOE") of selling price or third-party evidence ("TPE") of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, the Company uses its best estimate of selling price ("BESP") for that deliverable. The Company estimates BESP for a deliverable by considering company-specific factors such as pricing strategies and direct product and other costs.

Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and therefore is excluded from revenues in the consolidated statements of operations.

Management regularly assesses the financial condition of our customers, the markets in which these customers participate as well as historical trends relating to customer deductions and adjusts the allowance for doubtful accounts based on this review.  If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, the Company's ability to collect on accounts receivable could be negatively impacted, in which case additional allowances may be required. The Company must make management judgments and estimates in determining allowances for doubtful accounts in any accounting period.  One uncertainty inherent in the Company's analysis is whether our past experience will be indicative of future periods.  Adverse changes in general economic conditions could affect our allowance estimates, collection of accounts receivable, cash flows and results of operations.

(j)	Share-Based Compensation

The Company recognizes all share-based compensation to employees, directors, and consultants, including grants of stock options and restricted stock, in the consolidated financial statements as compensation cost based on their fair value on the date of grant, in accordance with ASC 718, Compensation-Stock Compensation. This compensation cost is recognized over the vesting period on a straight-line basis for the fair value of awards expected to vest. See Note 4 to the consolidated financial statements for further discussion.

(k)	Income Taxes

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company records interest related to unrecognized tax benefits in interest expense and penalties in income tax expense. See Note 11 to the consolidated financial statements for further discussion.

(l)	Loss per Share

Basic loss per share equals net loss divided by the weighted average common shares outstanding during the period.  Diluted loss per share equals net loss divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. The calculation of loss per common share on a basic and diluted basis was the same for the two years ended December 31, 2016, because the inclusion of dilutive common stock equivalents, the SWK Warrant #1 (as defined in Note 9 to the consolidated financial statements) issued in connection with the Acquisition, and the warrants that were issued beginning on September 15, 2016, (the "Private Offering Warrants") in a private offering to various investors (the "Private Offering") would have been anti-dilutive for all periods presented. The Company has granted options to purchase shares of the Company's common stock through employee stock plans with the weighted average options outstanding as of December 31, 2016 and 2015 of 368,703 and 277,980, respectively, as well as the SWK Warrant #1 to purchase 543,479 shares issued to SWK and the Private Offering Warrants to purchase 1,388,889 shares issued in the Private Offering, all of which were outstanding as of December 31, 2016, but are anti-dilutive because the Company is in a net loss position.

(m)	Concentration of Credit Risk

The Company’s accounts receivable are due primarily from healthcare management and wellness companies and our direct customers.  As of December 31, 2016, there were two customer balances that accounted for more than 10% of the total consolidated accounts receivable. The accounts receivable balances for these customers represented approximately 40% of total consolidated accounts receivable as of December 31, 2016. As of December 31, 2015, there were two customer balances that each accounted for more than 10% of the total consolidated accounts receivable and represented approximately 34% of total consolidated accounts receivable.

For the years ended December 31, 2016 and 2015, there were two customers that exceeded 10% of revenue from continuing operations and represented just over 30% of the consolidated revenue for these periods. The Company has agreements with each of its customers, although these agreements do not provide for specific minimum level of purchases.

(n)	Reclassifications

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" in the first quarter of 2016. The retrospective application of the new standard resulted in a $0.2 million reduction to both noncurrent assets and current liabilities as of December 31, 2015. The debt issuance costs associated with the revolving credit facilities remain classified in noncurrent assets in accordance with ASU 2015-15, "Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements". This reclassification had no impact on the Company's results of operations.

During the third quarter of 2016, the Company elected to update the presentation of its consolidated balance sheet by adding an other current liabilities category and reclassifying certain liabilities such as reserve for unclaimed property, restructure reserves, and legal accrual into this new category in the consolidated balance sheet. The Company believes this provides a more useful and informative presentation of the Company's current liabilities and liquidity. Prior period comparatives have been reclassified to conform to the revised presentation. This reclassification had no impact on the Company's results of operations.

(o)	Recent Accounting Pronouncements

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

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" (ASC 205-40, Presentation of Financial Statements - Going Concern). This ASU requires management to assess and evaluate whether conditions or events exist, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements issue date. This standard is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter; early adoption is permitted. The Company adopted this guidance during the fourth quarter of 2016.

See Note 2 to the consolidated financial statements for the results of management’s assessment of its ability to continue as a going concern.

In April 2015, the FASB issued ASU 2015-03, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The Company adopted the provisions of ASU 2015-03 in the first quarter of 2016. The retrospective application of the new standard resulted in a $0.2 million reduction to both noncurrent assets and current liabilities as of December 31, 2015. The debt issuance costs associated with the revolving credit facilities remain classified in noncurrent assets in accordance with ASU 2015-15.

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

In February 2016, the FASB issued ASU 2016-02, "Leases", which is intended to improve financial reporting about leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting (Topic 718)", which is intended to simplify the accounting for share-based compensation. This standard simplifies the accounting for income taxes in relation to share-based compensation, modifies the accounting for forfeitures, and modifies the statutory tax withholding requirements. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-09 will have on its consolidated financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment", which is intended to simplify goodwill impairment testing by eliminating the second step of the analysis under which the implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. The update instead requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. The standard is effective, prospectively, for public companies in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2017-04 will have on its consolidated financial position, results of operations or cash flows.

Note 2 — Liquidity and Going Concern Assessment

The Company's primary sources of liquidity are cash and cash equivalents as well as availability under a Credit and Security Agreement (the "2016 Credit and Security Agreement") with SCM Specialty Finance Opportunities Fund, L.P. ("SCM"). The Company has historically used availability under a revolving credit facility to fund operations. The Company experiences a lag between the payment of certain operating expenses and the subsequent billing and collection of the associated revenue based on customer payment terms. To illustrate, in order to conduct successful screenings, the Company must expend cash to deliver the equipment and supplies required for the screenings. The Company must also expend cash to pay the health professionals and site management conducting the screenings. All of these expenditures are incurred in advance of the customer invoicing process and ultimate cash receipts for services performed. Given the seasonal nature of the Company's operations, which are largely dependent on second half volumes, management expects to continue using a revolving credit facility in 2017 and beyond.

Going Concern

As of December 31, 2016, the Company adopted ASC 205-40. This guidance amended the existing requirements for disclosing information about an entity’s ability to continue as a going concern and explicitly requires management to assess an entity’s ability to continue as a going concern and to provide related disclosure in certain circumstances. This guidance was effective for annual reporting periods ending after December 15, 2016, and for annual and interim reporting periods thereafter. The following information reflects the results of management’s assessment of the Company's ability to continue as a going concern.

Principal conditions or events that require management's consideration

Following are conditions and events which require management's consideration:

•
The Company had a working capital deficit of $9.3 million with $1.9 million of cash and cash equivalents at December 31, 2016. The Company had $5.7 million of payables at December 31, 2016, that were past due date terms. The Company is working with its vendors to facilitate revised payment terms; however, the Company has had certain vendors who have threatened to terminate services due to aged outstanding payables and in order to accelerate invoice payments.  If services were terminated and the Company wasn’t able to find alternative sources of supply, this could have a material adverse impact on the Company’s business.

•
The Company's net cash used in operating activities during the year ended December 31, 2016, was $4.4 million, and without giving consideration to the Merger mentioned below, current projections indicate that the Company will have continued negative cash flows for the foreseeable future.

•
The Company incurred a loss from continuing operations of $9.9 million for the year ended December 31, 2016, and without giving consideration to the Merger mentioned below, current projections indicate that the Company will have continued recurring losses for the foreseeable future.

•
The Company had $3.6 million of outstanding borrowings under the 2016 Credit and Security Agreement with SCM, with unused borrowing capacity of $0.1 million. As of February 28, 2017, the Company had $3.1 million of outstanding borrowings with unused borrowing capacity of $0.2 million. Any borrowings on the unused borrowing capacity are at the discretion of SCM.

•
The Company owed approximately $3.7 million at December 31, 2016 under an existing term loan (the "Term Loan"), which is governed by the terms of a credit agreement (the "Credit Agreement") with SWK Funding LLC ("SWK") and was used to fund the cash component of the Acquisition.

•
Each of these debt agreements described above contain certain financial covenants, including various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements. While the Company was able to comply with the debt covenants as of December 31, 2016, it was unable to meet its debt covenants for both the six month period ended June 30, 2016, and the nine month period ended September 30, 2016, and current projections indicate that it will not be able to meet the current March 31, 2017, debt covenants outlined in Note 9 to the consolidated financial statements. However, in conjunction with the Merger Agreement (defined below), the covenants going forward will be revised and the Company does anticipate meeting the revised covenants. Noncompliance with these covenants constitutes an event of default. If the Company is unable to comply with financial covenants in the future and in the event that it was unable to modify the covenants, find new or additional lenders, or raise additional equity, SCM reserves the right to terminate access to the unused borrowing capacity under the 2016 Credit and Security Agreement, while both lenders reserve the right to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on the Company's business. Additionally, the negative covenants set forth in these debt agreements with SCM and SWK prohibit the Company from incurring additional debt of any kind. For additional information regarding the 2016 Credit and Security Agreement, the Credit Agreement, and the related covenants, refer to Note 9 to the consolidated financial statements.

•
The Company has contractual obligations related to operating leases and employment contracts which could adversely affect liquidity. As of December 31, 2016, the Company was in default on three real estate leases for spaces that it no longer needs. Two of the leases were assigned to the Company through the Acquisition, and the third, which is partially subleased, relates to the discontinued Hooper Holmes Services business. The Company is working with the landlords to terminate these leases on mutually acceptable terms.

Management's plans

The Company expects to continue to monitor its liquidity carefully, work to reduce this uncertainty, and address its cash needs through a combination of one or more of the following actions:

•
On March 7, 2017, the Company signed a merger agreement with Piper Merger Corp., Provant Health Solutions, LLC, and Wellness Holdings, LLC. See Note 15 to the consolidated financial statements for further discussion.

•
The Company will continue to seek additional equity investments. During the year ended December 31, 2016, the Company was able to raise $6.3 million of additional equity through the issuance of common stock and warrants, net of issuance costs.

•	The Company will continue to aggressively seek new and return business from its existing customers and expand its presence in the health and wellness marketplace;

•	The Company will continue to analyze and implement further cost reduction initiatives and efficiency improvements (see Note 10 to the consolidated financial statements).

Management's assessment and conclusion

Management has determined, based on its recent history and its liquidity issues, that it is not probable that management's plans will sufficiently alleviate or mitigate, to a sufficient level the relevant conditions or events noted above. Accordingly, management of the Company has concluded that there is substantial doubt about the Company's ability to continue as a going concern within one year after issuance date of the financial statements.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 — Acquisition

The Company entered into and consummated the Purchase Agreement on April 17, 2015, among the Company and certain of its subsidiaries, Accountable Health Solutions, Inc. (the "Seller" or "AHS") and Accountable Health, Inc. ("Shareholder") (the "Acquisition"). Pursuant to the Purchase Agreement, the Company has acquired the assets and certain liabilities representing the health and wellness business of the Seller for approximately $7.0 million - $4.0 million in cash and 433,333 shares of the Company’s common stock, $0.04 par value, with a value of $3.0 million, which was subject to a working capital adjustment as described in the Purchase Agreement. At the closing of the Purchase Agreement, the Company issued and delivered 371,739 shares of Common Stock to the Shareholder and issued and held back 21,739 shares of Common Stock for the working capital adjustment, which were subsequently released on October 9, 2015, and 39,855 shares of Common Stock for indemnification purposes, which were subsequently released on November 8, 2016. No additional shares will be issued under the terms of the Purchase Agreement. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, which provides an exemption for private offerings of securities. During the year ended December 31, 2015, the Company recorded transaction costs of $0.8 million in connection with the Acquisition in the consolidated statement of operations.

The Acquisition has expanded the Company's capabilities to deliver telephonic health coaching, wellness portals, and data analytics and reporting services. These factors, combined with the synergies and economies of scale expected from combining the operations of the two companies, were the basis for the Acquisition and comprise the resulting goodwill recorded.

In order to fund the Acquisition, the Company entered into and consummated the Credit Agreement with SWK on April 17, 2015. Refer to Note 9 to the consolidated financial statements for further discussion.

The following table summarizes the net impact to cash, debt, and equity in conjunction with the Acquisition, as of the origination date:

(in thousands)
Credit Agreement	$5,000
Cash consideration	(4,000)
Net proceeds from Credit Agreement	1,000

Term Loan	5,000
Debt discount associated with SWK Warrant #1 (see Note 9)	(2,656)
Derivative liability associated with SWK Warrant #2 (see Note 9)	(908)
Net debt recorded with Acquisition	1,436

Common Stock (6,500,000 shares at $0.04 par)	260

Additional paid-in capital: issuance of shares	2,740
Additional paid-in capital: fair value of SWK Warrant #1 (see Note 9)	2,656
Net increase to APIC with Acquisition	$5,396

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

Intangible assets acquired include existing technology in the form of a customer-facing wellness portal and customer relationships. The fair value of the customer relationships acquired was determined using the excess earnings method under the income approach for customer relationships; and the fair value of the wellness portal software was determined using the replacement cost method. The estimated useful life for the wellness portal and customer relationships is 4 years and 8 years, respectively. Amortization is recorded on a straight-line basis over the estimated useful life of the asset. The Company recorded amortization expense as a component of cost of operations of $1.0 million and $0.7 million, respectively, and amortization expense as a component of selling, general and administrative expenses of $0.3 million and $0.2 million, respectively, during the years ended December 31, 2016 and 2015. The goodwill of $0.6 million was recorded in the Company's single reporting unit and is deductible for tax purposes.

The consolidated statement of operations for the year ended December 31, 2016, includes revenues of $11.1 million and $9.6 million for the period from April 17, 2015 (acquisition date) to December 31, 2015. Disclosure of the earnings contribution from AHS is not practicable, as the Company has integrated operations.

The following table provides unaudited pro forma results of operations, as if the acquisition had been in effect for the full year ended December 31, 2015:

December 31, 2015
(in thousands)
Pro forma revenues	$34,996

Pro forma net loss from continuing operations	$(10,847)

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had the Company been a combined company during the periods presented, nor are they indicative of the consolidated results of operations in future periods. The pro forma results for the year ended December 31, 2015, includes pre-tax adjustments for amortization of intangible assets of $0.3 million and transaction costs of $0.8 million.

Note 4 — Share-Based Compensation

Employee Stock-Based Compensation Plans — On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the “2008 Plan”) providing for the grant of stock options, stock appreciation rights, non-vested stock and performance shares. The 2008 Plan provides for the issuance of an aggregate of 333,333 shares. During the years ended December 31, 2016 and 2015, options for the purchase of 187,832 and 90,000 shares, respectively, were granted under the 2008 Plan. During the years ended December 31, 2016 and 2015, no shares of restricted stock were granted. As of December 31, 2016, 36,013 shares remain available for grant under the 2008 Plan.

On May 24, 2011, the Company's shareholders approved the 2011 Omnibus Employee Incentive Plan (as subsequently amended and restated, the "2011 Plan") providing for the grant of stock options and non-vested stock awards. The 2011 Plan provides for the issuance of an aggregate of 633,333 shares. During the years ended December 31, 2016 and 2015, the Company granted a total of 166,665 and 40,000 stock awards, respectively, to non-employee members of the Board of Directors that immediately vested. During the years ended December 31, 2016 and 2015, options for the purchase of 7,500 and 46,667 shares, respectively, were granted under the 2011 Plan. As of December 31, 2016, 239,028 shares remain available for grant under the 2011 Plan. Effective December 31, 2015, the Company amended certain 2014 and 2015 employee award agreements to specify that any exercise of options under the agreement would be satisfied by an issuance of shares authorized under the 2008 Plan rather than the 2011 Plan. The award agreements were not amended in any other respect, and the options granted thereunder have not been amended in any respect and remain subject to their original exercise prices and vesting schedules.

Options under the 2008 and 2011 Plans are granted at fair value on the date of grant, are exercisable in accordance with various vesting schedules specified in the individual grant agreements, and have contractual lives of 10 years from the date of grant.

The fair value of each stock option granted during the year was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2016	2015
Expected life (years)	4.8	4.9
Expected volatility	83%	69%
Expected dividend yield	—	—
Risk-free interest rate	1.4%	1.7%
Weighted average fair value of options granted during the year	$1.21	$2.70

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

The following table summarizes stock option activity for the year ended December 31, 2016:

			Weighted
		Weighted Average	Average Remaining	Aggregate Intrinsic
	Number of Shares	Exercise Price Per Share	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2015	286,568	$6.46
Granted	195,332	$1.86
Exercised	—	—
Forfeited and Expired	(77,914)	$4.46
Outstanding at December 31, 2016	403,986	$4.62	8.1	$0
Exercisable at December 31, 2016	196,776	$6.74	7.0	$0

There were no options exercised for the year ended December 31, 2016, under either the 2008 or 2011 plans. For the year ended December 31, 2015, 3,333 stock options valued with a weighted average exercise price of $6.75 were exercised under the 2008 Plan. No stock options were exercised during the year ended December 31, 2015 under the 2011 Plan.

Options for the purchase of 86,736 and 56,208 shares of common stock, respectively, vested during the years ended December 31, 2016 and 2015, and the aggregate fair value at grant date of these options was $0.3 million and $0.3 million, respectively. As of December 31, 2016, there was approximately $0.2 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted average period of 1.9 years.

The Company recorded $0.6 million and $0.4 million, of share-based compensation expense in selling, general and administrative expenses for each of the years ended December 31, 2016 and 2015, respectively, related to stock options, non-vested stock, and restricted stock awards.

Note 5 — Restructuring Charges

At December 31, 2016, there was a $0.4 million liability related to the Company's obligation under a lease related to the discontinued Hooper Holmes Services operations center, which is recorded in other current and long-term liabilities in the accompanying consolidated balance sheet. Charges and adjustments recorded during the year ended December 31, 2016, were recorded as a component of discontinued operations.

At December 31, 2015, there was a $0.7 million liability, of which $0.6 million is related to the discontinued Hooper Holmes Services operations center and $0.1 million is related to the discontinued Portamedic operations. The facility closure obligations were recorded in other current and long-term liabilities in the accompanying consolidated balance sheet. Charges and adjustments recorded during the year ended December 31, 2015, were recorded as a component of discontinued operations.

The following table provides a summary of the activity in the restructure accrual for the years ended December 31, 2016 and 2015:

(In thousands)	December 31, 2014	Adjustments	Payments	December 31, 2015
Facility closure obligation	$1,074	$(15)	$(402)	$657

	December 31, 2015	Adjustments	Payments	December 31, 2016
Facility closure obligation	$657	$249	$(534)	$372

Note 6 — Property, Plant and Equipment, net

Property, plant and equipment, at cost, net, consists of the following:

			Estimated
	December 31,		Useful Life
(in thousands)	2016	2015	In Years
Leasehold improvements	$1,125	$1,386	10
Furniture, fixtures, and equipment	4,090	4,040	2 – 10
Software	3,245	3,001	1 – 7
	8,460	8,427
Less: accumulated depreciation and amortization	6,700	5,656
Total	$1,760	$2,771

In accordance with guidance in ASC 360, the Company assessed its property, plant and equipment and recorded impairment charges of $0.1 million at December 31, 2016. There was no impairment for property, plant and equipment recorded at December 31, 2015.

Note 7 — Goodwill and Other Intangible Assets

The Company recorded goodwill of $0.6 million as of December 31, 2016 and 2015. The Company performed its annual assessment of goodwill for impairment during the fourth quarter 2016, and based on the Company’s analysis of the qualitative factors in ASC 350, management identified several adverse conditions that could potentially indicate that it is more likely than not that the Company’s goodwill was impaired.  Due to the Company's negative shareholders' equity as of December 31, 2016, the Company continued directly to Step 2 of the goodwill impairment test and assigned fair values to its assets and liabilities (both recognized and unrecognized) and compared that to the equity value of the Company, with the difference resulting in the implied fair value of goodwill.  The equity value of the Company was determined using the market capitalization and stock price as of the assessment date. In comparing the implied fair value of goodwill with the carrying value, the Company concluded that goodwill was not impaired as of December 31, 2016. There was also no impairment charges recorded for goodwill during the year ended December 31, 2015.

Intangible assets subject to amortization are amortized on a straight-line basis, with the estimated useful life for the wellness portal and customer relationships as 4 years and 8 years, respectively. Intangible assets are summarized in the table below:

	December 31, 2016			December 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Portal	$4,151	$1,770	$2,381	$4,151	$732	$3,419
Customer relationships	2,097	447	1,650	2,097	185	1,912
Total	$6,248	$2,217	$4,031	$6,248	$917	$5,331

Amortization expense for the years ended December 31, 2016 and 2015 was $1.3 million and $0.9 million, respectively.

Estimated aggregate amortization expense for each of the next five years is as follows:

(in thousands)
Year ending December 31,
2017	$1,300
2018	1,300
2019	565
2020	262
2021	262

Based on the Company's recent financial performance and negative shareholders' equity, management determined a review of impairment of the Company's long-lived intangible assets was necessary during the fourth quarter 2016. The Company performed an assessment of the recoverability of the long-lived intangible assets and determined they were recoverable, and thus no impairment charge for long-lived intangible assets was required at December 31, 2016. There were also no impairment charges for long-lived intangible assets recorded during the year ended December 31, 2015.

Note 8 — Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	December 31,
(in thousands)	2016	2015
Vendor-related accruals	$540	$1,324
Accrued wages	762	712
Accrued interest	402	197
Accrued income and other taxes	43	25
Other	—	55
Total	$1,747	$2,313

Other current liabilities consisted of the following:

	December 31,
(in thousands)	2016	2015
Legal accrual	$450	$300
Reserve for unclaimed property	1,107	1,035
Restructure reserves	756	443
Deferred revenue	211	1,031
Other	97	64
Total	$2,621	$2,873

Note 9 — Debt

As of December 31, 2016, the Company maintained the 2016 Credit and Security Agreement and the Term Loan provided by the Credit Agreement. The following table summarizes the Company's outstanding borrowings:

(in thousands)	December 31, 2016	December 31, 2015

2016 Credit and Security Agreement (2013 Loan and Security Agreement as of December 31, 2015)	$3,603	$3,278
Term Loan	3,676	5,000
Discount on Term Loan	(1,122)	(2,785)
Unamortized debt issuance costs related to Term Loan	(336)	(163)
Total debt	5,821	5,330
Short-term portion	(5,821)	(5,330)
Total long-term debt, net	$—	$—

The following table summarizes the components of interest expense for the years ended December 31, 2016 and 2015:

(in thousands)	December 31, 2016	December 31, 2015

Interest expense on Term Loan (effective interest rate at December 31, 2016 and 2015 was 15%)	$658	$529
Interest expense on 2013 Loan and Security Agreement	48	94
Interest expense on 2016 Credit and Security Agreement	311	—
Accretion of termination fees (over term of Term Loan at rate of 8%)	187	88
Amortization of debt issuance costs	362	385
Write-off of debt issuance costs related to 2013 Loan and Security Agreement	282	—
Amortization of debt discount associated with SWK Warrants #1 and #2 (defined below)	1,663	780
Mark to market of SWK Warrant #2 (defined below)	59	(80)
Total	$3,570	$1,796

2013 Loan and Security Agreement

Prior to April 29, 2016, the Company maintained a loan and security agreement (the “2013 Loan and Security Agreement”) with ACF FinCo I LP ("ACF"), the assignee of Keltic Financial Partners II, LP, which was scheduled to expire on February 28, 2019. On April 29, 2016, in conjunction with entering into a new three year 2016 Credit and Security Agreement with SCM, the Company terminated the 2013 Loan and Security Agreement with ACF. An early termination fee of $0.1 million, approximately $0.03 million of legal fees, and approximately $0.1 million of other ordinary course fees were accelerated due to the termination of the 2013 Loan and Security Agreement and were rolled into the opening outstanding borrowings under the 2016 Credit and Security Agreement with SCM along with $2.6 million of remaining borrowings from the 2013 Loan and Security Agreement. The corresponding expenses are reflected in transaction costs in the consolidated statement of operations during the year ended December 31, 2016. In addition, approximately $0.3 million of unamortized debt issuance costs related to the 2013 Loan and Security Agreement were written off and recorded in interest expense in the consolidated statement of operations during the year ended December 31, 2016.

2016 Credit and Security Agreement

On April 29, 2016, the Company entered into the 2016 Credit and Security Agreement with SCM, as amended on August 15, 2016, and November 15, 2016. The 2016 Credit and Security Agreement provides the Company with a revolving credit facility, the proceeds of which are to be used for general working capital purposes and capital expenditures. The 2016 Credit and Security Agreement replaced the 2013 Loan and Security Agreement, eliminating the requirement of the Company to issue SWK Warrant #2 (as defined below) for the purchase of common stock valued at $1.25 million to SWK, the holder of the Company’s Credit Agreement.

Under the terms of the 2016 Credit and Security Agreement, SCM makes cash advances to the Company in an aggregate principal at any one time outstanding not to exceed $7 million, subject to certain loan balance limits based on the value of the Company’s eligible collateral (the “Revolving Loan Commitment Amount”). The 2016 Credit and Security Agreement has a term of three years, expiring on April 29, 2019. As of December 31, 2016, the Company had $3.6 million of outstanding borrowings under the 2016 Credit and Security Agreement with unused borrowing capacity of $0.1 million. As of February 28, 2017, the Company had $3.1 million of outstanding borrowings, with unused borrowing capacity of $0.2 million. Any borrowings on the unused borrowing capacity are at the discretion of SCM.

Borrowings under the 2016 Credit and Security Agreement bear interest at a fluctuating rate that when annualized is equal to the Prime Rate plus 5.5%, subject to increase in the event of a default. The Company paid SCM a $0.1 million facility fee, and monthly, SCM will receive an unused line fee equal to one-half of one percent (0.5%) per annum of the difference derived by subtracting (i) the greater of (x) the average daily outstanding balance under the Revolving Facility during the preceding month and (y) the Minimum Balance, from (ii) the Revolving Loan Commitment Amount and also a collateral management fee equal to one-half of one percent (0.5%) per annum of the Revolving Loan Commitment Amount. As of December 31, 2016, the remaining balance in debt issuance costs recorded in Other Assets on the consolidated balance sheet was $0.3 million.

Borrowings under the Agreement are secured by a security interest in all existing and after-acquired property of the Company, including, but not limited to, its receivables (which are subject to a lockbox account arrangement), inventory, and equipment.

On November 15, 2016, the Company entered into the Second Amendment to Credit and Security Agreement (the “Second Amendment”) with SCM. The Second Amendment cured the default reported in the Company’s Form 10-Q for the quarter ended September 30, 2016, by revising the minimum adjusted EBITDA covenant in the 2016 Credit and Security Agreement. In addition, the Second Amendment revised the minimum adjusted EBITDA and aggregate revenue covenants going forward. Noncompliance with these covenants constitutes an event of default. Minimum aggregate revenue must not be less than $34.0 million for the twelve months ending December 31, 2016, $41.0 million for the twelve months ending March 31, 2017, and $42.0 million for the twelve months ending each fiscal quarter thereafter. Adjusted EBITDA must not be less than negative $3.5 million for the twelve months ending December 31, 2016, $0.5 million for the twelve months ending March 31, 2017, $0.9 million for the twelve months ending June 30, 2017, and $2.5 million for the twelve months ending each fiscal quarter thereafter. In addition, consolidated unencumbered liquid assets must not be less than $0.5 million on the last day of the fiscal quarter ending December 31, 2016, and $0.75 million on the last day of any fiscal quarter thereafter. The Company was in compliance with the covenants under the Second Amendment as of December 31, 2016. If the Company is unable to comply with financial covenants in the future and in the event that the Company was unable to modify the covenants, find new or additional lenders, or raise additional equity, it would be considered in default, which would then enable the lenders to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on the Company's business.

Credit Agreement

In order to fund the Acquisition, the Company entered into the Credit Agreement with SWK on April 17, 2015, as amended on February 25, 2016, March 28, 2016, August 15, 2016, and November 15, 2016. The Credit Agreement provides the Company with a $5.0 million Term Loan. The proceeds of the Term Loan were used to pay certain fees and expenses related to the negotiation and consummation of the Purchase Agreement and the Acquisition described in Note 3 to the consolidated financial statements and general corporate purposes. The Company paid SWK an origination fee of $0.1 million. The Term Loan is due and payable on April 17, 2018. The Company is also required to make quarterly revenue-based payments in an amount equal to eight and one-half percent (8.5%) of yearly aggregate revenue up to and including $20 million, seven percent (7%) of yearly aggregate revenue greater than $20 million up to and including $30 million, and five percent (5%) of yearly aggregate revenue greater than $30 million. The revenue-based payment will be applied to fees and interest, and any excess to the principal of the Term Loan. Revenue-based payments commenced in February 2016, and the maximum aggregate revenue-based principal payment is capped at $0.6 million per quarter. On August 15, 2016, the Company entered into the Third Amendment to Credit Agreement and Limited Waiver and Forbearance (the “Third Amendment”) which, among other things, waived the August 2016 revenue-based principal payment. On November 15, 2016, the Company entered into the Fourth Amendment to Credit Agreement (the "Fourth Amendment") which revised the November 2016 payment such that the maximum principal portion of the aggregate revenue-based payment is capped at $0.4 million and revised the debt covenants (see below for further information on the covenants). The Company evaluated the application of ASC 470-50 and ASC 470-60 for both the Third and Fourth Amendments and concluded that the revised terms did not constitute troubled debt restructurings, and the amendments were accounted for as debt modifications rather than debt extinguishments. During the year ended December 31, 2016, the Company made principal payments to SWK of $1.3 million, and paid approximately $0.5 million of interest.

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

As security for payment and other obligations under the 2016 Credit and Security Agreement, SCM holds a security interest in all of the Company's, and its subsidiary guarantors', existing and after-acquired property, including receivables (which are subject to a lockbox account arrangement), inventory, and equipment. Additionally, SWK holds a security interest for final and indefeasible payment. The security interest held by SWK is in substantially all of the Company's assets and the Company's subsidiaries.

In connection with the execution of the Credit Agreement, the Company issued SWK a warrant (the "SWK Warrant #1") to purchase 543,479 shares of the Company’s common stock. As part of the conditions in the Third Amendment, the Company modified the exercise price of the SWK Warrant #1 to $1.30 per share, recording the change in fair value of the SWK Warrant #1 of $0.3 million in accumulated paid-in capital in the consolidated balance sheet. The SWK Warrant #1 is exercisable after October 17, 2015, and up to and including April 17, 2022. The SWK Warrant #1 is exercisable on a cashless basis. The exercise price of the warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like. The warrant grants the holder certain piggyback registration rights. The warrant was considered equity classified, and as such, the Company allocated the proceeds from the Term Loan to the warrant using the relative fair value method. Further, pursuant to the Credit Agreement, if the 2013 Loan and Security Agreement was not repaid in full and terminated, and all liens securing the 2013 Loan and Security Agreement were not released, on or prior to April 30, 2016, as amended in the First Amendment to the Credit Agreement dated February 25, 2016, the Company agreed to issue an additional warrant (the “SWK Warrant #2”) to SWK to purchase common stock valued at $1.25 million, with an exercise price of the closing price on April 30, 2016. In accordance with the relevant accounting guidance, the SWK Warrant #2 was determined to be an embedded derivative. The fair value of both of the SWK warrants at the inception of the Credit Agreement of approximately $3.6 million was recorded as a debt discount, and is being amortized through interest expense over the term of the Credit Agreement using the effective interest method. The Company valued both warrants using the Black-Scholes pricing model, which utilizes Level 3 Inputs. For the SWK Warrant #1, the Company utilized volatility of 85.0%, a risk-free rate of 1.4%, dividend rate of zero, and term of 7 years, which is consistent with the exercise period of the Warrant. For the SWK Warrant #2, the Company utilized volatility of 80.0%, a risk-free rate of 2.1%, dividend rate of zero, and term of 7 years, which is consistent with the exercise period of the warrant.

The requirement of the Company to issue the SWK Warrant #2 was eliminated when the Company entered into the 2016 Credit and Security Agreement with SCM, which is discussed further above. Accordingly, during the year ended December 31, 2016, the Company recorded $0.9 million in other income in the consolidated statement of operations related to the write-off of the derivative liability associated with the SWK Warrant #2.

On March 28, 2016, the Company entered into the Second Amendment to the Credit Agreement (the "Second Amendment") which required the Company to issue shares of its common stock, $0.04 par value, with a value of $0.1 million to SWK, which the Company issued during the first quarter of 2016 and recorded as debt issuance costs as a direct deduction to short-term debt on the consolidated balance sheet as of December 31, 2016.

The Fourth Amendment cured the default reported in the Company’s Form 10-Q for the quarter ended September 30, 2016, by providing a waiver of the Company's noncompliance with the minimum adjusted EBITDA covenant in the Credit Agreement. In addition, the Fourth Amendment revised the minimum adjusted EBITDA and aggregate revenue covenants going forward. Noncompliance with these covenants constitutes an event of default. Minimum aggregate revenue must not be less than $34.0 million for the twelve months ending December 31, 2016, $41.0 million for the twelve months ending March 31, 2017, and $42.0 million for the twelve months ending each fiscal quarter thereafter. Adjusted EBITDA must not be less than negative $3.5 million for the twelve months ending December 31, 2016, $0.5 million for the twelve months ending March 31, 2017, $0.9 million for the twelve months ending June 30, 2017, and $2.5 million for the twelve months ending each fiscal quarter thereafter. In addition, consolidated unencumbered liquid assets must not be less than $0.5 million on the last day of the fiscal quarter ending December 31, 2016, and $0.75 million on the last day of any fiscal quarter thereafter. The Company was in compliance with the covenants under the Fourth Amendment as of December 31, 2016. If the Company is unable to comply with financial covenants in the future and in the event that the Company was unable to modify the covenants, find new or additional lenders, or raise additional equity, it would be considered in default, which would then enable the lenders to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on the Company's business.

Note 10 — Commitments and Contingencies

Lease obligations

The Company leases its corporate headquarters in Olathe, Kansas under an operating lease which expires in 2018. As of December 31, 2016, the Company was in default on two leased properties assigned to the Company through the Acquisition in Des Moines, IA and Indianapolis, IN under operating leases which also expire in 2018. The Company determined that neither lease were necessary for its operations, so the Company is working with the Des Moines and Indianapolis landlords to terminate both leases on mutually acceptable terms. The Company also leases vehicles, copiers, and other miscellaneous office equipment. These leases expire at various times through 2019.

The Company is obligated, and in default as of December 31, 2016, under a lease related to the discontinued Hooper Holmes Services operations center through 2018 and has ceased use of this facility. The Company has recorded a facility closure obligation of $0.4 million as of December 31, 2016, related to this lease, which is recorded in other current and long-term liabilities in the consolidated balance sheet. The Company has subleased out part of this space and is also working with this landlord to terminate the lease on mutually acceptable terms.

The table below presents future minimum lease payments for operating leases (with initial or remaining terms in excess of one year) as of December 31, 2016, and includes leases from both continuing and discontinued operations, as described above. This table does not reflect any changes related to the lease negotiations noted above.

(in thousands)
Year ending December 31,	Operating Leases
2017	$1,743
2018	1,278
2019	4
2020	—
2021	—
Thereafter	—
Total minimum lease payments	$3,025
Estimated sublease payments (not included in minimum lease payments)	(633)
$2,392

Rental expense under operating leases of continuing operations totaled $1.2 million and $1.1 million in 2016 and 2015, respectively.

Employment obligations

The Company has employment agreements with certain executive employees that provide for payment of base salary for a one year period in the event their employment with the Company is terminated in certain circumstances, including following a change in control, as further defined in the agreements.

The Company incurred certain severance and other costs related to its ongoing initiatives to increase the flexibility of its cost structure that were recorded in selling, general, and administrative expenses, and at December 31, 2016, the Company recorded a $0.3 million liability related to these initiatives in other current liabilities in the accompanying consolidated balance sheet.

Legal contingencies and obligations

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

On August 5, 2016, the Company agreed to a settlement of $0.45 million related to a lawsuit involving the former Portamedic service line for which the Company retained liability. Accordingly, as of December 31, 2016 and 2015, the Company has recorded a liability of $0.45 million and $0.3 million, respectively, related to this matter.  The litigation accrual for all periods was included in the other current liabilities line item on the accompanying consolidated balance sheet.  The additional expense of $0.15 million recorded during the year ended December 31, 2016, was included in the discontinued operations line item on the consolidated statements of operations. The claim is not covered by insurance, and the Company incurred legal costs to defend the litigation which are also recorded in discontinued operations.

Note 11 — Income Taxes

The components of the income tax provision are as follows:

(in thousands)	2016	2015
Federal - current	$—	$—
State and local - current	16	12
Federal - deferred	8	6
State and local - deferred	1	1
Total income tax expense	$25	$19

The following reconciles the “statutory” federal income tax rate to the effective income tax rate:

	2016	2015
Computed "expected" income tax benefit	(35)%	(35)%
Reduction (increase) in income tax benefit and increase (reduction) in income tax expense resulting from:
State tax, net of federal benefit	—	—
Change in federal valuation allowance	35	35
Other	—	—
Effective income tax rate	—%	—%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

(in thousands)	2016	2015
Deferred income tax assets:
Receivable allowance	$17	$43
Accumulated depreciation	371	214
Restructuring accrual	454	376
Intangible assets	813	484
Compensation expense	634	417
Federal net operating loss carryforward	61,688	58,532
State net operating loss carryforward	5,736	6,040
Accrued expenses	160	344
Deferred rent	57	102
Deferred revenue	83	343
Interest	180	—
Other	10	43
Gross deferred income tax assets	$70,203	$66,938
Valuation allowance	(70,203)	(66,929)
	$—	$9
Deferred income tax liabilities:
Interest	$—	$(9)
Goodwill	(16)	(7)
Gross deferred income tax liabilities	(16)	(16)
Net deferred income tax assets	$(16)	$(7)

The Company has significant deferred tax assets attributable to tax deductible intangibles and federal and state net operating loss carryforwards, which may reduce taxable income in future periods.  Based on the cumulative tax and operating losses, the lack of taxes in the carryback period, and the uncertainty surrounding the extent or timing of future taxable income, the Company believes it is not more likely than not that it will realize the tax benefits of its deferred tax assets.  Accordingly, the Company continues to record a full valuation allowance on its net deferred tax assets as of December 31, 2016 and 2015, with the exception of deferred income tax on the liabilities of certain indefinite-lived intangibles.

There was no current federal tax expense recorded in the years ended December 31, 2016 and 2015. The current state tax expense recorded for the years ended December 31, 2016 and 2015 reflects a state tax liability to one state. Deferred tax expense is recorded as of December 31, 2016 and 2015.

The tax years 2013 through 2016 may be subject to federal examination and assessment.  Tax years from 2008 through 2012 remain open solely for purposes of federal and certain state examination of net operating loss and credit carryforwards.  State income tax returns may be subject to examination for tax years 2012 through 2016, depending on state tax statute of limitations.

As of December 31, 2016, the Company had U.S. federal and state net operating loss carryforwards of approximately $176.2 million and $143.0 million, respectively.   The net operating loss carryforwards, if not utilized, will expire in the years 2017 through 2036. No tax benefit has been reported since a full valuation allowance offsets these tax attributes. However, limitations could apply upon the release of the valuation allowance.

Since the Company had changes in ownership during 2015 and continuing into 2016, additional limitations under IRC Section 382 of the Internal Revenue Code of 1986 may apply to the future utilization of certain tax attributes including net operating loss (“NOL”) carryforwards, other tax carryforwards, and certain built-in losses.  Limitations on future net operating losses apply when a greater than 50% ownership change occurs under the rules of IRC Section 382. The Company has not had a formal study completed with respect to IRC Section 382, but the Company did complete its own analysis and determined that there has not been a greater than 50% change in ownership as of December 31, 2016. However, if the merger discussed in Note 15 to the consolidated financial statements is approved, the Company has determined that it is more likely than not that a greater than 50% change in ownership may occur by May 2017. If confirmed, the allowance of future net operating losses will be limited to the market capitalization value multiplied by the “long-term tax-exempt rate” for the month in which the ownership change takes place. It is estimated that the Company would be limited to approximately $0.2 million of NOL per year, and due to expiring net operating loss provisions, the Company has estimated it would be unable to utilize approximately $172.7 million and $140.0 million of remaining federal and state net operating losses, respectively, in the future.

Note 12 — Common Stock

The 2016 Credit and Security Agreement prohibits the Company from repurchasing or retiring shares of its common stock and paying dividends (see Note 9 to the consolidated financial statements). The Company did not repurchase any shares of its common stock in 2016 and 2015. The Company did retire its treasury stock in the amount of $0.1 million in connection with the reverse stock split discussed in Note 1 to the consolidated financial statements. Refer to Note 2 to the consolidated financials for discussion of issuance of common stock and warrants during the year ended December 31, 2016.

Note 13 — 401(k) Savings and Retirement Plan

The Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”) is available to all employees with at least one year of employment service, who have worked at least 1,000 hours in a service year and who are at least 21 years of age. There were no Company contributions related to the 401(k) Plan during the years ended December 31, 2016 and 2015. The Company’s common stock is not an investment option to employees participating in the 401(k) Plan.

Note 14 — Fair Value Measurements

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

	December 31, 2016			December 31, 2015
(in thousands)	Face Value	Fair Value	Carrying Amount	Face Value	Fair Value	Carrying Amount
Term Loan	$5,000	$4,865	$2,218	$5,000	$3,837	$2,052
Derivative liability	$—	$—	$—	$1,250	$828	$828

Note 15 — Subsequent Events

On March 7, 2017, the Company signed a merger agreement with Piper Merger Corp., Provant Health Solutions, LLC ("Provant"), and Wellness Holdings, LLC (the "Merger Agreement" or the "Merger"). As Merger consideration, the Company will issue a number of shares equal to its total number of shares of common stock outstanding, less shares issued to fulfill the SWK Equity Requirement (as defined below) (the “Merger Shares”), to the Provant equity holders (the “ Former Provant Owners”). The Company expects to issue 10,448,849 million Merger Shares. At the closing of the Merger, which is conditioned on shareholder approval of the issuance of the Merger Shares, it is anticipated that the Former Provant Owners will hold approximately 48% of the Company’s approximately 26.4 million outstanding shares of common stock, including shares issued to fulfill the SWK Equity Requirement.

The Company has received commitment letters for financing to support the Merger and provide working capital to the Company. Upon closing of the Merger, the Company's Term Loan balance with SWK will increase from $3.7 million to $6.5 million. Principal repayments will start in the first quarter of 2019. In addition, SWK has agreed to provide a $2.0 million seasonal revolving credit facility, which will be guaranteed by one of the Former Provant Owners. The Company's revolving credit facility with SCM will be expanded from $7.0 million to $10.0 million with an accordion to $15.0 million during high-volume months.

Additionally, as a condition to increasing the Term Loan balance, SWK has required the Company to raise $3.5 million of new equity ("SWK Equity Requirement"). To meet this requirement, the Company is presently conducting a private offering (the “2017 Private Offering”) for up to 2.0 million shares of the Company's common stock, $0.04 par value, at a price of $0.80 plus one-half warrant per share. The warrants have a strike price of $1.35 per share and are exercisable for a period of four years from the date of issuance but are not exercisable during the first six months after closing of the 2017 Private Offering. As of March 8, 2017, the Company has issued 1,712,500 shares and 856,250 warrants in the 2017 Private Offering for proceeds of approximately $1.4 million. The Private Offering Warrants issued in 2016 were canceled as part of the 2017 Private Offering. The Former Provant Owners have agreed to match up to $1.75 million of new equity raised by the Company at the closing of the Merger.

Upon closing of the Merger, Henry Dubois and Steven Balthazor will continue to serve as Chief Executive Officer and Chief Financial Officer, respectively, of the Company. Provant’s Chief Executive Officer, Heather Provino, will serve as Chief Strategy Officer of the Company, and Mark Clermont, Provant’s President, will serve as President and Chief Operating Officer of the Company.

The Board of Directors will consist of seven members, three of which will be current Company directors (the “Continuing Directors”), three of which will be chosen by the Former Provant Owners and one of which will be an independent director jointly nominated by the Continuing Directors and Former Provant Owners. Initially, the independent director will be the director who currently chairs the Company’s audit committee. The Company will continue to trade under the HH stock symbol. The Company will have two major locations in Olathe, Kansas and East Greenwich, Rhode Island.

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously disclosed in the Form 8-K filed May 17, 2016, on May 11, 2016, the Company, as approved by the Audit Committee of the Board of Directors (the “Audit Committee”), dismissed KPMG LLP (“KPMG”) as the Company's principal independent registered public accounting firm and approved the engagement of Mayer Hoffman McCann P.C. (“MHM”) as the Company's independent registered public accounting firm for the fiscal year ended December 31, 2016.

ITEM 9A	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2016.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, the Company's disclosure controls and procedures were not effective as a result of a material weakness in the Company’s internal control over financial reporting related to the ineffective design and operation of internal controls related to the accounting for non-routine transactions.

Notwithstanding this material weakness in accounting for non-routine transactions, management has concluded that the consolidated financial statements included in the Annual Report on Form 10-K present fairly, in all material respects, the financial position of the Company at December 31, 2016 and 2015, and the consolidated results of operations and cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

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

As of December 31, 2016, management has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992).  Based on this assessment, management concluded that as of December 31, 2016, our internal controls over financial reporting were not effective because of the existence of the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The material weakness in internal control over financial reporting resulted from the inadequate design and operation of internal controls related to the accounting for the accounting for non-routine transactions. As a result, misstatements in goodwill, deferred revenue, leasehold improvements, and customer relationships were identified during 2015, and misstatements in selling, general and administrative expenses, transaction costs, interest expense, short-term debt, and equity were identified during 2016. The misstatements in the consolidated financial statements were corrected prior to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2016. The control deficiency creates a reasonable possibility that a material misstatement in the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent a material weakness in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2016.

Remedial Measures

The Company is in the process of improving its policies and procedures relating to the recognition and measurement of non-routine transactions and designing more effective controls to remediate the material weakness described above. Management plans to enhance its controls related to non-routine transactions by supplementing with additional resources as necessary, enhancing the design and documentation of management review controls, and improving the documentation of internal control procedures.

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2016, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B	Other Information

None.

Part III

ITEM 10	Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our proxy statement for the 2017 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

ITEM 11	Executive Compensation

The information required by Item 11 will be included in our proxy statement for the 2017 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in our proxy statement for the 2017 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

ITEM 13	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in our proxy statement for the 2017 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

ITEM 14	Principal Accountant Fees and Services

The information required by Item 14 will be included in our proxy statement for the 2017 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

Part IV

ITEM 15	Exhibits and Financial Statement Schedules

(a) (1) The following financial statements and independent auditors’ reports are included in this Report.
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets —
December 31, 2016 and 2015
Consolidated Statements of Operations —
Years ended December 31, 2016 and 2015
Consolidated Statements of Stockholders’ (Deficit) Equity —
Years ended December 31, 2016 and 2015
Consolidated Statements of Cash Flows —
Years ended December 31, 2016 and 2015
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

2.3	Asset Purchase Agreement dated April 17, 2015 by and among Hooper Holmes, Inc., Jefferson Acquisition, LLC, Hooper Wellness, LLC, Accountable Health Solutions, Inc., and Accountable Health, Inc. (3)
2.4	Agreement and Plan of Merger dated March 7, 2017, by and among Hooper Holmes, Inc., Piper Merger Corp., Provant Health Solutions, LLC, and Wellness Holdings, LLC (4)
3.1	Amended and Restated Certificate of Incorporation of Hooper Holmes, Inc. (5)
3.2	Restated Bylaws of Hooper Holmes, Inc. (6)
4.1	Warrant dated April 17, 2015, issued by Hooper Holmes, Inc. to SWK Funding LLC. (7)
4.2	Form of Warrant issued to the Purchasers under the Securities Purchase Agreement dated September 15, 2016 (8)
4.3	Form of Warrant issued to the Purchasers under the Securities Purchase Agreement dated March 2, 2017 (9)
10.1	Form of Indemnification Agreement (10)
10.2	Hooper Holmes, Inc. 2004 Employee Stock Purchase Plan (11)*
10.3	Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan (12)*
10.4	Hooper Holmes, Inc. 2008 Omnibus Employee Incentive Plan (13)*
10.5	Second Amended and Restated Hooper Holmes, Inc. 2011 Omnibus Incentive Plan (14)*
10.6	Form of Executive Change-in-Control Agreement by and between Hooper Holmes, Inc. and Executive Officers of the Company (15)*
10.7	Employment Agreement by and between Hooper Holmes, Inc. and Henry E. Dubois (16)*
10.8	Employment Agreement by and between Hooper Holmes, Inc. and Steven R. Balthazor (17)*
10.9	Credit Agreement dated April 17, 2015, by and among Hooper Holmes, Inc., SWK Funding LLC and the Lenders party thereto from time to time (18)
10.10	First Amendment dated February 25, 2016, to Credit Agreement dated April 17, 2015, by and between Hooper Holmes, Inc. and SWK Funding LLC (19)
10.11	Second Amendment dated March 28, 2016, to Credit Agreement dated April 17, 2015, by and between Hooper Holmes, Inc. and SWK Funding LLC (20)
10.12	Third Amendment and Limited Waiver and Forbearance dated August 15, 2016, to Credit Agreement dated April 17, 2015, by and between Hooper Holmes, Inc. and SWK Funding LLC (21)
10.13	Fourth Amendment dated November 15, 2016, to Credit Agreement dated April 17, 2015, by and between Hooper Holmes, Inc. and SWK Funding LLC
10.14	Guarantee and Collateral Agreement dated April 17, 2015, by and among SWK Funding LLC, Hooper Holmes, Inc. and its subsidiaries (22)
10.15	Limited Guaranty dated August 15, 2013, by Gary Gelman, in favor of Hooper Holmes, Inc. (23)
10.16	Limited Laboratory and Administrative Services Agreement dated April 16, 2014 by and between Hooper Holmes, Inc. and Clinical Reference Laboratory, Inc. (24)***
10.17	Amendment Number 1 to the Limited Laboratory and Administrative Services Agreement dated August 31, 2014 by and between Hooper Holmes, Inc. and Clinical Reference Laboratory, Inc. (25)
10.18	Stock Purchase Agreement dated March 28, 2016, between Hooper Holmes, Inc. and 200 NNH, LLC (26)
10.19	Credit and Security Agreement dated April 29, 2016, by and between SCM Specialty Finance Opportunities Fund, L.P. and Hooper Holmes, Inc. and subsidiaries (27)

10.20
First Amendment and Limited Waiver and Forbearance dated August 15, 2016, to Credit and Security Agreement dated April 29, 2016, by and between SCM Specialty Finance Opportunities Fund, L.P. and Hooper Holmes, Inc. and subsidiaries (28)

10.21	Second Amendment dated November 15, 2016, to Credit and Security Agreement dated April 29, 2016, by and between SCM Specialty Finance Opportunities Fund, L.P. and Hooper Holmes, Inc. and subsidiaries
10.22	Form of Securities Purchase Agreement dated September 15, 2016 between Hooper Holmes, Inc. and the Purchasers (29)
10.23	Form of Securities Purchase Agreement dated March 2, 2017 between Hooper Holmes, Inc. and the Purchasers (30)
14	Hooper Holmes, Inc. Code of Conduct and Ethics (31)
16.1	Letter to Securities and Exchange Commission from KPMG LLP dated May 17, 2016 (32)
21	Subsidiaries of Hooper Holmes, Inc.
23	Consent of KPMG LLP
23.1	Consent of Mayer Hoffman McCann P.C.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Label Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014.
(2)	Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014.
(3)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated April 21, 2015.
(4)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated March 8, 2017.
(5)	Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated June 2, 2010.
(6)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated February 17, 2011.
(7)	Incorporated by reference to Exhibit 10.2(d) of the Company’s Current Report on Form 8-K dated April 21, 2015.
(8)	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated September 21, 2016.

(9)	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated March 8, 2017.
(10)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 17, 2014.
(11)	Incorporated by reference to Annex B to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 29, 2013.
(12)	Incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(13)	Incorporated by reference to Annex A to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 29, 2008.
(14)	Incorporated by reference to Annex A to the Company's Proxy Statement for the Annual Meeting of Shareholders held on June 8, 2016.
(15)	Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
(16)	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.
(17)	Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
(18)	Incorporated by reference to Exhibit 10.2(a) of the Company’s Current Report on Form 8-K dated April 21, 2015.
(19)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 2, 2016.
(20)	Incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
(21)	Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016.
(22)	Incorporated by reference to Exhibit 10.2(b) of the Company’s Current Report on Form 8-K dated April 21, 2015.
(23)	Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.
(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2014.
(25)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014.
(26)	Incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
(27)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 3, 2016.
(28)	Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016.
(29)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 21, 2016.
(30)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 8, 2017.
(31)	Incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
(32)	Incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K dated May 17, 2016.

                                                                                                                                                                             Schedule II

Hooper Holmes, Inc
Valuation and Qualifying Accounts
For the Two Years Ended December 31, 2016
(In thousands)

Description	Balance at Beginning of Period	Additions Charged to Revenues and Expenses	Deductions (1)	Balance at End of Period
Year ended December 31, 2016
Reserves and allowances
Accounts receivable allowance	$112	$75	$(144)	$43
Year ended December 31, 2015
Reserves and allowances
Accounts receivable allowance	$87	$74	$(49)	$112

(1)	Represents accounts receivable write-offs, net of recoveries and reserve reductions credited to revenue.

_______                                                                                                                                                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOPER HOLMES, INC.
(Registrant)

March 9, 2017	By:	/s/ Henry E. Dubois
Henry E. Dubois
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Henry E. Dubois	Chief Executive Officer;	March 9, 2017
Henry E. Dubois	Director

/s/ Ronald V. Aprahamian		March 9, 2017
Ronald V. Aprahamian	Director

/s/ Mark Emkjer		March 9, 2017
Mark Emkjer	Director

/s/ Larry Ferguson		March 9, 2017
Larry Ferguson	Director

/s/ Gus D. Halas		March 9, 2017
Gus D. Halas	Director

/s/ Thomas A. Watford		March 9, 2017
Thomas A. Watford	Director

/s/ Steven R. Balthazor	Chief Financial and	March 9, 2017
Steven R. Balthazor	Accounting Officer

Leadership Information

Directors

Ronald V. Aprahamian, Chairman of the Board
Private Investor

Mr. Aprahamian, age 70, was elected a director of the Company at the 2009 annual meeting.  He has a long record of involvement in business development activities as an investor, a board member, a chief executive officer, and a consultant for companies engaged in healthcare, technology, banking and other industries.  Most recently, he has served on the boards of Sunrise Senior Living, Inc., Superior Consultant Holdings Corp. and First Consulting Group, Inc.  Mr. Aprahamian was named Chair of the Board on January 25, 2012.  (Term expires at the Annual Meeting in 2017.)

Henry E. Dubois
President and Chief Executive Officer of Hooper Holmes, Inc.

Mr. Dubois, age 55, was appointed President and Chief Executive Officer of Hooper Holmes as of April 2013. Mr. Dubois has been a partner at Tatum, LLC, a firm offering consulting services to accelerate business performance and create value. In previous roles, he served as Executive Vice President and Chief Financial Officer of GeoEye, Inc., a global supplier of high resolution satellite and aerial imagery; President, Chief Operating Officer and Chief Financial Officer of DigitalGlobe, Inc., an owner/operator of high resolution imaging satellites; Chief Executive Officer and Chief Financial Officer of an Asia Pacific Telecommunication company (PT Centralindo Panca Sakti); and Senior Vice President of an Asia Pacific conglomerate in Jakarta, Indonesia (PT Ongko Multicorpora). He also served as a consultant with Booz and Company and began his career as an internal auditor and finance supervisor for Exxon Corporation. He earned his Bachelor of Arts degree in mathematics from the College of the Holy Cross and his Master of Management degree from the J.L. Kellogg Graduate School of Management at Northwestern University with concentrations in finance, marketing and accounting.  (Term expires at the Annual Meeting in 2017.)

Mark Emkjer
Chairman, Emkjer International Ltd.

Mr. Emkjer, age 61, was appointed a director of the Company in February 2015. He most recently served as Chief Executive Officer of the Health Services Division of WebMD from April 2009 to February 2014. Prior to joining WebMD, Mr. Emkjer served as CEO, President and Board Member of Accelrys, Inc., a software company serving the pharmaceutical and biotech industries. Before Accelrys, he was President and Chief Operating Officer of Sunquest, a leading provider of clinical data management services. Prior to Sunquest he served as President and CEO of Pace Health Management Systems, Inc., and President and CEO of Hospital Cost Consultants Inc., a leading international provider of financial solutions to the healthcare industry. He began his career in a series of operating roles at American Hospital Supply. Mr. Emkjer holds a Master of Business Administration degree from the University of Miami and a Bachelor of Science degree in Finance from Florida Atlantic University. (Term expires at the Annual Meeting in 2017.)
Larry Ferguson
Chief Executive Officer, The Ferguson Group;  Formerly Chief Executive Officer – First Consulting Group, Inc.

Mr. Ferguson, age 67, was elected a director of the Company at the 2009 annual meeting.  He has served as CEO of several publicly traded and privately held companies, including First Consulting Group, Inc. from 2006-2008.  He has served on more than twelve corporate boards, including positions as board chair and committee chair.  He currently serves as CEO of the Ferguson Group, a private equity consulting and investment firm focused on healthcare and life sciences IT companies.  He has also held executive positions with American Express and First Data Corporation. Mr. Ferguson served as Chair of the Board from July 2009 until January 25, 2012, at which time he became a Chair of the Governance and Nominating Committee. (Term expires at the Annual Meeting in 2017.)

Gus D. Halas

Mr. Halas, age 66, was appointed a director of the Company in April 2013, and is the Chair of the Compensation Committee. He was previously Chief Executive Officer and President of the Central Operating Companies at Central Garden & Pet Company (NASDAQ: CENT). In addition, Mr. Halas serves on the board of Triangle Petroleum (NYSE: TPLM), OptimizeRx (OPRX), Madalena Energy (MVN.V), and School Specialty Inc. (SCOO). He is also a senior advisor and partner of White Deer Energy, a Houston based private equity firm. From 2003 to 2009, Mr. Halas was Chairman, President and CEO of T3 Energy Services.

He previously served as President and Chief Executive Officer of Clore Automotive and Marley Cooling Tower Company and held senior executive positions with a number of other companies including Ingersoll-Dresser Pump Company and Sulzer Industries. Mr. Halas holds a BS in Physics and a BS in Economics from Virginia Polytechnic Institute. (Term expires at the Annual Meeting in 2017.)

Thomas A. Watford
Chief Executive Officer, Santa Rosa Consulting

Mr. Watford, age 56, was appointed a Director of the Company in December 2010, and is the Chair of the Audit Committee. He has over 30 years of experience in the healthcare industry, including as a senior executive and as a consultant with expertise in financial and operations management and IT services for healthcare and life sciences companies. He currently serves as Chief Executive Officer of Santa Rosa Consulting, a company offering strategic and operational consulting services to healthcare companies. Previously, Mr. Watford served as Chief Financial Officer and Chief Operating Officer of First Consulting Group, Inc., and was an Associate Partner in the Healthcare Practice group of the consulting firm Accenture. (Term expires at the Annual Meeting in 2017.)

Officers

Henry E. Dubois
Chief Executive Officer and President

Steven R. Balthazor
Chief Financial Officer, Treasurer