Form 10-K/A
period 2016-12-31
HOOPER HOLMES INC
filed 2017-05-01
CIK 741815

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

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

The number of shares outstanding of the Registrant’s common stock as of April 28, 2017, was 12,167,349.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Hooper Holmes Inc., referred to as “Hooper Holmes,” “Company,” “we,” “us” and “our”, is filing this Amendment No. 1 on Form 10-K/A, referred to as this Amendment No. 1, to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the U.S. Securities and Exchange Commission, referred to as the SEC, on March 9, 2017, referred to as the Original Form 10-K, and in conjunction with this Amendment No. 1 referred to as the 2016 Annual Report on Form 10-K, for the purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year ended December 31, 2016. Given the expected timing for the closing of the proposed merger between Hooper Holmes and Provant Health Solutions, announced on March 7, 2017, referred to as the Merger, we are filing this Amendment No. 1 to include Part III information in our Form 10-K because we do not intend to file a definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2016. Except as otherwise specifically defined herein, all defined terms used in the Original Form 10-K shall have the same meanings in this Amendment No. 1.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act, Items 10 through 14 of Part III of the Original Form 10-K are hereby amended and restated in their entirety. In addition, the Exhibit Index in Item 15 of Part IV of the Original Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment No. 1. Because no financial statements are contained within this Amendment No. 1, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment No. 1 does not revise or alter the Company’s financial statements and any forward-looking statements or amend, modify or otherwise update any other information in the Original Form 10-K. Except as reflected herein, this Amendment No. 1 speaks as of the original filing date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the filing of the Original Form 10-K.

Part III

ITEM 10	Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Ronald V. Aprahamian

age 70, director since 2009
Mr. Aprahamian has been our Chair of the Board since 2012.  Most recently, he has served on the boards of Sunrise Senior Living, Inc., Superior Consultant Holdings Corp. and First Consulting Group, Inc.

Mr. Aprahamian is qualified to serve on our Board as he has a long record of involvement in business development activities as an investor, a board member, a chief executive officer, and a consultant for companies engaged in healthcare, technology, banking and other industries.

Henry E. Dubois

age 55, director since 2013
Mr. Dubois became our President and Chief Executive Officer and was appointed to the Board in April 2013. Mr. Dubois has been a partner at Tatum, LLC, a firm offering consulting services to accelerate business performance and create value. In previous roles, he served as Executive Vice President and Chief Financial Officer of GeoEye, Inc., a global supplier of high resolution satellite and aerial imagery; President, Chief Operating Officer and Chief Financial Officer of DigitalGlobe, Inc., an owner/operator of high resolution imaging satellites; Chief Executive Officer and Chief Financial Officer of an Asia Pacific Telecommunication company (PT Centralindo Panca Sakti); and Senior Vice President of an Asia Pacific conglomerate in Jakarta, Indonesia (PT Ongko Multicorpora). He also served as a consultant with Booz and Company and began his career as an internal auditor and finance supervisor for Exxon Corporation. He earned his Bachelor of Arts degree in mathematics from the College of the Holy Cross and his Master of Management degree from the J.L. Kellogg Graduate School of Management at Northwestern University with concentrations in finance, marketing and accounting.

Mr. Dubois’ qualifications to serve on our Board include his demonstrated expertise and experience in financial management, operations and strategic planning.

Mark J. Emkjer

Age 61, director since 2015
Mr. Emkjer was appointed to the Board in February 2015. Mr. Emkjer most recently served as Chief Executive Officer of the Health Services Division of WebMD from April 2009 to February 2014. Prior to joining WebMD, Mr. Emkjer served as CEO, President and Board Member of Accelrys, Inc., a software company serving the pharmaceutical and biotech industries. Before Accelrys, he was President and Chief Operating Officer of Sunquest, a leading provider of clinical data management services. Prior to Sunquest he served as President and CEO of Pace Health Management Systems, Inc., and President and CEO of Hospital Cost Consultants Inc., a leading international provider of financial solutions to the healthcare industry. He began his career in a series of operating roles at American Hospital Supply. Mr. Emkjer holds a Master of Business Administration degree from the University of Miami and a Bachelor of Science degree in Finance from Florida Atlantic University.

Mr. Emkjer’s qualifications to serve on our Board include his extensive experience in the healthcare industry and his demonstrated expertise in management and operations within the industry.

Larry Ferguson

age 67, director since 2009
Mr. Ferguson has served as CEO of several publicly traded and privately held companies, including First Consulting Group, Inc. from 2006-2008.  He has served on more than twelve corporate boards, including positions as board chair and committee chair.  He currently serves as CEO of the Ferguson Group, a private equity consulting and investment firm focused on healthcare and life sciences IT companies.  He has also held executive positions with American Express and First Data Corporation.

Mr. Ferguson’s qualifications to serve on our Board include his extensive experience in the healthcare and life sciences information technology industry. Mr. Ferguson was elected to the Board in 2009 as a shareholder nominee and served as the Chairman of the Board until January 2012, at which time he became the Chair of the Governance and Nominating Committee.

Gus D. Halas

age 66, director since 2013
Mr. Halas was appointed to the Board in April 2013. Mr. Halas was previously Chief Executive Officer and President of the Central Operating Companies at Central Garden & Pet Company (NASDAQ: CENT). In addition, Mr. Halas serves on the board of Triangle Petroleum (NYSE: TPLM), OptimizeRx (OPRX), Madalena Energy (MVN.V), and School Specialty Inc. (SCOO). He is also a senior advisor and partner of White Deer Energy, a Houston based private equity firm. From 2003 to 2009, Mr. Halas was Chairman, President and CEO of T3 Energy Services. He previously served as President and Chief Executive Officer of Clore Automotive and Marley Cooling Tower Company and held senior executive positions with a number of other companies including Ingersoll-Dresser Pump Company and Sulzer Industries. Mr. Halas holds a BS in Physics and a BS in Economics from Virginia Polytechnic Institute.

Mr. Halas is qualified to serve on our Board because of his experience and expertise as an executive and a director with companies implementing “turnaround” strategies. He is the Chair of the Compensation Committee.

Thomas A. Watford

age 56, director since 2010
Mr. Watford has over 30 years of experience in the healthcare industry, including as a senior executive and as a consultant with expertise in financial and operations management and IT services for healthcare and life sciences companies. He currently serves as Chief Executive Officer of Santa Rosa Consulting, a company offering strategic and operational consulting services to healthcare companies. Previously, Mr. Watford served as Chief Financial Officer and Chief Operating Officer of First Consulting Group, Inc., and was an Associate Partner in the Healthcare Practice group of the consulting firm Accenture.

Mr. Watford’s qualifications to serve on our Board include his more than 30 years’ experience in the healthcare industry, where he has delivered professional and IT services to healthcare providers, health plans and life sciences companies. He is the Chair of the Audit Committee.

DIRECTOR INDEPENDENCE

Our common stock is listed on the NYSE MKT stock exchange, which is referred to in this proxy statement as the NYSE MKT. The NYSE MKT Company Guide requires that at least a majority of the members of our Board be “independent directors” within the meaning of the listing standards of the NYSE MKT.

The Board has affirmatively determined that each of the members of the Board other than Henry E. Dubois, the Company’s President and Chief Executive Officer, is, as of the date of this proxy statement, an “independent director” within the meaning of the listing standards of the NYSE MKT.

Each of the Audit Committee members satisfies the independence standards specified in Section 803B(2) of the NYSE MKT Company Guide and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board has determined that Thomas A. Watford, the committee’s chair, qualifies as an “audit committee financial expert” as defined by SEC rules.

EXECUTIVE OFFICERS

The following table shows information about our executive officers as of April 15, 2017:

Name	Age	Position
Henry E. Dubois	55	President and Chief Executive Officer, and a member of the Board of Directors
Steven R. Balthazor	52	Chief Financial Officer, Treasurer

Information with respect to each of our executive officers other than Henry E. Dubois is provided below. Information regarding Mr. Dubois, who is a director as well as an executive officer of the Company, has been previously provided above under the Board of Directors heading.

Steven R. Balthazor. Mr. Balthazor was appointed Chief Financial Officer in August 2015. Prior to becoming CFO, he worked with the Company on a consulting basis since 2013, supporting key corporate projects including the sale of the Portamedic, HH Services and Heritage Labs divisions, as well as the acquisition of Accountable Health Solutions in April 2015. Prior to joining Hooper, Mr. Balthazor served as the Principal of J. Galt Financial, a consulting firm providing executive management consultation and hands-on business services to public and private companies. Mr. Balthazor has extensive financial leadership experience including Vice President of Finance for Digital Globe (NYSE: DGI), Vice President of Finance and interim Chief Financial Officer for GeoEye, Inc., and roles as corporate treasurer and head of mergers and acquisitions for various private and publicly traded companies. Mr. Balthazor is a certified public accountant and holds an MBA in Finance from the University of Colorado-Boulder.

CODE OF CONDUCT AND ETHICS

We are committed to sound principles of corporate governance that promote honest, responsible and ethical business practices. Our corporate governance policies and practices are actively reviewed and evaluated by our Board and the Governance and Nominating Committee.

We have adopted a Code of Conduct and Ethics to provide standards for ethical conduct in dealing with agents, customers, suppliers, political entities and others. Our Code of Conduct and Ethics applies to all of our directors, officers and employees (and those of our subsidiaries), including our Chief Executive Officer and Chief Financial Officer. Our Code of Conduct and Ethics is posted on our website at www.hooperholmes.com. A printed copy of our Code of Conduct and Ethics is also available to shareholders, without charge, upon written request directed to our Corporate Secretary at the following address: Hooper Holmes, Inc., 560 N. Rogers Road, Olathe, Kansas 66062.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and the beneficial owners of more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of the Company. Directors, executive officers and such beneficial owners are required by SEC regulations to furnish us with copies of all reports they file under Section 16(a). The Company has historically undertaken to make such filings on behalf of its directors and executive officers.

To our knowledge, based solely on our review of the copies of such reports (and amendments to such reports) furnished to us, we are not aware of any required Section 16(a) reports that were not filed on a timely basis with respect to the fiscal year ended December 31, 2016.

ITEM 11	Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS

The objective of our executive compensation is to enhance the Company’s long-term profitability by providing compensation that will attract and retain superior talent, reward performance, and align the interests of our executive officers with the long-term interests of our shareholders. For 2016, there were two principal components of the compensation we pay to our executive officers: (1) base salary and (2) equity compensation plans.
Base Salary

Each of our executive officers receives an annual base salary paid in cash.

Equity Compensation Plans

We sponsor and maintain the 2011 Plan and the 2008 Plan in which our executive officers are eligible to participate and under which grants may be made. Each of the 2011 Plan and the 2008 Plan is described more fully below under the heading “Stock Option Plans.”

Compensation Arrangements of Henry E. Dubois

Mr. Dubois serves as our President and Chief Executive Officer pursuant to an employment agreement dated September 30, 2013. Pursuant to the employment agreement, Mr. Dubois is paid a base salary of $390,000 per year, such amount to be reviewed at least annually by the Compensation Committee. Base salary may be adjusted by the Board, in its sole discretion, based on the Committee’s and Board’s consideration of the Company’s performance, financial and otherwise.

Mr. Dubois’ annual target bonus opportunity under the employment agreement will be equal to 50% of his base salary and is subject to Mr. Dubois and the Company achieving agreed upon financial targets and goals and objectives. No such bonus was paid to Mr. Dubois pursuant to the agreement in 2016.

In accordance with the employment agreement, on September 30, 2013, Mr. Dubois was granted options to purchase 133,333 shares of the Company’s common stock under the 2011 Plan. The options were vested at the time of grant with respect to 25% of the shares. The options with respect to the remaining 75% of the shares have vested pursuant to their terms.

The employment agreement also provides that Mr. Dubois will be entitled to participate in any other annual bonus or incentive compensation plans or programs and any retirement and other benefit plans and programs as may be in effect or adopted by the Company from time to time. On January 21, 2015, Mr. Dubois was granted options to purchase 10,000 shares of the Company’s common stock under the 2008 Plan for performance in 2014. The options will vest with respect to 33% of the shares on the first and second anniversaries of the grant date, and the remainder on the third anniversary of the grant date. On April 18, 2016, Mr. Dubois was granted options to purchase 50,000 shares of the Company's common stock under the 2008 Plan for performance in 2015. The options will vest with respect to one-third on each of the first three anniversaries following the date of grant. No other incentive amounts or bonuses were paid to Mr. Dubois other than as set forth above.

If Mr. Dubois’ employment is terminated for any reason, Mr. Dubois will be entitled to receive (i) any accrued and unpaid base salary, (ii) any unreimbursed business expenses, and (iii) payment for any accrued and unused vacation time. In addition, if Mr. Dubois’ employment is terminated by the Company other than for Cause, if he resigns for Good Reason, or if a Triggering Event occurs following a Change in Control (within the meanings given to such terms in the employment agreement), and upon the execution and delivery of a release by Mr. Dubois in favor of the Company, Mr. Dubois will be entitled to receive his base salary for one year in twelve equal installments, without interest, on a monthly basis for twelve (12) consecutive months. In the case of termination of the agreement due to the occurrence of a Triggering Event following a Change in Control, Mr. Dubois will be entitled to the acceleration of vesting of equity grants and removal of any trading restrictions on his stock.

Compensation Arrangements of Steven R. Balthazor

On August 17, 2015, the Company entered into a Consulting Agreement with Mr. Balthazor in connection with his appointment as our Chief Financial Officer (the “Consulting Agreement”). The Consulting Agreement continued in effect until March 14, 2016, when it was replaced by Mr. Balthazor’s current employment agreement (the “Employment Agreement”).

Pursuant to the Employment Agreement, Mr. Balthazor will be paid a base salary of $250,000 per year, such amount to be reviewed at least annually by our Chief Executive Officer and Compensation Committee. Base salary may be adjusted by the Committee, in its sole discretion, based on the Committee’s consideration of the Company’s performance, financial and otherwise. In addition, Mr. Balthazor received a grant of options to buy 40,000 shares of the Company’s common stock. The options will vest with respect to 33% of the shares on the first and second anniversaries of the grant date, and the remainder on the third anniversary of the grant date.

Mr. Balthazor’s annual target bonus opportunity under the Employment Agreement will be equal to 40% of his base salary and is subject to Mr. Balthazor and the Company achieving agreed upon financial targets and goals and objectives. No such bonus was paid to Mr. Balthazor pursuant to the agreement in 2016.

In accordance with the Consulting Agreement, on August 17, 2015, Mr. Balthazor was granted options to purchase 10,000 shares of the Company’s common stock under the 2011 Plan. One-fourth of the options will vest each quarter until fully vested. The Employment Agreement provides that Mr. Balthazor will be entitled to participate in any other annual bonus or incentive compensation plans or programs and any retirement and other benefit plans and programs as may be in effect or adopted by the Company from time to time. No other incentive amounts or bonuses were paid to Mr. Balthazor other than as set forth above.

If Mr. Balthazor’s employment is terminated during the first twelve months of the Employment Agreement by the Company other than for Cause or if he resigns for Good Reason (within the meanings given to such terms in the Employment Agreement), and upon the execution and delivery of a release by Mr. Balthazor in favor of the Company, Mr. Balthazor will be entitled to receive his base salary in nine equal installments, without interest, on a monthly basis for nine (9) consecutive months. In the case of termination of the Employment Agreement after the first anniversary of the Employment Agreement due to the occurrence of a Triggering Event following a Change in Control, by the Company other than for Cause, or by Mr. Balthazor for Good Reason, Mr. Balthazor will be entitled to receive his base salary in twelve (12) equal installments, without interest, on a monthly basis for twelve (12) consecutive months. In addition, if Mr. Balthazor’s employment is terminated due to the occurrence of a Triggering Event following a Change in Control, his equity grants will immediately vest and any trading restrictions on restricted stock will be removed.

Summary Compensation Table

The following table summarizes, with respect to our 2016 fiscal year, compensation awarded to or earned by our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
Henry E. Dubois President and Chief Executive Officer	2016 2015	390,000 390,000	- -	- -	63,733(4) -	30,553(2) 32,429	484,286 462,433

Steven R. Balthazor Chief Financial Officer	2016 2015	265,840(3) 239,100	- -	- -	57,895(5) 14,428	43,220(2) 23,235	366,955 287,741
__________________

(1)
Represents the aggregate grant date fair value, as computed in accordance with FASB ASC Topic 718. For a description of the assumptions made in our valuation of option awards, please refer to Note 4 to our consolidated financial statements in its annual report on Form 10-K for the year ended December 31, 2016.

(2)	Represents reimbursement of commuting expenses.

(3)
Mr. Balthazor was appointed Chief Financial Officer effective August 17, 2015, under the Consulting Agreement. His compensation for 2016, as disclosed in the Summary Compensation Table, includes compensation he received during 2016 for his services as a consultant to the Company prior to the Consulting Agreement being replaced by the Employment Agreement on March 14, 2016.

(4)	Represents an award of 50,000 stock options with a grant date fair value of approximately $1.27 per option.

(5)	Represents an award of 40,000 stock options with a grant date fair value of approximately $1.45 per option.

Outstanding Equity Awards at Fiscal Year-End Table
The following table sets forth the outstanding equity awards for each of our Named Executive Officers as of December 31, 2016.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)

Henry E. Dubois	133,333	—	$7.05	09/30/2023
	3,300	6,700(1)	$7.35	01/21/2025
	—	50,000(2)	$1.95	04/18/2026

Steven R. Balthazor	10,000	—	$2.55	08/12/2025
	—	40,000(3)	$2.25	03/14/2026
__________________

(1)	Scheduled to vest in three installments: 33% on the first and second anniversaries of the grant date, January 21, 2015, and the remainder on January 21, 2018.

(2)	Scheduled to vest in three equal installments on each of the first three anniversaries of the grant date, April 18, 2016.

(3)	Scheduled to vest in three installments: 33% on the first and second anniversaries of the grant date, March 14, 2016, and the remainder on March 14, 2019.

Stock Option Plans

The Company sponsors and maintains the 2011 Plan and the 2008 Plan in which our executive officers are eligible to participate and under which grants may be made.

Subject to the terms of any option agreement with respect to an award under the 2011 Plan and the 2008 Plan, all outstanding options granted under either of these plans may fully vest and become exercisable for the 15-day period immediately prior to a change of control of the Company where the option awards are not being assumed or continued as part of the transaction. In lieu of vesting for the 15-day period immediately prior to the change of control, the Compensation Committee may elect to cancel all outstanding option awards and pay to the option holder an amount equal to the amount paid to the holders of Company stock at the time of the change of control that exceeds the applicable option exercise price. Under each of these plans, a “change of control” is defined as the occurrence of any of the following events:

•
if any person (other than the Company, its affiliates, a trustee or fiduciary holding securities under an employee benefit plan of the Company, an underwriter temporarily holding Company securities or a corporation owned, directly or indirectly, by the Company shareholders in the same proportion as their ownership in the Company) is or becomes, directly or indirectly, the beneficial owner of securities of the Company representing 35% or more of the combined voting power of the Company’s then outstanding securities;

•
any individuals who on the effective date of the 2011 Plan or 2008 Plan constitute the Board (as applicable, the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board, unless the election or nomination of the individual was approved by at least a majority of the directors then comprising the Incumbent Board; or

•
the Company shareholders approve a merger, consolidation or share exchange of the Company with any other corporation or entity, or approve the issuance of voting securities of the Company in connection with a merger, consolidation or share exchange of the Company, or the Company’s shareholders approve a plan of complete liquidation or dissolution of the Company.

COMPENSATION OF DIRECTORS

Director Compensation Narrative

The table below sets forth the fees and other compensation that we paid to our non-employee directors for 2016 pursuant to the director compensation program as currently in effect. In addition to these fees and other compensation, all directors are reimbursed for their out-of-pocket expenses incurred in attending Board and Board committee meetings.

Nature of Director Compensation	Amount
Annual Board Retainers:(1)(2)
Non-Executive Chair of the Board	$80,000
Other Non-Employee Directors	$60,000
Annual Board Committee Chair Retainers:(1)(2)
Audit Committee Chair	$10,000
Compensation Committee Chair	$7,500
Governance and Nominating Committee Chair	$5,000
Fees for Board or Committee Meetings/Teleconferences Attended in Excess of Four:	$750 per meeting/teleconference
Annual Restricted Stock Grant:
All Non-Employee Directors(3)	$60,000 worth of shares
__________________

(1)
Retainers are paid in installments on a quarterly basis. If a director is a member of the Board or a Board committee for less than the full year, he or she receives quarterly installments of the annual or Chair retainers only for the quarterly periods in which he or she serves as a member or Chair of the Board or the applicable Board committee(s).

(2)	These retainers provide compensation for four in-person Board meetings and four Committee meetings of each Committee on which they serve.

(3)
The 2011 Plan provides for the grant, on an annual basis, of $60,000 of restricted stock to each non-employee member of the Board, issued as of the date of the annual meeting to be issued under such plan. For 2016, these were immediately vested.

Director Compensation Table

The following table shows total compensation awarded or paid to each non-employee director during 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)(2)

Ronald V. Aprahamian	90,500	59,999	150,499
Mark Emkjer	62,750	59,999	122,749
Larry Ferguson	75,500	59,999	135,499
Charles M. Gillman(3)	40,500	—	40,500
Gus D. Halas	77,250	59,999	137,249
Thomas A. Watford	80,500	59,999	140,499
__________________

(1)
The stock awards reflected in this column were granted under the 2011 Plan. Stock awards under the plan are normally made in June of each year. The amounts shown represent the aggregate grant date fair value of the stock awards, as computed in accordance with FASB ASC Topic 718. Each director received 33,333 shares of restricted stock in 2016.

(2)
Total compensation excludes reimbursements of expenses incurred by the directors in attending Board meetings and carrying out their other duties as directors. For each director, such reimbursements totaled less than $13,000 during 2016.

(3)	Mr. Gillman ceased being a member of the Board of Directors in June 2016.
Director and Officer Indemnification
The Company has agreed to indemnify each of its directors and executive officers for all expenses actually and reasonably incurred in defending or settling an action to which such person is a party or threatened to be made a party or is otherwise involved because of his or her status as a director or officer of the Company. If the action is brought by or in the right of the Company, the indemnification must be made only if such person acted in good faith, for a purpose reasonably believed to be in the best interest of the Company (or, in the case of service to another entity, not opposed to the interest of the Company).

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information relating to our equity compensation plans as of December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders(1)	403,986	$4.62	299,041
Equity compensation plans not approved by security holders	____	____	____
__________________

(1)
As of December 31, 2016, the 2011 Plan, the 2008 Plan, and the 2007 Plan were the three equity compensation plans that were in effect and under which the Company may make future awards. The number of shares available for grant under each plan as of December 31, 2016, is as follows: 2011 Plan –239,028; 2008 Plan – 36,013; 2007 Plan – 24,000.

BENEFICIAL OWNERSHIP TABLE

The table below sets forth information available to us as of April 15, 2017, regarding the beneficial ownership of our common stock by (i) each person, or group of affiliated persons, known by us to beneficially own more than five percent (5%) of the outstanding shares of our common stock, (ii) each of our directors and director nominees, (iii) each of our named executive officers listed in the Summary Compensation Table located elsewhere in this proxy statement, and (iv) all of our directors and executive officers as a group.

The information in the table has been presented in accordance with SEC rules and is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC’s rules, a person is deemed to own beneficially all securities as to which that person owns or shares voting or dispositive power, as well as all securities which such person may acquire within 60 days through the exercise of currently available conversion rights or options. If two or more persons share voting or dispositive power with respect to specific securities, all of such persons may be deemed to be the beneficial owner of such securities. Information with respect to persons other than the holders listed in the table below that share beneficial ownership with respect to the securities shown is set forth in certain of the footnotes to the table.

Except as otherwise noted, the number of shares owned and percentage ownership in the following table is based on 12,167,349 shares of common stock outstanding on April 15, 2017, plus 179,800 shares that certain executive officers have the right to acquire within 60 days of April 15, 2017, upon the exercise of outstanding options.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Common Stock Outstanding

5% Shareholders:
John Pappajohn 666 Walnut Street, Suite 2116 Des Moines, IA 50309	1,750,930(1)	14.18%
Brio Capital Master Fund Ltd 100 Merrick Road, Suite 401W Rockville Centre, NY 11570	757,279(2)	6.13%
200 NNH LLC 801 S. Chevy Chase Drive, Suite #30 Glendale, California 91205	666,667(3)	5.40%
Bard Associates, Inc. 135 South LaSalle Street, Suite 3700 Chicago, IL 60603	663,379(4)	5.37%

Named Executive Officers, Directors and Nominees for Director:
Ronald V. Aprahamian	569,056(5)	4.61%
Steven R. Balthazor	30,331(6)	*
Henry E. Dubois	246,421(7)	2.00%
Mark J. Emkjer	48,158	*
Larry Ferguson	75,976	*
Gus D. Halas	87,000	*
Thomas Watford	55,832	*

All Directors and Executive Officers as a Group (7 persons)	1,112,773	9.01%
__________________

*	Represents less than one percent of the outstanding shares of our common stock.

(1)	John Pappajohn filed a Schedule 13G on April 21, 2017, disclosing that it has sole voting and dispositive power with respect to these shares.

(2)	Brio Capital Master Fund Ltd filed a Schedule 13G on March 22, 2017, disclosing that it has sole voting and dispositive power with respect to these shares.

(3)	200 NNH LLC filed a Schedule 13D on April 6, 2016, disclosing that it has sole voting and dispositive power with respect to these shares.

(4)	Bard Associates, Inc. filed a Schedule 13G on February 14, 2017, disclosing that it has sole voting power over 40,000 of these shares and sole dispositive power over all of these shares.

(5)	Includes 60,000 shares held by Mr. Aprahamian as trustee for his late mother’s trust.

(6)	Includes 23,200 shares that Mr. Balthazor has the right to acquire within 60 days of April 15, 2017, upon the exercise of outstanding options.

(7)	Includes 156,600 shares that Mr. Dubois has the right to acquire within 60 days of April 15, 2017, upon the exercise of outstanding options.

ITEM 13	Certain Relationships and Related Transactions, and Director Independence

Our Board has adopted a policy regarding transactions with related persons that specifies the procedures to be followed by the Governance and Nominating Committee of the Board in considering, and determining whether to approve or ratify, a transaction with a related person. For purposes of the policy statement, a “related person” is defined to mean:

•	any person who is or was (since the beginning of our most recently completed fiscal year) a director, nominee for director or executive officer of the Company or any subsidiary of the Company;

•	any person (including an entity or group) who is the beneficial owner of more than 5% of any class of the our voting securities;

•
any individual who is an immediate family member of any such person (i.e., such person’s spouse, either parent, a step-parent, a child or stepchild, sibling, mother or father-in-law, brother or sister-in-law, son or daughter-in-law, or any person sharing the household of such person); or

•
any firm, corporation or other entity in which any such person serves as an executive officer or general partner or, together with any other persons described above, owns 10% or more of the equity interests of that firm, corporation or other entity.

The policy statement stipulates that each member of the Board and/or management is to provide the Governance and Nominating Committee of the Board with any and all information pertaining to any proposed or existing related person transaction promptly after becoming aware of such transaction. Upon being advised of the transaction, the Governance and Nominating Committee will consider, among other things:

•	the nature of the interest the related person has in the transaction;

•	the materiality of the interest the related person has or may have in the transaction;

•	the approximate dollar amount of the transaction;

•	whether the transaction is fair to the Company;

•	whether the transaction is on terms no less favorable than those generally available to unaffiliated third parties under the same or similar circumstances;

•	the significance of the transaction to investors in light of all the circumstances; and

•	whether the transaction would present a conflict of interest for a director or executive officer, as set forth in the Company’s Code of Conduct and Ethics, or violate any other provision of such code.

If the Governance and Nominating Committee determines to approve or ratify the transaction, the committee is to provide the Board with a report consisting of the facts relating to the transaction considered by the committee, the material terms and business purpose of the transaction, the benefits to the Company and to the related person, and whether the transaction requires a waiver of the Company’s Code of Conduct and Ethics. The report shall also indicate the basis for the committee’s approval or ratification of the transaction.

There were no “related person” transactions arising or existing during 2016 or 2015, nor any currently proposed transactions, requiring disclosure under the applicable NYSE MKT listing standards, SEC rules and regulations or the Company’s policies and procedures.

ITEM 14	Principal Accountant Fees and Services

The following table presents the fees for professional services rendered by Mayer Hoffman McCann P.C. ("MHM") and KPMG LLP ("KPMG") for the audit of our annual consolidated financial statements for the years ended December 31, 2016 and 2015, and fees for other services rendered by MHM and KPMG during those periods.

Type of Fees	Fiscal Year Ended December 31, 2016	Fiscal Year Ended December 31, 2015
Audit Fees(1)	$504,853	$614,703
Audit-Related Fees	-	-
Tax Fees(2)	$50,896	$80,000
Total Fees	$555,749	$694,703
__________________

(1)
This category includes fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and additional billings for non-routine and other matters subject to audit during these years. The audit fees incurred in 2016 were comprised of $392,603, which were incurred by Mayer Hoffman McCann P.C. from the time of appointment on May 16, 2016, and $112,250 incurred by KPMG LLP. The fees in 2015 were incurred by KPMG LLP.

(2)	Tax fees in each of 2016 and 2015 consist of fees for tax compliance and general tax consulting services.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee, in accordance with its charter, reviews and pre-approves all audit and permissible non-audit services provided by MHM, our independent registered public accounting firm, and the related fees to provide such services. By resolution of the Audit Committee, the chair of the Audit Committee may approve dollar amounts in excess of the fees established in such resolution(s), subject to ratification by the full committee at its next regular meeting. At subsequent Audit Committee meetings, the Audit Committee receives updates on services being provided by the independent registered public accounting firm, and management may present additional services for approval. All services being provided by the independent registered public accounting firm are regularly reviewed. For 2016, all audit and non-audit services provided by MHM were approved in advance by the Audit Committee.

The Audit Committee has considered whether provision of the above non-audit services is compatible with maintaining MHM’s independence and has determined that such services are compatible with maintaining MHM’s independence.

MHM leases substantially all of its personnel, who work under the control MHM shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

Part IV

ITEM 15	Exhibits and Financial Statement Schedules

(a) The following exhibits are filed as part of this report:

Exhibit Number	Item
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

_______                                                                                                                                                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOPER HOLMES, INC.
(Registrant)

May 1, 2017	By:	/s/ Henry E. Dubois
Henry E. Dubois
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Henry E. Dubois	Chief Executive Officer;	May 1, 2017
Henry E. Dubois	Director

/s/ Ronald V. Aprahamian		May 1, 2017
Ronald V. Aprahamian	Director

/s/ Mark Emkjer		May 1, 2017
Mark Emkjer	Director

/s/ Larry Ferguson		May 1, 2017
Larry Ferguson	Director

/s/ Gus D. Halas		May 1, 2017
Gus D. Halas	Director

/s/ Thomas A. Watford		May 1, 2017
Thomas A. Watford	Director

/s/ Steven R. Balthazor	Chief Financial and	May 1, 2017
Steven R. Balthazor	Accounting Officer