Form 10-Q
period 2017-03-31
HOOPER HOLMES INC
filed 2017-05-15
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017
or
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Registrant's $.04 par value common stock as of May 12, 2017, was 25,488,697 shares.

1

HOOPER HOLMES, INC. AND SUBSIDIARIES

2

PART I - Financial Information

Item 1. Financial Statements (unaudited)

Hooper Holmes, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$226	$1,866
Accounts receivable, net of allowance for doubtful accounts of $55 and $43 at March 31, 2017 and December 31, 2016, respectively	5,695	4,155
Inventories	1,140	1,112
Other current assets	322	345
Total current assets	7,383	7,478

Property, plant and equipment	8,507	8,460
Less: Accumulated depreciation and amortization	6,998	6,700
Property, plant and equipment, net	1,509	1,760

Intangible assets, net	3,706	4,031
Goodwill	633	633
Other assets	372	352
Total assets	$13,603	$14,254

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$6,445	$6,612
Accrued expenses	1,901	1,747
Short-term debt	6,686	5,821
Other current liabilities	2,811	2,621
Total current liabilities	17,843	16,801
Other long-term liabilities	415	317
Commitments and contingencies (Note 9)

Stockholders' deficit:
Common stock, par value $.04 per share; Authorized: 240,000,000 shares; Issued: 12,167,349 shares at March 31, 2017, and 10,103,525 shares at December 31, 2016; Outstanding: 12,167,349 shares at March 31, 2017, and 10,103,525 shares at December 31, 2016	487	404
Additional paid-in capital	167,339	166,084
Accumulated deficit	(172,481)	(169,352)
Total stockholders' deficit	(4,655)	(2,864)
Total liabilities and stockholders' deficit	$13,603	$14,254

See accompanying notes to unaudited condensed consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenues	$7,601	$7,241
Cost of operations	5,909	5,781
Gross profit	1,692	1,460
Selling, general and administrative expenses	3,480	3,827
Transaction costs	682	108
Operating loss from continuing operations	(2,470)	(2,475)
Interest expense, net	767	789
Loss from continuing operations before taxes	(3,237)	(3,264)
Income tax expense	5	5
Loss from continuing operations	(3,242)	(3,269)

Discontinued operations:
Gain (loss) from discontinued operations	113	(159)
Net loss	$(3,129)	$(3,428)

Basic and diluted loss per share:
Continuing operations
Basic	$(0.30)	$(0.41)
Diluted	$(0.30)	$(0.41)
Discontinued operations
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)
Net loss
Basic	$(0.29)	$(0.43)
Diluted	$(0.29)	$(0.43)

Weighted average number of shares - Basic	10,814,398	8,056,547
Weighted average number of shares - Diluted	10,814,398	8,056,547
See accompanying notes to unaudited condensed consolidated financial statements.

 Hooper Holmes, Inc.
Condensed Consolidated Statement of Stockholders’ Deficit
(unaudited)
 (in thousands, except share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2016	10,103,525	$404	$166,084	$(169,352)	$(2,864)
Net loss	—	—	—	(3,129)	(3,129)
Issuance of common stock and warrants, net of issuance costs	2,057,824	83	1,217	—	1,300
Share-based compensation	6,000	—	38	—	38
Balance, March 31, 2017	12,167,349	$487	$167,339	$(172,481)	$(4,655)
See accompanying notes to unaudited condensed consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,129)	$(3,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	623	701
Other debt related costs included in interest expense	548	518
Provision for (recovery of) bad debt expense	13	(11)
Share-based compensation expense	38	80
Issuance of common stock in connection with First Amendment to Credit Agreement	—	150
Change in assets and liabilities:
Accounts receivable	(1,553)	(124)
Inventories	(28)	(116)
Other assets	(27)	(17)
Accounts payable, accrued expenses and other liabilities	276	(1,143)
Net cash used in operating activities	(3,239)	(3,390)
Cash flows from investing activities:
Capital expenditures	(89)	(166)
Net cash used in investing activities	(89)	(166)
Cash flows from financing activities:
Borrowings under credit facility	7,077	8,573
Payments under credit facility	(6,689)	(9,207)
Principal payments on Term Loan	—	(526)
Issuance of common stock and warrants, net of issuance costs	1,300	4,712
Net cash provided by financing activities	1,688	3,552

Net decrease in cash and cash equivalents	(1,640)	(4)
Cash and cash equivalents at beginning of period	1,866	2,035
Cash and cash equivalents at end of period	$226	$2,031

Supplemental disclosure of non-cash investing activities:
Fixed assets vouchered but not paid	$46	$16
Supplemental disclosure of cash paid during period for:
Income taxes	$23	$16
Interest	$241	$240
See accompanying notes to unaudited condensed consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
March 31, 2017
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

The Company operates under one reporting segment. The Company's screening services are subject to some seasonality, with the third and fourth quarters typically being the strongest quarters due to increased demand for screenings from mid-August through November related to annual benefit renewal cycles. The Company's health and wellness service operations are more constant, though there are some variations due to the timing of the health coaching programs, which are billed per participant and typically start shortly after the conclusion of onsite screening events. In addition to its screening and health and wellness services, the Company generates ancillary revenue through the assembly of medical kits for sale to third parties.

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2016 Annual Report on Form 10-K, filed with the SEC on March 9, 2017, and the Company's 2016 Annual Report on Form 10-K/A, filed with the SEC on May 1, 2017 .

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

The results of operations for the three month periods ended March 31, 2017 and 2016 are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

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

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory", which changes the measurement basis for inventory from the lower of cost or market to lower of cost and net realizable value and also eliminates the requirement for companies to consider replacement cost or net realizable value less an approximate normal profit margin when determining the recorded value of inventory. The standard was effective for public companies in fiscal years beginning after December 15, 2016, with early adoption permitted.  The implementation of this ASU did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting (Topic 718)", which is intended to simplify the accounting for share-based compensation. This standard simplifies the accounting for income taxes in relation to share-based compensation, modifies the accounting for forfeitures, and modifies the statutory tax withholding requirements. This standard was effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The implementation of this ASU did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Note 2: Liquidity and Going Concern Assessment

The Company's primary sources of liquidity are cash and cash equivalents as well as availability under a Credit and Security Agreement (the "2016 Credit and Security Agreement") with SCM Specialty Finance Opportunities Fund, L.P. ("SCM"). The Company has historically used availability under a revolving credit facility to fund operations due to a lag between the payment of certain operating expenses and the subsequent billing and collection of the associated revenue based on customer payment terms. To illustrate, in order to conduct successful screenings, the Company must expend cash to deliver the equipment and supplies required for the screenings. The Company must also expend cash to pay the health professionals and site management conducting the screenings. All of these expenditures are incurred in advance of the customer invoicing process and ultimate cash receipts for services performed. Given the seasonal nature of the Company's operations, management expects to continue using a revolving credit facility in 2017 and beyond.

Going Concern

In accordance with ASC 205-40, the following information reflects the results of management’s assessment of the Company's ability to continue as a going concern.

Principal conditions or events that require management's consideration

Following are conditions and events which require management's consideration:

•
The Company had a working capital deficit of $10.5 million with $0.2 million in cash and cash equivalents at March 31, 2017. The Company had $4.9 million of payables at March 31, 2017, that were past due-date terms. The Company is working with its vendors to facilitate revised payment terms; however, the Company has had certain vendors who have threatened to terminate services due to aged outstanding payables and in order to accelerate invoice payments.  If services were terminated and the Company wasn’t able to find alternative sources of supply, this could have a material adverse impact on the Company’s business.

•
The Company's net cash used in operating activities during the three month period ended March 31, 2017, was $3.2 million, and without giving consideration to the Merger mentioned below, current projections indicate that the Company will have continued negative cash flows for the foreseeable future.

•
The Company incurred a loss from continuing operations of $3.2 million for the three month period ended March 31, 2017, and without giving consideration to the Merger mentioned below, current projections indicate that the Company will have continued recurring losses for the foreseeable future.

•
The Company had $4.0 million of outstanding borrowings under the 2016 Credit and Security Agreement with SCM, with unused borrowing capacity of $0.2 million as of March 31, 2017. As of May 12, 2017, after the close of the Merger mentioned below, on a combined basis, the Company had borrowed the maximum available amount under the borrowing capacity. Any borrowings on the unused borrowing capacity are at the discretion of SCM.

•
The Company owed approximately $3.7 million at March 31, 2017, under an existing term loan (the "Term Loan"), which is governed by the terms of a credit agreement (the "Credit Agreement") with SWK Funding LLC ("SWK") and was used to fund the cash component of the acquisition of Accountable Health Solutions, Inc. ("AHS") (the "Acquisition") in 2015.

•
Each of these debt agreements described above contain certain financial covenants, including various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements, which the Company did not comply with as of March 31, 2017, and current projections indicate that it will not be able to meet the current June 30, 2017, debt covenants outlined in Note 8 to the condensed consolidated financial statements. However, in conjunction with the Merger Agreement (defined below), the March 31, 2017, covenant violations have been waived and the covenants going forward were revised (see revised covenants in Note 12 to the condensed consolidated financial statements). The Company does anticipate meeting the revised covenants going forward. Noncompliance with these covenants constitutes an event of default. If the Company is unable to comply with financial covenants in the future and in the event that it was unable to modify the covenants, find new or additional lenders, or raise additional equity, SCM reserves the right to terminate access to the unused borrowing capacity under the 2016 Credit and Security Agreement, while both lenders reserve the right to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on the Company's business. Additionally, the negative covenants set forth in these debt agreements with SCM and SWK prohibit the Company from incurring additional debt of any kind without prior approval from the lenders. For additional information regarding the 2016 Credit and Security Agreement, the Credit Agreement, and the related covenants, refer to Note 8 to the condensed consolidated financial statements.

•	The Company has contractual obligations related to an operating lease for the Company's headquarters and employment contracts which could adversely affect liquidity.

Management's plans

The Company expects to continue to monitor its liquidity carefully, work to reduce this uncertainty, and address its cash needs through a combination of one or more of the following actions:

•
On May 11, 2017, the Company closed the merger agreement (the "Merger Agreement" or the "Merger") with Piper Merger Corp., Provant Health Solutions, LLC, and Wellness Holdings, LLC (collectively, "Provant") that had been previously signed on March 7, 2017. In conjunction with the Merger, new debt agreements were signed which reset all of the debt covenants, and the Company anticipates being able to meet the revised covenants. The Company expects the Merger to increase the scale of the Company, improving gross margins due to combined revenues and operational synergies decreasing costs. While the Company expects its financial condition to improve after the Merger, Provant has a history of operating losses as well, and the Company will be incurring significant costs and additional debt for the transaction. See Part II, Item 1A, Risk Factors and Note 12 to the condensed consolidated financial statements for further discussion.

•
The Company will continue to seek additional equity investments. During the three month period ended March 31, 2017, the Company was able to raise $1.3 million of additional equity through the issuance of common stock and warrants, net of issuance costs.

•
As discussed in Note 9 to the condensed consolidated financial statements, the Company reached settlement agreements for the remaining lease obligations owed under three operating leases for spaces the Company no longer utilizes. The terms of the three lease settlements reduce the Company's obligation by approximately $0.7 million compared to the original stated lease terms.

•	The Company will continue to aggressively seek new and return business from its existing customers and expand its presence in the health and wellness marketplace;

•
The Company will continue to analyze and implement further cost reduction initiatives and efficiency improvements (see Note 9 to the condensed consolidated financial statements), including post-closing synergies related to the Merger.

Management's assessment and conclusion

Management has determined, based on its recent history and liquidity issues, that it is not probable that management's plans will sufficiently alleviate or mitigate, to a sufficient level the relevant conditions or events noted above. Accordingly, management of the Company has concluded that there is substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are available to be widely distributed to all shareholders and other financial statement users.

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Note 3:	Loss Per Share

Basic loss per share equals net loss divided by the weighted average common shares outstanding during the period.  Diluted loss per share equals net loss divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. The calculation of loss per common share on a basic and diluted basis was the same for the three month periods ended March 31, 2017 and 2016, because the inclusion of dilutive common stock equivalents, the SWK Warrant #1 (as defined in Note 8 to the condensed consolidated financial statements) issued in connection with the Acquisition, and the warrants that were issued beginning on March 2, 2017 (the "2017 Private Offering Warrants") in a private offering to various investors (the "2017 Private Offering") would have been anti-dilutive for all periods presented. The Company has granted options to purchase shares of the Company's common stock through employee stock plans with the weighted average options outstanding as of March 31, 2017 and 2016, of 399,058 and 297,071, respectively, as well as the SWK Warrant #1 to purchase 543,479 shares issued to SWK, and the 2017 Private Offering Warrants to purchase 856,250 shares issued in the 2017 March Private Offering, all of which were outstanding as of March 31, 2017, but are anti-dilutive because the Company is in a net loss position.

The 2017 Private Offering Warrants have a strike price of $1.35 per share and are exercisable for a period of four years from the date of issuance but are not exercisable during the first six months after closing of the 2017 Private Offering. The Company issued 1,712,500 shares and 856,250 warrants in the 2017 Private Offering for proceeds of $1.3 million, net of issuance costs. The warrants issued in September 2016 were canceled as part of the 2017 Private Offering.

Note 4: Share-Based Compensation

Employee Share-Based Compensation Plans - On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the "2008 Plan") providing for the grant of stock options, stock appreciation rights, non-vested stock, and performance shares. The 2008 Plan provides for the issuance of an aggregate of 333,333 shares. There were no options for the purchase of shares granted under the 2008 Plan during the three month period ended March 31, 2017. During the three month period ended March 31, 2016, the Company granted 53,333 options for the purchase of shares under the 2008 Plan. As of March 31, 2017, 42,650 shares remain available for grant under the 2008 Plan.

On May 24, 2011, the Company's shareholders approved the 2011 Omnibus Employee Incentive Plan (as subsequently amended and restated (the "2011 Plan"), providing for the grant of stock options and non-vested stock awards. The 2011 Plan provides for the issuance of an aggregate of 633,333 shares. During the three month periods ended March 31, 2017 and 2016, there were no options for the purchase of shares granted under the 2011 Plan. During the three month period ended March 31, 2017, the Company granted a total of 6,000 stock awards under the 2011 Plan to a non-employee observer of the Board of Directors that immediately vested. There were no stock awards granted under the 2011 Plan during the three month period ended March 31, 2016. As of March 31, 2017, 233,028 shares remain available for grant under the 2011 Plan.

Options under the 2008 and 2011 Plans are granted at fair value on the date of grant, are exercisable in accordance with various vesting schedules specified in the individual grant agreements, and have contractual lives of 10 years from the date of grant.

The following table summarizes stock option activity for the three month period ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2016	403,986	$4.62
Granted	—	—
Exercised	—	—
Forfeited and Expired	(6,637)	1.93
Outstanding balance at March 31, 2017	397,349	4.67	7.81	$0
Options exercisable at March 31, 2017	224,024	$6.41	6.96	$0

There were no options exercised during the three month periods ended March 31, 2017 and 2016. Options for the purchase of an aggregate of 27,770 shares of common stock vested during the three month period ended March 31, 2017, and the aggregate fair value at grant date of these options was $0.1 million. As of March 31, 2017, there was approximately $0.2 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 1.69 years.
The Company recorded $0.1 million of share-based compensation expense in selling, general and administrative expenses for the three month periods ended March 31, 2017 and 2016.

Note 5: Inventories

Included in inventories at March 31, 2017, and December 31, 2016, are $0.6 million and $0.7 million, respectively, of finished goods and $0.5 million and $0.4 million, respectively, of components.

Note 6: Goodwill and Other Intangible Assets

The Company recorded Goodwill of $0.6 million as of March 31, 2017 and December 31, 2016.

Intangible assets subject to amortization are amortized on a straight-line basis, with the estimated useful life for the wellness portal and customer relationships as 4 years and 8 years, respectively. Intangible assets are summarized in the table below:

	March 31, 2017			December 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangibles Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangibles Assets, net
Portal	$4,151	$2,029	$2,122	$4,151	$1,770	$2,381
Customer relationships	2,097	513	1,584	2,097	447	1,650
Total	$6,248	$2,542	$3,706	$6,248	$2,217	$4,031

Amortization expense for each of the three month periods ended March 31, 2017 and 2016 was $0.3 million.

Based on the Company's recent financial performance and negative shareholders' equity, management determined a review of impairment of the Company's long-lived intangible assets was necessary as of March 31, 2017. The Company performed an assessment of the recoverability of the long-lived intangible assets and determined they were recoverable, and thus no impairment charge for long-lived intangible assets was required at March 31, 2017.

Note 7: Restructuring Charges

At March 31, 2017, there was an immaterial liability from outstanding deposits related to the Portamedic branch closures which is recorded in other current liabilities in the accompanying condensed consolidated balance sheet. The $0.4 million facility closure obligation at December 31, 2016, related to a lease for the discontinued Hooper Holmes Services operations center was released, as a settlement agreement between the parties for the remaining lease obligation was mutually agreed upon. A $0.1 million gain from discontinued operations was recorded during the three month period ended March 31, 2017, based on the settlement agreement, and the net lease settlement subtenant receivable and liability of $0.4 million was accrued in accounts receivable and other current and long-term liabilities in the accompanying condensed consolidated balance sheet. The following table provides a summary of the activity in the facility closure obligation for the three month period ended March 31, 2017:

(in thousands)	December 31, 2016	Adjustments	Payments	March 31, 2017
Facility closure obligation	$372	$(173)	$(197)	$2

Note 8: Debt

As of March 31, 2017, the Company maintained the 2016 Credit and Security Agreement and the Term Loan provided by the Credit Agreement. The following table summarizes the Company's outstanding borrowings:

(in thousands)	March 31, 2017	December 31, 2016

2016 Credit and Security Agreement	$3,991	$3,603
Term Loan	3,676	3,676
Discount on Term Loan	(755)	(1,122)
Unamortized debt issuance costs related to Term Loan	(226)	(336)
Total debt	6,686	5,821
Short-term portion	(6,686)	(5,821)
Total long-term debt, net	$—	$—

The following table summarizes the components of interest expense for the three month periods ended March 31, 2017 and 2016:

(in thousands)	Three Months Ended
	March 31,
	2017	2016
Interest expense on Term Loan (effective interest rate at March 31, 2017 and 2016 was 15%)	$138	$180
Interest expense on 2013 Loan and Security Agreement	—	32
Interest expense on 2016 Credit and Security Agreement	81	—
Accretion of termination fees (over term of Term Loan at rate of 8%)	41	46
Amortization of debt issuance costs	140	61
Amortization of debt discount associated with SWK Warrants #1 and #2 (defined below)	367	411
Mark to market of SWK Warrant #2 (defined below)	—	59
Total	$767	$789

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

Under the terms of the 2016 Credit and Security Agreement, SCM makes cash advances to the Company in an aggregate principal at any one time outstanding not to exceed $7 million, subject to certain loan balance limits based on the value of the Company’s eligible collateral (the “Revolving Loan Commitment Amount”). The 2016 Credit and Security Agreement has a term of three years, expiring on April 29, 2019. As of March 31, 2017, the Company had $4.0 million of outstanding borrowings under the 2016 Credit and Security Agreement with unused borrowing capacity of $0.2 million. As of May 12, 2017, after the close of the Merger, on a combined basis, the Company had borrowed the maximum available amount under the borrowing capacity. Any borrowings on the unused borrowing capacity are at the discretion of SCM.

Borrowings under the 2016 Credit and Security Agreement bear interest at a fluctuating rate that when annualized is equal to the Prime Rate plus 5.5%, subject to increase in the event of a default. The Company paid SCM a $0.1 million facility fee, and monthly, SCM will receive an unused line fee equal to one-half of one percent (0.5%) per annum of the difference derived by subtracting (i) the greater of (x) the average daily outstanding balance under the Revolving Facility during the preceding month and (y) the Minimum Balance, from (ii) the Revolving Loan Commitment Amount and also a collateral management fee equal to one-half of one percent (0.5%) per annum of the Revolving Loan Commitment Amount. As of March 31, 2017, the remaining balance in debt issuance costs recorded in Other Assets on the condensed consolidated balance sheet was $0.2 million.

Borrowings under the Agreement are secured by a security interest in all existing and after-acquired property of the Company, including, but not limited to, its receivables (which are subject to a lockbox account arrangement), inventory, and equipment.

On November 15, 2016, the Company entered into the Second Amendment to Credit and Security Agreement (the “Second Amendment”) with SCM. The Second Amendment revised the previous covenants, and contains customary representations and warranties and various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements. Noncompliance with these covenants constitutes an event of default. Minimum aggregate revenue must not be less than $41.0 million for the twelve months ending March 31, 2017, and $42.0 million for the twelve months ending each fiscal quarter thereafter. Adjusted EBITDA must not be less than $0.5 million for the twelve months ending March 31, 2017, $0.9 million for the twelve months ending June 30, 2017, and $2.5 million for the twelve months ending each fiscal quarter thereafter. In addition, consolidated unencumbered liquid assets must not be less than $0.75 million on the last day of the fiscal quarter ending March 31, 2017, and any fiscal quarter thereafter. The Company was not in compliance with the covenants under the Second Amendment as of March 31, 2017, and has entered into the Omnibus Joinder to Loan Documents and Third Amendment to Credit and Security Agreement (the “Third Amendment”) as of May 11, 2017, which provides a waiver related to the measurement period ended March 31, 2017, and revised the covenants going forward (see revised covenants in Note 12 to the condensed consolidated financial statements). If the Company continues to be unable to comply with financial covenants in the future and in the event that the Company was unable to modify the covenants or find new or additional lenders, it would be considered in default, which would then enable the lenders to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on the Company's business.

Credit Agreement

In order to fund the Acquisition, the Company entered into the Credit Agreement with SWK on April 17, 2015, as amended on February 25, 2016, March 28, 2016, August 15, 2016, and November 15, 2016. The Credit Agreement provides the Company with a $5.0 million Term Loan. The proceeds of the Term Loan were used to fund the Acquisition and general corporate purposes. The Company paid SWK an origination fee of $0.1 million. The Term Loan is due and payable on April 17, 2018. The Company is required to make quarterly revenue-based payments in an amount equal to eight and one-half percent (8.5%) of yearly aggregate revenue up to and including $20 million, seven percent (7%) of yearly aggregate revenue greater than $20 million up to and including $30 million, and five percent (5%) of yearly aggregate revenue greater than $30 million. The revenue-based payment will be applied to fees and interest, and any excess to the principal of the Term Loan. Revenue-based payments commenced in February 2016, and the maximum principal portion of the aggregate revenue-based payment is capped at $0.6 million per quarter. During the three month period ended March 31, 2017, the Company did not make a principal payment as SWK agreed to waive the payment due to the ongoing negotiations regarding the Merger described in Note 12 to the condensed consolidated financial statements.

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

In connection with the execution of the Credit Agreement, the Company issued SWK a warrant (the "SWK Warrant #1") to purchase 543,479 shares of the Company’s common stock. As part of the conditions in the Third Amendment to Credit Agreement and Limited Waiver and Forbearance (the “Third Amendment”) dated August 15, 2016, the Company modified the exercise price of the SWK Warrant #1 to $1.30 per share, recording the change in fair value of the SWK Warrant #1 of $0.3 million in accumulated paid-in capital in the condensed consolidated balance sheet. The SWK Warrant #1 is exercisable after October 17, 2015, and up to and including April 17, 2022. The SWK Warrant #1 is exercisable on a cashless basis. The exercise price of the warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like. The warrant grants the holder certain piggyback registration rights. The warrant was considered equity classified, and as such, the Company allocated the proceeds from the Term Loan to the warrant using the relative fair value method. Further, pursuant to the Credit Agreement, if the 2013 Loan and Security Agreement was not repaid in full and terminated, and all liens securing the 2013 Loan and Security Agreement were not released, on or prior to April 30, 2016, as amended in the First Amendment to the Credit Agreement dated February 25, 2016, the Company agreed to issue an additional warrant (the “SWK Warrant #2”) to SWK to purchase common stock valued at $1.25 million, with an exercise price of the closing price on April 30, 2016. In accordance with the relevant accounting guidance, the SWK Warrant #2 was determined to be an embedded derivative. The fair value of both of the SWK warrants at the inception of the Credit Agreement of approximately $3.6 million was recorded as a debt discount, and is being amortized through interest expense over the term of the Credit Agreement using the effective interest method. The Company valued both warrants using the Black-Scholes pricing model, which utilizes Level 3 Inputs. For the SWK Warrant #1, the Company utilized volatility of 85.0%, a risk-free rate of 1.4%, dividend rate of zero, and term of 7 years, which is consistent with the exercise period of the Warrant. For the SWK Warrant #2, the Company utilized volatility of 80.0%, a risk-free rate of 2.1%, dividend rate of zero, and term of 7 years, which is consistent with the exercise period of the warrant. The requirement of the Company to issue the SWK Warrant #2 was eliminated when the Company entered into the 2016 Credit and Security Agreement with SCM, which is discussed further above.

On March 28, 2016, the Company entered into the Second Amendment to the Credit Agreement (the "Second Amendment") which required the Company to issue shares of its common stock, $0.04 par value, with a value of $0.1 million to SWK, which the Company issued during the first quarter of 2016 and recorded the debt issuance costs as a direct deduction to short-term debt on the condensed consolidated balance sheet as of December 31, 2016.

On November 15, 2016, the Company entered into the Fourth Amendment to Credit Agreement (the "Fourth Amendment") with SWK. The Fourth Amendment revised the previous covenants, and contains customary representations and warranties and various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements. Noncompliance with these covenants constitutes an event of default. Minimum aggregate revenue must not be less than $41.0 million for the twelve months ending March 31, 2017, and $42.0 million for the twelve months ending each fiscal quarter thereafter. Adjusted EBITDA must not be less than $0.5 million for the twelve months ending March 31, 2017, $0.9 million for the twelve months ending June 30, 2017, and $2.5 million for the twelve months ending each fiscal quarter thereafter. In addition, consolidated unencumbered liquid assets must not be less than $0.75 million on the last day of the fiscal quarter ending March 31, 2017, and any fiscal quarter thereafter. The Company was not in compliance with the covenants under the Fourth Amendment as of March 31, 2017, and has entered into the Amended and Restated Credit Agreement (the “A&R Credit Agreement”) as of May 11, 2017, which provides a waiver related to the measurement period ended March 31, 2017, and revised the covenants going forward (see revised covenants in Note 12 to the condensed consolidated financial statements). If the Company continues to be unable to comply with financial covenants in the future and in the event that the Company was unable to modify the covenants or find new or additional lenders, it would be considered in default, which would then enable the lenders to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on the Company's business.

Note 9: Commitments and Contingencies

Lease obligations

The Company leases its corporate headquarters in Olathe, Kansas under an operating lease which expires in 2018. As of March 31, 2017, the Company was in default on two leased properties assigned to the Company through the Acquisition in Des Moines, IA and Indianapolis, IN under operating leases which also expire in 2018. The Company determined that neither lease was necessary for its operations, thus, in April 2017, settlement agreements for the remaining lease obligations were reached with both landlords, curing the defaults. As the loss on the Des Moines lease settlement was probable and reasonably estimable as of March 31, 2017, the Company recorded $0.1 million in selling, general and administrative expenses during the three month period ended March 31, 2017, to fully reflect the settlement liability.

The Company was under obligation under a lease related to the discontinued Hooper Holmes Services operations center through 2018 and had ceased use of this facility, and on March 9, 2017, the parties to the lease reached a settlement agreement for the remaining lease obligation. A $0.1 million gain from discontinued operations was recorded during the three month period ended March 31, 2017, based on the settlement agreement, and the net lease settlement subtenant receivable and liability of $0.4 million was accrued in accounts receivable and other current and long-term liabilities in the accompanying condensed consolidated balance sheet. The Company had recorded a facility closure obligation of $0.4 million as of December 31, 2016, related to this lease, which is recorded in other current and long-term liabilities in the accompanying condensed consolidated balance sheet.

The Company also leases copiers and other miscellaneous equipment. These leases expire at various times through 2017.

Employment obligations

The Company has employment agreements with certain employees that provide for payment of base salary for up to a one year period in the event their employment with the Company is terminated in certain circumstances, including following a change in control, as further defined in the agreements.

The Company incurred certain severance and other costs in 2016 related to its ongoing initiatives to increase the flexibility of its cost structure that were recorded in selling, general, and administrative expenses, and at March 31, 2017, the Company recorded a $0.2 million liability related to these initiatives in other current liabilities in the accompanying condensed consolidated balance sheet.

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

On August 5, 2016, the Company agreed to a settlement of $0.45 million related to a lawsuit involving the former Portamedic service line for which the Company retained liability. Accordingly, as of March 31, 2017, and December 31, 2016, the Company has recorded a liability of $0.45 million related to this matter.  The litigation accrual for all periods was included in the other current liabilities line item on the accompanying condensed consolidated balance sheets.  An expense of $0.15 million recorded during the three month period ended March 31, 2016, was included in the discontinued operations line item on the condensed consolidated statement of operations. The claim is not covered by insurance, and the Company incurred legal costs to defend the litigation which are also recorded in discontinued operations during the three month period ended March 31, 2016. There were no such costs incurred during the three month period ended March 31, 2017.

Note 10: Income Taxes

The Company's income tax expense was not material for any period presented in the condensed consolidated statement of operations. No amounts were recorded for unrecognized tax benefits or for the payment of interest and penalties during the three month periods ended March 31, 2017 and 2016. No federal or state tax benefits were recorded relating to the current year loss. The Company continues to believe that a full valuation allowance is required on its net deferred tax assets, with the exception of deferred income tax on the liabilities of certain indefinite-lived intangibles.

The tax years 2013 through 2016 may be subject to federal examination and assessment. Tax years from 2008 through 2012 remain open solely for purposes of federal and certain state examination of net operating loss and credit carryforwards. State income tax returns may be subject to examination for tax years 2012 through 2016, depending on state tax statute of limitations.

As of December 31, 2016, the Company had U.S. federal and state net operating loss carryforwards of $176.2 million and $143.0 million, respectively. There has been no significant change in these balances as of March 31, 2017. The net operating loss carryforwards, if not utilized, will expire in the years 2017 through 2036. No tax benefit has been reported since a full valuation allowance offsets these tax attributes. However, limitations could apply upon the release of the valuation allowance.

Since the Company had changes in ownership during 2015, continuing into 2016 and 2017, additional limitations under IRC Section 382 of the Internal Revenue Code of 1986 may apply to the future utilization of certain tax attributes including net operating loss (“NOL”) carryforwards, other tax carryforwards, and certain built-in losses.  Limitations on future net operating losses apply when a greater than 50% ownership change occurs under the rules of IRC Section 382. The Company has not had a formal study completed with respect to IRC Section 382, but the Company did complete its own analysis and determined that there has not been a greater than 50% change in ownership as of March 31, 2017. However, due to the shares issued in connection with the 2017 Private Offering and the Merger discussed in Note 12 to the condensed consolidated financial statements, the Company has determined that it is more likely than not that a greater than 50% change in ownership has occurred as of May 15, 2017. If confirmed, the allowance of future net operating losses will be limited to the market capitalization value multiplied by the “long-term tax-exempt rate” for the month in which the ownership change takes place. It is estimated that the Company would be limited to approximately $0.2 million of NOL per year, and due to expiring net operating loss provisions, the Company has estimated it would be unable to utilize approximately $172.7 million and $140.0 million of remaining federal and state net operating losses, respectively, in the future.

Note 11: Fair Value Measurements

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

The Company estimated the fair value of the Term Loan using Level 3 valuation techniques. The estimated fair value of the Term Loan was determined by discounting future projected cash flows using a discount rate commensurate with the risks involved and by using the Black-Scholes valuation model.

	March 31, 2017			December 31, 2016
(in thousands)	Face Value	Fair Value	Carrying Amount	Face Value	Fair Value	Carrying Amount
Term Loan	$5,000	$4,869	$2,695	$5,000	$4,865	$2,218

Note 12 — Subsequent Events

As discussed in more detail in the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2017, on May 11, 2017, the Company closed the merger agreement (the "Merger Agreement" or the "Merger") with Piper Merger Corp.,

Provant Health Solutions, LLC, and Wellness Holdings, LLC (collectively, "Provant") that had been previously signed on March 7, 2017. As a result of the Merger, Provant became a wholly-owned subsidiary of the Company. As Merger consideration, the Company issued 10,448,849 shares to the Provant equity holders (the “Former Provant Owners”). The Former Provant Owners now hold approximately 49% of the Company’s approximately 25.5 million outstanding shares of common stock at closing.

In order to fund the Merger, the Company entered into the A&R Credit Agreement with SWK which increases the Term Loan balance from $3.7 million to $6.5 million. The A&R Credit Agreement provides the Company a principal repayment holiday until February 2019.  Interest, fees, costs, and expenses are payable quarterly beginning in the third quarter of 2017.  All mandatory payments of principal, interest, fees, costs, and expenses are determined by a revenue-based formula that has been in effect since the original Credit Agreement.  Principal payments, once they begin, are capped at $500,000 per quarter. In addition, SWK is providing a $2.0 million seasonal revolving credit facility, which is guaranteed by the parent company of one of the Former Provant Owners. The Company also entered into the Third Amendment with SCM to expand the Company's revolving credit facility from $7.0 million to $10.0 million with an accordion to $15.0 million during high-volume months. The A&R Credit Agreement and the Third Amendment revised the previous covenants, and contain customary representations and warranties and various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements. Noncompliance with these covenants constitutes an event of default. Minimum aggregate revenue must not be less than $10.5 million for the three months ending June 30, 2017, $26.0 million for the six months ending September 30, 2017, $53.0 million for the nine months ending December 31, 2017, $69.0 million for the twelve months ending March 31, 2018, $70.0 million for the twelve months ending June 30, 2018, $71.0 million for the twelve months ending September 30, 2018, $74.0 million for the twelve months ending December 31, 2018, and $75.0 million for the twelve months ending each fiscal quarter thereafter. Adjusted EBITDA must not be less than $3.0 million for the twelve months ending December 31, 2017, $5.0 million for the twelve months ending March 31, 2018, $5.2 million for the twelve months ending June 30, 2018, $6.0 million for the twelve months ending September 30, 2018, $8.0 million for the twelve months ending December 31, 2018, and $9.0 million for the twelve months ending each fiscal quarter thereafter. In addition, consolidated unencumbered liquid assets must not be less than $0.5 million on the last day of the fiscal quarter ending June 30, 2017, $0.75 million on the last day of the fiscal quarter ending September 30, 2017, and $1.0 million any fiscal quarter thereafter.

In connection with the execution of the A&R Credit Agreement, the Company issued to SWK a Second Amended and Restated Closing Date Warrant (the “A&R Warrant”) to replace its existing warrant to purchase 543,479 shares of the Company’s common stock. Upon exercise of the A&R Warrant, the total number of shares of the Company’s common stock to be issued to SWK will be approximately 1.3 million at an approximate strike price of $0.84 per share.

To fulfill a condition of the A&R Credit Agreement, the Company has issued 4,025,000 shares of its common stock for an aggregate purchase price of $3.2 million between February 1, 2017 and May 11, 2017. These shares were sold at a purchase price of $0.80 per share plus one-half warrant per share with a strike price of $1.35 per share. The Company is required, and intends, to issue shares of its common stock for an additional $280,000 within 90 days following closing of the Merger.

The Company expects the Merger to increase the scale of the Company, improving gross margins due to combined revenues and operational synergies decreasing costs. While the Company expects its financial condition to improve after the Merger, Provant has a history of operating losses as well, and the Company will be incurring significant costs and additional debt for the transaction. See Part II, Item 1A, Risk Factors.

On May 2, 2017, the Company's common stock, par value $.04 per share, began trading on OTCQX Best Market, after voluntarily delisting from the NYSE MKT on May 1, 2017. The Company now trades under the symbol "HPHW" on OTCQX Best Market.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, risks related to customer and supplier concerns about our financial health, our liquidity, uncertainty as to our working capital requirements over the next 12 to 24 months, our ability to maintain compliance with the financial covenants contained in our credit facility and term loan, declines in our business, our competition, our ability to retain and grow our customer base and its related impact on revenue, our ability to recognize operational efficiencies and reduce costs, our ability to realize the expected benefits from the acquisition of Accountable Health Solutions, and such other factors as discussed in Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2016, and similar discussions in our other filings with the Securities and Exchange Commission ("SEC").

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

Overview

Except as specifically noted below, this Item 2 speaks as of March 31, 2017, and does not consider the impact of the Merger (defined below) in which Provant Health Solutions, LLC became our wholly owned subsidiary.

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

Rights Offering

On January 25, 2016, we received $3.4 million, net of $0.1 million issuance costs, in additional equity by issuing 2,601,789 shares of our common stock, $0.04 par value, through a rights offering to current shareholders which was used to fund working capital.

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

Beginning on September 15, 2016, we received $1.7 million in cash, net of issuance costs, in additional equity by issuing 1,388,889 shares of our common stock, $0.04 par value, and warrants (the "2016 Private Offering Warrants") to purchase up to an additional 1,388,889 shares of our common stock at an exercise price of $2.00 per share to various investors in a private offering (the "2016 Private Offering"). The proceeds from the 2016 Private Offering were used to fund working capital.

Beginning on March 2, 2017, we received $1.3 million in cash, net of issuance costs, in additional equity by issuing 1,712,500 shares of our common stock, $0.04 par value, and warrants (the "2017 Private Offering Warrants") to purchase up to an additional 856,250 shares of our common stock at an exercise price of $1.35 per share to various investors in a private offering (the "2017 Private Offering"). The 2017 Private Offering Warrants are exercisable for a period of four years from the date of issuance but are not exercisable during the first six months after closing of the 2017 Private Offering. The 2016 Private Offering Warrants were canceled as part of the 2017 Private Offering and replaced by the 2017 Private Offering Warrants. The proceeds from the 2017 Private Offering were used to fund the Merger discussed in Note 12 to the condensed consolidated financial statements.

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

Merger Agreement

On May 11, 2017, we closed the merger agreement (the "Merger Agreement" or the "Merger") with Piper Merger Corp., Provant Health Solutions, LLC, and Wellness Holdings, LLC (collectively, "Provant") that had been previously signed on March 7, 2017. See Note 12 to the condensed consolidated financial statements for further discussion.

Trading on OTCQX Best Market

On May 2, 2017, our common stock, par value $.04 per share, began trading on OTCQX Best Market, after voluntarily delisting from the NYSE MKT on May 1, 2017. We now trade under the symbol "HPHW" on OTCQX Best Market.

Liquidity

The accompanying financial statements have been prepared assuming that we will continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future). The uncertainty regarding our ability to generate sufficient cash flows and liquidity to fund operations raises substantial doubt about our ability to continue as a going concern within one year after issuance date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 2 to the condensed consolidated financial statements and within the Liquidity and Capital Resources below for further discussion.

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

The United States spends more on healthcare than any other country, with more than 80% of healthcare costs due to chronic conditions. With the focus on health care cost management and the risk of reduced productivity in the workplace from health issues arising among the employee population, we believe employers of all sizes will adopt health and wellness programs at an increasing rate. We expect the market for our services to grow over the next three to five years, and we believe that we are well positioned to increase revenues from our screening and health and wellness services given our unique set of assets, including our proprietary technology platform and our national network of health professionals. However, the success of our business will also depend in part upon the success of our channel partners and their health and care management initiatives to employers.

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

We monitor our operational performance and are constantly refining metrics to improve operational performance. We believe our attention to the details of a screening event, from the set-up, staffing, and post event follow-up, contributes to making our services efficient and effective.

We gained several new customers in 2016, both through our direct sales efforts and through our channel partners, including a large multi-year clinical research study extension, and already have several new opportunities in 2017 in the contracting phase. As previously noted, we also closed a merger agreement on May 11, 2017, that we expect to increase our scale, improving gross margins due to combined revenues and operational synergies decreasing costs. As one of only a few pure-play publicly-traded health and wellness companies that offer a fully-integrated end-to-end solution to our customers, we believe we are positioned to capitalize on market need in 2017 and beyond. While we expect our financial condition to improve after the Merger, Provant has a history of operating losses as well, and we will be incurring significant costs and additional debt for the transaction. See Part II, Item 1A, Risk Factors and Note 12 to the condensed consolidated financial statements for further discussion.

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

We monitor the following key metrics related to our core health and wellness operations:

•	the number of health screenings completed;

•	the number of enrollments in health coaching services;

•	the number of subscribers to the wellness portal services;

•	the quality scores of our health professionals;

•	the aggregate of travel expenditures incurred by our health professionals;

•	budget to actual performance; and

•	Adjusted EBITDA.

Certain of the above-cited metrics are discussed in the comparative discussion and analysis of our results of operations that follows.

Adjusted EBITDA

The following table sets forth our reconciliation of Adjusted EBITDA for the three month periods ended March 31, 2017 and March 31, 2016:

(in thousands)	Three Months Ended
	March 31,
	2017	2016
Net loss	$(3,129)	$(3,428)
Plus:
Interest expense	219	212
Other debt related costs included in interest expense	548	577
Income tax expense	5	5
Depreciation and amortization	623	701
Share-based compensation expense	38	80
Stock payments in connection with debt amendments	—	150
Transaction costs	682	108
Transition costs	(2)	52
Portamedic contingent liability	—	150
Lease settlements	19	—
Adjusted EBITDA	$(997)	$(1,393)

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, (ii) net income tax provision (benefit) and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain non-recurring items that we do not consider indicative of our ongoing operating performance, as consistent with the definition of Adjusted EBITDA in our debt agreements discussed in Note 8 to the condensed consolidated financial statements. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three month periods ended March 31, 2017 and 2016

Revenue - The table below sets forth our consolidated revenue for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016	% Change
Revenue	$7,601	$7,241	5.0%

Consolidated revenues for the three month period ended March 31, 2017, increased 5.0% from the prior year period, due primarily from increased revenue from new long-term clinical study contracts.

Cost of Operations - The table below sets forth our consolidated cost of operations for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2017	% of Revenue	2016	% of Revenue
Cost of Operations	$5,909	77.7%	$5,781	79.8%

Cost of operations, as a percentage of revenue, for the three month period ended March 31, 2017, decreased 2.1% from prior year primarily due to new long-term clinical study contracts that have higher than average margins.

Selling, General and Administrative Expenses - The table below sets forth our consolidated SG&A expenses for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016	% Change
Selling, general and administrative expenses	$3,480	$3,827	(9.1)%

SG&A expenses for the three month period ended March 31, 2017, decreased 9.1% compared to the prior year period primarily due to our ongoing cost-saving initiatives, as discussed in Note 9 to the condensed consolidated financial statements, and fewer transition costs than prior year related to the AHS acquisition.

Transaction Costs

Transaction costs represent legal and professional fees incurred for non-recurring transactions. During the three month periods ended March 31, 2017 and 2016, we incurred $0.7 million and $0.1 million, respectively, of transaction costs with the increase from prior year period primarily due to costs incurred for the Merger.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the three month period ended March 31, 2017, was $2.5 million, compared to $2.5 million in the prior year period.

Interest Expense, Net

Interest expense, net, for the three month periods ended March 31, 2017 and 2016, was $0.8 million and $0.8 million, respectively. A detail of the components of interest expense is included in Note 8 to the condensed consolidated financial statements.

Gain (Loss) from Discontinued Operations

The gain from discontinued operations, net, was $0.1 million for the three month period ended March 31, 2017, was primarily due to the lease settlement agreement related to the discontinued Hooper Holmes Services operations center. The loss from discontinued operations, net, was $0.2 million for the three month period ended March 31, 2016, was primarily due to expenses of $0.15 million for a contingent liability related to the Portamedic service line. Discontinued operations represent the net results of operations and adjustments during the periods presented for the Heritage Labs, Hooper Holmes Services, and Portamedic businesses.

Net Loss

Net loss for the three month period ended March 31, 2017, was $3.1 million, or $0.29 per share on both a basic and diluted basis, as compared to a net loss of $3.4 million, or $0.43 per share on both a basic and diluted basis for the three month period ended March 31, 2016.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents as well as availability under a Credit and Security Agreement (the "2016 Credit and Security Agreement") with SCM Specialty Finance Opportunities Fund, L.P. ("SCM"). We have historically used availability under a revolving credit facility to fund operations due to a lag between the payment of certain operating expenses and the subsequent billing and collection of the associated revenue based on customer payment terms. To illustrate, in order to conduct successful screenings, we must expend cash to deliver the equipment and supplies required for the screenings. We must also expend cash to pay the health professionals and site management conducting the screenings. All of these expenditures are incurred in advance of the customer invoicing process and ultimate cash receipts for services performed. Given the seasonal nature of our operations, management expects to continue using a revolving credit facility in 2017 and beyond.

Going Concern

In accordance with ASC 205-40, the following information reflects the results of management’s assessment of our ability to continue as a going concern.

Principal conditions or events that require management's consideration

Following are conditions and events which require management's consideration:

•
We had a working capital deficit of $10.5 million with $0.2 million in cash and cash equivalents at March 31, 2017. We had $4.9 million of payables at March 31, 2017 that were past due-date terms. We are working with our vendors to facilitate revised payment terms; however, we have had certain vendors who have threatened to terminate services due to aged outstanding payables and in order to accelerate invoice payments.  If services were terminated and we weren't able to find alternative sources of supply, this could have a material adverse impact on our business.

•
Our net cash used in operating activities during the three month period ended March 31, 2017, was $3.2 million, and without giving consideration to the Merger mentioned below, current projections indicate that we will have continued negative cash flows for the foreseeable future.

•
We incurred a loss from continuing operations of $3.2 million for the three month period ended March 31, 2017, and without giving consideration to the Merger mentioned below, current projections indicate that we will have continued recurring losses for the foreseeable future.

•
We had $4.0 million of outstanding borrowings under the 2016 Credit and Security Agreement with SCM, with unused borrowing capacity of $0.2 million as of March 31, 2017. As of May 12, 2017, after the close of the Merger mentioned below, on a combined basis, we had borrowed the maximum available amount under the borrowing capacity. Any borrowings on the unused borrowing capacity are at the discretion of SCM.

•
We owed approximately $3.7 million at March 31, 2017, under an existing term loan (the "Term Loan"), which is governed by the terms of a credit agreement (the "Credit Agreement") with SWK Funding LLC ("SWK") and was used to fund the cash component of the acquisition of Accountable Health Solutions, Inc. ("AHS") (the "Acquisition") in 2015.

•
Each of these debt agreements described above contain certain financial covenants, including various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements, which we did not comply with as of March 31, 2017, and current projections indicate that we will not be able to meet the current June 30, 2017, debt covenants outlined in Note 8 to the condensed consolidated financial statements. However, in conjunction with the Merger Agreement (defined below), the March 31, 2017, covenant violations have been waived and the covenants going forward were revised (see revised covenants in Note 12 to the condensed consolidated financial statements). We do anticipate meeting the revised covenants going forward. Noncompliance with these covenants constitutes an event of default. If we are unable to comply with financial covenants in the future and in the event that we were unable to modify the covenants or find new or additional lenders, SCM reserves the right to terminate access to the unused borrowing capacity under the 2016 Credit and Security Agreement, while both lenders reserve the right to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on our business. Additionally, the negative covenants set forth in these debt agreements with SCM and SWK prohibit us from incurring additional debt of any kind without prior approval from the lenders. For additional information regarding the 2016 Credit and Security Agreement, the Credit Agreement, and the related covenants, refer to Note 8 to the condensed consolidated financial statements.

•	We have contractual obligations related to an operating lease for our headquarters and employment contracts which could adversely affect liquidity.

Management's plans

We expect to continue to monitor our liquidity carefully, work to reduce this uncertainty, and address our cash needs through a combination of one or more of the following actions:

•
On May 11, 2017, we closed the merger agreement (the "Merger Agreement" or the "Merger") with Piper Merger Corp., Provant Health Solutions, LLC, and Wellness Holdings, LLC (collectively, "Provant") that had been previously signed on March 7, 2017. In conjunction with the Merger, new debt agreements were signed which reset all of the debt covenants, and we anticipate being able to meet the revised covenants. We expect the Merger to increase our scale, improving gross margins due to combined revenues and operational synergies decreasing costs. While we expect our financial condition to improve after the Merger, Provant has a history of operating losses as well, and we will be incurring significant costs and additional debt for the transaction. See Part II, Item 1A, Risk Factors and Note 12 to the condensed consolidated financial statements for further discussion.

•
We will continue to seek additional equity investments. During the three month period ended March 31, 2017, we were able to raise $1.3 million of additional equity through the issuance of common stock and warrants, net of issuance costs.

•
As discussed in Note 9 to the condensed consolidated financial statements, we reached settlement agreements for the remaining lease obligations owed under three operating leases for spaces we no longer utilize. The terms of the three lease settlements reduce our obligation by approximately $0.7 million compared to the original stated lease terms.

•	We will continue to aggressively seek new and return business from our existing customers and expand our presence in the health and wellness marketplace;

•
We will continue to analyze and implement further cost reduction initiatives and efficiency improvements (see Note 9 to the condensed consolidated financial statements), including post-closing synergies related to the Merger.

Management's assessment and conclusion

We have determined, based on our recent history and liquidity issues, that it is not probable that our plans will sufficiently alleviate or mitigate, to a sufficient level the relevant conditions or events noted above. Accordingly, management of the Company has concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are available to be widely distributed to all shareholders and other financial statement users.

The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows from Operating, Investing and Financing Activities

We believe that as a result of our continued focus on cost reduction initiatives, efficiency improvements, and the Merger noted above, cash flow from operations will improve. We reduced our corporate fixed cost structure in 2016 and are continuing to evaluate professional fees and other expenses in the future. We have ongoing initiatives to increase the flexibility of our cost structure to improve our scalability with changes in screening volumes.

Cash Flows used in Operating Activities

For the three month period ended March 31, 2017, net cash used in operating activities was $3.2 million, compared to $3.4 million in the prior year period.

The net cash used in operating activities for the three month period ended March 31, 2017, reflects a net loss of $3.1 million, which was offset by non-cash charges of $1.2 million in depreciation and amortization expense, other debt related costs included in interest expense, and share-based compensation expense. Changes in working capital included an increase in accounts receivable of $1.6 million and an increase in accounts payable, accrued expenses, and other liabilities of $0.3 million.

Our consolidated days sales outstanding ("DSO"), measured on a rolling 90-day basis, was 60.8 days at March 31, 2017, compared to 37.4 days at December 31, 2016, and 66.1 days at March 31, 2016, with the change from year end due to timing of large customer receipts. As mentioned above, we experience a timing difference between the operating expense and cash collection of the associated revenue based on customer payment terms. Historically, our accounts receivable balances and our DSO are near their highest point in September and their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out.

Cash Flows used in Investing Activities

We used $0.1 million and $0.2 million, respectively, for the three month periods ended March 31, 2017 and 2016, for capital expenditures.

Cash Flows provided by Financing Activities

For the three month period ended March 31, 2017, net cash provided by financing activities was $1.7 million, compared to $3.6 million in the prior year period.

For the three month periods ended March 31, 2017 and 2016, we received $1.3 million and $4.7 million, net of issuance costs, respectively, in connection with the additional equity raised as noted above, in addition to net borrowings under the credit facility of $0.4 million for the three month period ended March 31, 2017. For the three month period ended March 31, 2016, the equity raise was partially offset by the net borrowings under the credit facility of $0.6 million and the principal payment on the Term Loan of $0.5 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Dividends

No dividends were paid during the three month periods ended March 31, 2017 and 2016. We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2016 Credit and Security Agreement and our Credit Agreement, each as described in Note 8 to the unaudited condensed consolidated financial statements.

Contractual Obligations

There have been no material changes from the contractual obligations previously disclosed in our 2016 Annual Report on Form 10-K.

Critical Accounting Policies

There have been no material changes from the critical accounting policies previously disclosed in our 2016 Annual Report on Form 10-K.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, the Company's disclosure controls and procedures were not effective as a result of a material weakness in the Company’s internal control over financial reporting related to the ineffective design and operation of internal controls related to the accounting for non-routine transactions.

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

Notwithstanding this material weakness in accounting for non-routine transactions, management has concluded that the consolidated financial statements included in the Quarterly Report on Form 10-Q present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2017, and December 31, 2016, and the consolidated results of operations and cash flows for each of the three month periods ended March 31, 2017 and 2016, in conformity with U.S. generally accepted accounting principles.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017, which has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Readers should carefully consider, in connection with the other information in this Report, the risk factors disclosed in Part
I, Item 1A. "Risk Factors" in our 2016 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our 2016 Annual Report on Form 10-K, except as noted below.

We incurred additional indebtedness in connection with our merger with Provant, and such increased indebtedness could adversely affect our business, cash flows and results of operations and did result in additional dilution to our stockholders.

In order to fund the Merger, we entered into the Amended and Restated Credit Agreement (the "A&R Credit Agreement") as of May 11, 2017, with SWK which increases the Term Loan balance from $3.7 million to $6.5 million to partially fund the Merger with Provant and pay certain fees and expenses related to the Merger. Additionally, we entered into the Omnibus Joinder to Loan Documents and Third Amendment to Credit and Security Agreement (the “Third Amendment”) as of May 11, 2017, with SCM which expanded our revolving credit facility from $7.0 million to $10.0 million with an accordion to $15.0 million during high-volume months. As a result, we have indebtedness that is substantially greater than our indebtedness prior to the Merger. This higher level of indebtedness may:

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

We cannot assure you that cash flows from operations, combined with any additional borrowings available to us, will be obtainable in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs. As of March 31, 2017, the Credit Agreement and the 2016 Credit and Security Agreement contained numerous covenants, including financial covenants, which the Company was not in compliance with as of March 31, 2017. Subsequently, we entered into the A&R Credit Agreement and the Third Amendment, both of which provided waivers related to the measurement periods ended March 31, 2017, and revised the covenants going forward in an effort to be more in-line with the Company's operations and strategy after the Merger.

We may be unable to successfully merge operations with Provant, which could adversely affect our business, financial condition and results of operations.

On May 11, 2017, we completed the Merger with Provant. The Merger of these businesses is subject to a number of uncertainties and no assurance can be given that the anticipated benefits of any merger or acquisition will be realized, or if realized, the timing of realization. Some risks associated with the Merger of these two businesses include:

•	Provant has a history of operating losses and negative cash flows;

•	diversion of management attention from operations;

•	ability to retain the clients of the merged businesses;

•	the inability to retain the desirable management, key personnel and other employees of the merged businesses;

•	ability to fully realize the desired synergies, efficiencies and economies of scale;

•	ability to establish, implement or police the acquired business's adherence to our existing standards, controls, procedures and policies;

•	exposure to client, employee and other legal claims for activities of the acquired business prior to acquisition;

•	difficulty in managing geographically separated organizations, systems and facilities;

•	accounting, regulatory or compliance issues that could arise, including internal control over financial reporting; and

•	unforeseen obstacles and costs in the integration process.

In addition, any acquired business could perform significantly worse than expected. Any difficulties encountered in integrating Provant could have a material adverse effect on our business, financial condition and results of operations.

Our shareholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If we are unable to realize the full strategic and financial benefits currently anticipated from the Merger, our shareholders will have experienced substantial dilution of their share ownership without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent we are able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

The market price of our common stock may be volatile and may decline following the Merger.

The market price of our common stock following the Merger could be subject to significant fluctuations following the Merger. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	investors may react negatively to the prospects of the combined organization’s business and prospects from the Merger;

•
the effect of the Merger on the combined organization’s business and prospects may not be consistent with the expectations of financial or industry analysts, or analysts may change their estimates or recommendations;

•	industry-specific or general economic conditions may affect the combined organization, including a slowdown in the health and wellness industry or the general economy;

•	performance of third parties on whom the combined organization may rely, including suppliers and independent contractors;

•	the entry into, modification or termination of, key agreements, including key customer or commercial partner agreements;

•	the initiation of, material developments in or conclusion of litigation related to the combined organization;

•	competition from existing technologies, products or services, or new technologies, products or services that may emerge;

•	the low trading volume and the high proportion of shares held by affiliates; and

•	period-to-period fluctuations in the combined organization’s financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock.

In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm the combined organization’s profitability and reputation.

We are not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares, as well as any common shares that may be issued pursuant to our executive compensation plans. The market price of our common shares could decline as a result of the issuance or sale of our common shares after the Merger or the perception that such issuances or sales could occur.

The ownership of the our common stock after the Merger will be initially highly concentrated, and may result in perceived conflicts of interest that could cause our stock price to decline.

Following completion of the Merger, our executive officers and directors and their affiliates are expected to beneficially own or control approximately 43% of the outstanding shares of our common stock and former Provant equity holders are expected to beneficially own or control approximately 49% of our outstanding common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These shareholders may also delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The rights of the former Provant equity holders will be subject to the Voting and Standstill Agreement entered into in connection with the closing of the Merger. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Trading on the OTCQX tier of the OTC Markets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Since May 2, 2017, our common stock has been quoted on the OTCQX tier of the electronic quotation system operated by OTC Markets. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the NYSE MKT. Accordingly, shareholders may have difficulty reselling any of their shares and the lack of liquidity may negatively impact our ability to pursue strategic alternatives.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Share Issuances

We did not issue any shares of our common stock during the three month period ended March 31, 2017, in transactions not registered under the Securities Act of 1933, except as previously reported in our Current Reports on Form 8-K.

Share Repurchases

We did not purchase any shares of our common stock during the three month period ended March 31, 2017.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Mine Safety Disclosure

None.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger dated as of March 7, 2017, by and among Hooper Holmes, Inc., Piper Merger Corp., Provant Health Solutions, LLC and Wellness Holdings, LLC (incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 2.1, filed with the SEC on March 8, 2017).

2.2
Waiver and Consent dated as of April 19, 2017, by and among Hooper Holmes, Inc., Piper Merger Corp., Provant Health Solutions, LLC and Wellness Holdings, LLC (incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 2.2, filed with the SEC on April 20, 2017).

4.1	Form of Warrant issued to the Purchasers. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated September 21, 2016.)
4.2
Second Amended and Restated Closing Date Warrant dated May 11, 2017, issued by Hooper Holmes, Inc. to SWK Funding LLC (incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 4.1, filed with the SEC on May 12, 2017).

4.3
Common Stock Purchase Warrant dated May 11, 2017, issued by Hooper Holmes, Inc. to WH-HH Blocker, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 4.2, filed with the SEC on May 12, 2017).

4.4
Common Stock Purchase Warrant dated May 11, 2017, issued by Hooper Holmes, Inc. to WH-HH Holdings, LLC (incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 4.3, filed with the SEC on May 12, 2017).

4.5
Common Stock Purchase Warrant dated May 9, 2017, issued by Hooper Holmes, Inc. to Ronald Aprahamian (incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 4.4, filed with the SEC on May 12, 2017).

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
10.4
Amended and Restated Credit Agreement dated May 11, 2017, among Hooper Holmes, Inc., SWK Funding LLC and the other parties thereto (incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 10.1, filed with the SEC on May 12, 2017).

10.5
Limited Guarantee Agreement dated May 11, 2017, among SWK Funding LLC, Century Focused Fund III, LP and Hooper Holmes, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 10.2, filed with the SEC on May 12, 2017).

10.6
Credit Agreement Side Letter dated May 11, 2017, between Hooper Holmes, Inc. and Century Focused Fund III, LP (incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 10.3, filed with the SEC on May 12, 2017)..

10.7
Omnibus Joinder to Loan Documents and Third Amendment to Credit and Security Agreement dated May 11, 2017, among Hooper Holmes, Inc., SCM Specialty Finance Opportunities Fund, L.P. and the other parties thereto (incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 10.4, filed with the SEC on May 12, 2017).

10.8
Securities Purchase Agreement dated May 11, 2017, between Hooper Holmes, Inc. and WH-HH Holdings, LLC (incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 10.5, filed with the SEC on May 12, 2017).

10.9
Securities Purchase Agreement dated May 9, 2017, between Hooper Holmes, Inc. and Ronald Aprahamian (incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 10.6, filed with the SEC on May 12, 2017).

10.10
Voting and Standstill Agreement dated May 11, 2017, between Hooper Holmes, Inc. and Century Focused Fund III, LP (and joined by WH-HH Holdings, LLC) (incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 10.7, filed with the SEC on May 12, 2017).

10.11
Subordinated Promissory Note dated May 11, 2017, made by Provant Health Solutions, LLC in favor of Century Focused Fund III, LP (incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 10.8, filed with the SEC on May 12, 2017).

10.12
Option Award Agreement dated May 11, 2017, between Hooper Holmes, Inc. and Henry Dubois (incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 10.9, filed with the SEC on May 12, 2017).

10.13
Option Award Agreement dated May 11, 2017, between Hooper Holmes, Inc. and Steven Balthazor (incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 10.10, filed with the SEC on May 12, 2017).

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

Dated: May 15, 2017

By: /s/ Henry E. Dubois
Henry E. Dubois
Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Steven R. Balthazor
Steven R. Balthazor
Chief Financial Officer (Principal Financial and Accounting Officer)