Form 10-K/A
period 2016-12-31
HOOPER HOLMES INC
filed 2017-05-25
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016

Commission file number: 001-09972

HOOPER HOLMES, INC.
(Exact name of Registrant as specified in its charter)

New York	22-1659359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

560 N. Rogers Road
Olathe, KS	66062
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (913) 764-1045

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($.04 par value per share)	OTCQX

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

The number of shares outstanding of the Registrant’s common stock as of May 12, 2017, was 25,488,697.

Documents Incorporated by Reference

None.

Table of Contents

Explanatory Note		1

PART I

Item 1	Business	2

PART IV

Item 15	Exhibits and Financial Statement Schedules	4

Signatures		5

EXPLANATORY NOTE

Hooper Holmes Inc., referred to as “Hooper Holmes,” “Company,” “we,” “us” and “our”, is filing this Amendment No. 2 on Form 10-K/A, referred to as this Amendment No. 2, to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the U.S. Securities and Exchange Commission, referred to as the SEC, on March 9, 2017, as amended by Amendment No. 1 on Form 10-K/A, which was filed with the SEC on May 1, 2017 (collectively, the “Original Form 10-K”) and in conjunction with this Amendment No. 2 referred to as the 2016 Annual Report on Form 10-K.  Except as otherwise specifically defined herein, all defined terms used in the Original Form 10-K shall have the same meanings in this Amendment No. 2.

In response to a comment letter from the Securities and Exchange Commission, dated April 20, 2017, the Company is filing this Amendment No. 2 to revise the disclosures under the headings “Governmental Regulation” and “Employees” in Part I, Item 1.

Except as described above, this Amendment No. 2 does not revise or alter the Company’s financial statements and any forward-looking statements or amend, modify or otherwise update any other information in the Original Form 10-K.  Except as reflected herein, this Amendment No. 2 speaks as of the original filing date of the Original Form 10-K.  Accordingly, this Amendment No. 2 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the filing of the Original Form 10-K.

Part I

ITEM 1	Business

Governmental Regulation

We are subject to federal and state regulations relating to the collection, testing, transportation, handling, and disposal of the various specimens obtained in the course of a wellness screening, such as Clinical Laboratory Improvement Amendments (“CLIA”). The health professionals we utilize are subject to certain licensing and certification requirements and regulations with respect to the drawing of blood and needle disposal, such as the Occupational Safety and Health Act (“OSHA”). In addition, many of the services we provide are subject to certain provisions of the Health Information Portability and Accountability Act of 1996, as amended (“HIPAA”), other federal and state laws relating to the privacy of health and other personal information, and state and federal laws designed to guard against healthcare fraud and abuse.

CLIA

The Centers for Medicare & Medicaid Services (CMS) regulates all laboratory testing (except research) performed on humans in the U.S. through the Clinical Laboratory Improvement Amendments (CLIA). The Division of Laboratory Services, within the Survey and Certification Group, under the Center for Clinical Standards and Quality (CCSQ) has the responsibility for implementing the CLIA Program. The objective of the CLIA program is to ensure the quality of laboratory testing. All clinical laboratories must be properly certified to receive Medicare or Medicaid payments.

OSHA

The federal, OSHA Bloodborne pathogens standard, as amended pursuant to the Needlestick Safety and Prevention Act of 2000, prescribes safeguards to protect workers against the health hazards caused by bloodborne pathogens. Its requirements address items such as exposure control plans, universal precautions, engineering and work practice controls, personal protective equipment, housekeeping, laboratories, hepatitis B vaccination, post-exposure follow-up, hazard communication and training, and recordkeeping. The standard places requirements on employers whose workers can be reasonably anticipated to contact blood or other potentially infectious materials. Some states operate their own OSHA-approved state program, which state programs are required to adopt a bloodborne pathogens standard that is at least as effective as the Federal OSHA standard.

HIPAA, PRIVACY LAWS, AND DATA SECURITY

Federal Privacy Laws

The HIPAA Privacy Standards and Security Standards under establish a set of national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers (referred to as “covered entities”) and their “business associates,” which are persons or entities that perform certain services for or on behalf of a covered entity (or another business associate) that involve the use or disclosure of protected health information. As a “business associate”, we are subject to HIPAA with regard to certain aspects of our business, such as managing employee or plan member health information for employers or health plans. With respect to our services platform and related services, HITECH creates obligations for us to report any unauthorized use or disclosure of protected health information, known as a breach, to our covered entity customers. Violations of HIPAA may result in civil and criminal penalties.

As part of the payment-related aspects of our business, we may also undertake security-related obligations arising out of the USA Patriot Act, Gramm-Leach-Bliley Act and the Payment Card Industry guidelines applicable to card systems. These requirements generally require safeguards for the protection of personal and other payment related information.

State Privacy Laws

In addition to federal regulations issued under HIPAA, some states have enacted privacy and security statutes or regulations, or state privacy laws, that govern the use and disclosure of a person’s medical information or records and, in some cases, are more stringent than those issued under HIPAA. These state privacy laws include regulation of health insurance providers and agents, regulation of organizations that perform certain administrative functions such as utilization review or third-party administration, issuance of notices regarding privacy practices, and reporting and providing access to law enforcement authorities. These laws may require us to modify our operations and procedures to comply with these more stringent state privacy laws or be subject to applicable sanctions.

HEALTHCARE FRAUD STATUTES

Federal statute identifies a class of federal crimes known as the “federal healthcare offenses,” including healthcare fraud and false statements relating to healthcare matters. The Federal Anti-Kickback Statute prohibits payment of remuneration to induce referrals of federal or state healthcare program beneficiaries. The Federal Healthcare Fraud statute prohibits, among other things, executing a scheme or artifice to defraud any healthcare benefit program, and the Federal Health Care Benefit Program False Statements Statute prohibits, among other things, concealing a material fact or making a materially false statement in connection with the payment for healthcare benefits, items or services. Violation of these statutes is punishable by fines and/or imprisonment. Most states have similar statutes relating to state (and sometimes private) healthcare benefit plans.

FALSE CLAIMS ACT

The Federal Civil False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The “qui tam” or “whistleblower” provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. There are also state law corollaries to the Federal False Claims Act.

REGULATION OF WELLNESS INCENTIVE PROGRAMS

The HIPAA Nondiscrimination Provisions generally prohibit group health plans from charging similarly situated individuals different premiums or contributions or imposing different deductible, co-payment, or other cost-sharing requirements based on a “health factor.” Such differentials are, however, acceptable under the HIPAA Nondiscrimination Provisions if the differentials are applied through “wellness programs.” The Department of Labor, in coordination with the Departments of the Treasury and HHS, has issued regulations (finalized in 2013) that define “wellness programs” for purposes of the HIPAA nondiscrimination provisions, establishing specific requirements for wellness programs that reward participants who satisfy a standard related to a health factor (referred to as “health-contingent wellness programs”) and for other types of wellness programs. Programs that do not meet these requirements may be subject to enforcement actions.

CONSUMER PROTECTION LAWS

Federal and state consumer protection laws are being increasingly enforced by the United States Federal Trade Commission (“FTC”), the Federal Communications Commission (“FCC”), and the various state’s attorneys general to regulate the collection, use, storage and disclosure of personal or patient information, though websites or otherwise, to regulate the presentation of website content, and to regulate direct marketing, including telemarketing and telephonic communication. Courts may also adopt the standards for fair information practices promulgated by the FTC, concerning consumer notice, choice, security and access.

AMERICANS WITH DISABILITIES ACT

The Americans with Disabilities Act (ADA) prohibits discrimination on the basis of an employee’s disability or perceived disability. Among other things, it limits employers from inquiring about the disabilities of employees unless the questions are job-related and consistent with business necessity. The ADA also limits the circumstances in which an employer may require physical examinations or answers to medical inquiries. However, the ADA allows employers to conduct voluntary medical examinations and activities, including voluntary medical histories, as part of a voluntary wellness program. A wellness program is “voluntary” if the employer neither requires participation nor penalizes employees who do not participate. Records acquired as part of a wellness program must be kept confidential and may not be used for a discriminatory purpose. Many states and localities provide similar protections to employees.

GINA

The Genetic Information Nondiscrimination Act restricts the collection or use of genetic information for underwriting purposes, and treats the offering of incentives or disincentives for completing an HRA or participating in a wellness program as underwriting.

Employees

As of December 31, 2016, we employed 319 employees, including 178 full-time employees.  For the full year 2016, we also engaged 1,524 independent contractors, primarily as health professionals to provide our screening services.

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

HOOPER HOLMES, INC.
(Registrant)

May 25, 2017	By:	/s/ Henry E. Dubois
Henry E. Dubois
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Henry E. Dubois	Chief Executive Officer;	May 25, 2017
Henry E. Dubois	Director

/s/ Ronald V. Aprahamian		May 25, 2017
Ronald V. Aprahamian	Director

/s/ Frank Bazos		May 25, 2017
Frank Bazos	Director

/s/ Paul Daoust		May 25, 2017
Paul Daoust	Director

/s/ Larry Ferguson		May 25, 2017
Larry Ferguson	Director

/s/ Jim Foreman		May 25, 2017
Jim Foreman	Director

/s/ Thomas A. Watford		May 25, 2017
Thomas A. Watford	Director

/s/ Steven R. Balthazor	Chief Financial and	May 25, 2017
Steven R. Balthazor	Accounting Officer