Form 10-K/A
period 2016-12-31
HOOPER HOLMES INC
filed 2017-06-16
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

The number of shares outstanding of the Registrant’s common stock as of June 15, 2017, was 25,838,698.

Documents Incorporated by Reference

None.

Table of Contents

Explanatory Note		1

PART I

Item 1	Business	2

PART II

Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

PART IV

Item 15	Exhibits and Financial Statement Schedules	19

Signatures		20

EXPLANATORY NOTE

Hooper Holmes Inc., referred to as “Hooper Holmes,” “Company,” “we,” “us” and “our”, is filing this Amendment No. 3 on Form 10-K/A, referred to as this Amendment No. 3, to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the U.S. Securities and Exchange Commission, referred to as the SEC, on March 9, 2017, as amended by Amendment No. 1 on Form 10-K/A, which was filed with the SEC on May 1, 2017, and as amended by Amendment No. 2 on Form 10-K/A, which was filed with the SEC on May 25, 2017, (collectively, the “Original Form 10-K”) and in conjunction with this Amendment No. 3 referred to as the 2016 Annual Report on Form 10-K (this "Report").  Except as otherwise specifically defined herein, all defined terms used in the Original Form 10-K shall have the same meanings in this Amendment No. 3.

In response to a comment letter from the Securities and Exchange Commission, dated June 1, 2017, the Company is filing this Amendment No. 3 to revise the disclosures in Part I, Item 1 and Part II, Item 7.

Except as described above, this Amendment No. 3 does not revise or alter the Company’s financial statements and any forward-looking statements or amend, modify or otherwise update any other information in the Original Form 10-K.  Except as reflected herein, this Amendment No. 3 speaks as of the original filing date of the Original Form 10-K.  Accordingly, this Amendment No. 3 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the filing of the Original Form 10-K.

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

Part II

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

Executive Summary

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

Key Risks, Trends and Uncertainties in Our Business

We believe that the key risks, trends and uncertainties in our business are as follows:

•
Our recurring losses from operations, negative cash flows from operations, and liquidity issues raise substantial doubt about our ability to continue as a going concern within one year after issuance of our financial statements. Please refer to “Liquidity and Capital Resources - Going Concern” in Item 7 of this Report for further discussion.

•
Without giving effect to the Merger discussed in Note 15 to the consolidated financial statements, our current projections indicate that we will have continued negative cash flow and recurring losses for the foreseeable future. Please refer to “Liquidity and Capital Resources - Going Concern” in Item 7 of this Report for further discussion.

•
While we were able to comply with the covenants in our debt agreements as of December 31, 2016, we were unable to meet our debt covenants for both the six month period ended June 30, 2016, and the nine month period ended September 30, 2016. We may be unable to comply with the revised covenants in our debt agreements following the Merger. Please refer to “Liquidity and Capital Resources - Going Concern” in Item 7 of this Report for further discussion.

•
Our screening operations are seasonal in nature and largely depend on volumes during the third and fourth quarters. Please refer to “Liquidity and Capital Resources” in Item 7 of this Report for further discussion.

•
Our ability to generate positive cash flows and net income is dependent upon closing the Merger and achieving the cost reductions and new and return business discussed below under the heading “Liquidity and Capital Resources-Going Concern-Management’s Plans” in Item 7 of this Report with respect to the post-Merger company on a combined basis.

Please refer to “Risk Factors” in Item 1A included in this Report for additional information about risks and uncertainties facing our Business.

Capital Activities

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

HOOPER HOLMES, INC.
(Registrant)

June 16, 2017	By:	/s/ Henry E. Dubois
Henry E. Dubois
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Henry E. Dubois	Chief Executive Officer;	June 16, 2017
Henry E. Dubois	Director

/s/ Ronald V. Aprahamian		June 16, 2017
Ronald V. Aprahamian	Director

/s/ Frank Bazos		June 16, 2017
Frank Bazos	Director

/s/ Paul Daoust		June 16, 2017
Paul Daoust	Director

/s/ Larry Ferguson		June 16, 2017
Larry Ferguson	Director

/s/ Jim Foreman		June 16, 2017
Jim Foreman	Director

/s/ Thomas A. Watford		June 16, 2017
Thomas A. Watford	Director

/s/ Steven R. Balthazor	Chief Financial and	June 16, 2017
Steven R. Balthazor	Accounting Officer