Form 10-Q
period 2017-09-30
HOOPER HOLMES INC
filed 2017-11-14
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017
or
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

The number of shares outstanding of the Registrant's $0.04 par value common stock as of October 31, 2017 was 26,768,498 shares.

1

HOOPER HOLMES, INC. AND SUBSIDIARIES

2

PART I - Financial Information

ITEM 1	Financial Statements

Hooper Holmes, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,590	$1,866
Accounts receivable, net of allowance for doubtful accounts of $114 and $43 at September 30, 2017 and December 31, 2016, respectively	12,210	4,155
Inventories	2,052	1,112
Other current assets	1,567	345
Total current assets	17,419	7,478

Property, plant and equipment	9,713	8,460
Less: Accumulated depreciation and amortization	7,759	6,700
Property, plant and equipment, net	1,954	1,760

Intangible assets, net	10,320	4,031
Goodwill	7,004	633
Other assets	505	352
Total assets	$37,202	$14,254

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$10,899	$6,612
Accrued expenses	6,319	1,747
Short-term debt	12,030	5,821
Other current liabilities	4,844	2,621
Total current liabilities	34,092	16,801

Long-term debt	7,723	—
Other long-term liabilities	298	317

Commitments and contingencies (Note 9)

Stockholders' deficit:
Common stock, par value $0.04 per share; Authorized: 240,000,000 shares; Issued: 26,768,498 shares at September 30, 2017, and 10,103,525 shares at December 31, 2016; Outstanding: 26,768,498 shares at September 30, 2017, and 10,103,525 shares at December 31, 2016	1,071	404
Additional paid-in capital	177,185	166,084
Accumulated deficit	(183,167)	(169,352)
Total stockholders' deficit	(4,911)	(2,864)
Total liabilities and stockholders' deficit	$37,202	$14,254

See accompanying notes to unaudited condensed consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$14,018	$9,750	$30,501	$24,634
Cost of operations	10,922	7,282	24,036	18,941
Gross profit	3,096	2,468	6,465	5,693
Selling, general and administrative expenses	7,330	3,586	15,982	11,138
Transaction costs	440	50	2,218	379
Operating loss from continuing operations	(4,674)	(1,168)	(11,735)	(5,824)
Interest expense	746	878	2,207	2,678
Other income	—	—	—	(887)
Loss from continuing operations before taxes	(5,420)	(2,046)	(13,942)	(7,615)
Income tax expense	5	5	22	15
Loss from continuing operations	(5,425)	(2,051)	(13,964)	(7,630)

Discontinued operations:
Gain (loss) from discontinued operations	15	(1)	149	(310)
Net loss	$(5,410)	$(2,052)	$(13,815)	$(7,940)

Basic and diluted loss per share:
Continuing operations
Basic	$(0.21)	$(0.22)	$(0.72)	$(0.89)
Diluted	$(0.21)	$(0.22)	$(0.72)	$(0.89)
Discontinued operations
Basic	$—	$—	$0.01	$(0.04)
Diluted	$—	$—	$0.01	$(0.04)
Net loss
Basic	$(0.21)	$(0.22)	$(0.71)	$(0.93)
Diluted	$(0.21)	$(0.22)	$(0.71)	$(0.93)

Weighted average number of shares - Basic	26,151,194	9,149,418	19,490,112	8,604,846
Weighted average number of shares - Diluted	26,151,194	9,149,418	19,490,112	8,604,846
See accompanying notes to unaudited condensed consolidated financial statements.

 Hooper Holmes, Inc.
Condensed Consolidated Statement of Stockholders’ Deficit
(unaudited)
 (in thousands, except share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2016	10,103,525	$404	$166,084	$(169,352)	$(2,864)
Net loss	—	—	—	(13,815)	(13,815)
Issuance of warrants to SWK in connection with debt amendments	—	—	561	—	561
Issuance of common stock in connection with the Merger	560,000	22	342	—	364
Issuance of common stock and warrants, net of issuance costs	4,720,324	189	3,225	—	3,414
Issuance of common stock as Merger consideration	10,448,849	418	6,374	—	6,792
Share-based compensation	435,800	18	587	—	605
Issuance of common stock in connection with the LPC Equity Line	500,000	20	12	—	32
Balance, September 30, 2017	26,768,498	$1,071	$177,185	$(183,167)	$(4,911)
See accompanying notes to unaudited condensed consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(13,815)	$(7,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,605	2,090
Other debt related costs included in interest expense	1,069	1,997
Termination fees included in payoff of 2013 Loan and Security Agreement	—	277
Provision for bad debt expense	71	143
Share-based compensation expense	605	548
Expense for issuance of warrant to SWK in connection with debt amendment	361	—
Expense for common stock issuance for payment of transaction costs for the Merger	364	—
Expense for common stock issuance for payment of transaction costs for the LPC Equity Line	32	—
Issuance of common stock in connection with First Amendment to Credit Agreement	—	50
Write-off of SWK Warrant #2	—	(887)
Change in assets and liabilities:
Accounts receivable	(4,999)	(1,981)
Inventories	(622)	(914)
Other assets	(473)	(132)
Accounts payable, accrued expenses and other liabilities	3,259	(332)
Net cash used in operating activities	(11,543)	(7,081)
Cash flows from investing activities:
Capital expenditures	(204)	(287)
Cash acquired from Merger with Provant Health Solutions	1,936	—
Net cash provided by (used in) investing activities	1,732	(287)
Cash flows from financing activities:
Borrowings under credit facility	30,751	24,528
Payments under credit facility	(26,569)	(23,563)
Repayment of Provant credit facility in connection with the Merger	(4,684)	—
Principal payments on Term Loan	—	(954)
Proceeds from amendments of Term Loan	4,783	—
Proceeds from Seasonal Facility	2,000	—
Issuance of common stock and warrants, net of issuance costs	3,414	6,183
Payments on capital lease obligations	(160)	—
Debt issuance costs	—	(36)
Net cash provided by financing activities	9,535	6,158

Net decrease in cash and cash equivalents	(276)	(1,210)
Cash and cash equivalents at beginning of period	1,866	2,035
Cash and cash equivalents at end of period	$1,590	$825

Supplemental disclosure of non-cash investing and financing activities:
Fixed assets vouchered but not paid	$185	$94
Fair value of common stock issued as Merger consideration	$6,792	$—
Fair value of debt assumed in the Merger	$7,110	$—
Issuance of common stock in connection with Second Amendment to Credit Agreement	$—	$100
Payoff of 2013 Loan and Security Agreement by SCM	$—	$(2,552)
Opening outstanding borrowings under 2016 Credit and Security Agreement	$—	$3,028
Non-cash debt issuance costs	$—	$550
Supplemental disclosure of cash paid during period for:
Income taxes	$26	$31
Interest	$896	$533
See accompanying notes to unaudited condensed consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2017
(unaudited)

Note 1: Basis of Presentation

Hooper Holmes, Inc. and its subsidiaries (“Hooper Holmes” or the "Company”) provide on-site screenings and flu shots, laboratory testing, risk assessment, and sample collection services to individuals as part of comprehensive health and wellness programs offered through organizations sponsoring such programs including corporate and government employers, health plans, hospital systems, health care management companies, wellness companies, brokers and consultants, disease management organizations, reward administrators, third party administrators, clinical research organizations and academic institutions. Through its comprehensive health and wellness services, the Company also provides telephonic and on-site health coaching, access to a wellness portal with individual and team challenges, data analytics, and reporting services. The Company contracts with health professionals to deliver these services nationwide, all of whom are trained and certified to deliver quality service. Through the Merger with Provant (defined below), which offers a similar set of services as Hooper Holmes, the combination provides a personalized, one-stop programming experience for customers, with proven outcomes powered by sophisticated data collection and management.

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

The results of operations for the three and nine month periods ended September 30, 2017 and 2016 are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This new guidance is effective for the Company in the first quarter of 2018, with early adoption permitted as of the original effective date or first quarter of 2017. In 2017, the Company established an implementation team consisting of internal and external representatives. The implementation team is assessing the impact the new standard will have on the consolidated financial statements and assessing the impact on individual contracts in the Company's revenue streams. The implementation team will report findings and progress of the project to management and the Audit Committee on a frequent basis through the effective date. The Company will adopt the requirements of the new standard in the first quarter of 2018 and anticipates using the modified retrospective transition method. The Company has not yet determined the quantitative impact on its consolidated financial position, results of operations or cash flows.

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

Note 2: Liquidity and Going Concern Assessment

The Company's primary sources of liquidity are cash and cash equivalents as well as availability under a Credit and Security Agreement (the "2016 Credit and Security Agreement") with SCM Specialty Finance Opportunities Fund, L.P. ("SCM"), as amended through the Omnibus Joinder to Loan Documents and Third Amendment to Credit and Security Agreement and Limited Waiver dated as of May 11, 2017 (the “Third Amendment”) and the Waiver and Fourth Amendment to Credit and Security Agreement (the "Fourth Amendment") dated as of November 14, 2017. In addition, the Company entered into the Amended and Restated Credit Agreement dated as of May 11, 2017 (the “A&R Credit Agreement”), with SWK Funding, LLC (“SWK”), as amended by the First Amendment to the A&R Credit Agreement (the “First Amendment”) dated as of August 8, 2017, and the Second Amendment to the A&R Credit Agreement (the “Second Amendment”) dated as of November 14, 2017. The A&R Credit Agreement provides both a term loan of $6.5 million (the “Term Loan”) and a $2.0 million revolving credit facility (the “Seasonal Facility”) that the Company can use between June 1 and November 30, for both 2017 and 2018. The First Amendment provides an additional $2.0 million term loan (the “August 2017 Term Loan”) (together with the Term Loan, the "Term Loans").

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

Principal conditions or events that require management's consideration

Following are conditions and events which require management's consideration:

•
The Company had a working capital deficit of $16.7 million with $1.6 million in cash and cash equivalents at September 30, 2017. The Company had $6.1 million of payables at September 30, 2017, that were past due-date terms. The Company is working with its vendors to facilitate revised payment terms; however, the Company has had certain vendors who have threatened to terminate services due to aged outstanding payables and in order to accelerate invoice payments.  If services were terminated and the Company wasn’t able to find alternative sources of supply, this could have a material adverse impact on the Company’s business.

•
The Company's net cash used in operating activities during the nine month period ended September 30, 2017, was $11.5 million. While the Company's current forecasts indicate positive cash flows in 2018, the Company's history of losses requires it to be cautious in its forecasting.

•
The Company incurred a loss from continuing operations before taxes of $13.9 million for the nine month period ended September 30, 2017; however, this includes $2.4 million of one-time transaction and transition costs related to the Merger. While the Company's current forecasts show positive net income in 2018, the Company's history of losses requires it to be cautious in its forecasting.

•
The Company had $7.9 million of outstanding borrowings under the 2016 Credit and Security Agreement with SCM, borrowing the maximum available amount under the borrowing capacity, as of September 30, 2017. As of November 10, 2017, the Company had $12.1 million of outstanding borrowings and $1.7 million of unused borrowing capacity. Any borrowings on the unused borrowing capacity are at the discretion of SCM.

•
The Company owed $8.5 million at September 30, 2017, under the Term Loans with SWK, which was used to fund the Merger and working capital. In addition, the Company owed $2.0 million to SWK for the Seasonal Facility and $2.1 million to Century (as defined in Note 8 to the condensed consolidated financial statements) for the Subordinated Promissory Note issued in connection with the Merger.

•
The debt agreements with SCM and SWK described above contain certain financial covenants, including various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements, which the Company did not comply with as of September 30, 2017. On November 14, 2017, the Company obtained waivers for the measurement period ended September 30, 2017. Noncompliance with these covenants would constitute an event of default. If the Company is unable to comply with financial covenants in the future and cannot modify the covenants, find new or additional lenders, or raise additional equity, SCM reserves the right to terminate access to the unused borrowing capacity under the 2016 Credit and Security Agreement, while SCM and SWK reserve the right to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on the Company's business. Additionally, the negative covenants set forth in the debt agreements with SCM and SWK prohibit the Company from incurring additional debt of any kind without prior approval from the lenders. For additional information regarding the 2016 Credit and Security Agreement, the A&R Credit Agreement, and the related covenants, refer to Note 8 to the condensed consolidated financial statements.

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

•
The Company will continue to evaluate possible equity investments. During the nine month period ended September 30, 2017, the Company was able to raise $3.4 million of additional equity through the issuance of common stock and warrants, net of issuance costs.

•
On August 31, 2017, the Company entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”) (the "LPC Equity Line"), pursuant to which the Company has the right to sell to LPC up to $10.0 million in shares of the Company’s common stock, $0.04 par value. Subject to certain limitations and stock price requirements, including the Company's obligation to file a registration statement on Form S-1 to register the resale of such shares, the Company will have the right to require LPC to purchase shares to provide equity financing for the Company’s operations over the 36-month period commencing on the date that the registration statement is declared effective by the SEC.

•
As discussed in Note 9 to the condensed consolidated financial statements, the Company reached settlement agreements for the remaining lease obligations owed under three operating leases for spaces the Company no longer utilizes. The terms of the three lease settlements reduced the Company's obligation by approximately $0.7 million compared to the original stated lease terms.

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

Note 3: Merger

On May 11, 2017, the Company closed the Merger contemplated by the Merger Agreement by and among the Company, Piper Merger Corp., Provant, and Wellness Holdings, LLC. Provant was the surviving entity in the Merger, as a result of which it became a wholly-owned subsidiary of the Company. As Merger consideration, the Company issued 10,448,849 shares to the Provant equity holders (the “Former Provant Owners”). The Former Provant Owners now hold approximately 47% of the Company’s approximately 26.8 million outstanding shares of common stock as of September 30, 2017. During the three and nine month periods ended September 30, 2017, the Company incurred $0.3 million and $2.0 million, respectively, of transaction costs in connection with the Merger in the condensed consolidated statement of operations.

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

In order to provide additional working capital for the consolidated Company after the Merger, the Company entered into the A&R Credit Agreement with SWK which increased the principal balance under the existing Term Loan from $3.7 million to $6.5 million and provided the $2.0 million Seasonal Facility. The Company also entered into the Third Amendment with SCM to expand the Company's revolving credit facility from $7.0 million to $10.0 million with an accordion to $15.0 million during high-volume months. See Note 8 to the condensed consolidated financial statements for further discussion of the debt and warrants issued in connection with the Merger.

The Merger was treated as a purchase in accordance with Accounting Standards Codification (ASC) 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the transaction, and the Company was determined to be the acquirer in the Merger. The allocation of purchase price is based on management’s judgment after evaluating several factors, including a preliminary valuation assessment. The allocation of the purchase price is preliminary and subject to changes, which could be significant, as the valuation of tangible and intangible assets, working capital adjustments, and income tax implications are finalized.

The preliminary allocation of purchase price is as follows:

(in thousands)
Cash	$1,936
Accounts receivable	3,128
Inventory and other assets	1,208
Fixed assets	1,041
Technology	4,200
Customer relationships	3,400
Trade name/trademark	200
Non-compete agreements	10
Goodwill	6,372
Accounts payable	(2,945)
Accrued expenses and other liabilities	(4,448)
Line of credit	(4,684)
Capital leases	(334)
Deferred revenue	(200)
Subordinated promissory note	(2,092)
Preliminary Purchase Price	$6,792

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

    Amortization is expected to be recorded on a straight-line basis over the estimated useful life of the asset. The Company recorded amortization expense of $0.4 million during the three month period ended September 30, 2017, related to the intangible assets acquired in the Merger, of which $0.2 million is recorded as a component of cost of operations and $0.2 million is recorded as a component of selling, general and administrative expenses. The goodwill of $6.4 million was recorded in one reporting unit as the Company does not report segments, and is expected to be deductible for tax purposes.

The consolidated statement of operations for the three and nine month periods ended September 30, 2017, includes revenue of $4.7 million and $6.7 million, respectively, attributable to Provant since the Merger date of May 11, 2017. Disclosure of the earnings contribution from the Provant business is not practicable, as the Company has already integrated operations in many areas.

The following table provides unaudited pro forma results of operations for the three and nine month periods ended September 30, 2017 and 2016, as if the Merger had been completed on the first day of the Company's 2016 fiscal year.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Pro forma revenues	$14,108	$16,148	$38,192	$42,538

Pro forma loss from continuing operations	$(4,984)	$(6,260)	$(16,419)	$(21,764)

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had the Company been a combined company during the periods presented, nor are they indicative of the consolidated results of operations in future periods, as they do not reflect the operational synergies expected to be achieved by reducing fixed costs by combining operations. Additionally, during the nine month period ended September 30, 2016, Provant had pass-through gift card revenues of $3.0 million that was a non-recurring transaction. The pro forma results for the three and nine month periods ended September 30, 2017, include immaterial pre-tax adjustments for net amortization of intangible assets and the elimination of transaction costs of $0.4 million and $3.2 million, respectively. Pro forma results for the three and nine month periods ended September 30, 2016, include immaterial pre-tax adjustments for net amortization of intangible assets and the addition of transaction costs of $0.4 million and $3.2 million, respectively.

Note 4:	Loss Per Share

Basic loss per share equals net loss divided by the weighted average common shares outstanding during the period.  Diluted loss per share equals net loss divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. The calculation of loss per common share on a basic and diluted basis was the same for the three and nine month periods ended September 30, 2017 and 2016, because the inclusion of dilutive common stock equivalents - the A&R Warrant (1,317,289 shares), the 10% Warrant (326,052 shares), the 2017 Private Offering Warrants (2,187,500 shares), and the August Warrant (450,000 shares) (all as defined in Note 8 to the condensed consolidated financial statements), would have been anti-dilutive for all periods presented. The Company has granted options to purchase shares of the Company's common stock through employee stock plans with the weighted average options outstanding as of September 30, 2017 and 2016, of 1,335,511 and 356,288, respectively, all of which were outstanding as of September 30, 2017, but are anti-dilutive because the Company is in a net loss position.

Note 5: Share-Based Compensation

Employee Share-Based Compensation Plans - On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the "2008 Plan") providing for the grant of stock options, stock appreciation rights, non-vested stock, and performance shares. The 2008 Plan provides for the issuance of an aggregate of 333,333 shares. There were no options for the purchase of shares granted under the 2008 Plan during the three and nine month periods ended September 30, 2017, or the three month period ended September 30, 2016. During the nine month period ended September 30, 2016, the Company granted 153,332 options for the purchase of shares under the 2008 Plan. As of September 30, 2017, 106,142 shares remain available for grant under the 2008 Plan.

On May 24, 2011, the Company's shareholders approved the 2011 Omnibus Employee Incentive Plan (as subsequently amended and restated (the "2011 Plan"), providing for the grant of stock options and non-vested stock awards. The 2011 Plan provides for the issuance of an aggregate of 3,650,000 shares. During the three and nine month periods ended September 30, 2017, the Company granted 275,000 and 2,350,000 options, respectively, for the purchase of shares granted under the 2011 Plan. During the three and nine month periods ended September 30, 2017, the Company granted a total of 416,000 and 435,800 stock awards, respectively, under the 2011 Plan to non-employee Board of Directors that immediately vested. There were no options for the purchase of shares granted under the 2011 Plan during the three month period ended September 30, 2016. During the nine month period ended September 30, 2016, the Company granted a total of 166,665 stock awards to non-employee Board of Directors that immediately vested. As of September 30, 2017, 752,395 shares remained available for grant under the 2011 Plan.

Options under the 2008 and 2011 Plans are granted at fair value on the date of grant, are exercisable in accordance with various vesting schedules specified in the individual grant agreements, and have contractual lives of 10 years from the date of grant.

The fair value of the stock options granted during the three and nine month periods ended September 30, 2017, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Expected life (years)	3.0	4.0
Expected volatility	95.8%	90.7%
Expected dividend yield	—%	—%
Risk-free interest rate	1.5%	1.7%
Weighted average fair value of options granted during the period	$0.35	$0.42

The following table summarizes stock option activity for the nine month period ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2016	403,986	$4.62
Granted	2,350,000	0.65
Exercised	—	—
Forfeited and Expired	(352,629)	1.09
Outstanding balance at September 30, 2017	2,401,357	$1.25	9.31	$0
Options exercisable at September 30, 2017	222,033	$6.39	6.49	$0

There were no options exercised during the nine month periods ended September 30, 2017 and 2016. Options for the purchase of an aggregate of 48,152 shares of common stock vested during the nine month period ended September 30, 2017, and the aggregate fair value at grant date of these options was $0.1 million. As of September 30, 2017, there was approximately $0.6 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 2.50 years.
The Company recorded $0.4 million and $0.6 million, respectively, of share-based compensation expense in selling, general and administrative expenses for the three and nine month periods ended September 30, 2017. The Company recorded $0.1 million and $0.5 million, respectively, of share-based compensation expense in selling, general and administrative expenses for the three and nine month periods ended September 30, 2016.

Note 6: Inventories

Included in inventories at September 30, 2017, and December 31, 2016, are $1.4 million and $0.7 million, respectively, of finished goods and $0.7 million and $0.4 million, respectively, of components.

Note 7: Goodwill and Other Intangible Assets

The Company recorded goodwill of $7.0 million as of September 30, 2017, and $0.6 million as of December 31, 2016.

Intangible assets subject to amortization are amortized on a straight-line basis. Intangible assets are summarized in the table below:

		September 30, 2017			December 31, 2016
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
AHS acquisition
Portal	4 years	$4,151	$2,548	$1,603	$4,151	$1,770	$2,381
Customer relationships	8 years	2,097	644	1,453	2,097	447	1,650
Provant Merger
Technology	6 years	4,200	273	3,927	—	—	—
Customer relationships	8 years	3,400	166	3,234	—	—	—
Trade name/trademark	9 years	200	104	96	—	—	—
Non-compete agreements	1 year	10	3	7	—	—	—
Total		$14,058	$3,738	$10,320	$6,248	$2,217	$4,031

Amortization expense for the three month periods ended September 30, 2017 and 2016 was $0.7 million and $0.3 million, respectively. Amortization expense for the nine month periods ended September 30, 2017 and 2016 was $1.5 million and $1.0 million, respectively.

Based on the Company's recent financial performance and negative shareholders' equity, management determined a review of impairment of the Company's long-lived intangible assets was necessary as of September 30, 2017. The Company performed an assessment of the recoverability of the long-lived intangible assets and determined they were recoverable, and thus no impairment charge for long-lived intangible assets was required at September 30, 2017. Note that due to the Merger with Provant, the Company will be transitioning customers from the AHS portal to the Provant portal. The transition plan is to have all customers migrated by early 2019, and thus, the impairment analysis was adjusted to reflect this transition. The Company will continue to evaluate the impact of the transition on the long-lived intangible assets.

Note 8: Debt

As of September 30, 2017, the following table summarizes the Company's outstanding debt:

(in thousands)	September 30, 2017	December 31, 2016

2016 Credit and Security Agreement	$7,897	$3,603
Term Loans	8,500	3,676
Discount on Term Loans	(714)	(1,122)
Unamortized debt issuance costs related to Term Loans	(196)	(336)
Seasonal Facility	2,000	—
Subordinated Promissory Note	2,092	—
Capital Leases	174	—
Total debt	19,753	5,821
Short-term portion	(12,030)	(5,821)
Total long-term debt	$7,723	$—

The following table summarizes the components of interest expense for the three and nine month periods ended September 30, 2017 and 2016:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest expense on Term Loans (effective interest rate at September 30, 2017 and 2016 was 13.81% and 12.5%, respectively)	$266	$171	$583	$512
Interest expense on 2013 Loan and Security Agreement	—	—	—	49
Interest expense on 2016 Credit and Security Agreement	111	72	309	120
Interest expense on Seasonal Facility	69	—	92	—
Interest expense on Subordinated Promissory Note	44	—	67	—
Interest expense on Capital Leases	6	—	8	—
Interest expense, other	2	—	4	—
Accretion of termination fees (over term of Term Loan at rate of 8%)	115	53	255	144
Amortization of debt issuance costs	62	103	281	226
Write-off of debt issuance costs related to 2013 Loan and Security Agreement	—	—	—	282
Amortization of debt discount associated with SWK Warrants #1 and #2 (defined below)	71	479	608	1,286
Mark to market of SWK Warrant #2 (defined below)	—	—	—	59
Total	$746	$878	$2,207	$2,678

2016 Credit and Security Agreement

On April 29, 2016, the Company entered into the 2016 Credit and Security Agreement with SCM, as amended on August 15, 2016, November 15, 2016, May 11, 2017, and November 14, 2017. The 2016 Credit and Security Agreement provides the Company with a revolving credit facility, the proceeds of which are to be used for general working capital purposes and capital expenditures. The 2016 Credit and Security Agreement replaced the 2013 Loan and Security Agreement, eliminating the requirement of the Company to issue SWK Warrant #2 (as defined below) for the purchase of common stock valued at $1.25 million to SWK, the holder of the Company’s Credit Agreement.

In connection with the Merger, the Company entered into the Third Amendment, which expanded the Company's revolving credit facility from $7.0 million to $10.0 million with an accordion to $15.0 million during high-volume months, at the discretion of SCM. The Company evaluated the application of ASC 470-50 and ASC 470-60 for the Third Amendment and concluded that the transaction should be accounted for as a debt modification. SCM makes cash advances to the Company in an aggregate principal amount outstanding at any one time not to exceed the maximum borrowing capacity, subject to certain loan balance limits based on the value of the Company’s eligible collateral (the “Revolving Loan Commitment Amount”). The 2016 Credit and Security Agreement has a term of three years, expiring on April 29, 2019.

As of September 30, 2017, the Company had $7.9 million of outstanding borrowings under the 2016 Credit and Security Agreement, borrowing the maximum available amount under the borrowing capacity. As of November 10, 2017, the Company had $12.1 million of outstanding borrowings and $1.7 million of unused borrowing capacity. Any borrowings on the unused borrowing capacity are at the discretion of SCM. Immediately following the Merger, the Company paid off Provant's outstanding line of credit balance, noted in the preliminary purchase price allocation in Note 3 to the condensed consolidated financial statements, of $4.7 million.

Borrowings under the 2016 Credit and Security Agreement bear interest at a fluctuating rate that when annualized is equal to the Prime Rate plus 5.5%, subject to increase in the event of a default. The Company paid SCM a $0.1 million facility fee, and monthly, SCM will receive an unused line fee equal to one-half of one percent (0.5%) per annum of the difference derived by subtracting (i) the greater of (x) the average daily outstanding balance under the Revolving Facility during the preceding month and (y) the Minimum Balance, from (ii) the Revolving Loan Commitment Amount and also a collateral management fee equal to one-half of one percent (0.5%) per annum of the Revolving Loan Commitment Amount. In connection with the Third Amendment, the Company paid fees of $0.1 million to SCM that were capitalized in Other Assets. As of September 30, 2017, the remaining balance in debt issuance costs recorded in Other Assets on the condensed consolidated balance sheet was $0.3 million.

Borrowings under the 2016 Credit and Security Agreement are secured by a security interest in all existing and after-acquired property of the Company, including, but not limited to, its receivables (which are subject to a lockbox account arrangement), inventory, and equipment.

The Third Amendment revised the previous covenants, and contains customary representations and warranties and various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements. Noncompliance with these covenants constitutes an event of default. The covenants are summarized in the tables below and are on a pro forma basis as if the Merger with Provant happened at the beginning of the six month period ended September 30, 2017:
`

(in thousands)	Minimum Aggregate Revenue (LTM) as of the end of:
Six months ending September 30, 2017	Nine months ending December 31, 2017	Twelve months ending March 31, 2018	Twelve months ending June 30, 2018	Twelve months ending September 30, 2018	Twelve months ending December 31, 2018	Twelve months ending each fiscal quarter thereafter
$26,000	$53,000	$69,000	$70,000	$71,000	$74,000	$75,000

	Minimum Adjusted EBITDA as of the end of:
	Twelve months ending December 31, 2017	Twelve months ending March 31, 2018	Twelve months ending June 30, 2018	Twelve months ending September 30, 2018	Twelve months ending December 31, 2018	Twelve months ending each fiscal quarter thereafter
	$3,000	$5,000	$5,200	$6,000	$8,000	$9,000

	Minimum Consolidated Unencumbered Liquid Assets as of:
September 30, 2017	The end of each fiscal quarter thereafter
$750	$1,000

The Company was not in compliance with the revenue covenant under the Third Amendment as of September 30, 2017, and has entered into the Fourth Amendment as of November 14, 2017, which provides a waiver related to the measurement period ended September 30, 2017. If the Company is unable to comply with financial covenants in the future and in the event that the Company was unable to modify the covenants, find new or additional lenders, or raise additional equity, it would be considered in default, which would then enable the lenders to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on the Company's business.

A&R Credit Agreement

In order to fund the acquisition of Accountable Health Solutions in 2015, the Company entered into the Credit Agreement with SWK on April 17, 2015, as amended on February 25, 2016, March 28, 2016, August 15, 2016, and November 15, 2016. The Credit Agreement provided the Company with a $5.0 million Term Loan. In order to provide additional working capital for the consolidated Company after the Merger, the Company entered into the A&R Credit Agreement with SWK which increased the Term Loan balance as of September 30, 2017, from $3.7 million to $6.5 million. The A&R Credit Agreement provides the Company a principal repayment holiday until February 2019.  Interest, fees, costs, and expenses are payable quarterly beginning in the third quarter of 2017.  All mandatory payments of principal, interest, fees, costs, and expenses are determined by the revenue-based formula that has been in effect since the original Credit Agreement.  Principal payments, once they begin, are capped at $0.5 million per quarter. The Company will be required to make the quarterly revenue-based payments in an amount equal to fifteen percent (15.0%) of yearly aggregate revenue up to and including $20 million plus ten percent (10%) of yearly aggregate revenue greater than $20 million less any revenue-based payments made in prior quarters in the same fiscal year. The Company evaluated the application of ASC 470-50 and ASC 470-60 for the A&R Credit Agreement and concluded that the revised terms did constitute a troubled debt restructuring ("TDR"), and thus has expensed all direct costs in the period in which they were incurred, discussed further below.

The outstanding principal balance under the A&R Credit Agreement bears interest at an adjustable rate per annum equal to the LIBOR Rate (subject to a minimum amount of one percent (1.0%)) plus twelve-and-a-half percent (12.5%) and is due and payable quarterly, in arrears, commencing in the third quarter of 2017. Upon the earlier of (a) the maturity date on May 11, 2021, or (b) full repayment of the Term Loan, whether by acceleration or otherwise, the Company is required to pay an exit fee equal to eight percent (8%) of the aggregate principal amount of all term loans advanced under the A&R Credit Agreement. The Company is recognizing the exit fee over the term of the Term Loan through an accretion accrual to interest expense using the effective interest method. In connection with the A&R Credit Agreement, the Company paid a $97,500 origination fee to SWK and $150,000 of legal fees, which per the TDR guidance noted above were recorded as transaction costs in the nine month period ended September 30, 2017. The Company was also required to pay the $0.4 million exit fee from the original Credit Agreement to SWK, which the Company had been accreting to interest expense, recording the remaining balance of $75,000 in interest expense in the nine month period ended September 30, 2017. The Company will also pay an unused line fee going forward.

In addition, SWK is providing a $2.0 million seasonal revolving credit facility (the "Seasonal Facility"), which is guaranteed by the parent company of one of the Former Provant Owners, Century Focused Fund III, LP (“Century”). In exchange for Century’s guaranty of the Seasonal Facility pursuant to a Limited Guaranty Agreement dated May 11, 2017, among Century, SWK and the Company (the “Century Guaranty”), the Company issued to WH-HH Blocker, Inc., a subsidiary of Century (“WH-HH Blocker”), a Common Stock Purchase Warrant to purchase 326,052 shares of Common Stock, with a strike price of $0.6134 per share (the “10% Warrant”). If the guaranty is called, the Company would issue to WH-HH Blocker an additional Common Stock Purchase Warrant to purchase 2,934,468 shares of Common Stock, with a strike price of $0.6134 per share (the “90% Contingent Warrant”) (together with the 10% Warrant, the "Century Warrants"). The Century Warrants will be exercisable for seven years and will each have a strike price equal to the average trading price used to determine the number of shares subject to such warrant. The 10% Warrant will not be exercisable during the first year after closing of the Merger. The 10% Warrant was issued by the Company in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, and Rule 506 thereunder. Pursuant to a Credit Agreement Side Letter between the Company and Century executed on May 11, 2017 (the “Side Letter”), the Company is also obligated, if it fails to pay the amount outstanding under the Seasonal Facility by November 30 each year to SWK, regardless if the Century Guaranty is called by SWK, to pay interest to Century at an annual rate of 25% on the outstanding balance from November 30 until the outstanding balance under the Seasonal Facility is paid in full to SWK. As noted above, as the modification of the Term Loan was treated as a TDR, the Century Warrants issued as part of the TDR were treated similarly to the cash transaction costs discussed above and thus the fair value of the Century Warrants was recorded as transaction costs in the nine month period ended September 30, 2017. The Century Warrants are being accounted for as derivatives and thus will be re-measured at fair value at each reporting date with the change in fair value reflected in earnings. The Company valued the Century Warrants using the Black-Scholes pricing model, which utilizes Level 3 Inputs. The Company utilized volatility of 80.6%, a risk-free rate of 2.22%, dividend rate of zero, and term of 7 years, which is consistent with the exercise period of the Century Warrants.

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

In connection with the execution of the Credit Agreement in 2015, the Company issued SWK a warrant (the "SWK Warrant #1") to purchase 543,479 shares of the Company’s common stock. As part of the conditions in the Third Amendment to Credit Agreement and Limited Waiver and Forbearance (the “Third SWK Amendment”) dated August 15, 2016, the Company modified the exercise price of the SWK Warrant #1 to $1.30 per share, recording the change in fair value of the SWK Warrant #1 of $0.3 million in accumulated paid-in capital in the condensed consolidated balance sheet. The warrant was considered equity classified, and as such, the Company allocated the proceeds from the Term Loan to the warrant using the relative fair value method. Further, pursuant to the Credit Agreement, if the 2013 Loan and Security Agreement was not repaid in full and terminated, and all liens securing the 2013 Loan and Security Agreement were not released, on or prior to April 30, 2016, as amended in the First Amendment to the Credit Agreement dated February 25, 2016, the Company agreed to issue an additional warrant (“SWK Warrant #2”) to SWK to purchase common stock valued at $1.25 million, with an exercise price of the closing price on April 30, 2016. In accordance with the relevant accounting guidance, SWK Warrant #2 was determined to be an embedded derivative. The fair value of both of the SWK warrants at the inception of the Credit Agreement of approximately $3.6 million was recorded as a debt discount, and has been amortized through interest expense over the term of the Credit Agreement using the effective interest method. In accordance with the relevant accounting guidance for a TDR, the debt discount is now being amortized through expense over the revised term of the A&R Credit Agreement. The Company valued both warrants using the Black-Scholes pricing model, which utilizes Level 3 Inputs. For SWK Warrant #1, the Company utilized volatility of 85.0%, a risk-free rate of 1.4%, dividend rate of zero, and term of 7 years, which is consistent with the exercise period of the Warrant. For the SWK Warrant #2, the Company utilized volatility of 80.0%, a risk-free rate of 2.1%, dividend rate of zero, and a term of 7 years, which is consistent with the exercise period of the warrant. The requirement of the Company to issue the SWK Warrant #2 was eliminated when the Company entered into the 2016 Credit and Security Agreement with SCM, which is discussed further above.

In connection with the execution of the A&R Credit Agreement, the Company issued to SWK a Second Amended and Restated Closing Date Warrant (the “A&R Warrant”) to replace SWK Warrant #1 to purchase 543,479 shares of the Company’s common stock. The A&R Warrant is exercisable on a cashless basis. The exercise price of the warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like. The warrant grants the holder certain piggyback registration rights. The A&R Warrant will be exercisable for seven years, and upon exercise, the total number of shares of the Company’s common stock to be issued to SWK will be approximately 1.3 million at a strike price of $0.84 per share. The A&R Warrant is being issued by the Company in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 thereunder. As noted above, as the modification of the Term Loan was treated as a TDR, the A&R Warrant issued as part of the TDR was treated similarly to the cash transaction costs discussed above and thus the change in the fair value of SWK Warrant #1 and the A&R Warrant was recorded as a transaction cost in the nine month period ended September 30, 2017. The Company valued the A&R Warrant using the Black-Scholes pricing model, which utilizes Level 3 Inputs. The Company utilized volatility of 80.6%, a risk-free rate of 2.22%, dividend rate of zero, and a term of 7 years, which is consistent with the exercise period of the A&R Warrant.

On August 8, 2017, the Company entered into the First Amendment that provides for an additional $2.0 million term loan (the “August 2017 Term Loan”). The Company is required to repay the August 2017 Term Loan by February 1, 2018. In consideration for the First Amendment, the Company issued a new warrant (the “August Warrant” (together with SWK Warrant #1, SWK Warrant #2, and the A&R Warrant, the "SWK Warrants") for SWK to purchase up to 450,000 shares of the Company’s common stock for a strike price of $0.80 per share, paid a fee of $0.03 million, and will pay an exit fee of $0.14 million if the August 2017 Term Loan is repaid by November 30, 2017, or $0.28 million if it is repaid later. The warrant was considered equity classified, and as such, the Company allocated the proceeds from the August 2017 Term Loan to the warrant using the relative fair value method. The fair value of the August Warrant at the inception of the First Amendment of approximately $0.2 million was recorded as a debt discount, and will be amortized through interest expense over the term of the A&R Credit Agreement using the effective interest method. The Company valued the August Warrant using the Black-Scholes pricing model, which utilizes Level 3 Inputs. The Company utilized volatility of 79.3%, a risk-free rate of 2.1%, a dividend rate of zero, and a term of 7 years, which is consistent with the exercise period of the August Warrant. The warrant was being issued by the Company in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 thereunder.

The A&R Credit Agreement revised the previous covenants, and contains customary representations and warranties and various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements. Noncompliance with these covenants constitutes an event of default. The covenants are summarized in the tables below and are on a pro forma basis as if the Merger with Provant happened at the beginning of the six month period ended September 30, 2017:

(in thousands)	Minimum Aggregate Revenue (LTM) as of the end of:
Six months ending September 30, 2017	Nine months ending December 31, 2017	Twelve months ending March 31, 2018	Twelve months ending June 30, 2018	Twelve months ending September 30, 2018	Twelve months ending December 31, 2018	Twelve months ending each fiscal quarter thereafter
$26,000	$53,000	$69,000	$70,000	$71,000	$74,000	$75,000

	Minimum Adjusted EBITDA as of the end of:
	Twelve months ending December 31, 2017	Twelve months ending March 31, 2018	Twelve months ending June 30, 2018	Twelve months ending September 30, 2018	Twelve months ending December 31, 2018	Twelve months ending each fiscal quarter thereafter
	$3,000	$5,000	$5,200	$6,000	$8,000	$9,000

	Minimum Consolidated Unencumbered Liquid Assets as of:
September 30, 2017	The end of each fiscal quarter thereafter
$750	$1,000

The Company was not in compliance with the revenue covenant under the A&R Credit Agreement as of September 30, 2017, and has entered into the Second Amendment as of November 14, 2017, which provides a waiver related to the measurement period ended September 30, 2017. If the Company is unable to comply with financial covenants in the future and in the event that the Company was unable to modify the covenants, find new or additional lenders, or raise additional equity, it would be considered in default, which would then enable the lenders to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on the Company's business.

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

Subordinated Promissory Note

Century invested $2.5 million in Provant prior to the Merger in the form of subordinated, convertible debt bearing interest at 8.25%. Immediately prior to closing of the Merger, approximately $0.4 million of the balance of the note converted to equity in Provant. Subject to a net debt calculation in the Merger Agreement, which included a postclosing true-up, the remaining approximately $2.1 million remained outstanding as subordinated debt (not convertible anymore) of Provant to Century pursuant to the Subordinated Promissory Note dated May 11, 2017 (the “Subordinated Promissory Note”). As noted in Note 3 to the condensed consolidated financial statements, the Subordinated Promissory Note was part of the Provant purchase price allocation and is recorded in long-term liabilities on the condensed consolidated balance sheet as of September 30, 2017.

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

Capital Leases

As a result of the Merger with Provant, the Company acquired two leases accounted for as capital leases, which related to a phone system, which expired in October 2017, and a data center, which expires in June 2018. The underlying assets and accumulated depreciation are recorded in property, plant and equipment, with the corresponding liability of $0.2 million recorded in short-term debt in the condensed consolidated balance sheet as of September 30, 2017.

Note 9: Commitments and Contingencies

Lease obligations

After the Merger with Provant, the Company has two major locations located in Olathe, Kansas and East Greenwich, RI under operating leases which expire in 2018. Through the acquisition of AHS in 2015, the Company acquired two leased properties in Des Moines, IA and Indianapolis, IN under operating leases which also expired in 2018. The Company determined that neither lease was necessary for its operations, thus, in April 2017, settlement agreements for the remaining lease obligations were reached with both landlords. Additionally, the Company was under obligation under a lease related to the discontinued Hooper Holmes Services operations center through 2018 and had ceased use of this facility, and on March 9, 2017, the parties to the lease reached a settlement agreement for the remaining lease obligation. A $0.1 million gain from discontinued operations was recorded during the nine month period ended September 30, 2017, based on this settlement agreement. The lease settlement liabilities for the three settled lease agreements of $0.5 million are accrued in other current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2017. The Company had recorded a facility closure obligation of $0.4 million, related to the discontinued Hooper Holmes Services operations center, which was recorded in other current and long-term liabilities in the accompanying condensed consolidated balance sheet as of December 31, 2016.

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

The Company incurred certain severance and other costs in 2016 and throughout 2017 related to its ongoing initiatives to increase the flexibility of its cost structure and integrate Provant that were recorded in selling, general, and administrative expenses, and at September 30, 2017, the Company recorded a $0.6 million liability related to these initiatives in other current liabilities in the accompanying condensed consolidated balance sheet.

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

On August 5, 2016, the Company agreed to a settlement of $0.5 million related to a lawsuit involving the former Portamedic service line for which the Company retained liability, that was subsequently paid during the nine months ended September 30, 2017. As of December 31, 2016, the Company had recorded a liability of $0.5 million related to this matter in other current liabilities in the condensed consolidated balance sheet.  An expense of $0.2 million recorded during the nine month period ended September 30, 2016, was included in the discontinued operations line item on the condensed consolidated statement of operations. The claim was not covered by insurance, and the Company incurred legal costs to defend the litigation which are also recorded in discontinued operations during the nine month period ended September 30, 2016. There were no such costs incurred during the three and nine month periods ended September 30, 2017.

Prior to the Company’s merger with Provant, Provant settled a lawsuit filed in California state court in which a former employee claimed that Provant failed to follow specific requirements under California wage and hour laws and regulations. Under the settlement agreement, Provant agreed to pay the plaintiff approximately $0.8 million, a portion of which was covered by Provant’s insurance, by March 2018. The uninsured balance of $0.7 million has been accrued in other current liabilities in the condensed consolidated balance sheet as of September 30, 2017.

On September 30, 2016, a former employee filed a class action complaint against the Company in state court in California, alleging employment-related claims. The parties have agreed in principle to settle the case for $0.3 million, subject to negotiation of a definitive settlement agreement, which has been accrued in other current liabilities in the condensed consolidated balance sheet as of September 30, 2017.

Note 10: Income Taxes

The Company's income tax expense was not material for any period presented in the condensed consolidated statement of operations. No amounts were recorded for unrecognized tax benefits or for the payment of interest and penalties during the three and nine month periods ended September 30, 2017 and 2016. No federal or state tax benefits were recorded relating to the current year loss. The Company continues to believe that a full valuation allowance is required on its net deferred tax assets, with the exception of deferred income tax on the liabilities of certain indefinite-lived intangibles.
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

The Company estimated the fair value of the Term Loans and the Century 10% Warrant using Level 3 valuation techniques. The estimated fair value of the Term Loans was determined by discounting future projected cash flows using a discount rate commensurate with the risks involved and by using the Black-Scholes valuation model. The estimated fair value of the Century 10% Warrant was determined by using the Black-Scholes valuation model.

	September 30, 2017			December 31, 2016
(in thousands)	Face Value	Fair Value	Carrying Amount	Face Value	Fair Value	Carrying Amount
Term Loans	$8,500	$5,736	$7,590	$5,000	$4,865	$2,218
Century 10% Warrant	$152	$139	$139	$—	$—	$—

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

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
We service approximately 200 clients representing nearly 3,000 employers and up to 3,000,000 eligible members. In 2016, we delivered nearly 500,000 screenings and are on track to continue year-over-year revenue growth through a combination of our direct, channel partner, and clinical research organization partners as well as through the addition of new customers and the Merger with Provant.

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

•
While we expect our financial condition to improve after the Merger, and our current projections indicate that we will have positive cash flows and net income in 2018, our history of losses requires us to be cautious in our forecasting. Provant has a history of operating losses as well, and we have incurred significant costs and additional debt for the transaction and will continue to incur transition costs to integrate the two companies. Please refer to “Liquidity and Capital Resources - Going Concern” in Part I, Item 2 of this Report for further discussion.

•
We were unable to comply with the covenants in our debt agreements as of September 30, 2017, and for both the three month period ended March 31, 2017 and the twelve month period ended December 31, 2016. We obtained waivers from our lenders for the measurement period ended September 30, 2017. If we were unable to comply with the revised covenants in our debt agreements there is no assurance that we could obtain covenants waivers from our lenders, which could have a material and adverse effect on our business. Please refer to “Liquidity and Capital Resources - Going Concern” in Part I, Item 2 of this Report for further discussion.

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

Additional Equity Contributions

On March 28, 2016, we received $1.2 million in cash in additional equity by issuing 666,667 shares of our common stock, $0.04 par value, to 200 NNH, LLC, (the "Investor") a new private investor, which was used to fund working capital. Pursuant to the Stock Purchase Agreement, there was a lock-up period of 18 months, during which time the Investor could not sell the shares acquired, which has since expired.

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

During the nine month period ended September 30, 2017, we received $3.4 million in cash, net of issuance costs, in additional equity by issuing 4,375,000 shares of our common stock, $0.04 par value, and warrants (the "2017 Private Offering Warrants") to purchase up to an additional 2,187,500 shares of our common stock at an exercise price of $1.35 per share to various investors in a private offering (the "2017 Private Offering"). The 2017 Private Offering Warrants are exercisable for a period of four years from the date of issuance but are not exercisable during the first six months after closing of the 2017 Private Offering. The 2016 Private Offering Warrants were canceled as part of the 2017 Private Offering and replaced by the 2017 Private Offering Warrants. The proceeds from the 2017 Private Offering were used to fund the Merger discussed in Note 3 to the condensed consolidated financial statements.

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

We have gained several new customers in 2017, both through our direct sales efforts and through our channel partners, including a large multi-year clinical research study extension, and have several new opportunities in the contracting phase. Additionally, we expect the Merger with Provant to increase our scale, improving gross margins due to combined revenues and operational synergies decreasing costs. As the only pure-play publicly-traded health and wellness company that offers a fully-integrated end-to-end solution to our customers, we believe we are positioned to capitalize on market need in 2017 and beyond. While we expect our financial condition to improve after the Merger, Provant has a history of operating losses as well, and we will be incurring significant costs and additional debt for the transaction. See Part II, Item 1A, Risk Factors and Note 12 to the condensed consolidated financial statements for further discussion.

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

Adjusted EBITDA

The following table sets forth our reconciliation of Adjusted EBITDA for the three and nine month periods ended September 30, 2017 and September 30, 2016:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(5,410)	$(2,052)	$(13,815)	$(7,940)
Plus:
Interest expense	498	243	1,063	681
Other debt related costs included in interest expense	248	635	1,144	1,997
Income tax expense	5	5	22	15
Depreciation and amortization	1,108	682	2,605	2,090
Share-based compensation expense	443	78	605	548
Severance costs	491	277	700	277
Stock payments in connection with debt amendments	—	—	—	50
Transaction costs	440	50	2,218	379
Transition costs	387	1	415	57
Lease and legal settlements	260	—	309	—
Portamedic contingent liability	—	—	—	150
Write-off of SWK Warrant #2	—	—	—	(887)
Adjusted EBITDA	$(1,530)	$(81)	$(4,734)	$(2,583)

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, (ii) net income tax provision (benefit) and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain non-recurring items that we do not consider indicative of our ongoing operating performance, as consistent with the definition of Adjusted EBITDA in our debt agreements discussed in Note 8 to the condensed consolidated financial statements. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, during the three and nine month periods ended September 30, 2017, we incurred additional revenue and expenses from the Provant Merger thus affecting the comparability with 2016.

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three and nine month periods ended September 30, 2017 and 2016

Revenue - The table below sets forth our consolidated revenue for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Revenue	$14,018	$9,750	43.8%	$30,501	$24,634	23.8%

Consolidated revenues for the three and nine month periods ended September 30, 2017, increased 43.8% and 23.8%, respectively, from the prior year periods primarily due to the addition of Provant revenue from the Merger ($4.7 million and $6.7 million, respectively, for the three and nine month periods ended September 30, 2017) and increased revenue from new long-term clinical study contracts, offset by a reduction in volume from coaching services and on-site screening services, partially caused by weather-related events in September 2017.

Cost of Operations - The table below sets forth our consolidated cost of operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2017	% of Revenue	2016	% of Revenue	2017	% of Revenue	2016	% of Revenue
Cost of Operations	$10,922	77.9%	$7,282	74.7%	$24,036	78.8%	$18,941	76.9%

Cost of operations, as a percentage of revenue, for the three and nine month periods ended September 30, 2017, increased 3.2% and 1.9%, respectively, from prior year periods primarily due to decrease in revenue with fixed costs as discussed above and decreased margin on combined coaching services as we are working toward integrating Provant.

Selling, General and Administrative Expenses - The table below sets forth our consolidated SG&A expenses for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Selling, general and administrative expenses	$7,330	$3,586	104.4%	$15,982	$11,138	43.5%

SG&A expenses for the three and nine month periods ended September 30, 2017, increased 104.4% and 43.5%, respectively, compared to the prior year periods primarily due to the addition of Provant expenses from the Merger ($3.2 million and $5.0 million, respectively, for the three and nine month periods ended September 30, 2017) offset by our ongoing cost-saving initiatives and Merger synergies (payroll reductions, overhead, etc), as discussed in Notes 3 and 9 to the condensed consolidated financial statements.

Transaction Costs

Transaction costs represent legal and professional fees incurred for non-recurring transactions. During the three and nine month periods ended September 30, 2017, we incurred $0.4 million and $2.2 million, respectively, compared to the three and nine month periods ended September 30, 2016, when we incurred $0.1 million and $0.4 million, respectively, of transaction costs with the increase from prior year periods primarily due to costs incurred for the Merger.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the three month period ended September 30, 2017, was $4.7 million, compared to $1.2 million in the prior year period. Our consolidated operating loss from continuing operations for the nine month period ended September 30, 2017, was $11.7 million compared to $5.8 million in the prior year period. Operating losses for the three and nine month periods ended September 30, 2017, were driven by $0.6 million and $2.4 million, respectively, of one-time transaction and transition costs related to the Merger.

Interest Expense

Interest expense for the three month periods ended September 30, 2017 and 2016, was $0.7 million and $0.9 million, respectively. Interest expense for the nine month periods ended September 30, 2017 and 2016, was $2.2 million and $2.7 million, respectively. A detail of the components of interest expense is included in Note 8 to the condensed consolidated financial statements.

Other Income

Other income for the nine month period ended September 30, 2016, was $0.9 million which is due to the elimination of SWK Warrant #2 (see Note 8 to the condensed consolidated financial statements). There was no activity in other income during the three and nine month periods ended September 30, 2017, or the three month period ended September 30, 2016.

Gain (Loss) from Discontinued Operations

The gains from discontinued operations, net, of $0.02 million and $0.1 million, respectively, for the three and nine month periods ended September 30, 2017, were primarily due to the write-off of stale payables related to the former Portamedic business and the lease settlement agreement related to the discontinued Hooper Holmes Services operations center. The loss from discontinued operations, net, of $0.3 million for the nine month period ended September 30, 2016, was primarily due to expenses of $0.15 million for a contingent liability related to the Portamedic service line. There was no material activity in discontinued operations for the three month period ended September 30, 2016. Discontinued operations represent the net results of operations and adjustments during the periods presented for the Heritage Labs, Hooper Holmes Services, and Portamedic businesses.

Net Loss

Net loss for the three month period ended September 30, 2017, was $5.4 million, or $0.21 per share on both a basic and diluted basis, as compared to a net loss of $2.1 million, or $0.22 per share on both a basic and diluted basis for the three month period ended September 30, 2016. Net loss for the nine month period ended September 30, 2017, was $13.8 million, or $0.71 per share on both a basic and diluted basis, as compared to a net loss of $7.9 million, or $0.93 per share on both a basic and diluted basis for the nine month period ended September 30, 2016.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents as well as availability under a Credit and Security Agreement (the "2016 Credit and Security Agreement") with SCM Specialty Finance Opportunities Fund, L.P. ("SCM"), as amended through the Omnibus Joinder to Loan Documents and Third Amendment to Credit and Security Agreement and Limited Waiver dated as of May 11, 2017 (the “Third Amendment”) and the Waiver and Fourth Amendment to Credit and Security Agreement (the "Fourth Amendment") dated as of November 14, 2017. In addition, we entered into the Amended and Restated Credit Agreement dated as of May 11, 2017 (the “A&R Credit Agreement”), with SWK Funding, LLC (“SWK”), as amended by the First Amendment to the A&R Credit Agreement (the “First Amendment”) dated as of August 8, 2017, and the Second Amendment to the A&R Credit Agreement (the “Second Amendment”) dated as of November 14, 2017. The A&R Credit Agreement provides both a term loan of $6.5 million (the “Term Loan”) and a $2.0 million revolving credit facility (the “Seasonal Facility”) that we can use between June 1 and November 30, for both 2017 and 2018. The First Amendment provides an additional $2.0 million term loan (the “August 2017 Term Loan”).

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

Principal conditions or events that require management's consideration

Following are conditions and events which require management's consideration:

•
We had a working capital deficit of $16.7 million with $1.6 million in cash and cash equivalents at September 30, 2017. We had $6.1 million of payables at September 30, 2017 that were past due-date terms. We are working with our vendors to facilitate revised payment terms; however, we have had certain vendors who have threatened to terminate services due to aged outstanding payables and in order to accelerate invoice payments.  If services were terminated and we weren't able to find alternative sources of supply, this could have a material adverse impact on our business.

•
Our net cash used in operating activities during the nine month period ended September 30, 2017, was $11.5 million. While our current forecasts indicate positive cash flows in 2018, our history of losses requires us to be cautious in our forecasting.

•
We incurred a loss from continuing operations before tax of $13.9 million for the nine month period ended September 30, 2017; however, this includes $2.4 million of one-time transaction and transition costs related to the Merger. While our current forecasts show positive net income in 2018, our history of losses requires us to be cautious in our forecasting.

•
We had $7.9 million of outstanding borrowings under the 2016 Credit and Security Agreement with SCM, borrowing the maximum available amount under the borrowing capacity, as of September 30, 2017. As of November 10, 2017, we had $12.1 million of outstanding borrowings and $1.7 million of unused borrowing capacity. Any borrowings on the unused borrowing capacity are at the discretion of SCM.

•
We owed $8.5 million at September 30, 2017, under the Term Loans with SWK, which was used to fund the Merger and working capital. In addition, we owed $2.0 million to SWK for the Seasonal Facility and $2.1 million to Century (as defined in Note 8 to the condensed consolidated financial statements) for the Subordinated Promissory Note issued in connection with the Merger.

•
    On August 8, 2017, we entered into a First Amendment to the A&R Credit Agreement (the “First Amendment”) that provides for an additional $2.0 million term loan (the “August 2017 Term Loan”) to provide additional liquidity to strengthen our entrance into busy season. We are required to repay the August 2017 Term Loan by February 1, 2018. In consideration for the First Amendment, we issued a new warrant (the “August Warrant”) for SWK to purchase up to 450,000 shares of our common stock for a strike price of $0.80 per share, paid a fee of $0.03 million, and will pay an exit fee of $0.14 million if the August 2017 Term Loan is repaid by November 30, 2017, or $0.28 million if it is repaid later.

•
The debt agreements with SCM and SWK described above contain certain financial covenants, including various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements, which we did not comply with as of September 30, 2017. On November 14, 2017, we obtained waivers for the measurement period ended September 30, 2017. Noncompliance with these covenants would constitute an event of default. If we are unable to comply with financial covenants in the future and cannot modify the covenants, find new or additional lenders, or raise additional equity, SCM reserves the right to terminate access to the unused borrowing capacity under the 2016 Credit and Security Agreement, while SCM and SWK reserve the right to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on our business. Additionally, the negative covenants set forth in the debt agreements with SCM and SWK prohibit us from incurring additional debt of any kind without prior approval from the lenders. For additional information regarding the 2016 Credit and Security Agreement, the A&R Credit Agreement, and the related covenants, refer to Note 8 to the condensed consolidated financial statements.

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

Management's plans

We expect to continue to monitor our liquidity carefully, work to reduce this uncertainty, and address our cash needs through a combination of one or more of the following actions:

•
On May 11, 2017, we closed the Merger with Provant pursuant to the Merger Agreement. We expect the Merger to increase the scale of our Company, improving gross margins due to combined revenues and combined operations which will produce operational synergies by reducing fixed costs. We expect to achieve $7.0 million in annual synergy savings; we expect to recognize at least $2.8 million in 2017 and a full $7.0 million annually starting in 2018. While we expect our financial condition to improve after the Merger, Provant has a history of operating losses as well, and we have incurred significant costs and additional debt for the transaction and will continue to incur transition costs to integrate the two companies.

•
We will continue to evaluate possible equity investments. During the nine month period ended September 30, 2017, we were able to raise $3.4 million of additional equity through the issuance of common stock and warrants, net of issuance costs.

•
On August 31, 2017, we entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”) (the "LPC Equity Line"), pursuant to which we have the right to sell to LPC up to $10.0 million in shares of our common stock, $0.04 par value. Subject to certain limitations and stock price requirements, including our obligation to file a registration statement on Form S-1 to register the resale of such shares, we will have the right to require LPC to purchase shares to provide equity financing for our operations over the 36-month period commencing on the date that the registration statement is declared effective by the SEC.

•
As discussed in Note 9 to the condensed consolidated financial statements, we reached settlement agreements for the remaining lease obligations owed under three operating leases for spaces we no longer utilize. The terms of the three lease settlements reduced our obligation by approximately $0.7 million compared to the original stated lease terms.

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

Cash Flows used in Operating Activities

For the nine month period ended September 30, 2017, net cash used in operating activities was $11.5 million, compared to $7.1 million in the prior year period.

The net cash used in operating activities for the nine month period ended September 30, 2017, reflects a net loss of $13.8 million, which was offset by non-cash charges of $4.6 million in depreciation and amortization expense, other debt related costs included in interest expense, share-based compensation expense, and issuance of warrants in connection with the Merger and debt amendments. Changes in working capital included an increase in accounts receivable of $5.0 million and an increase in accounts payable, accrued expenses, and other liabilities of $3.3 million.

Our consolidated days sales outstanding ("DSO"), measured on a rolling 90-day basis, was 66.3 days at September 30, 2017, compared to 37.4 days at December 31, 2016, and 58.3 days at September 30, 2016, with the change from year end due to timing of large customer receipts. As mentioned above, we experience a timing difference between the operating expense and cash collection of the associated revenue based on customer payment terms. Historically, our accounts receivable balances and our DSO are near their highest point in September and their lowest point in December as many of our customers utilize the remainder of their operating budgets before their year-end budget close-out.

Cash Flows used in Investing Activities

We used $0.2 million and $0.3 million, respectively, for the nine month periods ended September 30, 2017 and 2016, for capital expenditures and received $1.9 million of cash in the Merger with Provant.

Cash Flows provided by Financing Activities

For the nine month period ended September 30, 2017, net cash provided by financing activities was $9.5 million, compared to $6.2 million in the prior year period.

For the nine month periods ended September 30, 2017 and 2016, we received $3.4 million and $6.2 million, net of issuance costs, respectively, in connection with the additional equity raised as noted above, in addition to net borrowings under the credit facility of $4.2 million for the nine month period ended September 30, 2017, offset by the payoff of Provant's revolving credit facility in connection with the Merger of $4.7 million. For the nine month period ended September 30, 2017, we received $4.8 million in proceeds from the A&R Agreement and the First Amendment and $2.0 million in proceeds from the Seasonal Facility. For the nine month period ended September 30, 2016, the equity raise was partially offset by the net borrowings under the credit facility of $1.0 million and the principal payment on the Term Loan of $1.0 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Dividends

No dividends were paid during the nine month periods ended September 30, 2017 and 2016. We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2016 Credit and Security Agreement and our A&R Credit Agreement, each as described in Note 8 to the unaudited condensed consolidated financial statements.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon cer tain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, the Company's disclosure controls and procedures were not effective as a result of a material weakness in the Company’s internal control over financial reporting related to the ineffective design and operation of internal controls related to the accounting for non-routine transactions.

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

Notwithstanding this material weakness in accounting for non-routine transactions, management has concluded that the consolidated financial statements included in the Quarterly Report on Form 10-Q present fairly, in all material respects, the consolidated financial position of the Company at September 30, 2017, and December 31, 2016, and the consolidated results of operations and cash flows for each of the three and nine month periods ended September 30, 2017 and 2016, in conformity with U.S. generally accepted accounting principles.

(b) Changes in Internal Control over Financial Reporting

As discussed in Note 3 to the condensed consolidated financial statements, the Company consummated the Merger with Provant on May 11, 2017. The Company is assessing the full financial reporting impact of this transaction. Except for any changes in internal controls related to the integration of the Merger, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2017, which has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

In order to fund the Merger, we entered into the Amended and Restated Credit Agreement (the "A&R Credit Agreement") as of May 11, 2017, with SWK which increases the Term Loan balance from $3.7 million to $6.5 million to partially fund the Merger with Provant and pay certain fees and expenses related to the Merger. The A&R Credit Agreement also includes a revolving seasonal credit facility (the “Seasonal Facility”) pursuant to which we are able to borrow up to $2.0 million between June 1 and November 30, 2017 and 2018. Additionally, we entered into the Omnibus Joinder to Loan Documents and Third Amendment to Credit and Security Agreement (the “Third Amendment”) as of May 11, 2017, with SCM which expanded our revolving credit facility from $7.0 million to $10.0 million with an accordion to $15.0 million during high-volume months, at the discretion of SCM. As a result, we have indebtedness that is substantially greater than our indebtedness prior to the Merger. This higher level of indebtedness may:

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

We may require additional financing beyond the Lincoln Park Purchase Agreement to provide liquidity to our business.

The Company has entered into the Purchase Agreement with Lincoln Park, discussed under “Liquidity and Capital Resources,” pursuant to which Lincoln Park has agreed to purchase up to $10.0 million of the Company’s common stock over a three-year period if the Company requests it to make such purchases. There can be no assurance, however, that the Purchase Agreement will provide the Company with sufficient access to capital to resolve its ongoing liquidity challenges in light of the Purchase Agreement’s limits on the number of shares and the dollar value of shares that can be sold to Lincoln Park each day, coupled with the fact that any such shares will be sold at prevailing market prices for our common stock.

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

The market price of our common stock has been volatile and declined since the Merger and may continue to be volatile and/or decline.

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

The ownership of our common stock after the Merger is currently highly concentrated, and this may result in perceived conflicts of interest that could cause our stock price to decline.

Following completion of the Merger, our executive officers and directors and their affiliates beneficially own approximately 53% of the outstanding shares of our common stock, including shares beneficially owned by a director whose holdings include most of the shares beneficially owned by former Provant equity holders. The former Provant equity holders beneficially own approximately 47% of our outstanding common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These shareholders may also delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The rights of the former Provant equity holders are subject to the Voting and Standstill Agreement entered into in connection with the closing of the Merger. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Share Issuances

We did not issue any shares of our common stock during the three and nine month periods ended September 30, 2017, in transactions not registered under the Securities Act of 1933, except as previously reported in our Current Reports on Form 8-K.

Share Repurchases

We did not purchase any shares of our common stock during the three and nine month periods ended September 30, 2017.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Mine Safety Disclosure

None.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

Exhibit No.	Description of Exhibit

4.1
Warrant dated August 8, 2017, issued by Hooper Holmes, Inc. to SWK Funding LLC (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, Exhibit 4.6, filed with the SEC on August 14, 2017).

10.1
First Amendment to Amended and Restated Credit Agreement dated August 8, 2017, among Hooper Holmes, Inc., SWK Funding LLC and the other parties thereto (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, Exhibit 10.12, filed with the SEC on August 14, 2017).

10.2
Purchase Agreement dated as of August 31, 2017, between Hooper Holmes, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 10.1, filed with the SEC on September 1, 2017).

10.3
Registration Rights Agreement dated as of August 31, 2017, between Hooper Holmes, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 10.2, filed with the SEC on September 1, 2017).

10.4	Amendment No. 1 to Employment Agreement, dated September 18, 2017, between Hooper Holmes, Inc. and Steven Balthazor.*
10.5	Waiver and Fourth Amendment to Credit and Security Agreement, dated as of November 14, 2017, among Hooper Holmes, Inc., SCM Specialty Finance Opportunities Fund, L.P. and the other parties thereto.*
10.6	Second Amendment to Amended and Restated Credit Agreement dated November 14, 2017, among Hooper Holmes, Inc., SWK Funding LLC and the other parties thereto.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Label Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hooper Holmes, Inc.

Dated: November 14, 2017

By: /s/ Henry E. Dubois
Henry E. Dubois
Chief Executive Officer (Principal Executive Officer)

By: /s/ Steven R. Balthazor
Steven R. Balthazor
Chief Financial Officer (Principal Financial and Accounting Officer)