Form 10-Q/A
period 2017-06-30
HOOPER HOLMES INC
filed 2018-04-17
CIK 741815

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

1

The number of shares outstanding of the Registrant's $0.04 par value common stock as of July 31, 2017 was 25,852,498 shares.

2

EXPLANATORY NOTE

Hooper Holmes, Inc. and its subsidiaries (“Hooper Holmes”, the "Company”, "we", "our", and "us") is filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, as originally filed with the Securities and Exchange Commission on August 14, 2017 (the “Original Form 10-Q”):

•	Part I - Item 1. Financial Statements (unaudited)

•	Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

•	Part I - Item 4. Controls and Procedures

•	Part II - Item 6. Exhibits

The purpose of this amendment is to restate our previously reported results for the periods ended June 30, 2017, to correct errors of $0.5 million and $0.1 million related to the treatment of consultant fees incurred during the Merger (as defined in Note 1 to the condensed consolidated financial statements) and internal use software costs, respectively. During the first quarter of 2017, the Company properly accrued an expense of $0.25 million that became payable upon issuance of a fairness opinion by the Company’s investment banker related to the Merger. When the Merger closed on May 11, 2017, an additional $0.5 million investment banking fee became payable, but the Company failed to accrue the additional amount due to an oversight. Both fees arose under the Company’s engagement letter with the investment banker, but the Company has never received an invoice for either portion of the fee and neither portion has been paid. Additionally, the Company erroneously capitalized $0.1 million of internal use software that should have been expensed. The unaudited condensed consolidated financial statements for the periods ended June 30, 2017, included in this Form 10-Q/A have been restated to correct these errors, along with the applicable other Items noted above.

This amendment does not modify any disclosures contained in our original Form 10-Q, except for the foregoing Items and Exhibits. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Original Form 10-Q, and the Company’s other filings with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Form 10-Q, including any amendments thereto.

3

HOOPER HOLMES, INC. AND SUBSIDIARIES

4

PART I - Financial Information

ITEM 1	Financial Statements

Hooper Holmes, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited) (restated)
Current assets:
Cash and cash equivalents	$1,250	$1,866
Accounts receivable, net of allowance for doubtful accounts of $72 and $43 at June 30, 2017 and December 31, 2016, respectively	7,133	4,155
Inventories	1,424	1,112
Other current assets	997	345
Total current assets	10,804	7,478

Property, plant and equipment	9,668	8,460
Less: Accumulated depreciation and amortization	7,351	6,700
Property, plant and equipment, net	2,317	1,760

Intangible assets, net	10,995	4,031
Goodwill	7,177	633
Other assets	495	352
Total assets	$31,788	$14,254

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$8,798	$6,612
Accrued expenses	5,272	1,747
Short-term debt	6,754	5,821
Other current liabilities	3,489	2,621
Total current liabilities	24,313	16,801

Long-term debt	7,831	—
Other long-term liabilities	275	317

Commitments and contingencies (Note 9)

Stockholders' deficit:
Common stock, par value $0.04 per share; Authorized: 240,000,000 shares; Issued: 25,852,498 shares at June 30, 2017, and 10,103,525 shares at December 31, 2016; Outstanding: 25,852,498 shares at June 30, 2017, and 10,103,525 shares at December 31, 2016	1,034	404
Additional paid-in capital	176,699	166,084
Accumulated deficit	(178,364)	(169,352)
Total stockholders' deficit	(631)	(2,864)
Total liabilities and stockholders' deficit	$31,788	$14,254

See accompanying notes to unaudited condensed consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(restated)		(restated)
Revenues	$8,883	$7,643	$16,484	$14,884
Cost of operations	7,206	5,878	13,115	11,659
Gross profit	1,677	1,765	3,369	3,225
Selling, general and administrative expenses	5,281	3,724	8,760	7,551
Transaction costs	1,595	221	2,277	329
Operating loss from continuing operations	(5,199)	(2,180)	(7,668)	(4,655)
Interest expense	693	1,011	1,461	1,800
Other income	—	(887)		(887)
Loss from continuing operations before taxes	(5,892)	(2,304)	(9,129)	(5,568)
Income tax expense	12	5	17	10
Loss from continuing operations	(5,904)	(2,309)	(9,146)	(5,578)

Discontinued operations:
Gain (loss) from discontinued operations	21	(150)	134	(309)
Net loss	$(5,883)	$(2,459)	$(9,012)	$(5,887)

Basic and diluted loss per share:
Continuing operations
Basic	$(0.28)	$(0.27)	$(0.57)	$(0.67)
Diluted	$(0.28)	$(0.27)	$(0.57)	$(0.67)
Discontinued operations
Basic	$—	$(0.02)	$0.01	$(0.04)
Diluted	$—	$(0.02)	$0.01	$(0.04)
Net loss
Basic	$(0.28)	$(0.29)	$(0.56)	$(0.71)
Diluted	$(0.28)	$(0.29)	$(0.56)	$(0.71)

Weighted average number of shares - Basic	21,336,209	8,602,590	16,104,369	8,329,568
Weighted average number of shares - Diluted	21,336,209	8,602,590	16,104,369	8,329,568
See accompanying notes to unaudited condensed consolidated financial statements.

 Hooper Holmes, Inc.
Condensed Consolidated Statement of Stockholders’ Deficit
(unaudited) (restated)
 (in thousands, except share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2016	10,103,525	$404	$166,084	$(169,352)	$(2,864)
Net loss	—	—	—	(9,012)	(9,012)
Issuance of warrant to SWK in connection with the Merger	—	—	361	—	361
Issuance of warrant to Century in connection with the Merger	—	—	152	—	152
Issuance of common stock in connection with the Merger	—	22	342	—	364
Issuance of common stock and warrants, net of issuance costs	5,280,324	189	3,225	—	3,414
Issuance of common stock as Merger consideration	10,448,849	418	6,374	—	6,792
Share-based compensation	19,800	1	161	—	162
Balance, June 30, 2017	25,852,498	$1,034	$176,699	$(178,364)	$(631)
See accompanying notes to unaudited condensed consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:	(restated)
Net loss	$(9,012)	$(5,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,497	1,409
Other debt related costs included in interest expense	820	1,362
Termination fees included in payoff of 2013 Loan and Security Agreement	—	277
Provision for bad debt expense	30	117
Share-based compensation expense	162	470
Issuance of warrant to SWK in connection with the Merger	361	—
Issuance of warrant to Century in connection with the Merger	152	—
Issuance of common stock in connection with the Merger	364	—
Issuance of common stock in connection with First Amendment to Credit Agreement	—	50
Write-off of SWK Warrant #2	—	(887)
Change in assets and liabilities:
Accounts receivable	125	72
Inventories	6	(414)
Other assets	149	(52)
Accounts payable, accrued expenses and other liabilities	(1,335)	(1,365)
Net cash used in operating activities	(6,681)	(4,848)
Cash flows from investing activities:
Capital expenditures	(130)	(191)
Cash acquired from Merger with Provant Health Solutions	1,936	—
Net cash used in investing activities	1,806	(191)
Cash flows from financing activities:
Borrowings under credit facility	18,856	16,566
Payments under credit facility	(18,098)	(17,044)
Repayment of Provant credit facility in connection with the Merger	(4,684)	—
Principal payments on Term Loan	—	(954)
Proceeds from amendment of Term Loan	2,824	—
Proceeds from Seasonal Facility	2,000	—
Issuance of common stock and warrants, net of issuance costs	3,414	4,574
Payments on capital lease obligations	(53)	—
Debt issuance costs	—	(36)
Net cash provided by financing activities	4,259	3,106

Net decrease in cash and cash equivalents	(616)	(1,933)
Cash and cash equivalents at beginning of period	1,866	2,035
Cash and cash equivalents at end of period	$1,250	$102

Supplemental disclosure of non-cash investing and financing activities:
Fixed assets vouchered but not paid	$198	$28
Fair value of common stock issued as Merger consideration	$6,792	$—
Fair value of debt assumed in the Merger	$7,110	$—
Issuance of common stock in connection with Second Amendment to Credit Agreement	$—	$100
Payoff of 2013 Loan and Security Agreement by SCM	$—	$(2,552)
Opening outstanding borrowings under 2016 Credit and Security Agreement	$—	$3,028
Debt issuance costs incurred for 2016 Credit and Security Agreement	$—	$236
Supplemental disclosure of cash paid during period for:
Income taxes	$25	$31
Interest	$488	$466
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

Restatement of Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements for the periods ended June 30, 2017, have been restated to correct errors of $0.5 million and $0.1 million related to the treatment of consultant fees incurred during the Merger (as defined below) and internal use software costs, respectively. During the first quarter of 2017, the Company properly accrued an expense of $0.25 million that became payable upon issuance of a fairness opinion by the Company’s investment banker related to the Merger. When the Merger closed on May 11, 2017, an additional $0.5 million investment banking fee became payable, but the Company failed to accrue the additional amount due to an oversight. Both fees arose under the Company’s engagement letter with the investment banker, but the Company has never received an invoice for either portion of the fee and neither portion has been paid. Additionally, the Company erroneously capitalized $0.1 million of internal use software that should have been expensed. The following table summarizes the effects of this restatement on the periods ended June 30, 2017, resulting from the correction of these errors:

	Three Months Ended June 30, 2017			As of and for the Six Month Period Ended June 30, 2017
	Previously Reported	Adjustment	Restated	Previously Reported	Adjustment	Restated
	($ in thousands, except per share data)			($ in thousands, except per share data)
CONDENSED CONSOLIDATED BALANCE SHEET:
ASSETS
Property, plant and equipment, net				$9,774	$(106)	$9,668
Total assets				31,894	(106)	31,788
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses				4,772	500	5,272
Total current liabilities				23,813	500	24,313
Stockholders' deficit:
Accumulated deficit				(177,758)	(606)	(178,364)
Total stockholders' deficit				(25)	(606)	(631)
Total liabilities and stockholders' deficit				$31,894	$(106)	$31,788

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS:
Selling, general and administrative expenses	$5,175	$106	$5,281	$8,654	$106	$8,760
Transaction costs	1,095	500	1,595	1,777	500	2,277
Operating loss from continuing operations	(4,593)	(606)	(5,199)	(7,062)	(606)	(7,668)
Loss from continuing operations before taxes	(5,286)	(606)	(5,892)	(8,523)	(606)	(9,129)
Loss from continuing operations	(5,298)	(606)	(5,904)	(8,540)	(606)	(9,146)
Net loss	$(5,277)	$(606)	$(5,883)	$(8,406)	$(606)	$(9,012)
Loss from continuing operations per common share: basic and diluted	$(0.25)	$(0.03)	$(0.28)	$(0.53)	$(0.04)	$(0.57)
Net loss per common share: basic and diluted	$(0.25)	$(0.03)	$(0.28)	$(0.52)	$(0.04)	$(0.56)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS:
Cash flows from operating activities:
Net loss				$(8,406)	$(606)	$(9,012)
Change in assets and liabilities:
Accounts payable, accrued expenses and other liabilities				(1,835)	500	(1,335)
Net cash used in operating activities				(6,575)	(106)	(6,681)
Cash flows from investing activities:
Capital expenditures				(236)	106	(130)
Net cash provided by investing activities				$1,700	$106	$1,806

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

Principal conditions or events that require management's consideration

Following are conditions and events which require management's consideration:

•
The Company had a working capital deficit of $13.5 million with $1.3 million in cash and cash equivalents at June 30, 2017. The Company had $7.4 million of payables at June 30, 2017, that were past due-date terms. The Company is working with its vendors to facilitate revised payment terms; however, the Company has had certain vendors who have threatened to terminate services due to aged outstanding payables and in order to accelerate invoice payments.  If services were terminated and the Company wasn’t able to find alternative sources of supply, this could have a material adverse impact on the Company’s business.

•
The Company's net cash used in operating activities during the six month period ended June 30, 2017, was $6.7 million, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future.

•
The Company incurred a loss from continuing operations of $9.1 million for the six month period ended June 30, 2017; however, this includes $2.3 million of one-time transaction costs related to the Merger. Current projections indicate that the Company will have continued recurring losses for the foreseeable future.

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

Note 3: Merger

On May 11, 2017, the Company closed the Merger contemplated by the Merger Agreement by and among the Company, Piper Merger Corp., Provant, and Wellness Holdings, LLC. Provant was the surviving entity in the Merger, as a result of which it became a wholly-owned subsidiary of the Company. As Merger consideration, the Company issued 10,448,849 shares to the Provant equity holders (the “Former Provant Owners”). The Former Provant Owners now hold approximately 48% of the Company’s approximately 25.9 million outstanding shares of common stock. During the three and six month periods ended June 30, 2017, the Company incurred $1.6 million and $2.3 million, respectively, of transaction costs in connection with the Merger in the condensed consolidated statement of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	(restated)	(restated)	(restated)	(restated)
(in thousands)	2017	2016	2017	2016
Pro forma revenues	$10,884	$12,426	$24,034	$26,390

Pro forma net loss from continuing operations	$(5,873)	$(8,384)	$(11,680)	$(16,004)

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had the Company been a combined company during the periods presented, nor are they indicative of the consolidated results of operations in future periods, as they do not reflect the operational synergies expected to be achieved by reducing fixed costs by combining operations. Additionally, during the three and six month periods ended June 30, 2016, Provant had pass-through gift card revenues of $1.0 million and $2.0 million, respectively, that was a non-recurring transaction. The pro forma results for the three and six month periods ended June 30, 2017, include immaterial pre-tax adjustments for net amortization of intangible assets and the elimination of transaction costs of $2.1 million and $3.3 million, respectively. Pro forma results for the three and six month periods ended June 30, 2016, include immaterial pre-tax adjustments for net amortization of intangible assets and the addition of transaction costs of $2.1 million and $3.3 million, respectively.

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

Note 12: Subsequent Events

On August 8, 2017, the Company entered into a First Amendment to the A&R Credit Agreement (the “First Amendment”) that provided for an additional $2.0 million term loan (the “August 2017 Term Loan”). The Company was required to repay the August 2017 Term Loan by February 1, 2018. In consideration for the First Amendment, the Company issued a new warrant (the “August Warrant”) for SWK to purchase up to 450,000 shares of the Company’s common stock for a strike price of $0.80 per share, paid a fee of $0.03 million, and will pay an exit fee of $0.28 million.

On November 14, 2017, the Company entered into a Second Amendment to the A&R Credit Agreement, which provided a waiver for the non-compliance with the debt covenants for the measurement period ended September 30, 2017.

On February 2, 2018, the Company entered into a Third Amendment to the A&R Credit Agreement which provided a waiver for the non-compliance of the debt covenants for the measurement period ended December 31, 2017, if the Company is able to pay in full the $2.0 million due under the August 2017 Term Loan prior to April 30, 2018.

The Company was not able to make its March 15, 2018, payment to SWK due under the A&R Credit Agreement; therefore, the Company is in default with SWK and, due to the cross-default clause with CNH, was also in default on the 2016 Credit and Security Agreement. In addition, the Company's Subordinated Promissory Note owed to Century is subject to acceleration in the event of defaults on the A&R Credit Agreement and 2016 Credit and Security Agreement. Due to the covenant violations, events of default, and the substantial doubt about the Company's ability to continue as a going concern, all debt has been classified as short-term on the consolidated balance sheet as of December 31, 2017.

On March 26, 2018, as previously disclosed on the Company's Current Report on Form 8-K filed with the SEC on March 30, 2018, the Company appointed a Chief Restructuring Officer ("CRO"), whose principal duties in the immediate term are to establish a working capital plan, with the broader mandate to include developing and implementing plans to restructure the Company’s balance sheet, operating expense structure and overall strategies in an effort to resolve the substantial doubt about the Company's ability to continue as a going concern, as described in Note 2 to the condensed consolidated financial statements.

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

We monitor the following key metrics related to our core health and wellness operations:

•	the number of health screenings completed;

•	the number of enrollments in health coaching services;

•	the number of subscribers to the wellness portal services;

•	the quality scores of our health professionals;

•	the aggregate of travel expenditures incurred by our health professionals;

•	budget to actual performance; and

•	Adjusted EBITDA.

Certain of the above-cited metrics are discussed in the comparative discussion and analysis of our results of operations that follows.

Adjusted EBITDA

The following table sets forth our reconciliation of Adjusted EBITDA for the three and six month periods ended June 30, 2017 and June 30, 2016:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(restated)		(restated)
Net loss	$(5,883)	$(2,459)	$(9,012)	$(5,887)
Plus:
Interest expense	346	225	565	438
Other debt related costs included in interest expense	347	786	896	1,362
Income tax expense	12	5	17	10
Depreciation and amortization	874	708	1,497	1,409
Share-based compensation expense	124	390	162	470
Severance costs	210	—	210	—
Stock payments in connection with debt amendments	—	(100)	—	50
Transaction costs	1,595	221	2,277	329
Transition costs	31	2	29	54
Lease settlements	31	—	49	—
Portamedic contingent liability	—	—	—	150
Write-off of SWK Warrant #2	—	(887)	—	(887)
Adjusted EBITDA	$(2,313)	$(1,109)	$(3,310)	$(2,502)

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

Selling, General and Administrative Expenses - The table below sets forth our consolidated SG&A expenses for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2017	2016	% Change	2017	2016	% Change
	(restated)			(restated)
Selling, general and administrative expenses	$5,281	$3,724	41.8%	$8,760	$7,551	16.0%

SG&A expenses for the three and six month periods ended June 30, 2017, increased 41.8% and 16.0%, respectively, compared to the prior year periods primarily due to the addition of Provant expenses from the Merger ($1.8 million since the Merger date of May 11, 2017) offset by our ongoing cost-saving initiatives and Merger synergies, as discussed in Notes 3 and 9 to the condensed consolidated financial statements.

Transaction Costs

Transaction costs represent legal and professional fees incurred for non-recurring transactions. During the three and six month periods ended June 30, 2017, we incurred $1.6 million and $2.3 million, respectively, compared to the three and six month periods ended June 30, 2016, when we incurred $0.2 million and $0.3 million, respectively, of transaction costs with the increase from prior year periods due to costs incurred for the Merger.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the three month period ended June 30, 2017, was $5.2 million, compared to $2.2 million in the prior year period. Our consolidated operating loss from continuing operations for the six month period ended June 30, 2017, was $7.7 million compared to $4.7 million in the prior year period. Operating losses for the three and six month periods ended June 30, 2017, were driven by $1.6 million and $2.3 million, respectively, of one-time transaction costs related to the Merger.

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

Net Loss

Net loss for the three month period ended June 30, 2017, was $5.9 million, or $0.28 per share on both a basic and diluted basis, as compared to a net loss of $2.5 million, or $0.29 per share on both a basic and diluted basis for the three month period ended June 30, 2016. Net loss for the six month period ended June 30, 2017, was $9.0 million, or $0.56 per share on both a basic and diluted basis, as compared to a net loss of $5.9 million, or $0.71 per share on both a basic and diluted basis for the six month period ended June 30, 2016.

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

Principal conditions or events that require management's consideration

Following are conditions and events which require management's consideration:

•
We had a working capital deficit of $13.5 million with $1.3 million in cash and cash equivalents at June 30, 2017. We had $7.4 million of payables at June 30, 2017 that were past due-date terms. We are working with our vendors to facilitate revised payment terms; however, we have had certain vendors who have threatened to terminate services due to aged outstanding payables and in order to accelerate invoice payments.  If services were terminated and we weren't able to find alternative sources of supply, this could have a material adverse impact on our business.

•
Our net cash used in operating activities during the six month period ended June 30, 2017, was $6.7 million, and current projections indicate that we will have continued negative cash flows for the foreseeable future.

•
We incurred a loss from continuing operations of $9.1 million for the six month period ended June 30, 2017; however, this includes $2.3 million of one-time transaction costs related to the Merger. Current projections indicate that we will have continued recurring losses for the foreseeable future.

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

Cash Flows used in Operating Activities

For the six month period ended June 30, 2017, net cash used in operating activities was $6.7 million, compared to $4.8 million in the prior year period.

The net cash used in operating activities for the six month period ended June 30, 2017, reflects a net loss of $9.0 million, which was offset by non-cash charges of $2.8 million in depreciation and amortization expense, other debt related costs included in interest expense, share-based compensation expense, and issuance of warrants in connection with the Merger. Changes in working capital included an increase in accounts receivable of $0.1 million and an increase in accounts payable, accrued expenses, and other liabilities of $1.3 million.

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

Cash Flows used in Investing Activities

We used $0.1 million and $0.2 million, respectively, for the six month periods ended June 30, 2017 and 2016, for capital expenditures and received $1.9 million of cash in the Merger with Provant.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, the Company's disclosure controls and procedures were not effective as a result of material weaknesses in the Company’s internal control over financial reporting and the ineffective design and operation of internal controls related to the accounting for non-routine transactions.

The Company is in the process of improving its policies and procedures relating to the recognition and measurement of non-routine transactions and designing more effective controls to remediate the material weaknesses described above. Management plans to enhance its controls by supplementing with additional resources as necessary, enhancing the design and documentation of management review controls, and improving the documentation of internal control procedures.

Notwithstanding these material weaknesses in financial reporting and accounting for non-routine transactions, management has concluded that the condensed consolidated financial statements included in the Quarterly Report on Form 10-Q present fairly, in all material respects, the consolidated financial position of the Company at June 30, 2017, and December 31, 2016, and the consolidated results of operations and cash flows for each of the three and six month periods ended June 30, 2017 and 2016, in conformity with U.S. generally accepted accounting principles.

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
4.6
Warrant dated August 8, 2017, issued by Hooper Holmes, Inc. to SWK Funding LLC (incorporated by reference from the Company's Quarterly Report on Form 10-Q, Exhibit 4.6, filed with the SEC on August 14, 2017).

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
10.12
First Amendment to Amended and Restated Credit Agreement dated August 8, 2017, among Hooper Holmes, Inc., SWK Funding LLC and the other parties thereto (incorporated by reference from the Company's Quarterly Report on Form 10-Q, Exhibit 10.12, filed with the SEC on August 14, 2017).

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

Dated: April 16, 2018

By: /s/ Henry E. Dubois
Henry E. Dubois
Chief Executive Officer (Principal Executive Officer)

By: /s/ Kevin Johnson
Kevin Johnson
Chief Financial Officer (Principal Financial and Accounting Officer)