Form 10-Q/A
period 2017-09-30
HOOPER HOLMES INC
filed 2018-04-17
CIK 741815

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

2

EXPLANATORY NOTE

Hooper Holmes, Inc. and its subsidiaries (“Hooper Holmes”, the "Company”, "we", "our", and "us") is filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, as originally filed with the Securities and Exchange Commission on November 14, 2017 (the “Original Form 10-Q”):

•	Part I - Item 1. Financial Statements (unaudited)

•	Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

•	Part I - Item 4. Controls and Procedures

•	Part II - Item 6. Exhibits

The purpose of this amendment is to restate our previously reported results for the periods ended September 30, 2017, to correct errors of $0.5 million, $0.1 million, and $0.1 million related to the treatment of consultant fees incurred during the Merger (as defined in Note 1 to the condensed consolidated financial statements), internal use software costs, and customer credits not recorded against revenue, respectively. During the first quarter of 2017, the Company properly accrued an expense of $0.25 million that became payable upon issuance of a fairness opinion by the Company’s investment banker related to the Merger. When the Merger closed on May 11, 2017, an additional $0.5 million investment banking fee became payable, but the Company failed to accrue the additional amount due to an oversight. Both fees arose under the Company’s engagement letter with the investment banker, but the Company has never received an invoice for either portion of the fee and neither portion has been paid. Additionally, the Company had two other individually immaterial errors that when combined with the $0.5 million error became material and were thus recorded. The Company erroneously capitalized $0.1 million of internal use software that should have been expensed and failed to record customer revenue credits of $0.1 million, thus reducing revenue. The unaudited condensed consolidated financial statements for the periods ended September 30, 2017, included in this Form 10-Q/A have been restated to correct these errors, along with the applicable other Items noted above.

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

3

HOOPER HOLMES, INC. AND SUBSIDIARIES

4

PART I - Financial Information

ITEM 1	Financial Statements

Hooper Holmes, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS	(unaudited) (restated)
Current assets:
Cash and cash equivalents	$1,590	$1,866
Accounts receivable, net of allowance for doubtful accounts of $114 and $43 at September 30, 2017 and December 31, 2016, respectively	12,127	4,155
Inventories	2,052	1,112
Other current assets	1,567	345
Total current assets	17,336	7,478

Property, plant and equipment	9,713	8,460
Less: Accumulated depreciation and amortization	7,759	6,700
Property, plant and equipment, net	1,954	1,760

Intangible assets, net	10,320	4,031
Goodwill	7,004	633
Other assets	505	352
Total assets	$37,119	$14,254

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$10,899	$6,612
Accrued expenses	6,819	1,747
Short-term debt	12,030	5,821
Other current liabilities	4,844	2,621
Total current liabilities	34,592	16,801

Long-term debt	7,723	—
Other long-term liabilities	298	317

Commitments and contingencies (Note 9)

Stockholders' deficit:
Common stock, par value $0.04 per share; Authorized: 240,000,000 shares; Issued: 26,768,498 shares at September 30, 2017, and 10,103,525 shares at December 31, 2016; Outstanding: 26,768,498 shares at September 30, 2017, and 10,103,525 shares at December 31, 2016	1,071	404
Additional paid-in capital	177,185	166,084
Accumulated deficit	(183,750)	(169,352)
Total stockholders' deficit	(5,494)	(2,864)
Total liabilities and stockholders' deficit	$37,119	$14,254

See accompanying notes to unaudited condensed consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(restated)		(restated)
Revenues	$13,935	$9,750	$30,418	$24,634
Cost of operations	10,922	7,282	24,036	18,941
Gross profit	3,013	2,468	6,382	5,693
Selling, general and administrative expenses	7,224	3,586	15,982	11,138
Transaction costs	440	50	2,718	379
Operating loss from continuing operations	(4,651)	(1,168)	(12,318)	(5,824)
Interest expense	746	878	2,207	2,678
Other income	—	—	—	(887)
Loss from continuing operations before taxes	(5,397)	(2,046)	(14,525)	(7,615)
Income tax expense	5	5	22	15
Loss from continuing operations	(5,402)	(2,051)	(14,547)	(7,630)

Discontinued operations:
Gain (loss) from discontinued operations	15	(1)	149	(310)
Net loss	$(5,387)	$(2,052)	$(14,398)	$(7,940)

Basic and diluted loss per share:
Continuing operations
Basic	$(0.21)	$(0.22)	$(0.75)	$(0.89)
Diluted	$(0.21)	$(0.22)	$(0.75)	$(0.89)
Discontinued operations
Basic	$—	$—	$0.01	$(0.04)
Diluted	$—	$—	$0.01	$(0.04)
Net loss
Basic	$(0.21)	$(0.22)	$(0.74)	$(0.93)
Diluted	$(0.21)	$(0.22)	$(0.74)	$(0.93)

Weighted average number of shares - Basic	26,151,194	9,149,418	19,490,112	8,604,846
Weighted average number of shares - Diluted	26,151,194	9,149,418	19,490,112	8,604,846
See accompanying notes to unaudited condensed consolidated financial statements.

 Hooper Holmes, Inc.
Condensed Consolidated Statement of Stockholders’ Deficit
(unaudited) (restated)
 (in thousands, except share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2016	10,103,525	$404	$166,084	$(169,352)	$(2,864)
Net loss	—	—	—	(14,398)	(14,398)
Issuance of warrants to SWK in connection with debt amendments	—	—	561	—	561
Issuance of common stock in connection with the Merger	560,000	22	342	—	364
Issuance of common stock and warrants, net of issuance costs	4,720,324	189	3,225	—	3,414
Issuance of common stock as Merger consideration	10,448,849	418	6,374	—	6,792
Share-based compensation	435,800	18	587	—	605
Issuance of common stock in connection with the LPC Equity Line	500,000	20	12	—	32
Balance, September 30, 2017	26,768,498	$1,071	$177,185	$(183,750)	$(5,494)
See accompanying notes to unaudited condensed consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:	(restated)
Net loss	$(14,398)	$(7,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,605	2,090
Other debt related costs included in interest expense	1,069	1,997
Termination fees included in payoff of 2013 Loan and Security Agreement	—	277
Provision for bad debt expense	71	143
Share-based compensation expense	605	548
Expense for issuance of warrant to SWK in connection with debt amendment	361	—
Expense for common stock issuance for payment of transaction costs for the Merger	364	—
Expense for common stock issuance for payment of transaction costs for the LPC Equity Line	32	—
Issuance of common stock in connection with First Amendment to Credit Agreement	—	50
Write-off of SWK Warrant #2	—	(887)
Change in assets and liabilities:
Accounts receivable	(4,916)	(1,981)
Inventories	(622)	(914)
Other assets	(473)	(132)
Accounts payable, accrued expenses and other liabilities	3,759	(332)
Net cash used in operating activities	(11,543)	(7,081)
Cash flows from investing activities:
Capital expenditures	(204)	(287)
Cash acquired from Merger with Provant Health Solutions	1,936	—
Net cash provided by (used in) investing activities	1,732	(287)
Cash flows from financing activities:
Borrowings under credit facility	30,751	24,528
Payments under credit facility	(26,569)	(23,563)
Repayment of Provant credit facility in connection with the Merger	(4,684)	—
Principal payments on Term Loan	—	(954)
Proceeds from amendments of Term Loan	4,783	—
Proceeds from Seasonal Facility	2,000	—
Issuance of common stock and warrants, net of issuance costs	3,414	6,183
Payments on capital lease obligations	(160)	—
Debt issuance costs	—	(36)
Net cash provided by financing activities	9,535	6,158

Net decrease in cash and cash equivalents	(276)	(1,210)
Cash and cash equivalents at beginning of period	1,866	2,035
Cash and cash equivalents at end of period	$1,590	$825

Supplemental disclosure of non-cash investing and financing activities:
Fixed assets vouchered but not paid	$185	$94
Fair value of common stock issued as Merger consideration	$6,792	$—
Fair value of debt assumed in the Merger	$7,110	$—
Issuance of common stock in connection with Second Amendment to Credit Agreement	$—	$100
Payoff of 2013 Loan and Security Agreement by SCM	$—	$(2,552)
Opening outstanding borrowings under 2016 Credit and Security Agreement	$—	$3,028
Non-cash debt issuance costs	$—	$550
Supplemental disclosure of cash paid during period for:
Income taxes	$26	$31
Interest	$896	$533
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

Restatement of Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements for the periods ended September 30, 2017, have been restated to correct errors of $0.5 million, $0.1 million, and $0.1 million related to the treatment of consultant fees incurred during the Merger (as defined below), internal use software costs, and customer credits not recorded against revenue, respectively. During the first quarter of 2017, the Company properly accrued an expense of $0.25 million that became payable upon issuance of a fairness opinion by the Company’s investment banker related to the Merger. When the Merger closed on May 11, 2017, an additional $0.5 million investment banking fee became payable, but the Company failed to accrue the additional amount due to an oversight. Both fees arose under the Company’s engagement letter with the investment banker, but the Company has never received an invoice for either portion of the fee and neither portion has been paid. Additionally, the Company had two other individually immaterial errors that when combined with the $0.5 million error became material and were thus recorded. The Company erroneously capitalized $0.1 million of internal use software that should have been expensed and failed to record customer revenue credits of 0.1 million, thus reducing revenue. The following table summarizes the effects of this restatement on the periods ended September 30, 2017, resulting from the correction of these errors:

	Three Months Ended September 30, 2017			As of and for the Nine Month Period Ended September 30, 2017
	Previously Reported	Adjustment	Restated	Previously Reported	Adjustment	Restated
	($ in thousands, except per share data)			($ in thousands, except per share data)
CONDENSED CONSOLIDATED BALANCE SHEET:
ASSETS
Current assets:
Accounts receivable				$12,210	$(83)	$12,127
Total current assets				17,419	(83)	17,336
Total assets				37,202	(83)	37,119
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses				6,319	500	6,819
Total current liabilities				34,092	500	34,592
Stockholders' deficit:
Accumulated deficit				(183,167)	(583)	(183,750)
Total stockholders' deficit				(4,911)	(583)	(5,494)
Total liabilities and stockholders' deficit				$37,202	$(83)	$37,119

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS:
Revenue	$14,018	$(83)	$13,935	$30,501	$(83)	$30,418
Gross profit	3,096	(83)	3,013	6,465	(83)	6,382
Selling, general and administrative expenses	7,330	(106)	7,224	15,982	—	15,982
Transaction costs	440	—	440	2,218	500	2,718
Operating loss from continuing operations	(4,674)	23	(4,651)	(11,735)	(583)	(12,318)
Loss from continuing operations before taxes	(5,420)	23	(5,397)	(13,942)	(583)	(14,525)
Loss from continuing operations	(5,425)	23	(5,402)	(13,964)	(583)	(14,547)
Net loss	$(5,410)	$23	$(5,387)	$(13,815)	$(583)	$(14,398)
Loss from continuing operations per common share: basic and diluted	$(0.21)	$—	$(0.21)	$(0.72)	$(0.03)	$(0.75)
Net loss per common share: basic and diluted	$(0.21)	$—	$(0.21)	$(0.71)	$(0.03)	$(0.74)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS:
Cash flows from operating activities:
Net loss				$(13,815)	$(583)	$(14,398)
Change in assets and liabilities:
Accounts receivable				(4,999)	83	(4,916)
Accounts payable, accrued expenses and other liabilities				3,259	500	3,759
Net cash used in operating activities				$(11,543)	$—	$(11,543)

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

Principal conditions or events that require management's consideration

Following are conditions and events which require management's consideration:

•
The Company had a working capital deficit of $17.3 million with $1.6 million in cash and cash equivalents at September 30, 2017. The Company had $6.1 million of payables at September 30, 2017, that were past due-date terms. The Company is working with its vendors to facilitate revised payment terms; however, the Company has had certain vendors who have threatened to terminate services due to aged outstanding payables and in order to accelerate invoice payments.  If services were terminated and the Company wasn’t able to find alternative sources of supply, this could have a material adverse impact on the Company’s business.

•
The Company's net cash used in operating activities during the nine month period ended September 30, 2017, was $11.5 million. While the Company's current forecasts indicate positive cash flows in 2018, the Company's history of losses requires it to be cautious in its forecasting.

•
The Company incurred a loss from continuing operations before taxes of $14.5 million for the nine month period ended September 30, 2017; however, this includes $2.9 million of one-time transaction and transition costs related to the Merger. While the Company's current forecasts show positive net income in 2018, the Company's history of losses requires it to be cautious in its forecasting.

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

Note 3: Merger

On May 11, 2017, the Company closed the Merger contemplated by the Merger Agreement by and among the Company, Piper Merger Corp., Provant, and Wellness Holdings, LLC. Provant was the surviving entity in the Merger, as a result of which it became a wholly-owned subsidiary of the Company. As Merger consideration, the Company issued 10,448,849 shares to the Provant equity holders (the “Former Provant Owners”). The Former Provant Owners now hold approximately 47% of the Company’s approximately 26.8 million outstanding shares of common stock as of September 30, 2017. During the three and nine month periods ended September 30, 2017, the Company incurred $0.3 million and $2.5 million, respectively, of transaction costs in connection with the Merger in the condensed consolidated statement of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
	(restated)		(restated)	(restated)
Pro forma revenues	$13,395	$16,148	$37,969	$42,538

Pro forma loss from continuing operations	$(4,962)	$(6,260)	$(16,642)	$(22,264)

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

Note 12: Subsequent Events

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

Adjusted EBITDA

The following table sets forth our reconciliation of Adjusted EBITDA for the three and nine month periods ended September 30, 2017 and September 30, 2016:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(restated)		(restated)
Net loss	$(5,387)	$(2,052)	$(14,398)	$(7,940)
Plus:
Interest expense	498	243	1,063	681
Other debt related costs included in interest expense	248	635	1,144	1,997
Income tax expense	5	5	22	15
Depreciation and amortization	1,108	682	2,605	2,090
Share-based compensation expense	443	78	605	548
Severance costs	491	277	700	277
Stock payments in connection with debt amendments	—	—	—	50
Transaction costs	440	50	2,718	379
Transition costs	387	1	415	57
Lease and legal settlements	260	—	309	—
Portamedic contingent liability	—	—	—	150
Write-off of SWK Warrant #2	—	—	—	(887)
Adjusted EBITDA	$(1,507)	$(81)	$(4,817)	$(2,583)

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three and nine month periods ended September 30, 2017 and 2016

Revenue - The table below sets forth our consolidated revenue for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2017	2016	% Change	2017	2016	% Change
	(restated)			(restated)
Revenue	$13,935	$9,750	42.9%	$30,418	$24,634	23.5%

Consolidated revenues for the three and nine month periods ended September 30, 2017, increased 42.9% and 23.5%, respectively, from the prior year periods primarily due to the addition of Provant revenue from the Merger ($4.7 million and $6.7 million, respectively, for the three and nine month periods ended September 30, 2017) and increased revenue from new long-term clinical study contracts, offset by a reduction in volume from coaching services and on-site screening services, partially caused by weather-related events in September 2017.

Cost of Operations - The table below sets forth our consolidated cost of operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2017	% of Revenue	2016	% of Revenue	2017	% of Revenue	2016	% of Revenue
Cost of Operations	$10,922	78.4%	$7,282	74.7%	$24,036	79.0%	$18,941	76.9%

Cost of operations, as a percentage of revenue, for the three and nine month periods ended September 30, 2017, increased 3.7% and 2.1%, respectively, from prior year periods primarily due to decrease in revenue with fixed costs as discussed above and decreased margin on combined coaching services as we are working toward integrating Provant.

Selling, General and Administrative Expenses - The table below sets forth our consolidated SG&A expenses for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2017	2016	% Change	2017	2016	% Change
	(restated)
Selling, general and administrative expenses	$7,224	$3,586	101.5%	$15,982	$11,138	43.5%

SG&A expenses for the three and nine month periods ended September 30, 2017, increased 101.5% and 43.5%, respectively, compared to the prior year periods primarily due to the addition of Provant expenses from the Merger ($3.2 million and $5.0 million, respectively, for the three and nine month periods ended September 30, 2017) offset by our ongoing cost-saving initiatives and Merger synergies (payroll reductions, overhead, etc), as discussed in Notes 3 and 9 to the condensed consolidated financial statements.

Transaction Costs

Transaction costs represent legal and professional fees incurred for non-recurring transactions. During the three and nine month periods ended September 30, 2017, we incurred $0.4 million and $2.7 million, respectively, compared to the three and nine month periods ended September 30, 2016, when we incurred $0.1 million and $0.4 million, respectively, of transaction costs with the increase from prior year periods primarily due to costs incurred for the Merger.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the three month period ended September 30, 2017, was $4.7 million, compared to $1.2 million in the prior year period. Our consolidated operating loss from continuing operations for the nine month period ended September 30, 2017, was $12.3 million compared to $5.8 million in the prior year period. Operating losses for the three and nine month periods ended September 30, 2017, were driven by $0.6 million and $2.9 million, respectively, of one-time transaction and transition costs related to the Merger.

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

Net Loss

Net loss for the three month period ended September 30, 2017, was $5.4 million, or $0.21 per share on both a basic and diluted basis, as compared to a net loss of $2.1 million, or $0.22 per share on both a basic and diluted basis for the three month period ended September 30, 2016. Net loss for the nine month period ended September 30, 2017, was $14.4 million, or $0.74 per share on both a basic and diluted basis, as compared to a net loss of $7.9 million, or $0.93 per share on both a basic and diluted basis for the nine month period ended September 30, 2016.

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

Principal conditions or events that require management's consideration

Following are conditions and events which require management's consideration:

•
We had a working capital deficit of $17.3 million with $1.6 million in cash and cash equivalents at September 30, 2017. We had $6.1 million of payables at September 30, 2017 that were past due-date terms. We are working with our vendors to facilitate revised payment terms; however, we have had certain vendors who have threatened to terminate services due to aged outstanding payables and in order to accelerate invoice payments.  If services were terminated and we weren't able to find alternative sources of supply, this could have a material adverse impact on our business.

•
Our net cash used in operating activities during the nine month period ended September 30, 2017, was $11.5 million. While our current forecasts indicate positive cash flows in 2018, our history of losses requires us to be cautious in our forecasting.

•
We incurred a loss from continuing operations before tax of $14.5 million for the nine month period ended September 30, 2017; however, this includes $2.9 million of one-time transaction and transition costs related to the Merger. While our current forecasts show positive net income in 2018, our history of losses requires us to be cautious in our forecasting.

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

The net cash used in operating activities for the nine month period ended September 30, 2017, reflects a net loss of $14.4 million, which was offset by non-cash charges of $4.6 million in depreciation and amortization expense, other debt related costs included in interest expense, share-based compensation expense, and issuance of warrants in connection with the Merger and debt amendments. Changes in working capital included an increase in accounts receivable of $4.9 million and an increase in accounts payable, accrued expenses, and other liabilities of $3.8 million.

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

Notwithstanding these material weaknesses in financial reporting and accounting for non-routine transactions, management has concluded that the consolidated financial statements included in the Quarterly Report on Form 10-Q present fairly, in all material respects, the consolidated financial position of the Company at September 30, 2017, and December 31, 2016, and the

consolidated results of operations and cash flows for each of the three and nine month periods ended September 30, 2017 and 2016, in conformity with U.S. generally accepted accounting principles.

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

10.4
Amendment No. 1 to Employment Agreement, dated September 18, 2017, between Hooper Holmes, Inc. and Steven Balthazor (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed with the SEC on November 14, 2017).

10.5
Waiver and Fourth Amendment to Credit and Security Agreement, dated as of November 14, 2017, among Hooper Holmes, Inc., SCM Specialty Finance Opportunities Fund, L.P. and the other parties thereto (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, Exhibit 10.5, filed with the SEC on November 14, 2017).

10.6
Second Amendment to Amended and Restated Credit Agreement dated November 14, 2017, among Hooper Holmes, Inc., SWK Funding LLC and the other parties thereto (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, Exhibit 10.6, filed with the SEC on November 14, 2017).

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