Form 10-K
period 2017-12-31
HOOPER HOLMES INC
filed 2018-04-17
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017

Commission file number: 001-09972

HOOPER HOLMES, INC. (Exact name of Registrant as specified in its charter)

New York	22-1659359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

560 N. Rogers Road, Olathe, KS	66062
(Address of principal executive offices)	(Zip Code)

(913) 764-1045
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.04 per share
(Title of each class)

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $7.6 million.

The number of shares outstanding of the Registrant’s common stock as of March 29, 2018, was 26,768,498.

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant’s proxy statement for the Registrant’s 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2017.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, risks related to our ability to successfully manage our cash flow and liquidity, our ability to maintain compliance with the financial covenants contained in our credit facilities, customer and supplier concerns about our financial health, uncertainty as to our working capital requirements over the next 12 to 24 months, the seasonal nature of our business, our competition, our ability to retain and grow our customer base and its related impact on revenue, our ability to recognize operational efficiencies and reduce costs, our ability to realize the expected synergies and other benefits from the merger with Provant Health Solutions LLC ("PHS"), as well as risks discussed in Item 1A Risk Factors, below.

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

Overview

Our Company was founded in 1899. We are a publicly-traded New York corporation whose shares of common stock are listed on the OTCQX (OTCQX: HPHW).  Our corporate headquarters are located in Olathe, Kansas. For over 40 years, our business focus has been on providing health risk assessment services and sample collection services. In 2017, we merged with Provant Health Solutions, LLC ("PHS"), which offers a similar set of services as Hooper Holmes. The combined company provides a personalized, one-stop wellbeing experience for customers, with proven health outcomes powered by sophisticated data collection and management. This uniquely positions us to transform and capitalize on the large and growing health and wellbeing market. On January 23, 2018, we announced that we have re-branded to Hooper Holmes, Inc. d/b/a Provant Health.

We provide on-site screening services and flu shots, laboratory testing, health risk assessment, and sample collection services to individuals as part of comprehensive health and wellbeing programs offered through organizations' sponsorships. Such organizations include corporate and government employers, health plans, hospital systems, health care management companies, wellbeing companies, brokers and consultants, disease management organizations, reward administrators, third party administrators, clinical research organizations and academic institutions. Through our comprehensive health and wellbeing services, we also provide health coaching to support positive health risk migration, access to a wellbeing platform with individual and team challenges and rewards management, interoperability with third party digital health providers, data analytics, and reporting services. We deliver these services nationwide via a network of health professionals, all of whom are trained and certified to deliver quality service. In addition, we leverage our national network of health professionals to support the delivery of other similar products and services. Our Food and Drug Administration ("FDA") and International Organization for Standardization ("ISO") certified medical-kit facility provides services to global pharmaceutical companies, and supports the delivery of our products and services in a high-quality, secure manner.

The majority of large employers that offer health benefits today also offer health and wellbeing programs in an effort to promote employee health and productivity as well as to reduce health-related costs.  Through biometric screening services, plan sponsors help employees learn of existing and/or potential health risks. Through corporate wellbeing, they provide education and health improvement tools and personalized challenges. Program sponsors also gain the ability to systematically reward employees for good, healthy behaviors and for actual health enhancement metrics. Some common examples of these rewards include reductions in annual medical premiums, contributions to an employee’s Health Savings Account ("HSA"), and credits that are redeemable through an online merchandise mall. By combining both the screening and corporate wellbeing services under a single organization, we create a seamless, end-to-end experience for members and drive improved engagement and outcomes for our clients.

Today, we service approximately 200 direct clients representing nearly 3,000 employers representing over 3,000,000 individual employees. In 2017, we delivered nearly 1,000,000 screenings and are on track to continue year-over-year revenue growth through a combination of serving our direct customers, channel partners, and clinical research organizations as well as through the addition of new customers.

We operate under one reporting segment. Our biometric screening services are subject to seasonality, with the third and fourth quarters typically being our strongest quarters due to increased demand for screening services from mid-August through late-November related to annual benefit renewal cycles as well as the seasonal delivery of flu shots. Engagement in our health and wellbeing service operations are more constant, though there are some variations due to the timing of the health coaching programs which are billed per participant and typically start shortly after the conclusion of onsite screening events. In addition to our screening and health and wellbeing services, we generate ancillary revenue through the assembly of medical kits for sale to third parties.

We believe that the overall market for our screening and health and wellbeing services is growing and we anticipate continued growth with the increased nationwide focus on initiatives that improve healthcare, contain costs, and increase the wellbeing and productivity of employee populations.

Description of Services

Our biometric screening services are performed primarily at employee work locations, typically referred to as onsite screenings, for groups of all sizes, or for individual employees at remote work locations or residences. We provide many options for screening individuals at remote work locations or residences through our national network of health professionals as well as through our agreements with local retail clinics and lab testing centers. The information collected from our services is used by our customers to measure the populations they manage, identify risks in those populations, target intervention programs, promote positive lifestyle behaviors, and measure the results of their health and care management programs.

Our screening services include:

•	scheduling of individual and group screenings and organizing health and wellbeing events;

•	end-to-end screening event management;

•	provision and fulfillment of needed supplies (e.g., examination kits, blood pressure cuffs, stadiometers, scales, centrifuges) at screening events;

•	ScreeningProTM tablet technology that streamlines the screening experience for participants eliminating the need to fill out paper forms;

•
performing biometric health screenings (e.g., height, weight, body mass index, the taking of a person’s hip and waist measurements, as well as his or her pulse, blood pressure, cholesterol, glucose and triglycerides);

•	administration of flu shots, cotinine, HbA1c and other specialized testing;

•	coordination of lab testing of blood specimens and other fluids;

•	onsite participant health and wellbeing coaching;

•	onsite health consultation services such as Wellbeing with Provant LiveActivationTM to promote and on-board other wellbeing program initiatives during those meaningful face-to-face teachable moments;

•	data processing and transmission;

•	analytics to identify critical values of lab tests and notification services to individuals and customers to better manage risk;

•	the delivery of other onsite or in-home services, including health professional administration of electroencephalogram ("EEG") tests; and

•	support of data collection for academic and clinical research organizations.

Our comprehensive health and wellness services include:

•	access to a wellness portal;

•	wellness assessments;

•	incentive management services;

•	year-round education, activities, and individual and team challenges;

•	health coaching for lifestyle and health risk improvement, delivered onsite, telephonically or via mobile app;

•	health coaching for chronic condition management;

•	data analytics and reporting services;

•	communication and engagement services; and

•	wellbeing program advisory services.

We provide screening results on an expedited basis through our web portal that enables participants to access test results immediately.

Market Conditions and Strategic Initiatives

The PricewaterhouseCoopers ("PwC") 2017 Health and Well-being Touchstone survey indicates that 79% of employers offer wellness programs, up from 76% in the prior year survey.  The most common wellness initiative is biometric screening (83% which is up from 77% a year ago), health risk questionnaires (82% also up from 80% in the prior-year survey), followed by tobacco cessation programs which jumped 8 percentage points, (81% up from 73% in the prior-year survey). The prevalence of health coaching increased to 76% from 61% a year ago. The PwC survey further indicates that biometric screenings are not only widely-offered by employers but are also the most utilized by employees.

The latest 2017 survey on wellness programs from Fidelity Investments and the National Business Group on Health ("NBGH") reveals that employers continue to expand their wellness programs to improve employee health and create a more positive workplace culture.  Moreover, employee incentives continue to play a critical role in the utilization of corporate well-being programs with nearly 75 percent of companies offering incentives to employees. According to the survey, the average employee incentive amount in 2017 increased by $91 to $742 from $651 a year ago.

The survey also indicates a continuation of the trend to expand wellness programs beyond physical activity to focus on other well-being factors that impact productivity such as emotional stress and financial challenges.  According to the survey, more employers are investing in “total wellbeing” programs that address areas such as financial and emotional health.  The survey revealed employers continue to add programs that help employees manage stress, improve their resiliency, and assist with their financial challenges, recognizing a ‘healthy’ employee may be affected by non-health factors, focusing beyond solely physical health.

There are barriers to achieving employers' goals regarding such wellness programs including motivating participants to participate in screenings and encouraging behavior change based on these results, the unpredictability of health care costs, and the efficacy of health and wellness programs to manage these costs.  Through our health risk assessment and services, we help companies identify and stratify risk of individuals for enrollment in care management programs.  Through our health and wellness services, we tailor and personalize education and interventions, promote positive lifestyle behavior changes, and measure and reward risk reduction.

Sales and Marketing

We build our customer base through the typical sales management processes, with referrals being the largest source of new business closely followed by traditional requests for proposals. After we qualify new potential customers, we market our solutions to “power and focus” their wellbeing programs while supporting their goal of integrating health and wellbeing into their organizational culture. This may take many forms, from a basic biometric screening to identifying potential health challenges for a participant to address on their own or with their family physician, to robust coaching and life changing activities into which our screening services drive participants.  Our onsite coaching and engagement services, post screening services, answer many basic health questions and help thousands of participants “engage” in the appropriate programs offered by their employers to improve their health. Our coaching services allow participants to build their own personalized goals with achievable action steps and a plan to track progress toward those goals, with education and motivation along the way. Our wellbeing platform and communication/engagement services allow employers to promote their own wellbeing program and goals along with year-round health and wellbeing education, seminars, and challenges to support those goals and help build a greater focus on health and wellbeing company wide.

We believe our fully integrated, end-to-end health and wellbeing solution gives us several competitive advantages in the market. In 2017, we have:

•	expanded our remote access network for biometric screenings;

•	provided value-add services as part of our onsite screenings including flu shots, cotinine and other specialized testing including HbA1C and other many more flexible options;

•
expanded our onsite health consulting services, extending the program to our Channel Partner clients allowing them to increase enrollment into their health coaching programs, cut operational participant outreach costs, and improve the member experience;

•	leveraged our national network of health professionals to support the delivery of other onsite or in-home services, including in-home EEG tests;

•	expanded use of our proprietary ScreeningProTM tablet technology that streamlines the screening experience for participants and eliminates paperwork.

Given our additional capabilities and our diversified sales approaches - direct business, channel partners, and clinical research organizations - we continue to identify additional areas to leverage our assets further expanding into targeted adjacent markets with substantial opportunity and a favorable competitive landscape.

We believe that we are well-positioned for continued growth in the health and care management market given our unique set of assets, our proprietary information technology ("IT") system, our expertise and offerings in the health and wellbeing market, and our national network of quality health professionals.  However, the success of our screening and health and wellbeing operations will also depend in part upon the success of our sponsors and their health and care management initiatives to encourage employers to adopt wellbeing programs based on screening results.

Information Technology

IT systems are the foundation that enables all aspects of our business.  We continue to enhance our IT systems as the need for services, products, and technology requirements advance, and firmly believe that technology can be a competitive differentiator for us.  Our screening teams utilize a proprietary customer order, tracking, and scheduling system that is central to our operations.  We continue to leverage ScreeningProTM, in conjunction with mobile device technology, being the preferred method of accurately collecting data at the point of care to accelerate data transmission and drive meaningful behavior change. Data integrity, driven by the data management system, meticulously inspects and secures screening results for expedient delivery to customers.  In addition, our health and wellbeing teams leverage a proprietary portal platform that can be easily configured to service the diverse needs of our client base.  We continue investing in improving our IT operating systems and leveraging our expertise to enable innovation that meets or exceeds the needs of our customers.

During 2017, we continued the use of state-of-the-art data centers that employ multi-factor security, 24-7 camera monitoring, and a power supply with redundant generator backing.  We also continued to utilize our highly available and secure private cloud operating environment leveraging converged infrastructure that has maintained a core uptime of 100% for three years running.  As we look ahead to 2018, efforts will continue around innovation that drives efficiencies and advances our technological capabilities in the health and wellbeing market.

Our Customers

We sell direct to corporations, clinical research organizations and through a reseller network. We provide comprehensive well-being programs to employers in the Fortune 1000 including some in the Fortune 50. Our clinical research organization utilizes our screening services for sample and data collection. Within our reseller network of health plans and wellness providers, we provide our partners with white label support for screening services, flu shots and data management. In total, we serve over 3,000 employers, over 200 direct customers and more than 30 channel partners.

We had one customer, JPMorgan Chase, who accounted for over 10% of consolidated revenue in the year ended December 31, 2017. Our two largest customers in 2016, American Healthways Services, Inc. and IncentiSoft Solutions, LLC, were just over 30% of consolidated revenue. No other customers accounted for more than 10% of consolidated revenue in the years ended December 31, 2017 and 2016. We have agreements with each of our customers, although these agreements do not provide for specific minimum levels of purchase.

Competition

Our competition is largely fragmented. For screening services, the market consists primarily of private companies that provide screening services to certain geographies in the United States, limiting their market coverage. There are a small number of competitors who have the ability to service customers nationally. For the health and wellbeing market, there are many companies in this space including established wellbeing and care management providers, startup companies, health plans offering their own proprietary solutions, and more. Many of these companies outsource key elements of their programs (including screening services), leaving our company as one of the only health and wellbeing providers offering a fully integrated, start to finish screening and wellbeing solution.

In addition to direct screening and health and wellbeing services (i.e., direct contracts with corporate and government employers, health plans, hospital systems, etc.), we provide screening services for many health care management companies, wellbeing companies, brokers and consultants, disease management organizations, reward administrators, and third-party administrators (our “channel partner” customers). Several of the health and care management companies and wellbeing companies, in turn, serve their own suite of large employer groups, which allows us to tap into new business through these indirect sub-contractor relationships. We also provide specialized screening and data collection services for clinical research organizations and academic institutions across the country.

Leaders within the wellbeing market win on technology, engagement, and outcomes. We believe the combination of our infrastructure, screening capabilities, and national network of experienced health professionals combined with our scalable technology and engagement platform, health coaches, and analytics tools positions us to become a leader in the growing health and wellbeing market.

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

CLIA

The Centers for Medicare & Medicaid Services ("CMS") regulates all laboratory testing (except research) performed on humans in the U.S. through the CLIA. The Division of Laboratory Services, within the Survey and Certification Group, under the Center for Clinical Standards and Quality ("CCSQ") has the responsibility for implementing the CLIA Program. The objective of the CLIA program is to ensure the quality of laboratory testing. All clinical laboratories must be properly certified to receive Medicare or Medicaid payments.

OSHA

The federal, OSHA blood-borne pathogens standard, as amended pursuant to the Needlestick Safety and Prevention Act of 2000, prescribes safeguards to protect workers against the health hazards caused by bloodborne pathogens. Its requirements address items such as exposure control plans, universal precautions, engineering and work practice controls, personal protective equipment, housekeeping, laboratories, hepatitis B vaccination, post-exposure follow-up, hazard communication and training, and record keeping. The standard places requirements on employers whose workers can be reasonably anticipated to contact blood or other potentially infectious materials. Some states operate their own OSHA-approved state program, which state programs are required to adopt a bloodborne pathogens standard that is at least as effective as the Federal OSHA standard.

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

Americans with Disabilities Act

The Americans with Disabilities Act ("ADA") prohibits discrimination on the basis of an employee’s disability or perceived disability. Among other things, it limits employers from inquiring about the disabilities of employees unless the questions are job-related and consistent with business necessity. The ADA also limits the circumstances in which an employer may require physical examinations or answers to medical inquiries. However, the ADA allows employers to conduct voluntary medical examinations and activities, including voluntary medical histories, as part of a voluntary wellness program. A wellness program is “voluntary” if the employer neither requires participation nor penalizes employees who do not participate. Records acquired as part of a wellness program must be kept confidential and may not be used for a discriminatory purpose. Many states and localities provide similar protections to employees.

Genetic Information Nondiscrimination Act

The Genetic Information Nondiscrimination Act ("GINA") restricts the collection or use of genetic information for underwriting purposes, and treats the offering of incentives or disincentives for completing an Health Reimbursement Arrangement ("HRA") or participating in a wellness program as underwriting.

Food and Drug Administration

Our medical device and kit assembly business is subject to federal regulations administered by the FDA. The FDA has broad enforcement powers, has the right to conduct audits of our kit assembly facility, and can impose substantial fines and penalties for noncompliance with applicable regulations.

Employees

As of December 31, 2017, we employed approximately 335 employees, which includes 307 full -time employees.  For the full year 2017, we also engaged over 4,700 health professionals from our network of over 20,000 to provide our screening services. Additionally, we engage a seasonal workforce which varies based on the timing and volume of our screening services.

As of December 31, 2016, we employed 319 employees, including 178 full-time employees.  For the full year 2016, we also engaged over 1,500 health professionals to provide our screening services.

General Information

Hooper Holmes, Inc. d/b/a Provant Health is a New York corporation.  Our principal executive offices are located at 560 North Rogers Road, Olathe, Kansas 66062. Our telephone number in Olathe, Kansas is (913) 764-1045.  Our website address is www.provanthealth.com.

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

Business Risks

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

Our business results may be adversely affected if we are unable to implement the restructuring plans currently being developed by our Chief Restructuring Officer ("CRO").

Our CRO and management team are in the process of developing a restructuring plan. They are considering all available options to develop a plan to repay the Company’s secured and unsecured creditors and to provide a platform for the Company to begin operating in a financially sustainable manner. The plan, when finalized, may involve significant changes to our business model, including any or all of the following: divestitures of lines of business, reductions in staffing, changes to the type and pricing of our service offerings, and changes in our marketing and sales strategies and client mix. We can give no assurance that the plan, when finalized and implemented, will successfully address our ongoing financial and liquidity difficulties.

Future claims arising from the sale of our business units (discontinued operations) could negatively impact our financial condition, results of operations or cash flows.

If claims for which we may be liable arise related to our discontinued operations in the future, this may result in additional cost to us which could negatively impact our financial condition, results of operations or cash flows.

We derive a significant percentage of our revenue from a limited number of customers and a loss of some or all of the business of one or more customers could have a material adverse effect on our financial condition, results of operations or cash flows.

Our business is derived through our relationships with both direct customers and our channel partners.  In 2017, one direct customer accounted for over 10% of consolidated revenue. Our three largest channel partners, combined, account for just over 20% of our revenue. While we have agreements with each of our customers and channel partners, the vast majority of the agreements do not provide for any specified minimum level of purchases of services from us. If one or more of our customers or channel partners was to significantly reduce its purchases of biometric screening and other sample collection services from us, it could significantly reduce our revenue and adversely affect our results of operations and cash flows.  If this were to occur, we would face significant challenges in replacing the lost revenues.

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

The health and wellness industry is competitive, which could result in loss of our market share due to pressure to reduce prices or increase services without charging additional fees.  For screening services, we compete primarily with private companies who provide screening services in certain geographic areas in the United States. There are also a few national providers with the ability to service customers nationally like we do.  For health and wellness, we compete primarily with established wellness and care management providers, startup companies, and health plans that offer their own proprietary solutions. We are one of the only health and wellness providers that offers a fully integrated, end-to-end screening and wellness solution to our customers which we believe gives us an advantage over our competitors who also serve companies with more than 1,000 employees, our primary target market. If one of the national health and wellness companies that currently focuses on larger employers were to develop a service offering in our target market at a lower price point than we offer, we could lose market share or be forced to cut our prices and lose margin in order to retain customers.

We are dependent on CRL as our exclusive laboratory services provider.  If CRL fails to perform adequately under the Limited Laboratory and Administrative Services Agreement or we face difficulties in managing our relationship with CRL, our results of operations could be adversely affected.

Under the terms of the Limited Laboratory and Administrative Services Agreement ("LLASA") between us and CRL, which became effective August 31, 2014, CRL is our exclusive provider, with certain limited exceptions, of laboratory testing and reporting services in support of our screening services.  The LLASA has a term of 5 years and will automatically renew for an additional 5 year period unless sooner terminated.  Our dependence on CRL makes our operations vulnerable to CRL’s failure to perform adequately under our contract with them.  In addition, the services that CRL renders to us are services that we are required to provide under contracts with our clients, and we are responsible for such performance and could be held accountable by the client for any failure to perform.  The LLASA has service level requirements of CRL and we perform ongoing oversight activities to identify any performance or other issues related to our relationship with CRL. If CRL were to fail to provide the services that we require or expect, or fails to meet its contractual requirements, such as service levels or compliance with applicable laws, the failure could negatively impact our business by adversely affecting our ability to serve our customers and/or subject us to regulatory or litigation risk.  Such a failure could adversely affect our results of operations.

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

Attacks on our information technology systems, or failure in these systems, could disrupt its operations and cause the loss of confidential information, customers and business opportunities or otherwise adversely impact its business.

Information technology or IT systems are used extensively in virtually all aspects of our business, including clinical testing, test reporting, billing, customer service, logistics and management of data. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. IT systems may be vulnerable to damage, disruptions and shutdown from a variety of sources, including telecommunications or network failures, human acts and natural disasters. Unauthorized persons may seek to obtain intellectual property and other confidential information that we house on our IT systems. Moreover, despite the security measures we have implemented, our IT systems may be subject to physical or electronic intrusions, computer viruses, unauthorized tampering and similar disruptive problems.

We have taken precautionary measures to prevent or minimize vulnerabilities in our IT systems, including the loss or theft of intellectual property and other confidential information that we house on our systems. In addition, we continue to strengthen precautionary measures to reduce the risk of, and to detect and respond to, future cyber threats. However, cyber threats are constantly evolving, thereby increasing the difficulty of detecting and successfully defending against them. Breaches of our network or data security could disrupt the security of our internal systems and business applications, impair our ability to provide services to its customers, compromise intellectual property or confidential information or otherwise adversely impact the business. There can be no assurances that our precautionary measures will prevent or successfully defend against cyber threats that could have a significant impact on the business.

Financial and Liquidity

Our recurring losses from operations, negative operating cash flows and need to obtain cash flow from operations or adequate funding to fund our comprehensive recovery plan raise substantial doubt as to our ability to continue as a going concern within one year after issuance date of the consolidated financial statements.

In their report dated April 16, 2018, which is also included in this Form 10-K, our independent registered public accounting firm stated that our consolidated financial statements were prepared assuming we would continue as a going concern; however, our recurring losses from operations, negative cash flows from operations, and liquidity raise substantial doubt about our ability to continue as a going concern within one year after issuance date of the consolidated financial statements. Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future). These financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 2 to the consolidated financial statements and within the Liquidity and Capital Resources section in Item 7 for further discussion.

Our CRO’s restructuring plans may not resolve our liquidity issues.

On March 26, 2018, we engaged the services of a CRO. The CRO’s principal duties in the immediate term is to establish a working capital plan, with the broader mandate to include developing and implementing plans to restructure our balance sheet, operating expense structure, and overall strategies in an effort to resolve our going concern assessment. As the restructuring plans are developed and implemented, the Company may make significant operational and financial changes that could result in the loss of key employees, customers, and vendors, which could in turn have a material and adverse effect on the Company’s business and financial condition. If any of these eventualities arise, or if the restructuring activities are otherwise not successful, we may be unable to resolve our liquidity issues or continue as a going concern.

Reduction in cash flow from operations in 2018 may limit our ability to make the desired level of investment in our businesses and may result in a continuation of our liquidity issues.

We are taking steps to address and correct the primary causes of recurring losses from operations, negative cash flows from operations, and liquidity concerns primarily through the acquisition of PHS, the use of debt instruments and raising additional equity. We used approximately $12.0 million of cash in operations in 2017.  If revenue growth does not continue as expected, our cost reduction measures are not successful, or we are unable to maintain our current receivable collection results, we may be unable to make needed investments in our operations or to comply with our debt covenants and have sufficient eligible receivables to maintain borrowing capacity under our Credit and Security Agreement, as amended, (the "2016 Credit and Security Agreement") with CNH Finance ("CNH"). See Note 9 to the consolidated financial statements.

Our liquidity may be adversely affected by the terms of our 2016 Credit and Security Agreement with CNH and the Amended and Restated Credit Agreement, as amended, (the "A&R Credit Agreement") with SWK Funding LLC ("SWK").

 If we need to borrow in the future under our 2016 Credit and Security Agreement, as amended, the amount available for borrowing may be less than the $15.0 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  We have an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables up to $15.0 million under this facility.  At December 31, 2017, we had $10.0 million of outstanding borrowings under the 2016 Credit and Security Agreement, with unused borrowing capacity of $1.8 million. As of March 30, 2018, we had $4.9 million of outstanding borrowings with unused borrowing capacity of $0.2 million.

The A&R Credit Agreement with SWK provides us with a $8.5 million term loan (the "Term Loan"). In 2017, the A&R Credit Agreement increased the principal balance under the existing former term loan to $6.5 million and provided for an additional $2.0 million term loan (the “August 2017 Term Loan”). The A&R Credit Agreement also includes a revolving seasonal credit facility (the “Seasonal Facility”) pursuant to which we are able to borrow up to $2.0 million between June 1 and November 30, 2017 and 2018.

The debt agreements with CNH and SWK described above contain certain financial covenants, including various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements, which we did not comply with as of December 31, 2017. On February 2, 2018, we entered into a Third Amendment to the A&R Credit Agreement which provided a waiver for the measurement period ended December 31, 2017, in the event the Company is able to pay $250,000 on March 15, 2018, and the remaining balance of the August 2017 Term Loan in full, prior to April 30, 2018. We were not able to make our March 15, 2018, payment; therefore, we defaulted on our loan with SWK and, due to the cross-default clause with CNH, were also in default on our 2016 Credit and Security Agreement. Even though we are in default, the lenders have not yet elected to exercise their rights under the agreements to declare the obligations immediately due and payable. CNH and SWK have reserved the right to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on our business.  Additionally, the negative covenants set forth in the debt agreements with CNH and SWK prohibit us from incurring additional debt of any kind without prior approval from the lenders. In addition, CNH has reserved the right to terminate access to the unused borrowing capacity under the 2016 Credit and Security Agreement. If we are unable to negotiate forbearance agreements or waivers of the existing covenant and payment defaults with SWK and SCM, raise sufficient capital to repay the facilities, or replace the facilities with new debt facilities, the defaults could have a material adverse impact on our business. For additional information regarding the 2016 Credit and Security Agreement, the A&R Credit Agreement, and the related covenants, refer to Note 2 and Note 9 to the consolidated financial statements for further discussion.

We incurred additional indebtedness in connection with our merger with PHS, and such increased indebtedness could adversely affect our business, cash flows and results of operations and did result in additional dilution to our stockholders.

On May 11, 2017, we closed the transactions (the “Merger”) contemplated by the Agreement and Plan of Merger dated March 7, 2017 (the "Merger Agreement") by and among Hooper Holmes, Piper Merger Corp., PHS, and Wellness Holdings, LLC. PHS was the surviving entity in the Merger, as a result of which it became a wholly-owned subsidiary of Hooper Holmes. See Note 3 to the consolidated financial statements for further discussion.

In order to fund the Merger, we entered into and amended our A&R Credit Agreement with SWK. The A&R Credit Agreement provides us with a $8.5 million Term Loan and includes the Seasonal Facility pursuant to which we are able to borrow up to $2.0 million between June 1 and November 30, 2017 and 2018. Additionally, we entered into and amended the 2016 Credit and Security Agreement with CNH which expanded our revolving credit facility from $7.0 million to $10.0 million with an accordion to $15.0 million during high-volume months, at the discretion of CNH. As a result, we have indebtedness that is substantially greater than our indebtedness prior to the Merger. This higher level of indebtedness may:

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

We cannot assure you that cash flows from operations, combined with any additional borrowings available to us, will be obtainable in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs. The Credit Agreement, as amended, contains customary representations and warranties and various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements. Noncompliance with these covenants constitutes an event of default. As of December 31, 2017, we were not in compliance with the required minimum covenants. Refer to Note 2 and Note 9 to the consolidated financial statements for further discussion. There can be no assurance that cash flows from operations, combined with any additional borrowings available to us, will be obtainable in an amount sufficient to enable us to repay our indebtedness, or to fund other liquidity needs.  See Note 3 to the consolidated financial statements for further discussion of the Merger Agreement signed on March 7, 2017.
Our ability to use net operating loss carry forwards to offset future taxable income or future tax may be limited due to the changes in ownership (within the meaning of IRC Section 382) that have occurred in the past.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or IRC, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, and certain other tax assets to offset future taxable income, and an ownership change is generally defined as a cumulative change of 50% or more in the ownership positions of certain shareholders during a rolling three-year period. The ownership change which occurred as a result of the Merger is likely to restrict our ability to use our NOL carry forwards. Furthermore, a significant portion of our NOL carryforwards is expected to be eliminated.

Weakness in the economy in general, or the financial health or performance of the healthcare industry and healthcare sponsors in particular, could have a material adverse effect on our financial condition, results of operations or cash flows.

  We derive our revenues from customers in the healthcare industry, including healthcare sponsors.  If the condition of the U.S. economy weakens in certain areas, such as an increase in unemployment rates, demand for biometric screening services may decline in the future, resulting in less business for our Company.  If some of our healthcare customers fail or curtail operations in the healthcare industry, such failures or curtailments of operations would result in less business for our Company.  Either event would negatively affect our financial condition, results of operations and cash flows. Actions taken by Congress with respect to repeal or replacement of the Affordable Care Act could have a detrimental impact on the healthcare industry and our healthcare customers that could lead to or worsen the effects of the events described in this paragraph.

We identified material weaknesses in our period end disclosure controls and procedures and in our internal control over financial reporting, and our business and our stock price may be adversely affected if we do not adequately address that weakness or if we have other material weaknesses or significant deficiencies in our internal controls over financial reporting.

We have identified certain deficiencies in our period end disclosure controls and procedures and in our internal control over financial reporting related to the accounting for non-routine transactions that we deemed to be material weaknesses. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We determined that the complexities of the accounting for these non-routine transactions adversely affected management’s review of the accounting for non-routine, complex technical accounting matters to ensure proper application of generally accepted accounting principles in a timely manner.

While these material weaknesses continue to exist, we have taken steps to address these weaknesses in internal control. We plan to enhance our controls related to period end disclosure and non-routine transactions by supplementing with additional resources as necessary, enhancing the design and documentation of management review controls, and improving the documentation of internal control procedures. Despite these measures and planned improvements, our remediation efforts could be insufficient to address the material weakness in the future.

Risks Related to Our Common Stock

Raising additional funds by issuing securities may cause dilution to existing shareholders or restrict our operations.

Additional financing may not be available to us when it is needed or may not be available on favorable terms. To the extent that we raise additional capital by issuing equity securities, our existing shareholders’ ownership will be diluted and the terms of any new equity securities may have preferences over our common stock. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem Company stock or make investments.

Restructuring activities may lead to significant dilution to existing shareholders, reductions in the market value of our shares, or sale of the Company.

Under the restructuring plan being developed by our CRO, we will consider all available options for strengthening our balance sheet through acquisitions and divestitures, capital-raising activities, and restructuring existing obligations. These activities could result in significant dilution of our existing shareholders’ stock ownership, reductions in our common stock’s market value, or in the sale of the Company.

Only a limited market exists for our common stock which could lead to price volatility.

The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our common stock. Market prices for securities of health and wellness companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	future announcements concerning us, key customers or competitors;

•	quarterly variations in operating results and liquidity;

•	changes in financial estimates and recommendations by securities analysts;

•	developments with respect to technology or litigation;

•	changes in applicable laws and regulations;

•	the operating and stock price performance of other companies that investors may deem comparable to ours;

•	acquisitions and financings;

•	sales and purchases of our stock by insiders;

•	inability to meet debt covenants and potential default;

•	a slowdown in the health and wellness industry or the general economy;

•	inability to obtain adequate supply of the components for any of our products or services, or inability to do so at acceptable prices;

•
performance of third parties on whom the combined company may rely, including for the manufacture or supply of the components for its products or services, including their ability to comply with regulatory requirements;

•	unanticipated or serious safety concerns related to the use of any of the combined company’s products or services;

•	the entry into, or termination of, key agreements, including key customer or commercial partner agreements;

•
the initiation of, material developments in or conclusion of litigation to enforce or defend any of the combined organization’s intellectual property rights or defend against the intellectual property rights of others;

•
announcements by the combined company, commercial partners or competitors of new products or product enhancements, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	the additions or departures of key employees;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	general and industry-specific economic conditions that may affect the combined organization’s expenditures;

•	the low trading volume and the high proportion of shares held by affiliates;

•	changes in the structure of health and wellness payment systems; and period-to-period fluctuations in the combined organization’s financial results.

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

The market price of our common stock following the Merger has been subject to significant fluctuations following the Merger. These fluctuations may continue as we develop and implement a restructuring plan with the guidance of our CRO. Some of the factors that may cause the market price of our common stock to continue to fluctuate include:

•	investors may react negatively to the prospects of the combined organization’s business and prospects from the Merger and the restructuring plan;

•
the effect of the Merger on the combined organization’s business and prospects may not be consistent with the expectations of financial or industry analysts, or analysts may change their estimates or recommendations;

•	the reaction of secured and unsecured creditors and customers to the restructuring plan when it has been developed;

•	industry-specific or general economic conditions may affect the combined organization, including a slowdown in the health and wellness industry or the general economy;

•	performance of third parties on whom the combined organization may rely, including suppliers and independent contractors;

•	the entry into, modification or termination of, key agreements, including key customer or commercial partner agreements;

•	the initiation of, material developments in or conclusion of litigation related to the combined organization;

•	competition from existing technologies, products or services, or new technologies, products or services that may emerge;

•	the low trading volume and the high proportion of shares held by affiliates; and

•	period-to-period fluctuations in the combined organization’s financial results.

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

Following completion of the Merger, our executive officers and directors and their affiliates beneficially own approximately 53% of the outstanding shares of our common stock, including shares beneficially owned by a director whose holdings include most of the shares beneficially owned by former PHS equity holders. The former PHS equity holders beneficially own approximately 47% of our outstanding common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These shareholders may also delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The rights of the former PHS equity holders are subject to the Voting and Standstill Agreement entered into in connection with the closing of the Merger. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

There may be future sales or other dilution of our equity, which may adversely affect the market price of its common shares.

We are not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares, as well as any common shares that may be issued pursuant to its shareholder rights plan. The market price of our common shares could decline as a result of sales of its common shares made under the restructuring plan being developed by our CRO or the perception that such sales could occur.

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of our common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

On August 31, 2017, we entered into the Purchase Agreement (the “Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $10.0 million of our common stock. Upon the execution of the Purchase Agreement, we issued 450,000 Commitment Shares to Lincoln Park as a fee for its commitment to purchase shares of our common stock under the Purchase Agreement. The remaining shares of our common stock that may be issued under the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing after the satisfaction of certain conditions set forth in the Purchase Agreement, including that the SEC has declared effective the registration statement that includes this prospectus. The purchase price for the shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any future sales of our shares to Lincoln Park. Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some, or none of the additional shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all, some or none of those shares at any time or from time to time in its discretion.

In addition, if we sell shares to Lincoln Park at a price per share lower than $0.80, we may be required to issue additional shares to the purchasers in our 2017 private offering pursuant to the “full ratchet” provisions set forth in the securities purchase agreements we entered into with such purchasers. If the ratchet is triggered, we would be required to issue a number of additional shares of our common stock sufficient to cause the effective price per share paid by the purchasers in the 2017 private offering to be equal to the new offering price, subject to certain limitations set forth in the securities purchase agreements we entered into with such purchasers. If the ratchet provision is triggered, we would be required to issue a maximum of 831,289 shares to the purchasers in the 2017 private offering, including 48,352 shares to Lincoln Park and 24,176 shares to Aracle SPF V, LLC, each of which participated in the offering. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. The ratchet provisions lapse on the one-year anniversary of each purchaser’s execution of an applicable securities purchase agreement, the latest of which was executed on May 24, 2017.

ITEM 1B	Unresolved Staff Comments

Not applicable.

ITEM 2	Properties

We currently have two major locations, our corporate office located in Olathe, KS, and our East Greenwich, RI, office. Both locations are under operating leases which expire in 2018 and 2019, respectively.

Through the acquisition of AHS in 2015, we acquired two leased properties in Des Moines, IA and Indianapolis, IN under operating leases which would have expired in 2018. We determined that neither lease was necessary for its operations, thus, in April 2017, settlement agreements for the remaining lease obligations were reached with both landlords. Additionally, we were under obligation under a lease related to the discontinued Hooper Holmes Services operations center through 2018 and had ceased use of this facility, and on March 9, 2017, the parties to the lease reached a settlement agreement for the remaining lease obligation. A $0.1 million gain from discontinued operations was recorded during the year ended December 31, 2017, based on this settlement agreement. The lease settlement liabilities for the three settled lease agreements of $0.3 million are accrued in other current liabilities in the accompanying consolidated balance sheet as of December 31, 2017.

We believe that, in general, our facilities are suitable and adequate for our current and anticipated future levels of operations and are adequately maintained.  We believe that if we were unable to renew a lease on any of our facilities, we could find alternative space at competitive market rates and relocate our operations to such new locations without material disruptions to our business. Relocating to a new location would result in additional costs which could be significant.

ITEM 3	Legal Proceedings

We, in the normal course of business, are a party to various claims and other legal proceedings. In the opinion of management, we have legal defenses and/or insurance coverage (subject to deductibles) with respect to all of its pending legal actions. If management believes that a material loss not covered by insurance arising from these actions is probable and can reasonably be estimated, we may record the amount of the estimated loss or, if a loss cannot be estimated but the minimum liability may be estimated using a range and no point is more probable than another, we may record the minimum estimated liability. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Management believes that the ultimate outcome of all pending legal actions, individually and in the aggregate, will not have a material adverse effect on our financial position that is inconsistent with its loss reserves or on its overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes can occur that exceed any amounts reserved for such losses. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

ITEM 4	Mine Safety Disclosures
Not applicable

PART II

ITEM 5	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently traded on the OTCQX under the symbol “HPHW.”

Common Stock Price Range

The following table shows, for the periods indicated, the high and low sales prices per share of our common stock based on published financial sources (dollars):

	2017		2016
Quarter	High	Low	High	Low
First	$0.98	$0.65	$2.70	$0.75
Second	$1.10	$0.53	$2.70	$1.05
Third	$0.72	$0.52	$2.42	$1.16
Fourth	$0.76	$0.41	$1.36	$0.73

Beginning May 2, 2017, our common stock, par value $0.04 per share, began trading on the OTCQX. Prior to May 2, 2017, our common stock traded on the NYSE MKT.

Holders

As of March 29, 2018, there were approximately 685 holders of record of our common stock with our transfer agent, American Stock Transfer & Trust Company, Brooklyn, New York. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders presented by such record holders.

Dividends

No dividends were paid in 2017 or 2016. We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2016 Credit and Security Agreement and our Credit Agreement. See Note 9 to the consolidated financial statements.

Equity Compensation Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Part III, Item 12 below.

Recent Sales of Unregistered Securities

We did not issue any shares of our common stock during the year ended December 31, 2017, in transactions not registered under the Securities Act of 1933, except as previously reported in our Current Reports on Form 8-K.

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

We did not repurchase any shares of our common stock during the year ended December 31, 2017.

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

Executive Summary

Overview

Our Company was founded in 1899. We are a publicly-traded New York corporation whose shares of common stock are listed on the OTCQX (OTCQX: HPHW).  Our corporate headquarters are located in Olathe, Kansas. For over 40 years, our business focus has been on providing health risk assessment services and sample collection services. In 2017, we merged with PHS, which offers a similar set of services as Hooper Holmes. The combined company provides a personalized, one-stop wellbeing programming experience for customers, with proven health outcomes powered by sophisticated data collection and management. This uniquely positions us to transform and capitalize on the large and growing health and wellbeing market. On January 23, 2018, we announced that we have re-branded to Hooper Holmes, Inc. d/b/a Provant Health.

We provide on-site screening services and flu shots, laboratory testing, health risk assessment, and sample collection services to individuals as part of comprehensive health and wellbeing programs offered through organizations' sponsorships. Such organizations include corporate and government employers, health plans, hospital systems, health care management companies, wellbeing companies, brokers and consultants, disease management organizations, reward administrators, third party administrators, clinical research organizations and academic institutions. Through our comprehensive health and wellbeing services, we also provide health coaching to support positive health risk migration, access to a wellbeing platform with individual and team challenges and rewards management, interoperability with third party digital health providers, data analytics, and reporting services. We contract with health professionals to deliver these services nationwide, all of whom are trained and certified to deliver quality service. In addition, we leverage our national network of health professionals to support the delivery of other similar products and services. Our FDA and ISO-certified medical-kit facility provides services to global pharmaceutical companies, and supports the delivery of our products and services in a high-quality, secure manner.

The majority of large employers that offer health benefits today also offer health and wellbeing programs in an effort to promote employee health and productivity as well as to reduce health-related costs.  Through biometric screening services, plan sponsors help employees learn of existing and/or potential health risks. Through corporate wellbeing, they provide education and health improvement tools and personalized challenges. Program sponsors also gain the ability to systematically reward employees for good, healthy behaviors and for actual health enhancement metrics. Some common examples of these rewards include reductions in annual medical premiums, contributions to an employee’s Health Savings Account (HSA), and credits that are redeemable through an online merchandise mall. By combining both the screening and corporate wellbeing services under a single organization, we create a seamless, end-to-end experience for members and drive improved engagement and outcomes for our clients.

Today, we service approximately 200 direct clients representing nearly 3,000 employers representing over 3,000,000 individual employees. In 2017, we delivered nearly 1,000,000 screenings and are on track to continue year-over-year revenue growth through a combination of serving our direct customers, channel partners, and clinical research organizations as well as through the addition of new customers.

We operate under one reporting segment. Our biometric screening services are subject to seasonality, with the third and fourth quarters typically being our strongest quarters due to increased demand for screening services from mid-August through late-November related to annual benefit renewal cycles as well as the seasonal delivery of flu shots. Engagement in our health and wellbeing service operations are more constant, though there are some variations due to the timing of the health coaching programs which are billed per participant and typically start shortly after the conclusion of onsite screening events. In addition to our screening and health and wellbeing services, we generate ancillary revenue through the assembly of medical kits for sale to third parties.

We believe that the overall market for our screening and health and wellbeing services is growing and we anticipate continued growth with the increased nationwide focus on initiatives that improve healthcare, contain costs, and increase the wellbeing and productivity of employee populations.

Key Risks, Trends and Uncertainties in Our Business

We believe that the key risks, trends and uncertainties in our business are as follows:

•
Our recurring losses from operations, negative cash flows from operations, and liquidity issues raise substantial doubt about our ability to continue as a going concern within one year after issuance of our financial statements. Our ability to generate positive cash flows and net income is dependent upon achieving cost reductions as well as generating and leveraging new/return business as a result of the Merger discussed below under the heading “Liquidity and Capital Resources - Going Concern” below.

•
While we expect our financial condition to improve as we implement restructuring plans being developed by our CRO, our history of losses requires us to be cautious in our forecasting. Prior to the Merger, PHS also had a history of operating losses, and we have incurred significant costs and additional debt as part of the transaction and will continue to incur transition costs to integrate the two companies. Please refer to “Liquidity and Capital Resources - Going Concern” below for further discussion.

•
We were unable to comply with the covenants in our debt agreements as of December 31, 2017, and for the three-month periods ended March 31, 2017 and September 30, 2017 and the twelve-month period ended December 31, 2016. We obtained waivers from our lenders for these periods, with the exception of December 31, 2017. We were not able to make its March 15, 2018, payment on the August 2017 Term Loan with SWK; therefore, we defaulted on our loan with SWK and, due to the cross-default clause with CNH, were also in default on our 2016 Credit and Security Agreement. Even though we are in default, the lenders have not yet elected to exercise their rights under the agreements to declare the obligations immediately due and payable. If we are unable to remediate our existing default or are unable to comply with financial covenants in the future and cannot modify the covenants in our debt agreements, there is no assurance that we could obtain covenants waivers from our lenders in the future, which could have a material and adverse effect on our business. Please refer to “Liquidity and Capital Resources - Going Concern” in below for further discussion.

•	Our screening operations are seasonal in nature and largely depend on volumes during the third and fourth quarters. Please refer to “Liquidity and Capital Resources” below.

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

During the year ended December 31, 2017, we received $3.4 million in cash, net of issuance costs, in additional equity by issuing 4,375,000 shares of our common stock, $0.04 par value, and warrants (the "2017 Private Offering Warrants") to purchase up to an additional 2,187,500 shares of our common stock at an exercise price of $1.35 per share to various investors in a private offering (the "2017 Private Offering"). The 2017 Private Offering Warrants are exercisable for a period of four years from the date of issuance but are not exercisable during the first six months after closing of the 2017 Private Offering. The 2016 Private Offering Warrants were canceled as part of the 2017 Private Offering and replaced by the 2017 Private Offering Warrants. The proceeds from the 2017 Private Offering were used to fund the Merger discussed in Note 3 and Note 9 to the consolidated financial statements for further discussion of the debt and warrants issued in connection with the Merger

Merger Agreement

On May 11, 2017, we closed the transactions (the “Merger”) contemplated by the Agreement and Plan of Merger dated March 7, 2017 (the "Merger Agreement") by and among Hooper Holmes, Piper Merger Corp., PHS, and Wellness Holdings, LLC. PHS was the surviving entity in the Merger, as a result of which it became a wholly-owned subsidiary of Hooper Holmes. See Note 3 to the consolidated financial statements for further discussion.

Trading on OTCQX

On May 2, 2017, our common stock, par value $0.04 per share, began trading on OTCQX, after voluntarily delisting from the NYSE MKT on May 1, 2017. We now trade under the symbol "HPHW" on OTCQX.

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

Business Outlook for 2018

We believe there are significant growth opportunities for our comprehensive program, comprised of screening services, face to face intervention and technology enabled health services.  During 2017, we expanded our capabilities further to include digital nutrition and sleep improvement, and other specialized testing and are exploring other offerings for delivery through our health professional network.  In May of 2017, Hooper Holmes and PHS announced their merger, and on January 23, 2018, we announced that we have re-branded to Hooper Holmes, Inc. d/b/a Provant Health. Our end-to-end services, combined with strategic, customized solution designs and advanced analytics, makes it simple for organizations to meet their well-being needs.

The United States spends more on healthcare than any other country, with more than 80% of healthcare costs due to chronic conditions.  With the focus on health care cost management and the risk of reduced productivity in the workplace from health issues arising among the employee population, we believe employers of all sizes will continue to invest in health and wellness programs.  We expect the market for individualized health and wellness to grow over the next three to five years, and we believe that we are well positioned to increase revenues from our integrated health services given our unique set of assets, including our proprietary health and wellness technology platform and our national network of health professionals.  However, the success of health and wellness will also depend in part upon the continued success of our channel partners and their health and care management initiatives to employers.

A key corporate strength is our extensive network of health professionals, providing coverage in every zip code nationwide and allowing us to offer screening services for large enterprise employers as well as channel partners with customers distributed nationally across multiple locations. Our centralized fulfillment model allows us to deliver a reliable, consistent experience for our customers nationwide, regardless of location, as well as consistent and reliable equipment to provide a strong degree of accuracy and quality. We also have national agreements with retail clinics and local lab offices, and offer physician form and at-home-kit services, providing our customers more robust, convenient options to maximize member participation with annual screenings.

We monitor our operational performance and are constantly refining metrics to improve operational and sales performance.  We believe our attention to the details that are important to our customers contributes to our strong client retention rate.

We gained new customers in 2017, both through our direct sales efforts and through our channel partners, including a large multi-year clinical research study, and already have new opportunities in 2018 in the contracting phase.  As one of only a few pure-play publicly-traded health and wellness companies that offer a fully-integrated end-to-end solution to our customers, we believe we are positioned to capitalize on market need in 2018 and beyond.  There are, however, events as noted in Item 1A Risk Factors above that could negatively affect our financial condition, results of operations, and cash flows.

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

We monitor the following key metrics related to our operations:

•	the number of screenings completed;

•	the number of enrollments in health coaching services;

•	the number of subscribers to the wellness portal services;

•	the aggregate of travel expenditures incurred by our health professionals;

•	budget to actual performance;

•	gross margin; and

•	Adjusted EBITDA

Certain of the above-cited metrics are discussed in the comparative discussion and analysis of our results of operations that follows.

Adjusted EBITDA

We believe that the presentation of Adjusted EBITDA, a non-GAAP (generally accepted accounting principles, "GAAP") financial measure, provides investors with additional information about our financial results. Adjusted EBITDA is an important supplemental measure used by our board of directors and management to evaluate our operating performance from period to period on a consistent basis and as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations.

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

The following table sets forth our reconciliation of Adjusted EBITDA:

	December 31,
(in thousands)	2017	2016
Net loss	$(15,972)	$(10,324)
Plus:
Interest expense	1,738	1,017
Other debt related costs included in interest expense	1,457	2,553
Income tax (benefit) expense	(645)	25
Depreciation and amortization	3,610	2,633
Share-based compensation expense	818	579
Severance costs	810	444
Stock payments in connection with debt amendments	—	50
Transaction costs	2,882	559
Transition costs	722	56
Write-off of SWK Warrant #2	—	(887)
Impairment of property, plant and equipment, net	—	88
Portamedic contingent liability	—	150
Lease and legal settlements	310	—
Adjusted EBITDA	$(4,270)	$(3,057)

We present Adjusted EBITDA as a supplemental measure of our performance.

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations in 2017 and 2016

Revenue - The table below sets forth our consolidated revenue:

	For the years ended December 31,		%
(in thousands)	2017	2016	Change
Revenue	$56,158	$34,271	63.9%

Consolidated revenues for the year ended December 31, 2017, were $56.2 million, an increase of 63.9% from 2016, which is primarily due to the addition of $25.0 million in additional revenue from the Merger and increased revenue of $1.0 million from new contracts. This was offset by a reduction in volume from coaching and on-site screening services of $2.3 million and a decrease in revenue of $1.9 million related to customers who terminated in 2016 for which we provided no services in 2017. The decrease in volume was partially caused by weather-related events in 2017.

Cost of Operations - The table below sets forth our consolidated cost of operations for the periods indicated:

	For the Years Ended December 31,
(in thousands)	2017	% of Revenue	2016	% of Revenue
Cost of Operations	$44,468	79.2%	$26,416	77.1%

Cost of operations, as a percentage of revenue for the year ended December 31, 2017, increased 2.1% compared to the year ended December 31, 2016, primarily due to an increase in remote screening and flu shot revenues which have a higher cost. Additionally, certain costs related to fulfillment and portal services increased in 2017 as a result of the Merger. These increases are not expected to recur once the integration is fully complete.

Selling, General and Administrative Expenses (SG&A) - The table below sets forth our consolidated SG&A expenses for the periods indicated:

	For the years ended December 31,		%
(in thousands)	2017	2016	Change
Selling, general and administrative expenses	$22,338	$14,532	53.7%

SG&A expenses for the year ended December 31, 2017, increased 53.7% compared to the year ended December 31, 2016, primarily due to the addition of PHS expenses from the Merger of $8.0 million partially offset by our ongoing cost-saving initiatives and Merger synergies (payroll reductions, overhead, etc.), as discussed in Notes 3 and 9 to the consolidated financial statements. The increase was primarily driven by an increase in payroll and related costs of $2.3 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to the Merger. A significant portion of this Merger related increase was related to the addition of information technology and development personnel in the amount of $1.2 million. We also incurred an increase in professional fees, consulting and contract labor in the amount of $2.1 million related to the additional general and administrative costs and technology and development spending. Additional increases included an increase in depreciation and amortization of $0.7 million, other IT spending of $0.5 million, rent and utilities of $0.3 million, stock compensation expense of $0.2 million and marketing related costs of $0.1 million.

Transaction Costs

Transaction costs represent legal and professional fees incurred for non-recurring transactions. For the years ended December 31, 2017 and 2016, we incurred $2.9 million and $0.6 million, respectively, of transaction costs with the increase primarily due to costs incurred for the Merger.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the year ended December 31, 2017, was $13.5 million, compared to a loss of $7.2 million in 2016.

Interest Expense, Net

Interest expense, net, for the year ended December 31, 2017, was $3.2 million, compared to $3.6 million for the year ended December 31, 2016. A detail of the components of interest expense is included in Note 9 to the consolidated financial statements.

Other Income

Other income for the year ended December 31, 2016, was $0.9 million, which is due to the elimination of the SWK Warrant #2 (see Note 9 to the consolidated financial statements).

Gain/Loss from Discontinued Operations

The gain from discontinued operations was $0.1 million for the year ended December 31, 2017, primarily due to the write-off of stale payables related to the former Portamedic business and the lease settlement agreement related to the discontinued Hooper Holmes Services operations center. The loss from discontinued operations was $0.4 million for the year ended December 31, 2016, was primarily due to expenses of $0.2 million for a contingent liability related to the Portamedic service line. Discontinued operations represent the net results of operations and adjustments during the periods presented for the Heritage Labs, Hooper Holmes Services, and Portamedic businesses.

Net Loss

Net loss for the year ended December 31, 2017, was $16.0 million, or $0.75 per share on both a basic and diluted basis, compared to a net loss of $10.3 million, or $1.15 per share on both a basic and diluted basis, reported for the year ended December 31, 2016.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents as well as availability under our 2016 Credit and Security Agreement with CNH, as amended.  If we need to borrow in the future under our 2016 Credit and Security Agreement, as amended, the amount available for borrowing may be less than the $15.0 million under this facility at any given time due to the manner in which the maximum available amount is calculated. We have an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables up to $15.0 million under this facility. At December 31, 2017, we had $10.0 million of outstanding borrowings under the 2016 Credit and Security Agreement, with unused borrowing capacity of $1.8 million. We have historically used availability under a revolving credit facility to fund operations due to a lag between the payment of certain operating expenses and the subsequent billing and collection of the associated revenue based on customer payment terms. To illustrate, in order to conduct successful screenings, we must expend cash to deliver the equipment and supplies required for the screenings. We must also expend cash to pay the health professionals and site management conducting the screening services. All of these expenditures are incurred in advance of the customer invoicing process and ultimate cash receipts for services performed. Given the seasonal nature of our operations, which are largely dependent on second half volumes, management expects to continue using a revolving credit facility in 2018 and beyond.

Our A&R Credit Agreement, as amended, provides us with a $8.5 million Term Loan. In 2017, the A&R Credit Agreement with SWK, as amended, increased the principal balance under the existing former Term Loan to $6.5 million and provided for an additional $2.0 million 2017 August Term Loan. On February 2, 2018, the Company entered into a Third Amendment to the A&R Credit Agreement which extended the August 2017 Term Loan’s maturity date to April 30, 2018. The Company has repaid $250,000 of the principal balance thereon as part of this Third Amendment. Under this Third Amendment, there is a second payment of $250,000 due in March 2018, which was not repaid in accordance with the amendment and as a result, the Company is currently in default.

Going Concern

In accordance with ASC 205-40, the following information reflects the results of management’s assessment of our ability to continue as a going concern.

Principal conditions or events that require management's consideration

Following are conditions and events which require management's consideration:

•
We had a working capital deficit of $27.1 million with $0.9 million of cash and cash equivalents at December 31, 2017. We had $11.7 million of payables at December 31, 2017, that were in past due date terms. We continue to work with our vendors to facilitate revised payment terms; however, we have had certain vendors who have terminated services, threatened to terminate services, filed legal action or threatened to file legal action due to aged outstanding payables and in order to accelerate invoice payments.  At December 31, 2017, over 35% of our outstanding payables were more than 90 days past due. If certain services were terminated and we were not able to find alternative sources of supply, it could have a material adverse impact on our business.

•
Our net cash used in operating activities during the year ended December 31, 2017, was $12.0 million. Our current forecast does not indicate positive cash flow in 2018, and our history of losses requires us to be cautious in our forecasting. We continue reviewing restructuring within our organization for additional cost savings.

•	We incurred a loss from continuing operations of $16.1 million for the year ended December 31, 2017; however, this includes $3.2 million of transaction and transition expenses related to the Merger.

•
We had $10.0 million of outstanding borrowings under the 2016 Credit and Security Agreement with CNH, with unused borrowing capacity of $1.8 million, at December 31, 2017. As of March 30, 2018, we had $4.9 million of outstanding borrowings with unused borrowing capacity of $0.2 million. Any borrowings on the unused borrowing capacity are at the discretion of CNH. We are presently in default under the 2016 Credit and Security Agreement as a result of a cross-default provision triggered by our March 2018 payment default under the Term Loan with SWK, described below.

•
We owed $8.5 million at December 31, 2017 under the Term Loan with SWK, which was used to fund the Merger and working capital. In addition, we owed $1.9 million to Century. See Note 9 to the consolidated financial statements for the Subordinated Promissory Note issued in connection with the Merger.

•
The maturity date of the August 2017 Term Loan, which comprised $2.0 million of the $8.5 million balance owed under the Term Loan with SWK, has been extended to April 30, 2018. As required by the Third Amendment, which provided for the April 30, 2018 extension, and on February 1, 2018, we repaid $250,000 of the principal balance on the August 2017 Term Loan. The extension also required a second payment of $250,000 in March that was not repaid. As a result of missing this March payment, we are currently in default of that agreement.

•
The debt agreements with CNH and SWK described above contain certain financial covenants, including various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements, which we did not comply with as of December 31, 2017. On February 2, 2018, we entered into a Third Amendment to the A&R Credit Agreement which provided a waiver for the measurement period ended December 31, 2017, in the event we are able to pay $250,000 on March 15, 2018, and the remaining balance of the August 2017 Term Loan in full, prior to April 30, 2018. We were not able to make our March 15, 2018, payment; therefore, we defaulted on our loan with SWK and, due to the cross-default clause with CNH, were also in default on our 2016 Credit and Security Agreement. The lenders have not yet elected to exercise their rights under the agreements to declare the obligations immediately due and payable. CNH and SWK have reserved their right to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on our business.  Additionally, the negative covenants set forth in the debt agreements with CNH and SWK prohibit us from incurring additional debt of any kind without prior approval from the lenders. In addition, CNH has reserved the right to terminate access to the unused borrowing capacity under the 2016 Credit and Security Agreement. See Note 2 and Note 9 to the consolidated financial statements for additional information regarding the 2016 Credit and Security Agreement, the A&R Credit Agreement, and the related covenants. If we are unable to negotiate forbearance agreements or waivers of the existing covenant and payment defaults with SWK and CNH, raise sufficient capital to repay the facilities, or replace the facilities with new debt facilities, the defaults could have a material adverse impact on our business.

•
We have contractual obligations related to operating leases for our two major locations in Olathe, KS, and East Greenwich, RI, capital leases obtained in the Merger and employment contracts which could adversely affect liquidity. See Note 10 to the consolidated financial statements.

Management's plans

We expect to continue to monitor our liquidity carefully, work to reduce this uncertainty, and address our cash needs through a combination of one or more of the following actions:

•
As disclosed on our Form 8-K filed with the SEC on March 30, 2018, we appointed a CRO on March 26, 2018. The CRO’s principal duties in the immediate term are to establish a working capital plan, with the broader mandate to include developing and implementing plans to restructure our balance sheet, operating expense structure and overall strategies in an effort to resolve this going concern assessment. The plan, when finalized, may involve significant changes to our business model, including any or all of the following: divestitures of lines of business, reductions in staffing, changes to the type and pricing of our service offerings, and changes in our marketing and sales strategies and client mix. During the CRO’s tenure, our executive officers will report to the CRO.

•
Under the restructuring plan being developed by the CRO, we will consider all available options for strengthening our balance sheet through acquisitions and divestitures, capital-raising activities, and restructuring existing obligations.

•
We will continue to seek additional equity investments. During the year ended December 31, 2017, we were able to raise $3.4 million of additional equity through the issuance of common stock and warrants, net of issuance costs.

•
We will seek a source of debt or equity sufficient to repay the principal balance of the August 2017 Term Loan prior to its maturity date of April 30, 2018, or as an alternative, may seek an agreement with SWK to modify the repayment obligation. We continue to work with SWK through the restructuring process, and will share with SWK the restructuring plan described above, once finalized. The result of this restructuring plan may impact SWK’s decision regarding the repayment terms of this loan.

•	We will seek forbearance agreements or waivers of the existing covenant and payment defaults with SWK and CNH.

•
On August 31, 2017, we entered into the Purchase Agreement and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”) (the "LPC Equity Line"), pursuant to which we have the right to sell to LPC up to $10.0 million in shares of our common stock, $0.04 par value. Based on the market price of our common stock at the time of this filing, we would be limited to selling LPC a dollar value of shares totaling approximately $8,250 per day. Subject to these limitations and satisfaction of the conditions set forth in the Registration Rights Agreement, we will have the right to require LPC to purchase shares to provide equity financing for our operations over a 36-month period.

•
As discussed in Note 10 to the consolidated financial statements, we reached settlement agreements for the remaining lease obligations owed under three operating leases for spaces we no longer utilize. The terms of the three lease settlements reduced our obligation by approximately $0.7 million compared to the original stated lease terms.

•
We have been able to obtain more favorable payment terms with some of our vendors and will continue to pursue revised terms, based on the new consolidated company model after the Merger, which going forward should improve liquidity. Hooper Holmes and PHS had several of the same vendors and have been able to work with them collectively to come up with more favorable terms for us going forward which will improve liquidity.

•
We will continue to aggressively seek new and return business from our existing customers and expand our presence in the health and wellness marketplace. We will also evaluate the overall profitability of our existing customer contracts and attempt to address underperforming business through price increases, cost savings or termination of services.

•
We will continue to analyze and implement further cost reduction initiatives and efficiency improvements See Note 10 to the consolidated financial statements. In March 2018, we reorganized several departments which resulted in headcount reductions and additional savings.

Management's assessment and conclusion

Considering our recent history of liquidity challenges, we have evaluated our plans described above to determine the likelihood that they will be effectively implemented and, if so, the likelihood that they will alleviate or mitigate the conditions and events that raise substantial doubt about our ability to continue as a going concern. Successful implementation of these plans involves both our internal efforts and external factors that are outside of our control, such as our ability to attract and retain new and existing customers and to negotiate suitable terms with our vendors and financing sources. As a result, we can give no assurance that our plans will be effectively implemented in such a way that they will sufficiently alleviate or mitigate the conditions and events noted above, which results in substantial doubt about our ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

The consolidated financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows from Operating, Investing and Financing Activities

We believe that as a result of our continued focus on cost reduction initiatives, efficiency improvements, and the Merger that cash flow from operations will improve. We have reduced our corporate fixed cost structure in 2017 and 2016, and plan to continue to evaluate professional fees and other expenses in the future. We have ongoing initiatives to increase the flexibility of our cost structure to improve our scalability with changes in screening volumes.

Cash Flows used in Operating Activities

For the year ended December 31, 2017, net cash used in operating activities was $12.0 million. Our net cash used in operating activities for the year ended December 31, 2016 was $4.4 million.

The net cash used in operating activities for the year ended December 31, 2017, reflects a net loss of $16.0 million, which was offset by non-cash charges of $5.0 million in depreciation and amortization expense, other debt related costs included in interest expense, and $0.8 million in share-based compensation expense. Changes in working capital included a decrease in accounts receivable of $9.7 million and an increase in accounts payable, accrued expenses, and other liabilities of $6.3 million.

The net cash used in operating activities for the year ended December 31, 2016, reflects a net loss of $10.3 million, which was offset by non-cash charges of $5.5 million in depreciation and amortization expense and other debt related costs included in interest expense, and termination fees paid on our behalf; and $0.6 million in share-based compensation expense. Changes in working capital included an increase in accounts receivable of $1.3 million and an increase in accounts payables, accrued expenses, and other liabilities of $0.2 million.

Our consolidated days sales outstanding ("DSO"), measured on a rolling 90-day basis, was 50.2 days at December 31, 2017, compared to 37.4 days at December 31, 2016. The decrease in DSO in 2016 was primarily due to timing of large customer receipts in December 2016 and our aggressive pursuit of outstanding accounts receivable balances in December 2016. As previously mentioned, we experience a timing difference between the operating expense and cash collection of the associated revenue based on customer payment terms. Historically, our accounts receivable balances and our DSO are near their highest point in September and their lowest point in December.

Cash Flows used in Investing Activities

For the year ended December 31, 2017, net cash used in investing activities was $1.5 million. Our net cash used in investing activities for the year ended December 31, 2016 was $0.4 million.

We used $0.4 million and $0.4 million, respectively, for the years ended December 31, 2017 and December 31, 2016, for capital expenditures.

Cash Flows provided by Financing Activities

For the year ended December 31, 2017, net cash provided by financing activities was $9.5 million. Our net cash provided by financing activities for the year ended December 31, 2016 was $4.6 million.

For the year ended December 31, 2017, we received $3.4 million, net of issuance costs, in connection with the additional equity raised as noted above in addition to net borrowings under the credit facility of $6.3 million offset by the payoff of PHS's revolving credit facility in connection with the Merger of $4.7 million. For the year ended December 31, 2017, we received $4.8 million in proceeds from the A&R Agreement.

For the year ended December 31, 2016, we received $6.3 million, net of issuance costs, in connection with the additional equity raised which was partially offset by the principal payments made of $1.3 million on the Term Loan and net borrowings under the credit facilities of $0.2 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchases

We did not purchase any shares of our common stock during 2017 and 2016.

Dividends

No dividends were paid in 2017 and 2016. We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2016 Credit and Security Agreement and our A&R Credit Agreement. See Note 9 to the consolidated financial statements for additional information.

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

Goodwill and Other Intangible Assets

Goodwill is accounted for under the provisions of ASC 350, Intangibles - Goodwill and Other.  All goodwill is assigned to one reporting unit, where it is subject to an annual impairment assessment or more frequently if circumstances indicate that impairment is likely.  Any one event or a combination of events such as change in the business climate, a negative change in relationships with significant customers and changes to strategic decisions, including decisions to expand made in response to economic or competitive conditions could require an interim assessment prior to the next required annual assessment. See Note 7 to the consolidated financial statements for further discussion.

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

Going Concern

We apply ASC 205-40, Presentation of Financial Statements - Going Concern, which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosure in certain circumstances. See Note 2 to the consolidated financial statements for the results of management’s assessment of our ability to continue as a going concern.

ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 8	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Hooper Holmes, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hooper Holmes Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the years then ended, and the related notes and Schedule II - Valuation and Qualifying Accounts (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company continues to experience recurring losses from operations, negative cash flows from operations, violations of debt covenants, and other related liquidity concerns, which raises substantial doubt about the Company’s ability to continue as a going concern. These matters and management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company's auditor since 2016.
Kansas City, Missouri
April 16, 2018

Hooper Holmes, Inc.
Consolidated Balance Sheets
 (In thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$884	$1,866
Accounts receivable, less allowance for doubtful accounts of $260 and $43, at December 31, 2017 and 2016, respectively	16,762	4,155
Inventories	1,004	1,112
Other current assets	998	345
Total current assets	19,648	7,478
Property, plant and equipment, net	1,752	1,760
Intangible assets	9,644	4,031
Goodwill	8,759	633
Other assets	397	352
Total assets	$40,200	$14,254

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$12,690	$6,612
Accrued expenses	9,255	1,747
Short-term debt	19,314	5,821
Other current liabilities	5,529	2,621
Total current liabilities	46,788	16,801
Other long-term liabilities	268	317
Commitments and contingencies
Stockholders’ deficit:
Common stock, par value $.04 per share - Authorized 240,000,000 shares, Issued and Outstanding 26,768,498 and 10,103,525 shares, at December 31, 2017 and 2016, respectively	1,071	404
Additional paid-in capital	177,397	166,084
Accumulated deficit	(185,324)	(169,352)
Total stockholders' deficit	(6,856)	(2,864)
Total liabilities and stockholders' deficit	$40,200	$14,254
See accompanying notes to consolidated financial statements.

      Hooper Holmes Inc.
Consolidated Statements of Operations
 (In thousands, except share and per share data)

	Years ended December 31,
	2017	2016
Revenues	$56,158	$34,271
Cost of operations	44,468	26,416
Gross profit	11,690	7,855
Selling, general and administrative expenses	22,338	14,532
Transaction costs	2,882	559
Operating loss from continuing operations	(13,530)	(7,236)
Interest expense, net	3,195	3,570
Other income	—	(887)
Loss from continuing operations before income tax (benefit) expense	(16,725)	(9,919)
Income tax (benefit) expense	(645)	25
Loss from continuing operations	(16,080)	(9,944)
Gain (Loss) from discontinued operations	108	(380)
Net loss	$(15,972)	$(10,324)

Basic and diluted earnings (loss) per share:
Continuing operations
Basic and Diluted	$(0.76)	$(1.11)
Discontinued operations
Basic and Diluted	$0.01	$(0.04)
Net loss
Basic and Diluted	$(0.75)	$(1.15)
Weighted average number of shares:
Basic and Diluted	21,324,664	8,981,563
See accompanying notes to consolidated financial statements.

 Hooper Holmes, Inc.
Consolidated Statements of Stockholders’ (Deficit) Equity
 (In thousands, except share data)

	Common Stock					Treasury Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit		Number of Shares		Amount		Total stockholders' deficit
Balance, December 31, 2015	5,201,733	$3,121	$156,195	$(159,028)		626		$(71)		$217
Net loss	—	—	—	(10,324)		—		—		(10,324)
Issuance of common stock and warrants, net of issuance costs	4,657,345	2,016	4,234	—		—		—		6,250
Issuance of common stock in connection with amendments to Credit Agreement	77,922	47	103	—		—		—		150
Other adjustments due to reverse stock split	486	—	—	—	—	—	—	—	—	—
Reverse stock split re-allocation	—	(4,880)	4,880	—		—		—		—
Share-based compensation	166,665	100	479	—		—		—		579
Retirement of treasury stock	(626)	—	(71)	—		(626)		71		—
Repricing of SWK Warrant #1	—	—	264	—		—		—		264
Balance, December 31, 2016	10,103,525	$404	$166,084	$(169,352)		—		$—		$(2,864)
Net loss	—	—	—	(15,972)		—		—		(15,972)
Issuance of warrants to SWK in connection with debt amendments	—	—	561	—		—		—		561
Issuance of common stock in connection with the Merger	560,000	22	342	—		—		—		364
Issuance of common stock and warrants, net of issuance costs	4,720,324	189	3,225	—		—		—		3,414
Issuance of common stock as Merger consideration	10,448,849	418	6,374	—		—		—		6,792
Share-based compensation	435,800	18	800	—		—		—		818
Issuance of common stock in connection with the LPC Equity Line	500,000	20	11	—		—		—		31
Balance, December 31, 2017	26,768,498	$1,071	$177,397	$(185,324)		—		$—		$(6,856)
See accompanying notes to consolidated financial statements.

Hooper Holmes, Inc.
Consolidated Statements of Cash Flows
 (In thousands)

	Years ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(15,972)	$(10,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,610	2,633
Other debt related costs included in interest expense	1,383	2,553
Share-based compensation expense	818	579
Termination fees included in payoff of 2013 Loan and Security Agreement	—	277
Write-off of SWK Warrant #2	—	(887)
Expense for issuance of warrant to SWK in connection with debt amendment	361	—
Expense for common stock issuance for payment of transaction costs for the Merger	364	—
Impairment of property, plant and equipment, net	—	88
Provision for bad debt expense	193	75
Issuance of common stock in connection with First Amendment to Credit Agreement	—	50
Expense for common stock issuance for payment of transaction cost for the LPC Equity Line	31	—
Change in assets and liabilities:
Accounts receivable	(9,672)	1,335
Inventories	425	(545)
Other assets	186	(34)
Accounts payable, accrued expenses and other liabilities	6,263	(244)
Net cash used in operating activities	(12,010)	(4,444)
Cash flows from investing activities:
Capital expenditures	(420)	(364)
Cash acquired from the Merger	1,936	—
Net cash provided by (used in) investing activities	1,516	(364)
Cash flows from financing activities:
Borrowings under credit facility	55,069	35,332
Payments under credit facility	(48,793)	(35,533)
Proceeds from amendments of Term Loan	4,783	—
Principal payments on Term Loan	—	(1,324)
Repayment of PHS credit facility in connection with the Merger	(4,684)	—
Proceeds from Seasonal Facility	2,000	—
Payments on Seasonal Facility	(2,000)	—
Issuance of common stock and warrants, net of issuance costs	3,414	6,250
Debt issuance costs	(50)	(86)
Payments on capital lease obligation	(227)	—
Net cash provided by financing activities	9,512	4,639
Net decrease in cash and cash equivalents	(982)	(169)
Cash and cash equivalents at beginning of year	1,866	2,035
Cash and cash equivalents at end of year	$884	$1,866

Supplemental disclosure of non-cash investing activities:
Fixed assets and prepaid expenses vouchered but not paid	$170	$217
Supplemental disclosure of non-cash financing activities:
Fair value of common stock issued as Merger consideration	6,792	—
Fair value of debt assumed in Merger	6,524	—
Issuance of common stock in connection with debt amendments	—	100
Non-cash debt issuance costs	—	550
Opening outstanding borrowings under 2016 Credit and Security Agreement	—	3,028
Payoff of 2013 Loan and Security Agreement by CNH	—	(2,552)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	1,519	987
Income taxes	26	32
See accompanying notes to consolidated financial statements

HOOPER HOLMES, INC.
Notes to Consolidated Financial Statements
 (amounts in thousands, except share and per share data, unless otherwise noted)

Note 1 — Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of the Business

Hooper Holmes, Inc. and its subsidiaries ("Hooper Holmes" or the "Company") provide on-site screening services and flu shots, laboratory testing, health risk assessment, and sample collection services to individuals as part of comprehensive health and wellbeing programs offered through organizations' sponsorships such organizations include corporate and government employers, health plans, hospital systems, health care management companies, wellbeing companies, brokers and consultants, disease management organizations, reward administrators, third party administrators, clinical research organizations and academic institutions. Through the Company's comprehensive health and wellbeing services, the Company also provides health coaching to support positive health risk migration, access to a wellbeing platform with individual and team challenges and rewards management, interoperability with third party digital health providers, data analytics, and reporting services. The Company contracts with health professionals to deliver these services nationwide, all of whom are trained and certified to deliver quality service. In addition, the Company leverages our national network of health professionals to support the delivery of other similar products and services. Our Food and Drug Administration ("FDA") and International Organization for Standardization ("ISO") certified medical-kit facility provides services to global pharmaceutical companies, and supports the delivery of our products and services in a high-quality, secure manner. In 2017, the Company merged with Provant Health Solutions, LLC ("PHS"), which offers a similar set of services as Hooper Holmes. The combined company provides a personalized, one-stop programming experience for customers, with proven outcomes powered by sophisticated data collection and management. This uniquely positions the Company to transform and capitalize on the large and growing health and wellbeing market. On January 23, 2018, the Company announced that it has re-branded to Hooper Holmes, Inc. d/b/a Provant Health.

The Company operates under one reporting segment. Our biometric screening services are subject to seasonality, with the third and fourth quarters typically being our strongest quarters due to increased demand for screening services from mid-August through late-November related to annual benefit renewal cycles as well as the seasonal delivery of flu shots. Engagement in our health and wellbeing service operations are more constant, though there are some variations due to the timing of the health coaching programs which are billed per participant and typically start shortly after the conclusion of onsite screening events. In addition to our screening and health and wellbeing services, the Company generates ancillary revenue through the assembly of medical kits for sale to third parties.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Hooper Holmes, Inc. and its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation, and are reported on a calendar year basis.

Prior to 2015, the Company completed the sale of certain assets comprising its Portamedic, Heritage Labs, and Hooper Holmes Services businesses. The operating results of these businesses have been segregated and reported as discontinued operations for all periods presented in this Form 10-K.

On June 15, 2016, the Company completed a one-for-fifteen reverse stock split, in order to regain compliance with the NYSE MKT's minimum market price requirement. On May 2, 2017, our common stock began trading on OTCQX, after voluntarily delisting from the NYSE MKT on May 1, 2017. As a result of the reverse stock split, the share and per share information for all periods presented in these consolidated financial statements have been adjusted to reflect the impact of the reverse stock split. The reverse stock split did not affect the total number of authorized shares of common stock of 240,000,000 shares or the par value of the Company’s common stock at $0.04. Accordingly, an adjustment was made between additional paid-in-capital and common stock in the consolidated balance sheet to reflect the new values after the reverse stock split.

As previously noted, on May 11, 2017, the Company closed the transactions (the “Merger”) contemplated by the Agreement and Plan of Merger dated March 7, 2017 (the "Merger Agreement") by and among Hooper Holmes, Piper Merger Corp., PHS, and Wellness Holdings, LLC. The Merger was treated as a purchase in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the transaction, and Hooper Holmes was determined to be the acquirer in the Merger. The allocation of the purchase price was based on management's estimates and assumptions at the time of acquisition. As a result of the Merger, the Company recorded $8.1 million to goodwill, including a $0.7 million deferred tax liability. See Note 3 to the consolidated financial statements for further discussion.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions about future events.  These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses.  Such estimates include the valuation of receivable balances, property, plant and equipment, valuation of goodwill and other intangible assets, deferred income tax assets, share based compensation expense and the assessment of contingencies, among others.  These estimates and assumptions are based on our best estimates and judgment.  The Company evaluates our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which the Company believes to be reasonable under the circumstances.  The Company adjusts such estimates and assumptions when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in those estimates will be reflected in the consolidated financial statements in future periods.

Summary of Significant Accounting Policies

(a)	Going Concern

The Company follows the guidance in ASC 205-40, Presentation of Financial Statements - Going Concern which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosure in certain circumstances. See Note 2 to the consolidated financial statements for the results of management’s assessment of its ability to continue as a going concern.

(b)	Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities at the date of purchase of less than 90 days to be cash equivalents.

(c)	Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. Customer contracts state that the Company can charge interest but historically the Company has not. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowances for uncollectible accounts are estimated based on a periodic review of historical losses and the current receivables aging. Account balances are charged off to the allowance after all means of collections have been exhausted and potential for recovery is considered remote.  Customer billing adjustments are recorded against revenue whereas adjustments for bad debts are recorded within selling, general and administrative expenses.  The Company does not have any off-balance sheet credit exposure related to its customers.

(d)	Inventories

Inventories, which consist of finished goods and component inventory, are stated at the lower of cost and net realizable market value. Included in inventories at December 31, 2017 and 2016, are $0.5 million and $0.7 million, respectively, of finished goods and $0.5 million and $0.4 million, respectively, of components.

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

Goodwill is accounted for under the provisions of ASC 350, Intangibles – Goodwill and Other. As the Company manages and operates our business as a single operating segment and, therefore, with a single reportable segment, all goodwill is assigned to our one reporting unit. Goodwill is subject to at least an annual impairment assessment or more frequently if circumstances indicate that impairment is likely. Any one event or a combination of events such as change in the business climate, a negative change in relationships with significant customers and changes to strategic decisions, including decisions to expand made in response to economic or competitive conditions could require an interim assessment prior to the next required annual assessment. See Note 7 to the consolidated financial statements for further discussion.

(h)	Revenue Recognition

Revenue is recognized for screening services when the screening is completed based on the either the actual number of participants screened or an estimated minimum depending on the terms of the contract. Revenue for wellness portal services are recognized on a per eligible member, per month basis, while revenue from wellness coaching services are recognized as services are performed or ratable over the delivery period. Revenue for kit assembly is recorded upon completion of the kit. In all cases, there must be evidence of an agreement with the customer, the sales price must be fixed or determinable, delivery of services must have occurred, and the ability to collect must be reasonably assured.

For contracts with multiple elements, the Company allocates consideration to the identified units of accounting based on the relative selling price hierarchy set forth in the relevant accounting guidance. The Company determines the selling price for each deliverable using vendor-specific objective evidence ("VSOE") of selling price or third-party evidence ("TPE") of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, the Company uses our best estimate of selling price ("BESP") for that deliverable. The Company estimates BESP for a deliverable by considering company-specific factors such as pricing strategies and direct product and other costs.

Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and therefore is excluded from revenues in the consolidated statements of operations.

(i)	Share-Based Compensation

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

(j)	Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income and the reversal of deferred income tax liabilities during the period in which related temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

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

(k)	Loss per Share

Basic loss per share equals net loss divided by the weighted average common shares outstanding during the period.  Diluted loss per share equals net loss divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. The calculation of loss per common share on a basic and diluted basis results in the same amount for each of the two years ended December 31, 2017 and 2016, because the inclusion of dilutive common stock equivalents would have been anti-dilutive for all periods presented. The Company has granted options to purchase shares of our common stock through employee stock plans with the weighted average options outstanding as of December 31, 2017 and 2016, of 1,275,824 and 368,703, respectively, all of which were outstanding as of December 31, 2017, but are anti-dilutive because the Company is in a net loss position.

(l)	Concentration of Credit Risk

Our accounts receivable are due primarily from healthcare management and wellbeing companies and our direct customers.  As of December 31, 2017, there were two customer balances that each accounted for more than 10% of the total consolidated accounts receivable. The accounts receivable balances for these customers represented approximately 40% of total consolidated accounts receivable as of December 31, 2017. As of December 31, 2016, there were two customer balances that accounted for more than 10% of the total consolidated accounts receivable and these customers represented approximately 40% of total consolidated accounts receivable.

The Company had one customer who accounted for over 10% of consolidated revenues in the year ended December 31, 2017. For the year ended December 31, 2016, the Company had two customers that each accounted for over 10% of consolidated revenues. No other customers accounted for more than 10% of consolidated revenues in the years ended December 31, 2017 and 2016.

(m)	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This new guidance is effective for the Company in the first quarter of 2018. The Company has completed its review of customer contracts to understand the impacts of applying the new standard.

The Company’s adoption of ASU 2014-09 as of January 1, 2018 uses the modified retrospective method. Under this method of adoption, the Company will recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit in the period of initial application. Comparative prior year periods will not be adjusted.

While the Company is still finalizing its evaluation, the adoption of ASU 2014-09 will have a material impact on the consolidated financial statements. Based on the analysis performed to date, the Company expect the revenue from its services to remain substantially unchanged, with one exception. Depending on the terms of the contract, the period over which the upfront fees will be recognized may differ from the current treatment. In addition to the revenue change for up-front fees, the Company expects a change to the direct and incremental costs to obtain contract with customers, such as sales commissions, as these costs will be deferred and recognized over the period of benefit rather than expensing them as incurred in the period that the commissions are earned by our employees. The Company expects to record a cumulative effect adjustment as of the date of adoption resulting in the deferral of both revenue and commission expense, net to be less than $0.5 million.

The new standard prescribes additional financial statement disclosures, which the Company is currently in the process of evaluating, in addition to updating the internal controls relating to the data to be included into the new disclosures.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory", which changes the measurement basis for inventory from the lower of cost or market to lower of cost and net realizable value and also eliminates the requirement for companies to consider replacement cost or net realizable value less an approximate normal profit margin when determining the recorded value of inventory. The standard was effective for public companies in fiscal years beginning after December 15, 2016, and was adopted on January 1, 2017. The implementation of this ASU did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting (Topic 718)", which is intended to simplify the accounting for share-based compensation. This standard simplifies the accounting for income taxes in relation to share-based compensation, modifies the accounting for forfeitures, and modifies the statutory tax withholding requirements. This standard was effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and was adopted on January 1, 2017. The implementation of this ASU did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment", which is intended to simplify goodwill impairment testing by eliminating the second step of the analysis under which the implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. The update instead requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. The standard is effective, prospectively, for public companies in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted the guidance during the fourth fiscal quarter of 2017, prior to our annual testing of goodwill impairment. See Note 7 to the consolidated financial statements

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting", which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award's fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its consolidated financial position, results of operations or cash flows.

Note 2 — Liquidity and Going Concern Assessment

The Company's primary sources of liquidity are cash and cash equivalents as well as availability under a Credit and Security Agreement (the "2016 Credit and Security Agreement") with CNH Finance ("CNH"), as amended. If the Company needs to borrow in the future under its 2016 Credit and Security Agreement, as amended, which is solely at the lender's discretion, the amount available for borrowing may be less than the $15.0 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  The Company has an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables up to $15.0 million under this facility. At December 31, 2017, the Company had $10.0 million of outstanding borrowings under the 2016 Credit and Security Agreement, with unused borrowing capacity of $1.8 million. In addition, the Company entered into the Amended and Restated Credit Agreement dated as of May 11, 2017 (the “A&R Credit Agreement”), with SWK Funding, LLC (“SWK”), as amended provides both a term loan of $8.5 million (the “Term Loan”) and a $2.0 million revolving credit facility (the “Seasonal Facility”) that the Company can use between June 1 and November 30, for both 2017 and 2018. In 2017, the A&R Credit Agreement with SWK, as amended, increased the principal balance under the existing former Term Loan to $6.5 million and provided for an additional $2.0 million term loan (the “August 2017 Term Loan”). The debt agreements with CNH and SWK described above contain certain financial covenants, including various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements, which the Company was not in compliance with as of December 31, 2017. On February 2, 2018, the Company entered into a Third Amendment to the A&R Credit Agreement which extended the August 2017 Term Loan’s maturity date to April 30, 2018. The Company has repaid $250,000 of the principal balance thereon as part of this Third Amendment. Under this Third Amendment, there was a second payment of $250,000 due in March 2018, which was not repaid in accordance with the amendment and as a result, the Company is currently in default.

The Company has historically used availability under a revolving credit facility to fund operations due to a lag between the payment of certain operating expenses and the subsequent billing and collection of the associated revenue based on customer payment terms. To illustrate, in order to conduct successful screening services, the Company must expend cash to deliver the equipment and supplies required for the screening services. The Company must also expend cash to pay the health professionals and site management conducting the screening services. All of these expenditures are incurred in advance of the customer invoicing process and ultimate cash receipts for services performed. Given the seasonal nature of our operations, management expects to continue using a revolving credit facility in 2018 and beyond.

Going Concern

In accordance with ASC 205-40, the following information reflects the results of management’s assessment of its ability to continue as a going concern.

Principal conditions or events that require management's consideration

Following are conditions and events which require management's consideration:

•
The Company had a working capital deficit of $27.1 million with $0.9 million of cash and cash equivalents at December 31, 2017. The Company had $11.7 million of payables at December 31, 2017, that were in past due date terms. The Company continues to work with its vendors to facilitate revised payment terms; however, the Company has had certain vendors who have terminated services, threatened to terminate services, filed legal action or threatened to file legal action due to aged outstanding payables and in order to accelerate invoice payments.  At December 31, 2017, over 35% of our outstanding payables were more than 90 days past due. If certain services were terminated and the Company was not able to find alternative sources of supply, it could have a material adverse impact on our business.

•
The Company’s net cash used in operating activities during the year ended December 31, 2017, was $12.0 million. The Company’s current forecast does not indicate positive cash flow in 2018, and our history of losses requires us to be cautious in our forecasting. We continue reviewing restructuring within our organization for additional cost savings.

•
The Company incurred a loss from continuing operations of $16.1 million for the year ended December 31, 2017; however, this includes $3.2 million of one-time transaction and transition expenses related to the Merger.

•
The Company had $10.0 million of outstanding borrowings under the 2016 Credit and Security Agreement with CNH, with unused borrowing capacity of $1.8 million, at December 31, 2017. As of March 30, 2018, the Company had $4.9 million of outstanding borrowings with unused borrowing capacity of $0.2 million. Any borrowings on the unused borrowing capacity are at the discretion of CNH. The Company is presently in default under the 2016 Credit and Security Agreement as a result of a cross-default provision triggered by our March 2018 payment default under the Term Loan with SWK, described below.

•
The Company owed $8.5 million at December 31, 2017 under the Term Loan with SWK, which was used to fund the Merger and working capital. In addition, the Company owed $1.9 million to Century (as defined in Note 9 to the consolidated financial statements) for the Subordinated Promissory Note issued in connection with the Merger.

•
The maturity date of the August 2017 Term Loan, which comprised $2.0 million of the $8.5 million balance owed under the Term Loan with SWK, has been extended to April 30, 2018. As required by the Third Amendment, which provided for the April 30, 2018 extension, and on February 1, 2018, we repaid $250,000 of the principal balance on the August 2017 Term Loan. The extension also required a second payment of $250,000 in March that was not repaid. As a result of missing this March payment, the Company is currently in default of that agreement.

•
The debt agreements with CNH and SWK described above contain certain financial covenants, including various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements, which the Company did not comply with as of December 31, 2017. On February 2, 2018, we entered into a Third Amendment to the A&R Credit Agreement which provided a waiver for the measurement period ended December 31, 2017, in the event the Company is able to pay $250,000 on March 15, 2018, and the remaining balance of the August 2017 Term Loan in full, prior to April 30, 2018.  The Company was not able to make its March 15, 2018, payment; therefore, the Company defaulted on its loan with SWK and, due to the cross-default clause with CNH, was also in default on its 2016 Credit and Security Agreement. Even though the Company is in default, the lenders have not yet elected to exercise their rights under the agreements to declare the obligations immediately due and payable. If the Company is unable to remediate the existing default, comply with financial covenants in the future and cannot modify the covenants, find new or additional lenders, or raise additional equity, CNH reserves the right to terminate access to the unused borrowing capacity under the 2016 Credit and Security Agreement. CNH and SWK have reserved their right to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, which would have a material adverse impact on the Company's business.  Additionally, the negative covenants set forth in the debt agreements with CNH and SWK prohibit the Company from incurring additional debt of any kind without prior approval from the lenders. In addition, CNH has reserved the right to terminate access to the unused borrowing capacity under the 2016 Credit and Security Agreement.  For additional information regarding the 2016 Credit and Security Agreement, the A&R Credit Agreement, and the related covenants, refer to Note 9 to the consolidated financial statements. If the Company is unable to negotiate forbearance agreements or waivers of the existing covenant and payment defaults with SWK and CNH, raise sufficient capital to repay the facilities, or replace the facilities with new debt facilities, the defaults could have a material adverse impact on the Company's business.

•
The Company has contractual obligations related to operating leases for our two major locations in Olathe, KS and East Greenwich, RI, capital leases obtained in the Merger and employment contracts which could adversely affect liquidity. Refer to Note 10 to the consolidated financial statements.

Management's plans

The Company expects to continue to monitor our liquidity carefully, work to reduce this uncertainty, and address our cash needs through a combination of one or more of the following actions:

•
As disclosed on our Form 8-K filed with the SEC on March 30, 2018, the Company appointed a Chief Restructuring Officer ("CRO"). The CRO’s principal duties in the immediate term are to establish a working capital plan, with the broader mandate to include developing and implementing plans to restructure the Company’s balance sheet, operating expense structure and overall strategies in an effort to resolve this going concern assessment. The plan, when finalized, may involve significant changes to the Company’s business model, including any or all of the following: divestitures of lines of business, reductions in staffing, changes to the type and pricing of the Company’s service offerings, and changes in the Company’s marketing and sales strategies and client mix. During the CRO’s tenure, our executive officers will report to the CRO.

•
Under the restructuring plan being developed by the CRO, the Company will consider all available options for strengthening our balance sheet through acquisitions and divestitures, capital-raising activities, and restructuring existing obligations.

•
The Company will continue to seek additional equity investments. During the year ended December 31, 2017, the Company was able to raise $3.4 million of additional equity through the issuance of common stock and warrants, net of issuance costs.

•
The Company will seek a source of debt or equity sufficient to repay the principal balance of the August 2017 Term Loan prior to its maturity date of April 30, 2018, or as an alternative, may seek an agreement with SWK to modify the repayment obligation. The Company continues to work with SWK through the restructuring process, and will share with SWK the restructuring plan described above, once finalized. The result of this restructuring plan may impact SWK’s decision regarding the repayment terms of this loan.

•	The Company will seek forbearance agreements or waivers of the existing covenant and payment defaults with SWK and CNH.

•
On August 31, 2017, the Company entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”) (the "LPC Equity Line"), pursuant to which the Company has the right to sell to LPC up to $10.0 million in shares of our common stock, $0.04 par value. Based on the market price of the Company’s stock at the time of this filing, the Company would be limited to selling LPC a dollar value of shares totaling approximately $8,250 per day. Subject to these limitations and satisfaction of the conditions set forth in the Registration Rights Agreement, we will have the right to require LPC to purchase shares to provide equity financing for our operations over a 36-month period.

•
As discussed in Note 10 to the consolidated financial statements, the Company reached settlement agreements for the remaining lease obligations owed under three operating leases for spaces the Company no longer utilizes. The terms of the three lease settlements reduced our obligation by approximately $0.7 million compared to the original stated lease terms.

•
The Company has been able to obtain more favorable payment terms with some of its vendors and will continue to pursue revised terms, based on the new consolidated company model after the Merger. Hooper Holmes and PHS had several of the same vendors and have been able to work with them collectively to come up with more favorable terms for us going forward which should improve liquidity.

•
The Company will continue to aggressively seek new and return business from our existing customers and expand our presence in the health and wellness marketplace. The Company will also evaluate the overall profitability of our existing customer contracts and attempt to address underperforming business through price increases, cost savings or termination of services.

•
The Company will continue to analyze and implement further cost reduction initiatives and efficiency improvements (see Note 10 to the consolidated financial statements). In March 2018, we reorganized several departments which resulted in headcount reductions and additional savings.

Management's assessment and conclusion

Considering the Company's recent history of liquidity challenges, the Company has evaluated its plans described above to determine the likelihood that they will be effectively implemented and, if so, the likelihood that they will alleviate or mitigate the conditions and events that raise substantial doubt about the Company's ability to continue as a going concern.  Successful implementation of these plans involves both the Company's efforts and factors that are outside its control, such as its ability to attract and retain new and existing customers and to negotiate suitable terms with vendors and financing sources.  As a result, the Company can give no assurance that its plans will be effectively implemented in such a way that they will sufficiently alleviate or mitigate the conditions and events noted above, which results in substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 — Merger

On May 11, 2017, the Company closed the Merger by and among Hooper Holmes, Piper Merger Corp., PHS, and Wellness Holdings, LLC. Hooper Holmes was determined to be the acquiring entity, both from a legal and accounting perspective. PHS was the only other surviving entity in the Merger, and as a result it became a wholly-owned subsidiary of Hooper Holmes. As Merger consideration, the Company issued 10,448,849 shares to the PHS equity holders (the “Former PHS Owners”). The Former PHS Owners now hold approximately 47% of approximately 26.8 million outstanding shares of our common stock as of December 31, 2017. During the year ended December 31, 2017, the Company incurred $2.5 million of transaction costs in connection with the Merger in the consolidated statement of operations.

The Company expects the Merger to increase its scale, improving gross margins due to combined revenues and combined operations which will produce operational synergies by reducing fixed costs, which is the basis for the Merger and comprises the resulting goodwill recorded. While the Company expects its financial condition to improve after the Merger, PHS has a history of operating losses as well, and the Company has incurred significant costs and additional debt for the transaction.

In order to provide additional working capital for the consolidated Company after the Merger, the Company entered into the A&R Credit Agreement with SWK which increased the principal balance under the existing Term Loan from $3.7 million to $6.5 million and provided the $2.0 million Seasonal Facility. The Company also entered into the Third Amendment with CNH to expand the Company's revolving credit facility from $7.0 million to $10.0 million with an accordion to $15.0 million during high-volume months. See Note 9 to the consolidated financial statements for further discussion of the debt and warrants issued in connection with the Merger.

The Company allocated the purchase price to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The allocation of the purchase price was based on management's estimates and assumptions at the time of acquisition. As of December 31, 2017, the Company has made adjustments to certain accrued expenses, subordinated debt discount, and tax balances during the measurement period, resulting in a $1.6 million increase in goodwill.

The allocation of purchase price is as follows:

(in thousands)	December 31, 2017
Cash	$1,936
Accounts receivable	3,128
Inventory and other assets	1,209
Fixed assets	1,041
Technology	4,200
Customer relationships	3,400
Trade name/trademark	200
Non-compete agreements	10
Goodwill	8,126
Accounts payable	(2,945)
Accrued expenses and other liabilities (including deferred income tax liability)	(6,789)
Line of credit	(4,684)
Capital leases	(334)
Deferred revenue	(200)
Subordinated promissory note	(1,917)
Subordinated promissory note, discount	411
Preliminary Purchase Price	$6,792

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

Intangible Asset	Fair Value Method	Estimated Useful Life
Portal (Technology)	Income Approach, Relief from Royalty	6 years
Customer relationships	Income Approach, Multi-Period Excess Earnings	8 years
Trade name/trademark	Income Approach, Relief from Royalty	9 months
Non-compete agreements	Income Approach Lost Profits Method	1 year

    Amortization is expected to be recorded on a straight-line basis over the estimated useful life of the asset. The Company recorded amortization expense of $0.9 million during the year ended December 31, 2017, related to the intangible assets acquired in the Merger, of which $0.5 million is recorded as a component of cost of operations and $0.4 million is recorded as a component of selling, general and administrative expenses. The goodwill of $8.1 million was recorded in one reporting unit as the Company does not report segments, and is expected to be deductible for tax purposes.

The consolidated statement of operations for the year ended December 31, 2017, includes revenue of $25.0 million attributable to PHS since the Merger date of May 11, 2017. Disclosure of the earnings contribution from the PHS business is not practicable, as the Company has already integrated operations in many areas.

The following table provides unaudited pro forma results of operations for the twelve months ended December 31, 2017 and 2016, as if the Merger had been completed on the first day of our 2016 fiscal year.

(in thousands)	2017	2016
Pro forma revenues	$63,849	$70,990
Pro forma loss from continuing operations	$(18,103)	$(24,129)

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had we been a combined company during the periods presented, nor are they indicative of the consolidated results of operations in future periods, as they do not reflect the operational synergies expected to be achieved by reducing fixed costs by combining operations. Additionally, during the year ended December 31, 2016, PHS had pass-through gift card revenues of $3.8 million that was a non-recurring transaction. The pro forma results for the twelve months ended December 31, 2017 and 2016, include immaterial pre-tax adjustments for net amortization of intangible assets and the elimination of transaction costs of $3.3 million.

Note 4 — Share-Based Compensation

Employee Share-Based Compensation Plans - On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the "2008 Plan") providing for the grant of stock options, stock appreciation rights, non-vested stock, and performance shares. The 2008 Plan provides for the issuance of an aggregate of 333,333 shares. There were no options for the purchase of shares granted under the 2008 Plan for the year ended December 31, 2017. During the year ended December 31, 2016, the Company granted 187,832 options for the purchase of shares under the 2008 Plan. As of December 31, 2017, 114,141 shares remain available for grant under the 2008 Plan.

On May 24, 2011, the Company's shareholders approved the 2011 Omnibus Employee Incentive Plan (as subsequently amended and restated (the "2011 Plan"), providing for the grant of stock options and non-vested stock awards. The 2011 Plan provides for the issuance of an aggregate of 3,650,000 shares, increased from 633,333 shares during 2017. During the years ended December 31, 2017 and 2016, the Company granted a total of 435,800 and 166,665 stock awards, respectively, to non-employee members of the Board of Directors that immediately vested. During the years ended December 31, 2017 and 2016, options for the purchase of 2,550,000 and 7,500 shares, respectively, were granted under the 2011 Plan. As of December 31, 2017, 567,893 shares remain available for grant under the 2011 Plan.

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

The fair value of each stock option granted during the year was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2017	2016
Expected life (years)	4.0	4.8
Expected volatility	91%	83%
Risk-free interest rate	1.7%	1.4%
Weighted average fair value of options granted during the year	$0.40	$1.21

The expected life of options granted is derived from our historical experience and represents the period of time that options granted are expected to be outstanding.  Expected volatility is based on our historical volatility.  The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table summarizes stock option activity for the year ended December 31, 2017:

			Weighted
		Weighted Average	Average Remaining	Aggregate Intrinsic
	Number of Shares	Exercise Price Per Share	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2015	286,568	$6.46
Granted	195,332	$1.86
Forfeited and Expired	(77,914)	$4.46
Outstanding at December 31, 2016	403,986	$4.62	8.1	$0
Granted	2,550,000	$0.65
Forfeited and Expired	(376,126)	$1.35
Outstanding at December 31, 2017	2,577,860	$1.17	8.7	$0
Exercisable at December 31, 2017	217,066	$6.04	6.4	$0

There were no options exercised for the years ended December 31, 2017 and 2016, under either the 2008 or 2011 plans.

Options for the purchase of 56,682 and 86,736 shares of common stock, respectively, vested during the years ended December 31, 2017 and 2016, and the aggregate fair value at grant date of these options was $0.1 million and $0.3 million, respectively. As of December 31, 2017, there was approximately $0.4 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted average period of 3.2 years.

The Company recorded $0.8 million and $0.6 million, of share-based compensation expense in selling, general and administrative expenses for each of the years ended December 31, 2017 and 2016, respectively, related to stock options, non-vested stock, and restricted stock awards.

Note 5 — Restructuring Charges

At December 31, 2017 and 2016, there was a liability of $0.3 million and $0.4 million, respectively, related to our obligation under our lease related to the discontinued Hooper Holmes Services operations center, which is recorded in other current and long-term liabilities in the accompanying consolidated balances sheet.  Payments of $0.8 million and $0.5 million were recorded for the year ended December 31, 2017 and 2016, respectively.  Additionally, adjustments of $0.7 million and $0.2 million were recorded as a component of discontinued operations for the years ended December 31, 2017 and 2016, respectively.

Note 6 — Property, Plant and Equipment, net

Property, plant and equipment, at cost, net, consists of the following:

			Estimated
	December 31,		Useful Life
(in thousands)	2017	2016	In Years
Leasehold improvements	$1,221	$1,125	Shorter of useful life or lease term
Furniture, fixtures, and equipment	5,110	4,090	2 – 10
Software	3,511	3,245	1 – 7
	9,842	8,460
Less: accumulated depreciation and amortization	8,090	6,700
Total	$1,752	$1,760

In accordance with guidance in ASC 360, the Company assessed its property, plant and equipment and did not record any impairment charge for the year ended December 31, 2017, and recorded an impairment charge of $0.1 million for the year ended December 31, 2016.

At December 31, 2017, the Company had $0.5 million included in Furniture, fixtures, and equipment and $0.2 million in accumulated depreciation and amortization for assets under capital lease.

At December 31, 2017 and 2016, the Company recorded depreciation expense of $1.4 million and $1.3 million, respectively.

Note 7 — Goodwill and Other Intangible Assets

The Company recorded goodwill of $8.8 million and $0.6 million as of December 31, 2017 and 2016, respectively.

Intangible assets subject to amortization are amortized on a straight-line basis, with the estimated useful life for the wellness portal and customer relationships as 4 - 6 years and 8 years, respectively. Intangible assets are summarized in the table below:

	December 31, 2017			December 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Portal	$8,351	$3,256	$5,095	$4,151	$1,770	$2,381
Customer relationships	5,497	981	4,516	2,097	447	1,650
Trade name/trademark	200	171	29	—	—	—
Non-compete agreements	10	6	4	—	—	—
Total	$14,058	$4,414	$9,644	$6,248	$2,217	$4,031

Amortization expense for the years ended December 31, 2017 and 2016 was $2.2 million and $1.3 million, respectively.

Estimated aggregate amortization expense for each of the next five years is as follows:

Year ending December 31,	(in thousands)
2018	$2,458
2019	1,693
2020	1,387
2021	1,387
2022	1,387

Impairment Considerations

The Company has both current period operating and cash flow losses along with a history of operating and cash flow losses as described in Note 2 - Liquidity and Going Concern Assessment. The process of an impairment test is to identify any potential impairment by comparing the carrying value of a reporting unit including goodwill and its fair value. The Company utilized an undiscounted cash flow methodology based on the projections for the asset group from 2018 through 2025 to test for recoverability. These projections included significant synergy cost savings resulting from the Merger as described in Note 3 - Merger. The carrying amount of an asset group is considered recoverable if the total undiscounted future cash flows from the asset group are greater than the carrying amount of the asset group. We evaluated only the future cash flows that are directly associated with and expected to arise as a direct result of the use of the asset group and its eventual disposition. These cash flow estimates excluded cash outflows for interest and were determined on a pre-tax basis. Based on our initial analysis it was determined that the undiscounted cash flows from the use and disposition of the asset group were greater than the carrying amount and therefore the asset group’s carrying amount is considered recoverable and therefore it not impaired.

Due to the conditions faced by the Company described in Note 2 - Liquidity and Going Concern Assessment, we performed an alternate scenario where the Company is assumed to be unable to remain a going concern. Under this scenario, the undiscounted cash flows from the asset group were less than the carrying amount and the asset group would be considered impaired. As a result, the fair value of the asset group was determined as a next step of the impairment test and compared against its carrying amount to determine if an impairment loss exists. The fair value of the asset group was determined based on the guidance of ASC 820 - Fair Value Measurement. Under ASC 820, the fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. The determination of the fair value based on market participant assumptions resulted in a fair value estimate that exceeded the carrying amount of the asset group resulting in no impairment.

During the fourth fiscal quarter of 2017, prior to our annual testing of goodwill , the Company adopted ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment", which requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. As previously disclosed, the Company has a single reporting unit, inclusive of $8.8 million of goodwill. The Company used the equity premise in assigning assets and liabilities to a reporting unit to determine its carrying value, which resulted in a stockholders’ deficit balance of $6.9 million as of December 31, 2017. The fair value of the Company is based on its market capitalization using outstanding shares and the closing stock price as of December 31, 2017, which resulted in positive fair value of over $11 million. Therefore, the fair value of the reporting unit is greater than the carrying amount, and goodwill is not considered to be impaired at December 31, 2017. Additionally, there were no impairment charges recorded for goodwill during the year ended December 31, 2016.

Note 8 — Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	December 31,
(in thousands)	2017	2016
Vendor-related accruals	$6,838	$540
Accrued wages	1,757	762
Accrued interest	592	402
Accrued income and other taxes	68	43
Total	$9,255	$1,747

Other current liabilities consisted of the following:

	December 31,
(in thousands)	2017	2016
Deferred revenue	$2,213	$211
Reserve for unclaimed property	1,208	1,107
Legal accrual	919	450
Restructure reserves	585	337
Lease settlements reserve	346	278
Other	258	238
Total	$5,529	$2,621

Note 9 — Debt

Our outstanding debt consisted of the following:

	December 31,
(in thousands)	2017	2016
2016 Credit and Security Agreement	$10,015	$3,603
Term Loan	8,500	3,676
Discount on Term Loan	(631)	(1,122)
Unamortized debt issuance costs related to Term Loan	(220)	(336)
Subordinated Promissory Note, net	1,543	—
Capital Leases	107	—
Total debt	19,314	5,821
Short-term portion	(19,314)	(5,821)
Total long-term debt, net	$—	$—

The following table summarizes the components of interest expense for the years ended December 31, 2017 and 2016:

	December 31,
(in thousands)	2017	2016
Interest expense on Term Loan (a)	$883	$658
Interest expense on 2013 Loan and Security Agreement	—	48
Interest expense on 2016 Credit and Security Agreement	601	311
Interest expense on Seasonal Facility	138	—
Interest expense on Subordinated Promissory Note	101	—
Interest expense on Capital Leases	8	—
Interest expense, other	6	—
Accretion of termination fees (over term of Term Loan at rate of 8%)	441	187
Amortization of debt issuance costs	351	362
Write-off of debt issuance costs related to 2013 Loan and Security Agreement	—	282
Amortization of debt discount associated with SWK Warrants #1 and #2 (defined below)	691	1,663
Amortization of Subordinated Debt discount	38	—
Mark to market of SWK Warrant #2 (defined below)	(63)	59
Total	$3,195	$3,570
(a) As of December 31, 2017 and 2016, the effective interest rate was 28% and 15%, respectively.

Credit Facilities

As of December 31, 2017, the Company had two primary credit facilities the 2016 Credit and Security Agreement with CNH and the A&R Credit Agreement with SWK. The 2016 Credit and Security Agreement provides us with a revolving credit facility, the proceeds of which are to be used for general working capital purposes and capital expenditures. The A&R Credit Agreement with SWK provides us with additional working capital with a $6.5 million term loan and two overdraft lines of $2.0 million each, one being the Seasonal Facility which is available to us throughout the year subject to certain conditions, and the second one, the 2017 August Term Loan, which was put in place in August 2017.

2016 Credit and Security Agreement

On April 29, 2016, the Company entered into the 2016 Credit and Security Agreement with CNH, as amended. The 2016 Credit and Security Agreement provides us with a revolving credit facility, the proceeds of which are to be used for general working capital purposes and capital expenditures. The 2016 Credit and Security Agreement replaced the 2013 Loan and Security Agreement, eliminating the requirement of us to issue SWK Warrant #2 (as defined below) for the purchase of common stock valued at $1.25 million to SWK, the holder of our Credit Agreement.

In connection with the Merger, the Company entered into the Third Amendment, which expanded our revolving credit facility from $7.0 million to $10.0 million with an accordion to $15.0 million during high-volume months, at the discretion of CNH. The Company evaluated the application of ASC 470-50 and ASC 470-60 for the Third Amendment and concluded that the transaction should be accounted for as a debt modification. CNH makes cash advances to us in an aggregate principal amount outstanding at any one time not to exceed the maximum borrowing capacity, subject to certain loan balance limits based on the value of our eligible collateral (the “Revolving Loan Commitment Amount”). The 2016 Credit and Security Agreement has a term of three years, expiring on April 29, 2019.

As of December 31, 2017, the Company had $10.0 million of outstanding borrowings under the 2016 Credit and Security Agreement, with unused borrowing capacity of $1.8 million. As of March 30, 2018, the Company had $4.9 million of outstanding borrowings with unused borrowing capacity of $0.2 million. Any borrowings on the unused borrowing capacity are at the discretion of CNH. Immediately following the Merger, the Company paid off PHS's outstanding line of credit balance, noted in the preliminary purchase price allocation in Note 3 to the consolidated financial statements, of $4.7 million.

Borrowings under the 2016 Credit and Security Agreement bear interest at a fluctuating rate that when annualized is equal to the Prime Rate plus 4.5%, subject to increase in the event of a default. the Company paid CNH a $0.1 million facility fee, and monthly, CNH will receive an unused line fee equal to one-half of one percent (0.5%) per annum of the difference derived by subtracting (i) the greater of (x) the average daily outstanding balance under the Revolving Facility during the preceding month and (y) the Minimum Balance, from (ii) the Revolving Loan Commitment Amount and also a collateral management fee equal to one-half of one percent (0.5%) per annum of the Revolving Loan Commitment Amount. As of December 31, 2017, the remaining balance in debt issuance costs recorded in Other Assets on the consolidated balance sheet was $0.2 million.

Borrowings under the 2016 Credit and Security Agreement are secured by a security interest in all of our existing and after-acquired property, including, but not limited to, its receivables (which are subject to a lockbox account arrangement), inventory, and equipment.

The Third Amendment revised the previous covenants, and contains customary representations and warranties and various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements. Noncompliance with these covenants constitutes an event of default. The covenants are summarized in the tables below and are on a pro forma basis as if the Merger with PHS happened as of April 1, 2017:

(in thousands)	Minimum Aggregate Revenue (LTM) as of the end of:
Months Ending	Nine	Twelve	Twelve	Twelve	Twelve	Twelve
Period Ended	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	each fiscal quarter thereafter
	$53,000	$69,000	$70,000	$71,000	$74,000	$75,000

Minimum Adjusted EBITDA as of the end of:
Months Ending	Twelve	Twelve	Twelve	Twelve	Twelve	Twelve
Period Ended	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	each fiscal quarter thereafter
	$3,000	$5,000	$5,200	$6,000	$8,000	$9,000

Minimum Consolidated Unencumbered Liquid Assets as of:
The end of each fiscal quarter
$1,000

The Company was not in compliance with the covenants as of December 31, 2017, and was in default, which enables its lenders to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral. Due to the covenant violations, the debt has been classified as short term on the consolidated balance sheet as of December 31, 2017.

A&R Credit Agreement

In order to fund the acquisition of Accountable Health Solutions in 2015, the Company entered into the Credit Agreement with SWK on April 17, 2015, as amended. The Credit Agreement provided us with a $5.0 million Term Loan. In order to provide additional working capital for the consolidated Company after the Merger, the Company entered into the A&R Credit Agreement with SWK which increased the Term Loan balance from $3.7 million to $6.5 million on May 11, 2017. The A&R Credit Agreement provides the Company a principal repayment holiday until February 2019.  Interest, fees, costs, and expenses are payable quarterly beginning in the third quarter of 2017.  All mandatory payments of principal, interest, fees, costs, and expenses are determined by the revenue-based formula that has been in effect since the original Credit Agreement.  Once Principal payments begin, combined Principal and Interest payments, are capped at $0.5 million per quarter. The Company will be required to make the quarterly revenue-based payments in an amount equal to fifteen percent (15.0)% of yearly aggregate revenue up to and including $20 million plus ten percent (10)% of yearly aggregate revenue greater than $20 million less any revenue-based payments made in prior quarters in the same fiscal year. The Company evaluated the application of ASC 470-50 and ASC 470-60 for the A&R Credit Agreement and concluded that the revised terms did constitute a troubled debt restructuring ("TDR"), and thus has expensed all direct costs in the period in which they were incurred, discussed further below.

The outstanding principal balance under the A&R Credit Agreement bears interest at an adjustable rate per annum equal to the LIBOR Rate (subject to a minimum amount of one percent (1.0%)) plus twelve-and-a-half percent (12.5%) and is due and payable quarterly, in arrears, commencing in the third quarter of 2017. Upon the earlier of (a) the maturity date on May 11, 2021, or (b) full repayment of the Term Loan, whether by acceleration or otherwise, the Company is required to pay an exit fee equal to seven percent (7%) of the aggregate principal amount of all term loans advanced under the A&R Credit Agreement. The Company is recognizing the exit fee over the term of the Term Loan through an accretion accrual to interest expense using the effective interest method. In connection with the A&R Credit Agreement, the Company paid a $97,500 origination fee to SWK and $150,000 of legal fees, which per the TDR guidance noted above were recorded as transaction costs in the year ended December 31, 2017. The Company was also required to pay the $0.4 million exit fee from the original Credit Agreement to SWK at the time of the Merger, which the Company had been accreting to interest expense, recording the remaining balance of $75,000 in interest expense in the year ended December 31, 2017.

In addition, SWK is providing a $2.0 million seasonal revolving credit facility (the "Seasonal Facility"), which was guaranteed by the parent company of one of the Former PHS Owners, Century Focused Fund III, LP (“Century”) during the term of the Seasonal Facility in 2017. In exchange for Century’s guaranty of the Seasonal Facility pursuant to a Limited Guaranty Agreement dated May 11, 2017, among Century, SWK and the Company (the “Century Guaranty”), the Company issued to WH-HH Blocker, Inc., a subsidiary of Century (“WH-HH Blocker”), a Common Stock Purchase Warrant to purchase 326,052 shares of Common

Stock, with a strike price of $0.6134 per share (the “10% Warrant”). If the guaranty is called, the Company would issue to WH-HH Blocker an additional Common Stock Purchase Warrant to purchase 2,934,468 shares of Common Stock, with a strike price of $0.6134 per share (the “90% Contingent Warrant”) (together with the 10% Warrant, the "Century Warrants"). The Century Warrants will be exercisable for 7 years and will each have a strike price equal to the average trading price used to determine the number of shares subject to such warrant. The 10% Warrant will not be exercisable during the first year after closing of the Merger. The 10% Warrant was issued by the Company in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, and Rule 506 thereunder. Pursuant to a Credit Agreement Side Letter between the Company and Century executed on May 11, 2017 (the “Side Letter”), the Company is also obligated, if it fails to pay the amount outstanding under the Seasonal Facility by November 30 each year to SWK, regardless if the Century Guaranty is called by SWK, to pay interest to Century at an annual rate of 25% on the outstanding balance from November 30 until the outstanding balance under the Seasonal Facility is paid in full to SWK. The Company repaid the full balance due on the Seasonal Facility on the maturity date of November 30, 2017, after which Century exercised its right to decline to provide the Century Guaranty if the Company were to draw on the Seasonal Facility in 2018. In order for the Company to draw on the Seasonal Facility in 2018, it will need to obtain a new guaranty either from Century or a new party. As noted above, as the modification of the Term Loan was treated as a TDR, the Century Warrants issued as part of the TDR were treated similarly to the cash transaction costs discussed above and thus the fair value of the Century Warrants was recorded as transaction costs in the year ended December 31, 2017. The Century Warrants are being accounted for as derivatives and thus will be re-measured at fair value at each reporting date with the change in fair value reflected in earnings. The Company valued the Century Warrants using the Black-Scholes pricing model, which utilizes Level 3 Inputs. The Company utilized volatility of 80.6%, a risk-free rate of 2.22%, dividend rate of zero, and term of 7 years, which is consistent with the exercise period of the Century Warrants.

To fulfill a condition of the A&R Credit Agreement, the Company issued 4,375,000 shares of its common stock to various investors in a private offering for an aggregate purchase price of $3.4 million, net of issuance costs, between February 1, 2017 and May 24, 2017 (the "2017 Private Offering"). These shares were sold at a purchase price of $0.80 per share plus one-half warrant per share with a strike price of $1.35 per share. Warrants to purchase up to an additional 2,187,500 shares of common stock were issued (the "2017 Private Offering Warrants"). The 2017 Private Offering Warrants are exercisable for a period of four years from the date of issuance but are not exercisable during the first six months after closing of the 2017 Private Offering.

In connection with the execution of the Credit Agreement in 2015, the Company issued SWK a warrant (the "SWK Warrant #1") to purchase 543,479 shares of our common stock. As part of the conditions in the Third Amendment to Credit Agreement and Limited Waiver and Forbearance (the “Third SWK Amendment”) dated August 15, 2016, the Company modified the exercise price of the SWK Warrant #1 to $1.30 per share, recording the change in fair value of the SWK Warrant #1 of $0.3 million in accumulated paid-in capital in the consolidated balance sheet. The warrant was considered equity classified, and as such, the Company allocated the proceeds from the Term Loan to the warrant using the relative fair value method. Further, pursuant to the Credit Agreement, if the 2013 Loan and Security Agreement was not repaid in full and terminated, and all liens securing the 2013 Loan and Security Agreement were not released, on or prior to April 30, 2016, as amended in the First Amendment to the Credit Agreement dated February 25, 2016, the Company agreed to issue an additional warrant (“SWK Warrant #2”) to SWK to purchase common stock valued at $1.25 million, with an exercise price of the closing price on April 30, 2016. In accordance with the relevant accounting guidance, SWK Warrant #2 was determined to be an embedded derivative. The fair value of both of the SWK warrants at the inception of the Credit Agreement of approximately $3.6 million was recorded as a debt discount, and has been amortized through interest expense over the term of the Credit Agreement using the effective interest method. In accordance with the relevant accounting guidance for a TDR, the debt discount is now being amortized through expense over the revised term of the A&R Credit Agreement. The Company valued both warrants using the Black-Scholes pricing model, which utilizes Level 3 Inputs. For SWK Warrant #1, the Company utilized volatility of 85.0%, a risk-free rate of 1.4%, dividend rate of zero, and term of 7 years, which is consistent with the exercise period of the Warrant. For the SWK Warrant #2, the Company utilized volatility of 80.0%, a risk-free rate of 2.1%, dividend rate of zero, and a term of 7 years, which is consistent with the exercise period of the warrant. The requirement to issue the SWK Warrant #2 was eliminated when the Company entered into the 2016 Credit and Security Agreement with CNH, which is discussed further above.

In connection with the execution of the A&R Credit Agreement at the time of the Merger, the Company issued to SWK a Second Amended and Restated Closing Date Warrant (the “A&R Warrant”) to purchase 1.3 million shares of our common stock replacing the SWK Warrant #1 to purchase 543,479 shares of our common stock. The A&R Warrant is exercisable on a cashless basis. The exercise price of the warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like. The warrant grants the holder certain piggyback registration rights. The A&R Warrant will be exercisable for 7 years, and upon exercise, the total number of shares of our common stock to be issued to SWK will be approximately 1.3 million at a strike price of $0.84 per share. The A&R Warrant is being issued by us in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 thereunder. As noted above, as the modification of the Term Loan was treated as a TDR, the A&R Warrant issued as part of the TDR was treated similarly to the cash transaction costs discussed above and thus the change in the fair value of SWK Warrant #1 and the A&R Warrant was recorded as a transaction cost in the twelve-month period ended December 31, 2017. The Company valued the A&R Warrant using the Black-Scholes pricing model, which utilizes Level 3 Inputs. The Company utilized volatility of 80.6%, a risk-free rate of 2.22%, dividend rate of zero, and a term of 7 years, which is consistent with the exercise period of the A&R Warrant.

On August 8, 2017, the Company entered into the First Amendment that provides for an additional $2.0 million term loan (the “August 2017 Term Loan”). The Company was originally required to repay the August 2017 Term Loan by February 1, 2018, but that date was extended to April 30, 2018, under the Third Amendment. In consideration for the First Amendment, the Company issued a new warrant (the “August Warrant” (together with SWK Warrant #1, SWK Warrant #2, and the A&R Warrant, the "SWK Warrants") for SWK to purchase up to 450,000 shares of our common stock for a strike price of $0.80 per share, paid a fee of $0.03 million, and will pay an exit fee of $0.28 million on the August 2017 Term Loan when it is repaid. The warrant was considered equity classified, and as such, the Company allocated the proceeds from the August 2017 Term Loan to the warrant using the relative fair value method. The fair value of the August Warrant at the inception of the First Amendment of approximately $0.2 million was recorded as a debt discount, and will be amortized through interest expense over the term of the A&R Credit Agreement using the effective interest method. The Company valued the August Warrant using the Black-Scholes pricing model, which utilizes Level 3 Inputs. The Company utilized volatility of 79.3%, a risk-free rate of 2.1%, a dividend rate of zero, and a term of 7 years, which is consistent with the exercise period of the August Warrant. The warrant was being issued by us in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 thereunder.

The A&R Credit Agreement revised the previous covenants, and contains customary representations and warranties and various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements. Noncompliance with these covenants constitutes an event of default. The covenants are summarized in the tables below and are on a pro forma basis as if the Merger with PHS happened as of April 1, 2017:

(in thousands)	Minimum Aggregate Revenue (LTM) as of the end of:
Months Ending	Nine	Twelve	Twelve	Twelve	Twelve	Twelve
Period Ended	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	each fiscal quarter thereafter
	$53,000	$69,000	$70,000	$71,000	$74,000	$75,000

Minimum Adjusted EBITDA as of the end of:
Months Ending	Twelve	Twelve	Twelve	Twelve	Twelve	Twelve
Period Ended	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	each fiscal quarter thereafter
	$3,000	$5,000	$5,200	$6,000	$8,000	$9,000

Minimum Consolidated Unencumbered Liquid Assets as of:
The end of each fiscal quarter
$1,000

The Company was not in compliance with the covenants under the A&R Credit Agreement as of December 31, 2017, and on March 15, 2018, the Company did not make its $0.25 million payment; therefore, is in default. This enables the lenders to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral. Due to the covenant violations, the debt has been classified as short term on the consolidated balance sheet as of December 31, 2017.

Borrowings under the A&R Credit Agreement are secured by a security interest in all existing and after our acquired property, including PHS, including, but not limited to, its receivables (which are subject to a lockbox account arrangement), inventory and equipment.

The A&R Credit Agreement contains a cross-default provision that can be triggered if the Company has more than $0.25 million in debt outstanding under the 2016 Credit and Security Agreement and the Company fails to make payments to CNH when due or if CNH is entitled to accelerate the maturity of debt in response to a default situation under the 2016 Credit and Security Agreement, which may include violation of any financial covenants.

Subordinated Promissory Note

Century invested $2.5 million in PHS prior to the Merger in the form of subordinated, convertible debt bearing interest at 8.25%. Immediately prior to closing of the Merger, approximately $0.4 million of the balance of the note converted to equity in PHS. Subject to a net debt calculation in the Merger Agreement, which included a post-closing true-up, the remaining approximately $1.9 million remained outstanding as subordinated debt (not convertible anymore) of PHS to Century pursuant to the Subordinated Promissory Note dated May 11, 2017 (the “Subordinated Promissory Note”). See Note 3 to the consolidated financial statements, the Subordinated Promissory Note was part of the PHS purchase price allocation and is recorded in short-term liabilities on the consolidated balance sheet as of December 31, 2017.

The unpaid principal balance of the Subordinated Promissory Note is due on May 11, 2022, or if earlier, the date on which the Term Loan to SWK and the 2016 Credit and Security Agreement with CNH is discharged, repaid, refinanced or otherwise satisfied (the "Maturity Date"). The Subordinated Promissory Note bears interest at annual rate of 8.25%. Interest shall accrue daily and be paid in full on the Maturity Date; provided that a minimum amount of interest equal to the “Tax Distribution” shall be paid on or before March 31 of each year. “Tax Distribution” means 40% of the accrued interest for the most recently completed calendar year. The Subordinated Promissory Note is subordinated to the Term Loan with SWK and the 2016 Credit and Security Agreement with CNH, pursuant to the terms outlined in the Subordinated Promissory Note. This debt is subject to acceleration in the event of default. This acceleration can be the result of the Company’s default with the CNH and SWK debt agreements if CNH or SWK were to accelerate the Company's obligations. Given the going concern described in Note 2 and the covenant violations on the CNH and SWK debt agreements described above, this debt has been classified as short term on the consolidated balance sheet as of December 31, 2017.

Capital Leases

As a result of the Merger with PHS, the Company acquired two leases accounted for as capital leases, which related to a phone system, which expired in October 2017, and a data center, which expires in June 2018. The underlying assets and accumulated depreciation are recorded in property, plant and equipment, with the corresponding liability of $0.1 million recorded in short-term debt in the consolidated balance sheet as of December 31, 2017.

Note 10 — Commitments and Contingencies

Lease obligations

The Company currently has two major locations, our corporate office located in Olathe, KS, and our East Greenwich, RI, office. Both locations are under operating leases which expire in 2018 and 2019, respectively.

Through the acquisition of AHS in 2015, the Company acquired two leased properties in Des Moines, IA and Indianapolis, IN under operating leases which would have expired in 2018. The Company determined that neither lease was necessary for its operations, thus, in April 2017, settlement agreements for the remaining lease obligations were reached with both landlords. Additionally, the Company was obligated under a lease related to the discontinued Hooper Holmes Services operations center through 2018 and had ceased use of this facility, and on March 9, 2017, the parties to the lease reached a settlement agreement for the remaining lease obligation. A $0.1 million gain from discontinued operations was recorded during the year ended December 31, 2017, based on this settlement agreement. The lease settlement liabilities for the three settled lease agreements of $0.3 million are accrued in other current liabilities in the accompanying consolidated balance sheet as of December 31, 2017.

The Company also leases vehicles, copiers, and other miscellaneous office equipment. Many of our leases expire at various times through 2019; however, some extend beyond 2022.

The table below presents future minimum lease payments for operating leases (with initial or remaining terms in excess of one year) as of December 31, 2017, and includes leases from both continuing and discontinued operations, as described above. This table does not reflect any changes related to the lease negotiations noted above.

Year ending December 31,	(in thousands)
2018	$1,188
2019	185
2020	26
2021	9
2022	9
Thereafter	9
Total minimum lease payments	$1,426

Rental expense under operating leases of continuing operations totaled $1.4 million and $1.2 million in 2017 and 2016, respectively.

Employment obligations

The Company has employment agreements with certain executive employees that provide for payment of base salary for a defined period in the event their employment with us is terminated in certain circumstances, including following a change in control, as further defined in the agreements.

The Company incurred certain severance and other costs related to its ongoing initiatives to increase the flexibility of its cost structure that were recorded in selling, general, and administrative expenses, and at December 31, 2017 and 2016, the Company recorded a $0.6 million and $0.3 million liability, respectively, related to these initiatives in other current liabilities in the accompanying consolidated balance sheet.

Loss contingencies

The Company accrued $1.3 million related to a vendor arrangement acquired in the Merger. The arrangement had a minimum purchase commitment for which it was probable that the Company would not achieve. This amount has been recorded in Accruals as part of the purchase price allocation disclosed in Note 3.

Legal contingencies and obligations

The Company is, in the normal course of business, a party to various claims and other legal proceedings. In the opinion of management, the Company has legal defenses and/or insurance coverage (subject to deductibles) with respect to all of its pending legal actions. If management believes that a material loss not covered by insurance arising from these actions is probable and can reasonably be estimated, the Company may record the amount of the estimated loss or, if a loss cannot be estimated but the minimum liability may be estimated using a range and no point is more probable than another, the Company may record the minimum estimated liability. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Management believes that the ultimate outcome of all pending legal actions, individually and in the aggregate, will not have a material adverse effect on our financial position that is inconsistent with its loss reserves or on its overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes can occur that exceed any amounts reserved for such losses. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

On August 5, 2016, the Company agreed to a settlement of $0.5 million related to a lawsuit involving the former Portamedic service line for which the Company retained liability. Accordingly, as of December 31, 2016, the Company has recorded a liability of $0.5 million related to this matter, which was paid in 2017.  The litigation accrual for all periods was included in the other current liabilities line item on the accompanying consolidated balance sheet.  The additional expense of $0.2 million recorded during the year ended December 31, 2016, was included in the discontinued operations line item on the consolidated statements of operations. The claim was not covered by insurance, and the Company incurred legal costs to defend the litigation which were also recorded in discontinued operations.

Prior to our merger with PHS, PHS settled a lawsuit filed in California state court in which a former employee claimed that PHS failed to follow specific requirements under California wage and hour laws and regulations. Under the settlement agreement, PHS agreed to pay the plaintiff approximately $0.8 million, a portion of which was covered by PHS's insurance, with final payment due by November 2018. The uninsured balance of $0.7 million has been accrued in other current liabilities in the consolidated balance sheet as of December 31, 2017.

On September 30, 2016, a former employee filed a class action complaint against us in state court in California, alleging employment-related claims. The parties have agreed in principle to settle the case for $0.3 million, subject to negotiation of a definitive settlement agreement, which has been accrued in other current liabilities in the consolidated balance sheet as of December 31, 2017.

Note 11 — Income Taxes

The components of the income tax expense are as follows:

	December 31,
(in thousands)	2017	2016
Current:
Federal	$—	$—
State and local	20	16
	20	16
Deferred:
Federal	(566)	8
State and local	(99)	1
	(665)	9
Total income tax (benefit) expense	$(645)	$25

Tax reform legislation commonly known as the Tax Cuts and Jobs Act (“Tax Act”) was signed into law on December 22, 2017, requiring the re-measurement of deferred income tax assets and liabilities. Modifications to existing tax law included a shift to a flat federal corporate income tax rate of 21%, limitations to the deductibility of interest on debt, limitations to the deductibility of certain executive compensation, and expanded allowance of bonus depreciation on qualifying property (effective after September 30, 2017). The Tax Act allows net operating losses to be carried forward indefinitely for years beginning after December 2017, and generally limited annually to 80% of taxpayer’s income. Net operating loss carrybacks will generally no longer be available.

The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740 - Income Taxes ("ASC 740"). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for the income tax effects of the Tax Act is incomplete, but it can determine a reasonable estimate, it must record a provisional estimate in the financial statements. The Company does not anticipate further adjustments to the deferred income tax assets and liabilities as a result of the Tax Act.

The following reconciles the “statutory” federal income tax rate to the effective income tax rate:

	December 31,
	2017	2016
"Expected" provision at federal statutory rate	35%	35%
Reduction in income tax benefit and increase in income tax expense resulting from:
Change in federal valuation allowance	29%	35%
Other	2%	—%
Effective income tax rate	(4)%	—%

The tax effects of temporary differences that give rise to the deferred income tax assets and liabilities are as follows:

	December 31,
(in thousands)	2017	2016
Deferred income tax assets:
Receivable allowance	$68	$17
Accumulated depreciation	226	371
Restructuring accrual	242	454
Intangible assets	—	813
Compensation expense	664	634
Federal net operating loss carryforward	3,674	61,688
State net operating loss carryforward	1,124	5,736
Accrued expenses	773	160
Deferred rent	22	57
Deferred revenue	503	83
Interest	230	180
Other	32	10
Gross deferred income tax assets	$7,558	$70,203
Valuation allowance	(6,520)	(70,203)
Net deferred income tax assets	$1,038	$—
Deferred income tax liabilities:
Intangible Assets	$(1,038)	$—
Goodwill	(18)	(16)
Gross deferred income tax liabilities	$(1,056)	$(16)
Net deferred income tax liabilities	$(18)	$(16)

There was no current federal tax expense recorded in the years ended December 31, 2017 and 2016. The current state tax expense recorded for the years ended December 31, 2017 and 2016 reflects a state tax liability to one state. Deferred income tax expense (benefit) is recorded as of December 31, 2017 and 2016.

The tax years 2014 through 2017 may be subject to federal examination and assessment. Tax years from 2009 through 2013 remain open solely for purposes of federal and certain state examination of net operating loss and credit carryforwards. State income tax returns may be subject to examination for tax years 2013 through 2017, depending on state tax statute of limitations.

As of December 31, 2017, the Company had U.S. federal and state net operating loss carryforwards of approximately $19.9 million and $19.3 million, respectively after applying the limitations under IRC Section 382.

The Company has significant deferred income tax assets attributable to tax deductible intangibles and federal and state net operating loss carryforwards, which may reduce taxable income in future periods.  Based on the cumulative tax and operating losses, the lack of taxes in the carryback period, and the uncertainty surrounding the extent or timing of future taxable income, the Company believes it is not more likely than not that it will realize the tax benefits of its deferred income tax assets.  Accordingly, the Company continues to record a full valuation allowance on its net deferred income tax assets as of December 31, 2017 and 2016, with the exception of deferred income tax on the liabilities of certain indefinite-lived intangibles. As a result of the Tax Act, the Company’s net deferred income tax assets and valuation allowance were re-measured. The deferred income tax asset and valuation allowance were reduced as a result of the decrease in the enacted tax rate and net operating loss limitations calculated under IRC Section 382.

A schedule of the change in valuation allowance is as follows:

(in thousands)	Valuation Allowance
Balance, December 31, 2016	$(70,203)
Reductions - Section 382	66,226
Increases - current year	(5,822)
Reductions - tax rate change	3,279
Balance, December 31, 2017	$(6,520)

Since the Company had changes in ownership during 2015, continuing into 2016 and 2017, the Company has determined that additional limitations under IRC Section 382 of the Internal Revenue Code of 1986 apply to the future utilization of certain tax attributes including NOL carryforwards, other tax carryforwards, and certain built-in losses. Limitations on future net operating losses apply when a greater than 50% ownership change over a three-year period occurs under the rules of IRC Section 382. The Company has not had a formal study completed with respect to IRC Section 382; however, the Company did complete its own analysis and determined that there has been a greater than 50% change in ownership following the Merger on May 11, 2017. The allowance of future net operating losses is limited to the market capitalization value multiplied by the “long-term tax-exempt rate” as of May 2017, the month in which the ownership change took place. It is estimated that the Company will be limited to approximately $0.2 million of NOL per year, and due to expiring net operating loss provisions, the Company has estimated it will be unable to utilize approximately $173.1 million and $140.4 million of remaining federal and state net operating losses, respectively, in the future. The net operating loss carryforwards that are expiring prior to utilization as a result of the Section 382 limitations reduce the deferred income tax assets, with a corresponding reduction of the valuation allowance. No tax benefit has been reported since a full valuation allowance offsets these tax attributes.

In addition to the Company’s existing net operating losses, the Company acquired net operating losses of PHS as part of the Merger, satisfying the continuity of business requirements under IRC Sections 368. Prior to the acquisition, PHS reported a full valuation allowance against its net deferred income tax assets. Preliminary calculations indicate the PHS losses will be limited to $0.09 million of NOL per year, provided the business continuity requirements under Section 382 are satisfied for a two-year period beginning on date of ownership change.

After reducing the valuation allowance under the rules of IRC Section 382, the merged Company was required to release some of its valuation allowance and record an income tax benefit of $0.7 million due to changes in the acquirer’s valuation allowance at the time of the business combination. The net operating loss carryforwards, if not utilized, will expire in the years 2018 through 2037. Further limitations to the acquired PHS net operating losses as a result of expiring net operating loss carryforwards or additional ownership changes may reduce the deferred tax assets with a corresponding reduction of the valuation allowance. No tax benefit has been reported since a full valuation allowance offsets these tax attributes.

Note 12 — Common Stock

Rights Offering

On January 25, 2016, the Company received $3.4 million, net of $0.1 million issuance costs, in additional equity by issuing 2,601,789 shares of our common stock, $0.04 par value, through a rights offering to current shareholders which was used to fund working capital.

Additional Equity Contributions

During the year ended December 31, 2017, the Company received $3.4 million in cash, net of issuance costs, in additional equity by issuing 4,375,000 shares of our common stock, $0.04 par value, and warrants (the "2017 Private Offering Warrants") to purchase up to an additional 2,187,500 shares of our common stock at an exercise price of $1.35 per share to various investors in a private offering (the "2017 Private Offering"). The 2017 Private Offering Warrants are exercisable for a period of four years from the date of issuance but are not exercisable during the first six months after closing of the 2017 Private Offering. The 2016 Private Offering Warrants were canceled as part of the 2017 Private Offering and replaced by the 2017 Private Offering Warrants. The proceeds from the 2017 Private Offering were used to fund the Merger discussed in Note 3 and Note 9 to the consolidated financial statements for further discussion of the debt and warrants issued in connection with the Merger

Beginning on September 15, 2016, the Company received $1.7 million in cash, net of issuance costs, in additional equity by issuing 1,388,889 shares of its common stock, $0.04 par value, and warrants (the "Private Offering Warrants") to purchase up to an additional 1,388,889 shares of its common stock at an exercise price of $2.00 per share to various investors in a private offering (the "Private Offering"). The proceeds from the Private Offering were used to fund working capital.

On March 28, 2016, the Company received $1.2 million in cash in additional equity by issuing 666,667 shares of our common stock, $0.04 par value, to 200 NNH, LLC, (the "Investor") a new private investor, which was used to fund working capital. Pursuant to the Stock Purchase Agreement, there is a lock-up period of 18 months, during which time the Investor cannot sell the shares acquired.

Reverse Stock Split

The 2016 Credit and Security Agreement prohibits us from repurchasing or retiring shares of its common stock and paying dividends (see Note 9 to the consolidated financial statements). The Company did not repurchase any shares of its common stock in 2017 and 2016. The Company did retire its treasury stock in the amount of $0.1 million in connection with the reverse stock split.

Note 13 — 401(k) Savings and Retirement Plan

The Company has two defined contribution savings plans established under Section 401(k) of the Internal Revenue Code. These plans cover substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Total contributions were $0.1 million in 2017, and there were no contributions in 2016. Our common stock is not an investment option to employees participating in the 401(k) Savings and Retirement Plan.

Note 14 — Fair Value Measurements

The Company determined the fair value measurements used in our consolidated financial statements based upon the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

	December 31, 2017			December 31, 2016
(in thousands)	Face Value	Fair Value	Carrying Amount	Face Value	Fair Value	Carrying Amount
Term Loan	$8,500	$6,013	$7,649	$5,000	$4,865	$2,218
Derivative liability	$152	$89	$89	$—	$—	$—

Note 15 — Related Party Transactions

The company completed its acquisition of PHS on May 11, 2017. As a result of the Merger, Century has a significant equity interest in the Company and representation on the Company’s board of directors. As previously disclosed in Note 9 - Debt, the Company has an outstanding Subordinated Promissory Note with Century and Century’s guarantee of the Seasonal Facility.

Note 16 — Subsequent Events

On March 26, 2018, as previously disclosed on the Company's Current Report on Form 8-K filed with the SEC on March 30, 2018, the Company appointed a CRO, whose principal duties in the immediate term are to establish a working capital plan, with the broader mandate to include developing and implementing plans to restructure the Company’s balance sheet, operating expense structure and overall strategies in an effort to resolve the substantial doubt about the Company's ability to continue as a going concern, as described in Note 2 to the condensed consolidated financial statements.

On February 2, 2018, the Company entered into a Third Amendment to the A&R Credit Agreement which provided a waiver for the non-compliance of the debt covenants for the measurement period ended December 31, 2017, if the Company is able to pay in full the $2.0 million due under the August 2017 Term Loan prior to April 30, 2018.

The Company was not able to make its March 15, 2018, payment to SWK due under the A&R Credit Agreement; therefore, the Company is in default with SWK and, due to the cross-default clause with CNH, was also in default on the 2016 Credit and Security Agreement. In addition, the Company's Subordinated Promissory Note owed to Century is subject to acceleration in the event SWK or CNH were to accelerate the Company's obligations under the A&R Credit Agreement and 2016 Credit and Security Agreement. Due to the covenant violations, events of default, and the substantial doubt about the Company's ability to continue as a going concern, all debt has been classified as short-term on the consolidated balance sheet as of December 31, 2017.

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2017. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, the Company's period end disclosure controls and procedures were not effective as a result of material weaknesses in the Company’s internal control over financial reporting and the ineffective design and operation of internal controls related to the accounting for non-routine transactions.

Notwithstanding these material weaknesses in period end financial reporting and accounting for non-routine transactions, management has concluded that the consolidated financial statements included in the Annual Report on Form 10-K present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of operations and cash flows for each of the two years ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

As of December 31, 2017, management has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO:).  Based on this assessment, management concluded that as of December 31, 2017, our internal controls over financial reporting and the ineffective design and operation of internal controls related to period end reporting and the accounting for non-routine transactions were not effective because of the existence of the material weaknesses described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The material weakness in period end financial reporting was the result of the Company not maintaining effective controls over the interim and annual period end financial reporting processes. The Company did not have sufficient personnel with an appropriate level of knowledge, experience and training commensurate to the Company’s structure. This material weakness is the result of the combined impact of the significant deficiencies related to journal entries, account reconciliations and inventory pricing. The material weakness in accounting for non-routine transactions was the result of ineffective design and maintenance of controls over the accounting for non-routine transactions. As a result, misstatements in selling, general and administrative expenses, transaction costs, interest expense, short-term debt, and equity were identified during 2016. The misstatements in the consolidated financial statements were corrected prior to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2016. During 2017, certain transaction costs associated with the Merger were not recorded in the correct period which resulted in a material misstatement of the Company’s transaction costs and accrued expenses disclosed for the interim periods ended June 30, 2017 and September 30, 2017, and resulted in the Company filing amended Form 10-Qs of the consolidated financial statements for each of the respective periods to restate its consolidated financial statements. These control deficiencies create a reasonable possibility that a material misstatement in the consolidated financial statements will not be prevented or detected on a timely basis, and therefore the Company concluded that the deficiencies represent a material weakness in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2017.

Remedial Measures

The Company is in the process of improving its policies and procedures relating to period end financial reporting and the recognition and measurement of non-routine transactions and designing more effective controls to remediate the material weakness described above. Management plans to enhance its controls related to period end financial reporting and non-routine transactions by supplementing with additional resources as necessary, enhancing the design and documentation of management review controls, and improving the documentation of internal control procedures.

(c) Changes in Internal Control over Financial Reporting

As discussed in Note 3 to the consolidated financial statements, the Company consummated the Merger with PHS on May 11, 2017. The Company is assessing the full financial reporting impact of this transaction. Except for any changes in internal controls related to the integration of the Merger, there has been no change in our internal control over financial reporting during the year ended December 31, 2017, which has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B	Other Information

None.

Part III

ITEM 10	Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our proxy statement for the 2018 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

We have adopted a code of business conduct and ethics that is applicable to all of our employees, officers and directors including our chief executive officer and senior financial officers, which is available on our website under “Investor Relations-Corporate Governance.”

ITEM 11	Executive Compensation

The information required by Item 11 will be included in our proxy statement for the 2018 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in our proxy statement for the 2018 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

ITEM 13	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in our proxy statement for the 2018 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

ITEM 14	Principal Accountant Fees and Services

The information required by Item 14 will be included in our proxy statement for the 2018 annual meeting of shareholders, and is hereby incorporated in this Report by reference to the proxy statement.

Part IV

ITEM 15	Exhibits and Financial Statement Schedules

(a) (1) The following financial statements and independent auditors’ reports are included in this Report.
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets —
December 31, 2017 and 2016
Consolidated Statements of Operations —
Years ended December 31, 2017 and 2016
Consolidated Statements of Stockholders’ (Deficit) Equity —
Years ended December 31, 2017 and 2016
Consolidated Statements of Cash Flows —
Years ended December 31, 2017 and 2016
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

2.3	Asset Purchase Agreement dated April 17, 2015 by and among Hooper Holmes, Inc., Jefferson Acquisition, LLC, Hooper Wellness, LLC, Accountable Health Solutions, Inc., and Accountable Health, Inc. (3)
2.4	Agreement and Plan of Merger dated March 7, 2017, by and among Hooper Holmes, Inc., Piper Merger Corp., Provant Health Solutions, LLC, and Wellness Holdings, LLC. (4)
2.5	Waiver and Consent dated as of April 19, 2017, by and among Hooper Holmes, Inc., Piper Merger Corp., Provant Health Solutions, LLC and Wellness Holdings, LLC. (5)
3.1	Amended and Restated Certificate of Incorporation of Hooper Holmes, Inc. (6)
3.2	Amendment of Amended and Restated Certificate of Incorporation (7)
3.3	Restated Bylaws of Hooper Holmes, Inc. (8)
4.1	Warrant dated April 17, 2015, issued by Hooper Holmes, Inc. to SWK Funding LLC. (9)
4.2	Form of Warrant issued to the Purchasers under the Securities Purchase Agreement dated March 2, 2017 (10)
4.3	Second Amended and Restated Closing Date Warrant dated May 11, 2017, issued by Hooper Holmes, Inc. to SWK Funding LLC. (11)
4.4	Common Stock Purchase Warrant dated May 11, 2017, issued by Hooper Holmes, Inc. to WH-HH Blocker, Inc. (12)
4.5	Common Stock Purchase Warrant dated May 11, 2017, issued by Hooper Holmes, Inc. to WH-HH Holdings, LLC. (13)
4.6	Common Stock Purchase Warrant dated May 9, 2017, issued by Hooper Holmes, Inc. to Ronald Aprahamian. (14)
4.7	Form of Common Stock Purchase Warrant issued to the Purchasers. (15)
4.8	Warrant dated August 8, 2017, issued by Hooper Holmes, Inc. to SWK Funding LLC. (16)
10.1	Form of Indemnification Agreement. (17)
10.2	Hooper Holmes, Inc. 2004 Employee Stock Purchase Plan. (18)*
10.3	Hooper Holmes, Inc. 2007 Non-Employee Director Restricted Stock Plan. (19)*
10.4	Hooper Holmes, Inc. 2008 Omnibus Employee Incentive Plan (20)*
10.5	Hooper Holmes, Inc. Third Amended and Restated 2011 Omnibus Incentive Plan (21)*
10.6	Form of Executive Change-in-Control Agreement by and between Hooper Holmes, Inc. and Executive Officers of the Company (22)*
10.7	Employment Agreement between Hooper Holmes, Inc. and Henry E. Dubois. (23)*
10.8	Employment Agreement between Hooper Holmes, Inc. and Steven R. Balthazor. (24)*
10.9	Option Award Agreement dated May 11, 2017, between Hooper Holmes, Inc. and Henry Dubois. (25)*
10.10	Option Award Agreement dated May 11, 2017, between Hooper Holmes, Inc. and Steven Balthazor. (26)*
10.11	Amendment No. 1 to the Employment Agreement, dated September 18, 2017, between Hooper Holmes, Inc. and Steven R. Balthazor. (27)*
10.12	Employment Agreement dated May 11, 2017, between Hooper Holmes, Inc. and Mark Clermont. (28)*
10.13	Employment Agreement dated September 11, 2017, between Hooper Holmes, Inc. and Kevin Johnson. (29)*
10.14	Option Award Agreement dated September 11, 2017, between Hooper Holmes, Inc. and Kevin Johnson. (30)*
10.21	Amended and Restated Credit Agreement dated May 11, 2017, among Hooper Holmes, Inc., SWK Funding LLC and the other parties thereto. (31)
10.24	First Amendment to Amended and Restated Credit Agreement dated August 8, 2017, among Hooper Holmes, Inc., SWK Funding LLC and the other parties thereto. (32)

10.25	Second Amendment to Amended and Restated Credit Agreement dated November 14, 2017, among Hooper Holmes, Inc., SWK Funding LLC and the other parties thereto. (33)
10.26	Third Amendment to Amended and Restated Credit Agreement dated February 2, 2018, among Hooper Holmes, Inc., SWK Funding LLC and the other parties thereto.
10.27	Limited Laboratory and Administrative Services Agreement dated April 16, 2014 by and between Hooper Holmes, Inc. and Clinical Reference Laboratory, Inc. (34)***
10.28	Amendment Number 1 to the Limited Laboratory and Administrative Services Agreement dated August 31, 2014 by and between Hooper Holmes, Inc. and Clinical Reference Laboratory, Inc. (35)
10.29	Stock Purchase Agreement dated March 28, 2016, between Hooper Holmes, Inc. and 200 NNH, LLC. (36)
10.30	Credit and Security Agreement dated April 29, 2016, by and between SCM Specialty Finance Opportunities Fund, L.P. and Hooper Holmes, Inc. and subsidiaries. (37)
10.31
First Amendment and Limited Waiver and Forbearance dated August 15, 2016, to Credit and Security Agreement dated April 29, 2016, by and between SCM Specialty Finance Opportunities Fund, L.P. and Hooper Holmes, Inc. and subsidiaries (38)

10.32
Second Amendment to Credit and Security Agreement dated November 15, 2016, to Credit and Security Agreement dated April 29, 2016, by and between SCM Specialty Finance Opportunities Fund, L.P. and Hooper Holmes, Inc. and subsidiaries (39)

10.33
Omnibus Joinder to Loan Documents and Third Amendment to Credit and Security Agreement dated May 11, 2017, among Hooper Holmes, Inc., SCM Specialty Finance Opportunities Fund, L.P. and the other parties thereto. (40)

10.34
Waiver and Fourth Amendment to Credit and Security Agreement, dated as of November 14, 2017, among Hooper Holmes, Inc., SCM Specialty Finance Opportunities Fund, L.P. and the other parties thereto. (41)

10.35	Form of Securities Purchase Agreement dated September 15, 2016 between Hooper Holmes, Inc. and the Purchasers. (42)
10.36	Form of Securities Purchase Agreement dated March 2, 2017 between Hooper Holmes, Inc. and the Purchasers. (43)
10.37	Form of Securities Purchase Agreement between the Company and the Purchasers. (44)
10.38	Securities Purchase Agreement dated May 11, 2017, between Hooper Holmes, Inc. and WH-HH Holdings, LLC. (45)
10.39	Securities Purchase Agreement dated May 9, 2017, between Hooper Holmes, Inc. and Ronald Aprahamian. (46)
10.40	Voting and Standstill Agreement dated May 11, 2017, between Hooper Holmes, Inc. and Century Focused Fund III, LP (and joined by WH-HH Holdings, LLC). (47)
10.41	Subordinated Promissory Note dated May 11, 2017, made by Provant Health Solutions, LLC in favor of Century Focused Fund III, LP. (48)
10.42	Purchase Agreement dated as of August 31, 2017, between Hooper Holmes, Inc. and Lincoln Park Capital Fund, LLC. (49)
10.43	Registration Rights Agreement dated as of August 31, 2017, between Hooper Holmes, Inc. and Lincoln Park Capital Fund, LLC. (50)
10.44	Amendment No. 1 to Purchase Agreement and Registration Rights Agreement dated as of November 30, 2017, between Hooper Holmes, Inc. and Lincoln Park Capital Fund, LLC. (51)
10.45	Engagement Agreement dated as of March 26, 2018, between Hooper Holmes, Inc. and PMCM, LLC.
14	Hooper Holmes, Inc. Code of Conduct and Ethics. (52)
16.1	Letter to Securities and Exchange Commission from KPMG LLP dated May 17, 2016. (53)
21	Subsidiaries of Hooper Holmes, Inc.
23.1	Consent of Mayer Hoffman McCann P.C.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Label Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014.
(2)	Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014.
(3)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated April 21, 2015.
(4)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated March 8, 2017.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 2.2, filed with the SEC on April 20, 2017.
(6)	Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated June 2, 2010.
(7)	Incorporated by reference to Annex B to the Company’s Proxy Statement for the annual meeting of shareholders held on June 8, 2016.
(8)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated February 17, 2011.
(9)	Incorporated by reference to Exhibit 10.2(d) of the Company’s Current Report on Form 8-K dated April 21, 2015.
(10)	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated March 8, 2017.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 4.1, filed with the SEC on May 12, 2017.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 4.2, filed with the SEC on May 12, 2017.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 4.3, filed with the SEC on May 12, 2017.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 4.4, filed with the SEC on May 12, 2017.
(15)	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 31, 2017.
(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, Exhibit 4.6, for the quarterly period ended June 30, 2017.
(17)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 17, 2014.
(18)	Incorporated by reference to Annex B to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 29, 2013.
(19)	Incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(20)	Incorporated by reference to Annex A to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 29, 2008.
(21)	Incorporated by reference to Annex A to the Company's Proxy Statement for the Annual Meeting of Shareholders held on August 10, 2017.

(22)	Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
(23)	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.
(24)	Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
(25)	Incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 10.9, filed with the SEC on May 12, 2017.
(26)	Incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 10.10, filed with the SEC on May 12, 2017.
(27)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, Exhibit 10.4, for the quarterly period ended September 30, 2017.
(28)	Incorporated by reference from the Company’s Registration Statement on Form S-1, Exhibit 10.12, filed with the SEC on December 21, 2017.
(29)	Incorporated by reference from the Company’s Registration Statement on Form S-1, Exhibit 10.13, filed with the SEC on December 21, 2017.
(30)	Incorporated by reference from the Company’s Registration Statement on Form S-1, Exhibit 10.14, filed with the SEC on December 21, 2017.
(31)	Incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 10.1, filed with the SEC on May 12, 2017.
(32)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, Exhibit 10.12, for the quarterly period ended June 30, 2017.
(33)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, Exhibit 10.6, for the quarterly period ended September 30, 2017.
(34)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2014.
(35)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014.
(36)	Incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
(37)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 3, 2016.
(38)	Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016.
(39)	Incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
(40)	Incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 10.4, filed with the SEC on May 12, 2017.
(41)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, Exhibit 10.5, for the quarterly period ended September 30, 2017.
(42)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 21, 2016.
(43)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 8, 2017.
(44)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 31, 2017.
(45)	Incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 10.5, filed with the SEC on May 12, 2017.
(46)	Incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 10.6, filed with the SEC on May 12, 2017.
(47)	Incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 10.7, filed with the SEC on May 12, 2017.
(48)	Incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 10.8, filed with the SEC on May 12, 2017.
(49)	Incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 10.1, filed with the SEC on September 1, 2017.
(50)	Incorporated by reference from the Company’s Current Report on Form 8-K, Exhibit 10.2, filed with the SEC on September 1, 2017.

(51)	Incorporated by reference from the Company’s Registration Statement on Form S-1, Exhibit 10.44, filed with the SEC on December 21, 2017.
(52)	Incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
(53)	Incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K dated May 17, 2016.

Schedule II

Hooper Holmes, Inc
Valuation and Qualifying Accounts
For the Two Years Ended December 31, 2017
(In thousands)

Description	Balance at Beginning of Period	Additions Charged to Revenues and Expenses	Deductions (1)	Balance at End of Period
Year ended December 31, 2017
Reserves and allowances
Accounts receivable allowance	$43	$217	$—	$260
Year ended December 31, 2016
Reserves and allowances
Accounts receivable allowance	$112	$75	$(144)	$43

(1)	Represents accounts receivable write-offs, net of recoveries and reserve reductions credited to revenue.

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
Henry E. Dubois
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Henry E. Dubois	Chief Executive Officer (Principal Executive Officer) and Director	April 16, 2018
Henry E. Dubois

/s/ Kevin Johnson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 16, 2018
Kevin Johnson

/s/ Ronald V. Aprahamian		April 16, 2018
Ronald V. Aprahamian	Chairman of the Board

/s/ Frank Bazos		April 16, 2018
Frank Bazos	Director

/s/ Paul Daoust		April 16, 2018
Paul Daoust	Director

/s/ Larry Ferguson		April 16, 2018
Larry Ferguson	Director

/s/ James Foreman		April 16, 2018
James Foreman	Director

/s/ Thomas A. Watford		April 16, 2018
Thomas A. Watford	Director