Form 10-K/A
HOOPER HOLMES INC
filed 2018-05-01
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017

Commission file number: 001-09972

HOOPER HOLMES, INC.
(Exact name of Registrant as specified in its charter)

New York	22-1659359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

560 N. Rogers Road
Olathe, KS	66062
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (913) 764-1045

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.04 per share $0.04 per share	$0.04 per share
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

The number of shares outstanding of the Registrant’s common stock as of April 15,2018, was 26,768,498.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Hooper Holmes Inc., referred to as “Hooper Holmes,” “Company,” “we,” “us” and “our”, is filing this Amendment No. 1 on Form 10-K/A, referred to as this Amendment No. 1, to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the U.S. Securities and Exchange Commission, referred to as the SEC, on April 17, 2018, referred to as the Original Form 10-K, and in conjunction with this Amendment No. 1 referred to as the 2017 Annual Report on Form 10-K, for the purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year ended December 31, 2017. In light of the Company’s ongoing restructuring activities, the Company has not yet determined when it will hold its 2018 annual meeting of shareholders. As a result, we do not intend to file a definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2017, and are therefore filing this Amendment No. 1 to include Part III information in our Form 10-K. Except as otherwise specifically defined herein, all defined terms used in the Original Form 10-K shall have the same meanings in this Amendment No. 1.

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

age 71, director since 2009
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

Frank Bazos

age 51, director since 2017
Mr. Bazos was appointed to the Board on May 11, 2017. He became a Managing Director at Century Equity Partners in 1998. He left Century to join North Atlantic Capital in 2004 and then rejoined Century in 2006. Prior to Century, Mr. Bazos spent six years with TA Associates and ABN-AMRO Private Equity.

Mr. Bazos' qualifications to serve on our Board include his more than 25 years of private equity experience, primarily in the financial and health care services sectors.

Paul Daoust

age 70, director since 2017
Mr. Daoust was appointed to the Board on May 11, 2017. He previously served as the chair of HighRoads, Inc., a privately held technology-enabled services company, where he also served as CEO. Previous operating experience includes more than 28 years with Watson Wyatt (now Willis Towers Watson), including 5 years as COO and 9 years as a board director. Other public board experience includes Mac-Gray (TUC); Salary.com (SLRY), where he also served as interim CEO; and Gevity HR, Inc. (GVHR). He also currently serves on the boards of DirectPath Health, Advantia Health, and Caldwell Partners International (CWL). He was a member of the Provant Health Solutions LLC (“PHS”) board of directors prior to the merger with our Company.

Mr. Daoust's qualifications to serve on our Board include his extensive experience in the human resources consulting, technology and insurance industries, as well as with publicly-traded corporations.

Henry E. Dubois

age 56, director since 2013
Mr. Dubois became our Chief Executive Officer and was appointed to the Board in April 2013. Mr. Dubois also served as President of Hooper Holmes, Inc. until May 11, 2017 when, concurrent with the acquisition of PHS (referred to as “Merger”), Mr. Mark Clermont, who was President of PHS was appointed as President of the Company. Mr. Dubois was previously a partner at Tatum, LLC, a firm offering consulting services to accelerate business performance and create value. In previous roles, he served as Executive Vice President and Chief Financial Officer of GeoEye, Inc., a global supplier of high resolution satellite and aerial imagery; President, Chief Operating Officer and Chief Financial Officer of DigitalGlobe, Inc., an owner/operator of high resolution imaging satellites; Chief Executive Officer and Chief Financial Officer of an Asia Pacific Telecommunication company (PT Centralindo Panca Sakti); and Senior Vice President of an Asia Pacific conglomerate in Jakarta, Indonesia (PT Ongko Multicorpora). He also served as a consultant with Booz and Company and began his career as an internal auditor and finance supervisor for Exxon Corporation. He earned his Bachelor of Arts degree in mathematics from the College of the Holy Cross and his Master of Management degree from the J.L. Kellogg Graduate School of Management at Northwestern University with concentrations in finance, marketing and accounting.

Mr. Dubois’ qualifications to serve on our Board include his demonstrated expertise and experience in financial management, operations and strategic planning.

Larry Ferguson

age 68, director since 2009
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

James Foreman

age 60, director since 2017
Mr. Foreman was appointed to the Board on May 11, 2017. He currently serves as senior advisor at Lightyear Capital and Century Equity Partners. He spent three decades as a Consultant and Senior Executive and served on the Executive Committee of Aetna, Towers Perrin, Towers Watson and Willis Towers Watson where he also led the Exchange Solutions Segment which included the acquisitions of Extend and Liaison. At Aetna, Foreman served as the executive vice president of National Accounts, Global Benefits, Group Insurance and Government, Labor and Medicaid. Mr. Foreman has served on numerous boards, including for the Joffrey Ballet and the Employee Benefits

Research Institute and was recently appointed to the board of directors for ConsumerMedical.

Mr. Foreman's qualifications to serve on our Board include his extensive experience and contacts in the healthcare industry. He is the Chair of the Compensation Committee.

Thomas A. Watford

age 57, director since 2010
Mr. Watford most recently has served as Chief Executive Officer of Santa Rosa Consulting, a company offering strategic and operational consulting services to healthcare companies. Mr. Watford continues to serve on the Board of Santa Rosa Consulting. Previously, Mr. Watford served as Chief Financial Officer and Chief Operating Officer of First Consulting Group, Inc., and was an Associate Partner in the Healthcare Practice group of the consulting firm Accenture.

Mr. Watford’s qualifications to serve on our Board include his more than 30 years’ experience in the healthcare industry, where he has delivered professional and IT services to healthcare providers, health plans and life sciences companies. He is the Chair of the Audit Committee.

VOTING AND STANDSTILL AGREEMENT

The Company is a party to a Voting and Standstill Agreement (the “Voting and Standstill Agreement”) pursuant to which WH-HH Holdings, LLC, a Company shareholder, and three directors who served on the Company’s Board prior to the closing of the Merger transaction with PHS have the right, collectively, to nominate all seven directors to the Board at the 2017 and 2018 annual meetings of shareholders. All of our current directors were nominated for election at the 2017 annual meeting of shareholders pursuant to the terms of the Voting and Standstill Agreement.

DIRECTOR INDEPENDENCE

Our common stock is listed on the OTCQX Market, which is referred to in this proxy statement as the OTCQX. Although applicable OTCQX rules do not include director independence requirements, our Corporate Governance Guidelines require that at least a majority of the members of our Board be independent. We have voluntarily chosen to continue to evaluate the independence of our directors under the standards set forth in the NYSE MKT Company Guide, which applied to us when our shares were listed on the NYSE MKT.

The Board has affirmatively determined that each of the members of the Board other than Henry E. Dubois, the Company’s Chief Executive Officer, is, as of the date of this proxy statement, an “independent director” within the meaning set forth in the NYSE MKT Company Guide.

Because the Company is not a “listed issuer” as defined in Rule 10A-3(e)(9) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), it is not required to comply with Rule 10A-3’s independence requirements for Audit Committee members. Nevertheless, the Company’s Board of Directors has determined that each of the Audit Committee members would satisfy the independence standards specified in Section 803B(2) of the NYSE MKT Company Guide and Rule 10A-3(b)(1) under the Exchange Act. Our Board has further determined that Thomas A. Watford, the committee’s chair, qualifies as an “audit committee financial expert” as defined by SEC rules.

EXECUTIVE OFFICERS

The following table shows information about our executive officers as of April 15, 2018:

Name	Age	Position
Henry E. Dubois	56	Chief Executive Officer, and member of the Board of Directors
Mark Clermont	51	President and Chief Operating Officer
Kevin Johnson	47	Chief Financial Officer
James Fleet	56	Chief Restructuring Officer

Information with respect to each of our executive officers other than Henry E. Dubois is provided below. Information regarding Mr. Dubois, who is a director as well as an executive officer of the Company, has been previously provided above under the Board of Directors heading.

Mark Clermont, was appointed President and Chief Operating Officer at closing of the Merger on May 11, 2017. Mr. Clermont served as PHS’s President from November 2, 2015 to May 11, 2017. He brings more than two and a half decades of progressive experience in organizational development, business transformation, corporate finance and operations. Before joining PHS, Mr. Clermont served as Chief Financial Officer of UpToDate, Inc., a division of Wolters Kluwer, where he provided strategic and transformative leadership that enabled the company to become the global leader in point-of-care clinical decision support. Previously, Mr. Clermont held multiple leadership roles at Mercer Global Investments, a division of Marsh & McLennan Companies, PFPC, Inc. (now BNY Mellon), and First Data Corporation. He earned a Bachelor of Science in Business Administration degree in finance, accounting and management from the D’Amore-McKim School of Business at Northeastern University in Boston, MA.

Kevin Johnson, joined the Company on September 11, 2017, in the role of Senior Financial Advisor, in which position he worked until his appointment to the office of Chief Financial Officer on November 16, 2017.  Mr. Johnson brings more than 20 years of financial leadership experience with both VC-backed and publicly traded companies.  Most recently, Mr. Johnson was Chief Financial Officer for MobileAware. Previously, he served in various executive roles at Imprivata, Starent Networks and ProfitLogic. Mr. Johnson began his career at Ernst & Young. He is a certified public accountant in Massachusetts. Mr. Johnson earned a bachelor of science in accounting from Villanova University in Pennsylvania.

James Fleet, was appointed to serve as the Company’s Chief Restructuring Officer on March 26, 2018. He has more than 25 years of experience in providing executive leadership and operating and financial restructuring services to companies in a variety of industries. He has been employed by PMCM, an affiliate of Phoenix Management Services,

LLC, for nearly twenty years. Mr. Fleet does not receive any compensation directly from the Company but is compensated by PMCM, which the Company has retained and which charges fees based on the hourly rates of Mr. Fleet and other PMCM personnel. PMCM’s engagement may be terminated by the Company or PMCM at any time with or without cause. Upon such a termination, Mr. Fleet would cease to serve as the Company’s Chief Restructuring Officer.

CODE OF CONDUCT AND ETHICS

We are committed to sound principles of corporate governance that promote honest, responsible and ethical business practices. Our corporate governance policies and practices are actively reviewed and evaluated by our Board and the Governance and Nominating Committee.

We have adopted a Code of Conduct and Ethics to provide standards for ethical conduct in dealing with agents, customers, suppliers, political entities and others. Our Code of Conduct and Ethics applies to all of our directors, officers and employees (and those of our subsidiaries), including our Chief Executive Officer and Chief Financial Officer. Our Code of Conduct and Ethics is posted on our website at www.provanthealth.com. A printed copy of our Code of Conduct and Ethics is also available to shareholders, without charge, upon written request directed to our Corporate Secretary at the following address: Hooper Holmes, Inc., 560 N. Rogers Road, Olathe, Kansas 66062.

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

To our knowledge, based solely on our review of the copies of such reports (and amendments to such reports) furnished to us, we are not aware of any required Section 16(a) reports that were not filed on a timely basis with respect to the fiscal year ended December 31, 2017, except as described in this paragraph. Mark Clermont’s Form 3 to report becoming an executive officer of the Company was filed late. Ron Aprahamian, Henry Dubois, Steven Balthazor, and Mark Clermont each filed one Form 4 after the deadline to report, in each case, a single transaction.

ITEM 11	Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS

The objective of our executive compensation is to enhance the Company’s long-term profitability by providing compensation that will attract and retain superior talent, reward performance, and align the interests of our executive officers with the long-term interests of our shareholders. For 2017, there were two principal components of the compensation we pay to our executive officers: (1) base salary and (2) equity compensation plans.

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

Compensation Arrangements of Henry E. Dubois

Mr. Dubois serves as our Chief Executive Officer pursuant to an employment agreement dated September 30, 2013. Pursuant to the employment agreement, Mr. Dubois is paid a base salary of $390,000 per year, such amount to be reviewed at least annually by the Compensation Committee. Base salary may be adjusted by the Board, in its sole discretion, based on the Committee’s and Board’s consideration of the Company’s performance, financial and otherwise.

Mr. Dubois’ annual target bonus opportunity under the employment agreement will be equal to 50% of his base salary and is subject to Mr. Dubois and the Company achieving agreed upon financial targets and goals and objectives. No such bonus was paid to Mr. Dubois pursuant to the agreement in 2016 or 2017.

The employment agreement also provides that Mr. Dubois will be entitled to participate in any other annual bonus or incentive compensation plans or programs and any retirement and other benefit plans and programs as may be in effect or adopted by the Company from time to time. On April 18, 2016, Mr. Dubois was granted options to purchase 50,000 shares of the Company's common stock under the 2008 Plan for performance in 2015. The options will vest with respect to 33% of the shares on each of the first three anniversaries following the date of grant. On May 11, 2017, Mr. Dubois was granted options to purchase 500,000 shares of the Company’s common stock under the 2011 Plan in connection with the Merger. No other incentive amounts or bonuses were paid to Mr. Dubois other than as set forth above.

If Mr. Dubois’ employment is terminated for any reason, Mr. Dubois will be entitled to receive (i) any accrued and unpaid base salary, (ii) any unreimbursed business expenses, and (iii) payment for any accrued and unused vacation time. In addition, if Mr. Dubois’ employment is terminated by the Company other than for Cause, if he resigns for Good Reason, or if a Triggering Event occurs following a Change in Control (within the meanings given to such terms in the employment agreement), and upon the execution and delivery of a release by Mr. Dubois in favor of the Company, Mr. Dubois will be entitled to receive his base salary for one year in twelve equal installments, without interest, on a monthly basis for twelve (12) consecutive months. In the case of termination of the agreement due to the occurrence of a Triggering Event following a Change in Control, Mr. Dubois will be entitled to the acceleration of vesting of equity grants and removal of any trading restrictions on his stock. Mr. Dubois will also be entitled to acceleration of the merger grant for termination or resignation with Good Reason.

Compensation Arrangements of Mark Clermont

On May 11, 2017, the Company entered into an Employment Agreement with Mr. Clermont in connection with his appointment as our President and Chief Operating Officer (the “Employment Agreement”).

Pursuant to the Employment Agreement, Mr. Clermont will be paid a base salary of $333,125 per year, such amount to be reviewed at least annually by our Chief Executive Officer and Compensation Committee. Base salary may be adjusted by the Committee, in its sole discretion, based on the Committee’s consideration of the Company’s performance, financial and otherwise. In addition, Mr. Clermont received a grant of options to buy 500,000 shares of the Company’s common stock. 50% of these initial options will vest in equal amounts on each of the first four anniversaries of the effective date. The remaining 50% of these initial options will vest in accordance with achieving the Company’s goal of run rate synergies by the end of 2017.

Mr. Clermont’s annual target bonus opportunity under the Employment Agreement will be equal to 40% of his base salary and is subject to Mr. Clermont and the Company achieving agreed upon financial targets and goals and objectives.

Compensation Arrangements of Kevin Johnson

On September 11, 2017, the Company entered into an Employment Agreement with Mr. Johnson in connection with his appointment as our Senior Financial Advisor until transition to Chief Financial Officer as approved by the Board on November 16, 2017 (the “Employment Agreement”).

Pursuant to the Employment Agreement, Mr. Johnson will be paid a base salary of $250,000 per year, such amount to be reviewed at least annually by our Chief Executive Officer and Compensation Committee. Base salary may be adjusted by the Committee, in its sole discretion, based on the Committee’s consideration of the Company’s performance, financial and otherwise. Mr. Johnson’s annual target bonus opportunity under the Employment Agreement will be equal to 40% of his base salary and is subject to Mr. Johnson and the Company achieving agreed upon financial targets and goals and objectives. In addition, Mr. Johnson received a grant of options to buy 250,000 shares of the Company’s common stock. 75% of these initial options will vest in equal amounts on each of the first four anniversaries of the effective date. The remaining 25% of these initial options will vest in accordance with achieving the Company’s goal of run rate synergies by the end of 2017.

Compensation Arrangements of Steven R. Balthazor

On August 17, 2015, the Company entered into a Consulting Agreement with Mr. Balthazor in connection with his appointment as our Chief Financial Officer (the “Consulting Agreement”). The Consulting Agreement continued in effect until March 14, 2016, when it was replaced by Mr. Balthazor’s employment agreement (the “Employment Agreement”). The Employment Agreement was amended by Amendment No. 1 to Employment Agreement (“Amendment No. 1” on September 18, 2017.

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

In accordance with the Consulting Agreement, on August 17, 2015, Mr. Balthazor was granted options to purchase 10,000 shares of the Company’s common stock under the 2011 Plan. One-fourth of the options will vest each quarter until fully vested. The Employment Agreement provides that Mr. Balthazor will be entitled to participate in any other annual bonus or incentive compensation plans or programs and any retirement and other benefit plans and programs as may be in effect or adopted by the Company from time to time. On May 11, 2017, Mr. Balthazor was granted options to purchase 250,000 shares of the Company’s common stock under the 2011 Plan in connection with the Merger.

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

Mr. Balthazor’s employment was terminated without cause effective December 31, 2017. Per Amendment No. 1 to Employment Agreement dated September 18, 2017, Mr. Balthazor will be paid any cash bonus earned for the 2017 calendar year on the schedule set forth in the Employment Agreement. Additionally, he will be entitled to the 12 months of severance pay set forth in the Agreement beginning on the day following the termination date. All of Mr. Balthazor’s outstanding stock options that have vested on or before the termination date will be exercisable for a period of six months following the termination date, rather than the 30-day period set forth in the applicable plan document. All of Mr. Balthazor’s outstanding stock options that are not vested as of the termination date but which vest based on a performance condition measured over a period ending on or before the termination date, will not terminate on the termination date but will continue in effect until the Company makes a vesting determination under the terms of any applicable plan or award agreement. Any such vested options shall remain exercisable for a period of six months from the date of the Company’s vesting determination. Mr. Balthazor will be entitled to participate in any cash bonus earned by the Company’s other executives for over-achievement of the Synergy Goals through the termination date, even if the determination and payout of such bonus is made after the termination date. The Company originally treated Mr. Balthazor’s termination on December 31, 2017, as having been without cause under the terms of his Employment Agreement. Based on subsequently discovered facts, the Company concluded that the termination was for cause, and accordingly, the Company believes that, under the terms of his Employment Agreement, Mr. Balthazor is not entitled to any post-termination pay, severance or other benefits described in this paragraph.

Compensation Arrangements of Tom Basiliere

On May 11, 2017, the Company entered into an Employment Agreement with Mr. Basiliere in connection with his appointment as Chief Information Officer and Senior Vice President Products on May 11, 2017 (the “Employment Agreement”).

Pursuant to the Employment Agreement, Mr. Basiliere will be paid a base salary of $298,361 per year, such amount to be reviewed at least annually by our Chief Executive Officer and Compensation Committee. Base salary may be adjusted by the Committee, in its sole discretion, based on the Committee’s consideration of the Company’s performance, financial and otherwise. In addition, Mr. Basiliere received a grant of options to buy 250,000 shares of the Company’s common stock. 50% of these initial options will vest in equal amounts on each of the first four anniversaries of the effective date. The remaining 50% of these initial options will vest in accordance with achieving the Company’s goal of run rate synergies by the end of 2017.

Mr. Basiliere’s annual target bonus opportunity under the Employment Agreement will be equal to 30% of his base salary and is subject to Mr. Basiliere and the Company achieving agreed upon financial targets and goals and objectives.

Summary Compensation Table

The following table summarizes, with respect to our 2016 and 2017 fiscal years, compensation awarded to or earned by our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards(1) ($)	All Other Compensation($)	Total ($)
Henry E. Dubois Chief Executive Officer	2017 2016	390,000 390,000	-	-	204,374(7) 63,733(5)	22,744(2) 30,553(2)	617,118 484,286
Mark Clermont(3)	2017	217,813	-	-	204,374(7)	-	422187
President and Chief Operating Officer	2016	-	-	-	-	-	-
Kevin Johnson(3)	2017	77724	-	-	88,474(9)	-	166198
Chief Financial Officer	2016	-	-	-		-
Tom Basiliere(3) Chief Information Officer	2017 2016	195,082 -	-	-	102,187(8) -	-	297269
Steven R. Balthazor Former Chief Financial Officer	2017 2016	250,000 265,840(4)	-	-	102,187(8) 57,895(6)	42,660(2) 43,220(2)	394,847 366,955
__________________

(1)
Represents the aggregate grant date fair value, as computed in accordance with FASB ASC Topic 718. For a description of the assumptions made in our valuation of option awards, please refer to Note 4 to our consolidated financial statements in its annual report on Form 10-K for the year ended December 31, 2017.

(2)	Represents reimbursement of commuting expenses.

(3)	Messrs. Basiliere, Clermont became employed by the Company on May 11, 2017, and Mr. Johnson became employed on September 11, 2017, so no 2016 compensation is included for them.

(4)
Mr. Balthazor was appointed Chief Financial Officer effective August 17, 2015, under the Consulting Agreement. His compensation for 2016, as disclosed in the Summary Compensation Table, includes compensation he received during 2016 for his services as a consultant to the Company prior to the Consulting Agreement being replaced by the Employment Agreement on March 14, 2016.

(5)	Represents an award of 50,000 stock options with a grant date fair value of approximately $1.27 per option.

(6)	Represents an award of 40,000 stock options with a grant date fair value of approximately $1.45 per option.

(7)	Represents an award of 500,000 stock options with a grant date fair value of approximately $0.41 per option.

(8)	Represents an award of 250,000 stock options with a grant date fair value of approximately $0.41 per option.

(9)	Represents an award of 250,000 stock options with a grant date fair value of approximately $0.35 per option.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth the outstanding equity awards for each of our Named Executive Officers as of December 31, 2017.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)

Henry E. Dubois	133,333	-	$7.05	09/30/2023
	6,600	3,400	$7.35	01/21/2025
	16,667	33,333(1)	$1.95	4/18/2026
	-	500,000(4)	$0.65	05/11/2027

Mark Clermont	-	500,000(4)	$0.65	05/11/2027

Kevin Johnson	-	250,000(5)	$0.65	09/11/2027

Steven R. Balthazor	10,000	-	$2.55	08/12/2025
	13,200	26,800(3)	$2.25	03/14/2026
	-	250,000(4)	$0.65	05/11/2027

Tom Basiliere	-	250,000(4)	$0.65	05/11/2027

__________________

(1)	Scheduled to vest in three equal installments on each of the first three anniversaries of the grant date, January 21, 2015, and the remainder on January 21,2018.

(2)	Scheduled to vest in three equal installments on each of the first three anniversaries of the grant date, April 18, 2016.

(3)	Scheduled to vest in three installments: 33% on the first and second anniversaries of the grant date, March 14, 2016, and the remainder on March 14, 2019.

(4)
50% of the options are scheduled to vest in four equal installments on each of the first four anniversaries of the grant date, May 11, 2017. The remaining 50% of the options will vest based on the achievement of the December 31, 2017 run-rate synergy target.

(5)
75% of the options are scheduled to vest in four equal installments on each of the first four anniversaries of the grant date, September 11, 2017. The remaining 25% of the options will vest based on the achievement of the December 31, 2017 run-rate synergy target.

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

COMPENSATION OF DIRECTORS

Director Compensation Narrative

The table below sets forth the fees and other compensation that we paid to our non-employee directors for 2017 pursuant to the director compensation program as currently in effect. In addition to these fees and other compensation, all directors are reimbursed for their out-of-pocket expenses incurred in attending Board and Board committee meetings.

Nature of Director Compensation	Amount
Annual Board Retainers:(1)(2)
Non-Executive Chair of the Board	$80,000
Other Non-Employee Directors	$60,000
Annual Board Committee Chair Retainers:(1)(2)
Audit Committee Chair	$10,000
Compensation Committee Chair	$7,500
Governance and Nominating Committee Chair	$5,000
Fees for Board or Committee Meetings/Teleconferences Attended in Excess of Four:	$750 per meeting/teleconference
Annual Restricted Stock Grant:
All Non-Employee Directors(3)	$40,000 worth of shares
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

(3)
The 2011 Plan provides for the grant, on an annual basis, of $40,000 of restricted stock to each non-employee member of the Board, issued as of the date of the annual meeting to be issued under such plan. For 2017, these were immediately vested.

Director Compensation Table

The following table shows total compensation awarded or paid to each non-employee director during 2017.

Name	Fees Earned or Paid in Cash ($)(4)	Stock Awards ($)(1)	Total ($)(2)

Ronald V. Aprahamian	92,000	39,680	131,680
Frank Bazos	41,992	44,992	86,984
Paul Daoust	41,992	44,992	86,984
Mark Emkjer(3)	33,750	-	33,750
Larry Ferguson	77,000	39,680	116,680
James Foreman	45,742	44,992	90,734
Gus D. Halas(3)	39,750	-	39,750
Thomas A. Watford	82,000	39,680	121,680
__________________

(1)
The stock awards reflected in this column were granted under the 2011 Plan. Stock awards under the plan are normally made following the annual meeting of shareholders. The amounts shown represent the aggregate grant date fair value of the stock awards, as computed in accordance with FASB ASC Topic 718. Each director elected at the 2017 annual meeting of shareholders received 64,000 shares of restricted stock in September 2017. Mr. Bazos, Mr. Daoust, and Mr. Foreman each received 4,600 shares of restricted stock in June 2017 in connection with their service as directors from closing of the Merger in May 2017 through the 2017 annual meeting of shareholders.

(2)
Total compensation excludes reimbursements of expenses incurred by the directors in attending Board meetings and carrying out their other duties as directors. For each director, such reimbursements totaled less than $1,700 during 2017.

(3)
Mr. Emkjer and Mr. Halas resigned from the Board of Directors at closing of the Merger with PHS in May 2017. At the same time, Mr. Bazos, Mr. Daoust, and Mr. Foreman were appointed to the Board of Directors.

(4)	As part of the Company’s efforts to conserve cash, the final $85,125 of the cash component of the Company’s aggregate Board fees for the fourth quarter of 2017 have been accrued and remain unpaid.
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

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information relating to our equity compensation plans as of December 31, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders(1)	2,577,860	$1.17	682,034
Equity compensation plans not approved by security holders	____	____	____
__________________

(1)
As of December 31, 2017, the 2011 Plan, the 2008 Plan, and the 2007 Plan were the two equity compensation plans that were in effect and under which the Company may make future awards. The number of shares available for grant under each plan as of December 31, 2017, is as follows: 2011 Plan – 567,893; 2008 Plan – 114,141.

BENEFICIAL OWNERSHIP TABLE

The table below sets forth information available to us as of April 15, 2018, regarding the beneficial ownership of our common stock by (i) each person, or group of affiliated persons, known by us to beneficially own more than five percent (5%) of the outstanding shares of our common stock, (ii) each of our directors and director nominees, (iii) each of our named executive officers listed in the Summary Compensation Table located elsewhere in this prospectus, and (iv) all of our directors and executive officers as a group.

The information in the table has been presented in accordance with SEC rules and is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC’s rules, a person is deemed to own beneficially all securities as to which that person owns or shares voting or dispositive power, as well as all securities which such person may acquire within 60 days through the exercise of currently available conversion rights or options. If two or more persons share voting or dispositive power with respect to specific securities, all such persons may be deemed to be the beneficial owner of such securities. Information with respect to persons other than the holders listed in the table below that share beneficial ownership with respect to the securities shown is set forth in certain of the footnotes to the table.

Except as otherwise noted, the number of shares owned and percentage ownership in the following table is based on 26,768,498 shares of our common stock outstanding on April 15, 2018, plus 187,500 shares that certain executive officers have the right to acquire within 60 days of April 15, 2018, upon the exercise of outstanding options.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Common Stock Outstanding

5% Shareholders:
WH-HH Holdings, LLC	12,519,259(1)	46.77%
John Pappajohn 666 Walnut Street, Suite 2116 Des Moines, IA 50309	2,145,930(2)	8.02%

Named Executive Officers, Directors and Nominees for Director:
Ronald V. Aprahamian	758,056(3)	2.83%
Mark Clermont	*	*
Kevin Johnson	*	*
Tom Basiliere	*	*
Steven R. Balthazor	7,131	*
Henry E. Dubois	89,821	*
Frank Bazos	68,600	*
Paul Daoust	189,873	*
Larry Ferguson	139,976	*
James Foreman	68,600	*
Thomas Watford	119,832	*

All Directors and Executive Officers as a Group (10 persons)	1,441,889	5.38%
__________________

*	Represents less than one percent of the outstanding shares of our common stock.

(1)	WH-HH Holdings, LLC filed an amended Schedule 13D on April 11, 2018, disclosing that it has sole voting and dispositive power with respect to these shares.

(2)	John Pappajohn filed a Schedule 13G on February 12, 2018, disclosing that it has sole voting and dispositive power with respect to these shares.

(3)	Includes 60,000 shares held by Mr. Aprahamian as trustee for his late mother’s trust.

ITEM 13	Certain Relationships and Related Transactions, and Director Independence

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

There were no “related person” transactions arising or existing during 2017 or 2016, nor any currently proposed transactions, requiring disclosure under the applicable SEC rules and regulations or the Company’s policies and procedures.

ITEM 14	Principal Accountant Fees and Services

The following table presents the fees for professional services rendered by Mayer Hoffman McCann P.C. ("MHM") for the audit of our annual consolidated financial statements for the years ended December 31, 2017 and 2016, and fees for other services rendered by MHM and KPMG LLP during those periods.

Type of Fees	Fiscal Year Ended December 31, 2017	Fiscal Year Ended December 31, 2016
Audit Fees(1)	$705,498	$504,853
Audit-Related Fees	-	-
Tax Fees(2)	$52,707	$50,896
Total Fees	$758,205	$555,749
__________________

(1)
This category includes fees associated with the annual audits of financial statements, quarterly reviews of our financial statements, and additional billings for non-routine and other matters subject to audit during these years. The audit fees incurred in 2016 were comprised of $392,603, which were incurred by Mayer Hoffman McCann P.C. from the time of appointment on May 16, 2016, and $112,250 incurred by KPMG LLP for the period of January 1, 2016 through May 15, 2016. The audit fees incurred in 2017 were comprised of $705,498, which were incurred by Mayer Hoffman McCann P.C. from January 1, 2017 through December 31, 2017.

(2)	Tax fees in each of 2017 and 2016 consist of fees for tax compliance and general tax consulting services.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee, in accordance with its charter, reviews and pre-approves all audit and permissible non-audit services provided by MHM, our independent registered public accounting firm, and the related fees to provide such services. By resolution of the Audit Committee, the chair of the Audit Committee may approve dollar amounts in excess of the fees established in such resolution(s), subject to ratification by the full committee at its next regular meeting. At subsequent Audit Committee meetings, the Audit Committee receives updates on services being provided by the independent registered public accounting firm, and management may present additional services for approval. All services being provided by the independent registered public accounting firm are regularly reviewed. For 2017, all audit and non-audit services provided by MHM were approved in advance by the Audit Committee.

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

HOOPER HOLMES, INC.
(Registrant)

April 30, 2018	By:	/s/ Henry E. Dubois
Henry E. Dubois
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Henry E. Dubois	Chief Executive Officer;	April 30, 2018
Henry E. Dubois	Director

/s/ Kevin Johnson	Chief Financial Officer	April 30, 2018
Kevin Johnson

/s/ Ronald V. Aprahamian		April 30, 2018
Ronald V. Aprahamian	Director

/s/ Frank Bazos		April 30, 2018
Frank Bazos	Director

/s/ Paul Daoust		April 30, 2018
Paul Daoust	Director

/s/ Larry Ferguson		April 30, 2018
Larry Ferguson	Director

/s/ James Foreman		April 30, 2018
James Foreman	Director

/s/ Thomas A. Watford		April 30, 2018
Thomas A. Watford	Director