Form 10-Q
period 2018-03-31
HOOPER HOLMES INC
filed 2018-05-15
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018
or
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

Yes ☐	No ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares outstanding of the Registrant's $0.04 par value common stock as of April 30, 2018 was 26,768,498 shares.

HOOPER HOLMES, INC. AND SUBSIDIARIES

PART I - Financial Information

ITEM 1	Financial Statements

Hooper Holmes, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$544	$884
Accounts receivable, net of allowance for doubtful accounts of $533 and $260 at March 31, 2018 and December 31, 2017, respectively	8,910	16,762
Inventories	819	1,004
Other current assets	755	998
Total current assets	11,028	19,648
Property, plant and equipment, net	1,546	1,752
Intangible assets, net	9,006	9,644
Goodwill	8,759	8,759
Other assets	744	397
Total assets	$31,083	$40,200
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$14,563	$12,690
Accrued expenses	9,221	9,255
Short-term debt	13,979	19,314
Other current liabilities	4,762	5,529
Total current liabilities	42,525	46,788
Other long-term liabilities	300	268
Commitments and contingencies	—	—
Stockholders' deficit:
Common stock, par value $0.04 per share; Authorized: 240,000,000 shares; Issued and Outstanding: 26,768,498 shares at March 31, 2018, and December 31, 2017	1,071	1,071
Additional paid-in capital	177,406	177,397
Accumulated deficit	(190,219)	(185,324)
Total stockholders' deficit	(11,742)	(6,856)
Total liabilities and stockholders' deficit	$31,083	$40,200
See accompanying notes to unaudited condensed consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenues	$11,335	$7,601
Cost of operations	8,667	5,909
Gross profit	2,668	1,692
Selling, general and administrative expenses	6,851	3,480
Transaction costs	126	682
Operating loss from continuing operations	(4,309)	(2,470)
Interest expense	886	767
Other income	(1)	—
Loss from continuing operations before income tax expense	(5,194)	(3,237)
Income tax expense	—	5
Loss from continuing operations	(5,194)	(3,242)
Discontinued operations:
Gain (loss) from discontinued operations	(35)	113
Net loss	$(5,229)	$(3,129)

Basic and diluted earnings (loss) per share:
Continuing operations
Basic and Diluted	$(0.20)	$(0.30)
Discontinued operations
Basic and Diluted	$—	$0.01
Net loss
Basic and Diluted	$(0.20)	$(0.29)
Weighted Average number of shares:
Basic and Diluted	26,768,498	10,814,398
See accompanying notes to unaudited condensed consolidated financial statements.

 Hooper Holmes, Inc.
Condensed Consolidated Statement of Stockholders’ Deficit
(unaudited)
 (in thousands, except share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2017	26,768,498	$1,071	$177,397	$(185,324)	$(6,856)
Net loss	—	—	—	(5,229)	(5,229)
Share-based compensation	—	—	32	—	32
Issuance of common stock in connection with the LPC Equity Line	—	—	(23)	—	(23)
Adoption of ASU 2014-09		—	—	334	334
Balance, March 31, 2018	26,768,498	$1,071	$177,406	$(190,219)	$(11,742)
See accompanying notes to unaudited condensed consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,229)	$(3,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	937	623
Other debt related costs included in interest expense	320	548
Provision for bad debt expense	167	13
Share-based compensation expense	32	38
Expense for common stock issuance for payment of transaction costs for the LPC Equity Line	(23)	—
Change in assets and liabilities:
Accounts receivable	7,684	(1,553)
Inventories	186	(28)
Other assets	280	(27)
Accounts payable, accrued expenses and other liabilities	762	276
Net cash provided by (used in) operating activities	5,116	(3,239)
Cash flows from investing activities:
Capital expenditures	—	(89)
Net cash used in investing activities	—	(89)
Cash flows from financing activities:
Borrowings under credit facility	13,800	7,077
Payments under credit facility	(18,928)	(6,689)
Principal payments on Term Loan	(250)	—
Issuance of common stock and warrants, net of issuance costs	—	1,300
Payments on capital lease obligations	(63)	—
Debt issuance costs	(15)	—
Net cash (used in) provided by financing activities	(5,456)	1,688
Net decrease in cash and cash equivalents	(340)	(1,640)
Cash and cash equivalents at beginning of period	884	1,866
Cash and cash equivalents at end of period	$544	$226

Supplemental disclosure of non-cash investing and financing activities:
Fixed assets vouchered but not paid	$94	$46
Supplemental disclosure of cash paid during period for:
Income taxes	$—	$23
Interest	$538	$241
See accompanying notes to unaudited condensed consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
March 31, 2018
(unaudited)

Note 1: Basis of Presentation

Hooper Holmes, Inc. and its subsidiaries (“Hooper Holmes” or the "Company”) provide on-site screening services and flu shots, laboratory testing, health risk assessment, and sample collection services to individuals as part of comprehensive health and wellbeing programs offered through organizations sponsoring such programs including corporate and government employers, health plans, hospital systems, health care management companies, wellbeing companies, brokers and consultants, disease management organizations, reward administrators, third party administrators, clinical research organizations and academic institutions. Through the Company's comprehensive health and wellbeing services, the Company also provides health coaching to support positive health risk migration, access to a wellbeing platform with individual and team challenges and rewards management, interoperability with third party digital health providers, data analytics, and reporting services. The Company contracts with health professionals to deliver these services nationwide, all of whom are trained and certified to deliver quality service. In addition, the Company leverages our national network of health professionals to support the delivery of other similar products and services. The Company’s Food and Drug Administration ("FDA") and International Organization for Standardization ("ISO") certified medical-kit facility provides services to global pharmaceutical companies, and supports the delivery of our products and services in a high-quality, secure manner. In 2017, the Company merged with Provant Health Solutions LLC ("PHS"), which offered a similar set of services as Hooper Holmes. The combined company provides a personalized, one-stop programming experience for customers, with proven outcomes powered by sophisticated data collection and management. This uniquely positions the Company to transform and capitalize on the large and growing health and wellbeing market. On January 23, 2018, the Company announced that it has re-branded to Hooper Holmes, Inc. d/b/a Provant Health.

The Company operates under one reporting segment. The Company’s biometric screening services are subject to seasonality, with the third and fourth quarters typically being its strongest quarters due to increased demand for screening services from mid-August through late-November related to annual benefit renewal cycles as well as the seasonal delivery of flu shots. Engagement in the Company’s health and wellbeing service operations are more constant, though there are some variations due to the timing of the health coaching programs which are billed per participant and typically start shortly after the conclusion of onsite screening events. In addition to the Company’s screening and health and wellbeing services, the Company generates ancillary revenue through the assembly of medical kits for sale to third parties.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Hooper Holmes and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2017 Annual Report on Form 10-K, filed with the SEC on April 17, 2018, as amended by Amendment No. 1 on Form 10-K/A, which was filed with the SEC on May 1, 2018.

Prior to 2015, the Company completed the sale of certain assets comprising its Portamedic, Heritage Labs, and Hooper Holmes Services businesses. The operating results of these businesses have been segregated and reported as discontinued operations for all periods presented in this Quarterly Report on Form 10-Q.

On May 11, 2017, the Company closed the transactions (the “Merger”) contemplated by the Agreement and Plan of Merger dated March 7, 2017 (the "Merger Agreement") by and among the Company, Piper Merger Corp., PHS, and Wellness Holdings, LLC. PHS was the surviving entity in the Merger, as a result of which it became a wholly-owned subsidiary of the Company. See Note 3 to the condensed consolidated financial statements for further discussion.

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

The results of operations for the three months ended March 31, 2018 and 2017, are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Adoption of new accounting standard

Accounting Standards Update (“ASU”) 2014-09, “Revenue - Revenue from Contracts with Customers (Topic 606)” (“ASU-2014-09”), which with amendments is collectively known as ASC 606. On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) using the modified retrospective method. As a policy election, the new revenue standard was applied only to contracts that were not substantially completed as of the date of adoption. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the January 1, 2018 opening balance of accumulated deficit. The prior period condensed consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.

As a result of the adoption of ASU 2014-09, the Company has changes to its revenue recognition policy for revenue recognition. Revenue is recognized when control of the services or goods, through the performance obligation of the Company is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations. The Company accounts for revenue contracts with customers based on the following steps:

•	Identification of the contract, or contracts with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation

Revenue is recognized for screening services when the screening is completed based on the either the actual number of participants screened or an estimated minimum depending on the terms of the contract. Revenue for wellness portal services are recognized on a per eligible member, per month basis, while revenue from wellness coaching services are recognized as services are performed or ratable over the delivery period. The ratable recognition is the result of a stand ready obligation under which we expect the customer to receive and consume the benefits throughout the period. This is a faithful depiction of the satisfaction of the performance obligation because we cannot reasonably estimate when they will request performance and therefore have determined that the straight-line method is the most appropriate measure of performance. Revenue for kit assembly is recorded upon completion of the kit as the Company only assembles components on behalf of the customer and does not take control of the raw materials or finished goods. For contracts with multiple performance obligations, the transaction price is allocated to each individual performance obligation based on the standalone selling price of that performance obligation. We use standalone transactions when available to value each performance obligation. If standalone transactions are not available, we will estimate the standalone selling price through a cost plus a reasonable margin analysis. Any discounts from standalone selling price are spread proportionally to each performance obligation.

The Company has agreements with third parties for the procurement of rewards and gift cards for some customers who subsequently distribute these rewards and gift cards to their employees for engaging in certain health and wellness activities. The Company does not control the rewards and gift cards before they are transferred to the customer, the pricing is controlled by the third party and the Company does not generate any profit or loss for these activities as the service is only a “pass-though” cost, and therefore the Company has been classified as an agent with regards to these subcontracted services. These pass-through costs are not included in the transaction price and the Company will record the reimburse of these costs net of the amount it pays the third party.

The Company recognizes contract assets, or unbilled receivables, related to the rights to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the customer. Unbilled receivables were $3.0 million at March 31, 2018. The unbilled receivables of $2.7 million outstanding at December 31, 2017 were subsequently billed prior the March 31, 2018.

The Company records contract liabilities when cash payments are received for due in advance of performance to deferred revenue. Deferred revenue primarily relates to the advance consideration received from the customer. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue during the three months ended March 31, 2018 increased by $0.3 million resulting from $0.8 million of additional invoicing and was offset by revenue recognized of $1.2 million during the same period, of which $0.7 million was included in deferred revenue at the beginning of the period. As of March 31, 2018, there is $1.8 million in total deferred revenue of which $0.1 million is long-term and will be recognized over a period exceeding 12 months. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year of less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.

The recognition of our revenues remains substantially unchanged under ASC 606 with the exception of upfront fees charged to our customers which had a material impact. Depending on the terms of the contract, the period over which the upfront fees will be recognized may differ from the current treatment. In addition to the revenue change for up-front fees, the Company expects a change to the direct and incremental costs to obtain contract with customers, such as sales commissions, as these costs will be deferred and recognized over the period of benefit rather than expensing them as incurred in the period that the commissions are earned by our employees. The change in deferred commission expense as a result of deferring incremental costs of obtaining a contract and the related offset of amortization were both immaterial during the three months ended March 31, 2018.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard was as follows:

(in thousands)	Balance at December 31, 2017	Adjustments due to ASC 606	Balance at January 1, 2018
ASSETS
Other current assets	$998	$70	$1,068
Other assets	397	359	756
LIABILITIES AND STOCKHOLDERS' DEFICIT
Other current liabilities	5,529	(42)	5,487
Other long-term liabilities	268	(53)	215
Accumulated deficit	(185,324)	(334)	(184,990)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations was as follows:

	March 31, 2018
(in thousands)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
BALANCE SHEET
ASSETS
Other current assets	$755	$683	$72
Other assets	744	385	359
LIABILITIES AND STOCKHOLDERS' DEFICIT
Other current liabilities	4,762	4,633	129
Other long-term liabilities	300	247	53
Accumulated deficit	(190,219)	(189,885)	334

	Three Months Ended March 31, 2018
(in thousands)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
STATEMENT OF OPERATIONS
Revenues	$11,335	$11,422	$(87)
Selling, general and administrative expenses	6,851	6,849	2
Net loss	(5,229)	(5,144)	(85)

The following table disaggregates our revenue by major product line:

(in thousands)	Three Months Ended March 31, 2018
Screening revenues	$7,345
Portal revenues	3,030
Coaching revenues	589
Other revenues	371
Total revenues	$11,335

New Accounting Pronouncements

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

Note 2: Liquidity and Going Concern Assessment

The Company's primary sources of liquidity are cash and cash equivalents as well as availability under a Credit and Security Agreement (the "2016 Credit and Security Agreement") with CNH Finance Fund I, L.P., f/k/a SCM Specialty Finance Opportunities Fund, L.P. ("CNH"), as amended. If the Company needs to borrow in the future under its 2016 Credit and Security Agreement, as amended, which is solely at the lender's discretion, the amount available for borrowing may be less than the $15.0 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  The Company has an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables up to $15.0 million under this facility. At March 31, 2018, the Company had $4.9 million of outstanding borrowings under the 2016 Credit and Security Agreement, with unused borrowing capacity of $0.2 million. In addition, the Company entered into an Amended and Restated Credit Agreement dated as of May 11, 2017 (the “A&R Credit Agreement”) with SWK Funding, LLC (“SWK”), as amended, which provides both a term loan of $8.5 million (the “Term Loan”) and a $2.0 million revolving credit facility (the “Seasonal Facility”) that the Company can use between June 1 and November 30, for both 2017 and 2018. In 2017, the A&R Credit Agreement with SWK increased the principal balance under the existing former Term Loan to $6.5 million and provided for an additional $2.0 million term loan (the “August 2017 Term Loan”). The debt agreements with CNH and SWK described above contain certain financial covenants, including various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements, which the Company was not in compliance with as of March 31, 2018. On February 2, 2018, the Company entered into a Third Amendment to the A&R Credit Agreement which extended the August 2017 Term Loan’s maturity date to April 30, 2018. The Company has repaid $250,000 of the principal balance thereon as part of this Third Amendment. Under this Third Amendment, there was a second payment of $250,000 due in March 2018, with the balance of the August 2017 Term Loan due April 30, 2018, neither of which was repaid in accordance with the amendment. On May 10, 2018, the Company signed a Fourth Amendment to the A&R Credit Agreement (the "Fourth Amendment"), which provided a forbearance period that runs through June 1, 2018 with respect to the Company’s outstanding payment and covenant defaults under the A&R Credit Agreement. Under this agreement SWK has also agreed to lend an additional $1.5 million (the “May 2018 Term Loan”). On May 11, 2018, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with CNH pursuant to which CNH agreed to forbear from enforcing its rights with respect to all outstanding covenant violations under the 2016 Credit and Security Agreement until June 1, 2018. Pursuant to both the Fourth Amendment and the Forbearance Agreement, the Company must use reasonable best efforts to identify potential acquirers or investors and to effectuate a transaction that results in a sale, merger, acquisition, or similar material investment in the Company as imminently as reasonably possible (the “Transaction”) and is required to engage an investment banker acceptable to SWK to advise and represent the Company with respect to the Transaction. On May 10, 2018, the Company engaged Raymond James in fulfillment of the requirement to engage an acceptable investment banker.

The Company has historically used availability under a revolving credit facility to fund operations due to a lag between the payment of certain operating expenses and the subsequent billing and collection of the associated revenue based on customer payment terms. To illustrate, in order to conduct successful screening services, the Company must expend cash to deliver the equipment and supplies required for the screening services. The Company must also expend cash to pay the health professionals and site management conducting the screening services. All of these expenditures are incurred in advance of the customer invoicing process and ultimate cash receipts for services performed. Given the seasonal nature of our operations, management expects to need a revolving credit facility in 2018 and beyond.

Going Concern

In accordance with ASC 205-40, the following information reflects the results of management’s assessment of its ability to continue as a going concern.

Principal conditions or events that require management's consideration

Following are conditions and events which require management's consideration:

•
The Company had a working capital deficit of $31.5 million with $0.5 million in cash and cash equivalents at March 31, 2018. The Company had $13.6 million of payables at March 31, 2018, that were past due-date terms. The Company continues to work with its vendors to facilitate revised payment terms; however, the Company has had certain vendors who have terminated services, threatened to terminate services, filed legal action or threatened to file legal action due to aged outstanding payables and in order to accelerate invoice payments.  At March 31, 2018, over 60% of the Company's outstanding payables were more than 90 days past due. If certain services were terminated and the Company was not able to find alternative sources of supply, it could have a material adverse impact on our business.

•
The Company’s net cash provided by operating activities during the three months ended March 31, 2018, was $5.1 million. The Company’s current forecast does not indicate positive cash flow in 2018, and our history of losses requires us to be cautious in our forecasting. The Company continues reviewing restructuring within our organization for additional cost savings and improved strategic market and customer services offerings.

•	The Company incurred a loss from continuing operations before income tax expense of $5.2 million for the three months ended March 31, 2018.

•
The Company had $4.9 million of outstanding borrowings under the 2016 Credit and Security Agreement with CNH, with unused borrowing capacity of $0.2 million, as of March 31, 2018. As of April 30, 2018, the Company had $5.6 million of outstanding borrowings and $0.3 million of unused borrowing capacity. Any borrowings on the unused borrowing capacity are at the discretion of CNH.

•
The Company owed $8.3 million at March 31, 2018, under the Term Loans with SWK, which was used to fund the Merger and working capital. In addition, the Company owed $1.9 million to Century Equity Partners. See Note 8 to the condensed consolidated financial statements for the Subordinated Promissory Note issued in connection with the Merger.

•
The maturity date of the August 2017 Term Loan, which comprised $1.8 million of the $8.3 million balance owed under the Term Loan with SWK, was extended to April 30, 2018. As required by the Third Amendment, which provided for the April 30, 2018 extension, and on February 1, 2018, the Company repaid $250,000 of the principal balance on the August 2017 Term Loan. The extension also required a second payment of $250,000 in March and the remaining balance due on April 30, 2018, neither of which was repaid. As a result of missing these payments, the Company was in default of that agreement. Due to the cross-default clause with CNH, the Company was also in default on its 2016 Credit and Security Agreement.  On May 10, 2018, the Company signed the Fourth Amendment, which provided a forbearance period that runs through June 1, 2018 with respect to the Company’s outstanding payment and covenant defaults under the A&R Credit Agreement. This Amendment includes new covenants with which the Company must comply. Under this Fourth Amendment, SWK has agreed to lend an additional $1.5 million (the “May 2018 Term Loan”). All principal and accrued interest on the May 2018 Term Loan and the August 2017 Term Loan will be due and payable on June 1, 2018. As a result of the cross-default, the Company also entered into the Forbearance Agreement through June 1, 2018 with CNH with respect to defaults under the 2016 Credit and Security Agreement. If the Company is unable to negotiate forbearance agreements beyond June 1, 2018, raise sufficient capital to repay the facilities, or replace the facilities with new debt facilities, the defaults could have a material adverse impact on our business. For additional information regarding the 2016 Credit and Security Agreement, the A&R Credit Agreement, and the related covenants, refer to Note 8 to the condensed consolidated financial statements.

•
    The debt agreements with CNH and SWK described above contain certain financial covenants, including various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements, which the Company did not comply with as of March 31, 2018 but which are subject to the forbearance under the Fourth Amendment and the Forbearance Agreement. The Fourth Amendment with SWK contains additional covenants with which the Company must comply.

•
Pursuant to both the Fourth Amendment and the Forbearance Agreement, the Company must use reasonable best efforts to identify potential acquirers or investors and to effectuate a transaction that results in a sale, merger, acquisition, or similar material investment in the Company as imminently as reasonably possible (the “Transaction”) and is required to engage an investment banker acceptable to SWK to advise and represent the Company with respect to the Transaction. On May 10, 2018, the Company engaged Raymond James in fulfillment of the requirement to engage an acceptable investment banker.

•
There is an increased risk of losing key managerial and operational personnel as we seek to remedy our going concern and liquidity problems and pursue a Transaction with the assistance of our CRO and investment banker.

•
We have contractual obligations related to operating leases for our two locations in Olathe, KS, and East Greenwich, RI, capital leases obtained in the Merger and employment contracts which could adversely affect liquidity. Refer to Note 9 to the condensed consolidated financial statements.

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

•
The Company is undertaking efforts, including providing additional incentive-based compensation, to retain its key personnel as it seeks a Transaction to satisfy the requirements of the Fourth Amendment and the Forbearance Agreement.

•
Under the restructuring plan being developed by the CRO, the Company will consider all available options for strengthening our balance sheet through acquisitions and divestitures, capital-raising activities, and restructuring existing obligations. The Company has engaged Raymond James as its investment banker to advise and represent the Company as it seeks a Transaction to fulfill the requirements of the Fourth Amendment and the Forbearance Agreement.

•
The Company executed forbearance agreements with both of its secured lenders through June 1, 2018 and will continue to work with its lenders in securing a longer period forbearance agreement, although to date nothing has been formally agreed upon and the Company may be unable to complete such an extended forbearance agreement.

•
Pursuant to the Fourth Amendment SWK has agreed to lend an additional $1.5 million to the Company. The lender will provide the Company three advances under this agreement as long as the Company is in compliance with the additional covenants set forth in the Fourth Amendment.

•
On August 31, 2017, the Company entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”) (the "LPC Equity Line"), pursuant to which the Company has the right to sell to LPC up to $10.0 million in shares of the Company’s common stock, $0.04 par value. Based on the market price of the Company’s stock at the time of this filing, the Company would be limited to selling LPC a dollar value of shares totaling approximately $1,750 per day. Subject to these limitations and satisfaction of the conditions set forth in the Registration Rights Agreement, the Company will have the right to require LPC to purchase shares to provide equity financing for our operations over a 36-month period.

•
The Company has been able to obtain more favorable payment terms with some of its vendors and will continue to pursue revised terms, based on the new consolidated company model after the Merger. Hooper Holmes and PHS had several of the same vendors and have been able to work with them collectively to establish favorable terms going forward which should improve liquidity.

•
The Company will continue to aggressively seek new and return business from our existing customers and expand our presence in the health and wellness marketplace. The Company will also evaluate the overall profitability of our existing customer contracts and attempt to address underperforming business through price increases, cost savings or termination of services.

•
The Company will continue to analyze and implement further cost reduction initiatives and efficiency improvements (see Note 9 to the condensed consolidated financial statements). In March 2018, the Company reorganized several departments which resulted in headcount reductions and additional savings.

Management's assessment and conclusion

Considering the Company's recent history of liquidity challenges, the Company has evaluated its plans described above to determine the likelihood that they will be effectively implemented and, if so, the likelihood that they will alleviate or mitigate the conditions and events that raise substantial doubt about the Company's ability to continue as a going concern.  Successful implementation of these plans involves both the Company's efforts and factors that are outside its control, such as its ability to effectuate a Transaction, attract and retain new and existing customers and to negotiate suitable terms with vendors and financing sources.  As a result, the Company can give no assurance that its plans will be effectively implemented in such a way that they will sufficiently alleviate or mitigate the conditions and events noted above, which results in substantial doubt about the Company's ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Note 3: Merger

On May 11, 2017, the Company closed the Merger contemplated by the Merger Agreement by and among the Company, Piper Merger Corp., PHS, and Wellness Holdings, LLC. PHS was the surviving entity in the Merger, as a result of which it became a wholly-owned subsidiary of the Company. As Merger consideration, the Company issued 10,448,849 shares to the PHS equity holders (the “Former PHS Owners”). The Former PHS Owners now hold approximately 47% of the Company’s approximately 26.8 million outstanding shares of common stock as of March 31, 2018. During the three months ended March 31, 2018, there were no transaction costs associated with the Merger. During the three months ended March 31, 2017, the Company recorded $0.6 million of transaction costs in connection with the Merger in the condensed consolidated statement of operations.

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

The Company allocated the purchase price to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The allocation of the purchase price was based on management's estimates and assumptions at the time of acquisition. As of March 31, 2018, the Company has made adjustments to certain accrued expenses, subordinated debt discount, and tax balances during the measurement period, resulting in a $1.6 million increase in goodwill.

The allocation of purchase price is as follows:

(in thousands)	March 31, 2018
Cash	$1,936
Accounts receivable	3,128
Inventory and other assets	1,209
Fixed assets	1,041
Technology	4,200
Customer relationships	3,400
Trade name/trademark	200
Non-compete agreements	10
Goodwill	8,126
Accounts payable	(2,945)
Accrued expenses and other liabilities	(6,789)
Line of credit	(4,684)
Capital leases	(334)
Deferred revenue	(200)
Subordinated promissory note	(1,917)
Subordinated promissory note, discount	411
Purchase Price	$6,792

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

Amortization is expected to be recorded on a straight-line basis over the estimated useful life of the asset. The Company recorded amortization expense of $0.3 million during the three months ended March 31, 2018, related to the intangible assets acquired in the Merger, of which $0.2 million is recorded as a component of cost of operations and $0.1 million is recorded as a component of selling, general and administrative expenses. The goodwill of $8.1 million was recorded in one reporting unit as the Company does not report segments, and is expected to be deductible for tax purposes.

The condensed consolidated statement of operations for the three months ended March 31, 2018, includes revenue of $5.4 million attributable to PHS since the Merger date of May 11, 2017. Disclosure of the earnings contribution from the PHS business is not practicable, as the Company has already integrated operations in many areas.

The following table provides unaudited pro forma results of operations for the three months ended March 31, 2018 and 2017, as if the Merger had been completed on the first day of the Company's 2017 fiscal year.

	Three Months Ended March 31,
(in thousands)	2018	2017
Pro forma revenues	$11,335	$13,150
Pro forma loss from continuing operations	$(5,194)	$(5,807)

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had the Company been a combined company during the periods presented, nor are they indicative of the consolidated results of operations in future periods, as they do not reflect the operational synergies expected to be achieved by reducing fixed costs by combining operations. Pro forma results for the three months ended March 31, 2017, include immaterial pre-tax adjustments for net amortization of intangible assets and the addition of transaction costs of $1.2 million.

Note 4:	Loss Per Share

Basic loss per share equals net loss divided by the weighted average common shares outstanding during the period.  Diluted loss per share equals net loss divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. The calculation of loss per common share on a basic and diluted basis was the same for the three months ended March 31, 2018 and 2017, because the inclusion of dilutive common stock equivalents - the A&R Warrant (1,317,289 shares), the 10% Warrant (326,052 shares), the 2017 Private Offering Warrants (2,187,500 shares), and the August Warrant (450,000 shares) (all as defined in Note 8 to the condensed consolidated financial statements), would have been anti-dilutive for all periods presented. The Company has granted options to purchase shares of the Company's common stock through employee stock plans with the weighted average options outstanding as of March 31, 2018 and 2017, of 2,627,027 and 399,058, respectively, all of which were outstanding as of March 31, 2018, but are anti-dilutive because the Company is in a net loss position.

Note 5: Share-Based Compensation

Employee Share-Based Compensation Plans - On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the "2008 Plan") providing for the grant of stock options, stock appreciation rights, non-vested stock, and performance shares. The 2008 Plan provides for the issuance of an aggregate of 333,333 shares. There were no options for the purchase of shares granted under the 2008 Plan during the three months ended March 31, 2018, or the three months ended March 31, 2017. As of March 31, 2018, 114,141 shares remain available for grant under the 2008 Plan.

On May 24, 2011, the Company's shareholders approved the 2011 Omnibus Employee Incentive Plan (as subsequently amended and restated (the "2011 Plan"), providing for the grant of stock options and non-vested stock awards. The 2011 Plan provides for the issuance of an aggregate of 3,650,000 shares. During the three months ended March 31, 2018, the Company granted 125,000 options, and during the three months ended March 31, 2017, no options were granted for the purchase of shares under the 2011 Plan. During the three months ended March 31, 2018 and 2017, the Company granted no stock awards under the 2011 Plan. As of March 31, 2018, 442,893 shares remained available for grant under the 2011 Plan.

Options under the 2008 and 2011 Plans are granted at fair value on the date of grant, are exercisable in accordance with various vesting schedules specified in the individual grant agreements, and have contractual lives of 10 years from the date of grant.

The fair value of the stock options granted during the three months ended March 31, 2018, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended March 31,
2018
Expected life (years)	3.9
Expected volatility	89.9%
Expected dividend yield	—%
Risk-free interest rate	2.4%
Weighted average fair value of options granted during the period	$0.29

The following table summarizes stock option activity for the three month period ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2017	2,577,860	$1.17
Granted	125,000	0.65
Outstanding balance at March 31, 2018	2,702,860	$1.15	8.5	$0
Options exercisable at March 31, 2018	1,187,871	$1.68	8.6	$0

There were no options exercised during the three-month periods ended March 31, 2018 and 2017. Options for the purchase of an aggregate of 24,971 shares of common stock vested during the three-month period ended March 31, 2018, and the aggregate fair value at grant date of these options was $0.1 million. As of March 31, 2018, there was approximately $0.4 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 3.4 years.
The Company recorded $32 thousand and $38 thousand of share-based compensation expense in selling, general and administrative expenses for the three-month periods ended March 31, 2018 and 2017, respectively.

Note 6: Inventories

Included in inventories at March 31, 2018, and December 31, 2017, are $0.5 million and $0.5 million, respectively, of finished goods and $0.3 million and $0.5 million, respectively, of components.

Note 7: Goodwill and Other Intangible Assets

The Company recorded goodwill of $8.8 million as of March 31, 2018, and December 31, 2017.

Intangible assets subject to amortization are amortized on a straight-line basis, with the estimated useful life for the wellness portal and customer relationships as 4 - 6 years and 8 years, respectively. Intangible assets are summarized in the table below:

	March 31, 2018			December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Portal	$8,351	$3,690	$4,661	$8,351	$3,256	$5,095
Customer relationships	$5,497	$1,153	4,344	$5,497	$981	4,516
Trade name/trademark	200	200	—	200	171	29
Non-compete agreements	$10	$9	1	$10	$6	4
Total	$14,058	$5,052	$9,006	$14,058	$4,414	$9,644

Amortization expense for the three-month periods ended March 31, 2018 and 2017 was $0.6 million and $0.3 million, respectively.

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

During the fourth fiscal quarter of 2017, prior to our annual testing of goodwill , the Company adopted ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment", which requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. As previously disclosed, the Company has a single reporting unit, inclusive of $8.8 million of goodwill. The Company used the equity premise in assigning assets and liabilities to a reporting unit to determine its carrying value, which resulted in a stockholders’ deficit balance of $6.9 million as of December 31, 2017. The fair value of the Company is based on its market capitalization using outstanding shares and the closing stock price as of December 31, 2017 and March 31, 2018, which resulted in positive fair value of over $11 million and $14 million, respectively. Therefore, the fair value of the reporting unit is greater than the carrying amount, and goodwill is not considered to be impaired at March 31, 2018. Subsequent to March 31, 2018 the market capitalization of the Company declined to approximately $2 million, however, the fair value is still greater than the carrying amount and therefore there was no impairment resulting from this decline of market capitalization.

Note 8: Debt

The following table summarizes the Company's outstanding debt:

(in thousands)	March 31, 2018	December 31, 2017
2016 Credit and Security Agreement	$4,887	$10,015
Term Loans	8,250	8,500
Discount on Term Loans	(555)	(631)
Unamortized debt issuance costs related to Term Loans	(207)	(220)
Subordinated Promissory Note, net	1,559	1,543
Capital Leases	45	107
Total debt	13,979	19,314
Short-term portion	(13,979)	(19,314)
Total long-term debt	$—	$—

The following table summarizes the components of interest expense:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Interest expense on Term Loans (effective interest rate at March 31, 2018 and 2017 was 28% and 15%, respectively)	$349	$138
Interest expense on 2016 Credit and Security Agreement	173	81
Interest expense on Subordinated Promissory Note	39	—
Interest expense on Capital Leases	5	—
Accretion of termination fees (over term of Term Loan at rate of 8%)	111	41
Amortization of debt issuance costs	75	140
Amortization of debt discount associated with SWK Warrants #1 and #2 (defined below)	77	367
Amortization of Subordinated Promissory Note Discount	15	—
Mark to market of SWK Warrant #2 (defined below)	42	—
Total	$886	$767

Credit Facilities

As of March 31, 2018, the Company had two primary credit facilities the 2016 Credit and Security Agreement with CNH and the A&R Credit Agreement with SWK. The 2016 Credit and Security Agreement provides us with a revolving credit facility, the proceeds of which are to be used for general working capital purposes and capital expenditures. The A&R Credit Agreement with SWK provides us with additional working capital with a $6.5 million term loan and two overdraft lines of $2.0 million each, one being the Seasonal Facility which is available to us throughout the year subject to certain conditions, and the second one, the 2017 August Term Loan, which was put in place in August 2017.

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

In connection with the Merger, the Company entered into the Third Amendment, which expanded the Company's revolving credit facility from $7.0 million to $10.0 million with an accordion to $15.0 million during high-volume months, at the discretion of CNH. The Company evaluated the application of ASC 470-50 and ASC 470-60 for the Third Amendment and concluded that the transaction should be accounted for as a debt modification. CNH makes cash advances to the Company in an aggregate principal amount outstanding at any one time not to exceed the maximum borrowing capacity, subject to certain loan balance limits based on the value of the Company’s eligible collateral (the “Revolving Loan Commitment Amount”). The 2016 Credit and Security Agreement has a term of three years, expiring on April 29, 2019.

As of March 31, 2018, the Company had $4.9 million of outstanding borrowings under the 2016 Credit and Security Agreement, with an unused borrowing capacity of $0.2 million. As of April 30, 2018, the Company had $5.6 million of outstanding borrowings and $0.3 million of unused borrowing capacity. Any borrowings on the unused borrowing capacity are at the discretion of CNH. Immediately following the Merger, the Company paid off PHS's outstanding line of credit balance, noted in the purchase price allocation in Note 3 to the condensed consolidated financial statements, of $4.7 million.

Borrowings under the 2016 Credit and Security Agreement bear interest at a fluctuating rate that when annualized is equal to the Prime Rate plus 4.5%, subject to increase in the event of a default. The Company paid CNH a $0.1 million facility fee, and monthly, CNH will receive an unused line fee equal to one-half of one percent (0.5%) per annum of the difference derived by subtracting (i) the greater of (x) the average daily outstanding balance under the Revolving Facility during the preceding month and (y) the Minimum Balance, from (ii) the Revolving Loan Commitment Amount and also a collateral management fee equal to one-half of one percent (0.5%) per annum of the Revolving Loan Commitment Amount. In connection with the Third Amendment, the Company paid fees of $0.1 million to CNH that were capitalized in Other Assets. As of March 31, 2018, the remaining balance in debt issuance costs recorded in Other Assets on the condensed consolidated balance sheet was $0.2 million.

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

(in thousands)	Minimum Aggregate Revenue (LTM) as of the end of:
Months Ending	Twelve	Twelve	Twelve	Twelve	Twelve
Period Ended	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	each fiscal quarter thereafter
	$69,000	$70,000	$71,000	$74,000	$75,000

Minimum Adjusted EBITDA as of the end of:
Months Ending	Twelve	Twelve	Twelve	Twelve	Twelve
Period Ended	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	each fiscal quarter thereafter
	$5,000	$5,200	$6,000	$8,000	$9,000

Minimum Consolidated Unencumbered Liquid Assets as of:
The end of each fiscal quarter
$1,000

The Company was not in compliance with the covenants as of March 31, 2018, and was in default, which enables its lenders to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral. Due to the covenant violations, the debt has been classified as short term on the condensed consolidated balance sheet as of March 31, 2018.

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

The outstanding principal balance under the A&R Credit Agreement bears interest at an adjustable rate per annum equal to the LIBOR Rate (subject to a minimum amount of one percent (1.0%)) plus twelve-and-a-half percent (12.5%) and is due and payable quarterly, in arrears, commencing in the third quarter of 2017. Upon the earlier of (a) the maturity date on May 11, 2021, or (b) full repayment of the Term Loan, whether by acceleration or otherwise, the Company is required to pay an exit fee equal to eight percent (8%) of the aggregate principal amount of all term loans advanced under the A&R Credit Agreement. The Company is recognizing the exit fee over the term of the Term Loan through an accretion accrual to interest expense using the effective interest method. In connection with the A&R Credit Agreement, the Company paid a $97,500 origination fee to SWK and $150,000 of legal fees, which per the TDR guidance noted above were recorded as transaction costs in 2017. The Company was also required to pay the $0.4 million exit fee from the original Credit Agreement to SWK at the time of the Merger.

In addition, SWK is providing a $2.0 million seasonal revolving credit facility (the "Seasonal Facility"), which was guaranteed by the parent company of one of the Former PHS Owners, Century Focused Fund III, LP (“Century”). In exchange for Century’s guaranty of the Seasonal Facility pursuant to a Limited Guaranty Agreement dated May 11, 2017, among Century, SWK and the Company (the “Century Guaranty”), the Company issued to WH-HH Blocker, Inc., a subsidiary of Century (“WH-HH Blocker”), a Common Stock Purchase Warrant to purchase 326,052 shares of Common Stock, with a strike price of $0.6134 per share (the “10% Warrant”). If the guaranty is called, the Company would issue to WH-HH Blocker an additional Common Stock Purchase Warrant to purchase 2,934,468 shares of Common Stock, with a strike price of $0.6134 per share (the “90% Contingent Warrant”) (together with the 10% Warrant, the "Century Warrants"). The Century Warrants will be exercisable for seven years and will each have a strike price equal to the average trading price used to determine the number of shares subject to such warrant. The 10% Warrant will not be exercisable during the first year after closing of the Merger. The 10% Warrant was issued by the Company in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, and Rule 506 thereunder. Pursuant to a Credit Agreement Side Letter between the Company and Century executed on May 11, 2017 (the “Side Letter”), the Company is also obligated, if it fails to pay the amount outstanding under the Seasonal Facility by November 30 each year to SWK, regardless if the Century Guaranty is called by SWK, to pay interest to Century at an annual rate of 25% on the outstanding balance from November 30 until the outstanding balance under the Seasonal Facility is paid in full to SWK. As noted above, as the modification of the Term Loan was treated as a TDR, the Century Warrants issued as part of the TDR were treated similarly to the cash transaction costs discussed above and thus the fair value of the Century Warrants was recorded as transaction costs in the three-month period ended March 31, 2018. The Century Warrants are being accounted for as derivatives and thus will be re-measured at fair value at each reporting date with the change in fair value reflected in earnings. The Company valued the Century Warrants using the Black-Scholes pricing model, which utilizes Level 3 Inputs. The Company utilized volatility of 80.6%, a risk-free rate of 2.22%, dividend rate of zero, and term of 7 years, which is consistent with the exercise period of the Century Warrants.

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

In connection with the execution of the A&R Credit Agreement, the Company issued to SWK a Second Amended and Restated Closing Date Warrant (the “A&R Warrant”) to replace SWK Warrant #1 to purchase 543,479 shares of the Company’s common stock. The A&R Warrant is exercisable on a cashless basis. The exercise price of the warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like. The warrant grants the holder certain piggyback registration rights. The A&R Warrant will be exercisable for seven years, and upon exercise, the total number of shares of the Company’s common stock to be issued to SWK will be approximately 1.3 million at a strike price of $0.84 per share. The A&R Warrant is being issued by the Company in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 thereunder. As noted above, as the modification of the Term Loan was treated as a TDR, the A&R Warrant issued as part of the TDR was treated similarly to the cash transaction costs discussed above and thus the change in the fair value of SWK Warrant #1 and the A&R Warrant was recorded as a transaction cost at the time of the Merger. The Company valued the A&R Warrant using the Black-Scholes pricing model, which utilizes Level 3 Inputs. The Company utilized volatility of 80.6%, a risk-free rate of 2.22%, dividend rate of zero, and a term of 7 years, which is consistent with the exercise period of the A&R Warrant.

On August 8, 2017, the Company entered into the First Amendment that provides for an additional $2.0 million term loan (the “August 2017 Term Loan”). The Company was originally required to repay the August 2017 Term Loan by February 1, 2018 but that date has been extended to June 1, 2018. In consideration for the First Amendment, the Company issued a new warrant (the “August Warrant” (together with SWK Warrant #1, SWK Warrant #2, and the A&R Warrant, the "SWK Warrants") for SWK to purchase up to 450,000 shares of the Company’s common stock for a strike price of $0.80 per share, paid a fee of $0.03 million, and will pay an exit fee of $0.14 million if the August 2017 Term Loan is repaid by November 30, 2017, or $0.28 million if it is repaid later. The warrant was considered equity classified, and as such, the Company allocated the proceeds from the August 2017 Term Loan to the warrant using the relative fair value method. The fair value of the August Warrant at the inception of the First Amendment of approximately $0.2 million was recorded as a debt discount, and will be amortized through interest expense over the term of the A&R Credit Agreement using the effective interest method. The Company valued the August Warrant using the Black-Scholes pricing model, which utilizes Level 3 Inputs. The Company utilized volatility of 79.3%, a risk-free rate of 2.1%, a dividend rate of zero, and a term of 7 years, which is consistent with the exercise period of the August Warrant. The warrant was being issued by the Company in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 thereunder.

The A&R Credit Agreement revised the previous covenants, and contains customary representations and warranties and various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements. Additional covenants have been subsequently adopted as disclosed in Note 13. Noncompliance with these covenants constitutes an event of default. The covenants are summarized in the tables below and are on a pro forma basis as if the Merger with PHS happened as of April 1, 2017:

(in thousands)	Minimum Aggregate Revenue (LTM) as of the end of:
Months Ending	Twelve	Twelve	Twelve	Twelve	Twelve
Period Ended	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	each fiscal quarter thereafter
	$69,000	$70,000	$71,000	$74,000	$75,000

Minimum Adjusted EBITDA as of the end of:
Months Ending	Twelve	Twelve	Twelve	Twelve	Twelve
Period Ended	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	each fiscal quarter thereafter
	$5,000	$5,200	$6,000	$8,000	$9,000

Minimum Consolidated Unencumbered Liquid Assets as of:
The end of each fiscal quarter
$1,000

The Company was not in compliance with the covenants under the A&R Credit Agreement as of March 31, 2018, and on March 15, 2018, the Company did not make its $0.25 million payment; therefore, is in default. This enables the lenders to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, but subsequent to March 31, 2018 the lenders have agreed to forbear from enforcing these rights until June 1, 2018. Due to the covenant violations, the debt has been classified as short term on the condensed consolidated balance sheet as of March 31, 2018.

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

Subordinated Promissory Note

Century invested $2.5 million in PHS prior to the Merger in the form of subordinated, convertible debt bearing interest at 8.25%. Immediately prior to closing of the Merger, approximately $0.4 million of the balance of the note converted to equity in PHS. Subject to a net debt calculation in the Merger Agreement, which included a post-closing true-up, the remaining approximately $1.9 million remained outstanding as subordinated debt (not convertible anymore) of PHS to Century pursuant to the Subordinated Promissory Note dated May 11, 2017 (the “Subordinated Promissory Note”). As noted in Note 3 to the condensed consolidated financial statements, the Subordinated Promissory Note was part of the PHS purchase price allocation and is recorded in short-term liabilities on the condensed consolidated balance sheet as of March 31, 2018.

The unpaid principal balance of the Subordinated Promissory Note is due on May 11, 2022, or if earlier, the date on which the Term Loan to SWK and the 2016 Credit and Security Agreement with CNH is discharged, repaid, refinanced or otherwise satisfied (the "Maturity Date"). The Subordinated Promissory Note bears interest at annual rate of 8.25%. Interest shall accrue daily and be paid in full on the Maturity Date; provided that a minimum amount of interest equal to the “Tax Distribution” shall be paid on or before March 31 of each year. “Tax Distribution” means 40% of the accrued interest for the most recently completed calendar year. The Subordinated Promissory Note is subordinated to the Term Loan with SWK and the 2016 Credit and Security Agreement with CNH, pursuant to the terms outlined in the Subordinated Promissory Note. This debt is subject to acceleration in the event of default. This acceleration can be the result of the Company’s default with the CNH and SWK debt agreements if CNH or SWK were to accelerate the Company's obligations. Given the going concern described in Note 2 and the covenant violations on the CNH and SWK debt agreements described above, this debt has been classified as short term on the condensed consolidated balance sheet as of March 31, 2018.

Capital Leases

As a result of the Merger with PHS, the Company acquired two leases accounted for as capital leases, which related to a phone system, which expired in October 2017, and a data center, which expires in June 2018. The underlying assets and accumulated depreciation are recorded in property, plant and equipment, with the corresponding liability of $0.1 million recorded in short-term debt in the condensed consolidated balance sheet as of March 31, 2018.

Note 9: Commitments and Contingencies

Lease obligations

The Company currently has two major locations, our corporate office located in Olathe, KS, and our East Greenwich, RI, office. Both locations are under operating leases which expire in 2018 and 2019, respectively.

Through the acquisition of AHS in 2015, the Company acquired two leased properties in Des Moines, IA and Indianapolis, IN under operating leases which would have expired in 2018. The Company determined that neither lease was necessary for its operations, thus, in April 2017, settlement agreements for the remaining lease obligations were reached with both landlords. Additionally, the Company was obligated under a lease related to the discontinued Hooper Holmes Services operations center through 2018 and had ceased use of this facility, and on March 9, 2017, the parties to the lease reached a settlement agreement for the remaining lease obligation. The lease settlement liabilities for the three settled lease agreements of $0.2 million are accrued in other current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2018.

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

The Company incurred certain severance and other costs related to its ongoing initiatives to increase the flexibility of its cost structure that were recorded in selling, general, and administrative expenses, and at March 31, 2018, and December 31, 2017, the Company recorded a $0.4 million and $0.6 million liability, respectively, related to these initiatives in other current liabilities in the accompanying condensed consolidated balance sheet.

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

Prior to our merger with PHS, PHS settled a lawsuit filed in California state court in which a former employee claimed that PHS failed to follow specific requirements under California wage and hour laws and regulations. Under the settlement agreement, PHS agreed to pay the plaintiff approximately $0.8 million, a portion of which was covered by PHS's insurance, with final payment due by November 2018. The uninsured balance of $0.7 million has been accrued in other current liabilities in the condensed consolidated balance sheet as of March 31, 2018.

On September 30, 2016, a former employee filed a class action complaint against us in state court in California, alleging employment-related claims. The parties have agreed in principle to settle the case, subject to negotiation of a definitive settlement agreement. The Company has accrued $0.2 million in other current liabilities in the condensed consolidated balance sheet as of March 31, 2018.

Note 10: Income Taxes

The Company's income tax expense was not material for any period presented in the condensed consolidated statement of operations. No amounts were recorded for unrecognized tax benefits or for the payment of interest and penalties during the three-month periods ended March 31, 2018 and 2017. No federal or state tax benefits were recorded relating to the current year loss. The Company continues to believe that a full valuation allowance is required on its net deferred tax assets, with the exception of deferred income tax on the liabilities of certain indefinite-lived intangibles.
The tax years 2014 through 2017 may be subject to federal examination and assessment. Tax years from 2009 through 2013 remain open solely for purposes of federal and certain state examination of net operating loss ("NOL") and credit carryforwards. State income tax returns may be subject to examination for tax years 2013 through 2017, depending on state tax statute of limitations.

As of December 31, 2017, the Company had U.S. federal and state net operating loss carryforwards of $19.9 million and $19.3 million, respectively. There has been no significant change in these balances as of March 31, 2018. The net operating loss carryforwards, if not utilized, will expire in the years 2018 through 2037. No tax benefit has been reported since a full valuation allowance offsets these tax attributes. However, limitations could apply upon the release of the valuation allowance.

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

In addition to the Company’s existing net operating losses, the Company is confirming that the net operating losses of PHS are acquired as part of the Merger, satisfying the continuity of business requirements. PHS has an estimated $1.87 million and $1.86 million of federal and state net operating losses, respectively, as of the Merger date after applying the limitations of IRC Section 382. Preliminary calculations indicate the PHS losses will be limited to $0.09 million of NOL per year.

Tax reform legislation commonly known as the Tax Cuts and Jobs Act (“Tax Act”) was signed into law on December 22, 2017, and included a shift to a flat federal corporate income tax rate of 21% effective in the first quarter of 2018. The statutory rate was 35% for the period ending March 31, 2017. The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740 - Income Taxes ("ASC 740"). The Company completed a re-measurement of deferred income tax assets and liabilities as of December 31, 2017 and does not anticipate further adjustments to income tax expense as a result of the Tax Act.

Note 11: Fair Value Measurements

The Company determines the fair value measurements used in our condensed consolidated financial statements based upon the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

	March 31, 2018			December 31, 2017
(in thousands)	Face Value	Fair Value	Carrying Amount	Face Value	Fair Value	Carrying Amount
Term Loans	$8,250	$5,805	$7,488	$8,500	$6,013	$7,649
Century 10% Warrant	$152	$131	$131	$152	$89	$89

Note 12: Related Party Transactions

The Company completed its acquisition of PHS on May 11, 2017. As a result of the Merger, Century has a significant equity interest in the Company and representation on the Company’s board of directors. As previously disclosed in Note 8 - Debt, the Company has an outstanding Subordinated Promissory Note with Century. In March 2018, the Company entered into a letter agreement with Century related to payments for certain consulting agreements. Under this letter agreement, Century will pay advances due to the consultants on behalf of the Company. The Company will be required to repay the aggregate amount of the advances to Century no later than June 1, 2018.

Note 13: Subsequent Events

The Company was not able to make its April 30, 2018, payment to SWK due under the A&R Credit Agreement; therefore, the Company is in default with SWK and, due to the cross-default clause with CNH, was also in default on the 2016 Credit and Security Agreement. In addition, the Company's Subordinated Promissory Note owed to Century is subject to acceleration in the event SWK or CNH were to accelerate the Company’s obligations under the A&R Credit Agreement and 2016 Credit and Security Agreement. Due to the covenant violations, events of default, and the substantial doubt about the Company's ability to continue as a going concern, all debt has been classified as short-term on the condensed consolidated balance sheet as of March 31, 2018.

On May 10, 2018, the Company signed the Fourth Amendment under which SWK has agreed to lend an additional $1.5 million (the “May 2018 Term Loan”) and forbear the outstanding payment and covenant defaults through June 1, 2018. The Company is working with SWK to complete a second forbearance agreement and related additional term loan for the period of June 1, 2018 through August 30, 2018 subject to additional terms and conditions as to be determined in its final form. SWK has not agreed to such a second forbearance agreement or additional term loan, and the Company can give no assurance that such agreements will be reached. Under the Fourth Amendment, the lender will provide the Company three advances under this agreement.as long as the Company is in compliance with the additional covenants set forth in the Fourth Amendment. The additional covenants require the Company to provide weekly updates to the approved cash flow forecast, keep actual expenses within 15% of budgeted amounts and engage a financial advisor to assist with identifying potential acquirers or investors and to effectuate a transition that results in a merger, acquisition or similar material investment. The Company has engaged Raymond James as its investment banker to advise and represent the Company as it seeks a Transaction to fulfill this requirement. All principal and accrued interest on the May 2018 Term loan and the August 2017 Term Loan will be due and payable on June 1, 2018. As a result of the cross-default, the Company also entered into the Forbearance Agreement through June 1, 2018 with CNH with respect to defaults under the 2016 Credit and Security Agreement subject to the same covenants as set forth in the Fourth Amendment with SWK. The Forbearance Agreement provides for CNH to continue to allow the Company to use an additional working capital overadvance of $0.3 million.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, risks related to our ability to realize the expected benefits from the acquisition of Accountable Health Solutions and our strategic alliance with Clinical Reference Laboratory; our ability to realize the expected synergies and other benefits from the merger with Provant Health Solutions ("PHS"); our ability to successfully implement our business strategy and integrate Accountable Health Solutions’ and Provant Health Solutions’ business with ours; our ability to retain and grow our customer base; our ability to recognize operational efficiencies and reduce costs; uncertainty as to our working capital requirements over the next 12 to 24 months; our ability to maintain compliance with the financial covenants contained in our credit facilities; the rate of growth in the Health and Wellness market and such other factors as discussed in Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2016, and similar discussions in our other filings with the Securities and Exchange Commission ("SEC").

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

•
We were unable to comply with the covenants in our debt agreements as of March 31, 2018, and for the three-month periods ended March 31, 2017, September 30, 2017, December 31, 2017 and the twelve-month period ended December 31, 2016. We obtained waivers from our lenders for these periods, with the exception of March 31, 2018 and December 31, 2017. We were not able to make our March 15, 2018, and April 30, 2018, payments on the August 2017 Term Loan with SWK; therefore, we defaulted on our loan with SWK and, due to the cross-default clause with CNH, were also in default on our 2016 Credit and Security Agreement. On May 10, 2018, we signed a Fourth Amendment to the A&R Credit Agreement, which provided a forbearance period that runs through June 1, 2018 with respect to our outstanding payment and covenant defaults under the A&R Credit Agreement. This Amendment includes new covenants with which we must comply. Under this Fourth Amendment, SWK has agreed to lend an additional $1.5 million. All principal and accrued interest on the May 2018 Term loan and the August 2017 Term Loan will be due and payable on June 1, 2018. As a result of the cross-default, we also entered into a forbearance agreement through June 1, 2018 with CNH with respect to the default under the 2016 Credit and Security Agreement subject to the same covenants as set forth in the Fourth Amendment with SWK. Please refer to “Liquidity and Capital Resources - Going Concern” in below for further discussion.

•	Our screening operations are seasonal in nature and largely depend on volumes during the third and fourth quarters. Please refer to “Liquidity and Capital Resources” below.

Capital Activities

Additional Equity Contributions

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

Merger Agreement

On May 11, 2017, we closed the transactions (the “Merger”) contemplated by the Agreement and Plan of Merger dated March 7, 2017 (the "Merger Agreement") by and among the Company, Piper Merger Corp., PHS, and Wellness Holdings, LLC. PHS was the surviving entity in the Merger, as a result of which it became a wholly-owned subsidiary of the Company. See below and in Note 3 to the condensed consolidated financial statements for further discussion.

Trading on OTCQX Best Market

On May 2, 2017, our common stock, par value $0.04 per share, began trading on OTCQX Best Market, after voluntarily delisting from the NYSE MKT on May 1, 2017. We now trade under the symbol "HPHW" on OTCQX Best Market.

Liquidity

The accompanying financial statements have been prepared assuming that we will continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future). The uncertainty regarding our ability to generate sufficient cash flows and liquidity to fund operations raises substantial doubt about our ability to continue as a going concern within one year after issuance date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 2 to the condensed consolidated financial statements and within the Liquidity and Capital Resources for further discussion.

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

We gained new customers in 2017, both through our direct sales efforts and through our channel partners, including a large multi-year clinical research study, and already have new opportunities in 2018 in the contracting phase.  As one of only a few pure-play publicly-traded health and wellness companies that offer a fully-integrated end-to-end solution to our customers, we believe we are positioned to capitalize on market need in 2018 and beyond.  There are, however, events as noted in Item 1A Risk Factors below that could negatively affect our financial condition, results of operations, and cash flows.

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

The following table sets forth our reconciliation of Adjusted EBITDA:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Net loss	$(5,229)	$(3,129)
Plus:
Interest expense	566	219
Other debt related costs included in interest expense	320	548
Income tax expense	—	5
Depreciation and amortization	937	623
Share-based compensation expense	32	38
Severance costs	101	—
Transaction costs	126	682
Transition costs	37	(2)
Lease and legal settlements	—	19
Adjusted EBITDA	$(3,110)	$(997)

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three-month periods ended March 31, 2018 and 2017

Revenue - The table below sets forth our consolidated revenue:

	Three Months Ended March 31,		%
(in thousands)	2018	2017	Change
Revenue	$11,335	$7,601	49.1%

Consolidated revenues for the three months ended March 31, 2018, increased 49.1% over prior year primarily due to $5.4 million in additional revenue resulting from the Merger. This was offset by a reduction in volume due to the timing of delivery of on-site screening services of $2.2 million and a decrease in revenue of $0.3 million related to customers who terminated in 2017 for which we provided no services in 2018.

Cost of Operations - The table below sets forth our consolidated cost of operations:

	Three Months Ended March 31,
(in thousands)	2018	% of Revenue	2017	% of Revenue
Cost of Operations	$8,667	76.5%	$5,909	77.7%

Cost of operations, as a percentage of revenue, for the three months ended March 31, 2018, decreased 1.2%, from prior year primarily due to a decrease in remote screening and flu shot revenues which have a higher cost. Additionally, certain costs related to fulfillment and portal services decreased in 2018 as a result of the Merger and we continue to become fully integrated.

Selling, General and Administrative Expenses - The table below sets forth our consolidated SG&A expenses:

	Three Months Ended March 31,
(in thousands)	2018	2017	% Change
Selling, general and administrative expenses	$6,851	$3,480	96.9%

SG&A expenses for the three months ended March 31, 2018, increased 96.9% over prior year primarily due to the addition of PHS expenses from the Merger partially offset by our ongoing cost-saving initiatives and Merger synergies (payroll reductions, overhead, etc.), as discussed in Notes 3 and 9 to the condensed consolidated financial statements. A significant portion of this Merger related increase was related to the addition of salaries and related expenses in the amount of $1.4 million. We also incurred an increase in professional fees, consulting and contract labor in the amount of $0.8 million related to the additional general and administrative costs and technology and development spending. Additional increases included an increase in depreciation and amortization of $0.2 million, and other IT spending of $0.3 million.

Transaction Costs

Transaction costs represent legal and professional fees incurred for non-recurring transactions. During the three months ended March 31, 2018, we incurred $0.1 million compared to the three-month periods ended March 31, 2017, when we incurred $0.7 million of transaction costs due to costs incurred for the Merger.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the three-month period ended March 31, 2018, was $4.3 million, compared to $2.5 million in the prior year period.

Interest Expense

Interest expense for the three-month period ended March 31, 2018 and 2017, was $0.9 million and $0.8 million, respectively. A detail of the components of interest expense is included in Note 8 to the condensed consolidated financial statements.

Gain (Loss) from Discontinued Operations

The loss from discontinued operations, net, of $0.1 million for the three-month period ended March 31, 2017, was primarily due to the lease settlement agreement related to the discontinued Hooper Holmes Services operations center.

Net Loss

Net loss for the three-month period ended March 31, 2018, was $5.2 million, or $0.20 per share on both a basic and diluted basis, as compared to a net loss of $3.1 million, or $0.29 per share on both a basic and diluted basis for the three-month period ended March 31, 2017.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents as well as availability under our 2016 Credit and Security Agreement with CNH, as amended. If we need to borrow in the future under our 2016 Credit and Security Agreement, as amended, the amount available for borrowing may be less than the $15.0 million under this facility at any given time due to the manner in which the maximum available amount is calculated. We have an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables up to $15.0 million under this facility. At March 31, 2018, we had $4.9 million of outstanding borrowings under the 2016 Credit and Security Agreement, with unused borrowing capacity of $0.2 million. We have historically used availability under a revolving credit facility to fund operations due to a lag between the payment of certain operating expenses and the subsequent billing and collection of the associated revenue based on customer payment terms. To illustrate, in order to conduct successful screenings, we must expend cash to deliver the equipment and supplies required for the screenings. We must also expend cash to pay the health professionals and site management conducting the screening services. All of these expenditures are incurred in advance of the customer invoicing process and ultimate cash receipts for services performed. Given the seasonal nature of our operations, which are largely dependent on second half volumes, management expects to continue using a revolving credit facility in 2018 and beyond.

Our A&R Credit Agreement, as amended, provides us with a $8.5 million Term Loan. In 2017, the A&R Credit Agreement with SWK, as amended, increased the principal balance under the existing former Term Loan to $6.5 million and provided for an additional $2.0 million 2017 August Term Loan. On February 2, 2018, we entered into a Third Amendment to the A&R Credit Agreement which extended the August 2017 Term Loan’s maturity date to April 30, 2018. We have repaid $250,000 of the principal balance thereon as part of this Third Amendment. Under this Third Amendment, there was a second payment of $250,000 due in March 2018, with the balance due on April 30, 2018, neither of which was repaid in accordance with the amendment, which resulted in default. On May 10, 2018, we signed a Fourth Amendment to the A&R Credit Agreement, which provided a forbearance period that runs through June 1, 2018 with respect to our outstanding payment and covenant defaults under the A&R Credit Agreement. Under this Fourth Amendment, SWK has agreed to lend an additional $1.5 million. All principal and accrued interest on the May 2018 Term loan and the August 2017 Term Loan will be due and payable on June 1, 2018.

Going Concern

In accordance with ASC 205-40, the following information reflects the results of management’s assessment of our ability to continue as a going concern.

Principal conditions or events that require management's consideration

Following are conditions and events which require management's consideration:

•
We had a working capital deficit of $31.5 million with $0.5 million in cash and cash equivalents at March 31, 2018. We had $13.6 million of payables at March 31, 2018, that were past due-date terms. We continue to work with our vendors to facilitate revised payment terms; however, we have had certain vendors who have terminated services, threatened to terminate services, filed legal action or threatened to file legal action due to aged outstanding payables and in order to accelerate invoice payments.  At March 31, 2018, over 60% of our outstanding payables were more than 90 days past due. If certain services were terminated and we were not able to find alternative sources of supply, it could have a material adverse impact on our business.

•
Our net cash used in operating activities during the three months ended March 31, 2018, was $5.1 million. Our current forecast does not indicate positive cash flow in 2018, and our history of losses requires us to be cautious in our forecasting. We continue reviewing restructuring within our organization for additional cost savings and improved strategic market and customer services offerings.

•	We incurred a loss from continuing operations before tax of $5.2 million for the three months ended March 31, 2018.

•
We had $4.9 million of outstanding borrowings under the 2016 Credit and Security Agreement with CNH, with unused borrowing capacity of $0.2 million, as of March 31, 2018. As of April 30, 2018, we had $5.6 million of outstanding borrowings and $0.3 million of unused borrowing capacity. Any borrowings on the unused borrowing capacity are at the discretion of CNH.

•
We owed $8.3 million at March 31, 2018, under the Term Loans with SWK, which was used to fund the Merger and working capital. In addition, we owed $1.9 million to Century. See Note 8 to the consolidated financial statements for the Subordinated Promissory Note issued in connection with the Merger.

•
The maturity date of the August 2017 Term Loan, which comprised $1.8 million of the $8.3 million balance owed under the Term Loan with SWK, was extended to April 30, 2018. As required by the Third Amendment, which provided for the April 30, 2018 extension, and on February 1, 2018, we repaid $250,000 of the principal balance on the August 2017 Term Loan. The extension also required a second payment of $250,000 in March and the remaining balance due on April 30, 2018, neither of which was repaid. As a result of missing these payments, we were in default of that agreement. Due to the cross-default clause with CNH, we were also in default on our 2016 Credit and Security Agreement. On May 10, 2018, we signed a Fourth Amendment to the A&R Credit Agreement (the “Fourth Amendment”), which provided a forbearance period that runs through June 1, 2018 with respect to our outstanding payment and covenant defaults under the A&R Credit Agreement. This Amendment includes new covenants with which we must comply. Under this Fourth Amendment, SWK has agreed to lend an additional $1.5 million (the “May 2018 Term Loan”). All principal and accrued interest on the May 2018 Term loan and the August 2017 Term Loan will be due and payable on June 1, 2018. As a result of the cross-default, we also entered into a Forbearance Agreement (the “Forbearance Agreement”) through June 1, 2018 with CNH with respect to defaults under the 2016 Credit and Security Agreement. If we are unable to negotiate forbearance agreements beyond June 1, 2018, raise sufficient capital to repay the facilities, or replace the facilities with new debt facilities, the defaults could have a material adverse impact on our business. For additional information regarding the 2016 Credit and Security Agreement, the A&R Credit Agreement, and the related covenants, see Note 2 and Note 8 to the condensed consolidated financial statements.

•
    The debt agreements with CNH and SWK described above contain certain financial covenants, including various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements, which we did not comply with as of March 31, 2018 but which are subject to the forbearance under the Fourth Amendment and the Forbearance Agreement. The Fourth Amendment with SWK contains additional covenants with which we must comply.

•
Pursuant to both the Fourth Amendment and the Forbearance Agreement, we must use reasonable best efforts to identify potential acquirers or investors and to effectuate a transaction that results in a sale, merger, acquisition, or similar material investment in the Company as imminently as reasonably possible (the “Transaction”) and are required to engage an investment banker acceptable to SWK to advise and represent us with respect to the Transaction. On May 10, 2018, we engaged Raymond James in fulfillment of the requirement to engage an acceptable investment banker.

•
There is an increased risk of losing key managerial and operational personnel as we seek to remedy our going concern and liquidity problems and pursue a Transaction with the assistance of our CRO and investment banker.

•
We have contractual obligations related to operating leases for our two locations in Olathe, KS, and East Greenwich, RI, capital leases obtained in the Merger and employment contracts which could adversely affect liquidity. Refer to Note 9 to the condensed consolidated financial statements.

Management's plans

We expect to continue to monitor our liquidity carefully, work to reduce this uncertainty, and address our cash needs through a combination of one or more of the following actions:

•
As disclosed on our Form 8-K filed with the SEC on March 30, 2018, we appointed a Chief Restructuring Officer ("CRO"). The CRO’s principal duties in the immediate term are to establish a working capital plan, with the broader mandate to include developing and implementing plans to restructure our balance sheet, operating expense structure and overall strategies in an effort to resolve this going concern assessment. The plan, when finalized, may involve significant changes to our business model, including any or all of the following: divestitures of lines of business, reductions in staffing, changes to the type and pricing of our service offerings, and changes in our marketing and sales strategies and client mix. During the CRO’s tenure, our executive officers will report to the CRO.

•
We are undertaking efforts, including providing additional incentive-based compensation, to retain our key personnel as we seek a Transaction to satisfy the requirements of the Fourth Amendment and the Forbearance Agreement.

•
Under the restructuring plan being developed by the CRO, we will consider all available options for strengthening our balance sheet through acquisitions and divestitures, capital-raising activities, and restructuring existing obligations. We have engaged Raymond James as its investment banker to advise and represent us as we seek a Transaction to fulfill the requirements of the Fourth Amendment and the Forbearance Agreement.

•
As disclosed on Form 8-K filed with the SEC on May 14, 2018, we executed forbearance agreements with both of our secured lenders through June 1, 2018 and will continue to work with our lenders in securing a longer period forbearance agreement, although to date nothing has been formally agreed upon and we may be unable to complete such an extended forbearance agreement.

•
Pursuant to the Fourth Amendment SWK has agreed to lend us an additional $1.5 million. The lender will provide us three advances under this agreement.as long as we are in compliance with the additional covenants set forth in the Fourth Amendment

•
On August 31, 2017, we entered into a purchase agreement (“the Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”) (the "LPC Equity Line"), pursuant to which we have the right to sell to LPC up to $10.0 million in shares of our common stock, $0.04 par value. Based on the market price of our stock at the time of this filing, we would be limited to selling LPC a dollar value of shares totaling approximately $1,750 per day. Subject to these limitations and satisfaction of the conditions set forth in the Registration Rights Agreement, we will have the right to require LPC to purchase shares to provide equity financing for our operations over a 36-month period.

•
We have been able to obtain more favorable payment terms with some of our vendors and will continue to pursue revised terms, based on the new consolidated company model after the Merger. Hooper Holmes and PHS had several of the same vendors and have been able to work with them collectively to establish favorable terms going forward which should improve liquidity.

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

Management's assessment and conclusion

Considering our recent history of liquidity challenges, we have evaluated our plans described above to determine the likelihood that they will be effectively implemented and, if so, the likelihood that they will alleviate or mitigate the conditions and events that raise substantial doubt about our ability to continue as a going concern. Successful implementation of these plans involves both our internal efforts and external factors that are outside of our control, such as our ability to effectuate a Transaction, attract and retain new and existing customers and to negotiate suitable terms with our vendors and financing sources. As a result, we can give no assurance that our plans will be effectively implemented in such a way that they will sufficiently alleviate or mitigate the conditions and events noted above, which results in substantial doubt about our ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

The consolidated financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows from Operating, Investing and Financing Activities

We believe that as a result of our continued focus on cost reduction initiatives, efficiency improvements, and the Merger that cash flow from operations will improve. We have reduced our corporate fixed cost structure in 2017, and plan to continue to evaluate professional fees and other expenses in the future. We have ongoing initiatives to increase the flexibility of our cost structure to improve our scalability with changes in screening volumes.

Cash Flows provided by (used in) Operating Activities

For the three months ended March 31, 2018, net cash provided by operating activities was $5.1 million, compared to $3.2 million net cash used in operating activities in the prior year period.

The net cash provided by operating activities for the three months ended March 31, 2018, reflects a net loss of $5.2 million, which was offset by non-cash charges of $1.3 million in depreciation and amortization expense, other debt related costs included in interest expense, share-based compensation expense, and issuance of warrants in connection with the Merger and debt amendments. Changes in working capital included an increase in accounts receivable of $7.7 million and an increase in accounts payable, accrued expenses, and other liabilities of $0.8 million.

Our consolidated days sales outstanding ("DSO"), measured on a rolling 90-day basis, was 72.2 days at March 31, 2018, compared to 50.2 days at December 31, 2017, and 60.8 days at March 31, 2017, with the change from year end due to timing of large customer receipts. As previously mentioned, we experience a timing difference between the operating expense and cash collection of the associated revenue based on customer payment terms. Historically, our accounts receivable balances and our DSO are near their highest point in September and their lowest point in December.

Cash Flows used in Investing Activities

We used $0.1 million for the three months ended March 31, 2017, for capital expenditures.

Cash Flows (used in) provided by Financing Activities

For the three months ended March 31, 2018, net cash used in financing activities was $5.5 million, compared to net cash provided by financing activities $1.7 million in the prior year period.

For the three months ended March 31, 2018 and 2017, net borrowings under the credit facility were $5.1 million and $0.4 million, respectively. For the three months ended March 31, 2018, we paid $0.3 million on the Term Loan. For the three months ended March 31, 2017, we received $1.3 million, net of issuance costs, respectively, in connection with the equity raised as noted above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Dividends

No dividends were paid during the three-month periods ended March 31, 2018 and 2017. We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2016 Credit and Security Agreement and our A&R Credit Agreement, each as described in Note 8 to the unaudited condensed consolidated financial statements.

Contractual Obligations

There have been no material changes from the contractual obligations previously disclosed in our 2017 Annual Report on Form 10-K.

Critical Accounting Policies

There have been no material changes from the critical accounting policies previously disclosed in our 2017 Annual Report on Form 10-K with the exception of the changes in revenue recognition due to the adoption of ASC 606 as previously disclosed.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, the Company's disclosure controls and procedures were not effective as a result of material weaknesses in the Company’s internal control over financial reporting and the ineffective design and operation of internal controls related to the accounting for non-routine transactions.

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

Notwithstanding these material weaknesses in financial reporting and accounting for non-routine transactions, management has concluded that the consolidated financial statements included in the Quarterly Report on Form 10-Q present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2018, and December 31, 2017, and the consolidated results of operations and cash flows for each of the three month periods ended March 31, 2018 and 2017, in conformity with U.S. generally accepted accounting principles.

(b) Changes in Internal Control over Financial Reporting

As discussed in Note 3 to the condensed consolidated financial statements, the Company consummated the Merger with PHS on May 11, 2017. The Company is assessing the full financial reporting impact of this transaction. Except for any changes in internal controls related to the integration of the Merger, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2018, which has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Readers should carefully consider, in connection with the other information in this Report, the risk factors disclosed in Part
I, Item 1A. "Risk Factors" in our 2017 Annual Report on Form 10-K. Except as set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our 2017 Annual Report on Form 10-K.

Our business results would be adversely affected if we are unable to retain key personnel.

There is an increased risk of losing key managerial and operational personnel as we seek to remedy our going concern and liquidity problems and pursue a Transaction with the assistance of our CRO and investment banker. We are engaging in efforts to provide additional retention incentives for our key personnel, but there can be no assurance that these efforts will be successful. If we lose key managerial and operational personnel, our ability to implement our business plan and to seek and consummate the Transaction required by our senior secured lenders could be materially and adversely affected.

If we are unable to obtain forbearance agreements beyond June 1, 2018 with our secured lenders, we may be unable to resolve our credit agreement defaults.

Our senior secured lenders have provided forbearance agreements with respect to our existing payment and covenant defaults under their credit facilities, but those agreements only extend forbearance until June 1, 2018. If the lenders are unwilling to extend the duration of their forbearance agreements and we are not able to refinance or repay the credit facilities, or otherwise remedy the defaults, which we are presently unable to do, we would be subject to having the loan balances accelerated at any time following June 1, 2018, which would have a material adverse effect on our business and financial condition.

We may be unable to implement the Transaction required by our senior secured lenders and, even if we do, the Transaction may not resolve our liquidity issues.

To fulfill a requirement of our senior secured lenders, we have engaged Raymond James as our investment banker to seek a transaction (the “Transaction”) that results in a sale, merger, acquisition, or similar material investment in the Company as imminently as reasonably possible. We can give no assurance that we will be able to enter into and close a Transaction acceptable to our secured lenders within a timeframe satisfactory to them. Failing to do so could cause us to be in breach of their forbearance agreements, which could result in their election to accelerate the principal and interest due under our credit agreements. Even if we do close a Transaction acceptable to our senior secured lenders, such a Transaction may not be sufficient to resolve our liquidity problems. Any of these circumstances would have a material and adverse effect on our financial condition.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Share Issuances

We did not issue any shares of our common stock during the three month periods ended March 31, 2018, in transactions not registered under the Securities Act of 1933, except as previously reported in our Current Reports on Form 8-K.

Share Repurchases

We did not purchase any shares of our common stock during the three month periods ended March 31, 2018.

ITEM 3	Defaults Upon Senior Securities

None, except as previously reported on Forms 8-K.

ITEM 4	Mine Safety Disclosure

None.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

Exhibit No.	Description of Exhibit

10.1
Third Amendment to Amended and Restated Credit Agreement dated February 2, 2018, among Hooper Holmes, Inc., SWK Funding LLC and the other parties thereto (incorporated by reference from the Company’s Annual Report on Form 10-K, Exhibit 10.26, filed with the SEC on April 17, 2018).

10.2	Fourth Amendment to Amended and Restated Credit Agreement dated as of May 8, 2018, among Hooper Holmes, Inc., SWK Funding LLC and the other parties thereto.*
10.3	Forbearance Agreement dated as of May 11, 2018, by and between Hooper Holmes, Inc. and CNH Finance Fund I, L.P.*
10.4
Engagement Agreement dated as of March 26, 2018, between Hooper Holmes, Inc. and PMCM, LLC (incorporated by reference from the Company’s Annual Report on Form 10-K, Exhibit 10.45, filed with the SEC on April 17. 2018).

31.1	Certification of Chief Restructuring Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification of Chief Restructuring Officer (Principal Executive Officer) pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Label Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hooper Holmes, Inc.

Dated: May 15, 2018

By: /s/ James Fleet
James Fleet
Chief Restructuring Officer (Principal Executive Officer)

By: /s/ Kevin Johnson
Kevin Johnson
Chief Financial Officer (Principal Financial and Accounting Officer)