Form 10-Q
period 2018-06-30
HOOPER HOLMES INC
filed 2018-08-14
CIK 741815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018
or
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

Yes ☐	No ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares outstanding of the Registrant's $0.04 par value common stock as of July 31, 2018 was 26,768,498 shares.

HOOPER HOLMES, INC. AND SUBSIDIARIES

PART I - Financial Information

ITEM 1	Financial Statements

Hooper Holmes, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$582	$884
Accounts receivable, net of allowance for doubtful accounts of $629 and $260 at June 30, 2018 and December 31, 2017, respectively	8,753	16,762
Inventories	696	1,004
Other current assets	794	998
Total current assets	10,825	19,648
Property, plant and equipment, net	1,175	1,752
Intangible assets, net	8,398	9,644
Goodwill	8,852	8,759
Other assets	982	397
Total assets	$30,232	$40,200
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$15,945	$12,690
Accrued expenses	8,091	9,255
Short-term debt	18,583	19,314
Other current liabilities	4,220	5,529
Total current liabilities	46,839	46,788
Other long-term liabilities	149	268
Commitments and contingencies	—	—
Stockholders' deficit:
Common stock, par value $0.04 per share; Authorized: 240,000,000 shares; Issued and Outstanding: 26,768,498 shares at June 30, 2018, and December 31, 2017	1,071	1,071
Additional paid-in capital	177,469	177,397
Accumulated deficit	(195,296)	(185,324)
Total stockholders' deficit	(16,756)	(6,856)
Total liabilities and stockholders' deficit	$30,232	$40,200
See accompanying notes to unaudited condensed consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$10,275	$8,883	$21,610	$16,484
Cost of operations	8,149	7,206	16,816	13,115
Gross profit	2,126	1,677	4,794	3,369
Selling, general and administrative expenses	6,433	5,281	13,284	8,760
Transaction costs	77	1,595	203	2,277
Operating loss from continuing operations	(4,384)	(5,199)	(8,693)	(7,668)
Interest expense and other income	779	693	1,664	1,461
Loss from continuing operations before income tax (benefit) expense	(5,163)	(5,892)	(10,357)	(9,129)
Income tax (benefit) expense	(86)	12	(86)	17
Loss from continuing operations	(5,077)	(5,904)	(10,271)	(9,146)
Discontinued operations:
Gain (loss) from discontinued operations	—	21	(35)	134
Net loss	$(5,077)	$(5,883)	$(10,306)	$(9,012)

Basic and diluted earnings (loss) per share:
Continuing operations
Basic and Diluted	$(0.19)	$(0.28)	$(0.38)	$(0.57)
Discontinued operations
Basic and Diluted	$—	$—	$—	$0.01
Net loss
Basic and Diluted	$(0.19)	$(0.28)	$(0.38)	$(0.56)
Weighted Average number of shares:
Basic and Diluted	26,768,498	21,336,209	26,768,498	16,104,369
See accompanying notes to unaudited condensed consolidated financial statements.

 Hooper Holmes, Inc.
Condensed Consolidated Statement of Stockholders’ Deficit
(unaudited)
 (in thousands, except share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2017	26,768,498	$1,071	$177,397	$(185,324)	$(6,856)
Net loss	—	—	—	(10,306)	(10,306)
Share-based compensation	—	—	95	—	95
Issuance of common stock in connection with the LPC Equity Line	—	—	(23)	—	(23)
Adoption of ASU 2014-09		—	—	334	334
Balance, June 30, 2018	26,768,498	$1,071	$177,469	$(195,296)	$(16,756)
See accompanying notes to unaudited condensed consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(10,306)	$(9,012)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,827	1,497
Other debt related costs included in interest expense	428	820
Provision for bad debt expense	257	30
Share-based compensation expense	95	162
Expense for issuance of warrant to SWK in connection with debt amendment	—	361
Issuance of warrant to Century in connection with the Merger	—	152
Expense for common stock issuance - payment of transaction costs for the Merger	—	364
Expense for common stock issuance - payment of transaction costs for LPC Equity Line	(23)	—
Change in assets and liabilities:
Accounts receivable	7,752	125
Inventories	308	6
Other assets	(134)	149
Accounts payable, accrued expenses and other liabilities	489	(1,335)
Net cash provided by (used in) operating activities	693	(6,681)
Cash flows from investing activities:
Capital expenditures	(5)	(130)
Cash acquired from Merger with PHS	—	1,936
Net cash (used in) provided by investing activities	(5)	1,806
Cash flows from financing activities:
Borrowings under credit facility	23,738	18,856
Payments under credit facility	(27,988)	(18,098)
Repayment of PHS credit facility in connection with the Merger	—	(4,684)
Principal payments on Term Loan	(250)	—
Proceeds from amendments of Term Loan	3,610	2,824
Proceeds from Seasonal Facility	—	2,000
Issuance of common stock and warrants, net of issuance costs	—	3,414
Payments on capital lease obligations	(85)	(53)
Debt issuance costs	(15)	—
Net cash (used in) provided by financing activities	(990)	4,259
Net decrease in cash and cash equivalents	(302)	(616)
Cash and cash equivalents at beginning of period	884	1,866
Cash and cash equivalents at end of period	$582	$1,250
Supplemental disclosure of non-cash investing and financing activities:
Fixed assets vouchered but not paid	$133	$198
Fair value of common stock issued as Merger consideration	$—	$6,792
Fair value of debt assumed in the Merger	$—	$7,110
Supplemental disclosure of cash paid during period for:
Income taxes	$43	$25
Interest	$672	$488
See accompanying notes to unaudited condensed consolidated financial statements.

Hooper Holmes, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
June 30, 2018
(unaudited)

Note 1: Basis of Presentation

Hooper Holmes, Inc. and its subsidiaries (“Hooper Holmes” or the "Company”) provide on-site screening services and flu shots, laboratory testing, health risk assessment, and sample collection services to individuals as part of comprehensive health and wellbeing programs offered through organizations sponsoring such programs including corporate and government employers, health plans, hospital systems, health care management companies, wellbeing companies, brokers and consultants, disease management organizations, reward administrators, third party administrators, clinical research organizations and academic institutions. Through the Company's comprehensive health and wellbeing services, the Company also provides health coaching to support positive health risk migration, access to a wellbeing platform with individual and team challenges and rewards management, interoperability with third party digital health providers, data analytics, and reporting services. The Company contracts with health professionals to deliver these services nationwide, all of whom are trained and certified to deliver quality service. In addition, the Company leverages our national network of health professionals to support the delivery of other similar products and services. The Company’s Food and Drug Administration ("FDA") and International Organization for Standardization ("ISO") certified medical-kit facility provides services to global pharmaceutical companies and supports the delivery of our products and services in a high-quality, secure manner. In 2017, the Company merged with Provant Health Solutions LLC ("PHS"), which offered a similar set of services as Hooper Holmes. The combined company provides a personalized, one-stop programming experience for customers, with proven outcomes powered by sophisticated data collection and management. This uniquely positions the Company to transform and capitalize on the large and growing health and wellbeing market. On January 23, 2018, the Company announced that it has re-branded to Hooper Holmes, Inc. d/b/a Provant Health.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Hooper Holmes and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2017 Annual Report on Form 10-K, filed with the SEC on April 17, 2018, as amended by Amendment No. 1 on Form 10-K/A, which was filed with the SEC on May 1, 2018.

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

Immaterial out-of-period corrections to prior period amounts

During the period ended June 30, 2018, the Company identified an immaterial error in its previously issued consolidated financial statements for the year ended December 31, 2017, which has been corrected out-of-period in the accompanying condensed consolidated financial statement as of June 30, 2018. Subsequent to determining that the measurement period was finalized, the company recorded a $0.1 million adjustment to increase goodwill and income tax benefit related to a tax adjustment of the acquired valuation allowance of PHS.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions about future events.  The financial information included herein is unaudited; however, such information reflects all adjustments that are, in the opinion of the Company's management, necessary for a fair statement of results for the interim periods presented. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses.  Such estimates include the valuation of receivable balances, property, plant and equipment, valuation of goodwill and other intangible assets, deferred tax assets, share based compensation expense and the assessment of contingencies and legal contingencies, among others.  These estimates and assumptions are based on the Company’s best estimates and judgment.  The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which the Company believes to be reasonable under the circumstances.  The Company adjusts such estimates and assumptions when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in those estimates will be reflected in the condensed consolidated financial statements in future periods.

The results of operations for the three and six months ended June 30, 2018 and 2017, are not necessarily indicative of the results to be expected for any other interim period or the full year. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

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

The Company recognizes contract assets, or unbilled receivables, related to the rights to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the customer. Unbilled receivables were $1.9 million at June 30, 2018. The unbilled receivables of $2.7 million outstanding at December 31, 2017 were subsequently billed prior to March 31, 2018.

The Company records contract liabilities when cash payments are received for due in advance of performance to deferred revenue. Deferred revenue primarily relates to the advance consideration received from the customer. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue during the three and six months ended June 30, 2018 decreased by $0.4 million and $0.7 million, respectively, resulting from $0.7 million and $1.5 million of additional invoicing and was offset by revenue recognized of $1.0 million and $2.2 million during the same periods, of which $0.3 million and $1.0 million were included in deferred revenue at the beginning of the respective periods. As of June 30, 2018, there is $1.6 million in total deferred revenue of which $0.03 million is long-term and will be recognized over a period exceeding 12 months. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year of less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.

The recognition of our revenues remains substantially unchanged under ASC 606 with the exception of upfront fees charged to our customers which had a material impact. Depending on the terms of the contract, the period over which the upfront fees will be recognized may differ from the current treatment. In addition to the revenue change for up-front fees, the Company expects a change to the direct and incremental costs to obtain contract with customers, such as sales commissions, as these costs will be deferred and recognized over the period of benefit rather than expensing them as incurred in the period that the commissions are earned by our employees. The change in deferred commission expense as a result of deferring incremental costs of obtaining a contract and the related offset of amortization were both immaterial during the three and six months ended June 30, 2018.

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
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations was as follows:

	June 30, 2018
(in thousands)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
BALANCE SHEET
ASSETS
Other current assets	$794	$740	$54
Other assets	982	623	359
LIABILITIES AND STOCKHOLDERS' DEFICIT
Other current liabilities	4,220	4,184	36
Other long-term liabilities	149	96	53
Accumulated deficit	(195,296)	(194,962)	334

	Three months ended			Six months ended
	June 30, 2018			June 30, 2018
(in thousands)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
STATEMENT OF OPERATIONS
Revenues	$10,275	$10,183	$92	$21,610	$21,604	$6
Selling, general and administrative expenses	6,433	6,451	(18)	13,284	13,300	(16)
Net loss	(5,077)	(5,151)	74	(10,306)	(10,296)	(10)

The following table disaggregates our revenue by major product line:

	Three months ended	Six months ended
(in thousands)	June 30, 2018	June 30, 2018
Screening revenues	$6,726	$14,071
Portal revenues	2,685	5,715
Coaching revenues	485	1,074
Other revenues	379	750
Total revenues	$10,275	$21,610

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment", which is intended to simplify goodwill impairment testing by eliminating the second step of the analysis under which the implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. The update instead requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. The standard is effective, prospectively, for public companies in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted the guidance during the fourth fiscal quarter of 2017, prior to our annual testing of goodwill impairment. See Note 7 to the consolidated financial statements.

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

Note 2: Liquidity and Going Concern Assessment

The Company's primary sources of liquidity are cash and cash equivalents as well as availability under a Credit and Security Agreement (the "2016 Credit and Security Agreement") with CNH Finance Fund I, L.P., f/k/a SCM Specialty Finance Opportunities Fund, L.P. ("CNH"), as amended. If the Company needs to borrow in the future under its 2016 Credit and Security Agreement, as amended, which is solely at the lender's discretion, the amount available for borrowing may be less than the $15.0 million under this facility at any given time due to the manner in which the maximum available amount is calculated.  The Company has an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables up to $15.0 million under this facility. At June 30, 2018, the Company had $5.8 million of outstanding borrowings under the 2016 Credit and Security Agreement, with no available borrowing capacity due to the balance of the Company’s receivables. In addition, the Company entered into an Amended and Restated Credit Agreement dated as of May 11, 2017 (the “A&R Credit Agreement”) with SWK Funding, LLC (“SWK”), as amended, which provided for an increase in the principal balance under the previous term loan to $6.5 million (the "Term Loan") and provided for an additional $2.0 million term loan (the “August 2017 Term Loan”). The debt agreements with CNH and SWK described above contain certain financial covenants, including various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements, which the Company was not in compliance with as of June 30, 2018. On February 2, 2018, the Company entered into a Third Amendment to the A&R Credit Agreement which extended the August 2017 Term Loan’s maturity date to April 30, 2018. The Company has repaid $250,000 of the principal balance thereon as part of this Third Amendment. Under this Third Amendment, there was a second payment of $250,000 due in March 2018, with the balance of the August 2017 Term Loan due April 30, 2018, neither of which was repaid in accordance with the amendment. On May 10, 2018, the Company signed a Fourth Amendment to the A&R Credit Agreement (the "Fourth Amendment"), which provided a forbearance period that ran through June 1, 2018 with respect to the Company’s outstanding payment and covenant defaults under the A&R Credit Agreement. Under this agreement SWK has also agreed to lend an additional $1.5 million (the “May 2018 Term Loan”). On May 31, 2018, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with CNH pursuant to which CNH agreed to forbear from enforcing its rights with respect to all outstanding covenant violations under the 2016 Credit and Security Agreement until August 31, 2018. Pursuant to both the Fourth Amendment and the Forbearance Agreement, the Company must use reasonable best efforts to identify potential acquirers or investors and to effectuate a transaction that results in a sale, merger, acquisition, or similar material investment in the Company as imminently as reasonably possible (the “Transaction”) and is required to engage an investment banker acceptable to SWK to advise and represent the Company with respect to the Transaction. On May 10, 2018, the Company engaged Raymond James in fulfillment of the requirement to engage an acceptable investment banker. On June 1, 2018, the Company signed a Fifth Amendment to the A&R Credit Agreement (the "Fifth Amendment" which provided the Company a forbearance period that runs through August 31, 2018. Under the Fifth Amendment, SWK has agreed to lend an additional $5.0 million (the "Fifth Amendment Term Loan") with all principal and accrued interest on the Fifth Amendment Term Loan, the August 2017 Term Loan with a principal balance of $1.75 million, and the May 2018 Term Loan with a principal balance of $1.5 million due and payable on September 4, 2018. Pursuant to the Sixth Amendment to Amended and Restated Credit Agreement dated as of August 9, 2018 (the “Sixth Amendment”), SWK agreed to lend an additional $0.8 million (the “Sixth Amendment Term Loan”) to the Company under the same payment terms and subject to the same conditions as the Fifth Amendment.

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

Principal conditions or events that require management's consideration

Following are conditions and events which require management's consideration:

•
The Company had a working capital deficit of $36.0 million with $0.6 million in cash and cash equivalents at June 30, 2018. The Company had $15.0 million of payables at June 30, 2018, that were past due-date terms. The Company continues to work with its vendors to facilitate revised payment terms; however, the Company has had an increasing number of vendors who have terminated services, threatened to terminate services, filed legal action or threatened to file legal action due to aged outstanding payables and in order to accelerate invoice payments.  At June 30, 2018, over 79% of the Company's outstanding payables were more than 90 days past due. If certain services were terminated and the Company was not able to find alternative sources of supply, it could have a material adverse impact on our business.

•
The Company’s net cash provided by operating activities during the six months ended June 30, 2018, was $0.7 million. The Company’s current forecast does not indicate positive operating cash flow in 2018, and our history of losses requires us to be cautious in our forecasting. The Company continues reviewing restructuring within our organization for additional cost savings and improved strategic market and customer services offerings.

•	The Company incurred a loss from continuing operations before income tax expense of $10.4 million for the six months ended June 30, 2018.

•
The Company had $5.8 million of outstanding borrowings under the 2016 Credit and Security Agreement with CNH, with no available borrowing capacity, as of June 30, 2018. As of July 31, 2018, the Company had $4.4 million of outstanding borrowings and $0.1 million of unused borrowing capacity. Any borrowings on the unused borrowing capacity are at the discretion of CNH.

•
The Company owes $11.9 million at June 30, 2018, under the Term Loan, the August 2017 Term Loan, the May 2018 Term Loan and the Fifth Amendment Term Loan with SWK (collectively, the “SWK Term Loans”), which was used to fund the Merger and working capital. In addition, at June 30, 2018, the Company owes $1.9 million to Century Equity Partners. See Note 8 to the condensed consolidated financial statements for the Subordinated Promissory Note issued in connection with the Merger.

•
All principal and accrued interest on the Sixth Amendment Term Loan with a principal balance of $0.8 million, the Fifth Amendment Term Loan with a principal balance of 5.0 million, the August 2017 Term Loan with a principal balance of $1.75 million, and the May 2018 Term Loan with a principal balance of $1.5 million will be due and payable on September 4, 2018. As a result of the cross-default clause with CNH, the Company also entered into the Forbearance Agreement through August 31, 2018 with CNH with respect to defaults under the 2016 Credit and Security Agreement. If the Company is unable to negotiate forbearance agreements beyond August 31, 2018, raise sufficient capital to repay the facilities, or replace the facilities with new debt facilities, the defaults could have a material adverse impact on our business. For additional information regarding the 2016 Credit and Security Agreement, the A&R Credit Agreement, and the related covenants, refer to Note 8 to the condensed consolidated financial statements.

•
    The debt agreements with CNH and SWK described above contain certain financial covenants, including various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements, which the Company did not comply with as of June 30, 2018 but which are subject to the forbearance under the Fifth Amendment and the Forbearance Agreement. The Fifth Amendment with SWK contains additional covenants as disclosed in Note 8 which the Company is currently in compliance with.

•
Pursuant to both the Fifth Amendment and the Forbearance Agreement, the Company must use reasonable best efforts to identify potential acquirers or investors and to effectuate a transaction that results in a sale, merger, acquisition, or similar material investment in the Company as imminently as reasonably possible (the “Transaction”) and is required to engage an investment banker acceptable to SWK to advise and represent the Company with respect to the Transaction. On May 10, 2018, the Company engaged Raymond James in fulfillment of the requirement to engage an acceptable investment banker.

•	There is an increased risk of losing key managerial and operational personnel as we seek to remedy our going concern and liquidity problems and pursue a Transaction.

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

Management's plans

The Company expects to continue to monitor its liquidity carefully, work to reduce this uncertainty, and address its cash needs through a combination of one or more of the following actions:

•
The Company appointed a Chief Restructuring Officer ("CRO"). Under the leadership of the CRO, the Company has established a working capital plan and plans to address the Company’s balance sheet surrounding both the secured and unsecured creditors, operating expense structure and overall strategies in an effort to resolve this going concern assessment. Under the restructuring plan, the Company will consider all available options for strengthening its balance sheet through acquisitions and divestitures, capital-raising activities, and restructuring existing obligations, while continuing to manage its past due payables. The initial plans developed by the CRO continue to evolve as the Transaction process and the Company’s business operations progress over time. During the CRO’s tenure, the executive officers will continue to report to the CRO.

•
The CRO is also working with the management team and Raymond James to seek to implement the Transaction required under the Fifth Amendment and Forbearance Agreement and to maximize the enterprise value of the Transaction as the Company continues its current operations. The form the Transaction might take, if a Transaction is successfully negotiated and consummated, has not yet been determined but could involve a merger, a stock sale, an asset sale, a sale under Article 9 of the Uniform Commercial Code, a sale under Section 363 of the Bankruptcy Code, or some variation or combination of the foregoing.

•
The Company is undertaking efforts, including providing additional incentive-based compensation, to retain its key personnel as it seeks a Transaction to satisfy the requirements of the Fifth Amendment and the Forbearance Agreement.

•
The Company executed forbearance agreements with both of its secured lenders through August 31, 2018 and will continue to work with its lenders in securing a longer period forbearance agreement, although to date nothing has been formally agreed upon and the Company may be unable to complete such an extended forbearance agreement.

•
Pursuant to the Fourth, Fifth and Sixth Amendments SWK has agreed to lend an additional $7.3 million to the Company. The lender will provide the Company advances under this agreement as long as the Company is in compliance with the additional covenants set forth in the Fifth Amendment (see Note 8). As of June 30, 2018, the Company has received advances totaling $3.6 million under these amendments. The Company may seek additional bridge financing as necessary to implement its business plan during the Transaction process.

•
The Company will continue to aggressively seek new and return business from our existing customers and expand our presence in the health and wellness marketplace. The Company will also evaluate the overall profitability of our existing customer contracts and attempt to address underperforming business through price increases, cost savings or termination of services or a combination thereof.

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

Note 3: Merger

On May 11, 2017, the Company closed the Merger contemplated by the Merger Agreement by and among the Company, Piper Merger Corp., PHS, and Wellness Holdings, LLC. PHS was the surviving entity in the Merger, as a result of which it became a wholly-owned subsidiary of the Company. As Merger consideration, the Company issued 10,448,849 shares to the PHS equity holders (the “Former PHS Owners”). The Former PHS Owners now hold approximately 47% of the Company’s approximately 26.8 million outstanding shares of common stock as of June 30, 2018. During the three and six months ended June 30, 2018, there were no transaction costs associated with the Merger. During the three and six months ended June 30, 2017, the Company recorded $1.6 million and $2.3 million, respectively, of transaction costs in connection with the Merger in the condensed consolidated statement of operations.

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

The Company allocated the purchase price to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The allocation of the purchase price was based on management's estimates and assumptions at the time of acquisition. As of December 31, 2017, the Company has made adjustments to certain accrued expenses, subordinated debt discount, and tax balances during the measurement period, resulting in a $1.6 million increase in goodwill. As disclosed in Note 1, during the quarter ended June 30, 2018, the Company made an adjustment of $0.1 million out-of-period to increase goodwill related to a tax adjustment of the acquired valuation allowance of PHS.

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

Amortization is expected to be recorded on a straight-line basis over the estimated useful life of the asset. The Company recorded amortization expense of $0.3 million and $0.6 million during the three and six months ended June 30, 2018, respectively, related to the intangible assets acquired in the Merger, of which $0.2 million is recorded as a component of cost of operations and $0.1 million is recorded as a component of selling, general and administrative expenses. The goodwill of $8.1 million was recorded in one reporting unit as the Company does not report segments and is expected to be deductible for tax purposes.

The condensed consolidated statement of operations for the three and six months ended June 30, 2018, includes revenue of $4.1 million and $9.6 million, respectively, attributable to PHS compared to $1.9 million for the three and six months ended June 30, 2017 since the Merger date of May 11, 2017. Disclosure of the earnings contribution from the PHS business is not practicable, as the Company has already integrated operations in many areas.

The following table provides unaudited pro forma results of operations for the three and six months ended June 30, 2017, as if the Merger had been completed on the first day of the Company's 2017 fiscal year.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(in thousands)		(Proforma)		(Proforma)
Revenues	$10,275	$10,884	$21,610	$24,034
Loss from continuing operations	$(5,077)	$(5,873)	$(10,271)	$(11,680)

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had the Company been a combined company during the periods presented, nor are they indicative of the consolidated results of operations in future periods, as they do not reflect the operational synergies expected to be achieved by reducing fixed costs by combining operations. Pro forma results for the three and six months ended June 30, 2017, include immaterial pre-tax adjustments for net amortization of intangible assets and the addition of transaction costs of $2.1 million and $3.3 million, respectively.

Note 4:	Loss Per Share

Basic loss per share equals net loss divided by the weighted average common shares outstanding during the period.  Diluted loss per share equals net loss divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents. The calculation of loss per common share on a basic and diluted basis was the same for the three and six months ended June 30, 2018 and 2017, because the inclusion of dilutive common stock equivalents - the A&R Warrant (1,317,289 shares), the 10% Warrant (326,052 shares), the 2017 Private Offering Warrants (2,187,500 shares), and the August Warrant (450,000 shares) (all as defined in Note 8 to the condensed consolidated financial statements), would have been anti-dilutive for all periods presented. The Company has granted options to purchase shares of the Company's common stock through employee stock plans with the weighted average options outstanding as of June 30, 2018 and 2017, of 2,512,860 and 938,062, respectively, all of which were outstanding as of June 30, 2018, but are anti-dilutive because the Company is in a net loss position.

Note 5: Share-Based Compensation

Employee Share-Based Compensation Plans - On May 29, 2008, the Company's shareholders approved the 2008 Omnibus Employee Incentive Plan (the "2008 Plan") providing for the grant of stock options, stock appreciation rights, non-vested stock, and performance shares. The 2008 Plan provides for the issuance of an aggregate of 333,333 shares. There were no options for the purchase of shares granted under the 2008 Plan during the three and six months ended June 30, 2018, or the three and six months ended June 30, 2017. As of June 30, 2018, 154,141 shares remain available for grant under the 2008 Plan.

On May 24, 2011, the Company's shareholders approved the 2011 Omnibus Employee Incentive Plan (as subsequently amended and restated (the "2011 Plan"), providing for the grant of stock options and non-vested stock awards. The 2011 Plan provides for the issuance of an aggregate of 3,650,000 shares. During the three and six months ended June 30, 2018, the Company granted 110,000 and 235,000, respectively, options for the purchase of shares under the 2011 Plan. During the three months ended June 30, 2017, the Company granted 2,075,000 options for the purchase of shares granted under the 2011 Plan conditioned on shareholder approval which was granted at the August 10, 2017, annual meeting of the Company’s shareholders of a proposed increase in the number of shares subject to issuance under the 2011 Plan. For the three and six months ended June 30, 2018, the Company granted no stock awards under the 2011 Plan, and during the six-month period ended June 30, 2017, the Company granted a total of 19,800 stock awards under the 2011 Plan to non-employee Board of Directors that immediately vested. As of June 30, 2018, 592,893 shares remained available for grant under the 2011 Plan.

Options under the 2008 and 2011 Plans are granted at fair value on the date of grant, are exercisable in accordance with various vesting schedules specified in the individual grant agreements and have contractual lives of 10 years from the date of grant.

The fair value of the stock options granted during the three and six months ended June 30, 2018, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
Expected life (years)	4.0	3.9
Expected volatility	91.3%	90.5%
Expected dividend yield	—%	—%
Risk-free interest rate	2.4%	2.4%
Weighted average fair value of options granted during the period	$0.30	$0.29

The following table summarizes stock option activity for the six-month period ended June 30, 2018:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2017	2,577,860	$1.17
Granted	235,000	0.65
Forfeited and Expired	(300,000)	0.93
Outstanding balance at June 30, 2018	2,512,860	$1.15	8.8	$0
Options exercisable at June 30, 2018	1,247,489	$1.62	8.4	$0

There were no options exercised during the six-month periods ended June 30, 2018 and 2017. Options for the purchase of an aggregate of 220,989 shares of common stock vested during the six-month period ended June 30, 2018, and the aggregate fair value at grant date of these options was $0.2 million. As of June 30, 2018, there was approximately $0.4 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 3.1 years.

The Company recorded $0.1 million of share-based compensation expense in selling, general and administrative expenses for the three and six-month periods ended June 30, 2018. During the three and six-month periods ended June 30, 2017, the Company recorded $0.1 million and $0.2 million, respectively, of share-based compensation expense in selling, general and administrative expenses.

Note 6: Inventories

Included in inventories at June 30, 2018, and December 31, 2017, are $0.3 million and $0.5 million, respectively, of finished goods and $0.4 million and $0.5 million, respectively, of components.

Note 7: Goodwill and Other Intangible Assets

The Company recorded goodwill of $8.9 million as of June 30, 2018, and December 31, 2017.

Intangible assets subject to amortization are amortized on a straight-line basis, with the estimated useful life for the wellness portal and customer relationships as 4 - 6 years and 8 years, respectively. Intangible assets are summarized in the table below:

	June 30, 2018			December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Portal	$8,351	$4,125	$4,226	$8,351	$3,256	$5,095
Customer relationships	5,497	1,325	4,172	5,497	981	4,516
Trade name/trademark	200	200	—	200	171	29
Non-compete agreements	10	10	—	10	6	4
Total	$14,058	$5,660	$8,398	$14,058	$4,414	$9,644

Amortization expense for the three-month periods ended June 30, 2018 and 2017, was $0.6 million and $0.5 million, respectively, and $1.2 million and $0.8 million for the six-month periods ended June 30, 2018 and 2017, respectively.

Impairment Considerations

The Company has both current period operating and cash flow losses along with a history of operating and cash flow losses as described in Note 2 - Liquidity and Going Concern Assessment. The process of an impairment test is to identify any potential impairment by comparing the carrying value of a reporting unit including goodwill and its fair value. In 2017, the Company utilized an undiscounted cash flow methodology based on the projections for the asset group from 2018 through 2025 to test for recoverability. For the period ended June 30, 2018, given the potential sale transaction described in Note 2, the Company reduced the undiscounted cash flows to reflect the potential disposal of the asset group during 2018. The carrying amount of an asset group is considered recoverable if the total undiscounted future cash flows from the asset group are greater than the carrying amount of the asset group. We evaluated only the future cash flows that are directly associated with and expected to arise as a direct result of the use of the asset group and its eventual disposition. These cash flow estimates excluded cash outflows for interest and were determined on a pre-tax basis. Based on our analysis it was determined that the undiscounted cash flows from the use and estimated proceeds from the disposition of the asset group were greater than the $1.8 million carrying amount and the asset group would therefore not be considered impaired.

During the fourth fiscal quarter of 2017, prior to our annual testing of goodwill, the Company adopted ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment", which requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. As previously disclosed, the Company has a single reporting unit, inclusive of $8.9 million of goodwill. The Company used the equity premise in assigning assets and liabilities to a reporting unit to determine its carrying value, which resulted in a stockholders’ deficit balance of $6.9 million as of December 31, 2017. The fair value of the Company is based on its market capitalization using outstanding shares and the closing stock price as of December 31, 2017 and June 30, 2018, which resulted in positive fair value of over $11 million and $1 million, respectively. Therefore, the fair value of the reporting unit is greater than the carrying amount, and goodwill is not considered to be impaired at June 30, 2018.

Note 8: Debt

The following table summarizes the Company's outstanding debt:

(in thousands)	June 30, 2018	December 31, 2017
2016 Credit and Security Agreement	$5,766	$10,015
Term Loans	11,860	8,500
Discount on Term Loans	(467)	(631)
Unamortized debt issuance costs related to Term Loans	(174)	(220)
Subordinated Promissory Note, net	1,575	1,543
Capital Leases	23	107
Total debt	18,583	19,314
Short-term portion	(18,583)	(19,314)
Total long-term debt	$—	$—

The following table summarizes the components of interest expense:

	Three Months Ended		Six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Interest expense on Term Loans (effective interest rate at June 30, 2018 and 2017 was 31% and 15%, respectively)	$458	$179	$807	$317
Interest expense on 2016 Credit and Security Agreement	174	117	347	198
Interest expense on Subordinated Promissory Note	39	23	78	23
Interest expense on Seasonal Facility	—	23	—	23
Interest expense on Capital Leases	—	2	5	2
Interest expense, other	—	2	—	2
Accretion of termination fees (over term of Term Loan at rate of 8%)	49	98	160	140
Amortization of debt issuance costs	77	79	152	219
Amortization of debt discount associated with SWK Warrants #1 and #2 (defined below)	87	170	164	537
Amortization of Subordinated Promissory Note Discount	17	—	32	—
Mark to market of SWK Warrant #2 (defined below)	(122)	—	(80)	—
Total	$779	$693	$1,665	$1,461

Credit Facilities

As of June 30, 2018, the Company had two primary credit facilities the 2016 Credit and Security Agreement with CNH and the A&R Credit Agreement with SWK. The 2016 Credit and Security Agreement provides us with a revolving credit facility, the proceeds of which are to be used for general working capital purposes and capital expenditures. The A&R Credit Agreement with SWK provides us with additional working capital with a $6.5 million term loan and two overdraft lines of $2.0 million each, one being the Seasonal Facility which is available to us throughout the year subject to certain conditions, and the second one, the 2017 August Term Loan, which was put in place in August 2017. Pursuant to the Fourth and Fifth Amendments, SWK has agreed to lend the Company an additional $1.5 million and $5.0 million, respectively.

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

As of June 30, 2018, the Company had $5.8 million of outstanding borrowings under the 2016 Credit and Security Agreement, with no available borrowing capacity. As of July 31, 2018, the Company had $4.4 million of outstanding borrowings and $0.1 million of unused borrowing capacity. Any borrowings on the unused borrowing capacity are at the discretion of CNH. Immediately following the Merger, the Company paid off PHS's outstanding line of credit balance, noted in the purchase price allocation in Note 3 to the condensed consolidated financial statements, of $4.7 million.

Borrowings under the 2016 Credit and Security Agreement bear interest at a fluctuating rate that when annualized is equal to the Prime Rate plus 4.5%, subject to increase in the event of a default. The Company paid CNH a $0.1 million facility fee, and monthly, CNH will receive an unused line fee equal to one-half of one percent (0.5%) per annum of the difference derived by subtracting (i) the greater of (x) the average daily outstanding balance under the Revolving Facility during the preceding month and (y) the Minimum Balance, from (ii) the Revolving Loan Commitment Amount and also a collateral management fee equal to one-half of one percent (0.5%) per annum of the Revolving Loan Commitment Amount. In connection with the Third Amendment, the Company paid fees of $0.1 million to CNH that were capitalized in Other Assets. As of June 30, 2018, the remaining balance in debt issuance costs recorded in Other Assets on the condensed consolidated balance sheet was $0.2 million.

Borrowings under the 2016 Credit and Security Agreement are secured by a security interest in all existing and after-acquired property of the Company, including, but not limited to, its receivables (which are subject to a lockbox account arrangement), inventory, and equipment.

The Third Amendment revised the previous covenants and contains customary representations and warranties and various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements. Noncompliance with these covenants constitutes an event of default. The covenants are summarized in the tables below and are on a pro forma basis as if the Merger with PHS happened as of April 1, 2017:

(in thousands)	Minimum Aggregate Revenue (LTM) as of the end of:
Months Ending	Twelve	Twelve	Twelve	Twelve
Period Ended	June 30, 2018	September 30, 2018	December 31, 2018	each fiscal quarter thereafter
	$70,000	$71,000	$74,000	$75,000

Minimum Adjusted EBITDA as of the end of:
Months Ending	Twelve	Twelve	Twelve	Twelve
Period Ended	June 30, 2018	September 30, 2018	December 31, 2018	each fiscal quarter thereafter
	$5,200	$6,000	$8,000	$9,000

Minimum Consolidated Unencumbered Liquid Assets as of:
The end of each fiscal quarter
$1,000

The Company was not in compliance with the covenants as of June 30, 2018, and was in default, which enables its lenders to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral. Due to the covenant violations, the debt has been classified as short term on the condensed consolidated balance sheet as of June 30, 2018. On June 1, 2018, the Company entered into a Forbearance Agreement and Amendment to Credit and Security Agreement with CNH. CNH has provided a forbearance through August 31, 2018, with respect to the Company’s outstanding covenant defaults subject to the same covenants as set forth in the Fifth Amendment with SWK.

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

In connection with the execution of the Credit Agreement in 2015, the Company issued SWK a warrant (the "SWK Warrant #1") to purchase 543,479 shares of the Company’s common stock. As part of the conditions in the Third Amendment to Credit Agreement and Limited Waiver and Forbearance (the “Third SWK Amendment”) dated August 15, 2016, the Company modified the exercise price of the SWK Warrant #1 to $1.30 per share, recording the change in fair value of the SWK Warrant #1 of $0.3 million in accumulated paid-in capital in the condensed consolidated balance sheet. The warrant was considered equity classified, and as such, the Company allocated the proceeds from the Term Loan to the warrant using the relative fair value method. Further, pursuant to the Credit Agreement, if the 2013 Loan and Security Agreement was not repaid in full and terminated, and all liens securing the 2013 Loan and Security Agreement were not released, on or prior to April 30, 2016, as amended in the First Amendment to the Credit Agreement dated February 25, 2016, the Company agreed to issue an additional warrant (“SWK Warrant #2”) to SWK to purchase common stock valued at $1.25 million, with an exercise price of the closing price on April 30, 2016. In accordance with the relevant accounting guidance, SWK Warrant #2 was determined to be an embedded derivative. The fair value of both of the SWK warrants at the inception of the Credit Agreement of approximately $3.6 million was recorded as a debt discount and has been amortized through interest expense over the term of the Credit Agreement using the effective interest method. In accordance with the relevant accounting guidance for a TDR, the debt discount is now being amortized through expense over the revised term of the A&R Credit Agreement. The Company valued both warrants using the Black-Scholes pricing model, which utilizes Level 3 Inputs. For SWK Warrant #1, the Company utilized volatility of 85.0%, a risk-free rate of 1.4%, dividend rate of zero, and term of 7 years, which is consistent with the exercise period of the Warrant. For the SWK Warrant #2, the Company utilized volatility of 80.0%, a risk-free rate of 2.1%, dividend rate of zero, and a term of 7 years, which is consistent with the exercise period of the warrant. The requirement of the Company to issue the SWK Warrant #2 was eliminated when the Company entered into the 2016 Credit and Security Agreement with CNH, which is discussed further above.

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

On August 8, 2017, the Company entered into the First Amendment that provides for an additional $2.0 million term loan (the “August 2017 Term Loan”). The Company was originally required to repay the August 2017 Term Loan by February 1, 2018 but that date has been extended to June 1, 2018. In consideration for the First Amendment, the Company issued a new warrant (the “August Warrant” (together with SWK Warrant #1, SWK Warrant #2, and the A&R Warrant, the "SWK Warrants") for SWK to purchase up to 450,000 shares of the Company’s common stock for a strike price of $0.80 per share, paid a fee of $0.03 million, and will pay an exit fee of $0.14 million if the August 2017 Term Loan is repaid by November 30, 2017, or $0.28 million if it is repaid later. The warrant was considered equity classified, and as such, the Company allocated the proceeds from the August 2017 Term Loan to the warrant using the relative fair value method. The fair value of the August Warrant at the inception of the First Amendment of approximately $0.2 million was recorded as a debt discount and will be amortized through interest expense over the term of the A&R Credit Agreement using the effective interest method. The Company valued the August Warrant using the Black-Scholes pricing model, which utilizes Level 3 Inputs. The Company utilized volatility of 79.3%, a risk-free rate of 2.1%, a dividend rate of zero, and a term of 7 years, which is consistent with the exercise period of the August Warrant. The warrant was being issued by the Company in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 thereunder.

The A&R Credit Agreement revised the previous covenants and contains customary representations and warranties and various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements. Additional covenants have been subsequently adopted as disclosed in Note 13. Noncompliance with these covenants constitutes an event of default. The covenants are summarized in the tables below and are on a pro forma basis as if the Merger with PHS happened as of April 1, 2017:

(in thousands)	Minimum Aggregate Revenue (LTM) as of the end of:
Months Ending	Twelve	Twelve	Twelve	Twelve
Period Ended	June 30, 2018	September 30, 2018	December 31, 2018	each fiscal quarter thereafter
	$70,000	$71,000	$74,000	$75,000

Minimum Adjusted EBITDA as of the end of:
Months Ending	Twelve	Twelve	Twelve	Twelve
Period Ended	June 30, 2018	September 30, 2018	December 31, 2018	each fiscal quarter thereafter
	$5,200	$6,000	$8,000	$9,000

Minimum Consolidated Unencumbered Liquid Assets as of:
The end of each fiscal quarter
$1,000

The Company was not in compliance with the covenants under the A&R Credit Agreement as of June 30, 2018, and on March 15, 2018, the Company did not make its $0.25 million payment; therefore, is in default. This enables the lenders to accelerate the repayment of all amounts outstanding and exercise remedies with respect to collateral, but subsequent to March 31, 2018 the lenders have agreed to forbear from enforcing these rights until August 31, 2018. Due to the covenant violations, the debt has been classified as short term on the condensed consolidated balance sheet as of June 30, 2018.

On May 10, 2018, the Company entered into a Fourth Amendment (together with related agreements and documents, the “Fourth Amendment”) to the A&R Credit Agreement dated as of May 11, 2017 (as amended, the “Credit Agreement”), by and between the Company and SWK. Pursuant to the Fourth Amendment, SWK has agreed to lend an additional $1.5 million (the “May 2018 Term Loan”) to the Company.

On June 1, 2018, the Company entered into a Fifth Amendment (together with related agreements and documents, the “Fifth Amendment”) to the Amended and Restated Credit Agreement dated as of May 11, 2017 (as amended, the “Credit Agreement”), by and between the Company and SWK.

The Fifth Amendment provides the Company a forbearance period that runs through August 31, 2018 with respect to the Company’s outstanding payment and covenant defaults under the Credit Agreement. SWK’s forbearance agreement is conditioned on the Company’s compliance with the following covenants, which the Company is currently in compliance with:

•	The Company must provide periodic cash flow forecasts to SWK.

•	The Company’s actual expenses must not exceed budgeted amounts by more than 15%.

•
The Company must use reasonable best efforts to identify potential acquirers or investors and to effectuate a transaction that results in a merger, acquisition, or similar material investment in the Company as imminently as reasonably possible (the “Transaction”).

•
The Company must continue to engage Raymond James as its financial adviser to advise and represent the Company with respect to the Transaction and must meet or exceed the milestones and deadlines established by Raymond James from time to time with respect to the Transaction.

Pursuant to the Fifth Amendment, SWK has agreed to lend an additional $5.0 million (the “Fifth Amendment Term Loan”) to the Company. All principal and accrued interest on the Fifth Amendment Term Loan, the August 2017 Term Loan with a principal balance of $1.75 million, and the May 2018 Term Loan with a principal balance of $1.5 million will be due and payable on September 4, 2018. The other terms and conditions of the Fifth Amendment Term Loan, the May 2018 Term Loan, and the August 2017 Term Loan are the same as those applicable to the primary term loan advanced by SWK to the Company under the Credit Agreement.

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

Subordinated Promissory Note

Century invested $2.5 million in PHS prior to the Merger in the form of subordinated, convertible debt bearing interest at 8.25%. Immediately prior to closing of the Merger, approximately $0.4 million of the balance of the note converted to equity in PHS. Subject to a net debt calculation in the Merger Agreement, which included a post-closing true-up, the remaining approximately $1.9 million remained outstanding as subordinated debt (not convertible anymore) of PHS to Century pursuant to the Subordinated Promissory Note dated May 11, 2017 (the “Subordinated Promissory Note”). As noted in Note 3 to the condensed consolidated financial statements, the Subordinated Promissory Note was part of the PHS purchase price allocation and is recorded in short-term liabilities on the condensed consolidated balance sheet as of June 30, 2018.

The unpaid principal balance of the Subordinated Promissory Note is due on May 11, 2022, or if earlier, the date on which the Term Loan to SWK and the 2016 Credit and Security Agreement with CNH is discharged, repaid, refinanced or otherwise satisfied (the "Maturity Date"). The Subordinated Promissory Note bears interest at annual rate of 8.25%. Interest shall accrue daily and be paid in full on the Maturity Date; provided that a minimum amount of interest equal to the “Tax Distribution” shall be paid on or before March 31 of each year. “Tax Distribution” means 40% of the accrued interest for the most recently completed calendar year. The Subordinated Promissory Note is subordinated to the Term Loan with SWK and the 2016 Credit and Security Agreement with CNH, pursuant to the terms outlined in the Subordinated Promissory Note. This debt is subject to acceleration in the event of default. This acceleration can be the result of the Company’s default with the CNH and SWK debt agreements if CNH or SWK were to accelerate the Company's obligations. Given the going concern described in Note 2 and the covenant violations on the CNH and SWK debt agreements described above, this debt has been classified as short term on the condensed consolidated balance sheet as of June 30, 2018.

Capital Leases

As a result of the Merger with PHS, the Company acquired two leases accounted for as capital leases, which related to a phone system, which expired in October 2017, and a data center, which expires in June 2018. The underlying assets and accumulated depreciation are recorded in property, plant and equipment, with the corresponding liability of $0.02 million recorded in short-term debt in the condensed consolidated balance sheet as of June 30, 2018.

Note 9: Commitments and Contingencies

Lease obligations

The Company currently has two major locations, our corporate office located in Olathe, KS, and our East Greenwich, RI, office. Both locations are under operating leases which expire in 2018 and 2019, respectively.

Through the acquisition of AHS in 2015, the Company acquired two leased properties in Des Moines, IA and Indianapolis, IN under operating leases which would have expired in 2018. The Company determined that neither lease was necessary for its operations, thus, in April 2017, settlement agreements for the remaining lease obligations were reached with both landlords. Additionally, the Company was obligated under a lease related to the discontinued Hooper Holmes Services operations center through 2018 and had ceased use of this facility, and on March 9, 2017, the parties to the lease reached a settlement agreement for the remaining lease obligation. The lease settlement liabilities for the three settled lease agreements of $0.1 million are accrued in other current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2018.

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

The Company incurred certain severance and other costs related to its ongoing initiatives to increase the flexibility of its cost structure that were recorded in selling, general, and administrative expenses, and at June 30, 2018, and December 31, 2017, the Company recorded a $0.6 million and $0.6 million liability, respectively, related to these initiatives in other current liabilities in the accompanying condensed consolidated balance sheet.

On June 21, 2018, the Company adopted a Key Employee Retention Incentive Plan (the “Plan”) to provide incentives for key management personnel to make extraordinary efforts to execute the strategic objectives of the Company in connection with its previously announced plan to seek a significant equity investment or a transaction involving the merger or sale of the Company (a “Transaction”). The Plan provides an opportunity for key management personnel, including the Company’s executive officers among others, to earn a one-time cash bonus on closing of a Transaction on the condition that the participant affirmatively and continuously assists the Company in and through the successful completion of a Transaction. The maximum authorized size of the aggregate bonus pool under the Plan cannot exceed a cap of five percent of Gross Enterprise Value (as defined in the Plan), and the Company’s current expectation is that the actual aggregate bonuses to be awarded will total less than four percent of Gross Enterprise Value.

Loss contingencies

The Company accrued $1.3 million related to a vendor arrangement acquired in the Merger. The arrangement had a minimum purchase commitment for which it was probable that the Company would not achieve. This amount has been recorded in Accruals as part of the purchase price allocation disclosed in Note 3.

Legal contingencies and obligations

The Company is, in the normal course of business, a party to various claims and other legal proceedings. If management believes that a material loss not covered by insurance arising from these actions is probable and can reasonably be estimated, the Company may record the amount of the estimated loss or, if a loss cannot be estimated but the minimum liability may be estimated using a range and no point is more probable than another, the Company may record the minimum estimated liability. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. The Company is not involved in any pending legal proceeding that, in the opinion of management after taking into account our loss reserves and insurance coverage, is likely to have a material adverse effect on our financial position or results of operations, with one exception. On June 21, 2018, Cantor Fitzgerald & Co. filed a complaint with the Supreme Court of the State of New York seeking $4.0 million in damages under a commercial contract. The Company intends to vigorously defend itself against the claim but the size of the claim, if successful, could have a material adverse effect on the Company’s operations. Litigation and claims are subject to inherent uncertainties and unfavorable outcomes can occur that exceed any amounts reserved for such losses. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

Prior to our merger with PHS, PHS settled a lawsuit filed in California state court in which a former employee claimed that PHS failed to follow specific requirements under California wage and hour laws and regulations. Under the settlement agreement, PHS agreed to pay the plaintiff approximately $0.8 million, a portion of which was covered by PHS's insurance, with final payment due by November 2018. The uninsured balance of $0.4 million has been accrued in other current liabilities in the condensed consolidated balance sheet as of June 30, 2018.

On September 30, 2016, a former employee filed a class action complaint against the Company in state court in California, alleging employment-related claims. The parties have agreed in principle to settle the case, subject to negotiation of a definitive settlement agreement. The Company has accrued $0.1 million in other current liabilities in the condensed consolidated balance sheet as of June 30, 2018.

Note 10: Income Taxes

The Company's income tax expense was not material for any period presented in the condensed consolidated statement of operations. No amounts were recorded for unrecognized tax benefits or for the payment of interest and penalties during the three and six-month periods ended June 30, 2018 and 2017. No federal or state tax benefits were recorded relating to the current year loss. Additional income tax benefit for the period ended December 31, 2017 in the amount of $0.1 million has been recorded related to the further adjustment and release of the acquired valuation allowance of PHS. The Company continues to believe that a full valuation allowance is required on its net deferred tax assets, with the exception of deferred income tax on the liabilities of certain indefinite-lived intangibles.
The tax years 2014 through 2017 may be subject to federal examination and assessment. Tax years from 2009 through 2013 remain open solely for purposes of federal and certain state examination of net operating loss ("NOL") and credit carryforwards. State income tax returns may be subject to examination for tax years 2013 through 2017, depending on state tax statute of limitations.

As of December 31, 2017, the Company had U.S. federal and state net operating loss carryforwards of $19.9 million and $19.3 million, respectively. There has been no significant change in these balances as of June 30, 2018. The net operating loss carryforwards, if not utilized, will expire in the years 2018 through 2037. No tax benefit has been reported since a full valuation allowance offsets these tax attributes. However, limitations could apply upon the release of the valuation allowance.

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

Tax reform legislation commonly known as the Tax Cuts and Jobs Act (“Tax Act”) was signed into law on December 22, 2017 and included a shift to a flat federal corporate income tax rate of 21% effective in the first quarter of 2018. The statutory rate was 35% for the period ending June 30, 2017. The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740 - Income Taxes ("ASC 740"). The Company completed a re-measurement of deferred income tax assets and liabilities as of December 31, 2017 and does not anticipate further adjustments to income tax expense as a result of the Tax Act.

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

	June 30, 2018			December 31, 2017
(in thousands)	Face Value	Fair Value	Carrying Amount	Face Value	Fair Value	Carrying Amount
Term Loans	$8,250	$6,107	$11,219	$8,500	$6,013	$7,649
Century 10% Warrant	$152	$8	$131	$152	$89	$89

Note 12: Related Party Transactions

The Company completed its acquisition of PHS on May 11, 2017. As a result of the Merger, Century has a significant equity interest in the Company and representation on the Company’s board of directors. As previously disclosed in Note 8 - Debt, the Company has an outstanding Subordinated Promissory Note with Century. In March 2018, the Company entered into a letter agreement with Century related to payments for certain consulting agreements. Under this letter agreement, Century will pay advances due to the consultants on behalf of the Company. The Company was expected repay the aggregate amount of the advances to Century no later than June 1, 2018, however the amounts are still outstanding.

Note 13: Subsequent Events

Pursuant to the Sixth Amendment to A&R Credit Agreement dated as of August 9, 2018 (the “Sixth Amendment”), SWK agreed to lend an additional $0.8 million (the “Sixth Amendment Term Loan”) to the Company under the same payment terms and subject to the same conditions as the Fifth Amendment. All principal and accrued interest on the Sixth Amendment Term Loan, the Fifth Amendment Term Loan with a principal balance of $5.0 million, the August 2017 Term Loan with a principal balance of $1.75 million, and the May 2018 Term Loan with a principal balance of $1.5 million will be due and payable on September 4, 2018. The other terms and conditions of the Sixth Amendment Term Loan, the Fifth Amendment Term Loan, the May 2018 Term Loan, and the August 2017 Term Loan are the same as those applicable to the primary term loan advanced by SWK to the Company under the Credit Agreement.

In 2016, the Company filed a lawsuit against a channel partner for breach of contract alleging lost profit damages. The partner filed a counterclaim against the Company for failure to pay for services rendered. On August 1, 2018, the court ruled that the contract was breached but awarded only nominal damages due to a limitation provision in the contract. The court also ruled in favor of the partner’s counterclaim awarding them the value of the outstanding invoices plus interest. The liability for services has been previously recorded in accounts payable, however the Company will also be required to pay interest in the amount of $111,000 which has been accrued for at June 30, 2018. The Company is still considering its options with respect to this ruling.

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q (this "Report"), the terms "Hooper Holmes," "Company," "we," "us" and "our" refer to Hooper Holmes, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Report contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, concerning the Company’s plans, objectives, goals, strategies, future events or performances, which are not statements of historical fact and can be identified by words such as:  "expect," "continue," "should," "may," "will," "project," "anticipate," "believe," "plan," "goal," and similar references to future periods.  The forward-looking statements contained in this Report reflect our current beliefs and expectations.  Actual results or performance may differ materially from what is expressed in the forward-looking statements.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, risks related to our ability to realize the expected benefits from the acquisition of Accountable Health Solutions and our strategic alliance with Clinical Reference Laboratory; our ability to realize the expected synergies and other benefits from the merger with Provant Health Solutions ("PHS"); our ability to successfully implement our business strategy and integrate Accountable Health Solutions’ and Provant Health Solutions’ business with ours; our ability to retain and grow our customer base; our ability to recognize operational efficiencies and reduce costs; uncertainty as to our working capital requirements over the next 12 to 24 months; our ability to maintain compliance with the financial covenants contained in our credit facilities; the rate of growth in the Health and Wellness market and such other factors as discussed in Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017, and similar discussions in our other filings with the Securities and Exchange Commission ("SEC").

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

We provide on-site screening services and flu shots, laboratory testing, health risk assessment, and sample collection services to individuals as part of comprehensive health and wellbeing programs offered through organizations' sponsorships. Such organizations include corporate and government employers, health plans, hospital systems, health care management companies, wellbeing companies, brokers and consultants, disease management organizations, reward administrators, third party administrators, clinical research organizations and academic institutions. Through our comprehensive health and wellbeing services, we also provide health coaching to support positive health risk migration, access to a wellbeing platform with individual and team challenges and rewards management, interoperability with third party digital health providers, data analytics, and reporting services. We contract with health professionals to deliver these services nationwide, all of whom are trained and certified to deliver quality service. In addition, we leverage our national network of health professionals to support the delivery of other similar products and services. Our FDA and ISO-certified medical-kit facility provides services to global pharmaceutical companies and supports the delivery of our products and services in a high-quality, secure manner.

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

•
The Company, with the assistance of its investment banking firm, Raymond James, is in the process of seeking a Transaction to maximize the enterprise value of the business as it continues to operate as a comprehensive health and wellness company. As part of this process the intent is to satisfy the requirements of the SWK Term Loans and other constituents based on the ultimate valuation achieved through the Transaction. The form the Transaction might take, if a Transaction is successfully negotiated and consummated, has not yet been determined but could involve a merger, a stock sale, an asset sale, a sale under Article 9 of the Uniform Commercial Code, a sale under Section 363 of the Bankruptcy Code, or some variation or combination of the foregoing.

•
We were unable to comply with the covenants in our debt agreements as of June 30, 2018, and for the three-month periods ended March 31, 2018, March 31, 2017, September 30, 2017, December 31, 2017 and the twelve-month period ended December 31, 2016. We obtained waivers from our lenders for these periods, with the exception of June 30, 2018, March 31, 2018 and December 31, 2017. We were not able to make our March 15, 2018, and April 30, 2018, payments on the August 2017 Term Loan with SWK; therefore, we defaulted on our loan with SWK and, due to the cross-default clause with CNH, were also in default on our 2016 Credit and Security Agreement. On June 1, 2018, we signed a Fifth Amendment to the A&R Credit Agreement, which provided a forbearance period that runs through August 31, 2018 with respect to our outstanding payment and covenant defaults under the A&R Credit Agreement. This Amendment includes new covenants with which we must comply. Under this Fifth Amendment, SWK has agreed to lend an additional $5.0 million. Under the Sixth Amendment to the A&R Credit Agreement dated as of August 9, 2018, SWK has agreed to lend an additional $0.8 million. All principal and accrued interest on the Sixth Amendment Term Loan, the Fifth Amendment Term Loan, the May 2018 Term loan and the August 2017 Term Loan will be due and payable on September 4, 2018. As a result of the cross-default, we also entered into a forbearance agreement through August 31, 2018 with CNH with respect to the default under the 2016 Credit and Security Agreement subject to the same covenants as set forth in the Fourth Amendment with SWK. Please refer to “Liquidity and Capital Resources - Going Concern” in below for further discussion.

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

A key corporate strength is our extensive network of health professionals, providing coverage in every zip code nationwide and allowing us to offer screening services for large enterprise employers as well as channel partners with customers distributed nationally across multiple locations. Our centralized fulfillment model allows us to deliver a reliable, consistent experience for our customers nationwide, regardless of location, as well as consistent and reliable equipment to provide a strong degree of accuracy and quality. We also have national agreements with retail clinics and local lab offices and offer physician form and at-home-kit services, providing our customers more robust, convenient options to maximize member participation with annual screenings.

We monitor our operational performance and are constantly refining metrics to improve operational and sales performance.  We believe our attention to the details that are important to our customers contributes to our strong client retention rate.

We gained new customers in 2017, both through our direct sales efforts and through our channel partners, including a large multi-year clinical research study, and already have new opportunities in 2018 that have been closed and are in the contracting phase.  As one of only a few pure-play publicly-traded health and wellness companies that offer a fully-integrated end-to-end solution to our customers, we believe we are positioned to capitalize on market need in 2018 and beyond.  There are, however, events as noted in Item 1A Risk Factors below that could negatively affect our financial condition, results of operations, and cash flows.

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

The following table sets forth our reconciliation of Adjusted EBITDA:

	Three Months Ended		Six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Net loss	$(5,077)	$(5,883)	$(10,306)	$(9,012)
Plus:
Interest expense	671	346	1,237	565
Other debt related costs included in interest expense	108	347	428	896
Income tax (benefit) expense	(86)	12	(86)	17
Depreciation and amortization	890	874	1,827	1,497
Share-based compensation expense	63	124	95	162
Severance costs	382	210	483	210
Restructuring costs	898	—	898	—
Transaction costs	77	1,595	203	2,277
Transition costs	—	31	37	29
Lease and legal settlements	—	31	—	49
Adjusted EBITDA	$(2,074)	$(2,313)	$(5,184)	$(3,310)

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

Results of Operations

Comparative Discussion and Analysis of Results of Operations for the three and six-month periods ended June 30, 2018 and 2017

Revenue - The table below sets forth our consolidated revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Revenue	$10,275	$8,883	15.7%	$21,610	$16,484	31.1%

Consolidated revenues for the three and six months ended June 30, 2018, increased 15.7% and 31.1%, respectively, over prior year primarily due to additional revenue from the Merger which attributed $2.2 million and $7.6 million, respectively. New business resulted in $1.4 million. This was offset by a reduction in volume due to the timing of clinical research organizations $1.7 million and delivery of on-site screening services of $0.8 million. Other decrease in revenue of $1.0 million was related to customers who terminated in 2017 for which we provided no services in 2018.

Cost of Operations - The table below sets forth our consolidated cost of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2018	% of Revenue	2017	% of Revenue	2018	% of Revenue	2017	% of Revenue
Cost of Operations	$8,149	79.3%	$7,206	81.1%	$16,816	77.8%	$13,115	79.5%

Cost of operations, as a percentage of revenue, for the three and six months ended June 30, 2018, decreased 1.8% and 1.7%, respectively, from prior year primarily due to reductions in labor costs as a result of synergies created from the Merger in fulfillment and event management along with improvements in coaching margins resulting from a consolidated platform.

Selling, General and Administrative Expenses - The table below sets forth our consolidated SG&A expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Selling, general and administrative expenses	$6,433	$5,281	21.8%	$13,284	$8,760	51.6%

SG&A expenses for the three and six months ended June 30, 2018, increased 21.8% and 51.6%, respectively, over prior year primarily due to the addition of PHS expenses from the Merger partially offset by our ongoing cost-saving initiatives and Merger synergies (payroll reductions, overhead, etc.), as discussed in Notes 3 and 9 to the condensed consolidated financial statements. A significant portion of this Merger-related increase was due to higher salaries and related benefit expenses in the amount of $1.3 million along with facilities expense of $0.5 million and director fees of $0.1 million. We also incurred increases in professional fees, consulting and contract labor in the amount of $1.2 million, primarily related to legal, executive and audit fees, as well as technology and development spending. Additional increases included higher interest and late fees of $0.3 million, severance of $0.3 million, and bad debt of $0.2 million along with depreciation and amortization of $0.2 million.

Transaction Costs

Transaction costs represent legal and professional fees incurred for non-recurring transactions. During the three and six months ended June 30, 2018, we incurred $0.1 million and $0.2 million, respectively, compared to the three and six-month periods ended June 30, 2017, when we incurred $1.6 million and $2.3 million, respectively, of transaction costs due to the Merger.

Operating Loss from Continuing Operations

Our consolidated operating loss from continuing operations for the three and six-month periods ended June 30, 2018, was $4.4 million and $8.7 million, respectively, compared to $5.2 million and $7.7 million, respectively, in the prior year periods. Operating losses for the three and six-month periods ended June 30, 2017, were driven by $1.6 million and $2.3 million, respectively, of one-time transaction costs related to the Merger.

Interest Expense

Interest expense for the three-month period ended June 30, 2018 and 2017, was $0.8 million and $0.7 million, respectively. Interest expense for the six-month period ended June 30, 2018 and 2017, was $1.7 million and $1.5 million, respectively. A detail of the components of interest expense is included in Note 8 to the condensed consolidated financial statements.

Gain (Loss) from Discontinued Operations

The loss from discontinued operations, net, of $0.1 million for the six-month period ended June 30, 2017, was primarily due to the lease settlement agreement related to the discontinued Hooper Holmes Services operations center.

Net Loss

Net loss for the three-month period ended June 30, 2018, was $5.1 million, or $0.19 per share on both a basic and diluted basis, as compared to a net loss of $5.9 million, or $0.28 per share on both a basic and diluted basis for the three-month period ended June 30, 2017. Net loss for the six-month period ended June 30, 2018, was $10.3 million, or $0.38 per share on both a basic and diluted basis, as compared to a net loss of $9.0 million, or $0.56 per share on both a basic and diluted basis for the six-month period ended June 30, 2017.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents as well as availability under our 2016 Credit and Security Agreement with CNH, as amended. If we need to borrow in the future under our 2016 Credit and Security Agreement, as amended, the amount available for borrowing may be less than the $15.0 million under this facility at any given time due to the manner in which the maximum available amount is calculated. We have an available borrowing base subject to reserves established at the lender's discretion of 85% of Eligible Receivables up to $15.0 million under this facility. At June 30, 2018, we had $5.8 million of outstanding borrowings under the 2016 Credit and Security Agreement, with unused borrowing capacity of $0.0 million. We have historically used availability under a revolving credit facility to fund operations due to a lag between the payment of certain operating expenses and the subsequent billing and collection of the associated revenue based on customer payment terms. To illustrate, in order to conduct successful screenings, we must expend cash to deliver the equipment and supplies required for the screenings. We must also expend cash to pay the health professionals and site management conducting the screening services. All of these expenditures are incurred in advance of the customer invoicing process and ultimate cash receipts for services performed. Given the seasonal nature of our operations, which are largely dependent on second half volumes, management expects to continue using a revolving credit facility in 2018 and beyond.

Our A&R Credit Agreement, as amended, provides us with a $8.5 million Term Loan. In 2017, the A&R Credit Agreement with SWK, as amended, increased the principal balance under the existing former Term Loan to $6.5 million and provided for an additional $2.0 million 2017 August Term Loan. On February 2, 2018, we entered into a Third Amendment to the A&R Credit Agreement which extended the August 2017 Term Loan’s maturity date to April 30, 2018. We have repaid $250,000 of the principal balance thereon as part of this Third Amendment. Under this Third Amendment, there was a second payment of $250,000 due in March 2018, with the balance due on April 30, 2018, neither of which was repaid in accordance with the amendment, which resulted in default. On May 10, 2018, we signed a Fourth Amendment to the A&R Credit Agreement, which provided a forbearance period that runs through June 1, 2018 with respect to our outstanding payment and covenant defaults under the A&R Credit Agreement. Under this Fourth Amendment, SWK has agreed to lend an additional $1.5 million. On June 1, 2018, we signed a Fifth Amendment to the A&R Credit Agreement, which provided a forbearance period that runs through August 31, 2018 with respect to our outstanding payment and covenant defaults under the A&R Credit Agreement. Under this Fifth Amendment, SWK has agreed to lend an additional $5.0 million. Pursuant to the Sixth Amendment to the A&R Credit Agreement, dated as of August 9, 2018, SWK has agreed to lend an additional $0.8 million. All principal and accrued interest on the Sixth Amendment Term Loan, the Fifth Amendment Term Loan, the May 2018 Term loan and the August 2017 Term Loan will be due and payable on September 4, 2018.

Going Concern

In accordance with ASC 205-40, the following information reflects the results of management’s assessment of our ability to continue as a going concern.

Principal conditions or events that require management's consideration

Following are conditions and events which require management's consideration:

•
We had a working capital deficit of $36.0 million with $0.6 million in cash and cash equivalents at June 30, 2018. We had $15.0 million of payables at June 30, 2018, that were past due-date terms. We continue to work with our vendors to facilitate revised payment terms; however, we have had an increasing number of vendors who have terminated services, threatened to terminate services, filed legal action or threatened to file legal action due to aged outstanding payables and in order to accelerate invoice payments.  At June 30, 2018, over 79% of our outstanding payables were more than 90 days past due. If certain services were terminated and we were not able to find alternative sources of supply, it could have a material adverse impact on our business.

•
Our net cash used in operating activities during the six months ended June 30, 2018, was $0.7 million. Our current forecast does not indicate positive operating cash flow in 2018, and our history of losses requires us to be cautious in our forecasting. We continue reviewing restructuring within our organization for additional cost savings and improved strategic market and customer services offerings.

•	We incurred a loss from continuing operations before tax of $10.4 million for the six months ended June 30, 2018.

•
We had $5.8 million of outstanding borrowings under the 2016 Credit and Security Agreement with CNH, with no available borrowing capacity, as of June 30, 2018. As of July 31, 2018, we had $4.4 million of outstanding borrowings and $0.1 million of unused borrowing capacity. Any borrowings on the unused borrowing capacity are at the discretion of CNH.

•
We owe $11.9 million at June 30, 2018, under the Term Loan, the August 2017 Term Loan, the May 2018 Term Loan and the Fifth Amendment Term Loan with SWK (collectively, the "SWK Term Loan"), which was used to fund the Merger and working capital. In addition at, June 30, 2018, we owe $1.9 million to Century. See Note 8 to the consolidated financial statements for the Subordinated Promissory Note issued in connection with the Merger.

•
All principal and accrued interest on the Sixth Amendment Term Loan with a principal balance of $0.8 million, the Fifth Amendment Term Loan with a principal balance of $5.0 million, the August 2017 Term Loan with a principal balance of $1.75 million, and the May 2018 Term Loan with a principal balance of $1.5 million will be due and payable on September 4, 2018. As a result of the cross-default clause with CNH, we were also in default on our 2016 Credit and Security Agreement. On June 1, 2018, we signed a Fifth Amendment to the A&R Credit Agreement (the “Fourth Amendment”), which provided a forbearance period that runs through August 31, 2018 with respect to our outstanding payment and covenant defaults under the A&R Credit Agreement. This Amendment includes new covenants with which we must comply. As a result of the cross-default, we also entered into a Forbearance Agreement (the “Forbearance Agreement”) through August 31, 2018 with CNH with respect to defaults under the 2016 Credit and Security Agreement. If we are unable to negotiate forbearance agreements beyond August 31, 2018, raise sufficient capital to repay the facilities, or replace the facilities with new debt facilities, the defaults could have a material adverse impact on our business. For additional information regarding the 2016 Credit and Security Agreement, the A&R Credit Agreement, and the related covenants, see Note 2 and Note 8 to the condensed consolidated financial statements.

•
    The debt agreements with CNH and SWK described above contain certain financial covenants, including various affirmative and negative covenants including minimum aggregate revenue, adjusted EBITDA, and consolidated unencumbered liquid assets requirements, which we did not comply with as of June 30, 2018 but which are subject to the forbearance under the Fifth Amendment and the Forbearance Agreement. The Fifth Amendment with SWK contains additional covenants as disclosed in Note 8 which we are currently in compliance with.

•
Pursuant to both the Fifth Amendment and the Forbearance Agreement, we must use reasonable best efforts to identify potential acquirers or investors and to effectuate a transaction that results in a sale, merger, acquisition, or similar material investment in the Company as imminently as reasonably possible (the “Transaction”) and are required to engage an investment banker acceptable to SWK to advise and represent us with respect to the Transaction. On May 10, 2018, we engaged Raymond James in fulfillment of the requirement to engage an acceptable investment banker.

•	There is an increased risk of losing key managerial and operational personnel as we seek to remedy our going concern and liquidity problems and pursue a Transaction.

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

Management's plans

We expect to continue to monitor our liquidity carefully, work to reduce this uncertainty, and address our cash needs through a combination of one or more of the following actions:

•
As disclosed on our Form 8-K filed with the SEC on March 30, 2018, we appointed a Chief Restructuring Officer ("CRO"). Under the leadership of the CRO, we have established a working capital plan and plans to address our balance sheet surrounding both the secured and unsecured creditors, operating expense structure and overall strategies in an effort to resolve this going concern assessment. Under the restructuring plan, we will consider all available options for strengthening our balance sheet through acquisitions and divestitures, capital-raising activities, and restructuring existing obligations, while continuing to manage its past due payables. The initial plans developed by the CRO continue to evolve as the Transaction process and our business operations progress over time. During the CRO’s tenure, our executive officers will continue to report to the CRO.

•
The CRO is also working with management and Raymond James to seek to implement the Transactions required under the Fifth Amendment and Forbearance Agreement and to maximize the enterprise value of the Transaction as it continues its current operations. The form the Transaction might take, if a Transaction is successfully negotiated and consummated, has not yet been determined but could involve a merger, a stock sale, an asset sale, a sale under Article 9 of the Uniform Commercial Code, a sale under Section 363 of the Bankruptcy Code, or some variation or combination of the foregoing.

•
We are undertaking efforts, including providing additional incentive-based compensation, to retain our key personnel as we seek a Transaction to satisfy the requirements of the Fifth Amendment and the Forbearance Agreement.

•
As disclosed on Form 8-K filed with the SEC on June 4, 2018, we executed forbearance agreements with both of our secured lenders through August 31, 2018 and will continue to work with our lenders in securing a longer period forbearance agreement, although to date nothing has been formally agreed upon and we may be unable to complete such an extended forbearance agreement.

•
Pursuant to the Fourth, Fifth and Sixth Amendments, SWK has agreed to lend us an additional $7.3 million. The lender will provide us with advances under this agreement as long as we are in compliance with the additional covenants set forth in the Fifth Amendment (see Note 8). As of June 30, 2018, we have received advances totaling $3.6 million under these amendments. We may seek additional bridge financing as necessary to implement its business plan during the Transaction process.

•
We will continue to aggressively seek new and return business from our existing customers and expand our presence in the health and wellness marketplace. We will also evaluate the overall profitability of our existing customer contracts and attempt to address underperforming business through price increases, cost savings or termination of services or a combination thereof.

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

Cash Flows from Operating, Investing and Financing Activities

We believe that as a result of our continued focus on cost reduction initiatives, efficiency improvements, and the Merger that cash flow from operations will improve. We have reduced our corporate fixed cost structure in 2017 and 2018, and plan to continue to evaluate professional fees and other expenses in the future. We have ongoing initiatives to increase the flexibility of our cost structure to improve our scalability with changes in screening volumes.

Cash Flows provided by Operating Activities

For the six months ended June 30, 2018, net cash provided by operating activities was $0.7 million, compared to $6.7 million net cash used in operating activities in the prior year period.

The net cash provided by operating activities for the six months ended June 30, 2018, reflects a net loss of $10.3 million, which was offset by non-cash charges of $2.4 million in depreciation and amortization expense, other debt related costs included in interest expense, share-based compensation expense, and issuance of warrants in connection with the Merger and debt amendments. Changes in working capital included an increase in accounts receivable of $7.8 million and inventories of $0.3 million along with increases in accounts payable, accrued expenses, and other liabilities of $0.5 million.

Our consolidated days sales outstanding ("DSO"), measured on a rolling 90-day basis, was 65.4 days at June 30, 2018, compared to 50.2 days at December 31, 2017, and 62.9 days at June 30, 2017, with the change from year end due to timing of large customer receipts. As previously mentioned, we experience a timing difference between the operating expense and cash collection of the associated revenue based on customer payment terms. Historically, our accounts receivable balances and our DSO are near their highest point in September and their lowest point in December.

Cash Flows used in Investing Activities

We used $0.1 million for the six months ended June 30, 2017, for capital expenditures and $0.0 million for the six months ended June 30, 2018.

Cash Flows (used in) provided by Financing Activities

For the six months ended June 30, 2018, net cash used in financing activities was $1.0 million, compared to net cash provided by financing activities $4.3 million in the prior year period.

For the six months ended June 30, 2018, we received $3.6 million in proceeds from the Term Loan offset by repayments of $0.3 million and made net payments under the credit facility of $4.3 million. For the six months ended June 30, 2017, we received $3.4 million, net of issuance costs, in connection with the equity raised as noted above, $2.8 million in proceeds from the A&R Agreement, $2.0 million in proceeds from the Seasonal Facility, and $0.8 million in net borrowings under the credit facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Dividends

No dividends were paid during the three and six-month periods ended June 30, 2018 and 2017. We are precluded from declaring or making any dividend payments or other distributions of assets with respect to any class of our equity securities under the terms of our 2016 Credit and Security Agreement and our A&R Credit Agreement, each as described in Note 8 to the unaudited condensed consolidated financial statements.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, the Company's disclosure controls and procedures were not effective as a result of material weaknesses in the Company’s internal control over financial reporting and the ineffective design and operation of internal controls related to the accounting for non-routine transactions.

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

Notwithstanding these material weaknesses in financial reporting and accounting for non-routine transactions, management has concluded that the consolidated financial statements included in the Quarterly Report on Form 10-Q present fairly, in all material respects, the consolidated financial position of the Company at June 30, 2018, and December 31, 2017, and the consolidated results of operations and cash flows for each of the three and six month periods ended June 30, 2018 and 2017, in conformity with U.S. generally accepted accounting principles.

(b) Changes in Internal Control over Financial Reporting

As discussed in Note 3 to the condensed consolidated financial statements, the Company consummated the Merger with PHS on May 11, 2017. Except for any changes in internal controls related to the integration of the Merger, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2018, which has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1	Legal Proceedings

The Company is, in the normal course of business, a party to various claims and other legal proceedings. If management believes that a material loss not covered by insurance arising from these actions is probable and can reasonably be estimated, the Company may record the amount of the estimated loss or, if a loss cannot be estimated but the minimum liability may be estimated using a range and no point is more probable than another, the Company may record the minimum estimated liability. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. The Company is not involved in any pending legal proceeding that, in the opinion of management after taking into account our loss reserves and insurance coverage, is likely to have a material adverse effect on our financial position or results of operations, with one exception. On June 21, 2018, Cantor Fitzgerald & Co. filed a complaint against the Company with the Supreme Court of the State of New York seeking $4.0 million in damages under a commercial contract for allegedly earned and unpaid investment banking fees. The Company intends to vigorously defend itself against the claim but the lawsuit, if successful, could have a material adverse effect on the Company’s financial position and results of operations. Litigation and claims are subject to inherent uncertainties and unfavorable outcomes can occur that exceed any amounts reserved for such losses. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

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

There is an increased risk of losing key managerial and operational personnel as we seek to remedy our going concern and liquidity problems and pursue a Transaction with the assistance of our CRO and investment banker. We have provided additional retention incentives for our key personnel, but there can be no assurance that these efforts will be successful. If we lose key managerial and operational personnel, our ability to implement our business plan and to seek and consummate the Transaction required by our senior secured lenders could be materially and adversely affected.

If we are unable to obtain forbearance agreements beyond August 31, 2018 with our secured lenders, we may be unable to resolve our credit agreement defaults.

Our senior secured lenders have provided forbearance agreements with respect to our existing payment and covenant defaults under their credit facilities, but those agreements only extend forbearance until August 31, 2018. If the lenders are unwilling to extend the duration of their forbearance agreements and we are not able to refinance or repay the credit facilities, or otherwise remedy the defaults, which we are presently unable to do, we would be subject to having the loan balances accelerated at any time following August 31, 2018, which would have a material adverse effect on our business and financial condition.

We may be unable to implement the Transaction required by our senior secured lenders and, even if we do, the Transaction may not resolve our liquidity issues.

To fulfill a requirement of our senior secured lenders, we have engaged Raymond James as our investment banker to seek a transaction (the “Transaction”) that results in a sale, merger, acquisition, or similar material investment in the Company as imminently as reasonably possible. The form the Transaction might take, if a Transaction is successfully negotiated and consummated, has not yet been determined but could involve a merger, a stock sale, an asset sale, a sale under Article 9 of the Uniform Commercial Code, a sale under Section 363 of the Bankruptcy Code, or some variation or combination of the foregoing. We can give no assurance that we will be able to enter into and close a Transaction acceptable to our secured lenders within a timeframe satisfactory to them. Failing to do so could cause us to be in breach of their forbearance agreements, which could result in their election to accelerate the principal and interest due under our credit agreements. Even if we do close a Transaction acceptable to our senior secured lenders, such a Transaction may not be sufficient to resolve our liquidity problems. Any of these circumstances would have a material and adverse effect on our financial condition.

If our trading price and market capitalization do not increase, we may be required to move our stock from the OTCQX U.S. tier to the OTCQB Venture Market or OTC Pink marketplace.

For our stock to continue to be quoted on the OTCQX U.S. tier, we must have a minimum bid price of at least $0.10 per share for at least one of 30 consecutive calendar days, a market capitalization of at least $5 million, and at least two market makers within 90 days of joining the OTCQX. OTC Markets Group notified us on May 31, 2018 that we were not in compliance with the $0.10 trading price or $5 million market capitalization requirements over the preceding 30 calendar days. If we do not achieve compliance with both standards for 10 consecutive trading days by November 27, 2018, we must either choose to be traded on the OTCQB Venture Market or be moved to the OTC Pink marketplace.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Share Issuances

We did not issue any shares of our common stock during the three and six-month periods ended June 30, 2018, in transactions not registered under the Securities Act of 1933, except as previously reported in our Current Reports on Form 8-K.

Share Repurchases

We did not purchase any shares of our common stock during the three and six-month periods ended June 30, 2018.

ITEM 3	Defaults Upon Senior Securities

None, except as previously reported on Forms 8-K.

ITEM 4	Mine Safety Disclosure

None.

ITEM 5	Other Information

The Company entered into a Sixth Amendment dated as of August 9, 2018 (the “Sixth Amendment”) to the Amended and Restated Credit Agreement dated as of May 11, 2017 (the “A&R Credit Agreement”) by and between the Company and SWK Funding LLC (“SWK”). Pursuant to the Sixth Amendment, SWK agreed to lend the Company $0.8 million in addition to $11.9 million previously outstanding collectively under the Fifth Amendment, the August 2017 Term Loan, the May 2018 Term Loan (collectively, with the Sixth Amendment, the “Term Loan Amendments”), and the A&R Credit Agreement. All principal and interest outstanding under the Term Loan Amendments will be due and payable on September 4, 2018. The other terms and conditions of the Sixth Amendment are the same as those applicable to the primary term loan advanced by SWK to the Company under the A&R Credit Agreement.

The foregoing description is qualified in its entirety by reference to the full text of the Sixth Amendment, which is attached hereto and incorporated by reference herein as Exhibit 10.5.

ITEM 6	Exhibits

Exhibit No.	Description of Exhibit

10.1
Fourth Amendment to Amended and Restated Credit Agreement dated as of May 8, 2018, among Hooper Holmes, Inc., SWK Funding LLC and the other parties thereto. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.2, filed with the SEC on May 15, 2018).

10.2
Forbearance Agreement dated as of May 11, 2018, by and between Hooper Holmes, Inc. and CNH Finance Fund I, L.P. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed with the SEC on May 15, 2018).

10.3	Forbearance Agreement dated as of May 31, 2018, by and between Hooper Holmes, Inc. and CNH Finance Fund I, L.P.*
10.4	Fifth Amendment to Amended and Restated Credit Agreement dated as of June 1, 2018, among Hooper Holmes, Inc., SWK Funding LLC, and the other parties thereto.*
10.5	Sixth Amendment to Amended and Restated Credit Agreement dated as of August 9, 2018, among Hooper Holmes, Inc., SWK Funding LLC, and the other parties thereto.*
31.1	Certification of Chief Restructuring Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification of Chief Restructuring Officer (Principal Executive Officer) pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Label Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hooper Holmes, Inc.

Dated: August 14, 2018

By: /s/ James Fleet
James Fleet
Chief Restructuring Officer (Principal Executive Officer)

By: /s/ Kevin Johnson
Kevin Johnson
Chief Financial Officer (Principal Financial and Accounting Officer)